Form 10-Q
period 2008-09-30
ACE LTD
filed 2008-11-07
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 33.44 par value) outstanding as of November 4, 2008, was 333,581,968.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30 2008	December 31 2007
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $34,609 and $32,994) (includes hybrid financial instruments of $257 and $282)	$33,158	$33,184
Fixed maturities held to maturity, at amortized cost (fair value – $2,852 and $3,015)	2,881	2,987
Equity securities, at fair value (cost – $1,336 and $1,618)	1,229	1,837
Short-term investments, at fair value and amortized cost	3,014	2,631
Other investments (cost – $1,327 and $880)	1,529	1,140

Total investments	41,811	41,779
Cash	479	510
Securities lending collateral	2,050	2,109
Accrued investment income	478	416
Insurance and reinsurance balances receivable	3,499	3,540
Reinsurance recoverable on losses and loss expenses	14,225	14,354
Reinsurance recoverable on future policy benefits	276	8
Deferred policy acquisition costs	1,263	1,121
Value of business acquired	923	—
Prepaid reinsurance premiums	1,770	1,600
Goodwill and other intangible assets	3,817	2,838
Deferred tax assets	1,457	1,087
Investments in partially-owned insurance companies (cost—$786 and $686)	867	773
Income taxes receivable	11	—
Other assets	2,229	1,955

Total assets	$75,155	$72,090

Liabilities
Unpaid losses and loss expenses	$38,373	$37,112
Unearned premiums	6,459	6,227
Future policy benefits	2,919	545
Insurance and reinsurance balances payable	2,754	2,843
Deposit liabilities	346	351
Securities lending payable	2,095	2,109
Payable for securities purchased	1,008	1,798
Accounts payable, accrued expenses, and other liabilities	2,201	1,825
Income taxes payable	—	111
Short-term debt	333	372
Long-term debt	3,002	1,811
Trust preferred securities	309	309

Total liabilities	59,799	55,413

Commitments and contingencies
Shareholders’ equity
Preferred Shares ($1.00 par value, Nil and 2,300,000 shares authorized, issued, and outstanding)	—	2
Common Shares (CHF 33.44 and $0.041666667 par value, 500,000,000 shares authorized; 335,259,791 and 329,704,531 shares issued; 333,394,608 and 329,704,531 shares outstanding)	10,913	14
Common Shares in treasury (1,865,183 and nil shares)	(3)	—
Additional paid-in capital	5,415	6,812
Retained earnings	54	9,080
Deferred compensation obligation	3	3
Accumulated other comprehensive (loss) income	(1,023)	769
Common Shares issued to employee trust	(3)	(3)

Total shareholders’ equity	15,356	16,677

Total liabilities and shareholders’ equity	$75,155	$72,090

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$5,220	$4,463	$14,922	$13,596
Reinsurance premiums ceded	(1,944)	(1,663)	(4,894)	(4,444)

Net premiums written	3,276	2,800	10,028	9,152
Change in unearned premiums	333	350	(51)	88

Net premiums earned	3,609	3,150	9,977	9,240
Net investment income	520	492	1,541	1,414
Net realized gains (losses)	(510)	—	(989)	5

Total revenues	3,619	3,642	10,529	10,659

Expenses
Losses and loss expenses	2,369	1,910	5,843	5,563
Future policy benefits	91	39	243	108
Policy acquisition costs	581	463	1,618	1,314
Administrative expenses	457	358	1,293	1,070
Interest expense	68	44	176	132
Other (income) expense	6	32	(104)	32

Total expenses	3,572	2,846	9,069	8,219

Income before income tax	47	796	1,460	2,440
Income tax (benefit) expense	(7)	140	283	434

Net income	$54	$656	$1,177	$2,006

Other comprehensive (loss) income
Unrealized (depreciation) appreciation arising during the period	(1,522)	218	(2,750)	(136)
Reclassification adjustment for net realized (gains) losses included in net income	383	6	725	21

	(1,139)	224	(2,025)	(115)
Change in:
Cumulative translation adjustments	(155)	58	(122)	93
Pension liability	5	(1)	6	(3)

Other comprehensive (loss) income, before income tax	(1,289)	281	(2,141)	(25)
Income tax benefit (expense) related to other comprehensive income items	320	(28)	355	(23)

Other comprehensive (loss) income	(969)	253	(1,786)	(48)

Comprehensive (loss) income	$(915)	$909	$(609)	$1,958

Basic earnings per share	$0.16	$1.98	$3.51	$6.08

Diluted earnings per share	$0.16	$1.95	$3.46	$5.98

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning of period	$2	$2
Preferred Shares redeemed	(2)	—

Balance – end of period	—	2

Common Shares
Balance – beginning of period	14	14
Exercise of stock options	1	—
Common Shares stock dividend	10,985	—
Dividends declared on Common Shares-par value reduction	(87)	—

Balance – end of period	10,913	14

Common Shares in treasury
Balance – beginning of period	—	—
Common Shares issued in treasury net of net shares redeemed under employee share-based compensation plans	(3)	—

Balance – end of period	(3)	—

Additional paid-in capital
Balance – beginning of period	6,812	6,640
Preferred Shares redeemed	(573)	—
Net shares redeemed under employee share-based compensation plans	(14)	(15)
Exercise of stock options	87	54
Share-based compensation expense	93	75
Common Shares stock dividend	(990)	—

Balance – end of period	5,415	6,754

Retained earnings
Balance – beginning of period	9,080	6,906
Effect of partial adoption of FAS 157	(4)	—
Effect of adoption of FAS 159	6	—
Effect of adoption of FIN 48	—	(22)
Effect of adoption of FAS 155	—	12

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	9,082	6,896
Net income	1,177	2,006
Dividends declared on Common Shares	(186)	(260)
Dividends declared on Preferred Shares	(24)	(33)
Common Shares stock dividend	(9,995)	—

Balance – end of period	54	8,609

Deferred compensation obligation
Balance – beginning and end of period	$3	$4

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(in millions of U.S. dollars)
Accumulated other comprehensive (loss) income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$596	$607
Effect of adoption of FAS 159	(6)	—
Effect of adoption of FAS 155	—	(12)

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	590	595
Change in period, net of income tax (expense) benefit of $317 and $10	(1,708)	(105)

Balance – end of period	(1,118)	490

Cumulative translation adjustment
Balance – beginning of period	231	165
Change in period, net of income tax (expense) benefit of $40 and $(35)	(82)	58

Balance – end of period	149	223

Pension liability adjustment
Balance – beginning of period	(58)	(56)
Change in period, net of income tax (expense) benefit of $(2) and $2	4	(1)

Balance – end of period	(54)	(57)

Accumulated other comprehensive (loss) income	(1,023)	656

Common Shares issued to employee trust
Balance – beginning and end of period	(3)	(4)

Total shareholders’ equity	$15,356	$16,035

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,177	$2,006
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	989	(5)
Amortization of premium/discount on fixed maturities	19	(5)
Deferred income taxes	(30)	(17)
Unpaid losses and loss expenses	1,224	958
Unearned premiums	236	(30)
Future policy benefits	123	9
Insurance and reinsurance balances payable	(262)	124
Accounts payable, accrued expenses, and other liabilities	260	73
Income taxes payable/receivable	(83)	(8)
Insurance and reinsurance balances receivable	47	303
Reinsurance recoverable on losses and loss expenses	40	473
Reinsurance recoverable on future policy benefits	3	1
Deferred policy acquisition costs	(168)	(30)
Prepaid reinsurance premiums	(162)	(58)
Other	(273)	84

Net cash flows from operating activities	3,140	3,878

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(33,417)	(35,736)
Purchases of fixed maturities held to maturity	(316)	(266)
Purchases of equity securities	(834)	(684)
Sales of fixed maturities available for sale	30,444	29,767
Sales of equity securities	1,001	670
Maturities and redemptions of fixed maturities available for sale	2,212	2,444
Maturities and redemptions of fixed maturities held to maturity	383	320
Net proceeds from (payments made on) the settlement of investment derivatives	(15)	(3)
Acquisition of subsidiary (net of cash acquired of $19)	(2,522)	—
Other	(476)	(244)

Net cash flows used for investing activities	(3,540)	(3,732)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(276)	(253)
Dividends paid on Preferred Shares	(24)	(33)
Net proceeds from (repayment of) short-term debt	(35)	(500)
Net proceeds from issuance of long-term debt	1,195	500
Redemption of Preferred Shares	(575)	—
Proceeds from exercise of options for Common Shares	88	54
Proceeds from Common Shares issued under ESPP	10	9

Net cash flows from (used for) financing activities	383	(223)

Effect of foreign currency rate changes on cash and cash equivalents	(14)	18

Net decrease in cash	(31)	(59)
Cash – beginning of period	510	565

Cash – end of period	$479	$506

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company which, until July 18, 2008, was incorporated with limited liability under the Cayman Islands Companies Law. On March 19, 2008, the Company announced that its Board of Directors (the Board) approved a proposal to move the Company’s jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland (the Continuation). On July 10, 2008, and July 14, 2008, during ACE’s annual general meeting, the Company’s shareholders approved the Continuation and ACE became a Swiss company effective July 18, 2008.

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from AON Corporation (AON) for $2.56 billion. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. ACE recorded the acquisition using the purchase method of accounting. The interim consolidated financial statements include the results of Combined Insurance from April 1, 2008. Based on ACE’s preliminary purchase price allocation, $936 million of goodwill and other intangible assets was generated as a result of the acquisition. Refer to Note 3.

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. Refer to Note 13.

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

2. Significant accounting policies

New accounting pronouncements

Adopted in the nine months ended September 30, 2008

Fair value measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value measurement to any new circumstances. The Company adopted FAS 157, in part, as of January 1, 2008, and the cumulative effect of adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain guaranteed minimum income benefits (GMIB) contracts. For additional information regarding the partial adoption of FAS 157, refer to the following paragraph and Note 4.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, the provisions of FAS 157 have not been applied to Goodwill and other intangible assets held by the Company which are measured annually for impairment testing purposes only.

In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157 in an inactive market and provides examples to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP FAS 157-3 is effective for the Company for the three months ended September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial condition or results of operations.

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. FAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. Since the equity securities were previously carried at fair value, the election did not have an effect on shareholders’ equity. However, the election resulted in an increase to retained earnings and a reduction to accumulated other comprehensive income of $6 million ($9 million pre-tax) as of January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses) in the consolidated statement of operations. For additional information regarding the adoption of FAS 159, refer to Note 4.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective September 28, 2008 (60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles). The adoption of FAS 162 did not have a material impact on the Company’s financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

To be adopted after September 30, 2008

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial condition or results of operations.

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

Earnings Per Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides additional guidance in the calculation of earnings per share under FAS No. 128, Earnings Per Share, and requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the Company’s financial condition or results of operations.

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

ACE recorded the acquisition using the purchase method of accounting. The interim consolidated financial statements include the results of Combined Insurance from April 1, 2008. The most significant intangible asset is the value of business acquired (VOBA). VOBA represents the fair value of the future profits of the in-force long duration contracts and is amortized in relation to the profit emergence of the underlying contracts, in a manner similar to deferred acquisition costs, over a period of approximately thirty years. The VOBA calculation is based on many factors including mortality, morbidity, persistency, investment yields, expenses, and the discount rate with the discount rate being the most significant factor. The acquisition also generated $936 million of goodwill and other intangible assets (most, if not all, of which is expected to be deductible for income tax purposes) based on ACE’s preliminary purchase price allocation, which was apportioned to the Life Insurance and Reinsurance and Insurance – Overseas General segments in the amounts of $488 million and $448 million, respectively. The allocation of goodwill and other intangible assets to segments is preliminary and subject to change. Refer to Note 7. ACE financed the transaction through a combination of available cash ($811 million), reverse repurchase agreements ($1 billion), and new private and public long-term debt ($750 million). Refer to Note 8.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes ACE’s best estimate of fair value of the assets acquired and liabilities assumed from Combined Insurance at April 1, 2008. Upon the adoption of FAS 157, ACE elected to defer the fair value guidance applicable to valuing nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Accordingly, FAS 157 was not used to determine the fair values of the nonfinancial assets acquired and the nonfinancial liabilities assumed in this business combination. ACE expects to make further adjustments to its purchase price allocation during the quarter ending December 31, 2008, although ACE does not expect these changes to materially affect its financial position, results of operations, or cash flows.

Condensed Balance Sheet of Combined Insurance at April 1, 2008

(in millions of U.S. dollars)

Assets
Investments and cash	$3,000
Insurance and reinsurance balances receivable	38
Reinsurance recoverable on losses and loss expenses	33
Reinsurance recoverable on future policy benefits	271
Value of business acquired (preliminary)	1,024
Goodwill and intangible assets (preliminary)	936
Other assets (preliminary)	159

Total assets (preliminary)	$5,461

Liabilities and Shareholder’s Equity
Unpaid losses and loss expenses	$386
Unearned premiums	46
Future policy benefits	2,256
Other liabilities (preliminary)	232

Total liabilities (preliminary)	2,920

Total shareholder’s equity (preliminary)	2,541

Total liabilities and shareholder’s equity (preliminary)	$5,461

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Pro forma:
Net premiums earned	$3,609	$3,532	$10,370	$10,367
Total revenues	$3,619	$4,066	$10,961	$11,904
Net income	$59	$703	$1,214	$2,114
Diluted earnings per share	$0.18	$2.09	$3.58	$6.30

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

Other derivative instruments

The Company maintains positions in other derivative instruments including option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits (GMDB) and GMIB reinsurance business. The fair value of the majority of the Company’s positions in other derivative instruments is based on significant observable inputs

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

including equity security and interest rate indices. Accordingly, these are classified within Level 2. The Company’s position in credit default swaps is typically included within Level 3.

The following table presents, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of September 30, 2008.

September 30, 2008	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale	$950	$31,812	$396	$33,158
Fixed maturities held to maturity	318	2,533	1	2,852
Equity securities	1,216	4	9	1,229
Short-term investments	2,128	886	—	3,014
Other investments	57	248	1,224	1,529
Other derivative instruments	—	110	50	160

Total assets at fair value	$4,669	$35,593	$1,680	$41,942

Liabilities:
Investment derivative instruments	$2	$—	$—	$2
Guaranteed minimum income benefits	—	—	542	542

Total liabilities at fair value	$2	$—	$542	$544

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 financial instruments

The following tables provide a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the periods indicated.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at September 30, 2008, included in Net Income
	(in millions of U.S. dollars)
Three Months Ended September 30, 2008
Assets:
Fixed maturities available for sale	$466	$(5)	$(23)	$(30)	$(12)	$396	$(1)
Fixed maturities held to maturity	2	(2)	—	—	1	1	—
Equity securities	10	—	—	2	(3)	9	—
Other investments	1,117	—	(30)	137	—	1,224	—
Other derivative instruments	31	22	—	(3)	—	50	20

Total assets at fair value	$1,626	$15	$(53)	$106	$(14)	$1,680	$19

Liabilities:
Guaranteed minimum income benefits at fair value	$375	$189	$—	$(22)	$—	$542	$189

Nine Months Ended September 30, 2008
Assets:
Fixed maturities available for sale	$601	$(18)	$(64)	$(2)	$(121)	$396	$(3)
Fixed maturities held to maturity	—	(2)	—	—	3	1	—
Equity securities	12	—	—	(1)	(2)	9	—
Other investments	898	(25)	(69)	420	—	1,224	—
Other derivative instruments	17	38	—	(5)	—	50	35

Total assets at fair value	$1,528	$(7)	$(133)	$412	$(120)	$1,680	$32

Liabilities:
Investment derivative instruments	$(6)	$(5)	$—	$11	$—	$—	$—
Guaranteed minimum income benefits	225	319	—	(2)	—	542	319

Total liabilities at fair value	$219	$314	$—	$9	$—	$542	$319

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as of January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses). During the three months ended June 30, 2008, the Company sold the entire portfolio. Accordingly, the Company currently holds no assets for which the provisions of FAS 159 have been elected. For the three and six months ended June 30, 2008, the Company recognized net realized gains (losses) related to changes in fair value of these equity securities of $9 million and $(11) million, respectively, in the consolidated statements of operations. Throughout 2008 to the date of sale, all of these equity securities were classified within Level 1 in the fair value hierarchy.

5. Investments

a) Gross unrealized loss

As of September 30, 2008, there were 9,691 fixed maturities out of a total of 14,178 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $13 million. There were 612 equity securities out of a total of 964 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $6.6 million. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined primarily due to widening credit spreads on corporate and structured credit investments. The unrealized loss also reflects higher non–U.S. interest rates.

The following tables summarize, for all securities in an unrealized loss position at September 30, 2008, and December 31, 2007 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
September 30, 2008	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$829	$(10.3)	$—	$—	$829	$(10.3)
Foreign	5,828	(342.0)	111	(21.3)	5,939	(363.3)
Corporate securities	7,930	(746.3)	287	(46.9)	8,217	(793.2)
Mortgage-backed securities	6,543	(485.9)	248	(78.9)	6,791	(564.8)
States, municipalities, and political subdivisions	1,010	(40.4)	15	(3.9)	1,025	(44.3)

Total fixed maturities	22,140	(1,624.9)	661	(151.0)	22,801	(1,775.9)
Equity securities	824	(158.2)	62	(29.0)	886	(187.2)
Other investments	292	(65.0)	—	—	292	(65.0)

Total	$23,256	$(1,848.1)	$723	$(180.0)	$23,979	$(2,028.1)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at September 30, 2008, are fixed maturities held to maturity with combined fair values of $1.26 billion and $108 million, respectively. The associated gross unrealized losses included in the “0-12 Months” and “Over 12 Months” aging categories are $46 million and $17 million, respectively.

December 31, 2007	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
U.S. Treasury and agency	$193	$(2.5)	$31	$(0.1)	$224	$(2.6)
Foreign	3,435	(97.3)	135	(0.9)	3,570	(98.2)
Corporate securities	3,951	(138.5)	235	(3.6)	4,186	(142.1)
Mortgage-backed securities	2,967	(29.8)	139	(1.7)	3,106	(31.5)
States, municipalities, and political subdivisions	569	(7.1)	16	(0.2)	585	(7.3)

Total fixed maturities	11,115	(275.2)	556	(6.5)	11,671	(281.7)
Equity securities	589	(92.5)	—	—	589	(92.5)
Other investments	101	(16.3)	—	—	101	(16.3)

Total	$11,805	$(384.0)	$556	$(6.5)	$12,361	$(390.5)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Net realized gains (losses) and other- than- temporary impairments

The following table shows, for the periods indicated, the Net realized gains (losses) and the losses included in Net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments for the nine months ended September 30, 2008, were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments. For the three months ended September 30, 2008, approximately $150 million was related to ACE’s holdings in Lehman Brothers debt.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Fixed maturities	$(76)	$7	$(80)	$(27)
Fixed maturity other-than-temporary impairments	(196)	(13)	(495)	(63)
Equity securities	(98)	62	(64)	149
Equity securities other-than-temporary impairments	(28)	(5)	(103)	(7)
Other investments	4	6	6	20
Other investments other-than-temporary impairments	—	—	(25)	(2)
Foreign currency gains (losses)	15	2	33	3
Futures, option contracts, and swaps	15	(9)	(10)	(14)
Fair value adjustments on insurance derivatives	(146)	(50)	(251)	(54)

Total	$(510)	$—	$(989)	$5

6. Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the periods indicated, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$31	$32	$95	$92
Life and annuity benefits expense	$60	$15	$107	$35

GMIB
Net premiums earned	$37	$27	$109	$78
Life and annuity benefits expense	$(21)	$5	$(2)	$9
Realized gains (losses)	$(189)	$(63)	$(319)	$(60)

Fair value components
Gain (loss) recognized in income	$(131)	$(41)	$(208)	$9
Net cash received (disbursed)	$36	$27	$109	$78
Net decrease (increase) in liability	$(167)	$(68)	$(317)	$(69)

At September 30, 2008, reported liabilities for GMDB and GMIB reinsurance were $214 million and $542 million, respectively, compared with $137 million and $225 million, respectively, at December 31, 2007. The

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reported liability for GMIB reinsurance in 2008 and 2007 includes a fair value adjustment of $480 million and $157 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets and, for GMIB reinsurance, changes in the allocation of the investments underlying annuitant’s account value and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely information, such as market conditions and demographics of in-force annuities.

At September 30, 2008, the Company’s net amount at risk from its GMDB and GMIB reinsurance programs was $6.5 billion and $539 million, respectively, compared with $1.5 billion and $14 million, respectively, at December 31, 2007. For the GMDB programs, the net amount at risk is defined as the excess, if any, of the current guaranteed value over the current account value. For the GMIB programs, the net amount at risk is defined as the excess, if any, of the present value of the minimum guaranteed annuity payments over the present value of the annuity payments assumed (under the terms of the reinsurance contract) to be available to each policyholder.

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

As discussed in Note 3, the acquisition of Combined Insurance generated $936 million of goodwill and other intangible assets based on ACE’s preliminary purchase price allocation, which was apportioned to the Life Insurance and Reinsurance and Insurance – Overseas General segments in the amounts of $488 million and $448 million, respectively.

The following table details Goodwill and other intangible assets by reporting segment.

	September 30 2008	December 31 2007
	(in millions of U.S. dollars)
Insurance – North American	$1,216	$1,194
Insurance – Overseas General	1,748	1,276
Global Reinsurance	365	365
Life Insurance and Reinsurance	488	3

	$3,817	$2,838

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Debt

The following table outlines the Company’s debt as of September 30, 2008, and December 31, 2007.

	2008	2007
	(in millions of U.S. dollars)
Short-term debt
Australia Holdings due 2008	$83	$87
ACE US Holdings senior notes due 2008	250	250
Reverse repurchase agreements	—	35

	$333	$372

Long-term debt
ACE INA subordinated notes due 2009	$211	$201
ACE European Holdings due 2010	184	199
ACE INA term loan due 2013	450	—
ACE INA senior notes due 2014	499	499
ACE INA senior notes due 2015	446	—
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	—
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14

	$3,002	$1,811

Trust preferred securities
ACE INA capital securities due 2030	$309	$309

a) Reverse repurchase agreements

The Company has executed reverse repurchase agreements with certain counterparties under which the Company agreed to sell securities and repurchase them at a future date for a predetermined price. During the three months ended March 31, 2008, the Company executed reverse repurchase agreements totaling $1 billion as part of the financing of the Combined Insurance acquisition. At September 30, 2008, these reverse repurchase agreements had been settled.

b) ACE INA notes and term loan

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

In May 2008, ACE INA issued $450 million of 5.6 percent senior notes due May 2015. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds from this debt offering, along with available cash, were used to redeem the Preferred Shares in June 2008. Refer to Note 10.

9. Commitments, contingencies, and guarantees

a) Other investments

The Company invests in limited partnerships with a carrying value of $831 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $968 million over the next several years.

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

In June 2008, in an action filed by the NYAG against another insurer, the New York Appellate Division, First Department, confirmed the legality of contingent commission agreements – one of the focal points of the NYAG’s investigation. “Contingent commission agreements between brokers and insurers are not illegal, and, in the absence of a special relationship between parties, defendants[s] had no duty to disclose the existence of the contingent commission agreement.” New York v. Liberty Mut. Ins. Co., 52 A.D. 3d 378, 379 (2008) (citing Hersch v. DeWitt Stern Group, Inc., 43 A.D. 3d 644, 645 (2007).

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

On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, the District of Columbia, and the Florida Department of Financial Services and Office of Insurance Regulation. The agreement resolves investigations of ACE’s underwriting practices and contingent commission payments. Under the agreement, ACE paid $4.5 million without admitting any liability, and agreed to keep in place certain business reforms already in effect.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings, Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing.

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania and the Court appointed Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). In 2005, ACE and the individual defendants filed a motion to dismiss. Oral argument is scheduled for November 10, 2008.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. On April 14, 2008, the shareholder plaintiffs filed an amended complaint (their third pleading effort), which drops Evan Greenberg as a defendant. On June 13, 2008, ACE moved to dismiss the newly amended complaint. Briefing on ACE’s motion is complete and oral argument is tentatively scheduled for December 18, 2008. Discovery is currently stayed. The New York derivative action is stayed pending resolution of the Delaware derivative action.

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

10. Preferred Shares

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

11. Shareholders’ equity

In connection with the Continuation, the Company changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the affect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. All Common Shares are registered common shares under Swiss corporate law. Notwithstanding the change of the currency in which the par value of Common Shares is stated, the Company continues to use U.S. dollars as its reporting and functional currency for preparing the consolidated financial statements. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to the extent that the increase in par value exhausted retained earnings at the date of the Continuation. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company’s transfer agent in USD converted at the USD/CHF exchange rate shortly before the payment date. For the foreseeable future, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the three months ended September 30, 2008 and 2007, dividends declared per Common Share amounted to CHF 0.30 ($0.26) and $0.27, respectively. The par value distribution in the three months ended September 30, 2008, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing par value per Common Share to CHF 33.44. Dividends declared for the nine months ended September 30, 2008, were $0.82 per Common Share including the par value distribution declared in the three months ended September 30, 2008. Dividends declared per Common Share amounted to $0.79 for the nine months ended September 30, 2007.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

In July of 2008, prior to the Continuation, the Company issued and placed 2,000,000 Common Shares in treasury principally for issuance upon the exercise of employee stock options. At September 30, 2008, 1,865,183 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

12. Share-based compensation

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

13. Segment information

The Company operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Insurance – North American, and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries. Segment operating results for the three and nine months ended September 30, 2008, include the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

results of Combined Insurance from April 1, 2008. Results from Combined Insurance’s North American operations are included in the Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in the Insurance – Overseas General segment.

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

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business), the wholesale insurance operations of ACE Global Markets, and the international A&H and life insurance business of Combined Insurance. ACE International, our ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488 (2008 capacity of £330 million ($599 million)), offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. AEGL, our London-based, Financial Services Authority-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in Europe and Asia Pacific. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (Directors & Officers and Errors & Omissions), marine, energy, aviation, political risk, specialty personal lines, consumer lines products, A&H (principally accident and supplemental health), and life insurance products.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Corporate and Other (Corporate) includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of Assured Guaranty Ltd.’s earnings reflected in Other (income) expense. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are managed by Corporate. As such, the effect of the related loss reserve development on net income is reported within Corporate.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the Three Months Ended September 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,987	$1,678	$174	$381	$—	$5,220
Net premiums written	1,461	1,293	174	348	—	3,276
Net premiums earned	1,583	1,425	257	344	—	3,609
Losses and loss expenses	1,356	731	178	104	—	2,369
Future policy benefits	—	5	—	86	—	91
Policy acquisition costs	160	329	44	48	—	581
Administrative expenses	132	217	14	61	33	457

Underwriting (loss) income	(65)	143	21	45	(33)	111

Net investment income (loss)	278	136	83	40	(17)	520
Net realized gains (losses)	(284)	(58)	(2)	(180)	14	(510)
Interest expense	—	—	—	—	68	68
Other (income) expense	3	6	1	2	(6)	6
Income tax expense (benefit)	(7)	10	9	15	(34)	(7)

Net (loss) income	$(67)	$205	$92	$(112)	$(64)	$54

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended September 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$2,708	$1,427	$228	$100	$—	$4,463
Net premiums written	1,449	1,041	215	95	—	2,800
Net premiums earned	1,595	1,141	319	95	—	3,150
Losses and loss expenses	1,138	611	161	—	—	1,910
Future policy benefits	—	—	—	39	—	39
Policy acquisition costs	150	240	60	13	—	463
Administrative expenses	129	170	14	13	32	358

Underwriting income (loss)	178	120	84	30	(32)	380

Net investment income (loss)	260	116	69	14	33	492
Net realized gains (losses)	29	(5)	25	(51)	2	—
Interest expense	—	—	—	—	44	44
Other (income) expense	1	(12)	—	—	43	32
Income tax expense (benefit)	125	26	11	(3)	(19)	140

Net income (loss)	$341	$217	$167	$(4)	$(65)	$656

Statement of Operations by Segment

For the Nine Months Ended September 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$7,886	$5,332	$791	$913	$—	$14,922
Net premiums written	4,332	4,081	788	827	—	10,028
Net premiums earned	4,302	4,087	777	811	—	9,977
Losses and loss expenses	3,187	2,039	403	214	—	5,843
Future policy benefits	—	10	—	233	—	243
Policy acquisition costs	450	897	152	119	—	1,618
Administrative expenses	398	598	43	143	111	1,293

Underwriting income (loss)	267	543	179	102	(111)	980

Net investment income (loss)	829	387	235	95	(5)	1,541
Net realized gains (losses)	(450)	(199)	(67)	(302)	29	(989)
Interest expense	—	—	—	—	176	176
Other (income) expense	6	(14)	2	6	(104)	(104)
Income tax expense (benefit)	222	95	24	25	(83)	283

Net income (loss)	$418	$650	$321	$(136)	$(76)	$1,177

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Nine Months Ended September 30, 2007

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$7,566	$4,707	$1,041	$282	$—	$13,596
Net premiums written	4,460	3,399	1,023	270	—	9,152
Net premiums earned	4,589	3,394	987	270	—	9,240
Losses and loss expenses	3,265	1,789	509	—	—	5,563
Future policy benefits	—	—	—	108	—	108
Policy acquisition costs	394	694	190	36	—	1,314
Administrative expenses	392	494	47	37	100	1,070

Underwriting income (loss)	538	417	241	89	(100)	1,185

Net investment income	758	331	201	40	84	1,414
Net realized gains (losses)	81	(58)	24	(56)	14	5
Interest expense	—	—	—	—	132	132
Other (income) expense	11	(8)	3	—	26	32
Income tax expense (benefit)	368	124	25	(4)	(79)	434

Net income (loss)	$998	$574	$438	$77	$(81)	$2,006

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

The following table shows the impact of the catastrophe losses by segment for the three months ended September 30, 2008.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Consolidated
Catastrophe Loss Charges - By Event	(in millions of U.S. dollars)

Gross loss				$862
Net loss
Hurricane – Gustav	$50	$12	$6	$68
Hurricane – Ike	206	49	106	361
Other (1)	2	(12)	(8)	(18)

Total	$258	$49	$104	$411
Reinstatement premiums (earned) expensed	16	4	(13)	7

Total before income tax	274	53	91	418
Income tax benefit	(86)	(17)	(4)	(107)

Total after income tax	$188	$36	$87	$311

(1)	Includes adjustments to catastrophe losses reported in the three months ended June 30, 2008, related to Midwest floods.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended September 30, 2008
Insurance – North American	$551	$969	$63	$1,583
Insurance – Overseas General	500	376	549	1,425
Global Reinsurance	139	118	—	257
Life Insurance and Reinsurance	—	—	344	344

	$1,190	$1,463	$956	$3,609

Three Months Ended September 30, 2007
Insurance – North American	$484	$1,054	$57	$1,595
Insurance – Overseas General	427	359	355	1,141
Global Reinsurance	155	164	—	319
Life Insurance and Reinsurance	—	—	95	95

	$1,066	$1,577	$507	$3,150

Nine Months Ended September 30, 2008
Insurance – North American	$1,214	$2,903	$185	$4,302
Insurance – Overseas General	1,420	1,151	1,516	4,087
Global Reinsurance	396	381	—	777
Life Insurance and Reinsurance	—	—	811	811

	$3,030	$4,435	$2,512	$9,977

Nine Months Ended September 30, 2007
Insurance – North American	$1,125	$3,303	$161	$4,589
Insurance – Overseas General	1,251	1,090	1,053	3,394
Global Reinsurance	472	515	—	987
Life Insurance and Reinsurance	—	—	270	270

	$2,848	$4,908	$1,484	$9,240

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$54	$656	$1,177	$2,006
Dividends on Preferred Shares	—	(11)	(24)	(33)

Net income available to holders of Common Shares	$54	$645	$1,153	$1,973

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	329,017,376	325,201,688	328,264,771	324,670,960
Denominator for diluted earnings per share:
Share-based compensation plans	4,030,013	5,419,353	4,416,680	5,413,751

Adjusted weighted average shares outstanding and assumed conversions	333,047,389	330,621,041	332,681,451	330,084,711

Basic earnings per share:
Earnings per share	$0.16	$1.98	$3.51	$6.08

Diluted earnings per share:
Earnings per share	$0.16	$1.95	$3.46	$5.98

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended September 30, 2008 and 2007, the potential anti-dilutive share conversions were 892,049 and 255,163, respectively. For the nine months ended September 30, 2008 and 2007, the potential anti-dilutive share conversions were 545,331 and 268,501, respectively.

15. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2008, and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$56	$22,345	$19,410	$—	$41,811
Cash	26	248	205	—	479
Insurance and reinsurance balances receivable	—	2,951	548	—	3,499
Reinsurance recoverable on losses and loss expenses	—	17,146	(2,921)	—	14,225
Reinsurance recoverable on future policy benefits	—	272	4	—	276
Value of business acquired	—	923	—	—	923
Goodwill and other intangible assets	—	3,252	565	—	3,817
Investments in subsidiaries	14,854	—	—	(14,854)	—
Due from (to) subsidiaries and affiliates, net	537	(325)	325	(537)	—
Other assets	28	7,908	2,189	—	10,125

Total assets	$15,501	$54,720	$20,325	$(15,391)	$75,155

Liabilities
Unpaid losses and loss expenses	$—	$30,109	$8,264	$—	$38,373
Unearned premiums	—	5,214	1,245	—	6,459
Future policy benefits	—	2,322	597	—	2,919
Short-term debt	—	83	250	—	333
Long-term debt	—	3,002	—	—	3,002
Trust preferred securities	—	309	—	—	309
Other liabilities	145	7,148	1,111	—	8,404

Total liabilities	145	48,187	11,467	—	59,799

Total shareholders’ equity	15,356	6,533	8,858	(15,391)	15,356

Total liabilities and shareholders’ equity	$15,501	$54,720	$20,325	$(15,391)	$75,155

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,916	$1,360	$—	$3,276
Net premiums earned	—	2,151	1,458	—	3,609
Net investment income	(7)	273	254	—	520
Equity in earnings of subsidiaries	45	—	—	(45)	—
Net realized gains (losses)	20	(243)	(287)	—	(510)
Losses and loss expenses	—	1,443	926	—	2,369
Future policy benefits	—	35	56	—	91
Policy acquisition costs and administrative expenses	22	636	384	(4)	1,038
Interest expense	(11)	68	3	8	68
Other (income) expense	(7)	—	13	—	6
Income tax expense (benefit)	—	12	(19)	—	(7)

Net income	$54	$(13)	$62	$(49)	$54

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,687	$1,113	$—	$2,800
Net premiums earned	—	1,886	1,264	—	3,150
Net investment income	5	235	252	—	492
Equity in earnings of subsidiaries	668	—	—	(668)	—
Net realized gains (losses)	5	(1)	(4)	—	—
Losses and loss expenses	—	1,256	654	—	1,910
Future policy benefits	—	10	29	—	39
Policy acquisition costs and administrative expenses	21	482	325	(7)	821
Interest expense	(5)	42	5	2	44
Other (income) expense	5	3	24	—	32
Income tax expense	1	111	28	—	140

Net income	$656	$216	$447	$(663)	$656

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$5,475	$4,553	$—	$10,028
Net premiums earned	—	5,642	4,335	—	9,977
Net investment income	(11)	795	757	—	1,541
Equity in earnings of subsidiaries	1,183	—	—	(1,183)	—
Net realized gains (losses)	38	(433)	(594)	—	(989)
Losses and loss expenses	—	3,521	2,322	—	5,843
Future policy benefits	—	90	153	—	243
Policy acquisition costs and administrative expenses	72	1,681	1,170	(12)	2,911
Interest expense	(29)	180	4	21	176
Other (income) expense	(11)	(14)	(79)	—	(104)
Income tax expense	1	232	50	—	283

Net income	$1,177	$314	$878	$(1,192)	$1,177

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$5,382	$3,770	$—	$9,152
Net premiums earned	—	5,379	3,861	—	9,240
Net investment income	14	691	709	—	1,414
Equity in earnings of subsidiaries	2,055	—	—	(2,055)	—
Net realized gains (losses)	14	(13)	4	—	5
Losses and loss expenses	—	3,549	2,014	—	5,563
Future policy benefits	—	27	81	—	108
Policy acquisition costs and administrative expenses	71	1,317	1,018	(22)	2,384
Interest expense	(6)	123	9	6	132
Other (income) expense	10	13	9	—	32
Income tax expense	2	362	70	—	434

Net income	$2,006	$666	$1,373	$(2,039)	$2,006

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$1,124	$1,646	$370	$3,140

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(3)	(12,441)	(20,973)	(33,417)
Purchases of fixed maturities held to maturity	—	(303)	(13)	(316)
Purchases of equity securities	—	(409)	(425)	(834)
Sales of fixed maturities available for sale	—	10,638	19,806	30,444
Sales of equity securities	—	640	361	1,001
Maturities and redemptions of fixed maturities available for sale	—	1,087	1,125	2,212
Maturities and redemptions of fixed maturities held to maturity	—	290	93	383
Net proceeds from (payments made on) the settlement of investment derivatives	11	—	(26)	(15)
Advances (to) from affiliates	(275)	—	275	—
Acquisition of subsidiary (net of cash acquired of $19)	—	(2,522)	—	(2,522)
Other	(3)	(100)	(373)	(476)

Net cash flows used for investing activities	(270)	(3,120)	(150)	(3,540)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(276)	—	—	(276)
Dividends paid on Preferred Shares	(24)	—	—	(24)
Net proceeds from (repayment of) short-term debt	(51)	—	16	(35)
Net proceeds from issuance of long-term debt	—	1,195	—	1,195
Redemption of Preferred Shares	(575)	—	—	(575)
Proceeds from exercise of options for Common Shares	88	—	—	88
Proceeds from Common Shares issued under ESPP	10	—	—	10
Advances (to) from affiliates	—	230	(230)	—

Net cash flows (used for) from financing activities	(828)	1,425	(214)	383

Effect of foreign currency rate changes on cash and cash equivalents	—	(13)	(1)	(14)

Net increase (decrease) in cash	26	(62)	5	(31)
Cash – beginning of period	—	310	200	510

Cash – end of period	$26	$248	$205	$479

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$217	$1,417	$2,244	$3,878

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(9)	(13,829)	(21,898)	(35,736)
Purchases of fixed maturities held to maturity	—	(261)	(5)	(266)
Purchases of equity securities	—	(435)	(249)	(684)
Sales of fixed maturities available for sale	—	11,258	18,509	29,767
Sales of equity securities	—	344	326	670
Maturities and redemptions of fixed maturities available for sale	—	1,347	1,097	2,444
Maturities and redemptions of fixed maturities held to maturity	—	230	90	320
Net proceeds from (payments made on) the settlement of investment derivatives	13	—	(16)	(3)
Advances from (to) affiliates	496	—	(496)	—
Other	(6)	(118)	(120)	(244)

Net cash flows from (used for) investing activities	494	(1,464)	(2,762)	(3,732)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(253)	—	—	(253)
Dividends paid on Preferred Shares	(33)	—	—	(33)
Repayment of short-term debt	(500)	—	—	(500)
Net proceeds from issuance of long-term debt	—	500	—	500
Proceeds from exercise of options for Common Shares	54	—	—	54
Proceeds from Common Shares issued under ESPP	9	—	—	9
Advances (to) from affiliates	—	(483)	483	—

Net cash flows (used for) from financing activities	(723)	17	483	(223)

Effect of foreign currency rate changes on cash and cash equivalents	—	15	3	18

Net decrease in cash	(12)	(15)	(32)	(59)
Cash – beginning of period	13	213	339	565

Cash – end of period	$1	$198	$307	$506

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Subsequent events

On October 1, 2008, the Company repaid the $250 million ACE US Holdings unsecured senior notes due October 2008 and executed reverse repurchase agreements, under which $250 million is payable in December 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2008. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes, our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 and “Risk Factors” set forth in Item 1A of Part II of this report as well as in Item 1A. of Part I of our 2007 Annual Report on Form 10-K and in Item 1A. of Part II of our quarterly reports on Form 10-Q for the quarters ended June 30, 2008, and March 31, 2008.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•

developments in global financial markets, including changes in interest rates, stock markets and other financial markets, the cost and availability of financing, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio, and financing plans;

•	general economic and business conditions resulting from recent declines in the stock markets and tightening of credit;

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, or terrorism which could be affected by:

•	the number of insureds and ceding companies affected,

•	the amount and timing of losses actually incurred and reported by insureds,

•	the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverables actually received,

•	the cost of building materials and labor to reconstruct properties following a catastrophic event, and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

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

•	the capital markets,

•	the markets for directors and officers and errors and omissions insurance, and

•	claims and litigation arising out of such disclosures or practices by other companies;

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

•

risks associated with our re-domestication to Switzerland, including possible reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

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

Overview

ACE Limited (“ACE”) and its direct and indirect subsidiaries (collectively, ACE, the Company, we, us or our) are a global insurance and reinsurance organization, servicing the insurance needs of commercial and individual customers in more than 140 countries and jurisdictions. Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through the utilization of our substantial capital base in the insurance and reinsurance markets.

Redomestication to Zurich, Switzerland

On July 10, 2008, and July 14, 2008, our shareholders approved the transfer of our domicile from the Cayman Islands to Zurich in Switzerland, our new jurisdiction of incorporation (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss corporate law. We do not expect the re-domestication to have a material impact on the way we operate our business or on our financial condition or results of operations.

In connection with the Continuation, we changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. All Common Shares are registered common shares under Swiss corporate law. Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting and functional currency for preparing our Consolidated Financial Statements. For purposes of the Consolidated Financial Statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation. On September 30, 2008, we reduced the par value by CHF 0.30 to CHF 33.44 in connection with the quarterly dividend declaration. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. Refer to “Liquidity and Capital Resources” below and Note 11 to our Consolidated Financial Statements for more information.

The Combined Insurance Acquisition

On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance and certain of its subsidiaries from AON Corporation for $2.56 billion. ACE financed the transaction through a combination of available cash, the use of reverse repurchase agreements, and new private and public long-term debt (refer to “Capital Resources” for more information). Combined Insurance, which was founded in 1919 and headquartered in Glenview, Illinois, is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined Insurance serves more than four million policyholders worldwide. This acquisition has diversified our accident and health (A&H) distribution capabilities by adding thousands of agents, while almost doubling our A&H franchise. We believe this will provide significant long-term growth opportunities. Our A&H operations have represented an increasing portion of our business in recent years. Within our A&H operations (including Combined Insurance), our primary business is personal accident. We are not in the primary health care business. Our products include, but are not limited to, accidental death, accidental disability, supplemental medical, hospital indemnity, and income protection coverages. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are, therefore, insulated from rising health care costs. ACE recorded the acquisition using the purchase method of accounting. The interim Consolidated Financial Statements include the results of Combined Insurance beginning April 1, 2008. The acquisition generated $936 million of goodwill and other intangible assets, based on ACE’s preliminary purchase price allocation. Results from Combined Insurance’s North American operations are included in ACE’s Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment. Refer to Note 3 to our Consolidated Financial Statements for more information.

Market Conditions

The property and casualty insurance industry began 2008 with excess underwriting capacity, as defined by availability of capital. Since then, natural catastrophes and financial market losses have destroyed a great deal of this excess capital. Additionally, downgrades and government ownership are impairing the ability of a number of companies to deploy their capital and operate in the same manner as they have in the past. Moreover, the cost of debt and equity capital has soared for all industries globally, including the insurance and reinsurance industry, and we believe this will be true for some time to come.

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

While the Company obtains values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values obtained and recorded in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with FAS 157 valuation principles. Based on our understanding of the methodologies used by our pricing services, all investments have been valued in accordance with FAS 157. We do not typically adjust prices obtained from pricing services.

Volatility and widening credit spreads during the quarter ended September 30, 2008, adversely affected the values of certain of our securities. However, we believe there was sufficient market activity to price securities under FAS 157 in a manner consistent with prior periods.

At September 30, 2008, our Level 3 assets represented approximately four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented approximately 99 percent of our liabilities that are measured at fair value and less than one percent of our total liabilities at September 30, 2008. During the quarter ended September 30, 2008, we transferred $14 million out of Level 3. The following is a description of the valuation measurements used for our financial instruments (Levels 1, 2, and 3) carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

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

•

We maintain positions in other derivative instruments including option contracts designed to limit long-term exposure to a severe equity market decline or decrease in interest rates, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance business. The fair value of the majority of our positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3.

•

For GMIB reinsurance, we estimate fair value using an internal valuation model which includes the use of management estimates and current market information. The cumulative effect of partially adopting FAS 157 resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, changes in market volatility, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information, such as market conditions and demographics of in-force annuities. The two most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the customer will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends where data is available from cedants. For treaties with limited experience, rates are established in line with industry estimates. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small. However, in the short-run, adverse changes in market factors will have an adverse impact on both life underwriting income and our net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3. Refer to “GMIB/GMDB Reinsurance”, below, and to the “Critical Accounting Estimates – Guaranteed minimum income benefits derivatives” and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees” in our 2007 Form 10-K.

Change in Assumption

As a part of the quarterly reserve review we made a change to the volatility assumption used to calculate the fair value of the GMIB liabilities. To be more in-line with market valuations of GMIB liabilities, we changed the volatility assumption to be consistent with using short-term market-consistent implied volatilities grading to long-term historical average volatilities over time. The impact of this change was a reduction in the fair value of the GMIB liabilities of approximately $64 million.

Note 4 to our Consolidated Financial Statements presents a break-down of our financial instruments carried or disclosed at fair value by valuation hierarchy as well as a roll-forward of Level 3 financial instruments for the three and nine months ended September 30, 2008.

GMIB/GMDB Reinsurance

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

During the three and nine months ended September 30, 2008, we recorded $189 million and $319 million of net realized losses, respectively, in connection with changes in reported liabilities on GMIB reinsurance carried at fair value. For the quarter ended September 30, 2008, the change was caused by unfavorable market conditions, including a decrease in long-term interest rates, and an increase in implied volatility for both equity markets and interest rates. The change for the nine months ended September 30, 2008, which resulted in net realized losses, was caused by adverse financial market conditions, primarily poor equity market performance.

The SOP 03-1 reserves and fair value liability calculations are directly affected by market factors, the most significant of which are equity levels, interest rate levels, and implied equity volatilities. The table below shows the sensitivity, as of September 30, 2008, of the SOP 03-1 reserves and fair value liability associated with the variable annuity guarantee reinsurance portfolio. Note that the change in the fair value liability includes offsetting changes in the fair value of specific derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment.

	10% Worldwide Equity Decrease	Impact of 100 bp Decrease in Interest Rates	Long-term Equity Implied Volatility Up	Long-term Interest Rate Volatility Up 2%
	(in millions of U.S. dollars)
Increase in SOP 03-1 reserves/ reduction in life underwriting income	$36	$14	$—	$—
Increase in fair value liability, net	99	187	7	25

Reduction in net income	$135	$201	$7	$25

The table above demonstrates, for example, that a 10 percent decrease in worldwide equities would reduce our life underwriting income by $36 million and cause a net realized loss of $99 million, for a total reduction in net income of $135 million. The sensitivity of the liabilities to market risks will change over time and these changes could be significant. Equivalent opposite changes to the above market factors would have similar but not identical positive impacts. Factors affecting the sensitivities include changes in account values and guaranteed values of the variable annuity policies reinsured, receipt of reinsurance premium and payment of reinsurance claims, policyholder deaths, lapses, annuitization withdrawals, and asset reallocation, the addition of new reinsurance treaties, changes in equity and interest rate levels and volatility, model changes and improvements, and the passage of time.

Capital

As of September 30, 2008, the capital required to support the variable annuity guaranty business is approximately $400 million. If the Standard & Poor’s (S&P) 500 Index were to drop to a level of 900, the additional capital required net of the increase in value of currently held hedge assets would be approximately $250 million. Excess capital currently existing within ACE Tempest Life Reinsurance Ltd. is more than sufficient to meet this demand.

Risk Management

ACE Tempest Life Re employs a multi-layered strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of variable annuity guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting ACE’s position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation (e.g. guarantees that allow policyholders the option to select ratchet points throughout the year rather than contracts that provide for ratchets annually at policy anniversary).

The second layer of risk management is the structure of the reinsurance contracts. All variable annuity guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The exact limits vary by contract but some examples of typical contract provisions include:

1)	Annual claim limits, as a percentage of reinsured Account or Guaranteed Value, for Guaranteed Minimum Death Benefits and Guaranteed Minimum Income Benefits

2)	Annual Annuitization Rate Limits, as a percentage of annuitization eligible Account or Guaranteed Value, for Guaranteed Minimum Income Benefits

The third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level and is best described as semi-static. As of September 30, 2008 ACE Tempest Life Re owned financial market instruments as part of the hedging strategy worth $109.9 million, up from $81.6 million at June 30, 2008. The instruments are with counterparties rated AA- or better by Standard & Poor’s and are collateralized daily.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume – ACE Tempest Life Re has not quoted new or renewal variable annuity transactions in 2008 and the aggregate exposure is currently decreasing through policyholder decrements at a rate of 5%-10% annually.

Net Amount at Risk

The Net Amount at Risk (NAR) for variable annuity death benefit reinsurance is calculated as the excess of the guaranteed values over the account values of the policies we reinsure, assuming all policyholders die immediately, or at such time as maximizes the loss to ACE under our claim limits. At September 30, 2008, the NAR associated with our variable annuity death benefit reinsurance was $6.5 billion. Using our current mortality assumptions we expect approximately $110 million of claims and $106 million of premium over the next 12 months. At current market levels we would expect claims to increase marginally year-on-year due to the aging population and premium to remain relatively steady (ignoring decrements). Actual claims will vary with mortality experience.

The NAR for variable annuity living benefit reinsurance is calculated as the total claims payable if all policies reinsured had already reached the end of their “waiting periods” and all policyholders elected to utilize their available living benefits in the manner most disadvantageous to ACE, adjusting for our claim limits. Actual claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living account values
2008	1%
2009	<1%
2010	<1%
2011	<1%
2012	<1%
2013	15%
2014	29%
2015	17%
2016	5%
2017	6%
2018+	25%

Total	100%

At September 30, 2008, the NAR associated with our variable annuity living benefit reinsurance was $539 million. This can be interpreted in conjunction with the chart above to indicate that at current market levels living benefit claims for policies becoming eligible in a calendar year would be limited to approximately $539 million multiplied by the percentage of living benefit account values becoming eligible in that year. We expect approximately $2 million of claims and $137 million of premium over the next 12 months. At current market levels we would expect similar levels of claims and premium through 2012 (ignoring decrements).

To be clear, the NAR is solely the potential amount of total claims payments assuming mortality and policyholder behavior are the least favorable to the Company and does not reflect the benefits of future premiums, existing reserves, other policyholder decrements or the impact of discounting.

Collateral

In order for its US-domiciled clients to obtain statutory reserve credit ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, equal to their statutory ceded reserves. ACE Tempest Life Re maintains sufficient qualified assets to meet its funding requirements.

Mortgage-backed and Asset-backed Securities

Our mortgage-backed securities represent 32 percent of our fixed income portfolio at September 30, 2008 and are predominantly AAA rated. Our sub-prime portfolio represented less than one percent of our investment portfolio at September 30, 2008, and we hold no collateralized debt obligations or collateralized loan obligations. We provide no credit default protection. Additional details on the mortgage-backed and asset-backed components of our investment portfolio at September 30, 2008, are provided below:

Mortgage-backed and Asset-backed Securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$360	$—	$—	$—	$—	$360
FNMA	4,943	—	—	—	—	4,943
FHLMC	2,461	—	—	—	—	2,461

Total agency RMBS	7,764	—	—	—	—	7,764
Non-agency RMBS	2,353	12	1	1	—	2,367

Total RMBS	10,117	12	1	1	—	10,131
Commercial mortgage-backed	2,303	4	10	3	—	2,320

Total mortgage-backed securities	$12,420	$16	$11	$4	$—	$12,451

Asset-backed securities
Sub-prime	$85	$8	$5	$—	$—	$98
Credit Cards	58	—	16	8	—	82
Autos	379	53	7	12	—	451
Other	194	7	3	1	1	206

Total asset-backed securities	$716	$68	$31	$21	$1	$837

Mortgage-backed and Asset-backed Securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$357	$—	$—	$—	$—	$357
FNMA	4,889	—	—	—	—	4,889
FHLMC	2,435	—	—	—	—	2,435

Total agency RMBS	7,681	—	—	—	—	7,681
Non-agency RMBS	2,756	15	1	1	—	2,773

Total RMBS	10,437	15	1	1	—	10,454
Commercial mortgage-backed	2,442	4	10	3	—	2,459

Total mortgage-backed securities	$12,879	$19	$11	$4	$—	$12,913

Asset-backed securities
Sub-prime	$97	$9	$5	$—	$—	$111
Credit Cards	58	—	16	8	—	82
Autos	383	56	7	12	—	458
Other	196	7	3	1	1	208

Total asset-backed securities	$734	$72	$31	$21	$1	$859

Consolidated Operating Results – Three and Nine Months Ended September 30, 2008 and 2007

As discussed previously, on April 1, 2008, we acquired all outstanding shares of Combined Insurance and certain of its subsidiaries. As such, consolidated operating results for the three and nine months ended September 30, 2008, include the results of the acquired Combined Insurance business from April 1, 2008.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$3,276	$2,800	$10,028	$9,152
Net premiums earned	3,609	3,150	9,977	9,240
Net investment income	520	492	1,541	1,414
Net realized gains (losses)	(510)	—	(989)	5

Total revenues	$3,619	$3,642	$10,529	$10,659

Losses and loss expenses	2,369	1,910	5,843	5,563
Future policy benefits	91	39	243	108
Policy acquisition costs	581	463	1,618	1,314
Administrative expenses	457	358	1,293	1,070
Interest expense	68	44	176	132
Other (income) expense	6	32	(104)	32

Total expenses	$3,572	$2,846	$9,069	$8,219

Income before income tax	47	796	1,460	2,440
Income tax expense (benefit)	(7)	140	283	434

Net income	$54	$656	$1,177	$2,006

Our net income was significantly impacted by net realized losses in the three and nine months ended September 30, 2008. These losses were primarily related to our fixed income and equity portfolios and are largely due to the widening credit spreads in our high quality corporate bond portfolio. Refer to “Net Realized and Unrealized Gains (Losses)” and “Investments”. In addition, we recorded $411 million and $500 million in net catastrophe-related pre-tax charges in the three and nine months ended September 30, 2008, respectively, compared with $21 million and $136 million in the prior year periods, respectively. For the three and nine months ended September 30, 2008, our catastrophe losses were primarily related to Hurricanes Gustav and Ike and floods in the U.S.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased 17 percent and 10 percent in the three and nine months ended September 30, 2008, compared with the prior year periods. Net premiums written were bolstered by the inclusion of the acquired Combined Insurance business which added $373 million and $777 million to our total net premiums written in the three and nine months ended September 30, 2008, respectively. Our international operations benefited from growth in A&H business and favorable foreign exchange impact due to the strengthening of several major currencies, particularly the euro, relative to the U.S. dollar. In addition, our recently acquired ACE Private Risk Services unit added $27 million and $174 million to our net premiums written in the three and nine months ended September 30, 2008, respectively. The nine months ended September 30, 2007, included $168 million in net premiums written and earned relating to a one-time large assumed loss portfolio transfer written in the first quarter of 2007. Overall, we have continued to experience very competitive conditions across most lines of business and regions of operation, offset by a favorable foreign exchange impact and growth in our international A&H business.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Property and all other	$1,190	33%	$1,066	34%	$3,030	30%	$2,848	31%
Casualty	1,463	41%	1,577	50%	4,435	45%	4,908	53%

Subtotal	2,653	74%	2,643	84%	7,465	75%	7,756	84%
Personal accident (A&H)	845	23%	412	13%	2,181	22%	1,214	13%
Life	111	3%	95	3%	331	3%	270	3%

Net premiums earned	$3,609	100%	$3,150	100%	$9,977	100%	$9,240	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned increased 15 percent and 8 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. As discussed, the increase was primarily related to the inclusion of the acquired Combined Insurance business which added $379 million and $780 million to our total net premiums earned in the three and nine months ended September 30, 2008, respectively. ACE Private Risk Services added $31 million and $104 million to our net premiums earned in the three and nine months ended September 30, 2008, respectively. The nine months ended September 30, 2007, included $168 million in net premiums earned relating to a one-time large assumed loss portfolio transfer (included under casualty in the prior year periods). As noted above, our A&H business continues to report growth.

Net investment income increased six percent and nine percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. This increase was primarily due to the investment of positive operating cash flows which have resulted in a higher overall average invested asset base. Refer to “Net Investment Income” and “Investments”.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Loss and loss expense ratio	69.5%	62.5%	61.5%	62.0%
Policy acquisition cost ratio	16.3%	14.7%	16.3%	14.3%
Administrative expense ratio	12.1%	11.3%	12.6%	11.5%

Combined ratio	97.9%	88.5%	90.4%	87.8%

The following table shows the impact of catastrophe losses, prior period development, and other significant events on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	69.5%	62.5%	61.5%	62.0%
Catastrophe losses	(12.7)%	(0.6)%	(5.5)%	(1.5)%
Prior period development	8.5%	2.3%	6.1%	1.4%
Large assumed loss portfolio transfer	—	—	—	(0.7)%

Loss and loss expense ratio, adjusted	65.3%	64.2%	62.1%	61.2%

The table below shows the impact of the catastrophe losses by segment for the quarter ended September 30, 2008.

Catastrophe Loss Charges - By Event	Insurance- North American	Insurance- Overseas General	Global Reinsurance	Consolidated
	(in millions of U.S. dollars, except for percentages)

Gross loss				$862
Net loss
Hurricane – Gustav	$50	$12	$6	$68
Hurricane – Ike	206	49	106	361
Other(1)	2	(12)	(8)	(18)

Total	$258	$49	$104	$411
Reinstatement premiums (earned) expensed	16	4	(13)	7

Total before income tax	274	53	91	418
Income tax benefit	(86)	(17)	(4)	(107)

Total after income tax	$188	$36	$87	$311

Effective tax rate	31%	32%	4%	26%

(1)	Includes adjustments to catastrophe losses reported in the second quarter of 2008 related to Midwest floods.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $277 million and $562 million of net favorable prior period development in the three and nine months ended September 30, 2008, respectively. This compares with net favorable prior period development of $70 million and $128 million in the three and nine months ended September 30, 2007, respectively. The prior period development was the net result of several underlying favorable and adverse movements. Refer to Prior Period Development.

Overall, the loss and loss expense ratio, adjusted, has increased over the prior year periods. This increase is partially offset by the favorable impact of the increasing mix of A&H business, which experiences lower loss ratios relative to P&C business. Additionally, the nine months ended September 30, 2007, was negatively impacted by the large assumed loss portfolio transfer which was written at a higher loss ratio compared with other types of business. This contract added approximately 0.7 percentage points to the prior period’s loss and loss expense ratio.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased significantly in the three and nine months ended September 30, 2008, compared with the prior year periods. The increase was primarily related to the growth in A&H business, including the recently acquired Combined Insurance business, which is predominantly A&H. A&H business typically requires higher commission rates than traditional P&C business. For the nine months ended September 30, 2008, the increase in policy acquisition costs also included the impact of higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on final settlement. This generated a higher profit share commission which added approximately 0.4 percentage points to our policy acquisition cost ratio in the nine months ended September 30, 2008. Additionally, for the three and nine months ended September 30, 2008, we experienced higher costs due to the inclusion of the recently acquired ACE Private Risk Services unit which typically generates a higher acquisition cost ratio than our commercial P&C business. Our administrative expenses increased in the three and nine months ended September 30, 2008, compared with the prior year periods, primarily due to the inclusion of administrative expenses related to the recently acquired Combined Insurance and ACE Private Risk Services.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. The three and nine months ended September 30, 2008, were adversely impacted by large realized losses on investments and derivatives, as well as catastrophe losses which were incurred primarily in higher-tax paying jurisdictions. Our effective tax rate on catastrophe losses was 26 percent in the three months ended September 30, 2008. We incurred an income tax benefit in the quarter ended September 30, 2008. Our effective tax rate was 19 percent in the nine months ended September 30, 2008. This compares with an effective tax rate of 17 percent and 18 percent in the three and nine months ended September 30, 2007, respectively.

Prior Period Development

The favorable prior period development of $277 million and $70 million during the quarters ended September 30, 2008 and 2007, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the table below, significant prior period movements within each reporting segment by claim-tail attribute are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability, while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine. The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the periods indicated.

Three months ended September 30:	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2008
Insurance – North American	$(73)	$(30)	$(103)	0.7%
Insurance – Overseas General	(69)	(52)	(121)	1.7%
Global Reinsurance	(8)	(45)	(53)	2.0%

Total	$(150)	$(127)	$(277)	1.1%

2007
Insurance – North American	$13	$(9)	$4	0.0%
Insurance – Overseas General	(31)	(33)	(64)	1.0%
Global Reinsurance	2	(12)	(10)	0.4%

Total	$(16)	$(54)	$(70)	0.3%

*	Calculated based on the segment beginning of period net unpaid losses and loss expense reserves.

Nine months ended September 30:	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2008
Insurance – North American	$(60)	$(189)	$(249)	1.7%
Insurance – Overseas General	(111)	(108)	(219)	3.4%
Global Reinsurance	(12)	(82)	(94)	3.5%

Total	$(183)	$(379)	$(562)	2.4%

2007
Insurance – North American**	$(37)	$45	$8	0.1%
Insurance – Overseas General	(30)	(86)	(116)	1.9%
Global Reinsurance***	—	(20)	(20)	0.8%

Total	$(67)	$(61)	$(128)	0.6%

*	Calculated based on the segment beginning of period net unpaid losses and loss expense reserves.
**	Insurance – North American: $52 million favorable development on workers’ compensation industrial action/catastrophe was reclassified from short-tail to long-tail.
***	Global Reinsurance: $5 million favorable development on workers’ compensation industrial action/catastrophe was reclassified from short-tail to long-tail.

Insurance – North American

Insurance – North American experienced $103 million of net favorable prior period development in the quarter ended September 30, 2008, compared with net adverse prior period development of $4 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2008, was the net result of underlying adverse and favorable movements.

•	Net favorable development of $73 million on long-tail business including:

•

Net adverse development totaling less than $1 million in our national accounts portfolio but comprised of several underlying parts, two of which are described here. First, $21 million of adverse development relating to 2004 and prior accident years as a result of a reconciliation review of deductible recoveries processed against workers’ compensation claims on high deductible contracts, primarily those with aggregate limits. The change was driven by identification of contracts where deductible recoveries continued to be processed despite the presence of an aggregate limit on the insured’s exposure. Second, favorable development of $13 million relating to the 1999-2002 accident years primarily on a block of runoff programs comprising general liability, auto liability, and workers’ compensation product coverages. The favorable development was a result of lower than expected paid and case incurred development observed in the most recent reserve review which resulted in lower selected ultimate loss projections.

•

Adverse development of $29 million on our portfolio of Defense Base Acts workers’ compensation coverage (covers U.S. government employees overseas). We experienced higher than expected incurred loss development since the last reserve study concentrated in the 2006 and 2007 accident years. The majority of the development was related to increases in case reserves on known claims for these accident years, and recorded in the current quarter. These increases were judged to be more than claim acceleration and resulted in significant increases in the 2006 and 2007 accident year ultimate loss projections given the immaturity of the impacted accident years and long-tail nature of the portfolio.

•	Favorable development of $46 million on our medical risk business, primarily our hospital professional liability portfolio for the 2004 and 2005 accident years. Coverage is provided on a claims-made basis and both paid and case incurred loss activity since our last review have been favorable relative to expected. As these accident periods have matured, we have gradually increased the weight applied to experience-based methods, including the Bornhuetter-Ferguson method, and placing less weight on our initial expected loss ratio method.

•

Favorable development of $51 million on our long-tail exposures in our Canadian P&C operations, principally arising in the 2005 accident year on excess casualty, umbrella, and directors and officers (D&O) product lines. Actual paid and case incurred loss activity has been lower than expected since our prior analysis. In addition, we have increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident years mature.

•	Net favorable development of $30 million on short-tail business including:

•

Favorable development of $29 million on ACE USA’s property business primarily associated with the 2007 accident year and a portfolio of diverse global exposures written on an excess basis. Reported loss activity during the 2008 year, including the current quarter, has been lower than anticipated in our prior review.

•

Favorable development of $6 million in Canadian P&C operations short-tail lines concentrated in the 2006 and 2007 accident years, covering multiple product lines including property and auto physical damage. Reported loss activity on these product lines was lower than expected.

The net prior period development for the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements.

•	Adverse development of $13 million on long-tail business driven by the following principal changes:

•	Adverse development on ACE USA long-tail lines due to a correction of a $21 million processing error on high deductible contracts made in 2006 relating to incurred but not reported (IBNR) reserves.

•

Adverse development of $20 million on ACE Bermuda long-tail professional lines mainly in report years 2001 and 2002 due to revised loss estimates for a number of existing claims that reflect the impact from potential litigation and arbitration following our reassessment of severity for several specific claims during the quarter ended September 30, 2007.

•

Favorable development of $24 million on ACE Bermuda’s long-tail reinsurance book of business mainly in the 2001 accident year as a result of a settlement notification received in the quarter ended September 30, 2007, that was favorable relative to held reserves.

•	Favorable development of $8 million on long-tail business in the 1997 accident year because of an adjustment for reserves on a large claim in ACE USA’s U.S. international portfolio.

•	Favorable development of $9 million on short-tail business driven by the following principal changes:

•

Adverse development on the 2005 accident year hurricanes in the amount of $34 million on ACE Westchester property ($10 million) and inland marine covers ($11 million) and Financial Services finite reinsurance ($13 million). The changes in estimate were driven by developments in the quarter ended September 30, 2007, on claims arising from a few excess policies that are expected to be settled soon for amounts in excess of our case reserves prompting an adjustment to our projection of ultimate losses during the quarter ended September 30, 2007. The claim handling associated with these hurricanes has involved complex and unique causation and coverage issues. These issues continued to be present at September 30, 2007, and may have a further material adverse impact on our financial results.

•

Favorable development of $21 million arising from ACE USA’s Global Underwriting Group property business, primarily for the 2004-2006 accident years. Approximately $12 million arose from closure of claims arising from 2004 hurricanes on a more favorable basis than the held reserves. The remaining development was driven by better than expected case incurred development in the 2005 and 2006 accident years relative to our prior estimates which relied more heavily upon loss ratio expectations used in booking initial results.

•

Favorable development totaling $11 million on a number of short-tail (ACE Energy, ACE Westchester property, and ACE Westchester inland marine) portfolios, where claims emergence and development for the 2006 accident year had been favorable relative to our prior projections as assessed in the quarter ended September 30, 2007.

Insurance – Overseas General

Insurance – Overseas General experienced $121 million of net favorable prior period development in the quarter ended September 30, 2008, compared with net favorable prior period development of $64 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2008, was the net result of several underlying favorable and adverse movements.

•	Net favorable development of $69 million on long-tail business including:

•

Favorable development of $104 million from accident years 2004 and prior in ACE International’s financial lines and casualty (primary and excess) portfolios. The financial lines and primary casualty releases were mainly in accident years 2004 and prior. The excess casualty changes were primarily in accident years 2001 and prior. Actual paid and case incurred loss activity have been lower than expected since our prior analysis. In addition, we have increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident periods mature.

•

Adverse development of $34 million primarily on accident year 2007 in ACE International financial lines and casualty portfolios following heavier than expected loss emergence. Actual major claim notices received in the current quarter caused loss estimates on U.K. excess casualty and Continental Europe financial lines to be increased. Loss projections for the Italian and French primary casualty portfolios increased following adverse attritional claim activity (i.e. excluding catastrophes and large losses) in Italy and a large loss in France.

•	Net favorable development of $52 million on short-tail business including:

•

Favorable development in ACE Global Markets aviation of $18 million, including a release on years-of-account 2000-2002 of $26 million following claim reporting experience that was better than expected and a detailed claims review of actual reported claims. In contrast, more recent years-of-account were strengthened by $8 million, primarily from adverse claim activity in the airport liability book.

•

Net favorable development of $15 million in ACE International property and A&H lines. This was principally comprised of $10 million of favorable development on accident years 2003-2007, predominantly from a runoff block of excess property business. The block is reviewed annually and favorable emergence on individual case estimates since the last review led to the release. The remaining $5 million favorable development arose on A&H business following favorable loss emergence.

•

Favorable development on ACE International Specialty of $5 million. This was mainly from the Continental Europe marine book primarily in accident years 2002-2007. This line indicated lower projections due to actual losses being less than expected losses in the quarter. Since this short-tail line predominantly relies on experience-based methods, estimates were reduced for the quarter ended September 30, 2008.

•

Favorable development of $20 million for the 2004 and 2005 hurricane losses in ACE Global Markets property portfolio following the completion in the current quarter of a detailed review by the claims department of each reported case.

•

Adverse development of $12 million in the quarter due to several major ACE Global Markets energy losses primarily for years-of-account 2006 and 2007. We were notified of one of these losses in the quarter ended September 30, 2008. The remainder of the increase arose on previously notified claims that were subject to a detailed claims review during the quarter ended September 30, 2008, which considered individual event circumstances and their associated coverages.

•	Favorable development in the ACE Global Markets marine book of $5 million primarily in years-of-account 2005 and 2006 as a result of greater credibility to projections based on reported claims.

The net prior period development for the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements:

•	Favorable development of $31 million on long-tail business driven by the following principal changes:

•

Favorable development of $44 million primarily in the 2004 and prior accident years for ACE International long-tail casualty and financial lines. This favorable prior period development arose following our annual review of long-tail lines completed in the quarter ended September 30, 2007. The development was driven by a combination of favorable emergence versus expectations over the prior period ended September 30, 2007, and greater credibility being assigned to Bornhuetter-Ferguson projections versus expected loss ratio methods, a common reserve practice, as accident years mature.

•

Adverse development of $12 million in ACE Global Markets long-tail professional lines, primarily in years-of-account 1999-2003. This adverse prior period development was driven largely by reserve strengthening for one account and revised assumptions regarding reinsurance recoveries on two other accounts.

•	Favorable development of $33 million on short-tail business driven by the following principal changes:

•

Favorable development of $15 million on property and fire lines primarily in the 2005 and 2006 accident years in ACE International and years 2005 and prior in ACE Global Markets. The favorable development in the quarter ended September 30, 2007, was driven by lower than anticipated frequency and severity of late reported claim emergence during that quarter and favorable development and settlement of several previously reported large losses.

•

Favorable development of $14 million in A&H primarily in the 2005 and 2006 accident years in Europe. This favorable prior period development followed the completion of our quarterly reserve analysis and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing A&H businesses across several countries with no particular underlying claim or loss emergence trend identifiable.

•

Favorable development of $11 million in marine, primarily in the 2005 and 2006 accident years in both ACE International and ACE Global Markets. This favorable prior period development was largely driven by case reserve reductions booked by the claims department during the quarter ended September 30, 2007, as new information on the claims became available.

•

Adverse development of $9 million in consumer lines, primarily in the 2000-2006 accident years in ACE International. This adverse development was largely driven by continuing deterioration of homeowner’s warranty business. The adverse development in the quarter ended September 30, 2007, was primarily driven by higher than anticipated development on several key claim metrics underlying the reserve estimate; number of reopened claims, loss adjustment expenses and frequency and severity of late reported claims.

Global Reinsurance

Global Reinsurance experienced $53 million of net favorable prior period development in the quarter ended September 30, 2008, compared with $10 million of net favorable prior period development in the prior year quarter. The net prior period development for the quarter ended September 30, 2008, was the net result of several underlying favorable and adverse movements.

•	Net favorable development of $8 million on long-tail business across a number of lines and years including:

•

Favorable development of $8 million principally from treaty years 2003 and 2004 in ACE Tempest Re USA and ACE Tempest Re Europe across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods away from expectations as these treaty periods mature.

•	Net favorable development of $45 million on short-tail business across a number of lines and years including:

•

Favorable prior period development of $18 million on treaty years 2006 and prior in ACE Tempest Re US across several portfolios. The development arose principally on property and the credit & surety line following completion of reserve reviews in the current quarter. The property portfolio benefited from better than expected claim emergence, while the release in the credit & surety line followed a detailed review of claims and associated recoveries, together with favorable loss emergence.

•

Favorable prior period development of $15 million on treaty years 2006 and prior in ACE Tempest Re Europe across several portfolios, principally property, marine, and energy. This included a $9 million property release on U.S. and international property exposures and reflected lower than anticipated loss emergence.

•

Net favorable development of $12 million on accident years 2002-2006 in ACE Tempest Re Bermuda’s property catastrophe portfolio of claims from prior catastrophic events. The release followed a current review of each cedant’s coverage terms and reflected lower reported claim development than previously anticipated.

The net prior period development for the quarter ended September 30, 2007, was the net result of several underlying favorable and adverse movements:

•

The largest adverse movement was $2 million for long-tail business in the 2002 treaty year due to worse than expected claims development for several quarters preceding the quarter ended September 30, 2007.

•

The largest favorable movements were related to short-tail lines totaling $12 million. These movements were due to an aggregation of favorable developments across several accident years (primarily 2004-2006) on a number of lines of business in Europe and Bermuda. The favorable development arose from less than expected claims emergence.

Segment Operating Results – Three and Nine Months Ended September 30, 2008 and 2007

The discussions that follow include tables, which show our segment operating results for the three and nine months ended September 30, 2008 and 2007.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. As discussed previously, we completed the acquisition of all of the outstanding shares of Combined Insurance and certain of its subsidiaries on April 1, 2008. As such, segment operating results for the three and nine months ended September 30, 2008, include the results of the acquired Combined Insurance business. The Combined Insurance results are included in our Insurance – Overseas General segment or Life Insurance and Reinsurance segment according to the nature of the business written. Results from Combined Insurance’s North American operations are included in ACE’s Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment. For more information on each of our segments refer to “Segment Information”, under Item 1 of our 2007 Form 10-K.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$1,461	$1,449	$4,332	$4,460
Net premiums earned	1,583	1,595	4,302	4,589
Losses and loss expenses	1,356	1,138	3,187	3,265
Policy acquisition costs	160	150	450	394
Administrative expenses	132	129	398	392

Underwriting income (loss)	$(65)	$178	$267	$538

Net investment income	278	260	829	758
Net realized gains (losses)	(284)	29	(450)	81
Other (income) expense	3	1	6	11
Income tax expense (benefit)	(7)	125	222	368

Net income (loss)	$(67)	$341	$418	$998

Loss and loss expense ratio	85.6%	71.3%	74.1%	71.1%
Policy acquisition cost ratio	10.1%	9.4%	10.4%	8.6%
Administrative expense ratio	8.4%	8.1%	9.3%	8.5%

Combined ratio	104.1%	88.8%	93.8%	88.2%

Net premiums written for the Insurance – North American segment increased one percent and decreased three percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. Net premiums written include our recently acquired ACE Private Risk Services unit which added $27 million and $174 million, respectively, to this segment’s net premiums written. Excluding ACE Private Risk Services, Insurance – North American’s net premiums written declined one percent and seven percent, in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. The decrease for the quarter ended September 30, 2008, was primarily due to declines in production at ACE USA, this segment’s U.S.–based retail division, as a result of competitive conditions, which produced less new and renewal business in most lines. In addition, Insurance – North American’s net premiums written for the quarter ended September 30, 2008, reflect reinstatement premiums of $16 million, primarily related to catastrophe losses. For the nine month period, the decrease was primarily due to a decrease in assumed loss portfolio business, as well as lower new and renewal business for ACE USA. With respect to the decrease in assumed loss portfolio business, the first quarter of 2007 included a large one-time assumed loss portfolio transfer, which produced approximately $168 million of net premiums written and earned.

ACE USA continued to experience competitive conditions across many of its units in the third quarter of 2008 which resulted in lower new and renewal business in its casualty risk units, specifically umbrella excess, construction and workers’ compensation business, and its property and specialty business including aerospace and marine as well as a decline in medical risk and run-off business. These decreases were partially offset by increased writings in professional liability, foreign casualty, and A&H lines of business, as well as favorable foreign exchange impact on business written by our Canadian operations. ACE Westchester, our U.S.–based wholesale operation, reported an increase in net premiums written for the three months ended September 30, 2008, reflecting increased crop business which benefited from higher commodity prices, partially offset by weakness in overall market conditions resulting in lower casualty writings. For the nine months ended September 30, 2008, net premiums written decreased due to declines in our casualty, inland marine, and property units and catastrophe-related reinstatement premiums, all of which more than offset growth in crop business. ACE Bermuda experienced declines in its excess liability and professional lines primarily due to our declining of business submitted to us with unfavorable rates relative to risk exposure.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$551	35%	$484	30%	$1,214	28%	$1,125	24%
Casualty	969	61%	1,054	66%	2,903	68%	3,303	72%
Personal accident (A&H)	63	4%	57	4%	185	4%	161	4%

Net premiums earned	$1,583	100%	$1,595	100%	$4,302	100%	$4,589	100%

Entity/Business
ACE USA	$979	62%	$1,016	64%	$2,877	67%	$3,168	69%
ACE Westchester	487	31%	484	30%	1,055	25%	1,130	25%
ACE Bermuda	86	5%	95	6%	266	6%	291	6%
ACE Private Risk Services	31	2%	—	—	104	2%	—	—

Net premiums earned	$1,583	100%	$1,595	100%	$4,302	100%	$4,589	100%

ACE USA’s net premiums earned decreased four percent and nine percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. The decline in net premiums earned was primarily due to decreases in middle-market workers’ compensation business and large risk accounts, due to competitive conditions and declining of business not meeting our selective underwriting standards. These decreases were partially offset by growth in ACE USA’s professional liability, A&H, inland marine, and foreign casualty units. Additionally, as discussed above, the prior year first quarter included a non-renewable assumed loss portfolio transfer which generated $168 million in net premiums earned. ACE Westchester’s net premiums earned decreased seven percent in the nine months ended September 30, 2008, compared with the prior year period. For the three and nine months ended September 30, 2008, net premiums earned from ACE Westchester’s casualty and inland marine lines decreased due to lower production, and net premiums earned from crop business increased on the strength of higher commodity prices. ACE Bermuda’s net premiums earned decreased ten percent and nine percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods, primarily due to lower production. The three and nine months ended September 30, 2008, included net premiums earned from ACE Private Risk Services, which we formed in the first quarter of 2008. In addition, the decline in Insurance – North American’s net premiums earned for the quarter ended September 30, 2008, reflects reinstatement premiums of $16 million, primarily related to catastrophe losses.

The following table shows the impact of catastrophe losses, prior period development, and other significant events on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	85.6%	71.3%	74.1%	71.1%
Catastrophe losses	(17.0)%	—	(7.1)%	(0.3)%
Prior period development	6.5%	(0.3)%	5.7%	(0.2)%
Large assumed loss portfolio transfer	—	—	—	(1.0)%

Loss and loss expense ratio, adjusted	75.1%	71.0%	72.7%	69.6%

Insurance – North American’s net catastrophe losses were $258 million and $295 million in the three and nine months ended September 30, 2008, respectively, compared with $nil and $16 million in the prior year periods. The catastrophe losses for the three and nine months ended September 30, 2008, were primarily related to Hurricanes Gustav and Ike. Insurance – North American experienced net favorable prior period development of $103 million and $249 million in the three and nine months ended September 30, 2008, respectively. This compares with net adverse prior period development of $4 million and $8 million in the three and nine months ended September 30, 2007, respectively. Refer to “Prior Period Development” for more information. For the nine months ended September 30, 2008, Insurance – North American’s loss and loss expense ratio was positively impacted by the final settlement of 2007 crop year results for ACE Westchester, which reduced the segment’s loss and loss expense ratio by approximately 2.4 percentage points. With respect to ACE Westchester’s heavily ceded crop/hail business, during the first quarter of each year, the previous crop year is settled based on actual experience. The settlement for the quarter ended March 31, 2008, reduced Insurance – North American’s losses and loss expenses by approximately $105 million and gave rise to $44 million in profit share commission. The nine months ended September 30, 2007, was negatively impacted by the large assumed loss portfolio transfer which was written at a higher loss ratio compared with other types of business. This contract added approximately one percentage point to the loss and loss expense ratio for the nine months ended September 30, 2007. After considering the impact of the 2007 loss portfolio transfer and the current period crop settlement, the loss and loss expense ratio, as adjusted, has increased from the prior year periods due primarily to competitive market conditions, increasing loss cost trends and changes in business mix.

Insurance – North American’s policy acquisition cost ratio increased in the three and nine months ended September 30, 2008, compared with the prior year periods. For the three and nine months ended September 30, 2008, the increase in the policy acquisition cost ratio relates primarily to the inclusion of the recently acquired ACE Private Risk Services unit which typically generates a higher acquisition cost ratio than our commercial P&C business. This increase in policy acquisition cost ratio was partially offset by improvements at ACE Bermuda, primarily due to increased ceding commissions. The increase was also related to higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on the first quarter final settlement as well as increased crop/hail production. The first quarter settlement required a higher profit share commission which added approximately 1.1 percentage points to Insurance – North American’s policy acquisition cost ratio in the nine months ended September 30, 2008. The prior year periods benefited from lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. In addition, for the nine months ended September 30, 2007, the assumed loss portfolio transfer written in the prior year period as noted above, gave rise to low acquisition costs, which is typical for these transactions.

Insurance – North American’s administrative expense ratio increased in the three and nine months ended September 30, 2008, primarily due to the inclusion of the recently acquired ACE Private Risk Services unit (which generates higher administrative expense ratios than our commercial P&C business) and the decline in net premiums earned.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$1,293	$1,041	$4,081	$3,399
Net premiums earned	1,425	1,141	4,087	3,394
Losses and loss expenses	731	611	2,039	1,789
Future policy benefits	5	—	10	—
Policy acquisition costs	329	240	897	694
Administrative expenses	217	170	598	494

Underwriting income	$143	$120	$543	$417

Net investment income	136	116	387	331
Net realized gains (losses)	(58)	(5)	(199)	(58)
Other (income) expense	6	(12)	(14)	(8)
Income tax expense	10	26	95	124

Net income	$205	$217	$650	$574

Loss and loss expense ratio	51.6%	53.6%	50.1%	52.7%
Policy acquisition cost ratio	23.1%	21.1%	22.0%	20.5%
Administrative expense ratio	15.2%	14.8%	14.6%	14.5%

Combined ratio	89.9%	89.5%	86.7%	87.7%

Insurance – Overseas General’s net premiums written increased 24 percent and 20 percent in the three and nine months ended September 30, 2008, compared with the prior year periods. The increases were primarily related to our recent acquisition of Combined Insurance which added $128 million and $263 million of net premiums written for the three and nine months ended September 30, 2008, respectively and favorable foreign exchange impact at ACE International due to the strengthening of several major currencies, particularly the euro, relative to the U.S. dollar (refer to the table below for the impact of foreign exchange on net premiums written and earned). ACE International continues to report growth in its A&H business, particularly in Latin America (Mexico, Chile, and Colombia) and Asia Pacific (Thailand, Korea, and Australia). On the P&C side, ACE International reported growth in emerging markets in Europe and the Middle East, Asia Pacific, and Latin America, offset by declines in the U.K. ACE Global Markets reported lower production in most product lines, particularly property, aviation, financial lines, and political risks, primarily due to competitive conditions.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$500	35%	$427	37%	$1,420	35%	$1,251	37%
Casualty	376	26%	359	32%	1,151	28%	1,090	32%
Personal accident (A&H)	549	39%	355	31%	1,516	37%	1,053	31%

Net premiums earned	$1,425	100%	$1,141	100%	$4,087	100%	$3,394	100%

Entity/Division
ACE Europe	$571	40%	$488	43%	$1,657	41%	$1,448	42%
ACE Asia Pacific	184	13%	159	14%	547	12%	465	14%
ACE Far East	102	7%	88	8%	307	8%	269	8%
ACE Latin America	203	14%	155	13%	597	15%	466	14%

ACE International	1,060	74%	890	78%	3,108	76%	2,648	78%
ACE Global Markets	237	17%	251	22%	716	18%	746	22%
Combined Insurance International	128	9%	—	—	263	6%	—	—

Net premiums earned	$1,425	100%	$1,141	100%	$4,087	100%	$3,394	100%

Insurance – Overseas General’s net premiums earned increased 25 percent and 20 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. The increases were primarily driven by the added premiums from Combined Insurance and by favorable foreign exchange impact. ACE International’s net premiums earned increased 19 percent and 17 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. ACE International continues to benefit from growth in A&H business, particularly in ACE Asia Pacific and ACE Latin America. For several years, these regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. Our A&H business is mainly personal accident with some supplemental medical cover, typically paying fixed amounts for claims, and is therefore insulated from rising health care costs. Following decreased production over the last year, ACE Global Markets reported decreases in net premiums earned of six percent and four percent in the three and nine months ended September 30, 2008, compared with the prior year periods.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned, excluding Combined Insurance, for the periods indicated.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net premiums written:
Growth in original currency	6.3%	5.6%
Foreign exchange effect	5.6%	6.7%

Growth as reported in U.S. dollars	11.9%	12.3%

Net premiums earned:
Growth in original currency	8.2%	5.9%
Foreign exchange effect	5.5%	6.8%

Growth as reported in U.S. dollars	13.7%	12.7%

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	51.6%	53.6%	50.1%	52.7%
Catastrophe losses	(3.5)%	(0.8)%	(2.2)%	(2.5)%
Prior period development	8.6%	5.7%	5.4%	3.4%

Loss and loss expense ratio, adjusted	56.7%	58.5%	53.3%	53.6%

Net catastrophe losses were $49 million and $89 million in the three and nine months ended September 30, 2008, respectively. This compares with net catastrophe losses of $8 million and $81 million in the three and nine months ended September 30, 2007. The catastrophe losses for the current quarter were primarily associated with Hurricane Ike. For the nine months ended September 30, 2008, catastrophe losses also included tornadoes in the U.S. and an earthquake in China. Insurance – Overseas General experienced net favorable prior period development of $121 million and $219 million in the three and nine months ended September 30, 2008, respectively, compared with net favorable prior period development of $64 million and $116 million, respectively, in the prior year periods. Refer to “Prior Period Development” for more information. Our loss and loss expense ratio will tend to decrease on a comparative basis as the proportion of A&H business to P&C business grows. We expect that this trend will continue in the future as we continue to grow our A&H franchise. A&H business typically generates a much lower loss and loss expense ratio (and a higher policy acquisition cost ratio) than traditional P&C business. The impact of both the growth in A&H business relative to P&C and the addition of Combined Insurance resulted in a 2.8 and 2.2 percentage point decrease in the adjusted loss ratios for the three and nine months ended September 30, 2008, respectively. After considering this impact, the adjusted loss ratios in the current periods are increasing over the comparable prior year periods due to deteriorating market conditions.

Insurance – Overseas General’s policy acquisition cost ratio increased in the three and nine months ended September 30, 2008, compared with the prior year periods, primarily due to the growth in A&H business and the impact of the recently acquired Combined Insurance business, which is predominantly A&H business. A&H business typically attracts higher commission rates than traditional P&C business. In addition, for the nine months ended September 30, 2008, changes to ACE International’s reinsurance structure in its financial lines resulted in reduced ceding commissions which had the effect of increasing policy acquisition costs. Insurance – Overseas General’s administrative expense ratio was relatively stable in the three and nine months ended September 30, 2008, compared with the prior year periods, primarily due to successful expense management. Administrative expenses increased primarily due to unfavorable foreign exchange impact and the inclusion of administrative expenses related to the recently acquired Combined Insurance business.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$174	$215	$788	$1,023
Net premiums earned	257	319	777	987
Losses and loss expenses	178	161	403	509
Policy acquisition costs	44	60	152	190
Administrative expenses	14	14	43	47

Underwriting income	$21	$84	$179	$241

Net investment income	83	69	235	201
Net realized gains (losses)	(2)	25	(67)	24
Other (income) expense	1	—	2	3
Income tax expense	9	11	24	25

Net income	$92	$167	$321	$438

Loss and loss expense ratio	69.2%	50.6%	51.9%	51.6%
Policy acquisition cost ratio	16.9%	18.8%	19.5%	19.3%
Administrative expense ratio	5.4%	4.2%	5.5%	4.7%

Combined ratio	91.5%	73.6%	76.9%	75.6%

Global Reinsurance’s net premiums written decreased 19 percent and 23 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. For the three and nine months ended September 30, 2008, Global Reinsurance continued to experience intense competition across the majority of its regions of operations. This segment reported declines in production as a result of cancelled or non-renewed business. This was partially offset by inward reinstatement premiums of $13 million relating to Hurricanes Gustav and Ike.

The following two tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$57	22%	$69	22%	$179	23%	$217	22%
Casualty	118	46%	164	51%	381	49%	515	52%
Property catastrophe	82	32%	86	27%	217	28%	255	26%

Net premiums earned	$257	100%	$319	100%	$777	100%	$987	100%

Entity/Division
ACE Tempest Re Bermuda	$82	32%	$90	28%	$219	28%	$265	27%
ACE Tempest Re USA	116	45%	167	52%	377	48%	531	53%
ACE Tempest Re Europe	55	21%	59	19%	169	22%	186	19%
ACE Tempest Re Canada	4	2%	3	1%	12	2%	5	1%

Net premiums earned	$257	100%	$319	100%	$777	100%	$987	100%

Global Reinsurance’s net premiums earned decreased 19 percent and 21 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods, primarily due to lower production. ACE Tempest Re Bermuda reported a decline in net premiums earned due to non-renewed business, partially offset by inward reinstatement premiums due to Hurricanes Gustav and Ike. ACE Tempest Re USA and ACE Tempest Re Europe reported declines in net premiums earned, primarily due to competitive conditions throughout 2007 and 2008.

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Loss and loss expense ratio, as reported	69.2%	50.6%	51.9%	51.6%
Catastrophe losses	(38.9)%	(4.1)%	(14.4)%	(3.9)%
Prior period development	20.4%	3.1%	12.0%	2.1%

Loss and loss expense ratio, adjusted	50.7%	49.6%	49.5%	49.8%

Global Reinsurance reported $104 million and $116 million of net catastrophe losses in the three and nine months ended September 30, 2008, respectively. This compares with net catastrophe losses of $13 million and $39 million in the three and nine months ended September 30, 2007, respectively. The catastrophe losses incurred during the quarter ended September 30, 2008, were primarily related to Hurricanes Gustav and Ike. Global Reinsurance experienced net favorable prior period development of $53 million and $94 million in the three and nine months ended September 30, 2008, respectively. This compares with net favorable prior period development of $10 million and $20 million in the three and nine months ended September 30, 2007, respectively. Refer to “Prior Period Development” for more detail. The increase in the adjusted loss ratio during the quarter ended September 30, 2008, in the table above was due to changes in business mix.

The policy acquisition cost ratio decreased during the quarter ended September 30, 2008, primarily due to the increase in inward reinstatement premiums at ACE Tempest Re Bermuda. We pay little or no commission on reinstatement premiums written and earned. The administrative expense ratio increased in the three and nine months ended September 30, 2008, due to the decrease in net premiums earned, partially offset by reduced staffing costs.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Net premiums written	$348	$95	$827	$270
Net premiums earned	344	95	811	270
Loss and loss expenses	104	—	214	—
Future policy benefits	86	39	233	108
Policy acquisition costs	48	13	119	36
Administrative expenses	61	13	143	37
Net investment income	40	14	95	40

Life underwriting income	85	44	197	129
Net realized gains (losses)	(180)	(51)	(302)	(56)
Other (income) expense	2	—	6	—
Income tax expense (benefit)	15	(3)	25	(4)

Net income (loss)	$(112)	$(4)	$(136)	$77

The following table provides a line of business breakdown of Life Insurance and Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2008	% of total	2007	% of total	2008	% of total	2007	% of total
	(in millions of U.S. dollars, except for percentages)
Line of Business
Personal accident (A&H)	$233	68%	$—	—	$480	59%	$—	—
Life insurance	27	8%	24	25%	82	10%	64	24%
Life reinsurance	84	24%	71	75%	249	31%	206	76%

Net premiums earned	$344	100%	$95	100%	$811	100%	$270	100%

Life underwriting income increased 93 percent and 53 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. The increases are primarily related to the inclusion of the operating results of the acquired Combined Insurance business as of April 1, 2008, the date of the acquisition. Life underwriting income attributed to Combined Insurance was $53 million and $95 million in the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2008, ACE Life Re’s life underwriting income was $38 million and $123 million, respectively. This compares with ACE Life Re life underwriting income of $48 million and $143 million in the three and nine months ended September 30, 2007, respectively. The decrease in ACE Life Re’s life underwriting income for the current periods was due to increased benefit reserves primarily due to poor worldwide equity market performance. Benefit reserves reflect the expected value of future claims on earned premium exposures and fluctuate with movements in equity indices, interest rates and policyholder behavior. The net realized gains (losses) relate primarily to changes in reported liabilities on GMIB reinsurance reported at fair value. For the three and nine months ended September 30, 2008, we experienced significant net realized losses, which were caused by adverse financial market conditions, primarily poor equity market performance. Refer to “Fair Value Measurements” for more information. ACE International life generated a modest life underwriting loss in the current periods as we continue to incur start-up costs in several countries as we develop the business.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Fixed maturities	$502	$452	$1,473	$1,303
Short-term investments	29	33	86	98
Equity securities	23	14	72	47
Other	(11)	10	(20)	23

Gross investment income	543	509	1,611	1,471
Investment expenses	(23)	(17)	(70)	(57)

Net investment income	$520	$492	$1,541	$1,414

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income includes accretion from the new cost basis of securities for which other than temporary impairments have been recorded. Net investment income increased 6 percent and 9 percent in the three and nine months ended September 30, 2008, respectively, compared with the prior year periods. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 6.1 percent and 5.5 percent at September 30, 2008 and 2007, respectively. Included in Other investment income are changes in fair value of trading securities included within rabbi trusts maintained for compensation plans.

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when “other-than-temporary” impairments are recorded on fixed income and equity securities. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following table presents our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(272)	$(952)	$(1,224)	$(6)	$268	$262
Equity securities	(126)	(95)	(221)	57	(48)	9
Foreign currency gains (losses)	15	—	15	2	—	2
Other	4	(72)	(68)	6	4	10
Derivatives:
Equity and fixed income derivatives	15	—	15	(9)	—	(9)
Fair value adjustment on insurance derivatives	(146)	—	(146)	(50)	—	(50)

Subtotal derivatives	(131)	—	(131)	(59)	—	(59)

Total gains (losses)	$(510)	$(1,119)	$(1,629)	$—	$224	$224

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(575)	$(1,605)	$(2,180)	$(90)	$(137)	$(227)
Equity securities	(167)	(326)	(493)	142	(15)	127
Foreign currency gains (losses)	33	—	33	3	—	3
Other	(19)	(88)	(107)	18	37	55
Derivatives:
Equity and fixed income derivatives	(10)	—	(10)	(14)	—	(14)
Fair value adjustment on insurance derivatives	(251)	—	(251)	(54)	—	(54)

Subtotal derivatives	(261)	—	(261)	(68)	—	(68)

Total gains (losses)	$(989)	$(2,019)	$(3,008)	$5	$(115)	$(110)

For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A. of our 2007 Form 10-K.

We have historically reviewed our investments for other-than-temporary impairment based on the following:

•	the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level;

•	the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience, and other issuer-specific developments;

•	the Company’s ability and intent to hold the security to the expected recovery period; and

•	securities in an unrealized loss position for twelve consecutive months were generally impaired.

Given current market conditions, and in light of recent general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 we have qualitatively evaluated our application of the parameters under which we consider a decline in value to be other-than-temporary. Similar to prior quarters, we evaluated investments in our portfolio where cost exceeded fair value and made certain judgments as to our ability to recover our cost. Our analysis in the third quarter of 2008 required the Company to consider carefully the duration and severity of decline and the root causes thereof. Specifically, we further evaluated during the quarter whether declines were related to temporary liquidity concerns and current market conditions, and therefore more likely to be temporary, or were instead related to specific credit events or issuer performance, and therefore more likely to be other-than-temporarily impaired. Using this refined evaluation process resulted in a lower dollar value of investments in an unrealized loss position being deemed other-than-temporarily impaired in comparison to our previous evaluation process. The Company believes the underlying credit quality of the portfolio supports the use of our modified approach. Refer to Note 5 a) to the Consolidated Financial Statements, which includes a table that summarizes all of our securities in an unrealized loss position at September 30, 2008.

When we determine that there is an other-than-temporary impairment, we record a write-down to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. For fixed maturity investments, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, except for securities for which we believe we will not receive all principal and interest payments, and included in income in future periods based upon the amount and timing of expected future cash flows of the security.

Our net realized gains (losses) in the three and nine months ended September 30, 2008, included write-downs of $224 million and $623 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value was “other-than-temporary”. For the three and nine months ended September 30, 2007, write-downs amounted to $18 million and $72 million, respectively. A breakdown of write-downs by security type is included in Note 5 b) to the Consolidated Financial Statements.

Fixed maturity other-than-temporary impairments in the third quarter and first nine months of 2008 were concentrated in the financial services sector of our corporate securities and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Other-than-temporary impairments of fixed maturities in the third quarter of 2008 included approximately $150 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers. Other-than-temporary impairments of equity securities in the third quarter and first nine months of 2008 of $28 million and $103 million, respectively, were primarily driven by overall declines in the equity markets.

Our net realized and unrealized loss in the three and nine months ended September 30, 2008 included approximately $1 billion and $1.8 billion, respectively, of decline in our investment grade fixed income portfolio and approximately $200 million and $300 million, respectively, on our high yield bond portfolio.

As of September 30, 2008, our U.S. investment portfolios included approximately $772 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $270 million relating to these unrealized losses. This strategy allows us to fully recognize the associated deferred tax asset as we do not believe these losses will ever be realized, and accordingly we did not record a valuation allowance against this deferred tax asset.

Securities Lending Transactions

We engage in a securities lending program, which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. During the third quarter of 2008 certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in a $45 million unrealized loss. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(in millions of U.S. dollars)
Equity in net income of partially-owned companies	$10	$20	$(104)	$(7)
Minority interest expense	3	3	7	6
Federal excise tax	3	3	10	15
Other	(10)	6	(17)	18

Other (income) expense	$6	$32	$(104)	$32

Other (income) expense is primarily comprised of our equity in net income of Assured Guaranty Ltd. (AGO), included in equity in net income of partially-owned companies. During 2008, AGO recorded mark-to-market realized gains (losses) in its credit derivatives portfolio, our portion of which was $(21) million and $49 million for the three and nine months ended September 30, 2008, respectively. These gains and losses were reported as net realized gains (losses) by AGO. Our relationship with AGO is limited to our equity investment, which had a carrying value of $443 million compared with a market value of $311 million at September 30, 2008. We regularly review our investment for other-than-temporary impairment and we have not recorded a loss on AGO. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures with AGO. Other income and expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.8 years at September 30, 2008. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.4 billion at September 30, 2008. For the nine months ended September 30, 2008, we experienced net unrealized losses of approximately $1.7 billion, primarily due to widening of credit spreads. We currently expect to hold these securities until they recover their cost. Our “Other investments” are principally comprised of direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $98 million at September 30, 2008, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio continues to be predominantly invested in investment grade fixed income securities and is broadly diversified across geographies, sectors and issuers. Our aggregate investment exposure to Lehman Brothers and American International Group is a small percentage of our investment portfolio. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio. We provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Investment Officer and our Treasurer. We also have well established strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost of our invested assets at September 30, 2008, and December 31, 2007.

	September 30, 2008		December 31, 2007
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$33,158	$34,609	$33,184	$32,994
Fixed maturities held to maturity	2,852	2,881	3,015	2,987
Short-term investments	3,014	3,014	2,631	2,631

	39,024	40,504	38,830	38,612
Equity securities	1,229	1,336	1,837	1,618
Other investments	1,529	1,327	1,140	880

Total investments	$41,782	$43,167	$41,807	$41,110

The fair value of our total investments decreased $25 million during the nine months ended September 30, 2008. The decrease was primarily due to unrealized depreciation on investments, settlement of reverse repurchase agreements, and redemption of our Preferred Shares, offset by the investing of operating cash flows and the net addition of Combined Insurance’s investment portfolio. Other investments increased primarily due to additional funding of limited partnerships and investment funds.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2008, and December 31, 2007. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2008		December 31, 2007
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,122	3%	$1,145	3%
Agency	1,816	5%	1,820	5%
Corporate	8,779	22%	9,015	23%
Mortgage-backed securities	12,451	32%	13,733	35%
Asset-backed securities	837	2%	1,150	3%
Municipal	1,833	5%	1,844	5%
Non-U.S.	9,172	23%	7,492	19%
Short-term investments	3,014	8%	2,631	7%

Total	$39,024	100%	$38,830	100%

AAA	$23,995	62%	$24,553	63%
AA	3,943	10%	3,747	10%
A	4,969	13%	4,590	12%
BBB	3,407	9%	3,297	8%
BB	1,296	3%	1,073	3%
B	1,315	3%	1,481	4%
Other	99	—	89	—

Total	$39,024	100%	$38,830	100%

The table below summarizes the Company’s significant exposures (defined as bonds issued by financial institutions) to corporate bonds of financial issuers held within its investment portfolio, representing market value at September 30, 2008:

	September 30, 2008
	Market Value	Rating
	(in millions of U.S. dollars)
General Electric Co.	$390	AAA
JP Morgan Chase & Co.	319	AA-
Bank of America Corp.	269	AA-
Citigroup Inc.	247	AA-
HSBC Holdings Plc	181	AA-
AT&T Inc.	171	A
Wells Fargo & Co.	167	AA+
Comcast Corp.	159	BBB+
Time Warner Inc.	157	BBB+
Royal Bank of Scotland Group Plc	136	A+
Goldman Sachs Group Inc.	134	AA-
ConocoPhillips	124	A
Verizon Communication Inc.	117	A
Wachovia Corp.	116	A+
Merrill Lynch & Co. Inc.	115	A
Credit Suisse Group	113	A+
Morgan Stanley	106	A+
Telecom Italia SpA	97	BBB
XTO Energy Inc.	92	BBB
Deutsche Telekom AG	76	BBB+
Barclays Plc	73	AA-
Dominion Resources Inc.	70	A-
BT Group Plc	70	BBB+
HBOS Plc	69	A+
Australia & New Zealand Banking	66	AA

Total	$3,634

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable on losses and loss expenses at September 30, 2008, and December 31, 2007, is as follows:

	September 30 2008	December 31 2007
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,820	$13,990
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(487)	(470)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	13,333	13,520
Reinsurance recoverable on paid losses and loss expenses	1,056	1,050
Provision for uncollectible reinsurance on paid losses and loss expenses	(164)	(216)

Net reinsurance recoverable on losses and loss expenses	$14,225	$14,354

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in reinsurance recoverable was due to a decrease in gross and ceded IBNR for catastrophe losses in the second quarter, the settlement of ACE Westchester’s heavily ceded crop/hail business in the first quarter of 2008 as the previous crop year was settled based on favorable actual experience, collections on active business, and collections on run-off business of approximately $450 million. The decrease is offset by approximately $451 of catastrophe losses ceded during the quarter ended September 30, 2008, primarily related to Hurricanes Gustav and Ike. The acquisition of Combined Insurance added $34 million to our reinsurance recoverable.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations, which prescribe the use of generally accepted accounting principles (GAAP), to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provision for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be insufficient). The reserves provide for liabilities on the premium earned on policies as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At September 30, 2008, our gross unpaid loss and loss expense reserves were $38.4 billion. The table below presents a roll-forward of our unpaid losses and loss expenses for the indicated periods.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2007	$37,112	$13,520	$23,592
Losses and loss expenses incurred	1,659	80	1,579
Losses and loss expenses paid	(1,748)	(601)	(1,147)
Other (including foreign exchange revaluation)	159	71	88

Balance at March 31, 2008	$37,182	$13,070	$24,112
Losses and loss expenses incurred	2,736	841	1,895
Losses and loss expenses paid	(2,620)	(1,024)	(1,596)
Other (including foreign exchange revaluation)	12	12	—
Losses and loss expenses acquired	386	33	353

Balance at June 30, 2008	$37,696	$12,932	$24,764
Losses and loss expenses incurred	3,995	1,626	2,369
Losses and loss expenses paid	(2,767)	(1,025)	(1,742)
Other (including foreign exchange revaluation)	(551)	(200)	(351)

Balance at September 30, 2008	$38,373	$13,333	$25,040

During the first quarter of 2008, our gross and ceded loss and loss expenses incurred and paid were favorably impacted by the settlement of the crop/hail business resulting in a decrease in the gross reserve of approximately $273 million and the ceded reserves of approximately $215 million. Losses and loss expenses acquired are in connection with the acquisition of Combined Insurance. Net unpaid losses and loss expenses increased $276 million in the quarter ended September 30, 2008, primarily due to the catastrophe losses of $411 million offset by favorable prior period development.

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at September 30, 2008, and December 31, 2007.

	September 30, 2008			December 31, 2007
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$16,412	$6,300	$10,112	$15,625	$6,077	$9,548
IBNR	21,961	7,033	14,928	21,487	7,443	14,044

Total	$38,373	$13,333	$25,040	$37,112	$13,520	$23,592

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

The table below presents a roll forward of our consolidated A&E loss reserves, allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible reinsurance for the period ended June 30, 2008.

	Asbestos		Environmental		Total
	Gross	Net(1)	Gross	Net	Gross	Net
	(in millions of U.S. dollars)
Balance at December 31, 2007	$2,942	$1,482	$418	$393	$3,360	$1,875
Incurred activity	—	(9)	—	—	—	(9)
Payment activity	(164)	(39)	(73)	(37)	(237)	(76)

Balance at June 30, 2008	$2,778	$1,434	$345	$356	$3,123	$1,790

(1)	The balance at December 31, 2007, was reduced by $10 million to reflect reserve reclassification between Asbestos and Other.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at June 30, 2008, of $1.790 billion shown in the above table are comprised of $1.247 billion in reserves held by Brandywine run-off companies, $206 million of reserves held by Westchester Specialty, $163 million of reserves held by ACE Bermuda, $153 million of reserves held by Insurance – Overseas General, and $21 million of reserves held by active ACE USA companies.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the period ended June 30, 2008.

	Brandywine			NICO Coverage(2)	Net of NICO Coverage
	A&E	Other(1)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2007	$1,323	$1,064	$2,387	$1,630	$757
Incurred activity	(14)	21	7	—	7
Payment activity	(62)	(51)	(113)	(114)	1

Balance at June 30, 2008	$1,247	$1,034	$2,281	$1,516	$765

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

The internal and external actuarial reviews of our consolidated A&E liabilities are currently being performed and any necessary reserve actions will be recorded in the fourth quarter of 2008.

Our A&E reserves are not discounted, consistent with current trends and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At June 30, 2008, the remaining unused incurred limit under the 1998 NICO Agreement was $482 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss adjustment expense reserves, and provision for uncollectible reinsurance in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the period ended June 30, 2008.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
	A&E(1)	Other(2)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2007	$214	$130	$344	$298	$46
Incurred activity	—	—	—	—	—
Payment activity	(8)	(9)	(17)	(17)	—

Balance at June 30, 2008	$206	$121	$327	$281	$46

(1)	The balance at December 31, 2007, has been reduced by $10 million to reflect reserve classification between Asbestos and Other.
(2)	Other consists primarily of non-A&E general liability and products liability losses. Other reserves were increased by $10 million to reflect reserve reclassification between Asbestos and Other.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. In accordance with the Brandywine restructuring order, INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. To the extent future dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the six months ended June 30, 2008, and in the years ended December 31 2007 and 2006, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner to terminate the fund.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at June 30, 2008, was $25 million and approximately $297 million in statutory-basis losses were ceded to the Aggregate Excess of Loss Agreement. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its asbestos and environmental reserves. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At June 30, 2008, approximately $570 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $230 million. At December 31, 2007, the remaining limit of coverage under the agreement was $228 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. Under such circumstances, ACE would recognize a loss in its consolidated statement of operations. As of June 30, 2008, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.5 billion. At June 30, 2008, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.2 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of June 30, 2008, approximately $1.5 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of June 30, 2008, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $621 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world and have significantly reduced our U.S. wind exposure since 2005. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $1,081 million; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1,081 million (or seven percent of our total shareholders’ equity at September 30, 2008). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $134 billion. If loss levels similar to the 2005 hurricanes were to recur, our net losses on an “as-if” basis would be approximately 30 percent lower. Our modeled single occurrence 1 in 100 return period California earthquake probable maximum loss, net of reinsurance is approximately $750 million; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any single California earthquake event could be in excess of $750 million (or approximately five percent of our total shareholders’ equity at September 30, 2008). We estimate that at such hypothetical loss levels, the industry losses would be approximately $37 billion. ACE’s modeled losses reflect our in-force portfolio and reinsurance program as of July 1, 2008.

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

Crop Insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and conduct such business through Rain and Hail L.L.C., a managing general agency (MGA). We provide protection throughout the U.S. and are therefore, geographically diversified which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region.

Our crop insurance book comprises two components – multi-peril crop insurance (MPCI) and hail insurance.

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover crop losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place.

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

On the hail program, the premium is earned over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. During the first quarter of each calendar year our MGA reports to us the results from the previous crop year. Typically, this results in an adjustment to the previously estimated losses and loss expenses and profit share commission which impacts our policy acquisition costs. For example, for the quarter ended March 31, 2008, the 2007 crop-year settlement reduced our losses and loss expenses by approximately $105 million and gave rise to $44 million in profit share commission resulting in a net benefit to income of approximately $61 million.

Liquidity

Global market and economic conditions have been severely disrupted. These conditions, including the possibility of a recession, may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2008, we were able to meet all of our obligations, including the payment of dividends declared on our Common Shares (refer to “Effects of the Continuation on Dividends”) and Preferred Shares, with our net cash flows and dividends received. The Preferred Shares were redeemed during the second quarter of 2008 (refer to “Capital Resources”).

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2008. Should the need arise, we generally have access to the capital markets and other available credit facilities. At September 30, 2008, our available credit lines totaled $2 billion and usage was $1 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Generally, our existing credit facilities have remaining terms of over four years. However, we may be required to replace credit sources in a difficult market should one of our existing credit providers experience financial difficulty. There has also been recent consolidation in the industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced any difficulty accessing any of our credit facilities. Refer to “Credit Facilities”.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2008, ACE Bermuda declared and paid dividends of $280 million ($168 million in the prior year period), and ACE Tempest Life Re declared and paid dividends of $915 million ($nil in the prior year period). A portion of the dividends received were used in connection with the acquisition of Combined Insurance. We expect that a majority of our cash inflows for the remainder of 2008 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2008 and 2007. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2008 and 2007.

•

Our consolidated net cash flows from operating activities were $3.1 billion in the nine months ended September 30, 2008, compared with $3.9 billion for the prior year period. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the nine months ended September 30, 2008, was $1.2 billion compared with $2.0 billion in the prior year period. For the nine months ended September 30, 2008, significant adjustments included net realized gains (losses) of $989 million, unpaid losses and loss expenses of $1.2 billion and unearned premiums of $236 million. The unpaid losses and loss expenses were significantly impacted by the third quarter catastrophes and the first quarter settlement of the crop/hail business. These adjustments were partially offset by an increase in deferred policy acquisition costs and prepaid reinsurance premiums, which resulted in an adjustment to net cash flows from operating activities of $330 million.

•

Our consolidated net cash flows used for investing activities were $3.5 billion in the nine months ended September 30, 2008, compared with $3.7 billion for the prior year period. For the indicated periods, net investing activities were related primarily to net purchases and maturities on the fixed maturities portfolio and the acquisition of Combined Insurance of $2.56 billion.

•

Our consolidated net cash flows from financing activities were $383 million in the nine months ended September 30, 2008, compared with net cash flows used for financing of $223 million in the prior year period. Net cash flows from financing activities in the nine months ended September 30, 2008, include

$1.2 billion net proceeds from the issuance of long-term debt. These items were partially offset by $575 million of net cash flows used for financing activities relating to the redemption of our Preferred Shares (refer to “Capital Resources” for more information) and dividends on our Common and Preferred Shares.

In addition to cash from operations, routine sales of investments, and financing arrangements, we entered into agreements with a bank provider to implement two international multi-currency notional cash pooling programs in order to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not co-mingled between legal entities. ACE entities may incur overdraft balances as a means to address short-term timing mismatches, and any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $150 million in the aggregate). Our revolving credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

We also utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We utilized this funding source to fund part of the purchase of Combined Insurance.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2008, and December 31, 2007.

	September 30 2008	December 31 2007
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$333	$372
Long-term debt	3,002	1,811

Total debt	3,335	2,183

Trust preferred securities	309	309

Preferred Shares	—	557
Common shareholders’ equity	15,356	16,120

Total shareholders’ equity	15,356	16,677

Total capitalization	$19,000	$19,169

Ratio of debt to total capitalization	17.6%	11.4%
Ratio of debt plus trust preferred securities to total capitalization	19.2%	13.0%

We have executed reverse repurchase agreements with certain counterparties whereby we agreed to sell securities and repurchase them at a date in the future for a predetermined price. During the quarter ended March 31, 2008, we executed reverse repurchase agreements totaling $1 billion as part of the financing of the Combined Insurance acquisition. All such reverse repurchase agreements had been settled at September 30, 2008. In February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018 and, on April 1, 2008, we entered into a $450 million unsecured term loan repayable in April 2013. The proceeds of the above-referenced reverse repurchase agreements, the notes, and the term loan were applied to pay a portion of the purchase price of the acquisition of the outstanding capital stock of Combined Insurance.

On October 1, 2008, we repaid $250 million of ACE US Holdings’ unsecured senior notes due October 2008 (included in short-term debt in the above table). We raised funds for this repayment by executing reverse repurchase agreements, under which $250 million is payable in December 2008. We expect to execute short-term reverse repurchase agreements to raise funds for the December 2008 repayment. Also included in short-term debt, is an $83 million 7.8 percent note due in December 2008. We are in the process of obtaining unsecured financing that will be used to refinance the note when it matures.

On May 12, 2008, ACE INA issued $450 million of 5.6 percent senior notes, due May 2015. The net proceeds plus available cash were used to redeem all $575 million of the 7.8 percent Preferred Shares and related depository shares on June 13, 2008.

Total shareholders’ equity decreased $1.3 billion in the nine months ended September 30, 2008. The following table reports the significant movements in our shareholders’ equity for the nine months ended September 30, 2008.

September 30 2008
(in millions of U.S. dollars)
Total shareholders’ equity, December 31, 2007	$16,677
Net income	1,177
Dividends on Common Shares	(273)
Dividends on Preferred Shares	(24)
Proceeds from exercise of options	88
Redemption of Preferred Shares	(575)
Change in net unrealized appreciation (depreciation) on investments	(1,708)
Other movements, net	(6)

Total shareholders’ equity, September 30, 2008	$15,356

As part of our capital management program, our Board of Directors has authorized the repurchase of any ACE issued debt or capital securities including Common Shares up to $250 million. At September 30, 2008, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen capital needs. Consistent with this policy, in 2005, we filed an unlimited shelf registration which expires in December 2008. We expect to file a new shelf registration to replace the one that expires in December 2008.

On January 11, 2008, and April 14, 2008, we paid dividends of 27 cents per Ordinary Share to shareholders of record on December 31, 2007, and March 31, 2008, respectively. On July 11, 2008, we paid dividends of 29 cents per share to shareholders of record on June 30, 2008. On October 14, 2008, we paid dividends of 26 cents per share (CHF 0.30) to shareholders of record on September 30, 2008, through a distribution from the par value of Common Shares (refer to “Effects of the Continuation on Dividends”). We have paid dividends each quarter since we became a public company in 1993.

On March 1, 2008, and June 1, 2008, we paid a dividend of $4.875 per Preferred Share to shareholders of record on February 29, 2008, and May 31, 2008, respectively. The Preferred Shares were redeemed on June 13, 2008.

Effects of the Continuation on Dividends

Under Swiss law all dividends and distributions through a reduction in par value, must be approved in advance by our shareholders, though the determination of the record and payment dates may be delegated to our Board of Directors. Swiss law permits distributions to shareholders by way of par value reductions if (a) after the implementation of the par value reduction the reduced aggregate nominal value of the share capital and the statutory reserves is covered by net assets, (b) they are approved by shareholders at a general meeting, (c) the auditor confirms to the general meeting in a written report that the claims of the creditors are fully covered despite the par value reduction, (d) creditors are informed by way of public notification in the Swiss Commercial Gazette that they can within two months ask for discharge of or the posting of security for their claims and (e) the par value reduction is registered in the Swiss commercial register.

We currently intend, subject to the discretion of our Board of Directors and the needs of our business, to propose at each annual general meeting, beginning with our annual general meeting in 2009, a reduction in par value that will be effected in four quarterly installments. The amount of a proposed par value reduction will be based on the Board of Directors’ determination of an appropriate U.S. dollar dividend for the succeeding year and will be converted into Swiss francs for purposes of obtaining shareholder approval based on the U.S. dollar/Swiss franc exchange rate shortly before the annual general meeting. At our 2008 annual general meeting, our shareholders approved payments of a dividend in the form of a par value reduction equal to CHF 0.90 per Common Share in the aggregate, (equivalent at the time to U.S. $0.87 per Common Share), to be paid in three equal quarterly installments of CHF 0.30 (each equivalent at the time to U.S. $0.29 per Common Share).

Dividends, including distributions through a reduction in par value, must be declared by ACE in Swiss francs. However, we have arranged it such that these distributions are paid to our shareholders in U.S. dollars at the U.S. dollar/Swiss franc exchange rate shortly before the payment date. As a result, under the current process, shareholders will be exposed to fluctuations in the U.S. dollar/Swiss franc exchange rate between the date a dividend amount is determined and the relevant dividend payment date. For example, on October 14, 2008, we paid a quarterly dividend (through a reduction in par value) of U.S. $0.26 per Common Share to shareholders of record as of September 30, 2008. The payment amount was based on the October 7, 2008, U.S. dollar/Swiss Franc exchange rate of 1.1399 applied to the quarterly par value reduction installment amount of CHF 0.30 referenced above.

When proposing a par value reduction, our Board of Directors may also, but is not required to, consider the difference between U.S. dollars actually received by shareholders in the prior year and the U.S. dollar amount on which the prior year’s par value reduction was based. Should we determine to pay dividends other than by a reduction in par value, under Swiss law, such dividends (other than through reductions in par value) may be paid out only if the corporation has sufficient distributable profits from previous business years, or if the reserves of the corporation are sufficient to allow distribution of a dividend. The board of directors of a Swiss corporation may propose that a dividend be paid, but cannot itself set the dividend. The Company auditors must confirm that the dividend proposal of the board of directors conforms with statutory law. Prior to the distribution of dividends, five percent of the annual profits must be allocated to the general reserve until the amount of general reserves has reached twenty percent of the paid-in nominal share capital. Our Swiss Articles of Association can provide for a higher general reserve or for the creation of further reserves setting forth their purpose and use. Once this level has been reached and maintained, the shareholders meeting may approve a distribution of each year’s profit within the framework of applicable legal requirements. Dividends paid from retained earnings are usually due and payable immediately after the shareholders’ resolution relating to the allocation of profits has been passed. Under Swiss law, the statute of limitations in respect of claims for dividend payments is five years. As noted above, for the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Effects of the Continuation on par value of Common Shares

In connection with the Continuation, we changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. For purposes of the Consolidated Financial Statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation. On September 30, 2008, we reduced the par value by CHF 0.30 to CHF 33.44 in connection with the quarterly dividend declaration.

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

The following table shows our main credit facilities by credit line, usage, and expiry date at September 30, 2008.

	Credit Line[1]	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facilities
ACE Limited[2]	$500	$64	Nov. 2012
Unsecured Operational LOC Facilities
ACE Limited	1,000	688	Nov. 2012
Unsecured Capital Facilities
ACE Limited[3]	534	306	Dec. 2013

Total	$2,034	$1,058

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.
(2)	May also be used for LOCs.
(3)	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

The facilities in the table above require that we maintain certain covenants, all of which have been met at September 30, 2008. These covenants include (but are not limited to):

(i)	Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $11.7 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

(ii)	Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At September 30, 2008, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $11.97 billion and our actual consolidated net worth as calculated under that covenant was $16.5 billion and (b) our ratio of debt to total capitalization was 0.18 to 1.

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

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the ACE Global Markets capital facility requires that collateral be posted if the S&P financial strength rating of ACE falls to BBB+ or lower. Similarly, we have private debt that would require us to post additional collateral if the S&P financial strength rating of ACE falls to BBB+ or lower. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P financial strength rating of ACE falls to BBB+ or lower, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium.

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

During the quarter ended September 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the insurance industry investigations and related matters is set forth in Note 9 b) to our Consolidated Financial Statements.

Item 1A. Risk Factors

The following supplements the factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2007 Annual Report on Form 10-K and under “Risk Factors” in Item 1A. of Part II of our quarterly reports on Form 10-Q for the quarters ended June 30, 2008, and March 31, 2008.

A recession and other adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

Global market and economic conditions have been severely disrupted. These conditions, including the possibility of a recession, may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.

Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance. We may need to raise additional funds through financings or access funds through existing or new credit facilities. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market. There has also been recent consolidation in the industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business. The recent unprecedented investment market volatility, precipitous stock market decline and increased credit spreads have resulted in significant realized and unrealized losses in our investment portfolio. Refer to “Fair Value Measurements”, “Net Realized and Unrealized Gains (Losses)”, and “Investments”, under Item 2 of Part 1 of this Form 10-Q.

Our investment portfolio has exposure to below investment-grade securities that have a higher degree of credit or default risk which could adversely affect our results of operations and financial condition.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience default losses in our portfolio. This may result in a reduction of net income and capital. Refer to “Fair Value Measurements”, “Net Realized and Unrealized Gains (Losses)”, and “Investments”, under Item 2 of Part 1 of this Form 10-Q.

Our net income may be volatile because certain products offered by our Life business expose us to reserve and fair value liability changes that are directly affected by market factors.

Under reinsurance programs covering variable annuity guarantees, we assume the risk of guaranteed minimum death benefits (GMDB) and GMIBs associated with variable annuity contracts. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GMIB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability. The reserve and fair value liability calculations are directly affected by market factors, the most significant of which are equity levels, interest rate levels, interest rate swap volatilities, and implied equity volatilities. ACE views our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small, even taking into account current market conditions. However, in the short-run, adverse changes in market factors will have an adverse impact on both life underwriting income and our net income, which may be material. Refer to “Fair Value Measurements”, “Net Realized and Unrealized Gains (Losses)”, and “Investments”, under Item 2 of Part 1 of this Form 10-Q.

Events may result in political, regulatory, and industry initiatives which could adversely affect our business.

Government intervention has occurred in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. The Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2007 for seven years, through 2014. Refer to “Regulation – U.S. Operations” for more information in our 2007 Annual Report on Form 10-K.

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

The insurance industry is also affected by political, judicial, and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business. In addition, the recent economic climate presents additional uncertainties and risks relating to increased regulation and the potential for increased involvement of the U.S. and other governments in the financial services industry.

Changes in U.S. federal income tax law could adversely affect an investment in our shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, in the current Congress a bill was introduced in the House of Representatives that would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies impossible regardless of whether or not it is properly priced under the internationally accepted arms-length standard. Companion legislation has not yet been introduced in the Senate. If enacted, such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended September 30, 2008.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
July 1 through July 31	5,742	$54.87	—	$250 million
August 1 through August 31	721	$50.76	—	$250 million
September 1 through September 30	2,788	$59.59	—	$250 million

Total	9,251

*	For the quarter ended September 30, 2008, this column represents the surrender to the Company of 7,763 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the surrender to the Company of 1,488 Common Shares to satisfy the option cost on options exercised.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At September 30, 2008, this authorization had not been utilized.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 7, 2008	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

November 7, 2008	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
4.1	Articles of Association of the Company, as amended and restated	8-K	4.1	September 30, 2008	001-11778

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X