Form 10-K
period 2008-12-31
ACE LTD
filed 2009-02-27
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-11778

ACE LIMITED

(Exact name of registrant as specified in its charter)

Switzerland	98-0091805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bärengasse 32

Zurich, Switzerland CH-8001

(Address of principal executive offices, Zip Code)

+41 (0)43 456 76 00

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 33.14 per share	New York Stock Exchange

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

Large accelerated filer  ☑             Accelerated filer  ☐

Non-accelerated filer  ☐            (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☑

The aggregate market value of voting stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $18 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 24, 2009, there were 333,613,391 Common Shares par value CHF 33.14 of the registrant outstanding.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement relating to its 2009 Annual General Meeting of Shareholders are incorporated by reference in Part III of this report.

ACE LIMITED INDEX TO 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

• developments in global financial markets, including changes in interest rates, stock markets and other financial markets, increased government involvement or intervention in the financial services industry, the cost and availability of financing, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio, financial position and financing plans;

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

• actions that rating agencies may take from time to time, such as financial strength or credit ratings downgrades or placing these ratings on credit watch negative or the equivalent;

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

• acquisitions made by us, performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, or the impact of acquisitions on our pre-existing organization;

• risks associated with our re-domestication to Switzerland, including possible reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

• the potential impact from government-mandated insurance coverage for acts of terrorism;

• the availability of borrowings and letters of credit under our credit facilities;

• the adequacy of collateral supporting funded high deductible programs;

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

General Development of Business

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain significant operations in Bermuda. ACE Limited, which is now headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the property and casualty (P&C) insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products – such as personal accident, supplemental health and life insurance to individuals in select countries. Our reinsurance operations include both P&C and life companies. At December 31, 2008, ACE had total assets of approximately $72 billion and shareholders’ equity of approximately $14 billion.

In July 2008, our shareholders approved proposals submitted by our Board of Directors to transfer our jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland, our new jurisdiction of incorporation (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss law. In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting and functional currency for preparing our Consolidated Financial Statements. All Common Shares are registered shares with a current par value of CHF 33.14 each.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies. On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation for $2.56 billion. Our 2008 Consolidated Financial Statements exclude Combined Insurance’s results for the first quarter, and include Combined Insurance from April 1, 2008. Combined Insurance, founded in 1919 is headquartered in Glenview, Illinois, and is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined Insurance serves close to four million policyholders worldwide. This acquisition has diversified our accident and health (A&H) distribution capabilities by adding a significant agent base, while almost doubling our A&H franchise. We believe this will provide significant long-term growth opportunities.

Employees

At December 31, 2008, there were approximately 15,000 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

Customers

For most of the commercial lines of business that we offer, insureds typically use the services of an insurance broker or agent. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from the local and major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. In our opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations and no one insured or group of affiliated insureds account for as much as 10 percent of our consolidated revenues.

Competition

Competition in the insurance and reinsurance marketplace is substantial, although a number of competitors were weakened during the year as a result of investment and underwriting losses, as well as government ownership. Competition varies by type of business and geographic area. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified or damaged insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

E-mail: investorrelations@acegroup.com

Nothing on our Internet site should be considered incorporated by reference into this report.

Segment Information

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance.

The following table sets forth an analysis of net premiums earned by segment for the years ended December 31, 2008, 2007, and 2006. The year ended December 31, 2008, includes Combined Insurance’s results of operations from April 1, 2008. Net premiums earned from Combined Insurance’s international operations are included in our Insurance – Overseas General segment and net premiums earned from Combined Insurance’s North American operations are included in our Life Insurance and Reinsurance segment.

Additional financial information about our segments, including net premiums earned by geographic area, is included in Note 17 to the Consolidated Financial Statements, under Item 8.

(in millions of U.S. dollars)	2008 Net Premiums Earned	Percentage of Total	2007 Net Premiums Earned	Percentage of Total	2006 Net Premiums Earned
Insurance – North American	$5,679	43%	$6,007	49%	$5,719
Insurance – Overseas General	5,337	40%	4,623	37%	4,321
Global Reinsurance	1,017	8%	1,299	11%	1,511
Life Insurance and Reinsurance	1,170	9%	368	3%	274
	$13,203	100%	$12,297	100%	$11,825

Insurance – North American

Overview

The Insurance – North American segment comprises our P&C operation in the U.S., Canada, and Bermuda. This segment, which accounted for approximately 43 percent of our 2008 consolidated net premiums earned, includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations:

• ACE USA provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE USA is this segment’s largest operation and represented approximately 68 percent of Insurance – North American’s net premiums earned in 2008.

• ACE Westchester specializes in the wholesale distribution of excess, surplus, and specialty P&C products.

• ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering exposures that are generally low in frequency and high in severity.

• ACE Private Risk Services provides personal lines coverages (e.g. homeowners and automobile) for high net worth clients.

• The run-off operations include Brandywine Holdings Corporation (Brandywine), Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and settlement of related claims.

Products and Distribution

ACE USA primarily distributes its insurance products through a limited number of brokers. In addition to using brokers, certain products are also distributed through channels such as general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. These products include general liability, excess liability, property, workers’ compensation, commercial marine, automobile liability, professional lines (D&O and E&O), medical liability, aerospace, and A&H coverages, as well as claims and risk management products and services. ACE USA has also established Internet distribution channels for some of its products.

ACE USA’s on-going operations are organized into distinct business units, each offering specialized products and services targeted at specific niche markets.

• ACE Risk Management offers a wide range of customized casualty products to respond to the needs of mid- to large-size companies, including national accounts, irrespective of industry. These programs are designed to help insureds address the significant costs of financing and managing risk for workers’ compensation and general and auto liability coverages. A variety of program structures are offered to support each client’s risk financing needs including: large deductible captives, third-party rent-a-captives, funded deductibles, and net present value and other risk financing structures, including a prospective close-out product. ACE Risk Management ceased assuming securitization and financial guarantee exposure in 2004.

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

• ACE Casualty Risk offers specialty casualty products and services to a broad range of customers, ranging from middle market to the large multinational clients. Key coverages offered by ACE Casualty Risk include umbrella and excess liability, environmental risk for commercial and industrial risks, and wrap-up programs written on a loss-sensitive basis, protecting contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects. Small to mid-size businesses can purchase workers’ compensation coverage through this unit’s Internet-based ACE Completesm product.

• ACE Professional Risk (Professional Risk) provides management liability and professional liability (D&O and E&O), as well as surety and kidnap & extortion products that are designed to meet the needs of our insureds.

• ACE Canada (ACE USA’s Canadian operations) offers a broad range of P&C products as well as life and A&H coverage. ACE Canada specializes in providing customize products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE Accident & Health works with employers, travel agencies, and affinity groups to offer a variety of accident and other supplemental insurance programs. Key products include Employee Benefit Plans (basic and voluntary accidental death and dismemberment, limited medical insurance for vision, dental and prescription drugs), occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits), and disaster recovery programs distributed through affinity groups.

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

• ESIS Inc. (ESIS), ACE USA’s in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures. These services include comprehensive medical managed care, integrated disability services and pre-loss control and risk management services. Additional insurance-related services are offered by ESIS’s Recovery Services International, which provides salvage and subrogation and health care recovery services. ESIS’s services are available through a preferred relationship with ACE Risk Management or separately for those clients that select insurance and claims management services independently. The operating results for ESIS are included in Insurance – North American’s administrative expenses.

ACE Westchester offers wholesale distribution of excess and surplus property, inland marine, casualty, professional lines, and environmental liability products. Through its Program division, ACE Westchester also provides coverage for agriculture business and specialty programs, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm, and crop/hail insurance. We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and conduct such business through Rain and Hail L.L.C., an MGA. We provide protection throughout the U.S. and are therefore geographically diversified which reduces the risk of exposure to heavy accumulation of losses in any one region. For more information, refer to “Crop Insurance”, under Item 7.

ACE Bermuda targets Fortune 1000 companies and underwrites exposures that are generally low-frequency, high-severity on an excess of loss basis. Its principal lines of business are excess liability, professional lines, excess property, and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a wholly owned managing agent. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers.

ACE Private Risk Services provides specialty coverages including homeowners, automobile, umbrella liability, fine art and collections insurance for affluent individuals and families in North America. ACE Private Risk Services’ products are distributed through independent regional agents and brokers.

Competitive Environment

ACE USA and ACE Westchester compete against a number of large, national carriers as well as regional competitors in certain territories. The markets in which ACE USA and ACE Westchester compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. For example, ACE USA’s ACE Risk Management unit has instituted national service standards on service deliverables such as policy issuance, invoicing, program adjustments, legal agreements, and premium audit activities. The ACE USA and ACE Westchester operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. A competitive advantage is also achieved through ACE USA’s innovative product offerings and our ability to provide multiple products to a single client due to our nationwide local presence. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Insurance – Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence. ACE Bermuda competes against international commercial carriers writing business on an excess of loss basis. ACE Private Risk Services competes against insurance companies of varying sizes that sell products through various distribution channels, including through the Internet.

Insurance – Overseas General

Overview

The Insurance – Overseas General segment, which accounted for 40 percent of 2008 consolidated net premiums earned, writes a variety of insurance coverage including P&C, professional lines, marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H.

Insurance – Overseas General comprises ACE International, our network of indigenous retail insurance operations outside North America, and the wholesale insurance operations of ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488 (Syndicate 2488). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. From April 1, 2008, Insurance – Overseas General also includes the international A&H and life business of Combined Insurance. ACE Global Markets offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £285 million in 2009, compared with £330 million in 2008. ACE Global Markets and AEGL are London-based and regulated by the Financial Services Authority, the U.K. insurance regulator. AEGL underwrites U.K. and Continental Europe insurance and reinsurance business.

Products and Distribution

ACE International maintains a presence in every major insurance market in the world and with operations in over 50 countries is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International’s P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. Property insurance products include traditional commercial fire coverage as well as energy industry-related, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. ACE International provides D&O, and professional indemnity coverages. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H insurance operations provide products that are designed to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products have been representing an increasing portion of ACE International’s business in recent years and include, but are not limited to, accidental death, medical and hospital indemnity, and income protection coverages. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE International’s personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, property damage, auto, homeowners, and personal liability.

Following is a discussion of Insurance – Overseas General’s four regions of operations: ACE European Group (which is comprised of ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America.

• ACE European Group is headquartered in London and offers a broad range of P&C and specialty coverages principally directed at large and mid-sized corporations, as well as individual consumers. ACE European Group operates in every major market in the European Union. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs. ACE European Group also has operations in South Africa, Central and Eastern Europe, the Commonwealth of Independent States (the CIS), and the Middle East and North Africa. Our operations in these regions underwrite P&C and A&H business. ACE operations within Central and Eastern Europe and the CIS markets include insurance subsidiaries and branches in Russia, Poland, Hungary, Czech Republic, and Turkey. The Middle East and North Africa region includes insurance subsidiaries and joint ventures in Bahrain, Egypt, Pakistan, Saudi Arabia, and the United Arab Emirates. ACE Global Markets primarily underwrites P&C insurance through Syndicate 2488 and AEGL. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and Continental Europe licenses, and in the U.S. where it is eligible to write excess & surplus business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk, and A&H.

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

• ACE Latin America includes business operations throughout Latin America and the Caribbean, including offices in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Panama, Peru, and Puerto Rico. ACE Latin America focuses on providing P&C,

A&H, and specialty personal lines insurance products and services to both large and small commercial clients as well as individual consumers. ACE Latin America distributes its products through brokers (for its commercial business) and direct marketing and sponsored programs (for its consumer business).

Combined Insurance uses an international sales force of approximately 3,300 independent contractor agents to distribute a wide range of accident and health products, including short-term disability, critical conditions and cancer aid, hospital confinement/recovery, and long-term coverage. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, including those offered by Combined Insurance, locally-based competitors include financial institutions and bank-owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives. Insurance operations in over 50 countries also represent a competitive advantage in terms of depth of local technical expertise, accomplishing a spread of risk, and offering a global network to service multi-national accounts.

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

Global Reinsurance

Overview

The Global Reinsurance segment, which accounted for eight percent of 2008 consolidated net premiums earned, represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance includes ACE Global Markets’ reinsurance operations, as well as an underwriting presence at Lloyd’s Reinsurance Company (China) Limited, Lloyd’s new licensed reinsurance company based in Shanghai. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies. Over the last five years, Global Reinsurance has expanded beyond catastrophe lines to become a leading global multi-line reinsurance business with underwriting offices in Bermuda, London, Montreal, Stamford, and Zurich.

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

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance, on an excess of loss per occurrence basis globally to insurers of commercial and personal property. Property catastrophe reinsurance on an occurrence basis protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property (reinsurer shares a proportional part of the premiums and losses of the ceding company) and per risk excess of loss treaty reinsurance (coverage applies on a per risk basis rather than per event or aggregate basis), together with specialty lines (catastrophe workers’ compensation and terrorism). ACE Tempest Re Bermuda’s business is produced through reinsurance intermediaries.

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the North American market, with a focus on writing property per risk and casualty reinsurance, including medical malpractice and surety, principally on a treaty basis, with a weighting towards casualty. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. ACE Tempest Re Europe writes all lines of traditional and specialty reinsurance including property, casualty, marine, aviation, and medical malpractice through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re Europe focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business utilizing Lloyd’s Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers.

ACE Tempest Re Canada commenced writing business in 2007, offering a full array of P&C reinsurance to the Canadian market. ACE Tempest Re Canada provides its coverage through its Canadian company platform and also offers its clients access to Lloyd’s Syndicate 2488.

Competitive Environment

The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, the quality of service provided to customers, the leading role it plays in setting the terms, pricing, and conditions in negotiating contracts, and its customized approach to risk selection. Over the last two years, we have also experienced clients who are increasing their risk retention, which resulted in increased competition in the reinsurance marketplace. The key competitors in our markets vary by geographic region and product line. Further, over the last several years, capital markets participants have developed financial products intended to compete with traditional reinsurance. In addition, government sponsored or backed catastrophe funds can affect demand for reinsurance.

Life Insurance and Reinsurance

Overview

Life Insurance and Reinsurance, which accounted for nine percent of 2008 consolidated net premiums earned, includes the operations of ACE Tempest Life Re (ACE Life Re), ACE International Life, and from April 1, 2008, the North American A&H and life business of Combined Insurance. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, lapse, and/or capital market risks embedded in their books of business. ACE Life Re comprises two companies. The first is a Bermuda-based niche company in the life reinsurance market that provides reinsurance coverage to other life insurance companies, focusing primarily on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. The second is a U.S.-based traditional life reinsurance company licensed in 49 states and the District of Columbia, offering reinsurance capacity for the individual life business utilizing yearly renewable term and coinsurance structures. ACE International Life provides traditional life insurance protection and investment and savings products to individuals in several countries including Egypt, Taiwan, Thailand, Vietnam, the United Arab Emirates, and in China through a partially-owned company. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Products and Distribution

ACE Life Re markets its products directly to clients as well as through reinsurance intermediaries. The marketing plan seeks to capitalize on the relationships developed by our executive officers and underwriters with members of the actuarial profession and executives at client companies. ACE Life Re targets potential ceding insurers that it believes would benefit from its reinsurance products based on analysis of publicly available information and other industry data. In addition, reinsurance transactions are often placed by reinsurance intermediaries and consultants. ACE Life Re works with such third party marketers in an effort to maintain a high degree of visibility in the reinsurance marketplace. ACE Life Re’s strategy and business does not depend on a single client or a few clients. A significant percentage of our total revenue and income/losses in Bermuda derives from our core line of business, which is primarily the reinsurance of variable annuity guarantees, including guaranteed minimum death benefits, guaranteed minimum income benefits, and living benefit guarantees. This business is managed with a long-term perspective, and short-term earnings volatility is expected. Our primary focus in the Bermuda operation is to successfully manage the current portfolio of risk in the variable annuity line of business. ACE Life Re is currently not quoting on new opportunities in the variable annuity reinsurance marketplace. The Bermuda operation also participates in the traditional mortality reinsurance marketplace. In the U.S., our core business is growing and is comprised of treaties with significant players in the U.S. individual life insurance market. We will continue to grow this line by entering into reinsurance agreements that are consistent with our underwriting and profit objectives.

ACE International Life offers a broad portfolio of products including whole life, endowment plans, individual term life, group term life, personal accident, universal life, and variable annuity contracts. The policies written by ACE International Life generally provide funds for dependents of insureds after death but many also have a savings component. ACE International Life sells to consumers through a variety of distribution channels including agency, bancassurance, worksite marketing, brokers, and telemarketing through affinity groups. We continue to expand this business with a focus on opportunities in emerging markets that we believe will ultimately result in strong and sustainable operating profits as well as favorable return on capital commitments after an initial growth period.

Combined Insurance uses a North American sales force of over 3,000 agents to distribute a wide range of accident and sickness insurance products, including short-term disability, critical conditions and cancer aid, Medicare products, hospital confinement/recovery, and long-term coverage. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

Competitive Environment

While ACE Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. ACE Life Re writes traditional mortality reinsurance from both its Bermuda and U.S. companies. The life reinsurance market for traditional mortality risk is highly competitive as most of the reinsurance companies are well established, have significant operating histories, strong claims-paying ability ratings, and long-standing client relationships through existing treaties with ceding companies. ACE Life Re competes effectively by leveraging the strength of its client relationships, underwriting expertise and capacity, and our brand name and capital position.

ACE International Life’s competition differs by location but generally includes multi-national insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. ACE’s financial strength and reputation as an entrepreneurial organization with a global presence gives ACE International Life a strong base from which to compete.

Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

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

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use sophisticated catastrophe loss and risk modeling techniques designed to ensure appropriate spread of risk and to analyze correlation of risk across different product lines and territories. This helps to ensure that losses are contained within our risk tolerances and appetite for individual products lines, businesses, and ACE as a whole. We also purchase reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks, refer to “Reinsurance Protection”. For more information refer to “Insurance and Reinsurance Markets”, under Item 1A, “Catastrophe Exposure Management” and “Natural Catastrophe Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Reinsurance Protection

As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, to an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, this reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct loss. In certain countries, reinsurer selection is limited by local laws or regulations. In those areas where there is more freedom of choice, the counterparty is selected based upon its financial strength, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprised of senior management personnel, and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Enterprise Risk Management Board. The reinsurers on the authorized list and potential new markets are regularly reviewed, and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

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

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For more information refer to “Catastrophe Exposure Management” and “Natural Catastrophe Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for time value. In connection with these structured settlements, we carry reserves of $106 million, net of discount, at December 31, 2008.

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

For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information and discussions and negotiations with our insureds. While we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate as of December 31, 2008.

For more information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7 and Note 7 to the Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents for each balance sheet date over the period 1998-2008, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent payments from the net reserves. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2008, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the SEC. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 1999, in the following example.

The top two lines of the table show for successive balance sheet dates the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 1999, a reserve of $9.244 billion net of reinsurance had been established.

The upper (paid) triangulation presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2000 financial year, $2.717 billion of payments were made from the December 31, 1999, reserve balance established for liabilities incurred prior to the 2000 financial year. At the end of the 2008 financial year this block of liabilities had resulted in cumulative net payments of $7.495 billion.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 1999, are now estimated to be $10.789 billion, rather than the original estimate of $9.244 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as asbestos and environmental losses and other run-off liabilities covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $1.545 billion recognized in the nine years since December 31, 1999, $427 million relates to non-latent claims and $1.118 billion relates to latent claims. The deficiency of $1.545 billion was identified and recorded as follows; $16 million redundant in 2000, $4 million deficient in 2001, $526 million deficient in 2002, $155 million deficient in 2003, $875 million deficient in 2004, $120 million redundant in 2005, $41 million deficient in 2006, $28 million redundant in 2007 and $108 million deficient in 2008.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and therefore, should not be added together. In the last year, we have revised our estimate of the December 31, 1999, liabilities from $10.681 billion to $10.789 billion. This adverse development of $108 million will also be included in each column to the right of the December 31, 1999, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2000, to December 31, 2008.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2007, of $23.592 billion has, with the benefit of actual loss emergence and hindsight, been revised to $22.778 billion at December 31, 2008. This favorable movement of $814 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail within the “Prior Period Development” section of Item 7.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2008, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2008. For example, with respect to the gross unpaid loss and loss expenses of $16.713 billion for 1999, by

December 31, 2008, this gross liability was re-estimated to be $22.999 billion, resulting in the cumulative deficiency on the gross liability originally recorded for the 1999 balance sheet year of $6.286 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. The gross deficiency results in a net deficiency of $1.545 billion as a result of substantial reinsurance coverage that reduces the gross loss; approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to NICO.

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

On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. For 1998, the net unpaid losses and loss expenses are in respect of the annual period ending on September 30. We acquired Tarquin (a Lloyds managing agency) on July 9, 1998. On January 2, 1998, we acquired ACE US Holdings; on April 1, 1998, we acquired CAT Limited; on July 2, 1999, we acquired ACE INA (CIGNA’s P&C business) and on April 1, 2008 we acquired Combined Insurance. The unpaid loss information has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.

Analysis of Losses and Loss Expenses Development

	Years ended December 31
(in millions of U.S. dollars)	1998(1)	1999(1)	2000	2001	2002	2003	2004	2005	2006		2007	2008
Gross unpaid loss	$3,738	$16,713	$17,603	$20,941	$24,597	$27,083	$31,483	$35,055	$35,517		$37,112	$37,176
Net unpaid loss	2,677	9,244	9,437	10,617	11,988	14,674	17,517	20,458	22,008		23,592	24,241
Net paid (Cumulative) As Of:
1 year later	1,018	2,717	2,425	2,667	2,702	2,855	3,293	3,711	4,038	(2)	3,628
2 years later	1,480	4,119	3,850	4,640	4,379	4,878	5,483	6,487	6,356
3 years later	1,656	5,181	5,165	5,568	5,817	6,427	7,222	7,998
4 years later	1,813	6,217	5,515	6,688	7,009	7,819	8,066
5 years later	1,979	6,364	6,204	7,496	8,032	8,416
6 years later	2,041	6,880	6,638	8,014	8,390
7 years later	2,246	7,231	6,959	8,226
8 years later	2,300	7,448	7,036
9 years later	2,362	7,495
10 years later	2,398
Net Liability Re-estimated As Of:
End of year	$2,677	$9,244	$9,437	$10,617	$11,988	$14,674	$17,517	$20,458	$22,008		$23,592	$24,241
1 year later	2,752	9,228	9,596	11,344	12,170	15,221	17,624	20,446	21,791		22,778
2 years later	2,747	9,232	10,712	11,552	13,215	15,468	17,672	20,366	21,188
3 years later	2,722	9,758	10,417	12,541	13,477	15,732	17,649	19,926
4 years later	2,731	9,913	11,297	12,725	13,790	16,015	17,530
5 years later	2,715	10,788	11,231	12,880	14,152	16,086
6 years later	2,853	10,668	11,395	13,013	14,201
7 years later	2,723	10,709	11,419	13,099
8 years later	2,702	10,681	11,520
9 years later	2,679	10,789
10 years later	2,675
Cumulative redundancy/ (deficiency) on net unpaid	2	(1,545)	(2,083)	(2,482)	(2,213)	(1,412)	8	532	820		814
Cumulative deficiency related to A&E	(19)	(1,118)	(1,118)	(1,113)	(597)	(597)	(132)	(132)	(80)		(51)
Cumulative redundancy/ (deficiency) on net unpaid	21	(427)	(965)	(1,369)	(1,616)	(815)	140	664	900		865
Gross unpaid losses and loss expenses end of year	$3,738	$16,713	$17,603	$20,941	$24,597	$27,083	$31,483	$35,055	$35,517		$37,112	$37,176
Reinsurance recoverable on unpaid losses	1,061	7,469	8,166	10,324	12,609	12,409	13,966	14,597	13,509		13,520	12,935
Net unpaid losses and loss expenses	2,677	9,244	9,437	10,617	11,988	14,674	17,517	20,458	22,008		23,592	24,241
Gross liability re-estimated	4,262	22,999	24,128	28,343	29,526	30,692	32,011	33,804	34,414		35,912
Reinsurance recoverable on unpaid losses	1,587	12,210	12,608	15,244	15,325	14,606	14,481	13,878	13,226		13,134
Net liability re-estimated	2,675	10,789	11,520	13,099	14,201	16,086	17,530	19,926	21,188		22,778
Cumulative redundancy/ (deficiency) on gross unpaid losses	(524)	(6,286)	(6,525)	(7,402)	(4,929)	(3,609)	(528)	1,251	1,103		1,200

(1) The 1998 year is for the year ended September 30, 1998. The 1999 year is for the 15-month period ended December 31, 1999.

(2) This amount does not agree to the reconciliation of unpaid losses and loss expenses on the table below due to the accounting treatment of a novation of a retroactive assumed loss portfolio transfer from 2002 resulting in the elimination of the deferred asset of $79 million and the reduction of the related reserve.

Reconciliation of Unpaid Losses and Loss Expenses

	Years ended December 31
(in millions of U.S. dollars)	2008	2007	2006
Gross unpaid losses and loss expenses at beginning of year	$37,112	$35,517	$35,055
Reinsurance recoverable on unpaid losses	(13,520)	(13,509)	(14,597)
Net unpaid losses and loss expenses at beginning of year	23,592	22,008	20,458
Acquisition (sale) of subsidiaries	353	–	(472)
Total	23,945	22,008	19,986
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,417	7,568	7,082
Prior year	(814)	(217)	(12)
Total	7,603	7,351	7,070
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,699	1,975	1,748
Prior year	3,628	3,959	3,711
Total	6,327	5,934	5,459
Foreign currency revaluation and other	(980)	167	411
Net unpaid losses and loss expenses at end of year	24,241	23,592	22,008
Reinsurance recoverable on unpaid losses	12,935	13,520	13,509
Gross unpaid losses and loss expenses at end of year	$37,176	$37,112	$35,517

Net losses and loss expenses incurred for the year ended December 31, 2008, were $7.6 billion, compared with $7.4 billion and $7.1 billion in 2007 and 2006, respectively. Net losses and loss expenses incurred for 2008, 2007, and 2006 include $814 million, $217 million, and $12 million of net favorable prior period development, respectively. For more information, refer to the “Prior Period Development” section of Item 7.

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

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, refer to Note 4 to the Consolidated Financial Statements, under Item 8.

Regulation

Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which ACE operates are subject to change and are regularly monitored. The following is an overview discussion of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations

The Swiss Financial Market Supervisory Authority, which we refer to as “FINMA,” has the discretion to supervise our group activities. Under so-called “group supervision,” FINMA has the right to supervise the Company on a group-wide basis. The regulatory power of FINMA covers in particular the following areas:

• reporting on organization;

• reporting on structure;

• reporting on internal transactions;

• solvency;

• group/conglomerate report; and

• corporate governance/risk management/internal control system

In March 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. While we currently intend to operate within these parameters, we cannot assure you that our future business needs may not require that we exceed these parameters or that FINMA will not change these parameters or otherwise determine to exercise group supervision over us. The costs and administrative burdens of group supervision could be substantial. Late in 2008, we formed ACE Insurance (Switzerland) Limited which offers various insurance covers to small and mid-sized Swiss companies, as well as A&H solutions to individuals. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited, which we intend to operate as a provider of reinsurance to other ACE entities. Both new companies are licensed and governed by FINMA.

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

Our U.S. insurance subsidiaries are required to file detailed annual and quarterly reports with state insurance regulators in each of the states in which they do business. In addition, our U.S. insurance subsidiaries’ operations and financial records are subject to examination at regular intervals by state regulators.

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the oper-

ations, management, or financial condition of the insurers within the system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system; in addition, certain transactions may not be consummated without the department’s prior approval.

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

Our U.S. subsidiaries are also subject to the general laws of the states and other jurisdictions in which they do business. Beginning in 2004, ACE and its subsidiaries and affiliates received numerous subpoenas, interrogatories, and civil investigative demands in connection with certain investigations of insurance industry practices. These inquiries have been issued by a number of attorneys general, state departments of insurance, and other authorities, including the New York Attorney General (NYAG), the Pennsylvania Insurance Department, and the SEC. These inquiries seek information concerning underwriting practices and non-traditional or loss mitigation insurance products. To the extent they are ongoing, ACE is cooperating and will continue to cooperate with such inquiries. Information on the insurance industry investigations, including settlement agreements and related matters, is set forth in Note 10 to the Consolidated Financial Statements, under Item 8.

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

Other International Operations

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

ACE operates in some countries through subsidiaries and in some countries through branches of those subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain ACE companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, data privacy and protection program requirements, and foreign exchange controls. ACE’s international companies are also subject to multinational application of certain U.S. laws.

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

Business

The current recession and other adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our stock price.

Global market and economic conditions have been severely disrupted. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions, may be worsening, primarily through increases in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting there from. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

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

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as asbestos and environmental. At December 31, 2008, these A&E liabilities represented approximately eight percent of our liabilities for losses and loss expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants.

Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If the increase in loss reserves is large enough, we could incur a net loss and a reduction of our capital.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2008, we had $13.9 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

As part of the restructuring of INA Financial Corporation and its subsidiaries that occurred in 1996, Insurance Company of North America (INA) was divided into two separate corporations: an active insurance company that retained the INA name and continued to write P&C business and an inactive run-off company, now called Century Indemnity Company (Century). The

A&E exposures of substantially all of INA’s U.S. P&C companies, now our subsidiaries, were either allocated to Century (as a result of the restructuring) or reinsured to subsidiaries of Brandywine, primarily Century. Certain of our subsidiaries are primarily liable for A&E and other exposures they have reinsured to Century. As of December 31, 2008, the aggregate reinsurance balances ceded by our active subsidiaries to Century were $1.3 billion. Should Century experience adverse loss reserve development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure you that adverse development with respect to Century’s loss reserves, if manifested, will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century.

Our net income may be volatile because certain products offered by our Life business expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.

Our pricing and valuation of life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to market changes, mortality rates, morbidity rates, and policyholder behavior. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees, we assume the risk of guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GMIB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability. The reserve and fair value liability calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities. The reserve and fair value liability calculations are also affected by assumptions about policyholder mortality and changes in policyholder behavior, most significantly withdrawal and annuitization. Significant changes in behavior as a result of policyholder reactions to market or economic conditions could be material. ACE views our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward. Refer to the “Critical Accounting Estimates – Guaranteed minimum income benefits derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees”, under Item 7A for more information.

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

Acquisitions involve numerous risks, including operational, strategic and financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. For example, our 2008 acquisition of Combined Insurance resulted in our obtaining a large new sales force, creating new distribution channels for the Company. These changes to our distribution system may require management to divert its attention from other operational matters and could create new liabilities for us.

Financial Strength Ratings

A decline in our ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies’ opinions of our claims paying ability, are not evaluations directed to investors in our securities, and are not recommendations to buy, sell, or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these rating agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. If one or more of our ratings were downgraded, we could also incur higher borrowing costs, and our ability to access the capital markets could be impacted. Additionally, we could be required to post collateral or be faced with the cancellation of premium in certain circumstances. Refer to “Ratings”, under Item 7.

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

Many of our senior executives working in Bermuda, including our Chairman and Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, our Chief Actuary & Risk Officer, and our General Counsel, are not Bermudian. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of permanent resident’s certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The Bermuda government’s policy places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit may be issued with an expiry date that is one to five years later, and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.

Brokers and Customers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 13 percent and 9 percent, respectively, of our gross premiums written in the year ended December 31, 2008. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our reliance on brokers subjects us to credit risk.

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

Certain of our policies subject us to credit risk from customers.

We offer high-deductible policies which are primarily provided in the workers’ compensation and certain general liability protection lines of our business. Under the terms of these policies, our customers are responsible for a set dollar amount per claim and/or an aggregate amount for all covered claims before we are ultimately liable. However, we may be required under such policies to pay third party claimants directly and then seek reimbursement for losses within the deductible from our customers. This subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have a material adverse effect on our financial condition and results. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

Liquidity and Investments

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio could significantly decrease our book value, thereby affecting our ability to conduct business. The recent investment market volatility, stock market decline and increased credit spreads have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we experienced 4.0 billion of pre-tax realized and unrealized losses on our investment portfolio. Our investment portfolio was $39.7 at December 31, 2008.

Recent financial markets events create greater risks relating to impairment of investments.

As a part of our ongoing analysis of our investment portfolio, we are required to assess whether the debt and equity securities we hold for which we have recorded an unrealized loss have been “other than temporarily impaired”. Refer to Note 4 under Item 8 and our disclosure for details and results of our analysis. This analysis requires a high degree of judgment and requires us to make certain assessments about the potential for recovery of the assets we hold. The population of our investments in unrealized loss positions has dramatically increased as a result of recent disruption in the financial markets, which has increased the significance and potential impact of the judgments we have to make. A continued decline in relevant stock and other financial markets could adversely affect our net income and other financial results, and may result in additional impairments.

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

Interest rates are highly sensitive to many factors, including inflation, monetary and fiscal policies, and domestic and international political conditions. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates could have an adverse effect on our book value.

We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.

Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance. We may need to raise additional funds through financings or access funds through existing or new credit facilities. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time, and we might be forced to replace credit sources in a difficult market. Also recent consolidation in the banking industry could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to utilize assets otherwise available for our business operations, and our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

We may be required to post additional collateral because of changes in our reinsurance liabilities to U.S.-regulated insurance companies.

If our reinsurance liabilities increase, we may be required to post additional collateral for U.S.-based insurance company clients, if the ACE company providing the reinsurance is an unauthorized reinsurer for U.S. statutory purposes. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality, or otherwise secure adequate capital at an unattractive cost. This could adversely impact our net income, and liquidity and capital resources.

Our investment portfolio includes below investment-grade securities that have a higher degree of credit or default risk which could adversely affect our results of operations and financial condition.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. At December 31, 2008, below investment-grade securities comprised approximately 5 percent of our fixed income portfolio. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as the current recession), we may experience default losses in our portfolio. This may result in a reduction of net income and capital.

We could be adversely affected by a downgrade of the financial strength or financial enhancement ratings of Assured Guaranty Ltd. (AGO) or any of its insurance subsidiaries, and our net income may be volatile because AGO assumes credit derivatives which are marked-to-market quarterly.

AGO is a Bermuda-based holding company that provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. Our relationship with AGO is limited to our equity investment, which had a carrying value of $397 million, or $20.73 per share, compared with a market value of $218 million, or $11.40 per share, at December 31, 2008. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures or reinsurance agreements with AGO.

The ratings assigned by the major rating agencies to AGO and its insurance subsidiaries are subject to periodic review and may be downgraded by one or more of the rating agencies at any time. For example, in November 2008, Moody’s Investors Service downgraded the ratings of AGO and its insurance subsidiaries. Ratings downgrades have an adverse effect on AGO’s competitive position and its prospects for future business opportunities. A downgrade may also reduce the value of the reinsurance offered by AGO, which may no longer be of sufficient economic value to its customers to continue to cede to its subsidiaries at economically viable rates. In certain circumstances, a ratings downgrade may also entitle a ceding company to recapture business ceded to an AGO subsidiary or, alternatively, to retroactively increase cession commissions to an AGO subsidiary, either of which could result in a potentially significant negative impact to AGO earnings, and, therefore, our proportionate share thereof (21 percent at December 31, 2008).

AGO’s net income and, therefore, our proportionate share thereof, may be volatile because a portion of the credit risk AGO assumes is in the form of credit derivatives that are marked-to-market quarterly. Any event causing credit spreads on an underlying security referenced in a credit derivative in AGO’s portfolio either to widen or to tighten will affect the fair value of the credit derivative and may increase the volatility of AGO’s earnings and, therefore, our proportionate share thereof.

On November 14, 2008, Assured Guaranty Ltd. (AGO) announced a definitive agreement to purchase Financial Security Assurance, Inc. (FSA) from Dexia SA (Dexia) for a purchase price of $722 million. This transaction will be funded by $361 million in cash and 44,657,000 common shares of AGO. The acquisition is expected to close in March 2009. AGO will finance the cash portion of the acquisition with proceeds from a public equity offering to WL Ross & Co LLC (WLR) at a per share price between a floor of $6.00 and a ceiling of $8.50. EITF 08-6, Equity Method Investment Accounting Considerations, requires ACE to account for AGO’s issuance of shares, and resulting dilutive effect, as if we had sold a proportionate share of our investment. Assuming completion of the planned share issuances, ACE will no longer be deemed to exert significant influence over AGO and must account for our AGO investment as an available-for-sale equity security in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 requires that we then carry our AGO investment at fair value with any unrealized gains and losses reflected in other comprehensive income. Assuming AGO had completed its share issuances associated with the FSA acquisition on December 31, 2008, the application of FAS 115 would have reduced our book value by approximately $179 million.

Exchange Rates

Our operating results may be adversely affected by currency fluctuations.

Our functional currency is the U.S. dollar. Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, and the Canadian dollar. For the year ended December 31, 2008, approximately 7.8 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Regulatory and Other Governmental Developments

The regulatory regimes under which we operate, and potential changes thereto, could have an adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regu-

lations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have an adverse effect on our business.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, and certain finite-risk insurance products could adversely affect our business, results of operations, and financial condition.

Beginning in 2004, ACE received numerous regulatory inquiries, subpoenas, interrogatories, and civil investigative demands from regulatory authorities in connection with pending investigations of insurance industry practices. ACE is cooperating and will continue to cooperate with such inquiries. We cannot assure you that we will not receive any additional requests for information or subpoenas or what actions, if any, any of these governmental agencies will take as a result of these investigations. Additionally, at this time, we are unable to predict the potential effects, if any, that these actions may have upon the insurance and reinsurance markets and industry business practices or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could adversely affect our business, results of operations, and financial condition.

Current legislative activity relating to New York workers’ compensation surcharges and assessments could adversely affect our results of operations.

The New York legislature, as part of the 2009-10 State budget, is considering language that, if enacted, would require an insurer which (1) paid to the Workers’ Compensation Board various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) “has identified any funds collected but not paid to the workers’ compensation board, as measurable and available, as of November 1, 2008” to pay retroactive assessments to the Board. The language, and impact, of the proposed legislation is uncertain because it uses terms and dates that are not readily identifiable with respect to insurers’ statutory financial statements. Our understanding is that the legislation is intended to address certain inconsistencies in the New York State laws regulating the calculation of Workers’ Compensation assessments by insurance carriers and the remittance of those funds to the State. Although it is impossible to predict the outcome of the legislative process, we are confident that ACE has complied with the law in all respects. We have established a contingency based on our best estimate of the potential liability that could result from the enactment of the legislation or other events surrounding this topic, based on the facts and circumstances at this time. Such contingency may be increased or decreased as circumstances develop.

Events may result in political, regulatory, and industry initiatives which could adversely affect our business.

The insurance industry is affected by political, judicial, and legal developments that may create new and expanded theories of liability. Such changes may result in delays or cancellations of products and services by insurers and reinsurers, which could adversely affect our business. In addition, the current economic climate and, in the U.S., the change in presidential administration in January 2009 present additional uncertainties and risks relating to increased regulation and the potential for increased involvement of the U.S. and other governments in the financial services industry.

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage both in the U.S. and through industry initiatives in other countries. The Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2007 for seven years, through 2014.

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

The Swiss Financial Market Supervisory Authority, which we refer to as “FINMA,” has the discretion to supervise our group activities. Under so-called “group supervision,” FINMA has the right to supervise the Company on a group-wide basis. The regulatory power of FINMA covers in particular the following areas:

• reporting on organization;

• reporting on structure;

• reporting on internal transactions;

• solvency;

• group/conglomerate report; and

• corporate governance/risk management/internal control system

In March 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. While we currently intend to operate within these parameters, we cannot assure you that our future business needs may not require that we exceed these parameters or that FINMA will not change these parameters or otherwise determine to exercise group supervision over us. The costs and administrative burdens of such group supervision could be substantial.

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

In connection with our Continuation to Switzerland, we increased the par value of our shares; as of December 31, 2008, our par value is CHF 33.14 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital, which is not subject to Swiss withholding tax. See “Taxation – Shareholders may be subject to Swiss withholding taxes on the payment of dividends.”

Insurance and Reinsurance Markets

Competition in the insurance and reinsurance markets could reduce our margins.

Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our margins.

Insurance and reinsurance markets are historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

The insurance and reinsurance markets have historically been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium levels is often offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance markets significantly, as could periods of economic weakness (such as recession).

Charter Documents and Applicable Law

There are provisions in our charter documents that may reduce the voting rights of our Common Shares.

Our Articles of Association generally provide that shareholders have one vote for each Common Share held by them and are entitled to vote at all meetings of shareholders. However, the voting rights exercisable by a shareholder may be limited so that certain persons or groups are not deemed to hold 10 percent or more of the voting power conferred by our Common Shares. Under these provisions, some shareholders may have the ability to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of some shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership. Our Board of Directors may refuse to register holders of shares as shareholders with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own (as described in Articles 8 and 14 of our Articles of Association) or otherwise control voting rights with respect to 10 percent or more of the registered share capital recorded in the commercial register. In addition, the Board of Directors shall reject entry of holders of registered shares as shareholders with voting rights in the share register or shall decide on their deregistration when the acquirer or shareholder upon request does not expressly state that she/he has acquired or holds the shares in her/his own name and for her/his account.

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

To be able to exercise voting rights, registered holders of the shares must apply to us for enrollment in our share register (Aktienbuch) as shareholders with voting rights. Our Board of Directors may refuse to register holders of shares as shareholder with voting rights based on certain grounds, including if the holder would, directly or indirectly, formally, constructively or beneficially own (as described in Articles 8 and 14 of our Articles of Association) or otherwise control voting rights with respect to 10 percent or more of the registered share capital recorded in the commercial register.

We are required to declare and pay dividends in Swiss francs and any currency fluctuations between the U.S. dollar and Swiss francs will affect the dollar value of the dividends we pay.

Under Swiss corporate law, we are required to declare and pay dividends, including distributions through a reduction in par value, in Swiss francs. Dividend payments will be made by our transfer agent in U.S. dollars converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment date. As a result, under our current procedure shareholders are exposed to fluctuations in the U.S. dollar/Swiss franc exchange rate between the date used for purposes of calculating the Swiss franc amount of any proposed dividend or par value reduction and the relevant payment date.

Shareholder voting requirements under Swiss law may limit the Company’s flexibility with respect to certain aspects of capital management compared to what it had as a Cayman Islands company.

Swiss law allows our shareholders to authorize share capital which can be issued by our Board of Directors without shareholder approval but this authorization must be renewed by the shareholder every two years. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which our Board of Directors previously had authority. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on the Company, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

Taxation

Shareholders may be subject to Swiss withholding taxes on the payment of dividends.

Our dividends will generally be subject to a Swiss federal withholding tax at a rate of 35 percent. The withholding tax must be withheld from the gross distribution, and be paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “US-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15 percent treaty rate (or for a full refund in the case of qualifying retirement arrangements). Payment of a dividend in the form of a par value reduction or qualifying paid-in capital reduction is not subject to Swiss withholding tax. In connection with and prior to the Company’s Continuation to Switzerland, we increased the par value of each share to CHF 33.74 (at December 31, 2008, the par value of the Common Shares was CHF 33.14 following two quarterly par value reductions in the amount of CHF 0.30). We have already begun, and currently intend to continue, subject to the requirements of our business and applicable law, to recommend to shareholders that dividends be paid in the form of a reduction of our par value or qualifying paid-in capital. We estimate we would be able to pay dividends in the form of a reduction of par value or qualifying paid-in capital, and thus exempt from Swiss withholding tax, for approximately 15-20 years after the Continuation. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, increases/decreases in par value or qualifying paid-in capital, or changes or new interpretations to Swiss tax law or regulations. However, there can be no assurance that our shareholders will approve a reduction in par value or qualifying paid-in capital each year, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future.

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

ACE Limited, our Bermuda-based management and holding company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and your investment.

ACE Limited, ACE Group Management & Holdings Ltd. and our non-U.S. subsidiaries, including ACE Bermuda Insurance Ltd., and ACE Tempest Life Reinsurance Ltd., operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that any of ACE Limited or its non-U.S. subsidiaries is/are engaged in a trade or business in the United States. If ACE Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be adversely affected.

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

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power, and other factors, no U.S. person or U.S. partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our subpart F income in income under the CFC rules of US tax law. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case your investment could be adversely affected if you own 10 percent or more of ACE Limited’s stock.

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

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, companion bills are expected to be introduced in the House of Representatives and the Senate during the 111th Congress that began recently, that would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies impossible regardless of whether or not it is properly priced under the internationally accepted arms-length standard. If enacted, such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

ITEM 1B.	Unresolved Staff Comments

There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2.	Properties

We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia, and the Far East. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda and Philadelphia, U.S. Management considers its office facilities suitable and adequate for the current level of operations.

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

More information relating to legal proceedings is set forth in Note 10 f) to the Consolidated Financial Statements, under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions, and business experience of the executive officers of ACE Limited.

Name	Age	Position
Evan G. Greenberg	54	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	44	Chief Executive Officer, ACE Overseas General
Brian E. Dowd	46	Chief Executive Officer, Insurance – North America
Philip V. Bancroft	49	Chief Financial Officer
Robert F. Cusumano	52	General Counsel and Secretary
Paul B. Medini	51	Chief Accounting Officer

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

(a) Our Common Shares (previous to the Continuation, known as Ordinary Shares), with a current par value of CHF 33.14 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2008		2007
	High	Low	High	Low
Quarter ending March 31	$61.65	$53.66	$60.35	$53.22
Quarter ending June 30	$62.67	$55.06	$62.54	$57.21
Quarter ending September 30	$66.00	$45.30	$63.97	$54.23
Quarter ending December 31	$57.36	$37.97	$63.33	$56.83

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 24, 2009 was $38.81.

(b) The approximate number of record holders of Common Shares as of February 24, 2009 was 3,524.

(c) The following table represents (in U.S. dollars) dividends paid per Share to shareholders of record on each of the following dates:

Shareholders of Record as of:		Shareholders of Record as of:
March 31, 2008	$0.27	March 30, 2007	$0.25
June 30, 2008	$0.29	June 29, 2007	$0.27
September 30, 2008*	$0.26	September 30, 2007	$0.27
December 17, 2008*	$0.27	December 31, 2007	$0.27

* The payments to shareholders of record on September 30, 2008, and December 17, 2008, are the U.S. dollar equivalent of CHF 0.30 converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment dates.

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

(d) The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended December 31, 2008:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
October 1, 2008 through October 31, 2008	2,068	$53.61	–	$250 million
November 1, 2008 through November 30, 2008	1,098	$57.36	–	$250 million
December 1, 2008 through December 31, 2008	6,176	$46.01	–	$250 million
Total	9,342			$250 million

* For the three months ended December 31, 2008, this column represents the surrender to the Company of 9,342 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

** As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities including Common Shares, up to $250 million. At December 31, 2008, this authorization had not been utilized.

(e) Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s Common Shares from December 31, 2003, through December 31, 2008, as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The chart depicts the value on December 31, 2004, 2005, 2006, 2007, and 2008, of a $100 investment made on December 31, 2003, with all dividends reinvested.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions of U.S. dollars, except share, per share data, and selected data)	2008	2007	2006	2005	2004
Operations data:
Net premiums earned	$13,203	$12,297	$11,825	$11,748	$11,110
Net investment income	2,062	1,918	1,601	1,264	1,013
Net realized gains (losses)	(1,633)	(61)	(98)	76	197
Losses and loss expenses	7,603	7,351	7,070	8,571	7,690
Life and annuity benefits	399	168	123	143	175
Policy acquisition costs and administrative expenses	3,872	3,226	3,171	2,924	2,824
Interest expense	230	175	176	174	183
Other (income) expense	(39)	81	(35)	(25)	9
Income tax expense	370	575	522	273	286
Income before cumulative effect	1,197	2,578	2,301	1,028	1,153
Cumulative effect of a change in accounting principle (net of income tax)	–	–	4	–	–
Net income	1,197	2,578	2,305	1,028	1,153
Dividends on Preferred Shares	(24)	(45)	(45)	(45)	(45)
Net income available to holders of Common Shares	$1,173	$2,533	$2,260	$983	$1,108
Diluted earnings per share before cumulative effect of a change in accounting principle	$3.53	$7.66	$6.90	$3.31	$3.88
Diluted earnings per share(1)	$3.53	$7.66	$6.91	$3.31	$3.88
Balance sheet data (at end of period):
Total investments	$39,715	$41,779	$36,601	$31,842	$26,925
Cash	867	510	565	512	498
Total assets	72,057	72,090	67,135	62,440	56,183
Net unpaid losses and loss expenses	24,241	23,592	22,008	20,458	17,517
Net future policy benefits for life and annuity contracts	2,645	537	508	510	494
Long-term debt	2,806	1,811	1,560	1,811	1,849
Trust preferred securities	309	309	309	309	412
Total liabilities	57,611	55,413	52,857	50,628	46,338
Shareholders’ equity	14,446	16,677	14,278	11,812	9,845
Book value per share	$43.30	$48.89	$42.03	$34.81	$32.65
Selected data
Loss and loss expense ratio(2)	60.6%	61.6%	61.2%	74.5%	70.7%
Underwriting and administrative expense ratio(3)	29.0%	26.3%	26.9%	25.0%	25.6%
Combined ratio(4)	89.6%	87.9%	88.1%	99.5%	96.3%
Net loss reserves to capital and surplus ratio(5)	186.1%	144.7%	157.7%	177.5%	182.9%
Weighted average shares outstanding – diluted	332,481,627	330,447,721	327,232,022	297,299,883	285,485,472
Cash dividends per share	$1.09	$1.06	$0.98	$0.90	$0.82

(1) Diluted earnings per share is calculated by dividing net income available to holders of Common Shares by weighted average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding life insurance and reinsurance premiums. Net premiums earned for life insurance and reinsurance were $1,170 million, $368 million, $274 million, $248 million, and $226 million, for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8 of this Form 10-K.

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain significant operations in Bermuda. ACE Limited, which is now headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the property and casualty (P&C) insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products – such as personal accident, supplemental health and life insurance – to individuals in select countries. Our reinsurance operations include both P&C and life companies. At December 31, 2008, ACE had total assets of approximately $72 billion and shareholders’ equity of approximately $14 billion.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. We invest in equity securities in the U.S. and international markets. A small portion of our assets are held in less liquid or higher risk assets in an attempt to achieve higher risk-adjusted returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity and Capital Resources”.

Redomestication to Zurich, Switzerland

In July 2008, our shareholders approved proposals submitted by our Board of Directors to transfer our domicile from the Cayman Islands to Zurich, in Switzerland, our new jurisdiction of incorporation (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss law. In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. All Common Shares are registered shares with a current par value of CHF 33.14 each.

Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting and functional currency for preparing our Consolidated Financial Statements. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. Refer to “Liquidity and Capital Resources” below and Note 12 to our Consolidated Financial Statements, under Item 8 for more information.

The Combined Insurance Acquisition

On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance and certain of its subsidiaries from Aon Corporation for $2.56 billion. Combined Insurance, founded in 1919 is headquartered in Glenview, Illinois, and is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined Insurance serves close to four million policyholders worldwide. This acquisition has diversified our accident and health (A&H) distribution capabilities by adding a significant agent base, while almost doubling our A&H franchise. We believe this will provide significant long-term growth opportunities.

Our A&H operations have represented an increasing portion of our business in recent years. Within our A&H operations (including Combined Insurance), our primary business is personal accident. We are not in the primary health care business. Our products include, but are not limited to, accidental death, accidental disability, supplemental medical, hospital indemnity, and income protection coverages. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are, therefore, insulated from rising health care costs. ACE recorded the Combined Insurance acquisition using the purchase method of accounting. The interim Consolidated Financial Statements include the results of Combined Insurance beginning April 1, 2008. The acquisition generated $928 million of goodwill and other intangible assets, based on ACE’s purchase price allocation. Results from Combined Insurance’s North American operations are included in ACE’s Life Insurance and Reinsurance segment as the products are similar to our current life operations. The results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment as the products have similar economic characteristics and are distributed outside of the North American insurance markets. Refer to Note 3 to our Consolidated Financial Statements, under Item 8 for more information.

Market Conditions

The property and casualty insurance industry began 2008 with excess underwriting capacity, as defined by availability of capital. Since then, natural catastrophes and financial market losses have destroyed a great deal of this excess capital. Additionally, downgrades and government ownership have impaired the ability of a number of companies to deploy their capital and operate in the same manner as they have in the past.

The P&C underwriting environment, particularly rates, improved during the fourth quarter of 2008 and into the first quarter of 2009. This trend was more obvious in certain specialty and stressed classes. The rate of change varies by territory, where the greatest improvements have been in North America, followed by the London company market, Australia, and Latin America. We believe that due to our strong balance sheet, geographic presence, and product breadth, we are beginning to benefit from a flight to quality and where rate is adequate, we are writing more business, improving our position on accounts, and gaining market share. Where rate is not adequate, we are walking away and in some classes, continuing to shed business. While the relationship between rates to risk-exposure is improving, exposure is declining due to recession, resulting in improved underwriting margins but not necessarily more premium.

In North America, we are seeing substantially more opportunity to quote business as a result of market turmoil. Submissions are up significantly, though our quote-to-close ratios have dropped modestly given our pricing discipline. In those lines where rate is adequate, we are benefiting from the weakness of others by improving our position on accounts, moving into primary lead or first excess position – for example, in excess casualty, directors and officers’ liability (D&O), environmental and medical liability. We are also gaining new business in certain lines where we already enjoy a strong lead position such as our E&O business and risk management division. There are also classes where our retention rates and new business writings are being negatively impacted by continued inadequate pricing such as both large account and catastrophe-exposed property, E&S casualty, and due to recession, construction-related business. Our international business has also seen improvement – in the fourth quarter of 2008, our P&C business in original currency experienced its best quarter of the year, increasing six percent over the third quarter, while A&H was up 15 percent over the same period. We deliberately shrank our reinsurance business in 2008, due to the competitive market conditions. However, during the first quarter of 2009, Global Reinsurance experienced improved pricing in many classes, and although U.S. casualty remains competitive, we gained revenue from improved signings due to competitor weakness and more clients looking for a reinsurance solution to solve a capital need. In reinsurance, we are noticing more clients willing to pay more – though in most cases not dramatically more – to have ACE on their program.

Although, the relationship between rates and risk-exposure is improving and rates are improving, we cannot predict with any certainty how long these conditions will continue. We believe that the current recession is impacting exposures and client’s insurance budgets and this along with foreign exchange weakness relative to the U.S. dollar, will negatively impact growth rates in 2009.

We are continuing to invest in people and infrastructure to grow our presence in lines of businesses globally where we see an opportunity for ACE to grow market share at reasonable terms. We are also continuing to invest in our enterprise risk management capability, our systems and data environment, and our research and development capabilities.

Critical Accounting Estimates

Our Consolidated Financial Statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our Consolidated Financial Statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

• unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves;

• future policy benefits reserves;

• valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;

• the assessment of risk transfer for certain structured insurance and reinsurance contracts;

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

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). The reserves provide for liabilities that exist for the Company as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At December 31, 2008, our gross unpaid loss and loss expense reserves were $37.2 billion and our net unpaid loss and loss expense reserves were $24.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry reserves of $106 million (net of discount).

The table below presents a roll-forward of our unpaid losses and loss expenses for the indicated periods.

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable	Net Losses
Balance at December 31, 2006	$35,517	$13,509	$22,008
Losses and loss expenses incurred	10,831	3,480	7,351
Losses and loss expenses paid	(9,516)	(3,582)	(5,934)
Other (including foreign exchange revaluation)	280	113	167
Balance at December 31, 2007	37,112	13,520	23,592
Losses and loss expenses incurred	10,944	3,341	7,603
Losses and loss expenses paid	(9,899)	(3,572)	(6,327)
Other (including foreign exchange revaluation)	(1,367)	(387)	(980)
Losses and loss expenses acquired	386	33	353
Balance at December 31, 2008	$37,176	$12,935	$24,241

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at December 31, 2008 and 2007.

	2008			2007
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,583	$6,539	$10,044	$15,625	$6,077	$9,548
IBNR	20,593	6,396	14,197	21,487	7,443	14,044
Total	$37,176	$12,935	$24,241	$37,112	$13,520	$23,592

The following table segregates the loss reserves by line of business including property and all other, casualty, and personal accident (A&H) at December 31, 2008 and 2007. In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses. For certain lines, in particular ACE International and ACE Bermuda products, loss adjustment expenses are partially included in IBNR and partially included in loss expenses.

	2008			2007
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$3,180	$1,367	$1,813	$2,901	$1,256	$1,645
Loss expenses	264	92	172	230	55	175
IBNR	2,456	1,084	1,372	2,824	1,095	1,729
Subtotal	5,900	2,543	3,357	5,955	2,406	3,549
Casualty
Case reserves	8,700	3,178	5,522	8,747	3,150	5,597
Loss expenses	3,871	1,779	2,092	3,348	1,544	1,804
IBNR	17,455	5,144	12,311	18,070	6,193	11,877
Subtotal	30,026	10,101	19,925	30,165	10,887	19,278
A&H
Case reserves	536	121	415	370	68	302
Loss expenses	32	2	30	29	4	25
IBNR	682	168	514	593	155	438
Subtotal	1,250	291	959	992	227	765
Total
Case reserves	12,416	4,666	7,750	12,018	4,474	7,544
Loss expenses	4,167	1,873	2,294	3,607	1,603	2,004
IBNR	20,593	6,396	14,197	21,487	7,443	14,044
Total	$37,176	$12,935	$24,241	$37,112	$13,520	$23,592

The judgments used to estimate unpaid loss and loss expense reserves require different considerations depending upon the individual circumstances underlying the insured loss. For example, the reserves established for high excess casualty claims, A&E claims, claims from major catastrophic events, or the IBNR for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. The potential for variation in loss reserves is impacted by numerous factors, which we discuss below.

We establish loss and loss expense reserves for our liabilities from claims for all of the insurance and reinsurance business that we write. For those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, our claims personnel establish case reserves as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. In respect of those claims that have been incurred but not reported prior to the balance sheet date, there is by definition limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance’s claims department (refer to “Assumed reinsurance” below).

We have actuarial staff within each of our operating segments who analyze loss reserves and regularly project estimates of ultimate losses and the required IBNR reserve. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of expected claims for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may involve the use and interpretation of various actuarial projection methods that place reliance on the extrapolation of actual historical data, loss development patterns and industry data as needed. The estimate of the IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary, qualitative, and subjective factors. Among some of the factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, reported and projected loss trends, inflation, legal environment, and the terms and conditions of the contracts sold to our insured parties.

Typically, for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses, and from these estimates a single actuarial central estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims, and actuarial analysis and judgment (for example, A&E account projections or high excess casualty accounts in litigation) or product lines where the nature of the claims experience and / or availability of the data prevent application of such methods. In addition, claims arising from catastrophic events require evaluation based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact that do not utilize standard actuarial loss projection methods.

The standard actuarial reserving methods may include, but are not necessarily limited to, paid and reported loss development, expected loss ratio, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short and long-tail business, reference is also made where appropriate to how consideration in method selection impacted 2008 results. In addition to these standard methods, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, the historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may group product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or origin year), project losses for these homogenous groups and then combine these results to provide the overall product line estimate. The premium and loss data is aggregated by origin year (e.g., the year in which the losses were incurred or “accident year”) and annual or quarterly development periods subsequent to the origin year. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the expected loss ratio for each origin year (i.e., accident, report, or underwriting) and second, the pattern by which losses are expected to emerge over time for each origin year.

The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for intervening premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations for the product line and external environment as noted above. For the more recent origin years, the expected loss ratio for a given origin year is established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to warrant consideration in the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions such as loss trend or premium rate changes differ from the original assumptions.

Our assumed paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within ACE. This typically arises for product lines that are relatively immature or for high severity/low frequency portfolios where our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the assumed loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods magnify differences between actual and expected loss emergence. These methods tend to be utilized for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

The Bornhuetter-Ferguson method is essentially a combination of the expected loss ratio method and the loss development method, under which the loss development method is given more weight as the origin year matures. This approach allows a logical transition between the expected loss ratio method which is generally utilized at earlier maturities and the loss development methods which are typically utilized at latter maturities. We usually apply this method using reported loss data although paid data may be used.

The applicability of actuarial methods will also be impacted by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary or working layer reinsurance, the experience tends to be more frequency driven. These product types allow for the standard actuarial methods to be used in determining loss reserve levels, as they often have a sufficient history and volume of claims experience to be credible. In the case of high attachment points typical of excess insurance or excess of loss reinsurance, the experience tends to be severity driven, as only a loss of significant size will enter the layer. For structured or unique contracts, most common to the financial solutions business (which we have considerably curtailed) and, to a lesser extent, our reinsurance business, we typically supplement the standard actuarial methods with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers.

Our recorded reserves represent management’s best estimate of the provision for unpaid claims as of the balance sheet date. We perform an actuarial reserve review for each product line and establish an actuarial central estimate at the review’s conclusion. The process to select the actuarial central estimate, when more than one estimate is available, may differ across product lines. For example, an actuary may base the central estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates by different projection techniques will depend upon the product line, the underwriting circumstances, and the maturity of the loss emergence. For a well-established product line with sufficient volume and history, the actuarial central estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods. However, for a new long-tail product line for which we have limited data and experience or a rapidly growing line, the emerging loss experience may not have sufficient credibility to allow selection of loss development or Bornhuetter-Ferguson methods and reliance may be placed upon the expected loss ratio method until the experience matures.

Management’s best estimate is developed from the actuarial central estimate after collaboration with actuaries, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and senior management and has the responsibility for finalizing and approving the estimate to be used as management's best estimate. Reserves are further reviewed by ACE Limited’s Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to be the best estimate of ultimate loss settlements and is determined based on several factors including, but not limited to:

• Segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

• Extent of internal historical loss data, and industry information where required;

• Historical variability of loss estimates compared with actual loss experience;

• Perceived credibility of emerged loss experience; and

• Nature and extent of underlying assumptions.

Management does not build in any specific provision for uncertainty.

We do not calculate a range of loss reserve estimates for our individual loss reserve studies. Ranges are not necessarily a true reflection of the potential difference between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual prior period development reported in subsequent Consolidated Financial Statements relates in part to events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management’s best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.2 billion and represents eight percent of shareholders’ equity at December 31, 2008. Historically, including A&E reserve charges, our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expense Development” under Item 1 for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

We perform internal loss reserve studies for all product lines at least once a year; the timing of such studies varies throughout the year. Additionally, each quarter for most product lines, we review the emergence of actual losses relative to expectations. If warranted from findings in loss emergence tests, we will accelerate the timing of our product line reserve studies. Finally, loss reserve studies are performed annually by external third-parties and the findings are used to test the reasonability of our internal findings.

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

Short-tail business

Short-tail business generally describes product lines for which losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull, and automobile physical damage policies that are written by ACE. There are some exceptions on certain product lines or events (e.g., major hurricanes) where the event has occurred, but the final settlement amount is highly variable and not known with certainty for a potentially lengthy period. Due to the short reporting development pattern for these product lines, our estimate of ultimate losses from any particular accident period responds quickly to the latest loss data. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves the determination by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

For the 2008 origin year, the short-tail line loss reserves were typically established using the expected loss ratio method for the non-catastrophe exposures. Reserves were also established for losses arising on catastrophe activity during 2008. The underlying calculation for the non-catastrophe losses requires initial expected loss ratios by product line adjusted for actual experience during the 2008 calendar year. As previously noted, the derivation of initial loss ratios incorporates actuarial projections of prior years’ losses, past and future loss and exposure trends, rate adequacy for new and renewal business, and ceded reinsurance coverage and costs. We also considered our view of the impact of terms and conditions and the market environment, which by their nature tend to be more judgmental relative to other factors. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years. Because there is some degree of random volatility of non-catastrophe loss experience from year to year, we considered average loss experience over several years when developing loss estimates for the current accident year. Therefore, while there has been favorable loss development in recent years on non-catastrophe exposures, the effect of this favorable development on expected loss ratios for the current accident year is relatively small. Further, other considerations, such as rate reductions and broadening of terms and conditions in a competitive market somewhat offset the impact of recent favorable loss development.

In terms of prior accident years, the bulk of the changes made in the 2008 calendar year arose from the 2006 and 2007 accident years. Specifically, the Insurance – North American, Insurance – Overseas General, and Global Reinsurance segments experienced $220 million, $173 million, and $142 million of favorable development, respectively, primarily due to lower than anticipated loss emergence on the 2006 and 2007 accident years. In the Insurance – North American and Insurance – Overseas General segments, these prior period movements were primarily the result of changes to the ultimate loss estimates for the 2006 and 2007 accident years in response to the latest reported loss data rather than any significant changes to underlying actuarial assumptions such as loss development patterns. In the Global Reinsurance segment, the prior period movements were primarily the result of changes to the ultimate loss estimates for the 2003-2005 accident years that resulted from a detailed review. The changes to the ultimate losses were principally related to recognition of the latest reported loss data rather than any significant changes to underlying actuarial assumptions such as loss development patterns.

For a detailed analysis of changes in assumptions related to prior accident year reserves during calendar year 2008, refer to “Prior Period Development”.

Long-tail business

Long-tail business describes lines of business for which specific losses may not be known for some period and claims can take significant time to emerge. This includes most casualty lines such as general liability, D&O, and workers’ compensation. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

• Our historical loss data and experience is often too immature and lacking in credibility to rely upon for reserving purposes. Where this is the case, in our reserve analysis we rely on industry loss ratios or industry benchmark development patterns that we believe reflect the nature and coverage of the underwritten business and its future development, where available. For such product lines, actual loss experience may differ from industry loss statistics as well as loss experience for previous underwriting years;

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

• The inherent uncertainty of assuming that historical paid and reported loss development patterns for older origin years will be representative of subsequent loss emergence on recent origin years. For example, changes over time in the processes and procedures for establishing case reserves can distort reported loss development patterns or changes in ceded reinsurance structures by origin year can distort the development of paid and reported losses;

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

As can be seen from the above, various factors are considered when determining appropriate data, assumptions, and methods used to establish the loss reserve for the long-tail product lines. These factors will also vary by origin year for given product lines. The derivation of loss development patterns from data and the selection of a tail factor to project ultimate losses from actual loss emergence require considerable judgment, particularly with respect to the extent to which historical loss experience is relied upon to support changes in key reserving assumptions. Examples of the relationship between changes in historical loss experience and key reserving assumptions are provided below.

For those long-tail product lines that are less claim frequency and more claim severity oriented, such as professional lines and high excess casualty, we placed more reliance upon expert legal and claims review of the specific circumstance underlying reported cases rather than loss development patterns. The assumptions used for these lines of business are updated over time to reflect new claim and legal advice judged to be of significance.

For the 2008 origin year, loss reserves were typically established through the application of individual product line expected loss ratios that contemplated assumptions similar in nature to those noted in the short-tail line discussion. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length of history and homogeneity afford credibility. Given the recent growth on a number of product lines, such as general casualty and financial lines, our historical loss data is less extensive and our assumptions require judgmental use of industry loss trends and development patterns. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2008 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines. While recent experience has generally been favorable relative to our expectations, we do not yet believe that this favorable experience is sufficiently credible for us to consider moving to loss-based projection methods in setting reserves for the more recent years.

Given the nature of long-tail casualty business and related reserving considerations, for the major long-tail lines in Insurance – North American, Insurance – Overseas General, and Global Reinsurance, no changes of significance were made to the key actuarial assumptions for the loss trend (aside from changes to inflation assumptions), exposure trend, and loss development patterns used to establish the 2008 accident year reserves relative to prior accident years.

To the extent that actual loss emergence in calendar year 2008 differed from our expectation for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to alter either our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. However, for some product lines, credibility was assigned to emerging loss experience and this is discussed further below and in the section entitled “Prior Period Development”. For the 2007 and 2008 origin years, our best estimate reflects what we believe to be our exposure to credit-crunch related claims (primarily E&O and D&O) based on information received to date.

For more mature accident years, typically 2004 and prior, we relied upon paid and reported loss development patterns for older origin years where sufficient credibility existed. For those lines where the historical experience lacked credibility, we placed reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). Accordingly, the assumptions used to project loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible.

In contrast to short-tail lines, the prior period development in 2008 for long-tail lines of business arose across a number of accident years in the Insurance – North American and Insurance – Overseas General segments, typically in more mature origin years. The movements were generally the result of actual loss emergence in calendar year 2008 that differed notably from the expected loss emergence and where such deviations were deemed significant enough to warrant revising the projections for certain product lines. The nature of the changes to the assumptions in 2008, and the associated impact on the prior accident years, varies by product line. For example, in Insurance – North American the changes to recorded estimates for national account casualty lines, medical risk lines, and Canada P&C operations involved assigning greater credibility to actual loss experience; i.e. more weight was given to paid and reported loss development and Bornhuetter-Ferguson methods rather than the expected loss ratio methods mainly on accident years 2005 and prior. This resulted in $32 million, $46 million, and $51 million of favorable development, respectively. Similarly, for the ACE International division within Insurance – Overseas General, there was $159 million of favorable development mainly on accident years 2005 and prior as more weight was given to paid and reported loss development and Bornhuetter-Ferguson methods rather than the expected loss ratio methods.

For a detailed analysis of changes in assumptions related to prior accident year reserves during calendar year 2008, refer to “Prior Period Development”.

While we believe that our reserve for unpaid losses and loss expenses at December 31, 2008, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses significantly greater or less than the reserve provided, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples shown below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American

Given the long reporting and paid development patterns, the tail factors used to project actual current losses to ultimate losses for claims covered by our inactive middle market workers’ compensation business requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, when applying the paid loss development method, a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $45 million, either positively or negatively, for the projected net loss and loss expense reserves. This is relative to recorded net loss and loss expense reserves of approximately $270 million.

Our ACE Bermuda operations write predominantly high excess liability coverage on an occurrence-first-reported basis (typically with attachment points in excess of $300 million and gross limits of $150 million or less) and D&O and other professional liability coverage on a claims-made basis (typically with attachment points in excess of $100 million and gross limits of $50 million or less). Claims development for this business can vary significantly for individual claims and historically could vary by as much as $50 million per claim for professional liability and $150 million per claim for excess liability depending on the nature of the loss.

Insurance – Overseas General

Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening by six months of our selected loss development patterns would increase reserve estimates on long-tail casualty and professional lines for accident years 2000-2006 by approximately $254 million. This movement is relative to recorded net loss and loss expense reserves of approximately $1.7 billion for these years.

Global Reinsurance

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected net losses and loss expenses ultimate. For example, a twenty percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $217 million. This movement is relative to recorded net loss and loss expense reserves of approximately $1.5 billion.

Assumed reinsurance

At December 31, 2008, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.5 billion, consisting of $836 million of case reserves and $1.7 billion of IBNR. In comparison, at December 31, 2007, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.6 billion, consisting of $740 million of case reserves and $1.9 billion of IBNR.

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

• Typically, a lag exists between the reporting of a loss event to a ceding company and its reporting to us as a reinsurance claim. The use of a broker to transmit financial information from a ceding company to us increases the reporting lag. Because most of our reinsurance business is produced by brokers, ceding companies generally first submit claim and other financial information to brokers, who then report the proportionate share of such information to each reinsurer of a particular treaty. The reporting lag generally results in a longer period of time between the date a claim is incurred and the date a claim is reported compared with direct insurance operations. Therefore, the risk of delayed recognition of loss reserve development is higher for assumed reinsurance than for direct insurance lines; and

• The historical claims data for a particular reinsurance contract can be limited relative to our insurance business in that there may be less historical information available. Further, for certain coverages or products, such as excess of loss contracts, there may be relatively few expected claims in a particular year so the actual number of claims may be susceptible to significant variability. In such cases, the actuary often relies on industry data from several recognized sources.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring). At December 31, 2008, the case reserves reported to us by our ceding companies were $811 million, compared with the $836 million we recorded. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

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

During 2008, we conducted an internal, ground-up review of our consolidated A&E liabilities as of December 31, 2007. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. As a result of our internal review, we increased our net loss reserves for the Brandywine operations, including A&E, by $65 million, while the gross loss reserves increased by $143 million. The conclusions of the external review provided estimates of ultimate net Brandywine liabilities that are little changed from a comparable study in 2006. We also decreased our net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million, while the gross loss reserves decreased by $10 million. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

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

Future policy benefits reserves

We issue contracts in our Insurance – Overseas General and Life Insurance and Reinsurance segments that are classified as long-duration. These contracts generally include accident and supplemental health products, term and whole life products, and endowment products. We establish reserves for contracts determined to be long-duration based on approved actuarial methods that include assumptions related to expenses, mortality, morbidity, persistency, and investment yields with a factor for adverse deviation. These assumptions are “locked in” at the inception of the contract. The future policy benefit reserve balance is regularly evaluated for a premium deficiency.

As part of purchase accounting related to the Combined Insurance acquisition, we applied fair value accounting to the future policy benefit reserves acquired. An additional liability resulted primarily as a result of using current interest rates and an adjusted risk margin. We applied this fair value adjustment by essentially “unlocking” the future policy benefit reserves and then “locking in” the new assumptions which will be subject to the same premium deficiency analysis as the original reserves.

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA

As part of the Combined Insurance acquisition, we established an intangible asset related to VOBA. The valuation of VOBA is derived from similar assumptions to those used to establish the associated future policy benefit reserve. The most significant input in this calculation is the discount rate used to present value the net cash flows. We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively DAC) over the estimated life of the contracts in proportion to premium revenue recognized. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions. DAC is tested along with the future policy benefit reserves regularly for premium deficiencies of which we have not identified any significant deficiencies.

Risk transfer

In the ordinary course of business, we both purchase (or cede) and sell (or assume) reinsurance protection. In 2002, as a matter of policy, we discontinued the purchase of all finite reinsurance contracts. For both ceded and assumed reinsurance, risk transfer requirements must be met in order to use reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must demonstrate that a significant loss is reasonably possible, such as a scenario in which the ratio of the net present value of losses divided by the net present value of premiums equals or exceeds 110 percent. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer’s risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

To ensure risk transfer requirements are routinely assessed, qualitative and quantitative risk transfer analyses and memoranda supporting risk transfer are developed by underwriters for all structured products. We have established protocols for structured products that include criteria triggering an accounting review of the contract prior to quoting. If any criterion is triggered, a contract must be reviewed by a committee established by each of our operating segments with reporting oversight, including peer review, from our global Structured Transaction Review Committee.

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

With respect to assumed reinsurance and insurance contracts, products giving rise to judgments regarding risk transfer were primarily sold by our financial solutions business. Although we have significantly curtailed writing financial solutions business, several contracts remain in-force and principally include multi-year retrospectively-rated contracts and loss portfolio transfers. Because transfer of insurance risk is generally a primary client motivation for purchasing these products, relatively few insurance and reinsurance contracts have historically been written for which we concluded that risk transfer criteria had not been met. For certain insurance contracts that have been reported as deposits, the insured desired to self-insure a risk but was required, legally or otherwise, to purchase insurance so that claimants would be protected by a licensed insurance company in the event of non-payment from the insured.

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $363 million of net premiums earned in 2008, comprised of $250 million of first dollar quota share treaties and $113 million of excess quota share treaties), a small portion of which are categorized as structured products. Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner and a profit sharing provision.

Reinsurance recoverable on losses and loss expenses

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses and is presented net of a provision for uncollectible reinsurance. The provision for uncollectible reinsurance is determined based upon a review of the financial condition of the reinsurers and other factors. Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable or unwilling to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts subject to the terms of the reinsurance contracts.

The recognition of reinsurance recoverable requires two key judgments. The first judgment involves our estimation based on the amount of gross reserves and the percentage of that amount which may be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and, consequently, this estimation is subject to similar risks and uncertainties as the estimation of gross reserves. Refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”. The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a provision that reduces the reinsurance recoverable asset and, in turn, shareholders’ equity. Changes in the provision for uncollectible reinsurance are reflected in net income.

Although the contractual obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future, and the duration of our recoverables may be longer than the duration of our direct exposures. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to us.

To estimate the provision for uncollectible reinsurance, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of the process, ceded reserves are allocated to reinsurance contracts because ceded reserves are not generally calculated on a contract by contract basis. The allocations are generally based on premiums ceded under reinsurance contracts, adjusted for actual loss experience and historical relationships between gross and ceded losses. If actual experience varies materially from historical experience, including that used to determine ceded premium, the allocation of reinsurance recoverable by reinsurer will change. While such change is unlikely to result in a large percentage change in the provision for uncollectible reinsurance, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.5 percent, 1.2 percent, 1.9 percent, 4.7 percent, 9.6 percent, 23.8 percent, and 49.7 percent, respectively. Because the model we use is predicated on capital charges previously applied by a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which we have not adopted a rating equivalent, we generally apply a default factor of 25 percent;

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

The following table summarizes reinsurance recoverables on paid and unpaid losses and loss expenses as well as the provision for uncollectible reinsurance for each type of reinsurance recoverable balance at December 31, 2008.

(in millions of U.S. dollars)	Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (Net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$11,108	$10,143	$253
Reinsurers not rated	493	408	136
Reinsurers under supervision and insolvent reinsurers	196	180	125
Captives	1,650	385	28
Other – structured settlements and pools	1,061	1,061	49
Total	$14,508	$12,177	$591

At December 31, 2008, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverables on paid and unpaid losses and loss expenses at December 31, 2008, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e, from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $171 million or approximately one percent of the reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under Item 8, for more information.

Investments

Our fixed maturity investments are classified as either available for sale or held to maturity. Our available for sale portfolio is reported at fair value with changes in fair value reflected in shareholders’ equity as a separate component of accumulated other comprehensive income. Fair value is determined using observable inputs where available such as the quoted market price of these securities provided by either independent pricing services; or when such prices are not available, by reference to broker or underwriter bid indications. If significant observable inputs are unavailable, we rely on unobservable inputs to determine fair value. Refer to Note 15 to the Consolidated Financial Statements, under Item 8, for more information. We regularly review our impaired investments (i.e., those debt securities for which fair value is below amortized cost or those equity securities for which fair value is below cost) for other-than-temporary impairment. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in shareholders' equity. If we believe the decline is other-than-temporary, we write down the book value of the investment and record a realized loss in the consolidated statement of operations. An impairment is considered other-than-temporary unless we have the ability and intent to hold the investment to recovery of the cost of the investment, and evidence indicating the cost of the investment is recoverable within a reasonable period outweighs evidence to the contrary. The determination as to whether or not the decline is other-than-temporary principally requires the following critical judgments: i) the circumstances that require management to make a specific assessment as to whether or not the decline is other-than-temporary, such as the time period an investment has been in a loss position and the significance of the decline; and ii) for those securities to be assessed, whether we have the ability and intent to hold the security through an expected recovery period, absent a significant change in facts that would be expected to have a material adverse effect on either the financial markets or the financial position of the issuer.

Given current market conditions, and in light of recent general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 we have qualitatively evaluated our application of the parameters under which we consider a decline in value to be other-than-temporary. Similar to prior quarters, we evaluated investments in our portfolio where cost exceeded fair value and made certain judgments as to our ability to recover our cost. Our analysis in the third and fourth quarters of 2008 required we consider carefully the duration and severity of decline and the root causes thereof. Specifically, we further evaluated whether declines were related to temporary liquidity concerns and current market conditions, and therefore more likely to be temporary, or were instead related to specific credit events or issuer performance, and therefore more likely to be other-than-temporarily impaired. Using this refined evaluation process resulted in a lower dollar value of investments in an unrealized loss position being deemed other-than-temporarily impaired in comparison to our previous evaluation process. We believe the underlying credit quality of the portfolio supports the use of our modified approach. Refer to Note 4 e) to the Consolidated Financial Statements, under Item 8, which includes a table that summarizes all of our securities in an unrealized loss position at December 31, 2008.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are the result of changing or unforeseen facts and circumstances (e.g., arising from a large insured loss such as a catastrophe), deterioration of the credit-worthiness of the issuer or its industry, or changes in regulatory requirements. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale. The gross unrealized loss at December 31, 2008, for all securities in a loss position was $3.2 billion with $684 million in an unrealized loss position for over 12 months ($20 million was related to fixed maturities held to maturity). Our net realized losses in 2008 included write-downs of $1.1 billion of which $760 million was related to fixed maturities. This compares with write-downs of $141 million and $214 million in 2007 and 2006, respectively. The other-than-temporary impairments recorded in 2008 were primarily due to an increase in market interest rates resulting from volatility and widening credit spreads; issuer defaults, of which Lehman Brothers was the most significant to us; and significant declines in global equity markets. The other-than-temporary impairments recorded in 2007 and 2006 were primarily due to an increase in market interest rates from the date of security purchase and as such, were not credit-related.

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

At December 31, 2008, our net deferred tax asset was $1.8 billion. (Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. fixed maturities to recovery. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2008, the valuation allowance of $35 million (including $24 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits.

Guaranteed minimum income benefits derivatives

Under reinsurance programs covering living benefit guarantees, we assume the risk of guaranteed minimum income benefits associated with variable annuity contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in net realized gains (losses) in the period of the change pursuant to Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-duration Contracts and for Separate Accounts (SOP 03-1). Changes in this reserve are included in life underwriting income. The incremental difference between fair value and SOP 03-1 benefit reserves is reflected in other assets or other liabilities in the balance sheet and related changes in fair value are reflected in net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying annuities through lapses, annuitization or death. At maturity, the cumulative gains and losses will net to zero because, over time, the insurance liability will be increased or decreased to equal our obligation. Refer to Note 2j) to the Consolidated Financial Statements, under Item 8, for further description of this product and related accounting treatment. For a sensitivity discussion of the effect of changes in interest rates, equity indices and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 7A.

The fair value of GMIB reinsurance is estimated using an internal valuation model which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our Consolidated Financial Statements, and the differences may be material.

The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors.

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

Key factors affecting the GMIB annuitization rate include investment performance and interest rates after the GMIB waiting period. As investment performance of underlying fund investments declines, the monthly income available to a policyholder who annuitizes their account value falls; this makes the GMIB more valuable. As the GMIB becomes more valuable, our modeling assumes that annuitization rates will increase, resulting in higher benefit reserves and fair value liability. The same is true in an environment where long-term interest rates are decreasing. Prior to 2008, we had very limited actual reported experience related to annuitization rates and relied primarily on judgment to determine this assumption. During 2008, actual annuitization experience, as well as available industry experience, has developed to allow us to refine this assumption.

As a result of our normal quarterly reserve review we made several assumption changes in our variable annuity valuation models in the fourth quarter of 2008, the most meaningful of which were related to mortality and annuitization behavior. These changes, which had both a positive and negative impact, were made in response to a combination of emerging new and validated experience on the ACE business and industry data we obtained in the fourth quarter of 2008 and in aggregate benefited net income by approximately $470 million. The vast majority of which is related to the impact of assumption changes on the fair value liability affecting all future cash flows on a present value basis in income in the current period.

Net realized losses for 2008 included $650 million for GMIB reinsurance excluding realized gains of $164 million on derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These losses were principally driven by decreasing interest rates and equity markets. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for more information. Net realized losses for GMIB reinsurance included $185 million and $NIL for 2007 and 2006, respectively.

As of December 31, 2008, the capital required to support the variable annuity guaranty business is approximately $400 million. If the Standard & Poor’s (S&P) 500 Index were to drop from its level of 903 at December 31, 2008 to a level of 700, all else being equal, any additional capital required would be approximately offset by the increase in value of currently held hedge assets. However, we would be required to post additional collateral.

ACE Tempest Life Re employs a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of variable annuity guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting ACE’s position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

A second layer of risk management is the structure of the reinsurance contracts. All variable annuity guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The exact limits vary by contract but some examples of typical contract provisions include:

• Annual claim limits, as a percentage of reinsured Account or Guaranteed Value, for Guaranteed Minimum Death Benefits (GMDB) and GMIBs

• Annual Annuitization Rate Limits, as a percentage of annuitization eligible Account or Guaranteed Value, for GMIBs

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. As of December 31, 2008 and 2007, ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $280 million, and $70 million, respectively. The instruments are substantially collateralized by our counterparty, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008 and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5%-10% annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living account values
2009	2%
2010	<1%
2011	<1%
2012	1%
2013	21%
2014	25%
2015	11%
2016	5%
2017	10%
2018+	24%
Total	100%

The following table provides the historic cash flows under these policies for the years ended December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007
Death Benefits (GMDB)
Premium	$123	$125
less Paid Claims	67	9
	$56	$116
Living Benefits
Premium	$145	$107
less Paid Claims	–	–
	$145	$107
Total VA Guaranteed Benefits
Premium	$268	$232
less Paid Claims	67	9
	$201	$223

Amounts represent past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

Premiums and claims from variable annuity contracts reinsuring GMDBs. Approximately 65 percent of our GMDB guaranteed value has an annual claim limit expressed as two percent of the total account value reinsured. This limit falls as account values fall in a declining market. Using our current mortality assumptions we expect approximately $164 million of claims and $108 million of premium on death benefits during 2009.

Living Benefits (Includes GMIB and GMAB)

Premiums and claims from variable annuity contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB), collectively known as Living Benefits. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. These policyholders begin to become eligible in 2013. Using our current mortality assumptions we expect approximately $2 million of claims and $129 million of premium on living benefits during 2009.

In order for its U.S.-domiciled clients to obtain statutory reserve credit ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, equal to their statutory ceded reserves. ACE Tempest Life Re maintains sufficient qualified assets to meet its funding requirements.

Goodwill

Goodwill, which represents the excess of acquisition cost over the fair value of net assets acquired, was $3.6 billion at December 31, 2008. The ACE INA and Combined Insurance acquisitions represent approximately 87 percent of this balance. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. The impairment tests in 2008, in the aggregate, show a fair value in excess of the carrying value. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are the North American and international divisions of Combined Insurance acquired in 2008; domestic and international divisions of ACE INA acquired in 1999; ACE Tempest Re’s catastrophe businesses acquired in 1996 and 1998; and Tarquin Limited acquired in 1998. There are other reporting units that resulted from smaller acquisitions that are also assessed annually. In our impairment tests, to estimate the fair value of a reporting unit, we consistently applied a combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow or an allocated market capitalization. The earnings and book value models apply multiples of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model allocates our market capitalization to each reporting unit. We must assess whether the current fair value of our operating units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our operating segments, as this is important in assessing whether impairment has occurred. If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities change, goodwill could be materially adjusted. This would cause us to write-down the carrying value of goodwill and could have a material adverse effect on our results of operations in the period the charge is taken.

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

Volatility and widening credit spreads during the second half of 2008 adversely affected the values of certain of our securities. However, we believe there was sufficient market activity to price securities under FAS 157 in a manner consistent with prior periods.

At December 31, 2008, our Level 3 assets represented approximately five percent of our assets that are measured at fair value and three percent of our total assets. At December 31, 2008, our Level 3 liabilities represented approximately 21 percent of our liabilities that are measured at fair value and less than two percent of our total liabilities. During 2008, we transferred $176 million out of Level 3. The following is a description of the valuation measurements used for our financial instruments (Levels 1, 2, and 3) carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

• Fixed maturities with active markets such as U.S. Treasury and agency securities are classified within Level 1 as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including corporate and municipal securities, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Our pricing methodologies incorporate back-testing of valuation techniques as a standard part of our process. Fixed maturities for which pricing is unobservable are classified within Level 3.

• Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For non-public equity securities, fair values are based on market valuations and are classified within Level 2.

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

• The fair value of our investment in Assured Guaranty Ltd. included in Investments in partially-owned insurance companies is based on a quoted market price and is classified within Level 1. Fair values for investments in partially-owned insurance companies based on the financial statements provided by those companies used for equity accounting are classified within Level 3.

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

• For GMIB reinsurance, we estimate fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of our treaties contain claim limits, which are factored into the valuation model. The cumulative effect of partially adopting FAS 157 resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely information, such as market conditions and demographics of in-force annuities. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the customer will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using actual data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small. However, adverse changes in market factors and policyholder behavior will have an adverse impact on both our life underwriting income and our net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3. Refer to “Critical Accounting Estimates – Guaranteed minimum income benefits derivatives” and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees”.

• We maintain positions in other derivative instruments including option contracts designed to limit long-term exposure to a severe equity market decline or decrease in interest rates, which would cause an increase in expected claims and, therefore, reserves for GMDB and GMIB reinsurance business. The fair value of the majority of our positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2.

• Where practical, fair values for short-term debt, long-term debt, and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued. As such, these instruments are classified within Level 2.

Note 15 to our Consolidated Financial Statements, under Item 8, presents a break-down of our financial instruments carried or disclosed at fair value by valuation hierarchy as well as a roll-forward of Level 3 financial instruments for the year ended December 31, 2008.

Consolidated Operating Results – Years Ended December 31, 2008, 2007, and 2006

As discussed previously, on April 1, 2008, we acquired all outstanding shares of Combined Insurance and certain of its subsidiaries. As such, consolidated operating results for the year ended December 31, 2008, include the results of the acquired Combined Insurance business from April 1, 2008.

	2008	2007	2006	% change
				2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Net premiums written	$13,080	$11,979	$12,030	9%	–
Net premiums earned	13,203	12,297	11,825	7%	4%
Net investment income	2,062	1,918	1,601	7%	20%
Net realized gains (losses)	(1,633)	(61)	(98)	NM	(38)%
Total revenues	13,632	14,154	13,328	(4)%	6%
Losses and loss expenses	7,603	7,351	7,070	3%	4%
Future policy benefits	399	168	123	138%	37%
Policy acquisition costs	2,135	1,771	1,715	21%	3%
Administrative expenses	1,737	1,455	1,456	19%	–
Interest expense	230	175	176	31%	(1)%
Other (income) expense	(39)	81	(35)	NM	NM
Total expenses	12,065	11,001	10,505	10%	5%
Income before income tax	1,567	3,153	2,823	(50)%	12%
Income tax expense	370	575	522	(36)%	10%
Cumulative effect of a change in accounting principle	–	–	4	–	NM
Net income	$1,197	$2,578	$2,305	(54)%	12%

NM–denotes not meaningful

Our net income was significantly impacted by net realized losses in 2008. These losses were primarily related to our fixed income and equity portfolios and are largely due to the widening credit spreads in our high quality corporate bond portfolio. Net realized losses were also related to changes in reported liabilities on GMIB reinsurance reported at fair value. Refer to “Net Realized and Unrealized Gains (Losses)” and “Investments”. In addition, we recorded $567 million in pre-tax net catastrophe-related charges in 2008, compared with $159 million and $17 million in 2007 and 2006, respectively. For 2008, our catastrophe losses were primarily related to Hurricanes Gustav and Ike and floods in the U.S.

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in 2008, compared with 2007, having been increased by the inclusion of Combined Insurance which added $1.1 billion to our total net premiums written in 2008. In 2008, our international operations benefited from growth in A&H business and favorable foreign exchange impact due to the strengthening of several major currencies, particularly the euro, relative to the U.S. dollar. The favorable foreign exchange impact began to reverse during the fourth quarter of 2008. In addition, ACE Private Risk Services, which we acquired in 2008, added $207 million to our 2008 net premiums written. Excluding the impact of the businesses we acquired in 2008, net premiums written declined two percent, reflecting the competitive conditions we have experienced across most lines of business and regions of operation over the past two years.

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2008, 2007, and 2006.

				% change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Property and all other	$3,954	$3,811	$3,625	4%	5%
Casualty	5,838	6,464	6,506	(10)%	(1)%
Subtotal	9,792	10,275	10,131	(5)%	1%
Personal accident (A&H)	2,949	1,654	1,420	78%	16%
Life	462	368	274	26%	34%
Net premiums earned	$13,203	$12,297	$11,825	7%	4%

	2008 % of total	2007 % of total	2006 % of total
Property and all other	30%	31%	31%
Casualty	44%	53%	55%
Subtotal	74%	84%	86%
Personal accident (A&H)	22%	13%	12%
Life	4%	3%	2%
Net premiums earned	100%	100%	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. The increase in 2008 net premiums earned, compared with 2007, was primarily related to the inclusion of Combined Insurance which added $1.1 billion. ACE Private Risk Services added $137 million to our 2008 net premiums earned. During 2008, our A&H business continued to report growth while our casualty lines, particularly in North America, declined. The increase in net premiums earned in 2007, compared with 2006, was primarily related to increased production at ACE USA and ACE International as well as our life operations, partially offset by decreased production at our Global Reinsurance segment.

Net investment income increased over the last three years, primarily due to investment of positive operating cash flows which have resulted in a higher overall average invested asset base. Refer to “Net Investment Income” and “Investments”.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Loss and loss expense ratio	60.6%	61.6%	61.2%
Policy acquisition cost ratio	16.2%	14.5%	14.6%
Administrative expense ratio	12.8%	11.8%	12.3%
Combined ratio	89.6%	87.9%	88.1%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Loss and loss expense ratio, as reported	60.6%	61.6%	61.2%
Catastrophe losses	(4.7)%	(1.3)%	(0.1)%
Prior period development	6.8%	1.8%	0.1%
Loss and loss expense ratio, adjusted	62.7%	62.1%	61.2%

The following table shows the impact of catastrophe charges on each of our operating segments attributable to 2008 catastrophe losses. This information is based on currently available information derived from industry assessments of exposure and claims information obtained from our clients and brokers. Actual losses from these events may vary materially from our estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients and brokers, as well as the potential impact from post-event circumstances, for example factors such as demand surge or judicial rulings.

(in millions of U.S. dollars, except for percentages)	Insurance- North American	Insurance- Overseas General	Global Reinsurance	Consolidated
Net loss
Hurricane – Gustav	$50	$11	$6	$67
Hurricane – Ike	206	48	174	428
Other	42	24	6	72
Total	$298	$83	$186	$567
Reinstatement premiums (earned) expensed	16	8	(21)	3
Total before income tax	314	91	165	570
Income tax benefit	(99)	(20)	(1)	(120)
Total after income tax	$215	$71	$164	$450
Effective tax rate	32%	22%	1%	21%

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $814 million of net favorable prior period development in 2008. This compares with $217 million of net favorable prior period development in 2007, and $12 million of net favorable prior period development in 2006. The favorable prior period development in 2008 was the net result of several underlying favorable and adverse movements; refer to “Prior Period Development”.

Overall, the loss and loss expense ratio, adjusted, has increased over the prior year, due to competitive market conditions, partially offset by the favorable impact of the increasing mix of A&H business, which experiences lower loss ratios relative to P&C business.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs.

Our policy acquisition cost ratio increased significantly in 2008, compared with 2007, primarily due to the growth in A&H business, including the Combined Insurance business, which is predominantly A&H. A&H business typically requires higher commission rates than traditional P&C business. For 2008, the increase in policy acquisition costs also included the impact of higher acquisition costs on ACE Westchester’s crop/hail business, reflecting more profitable crop/hail results on final settlement of 2007 written policies. This generated a higher profit share commission which added approximately 0.4 percentage points to our 2008 policy acquisition cost ratio. Additionally, for 2008, we experienced higher costs due to the inclusion of ACE Private Risk Services unit which typically generates a higher policy acquisition cost ratio than our commercial P&C business. Our administrative expenses increased in 2008, primarily due to the inclusion of administrative expenses related to Combined Insurance and ACE Private Risk Services. For 2007, our policy acquisition cost ratio was stable, compared with 2006, as the increasing trend experienced due to the growth of A&H was offset by reduced ceding commission at ACE Tempest Re USA. Our administrative expense ratio decreased in 2007, compared with 2006, due to the increase in net premiums earned. Administrative expenses in 2006 include $80 million related to the settlement with certain governmental agencies from their investigations of various insurance industry practices.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was 24 percent in 2008, compared with 18 percent in 2007 and 2006. For 2008, our effective tax rate was adversely impacted by large realized losses on investments and derivatives and also due to a higher proportion of our net income being generated in higher tax-paying jurisdictions. We decreased our liability for unrecognized tax benefits in the amount of $39 million in 2007 due primarily to a change in tax regulation.

Prior Period Development

The favorable prior period development of $814 million on net unpaid losses and loss expenses during the year ended December 31, 2008, was the net result of several underlying favorable and adverse movements. In the sections following the table below, significant prior period movements within each reporting segment by claim-tail attribute are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability. Short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine. The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the years ended December 31, 2008 and 2007.

(in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves*
2008
Insurance – North American	$(131)	$(220)	$(351)	2.4%
Insurance – Overseas General	(131)	(173)	(304)	4.7%
Global Reinsurance	(17)	(142)	(159)	5.9%
Total	$(279)	$(535)	$(814)	3.5%
2007
Insurance – North American**	$(13)	$22	$9	0.1%
Insurance – Overseas General	(53)	(139)	(192)	3.2%
Global Reinsurance***	8	(42)	(34)	1.3%
Total	$(58)	$(159)	$(217)	1.0%

* Calculated based on the segment beginning of period net unpaid losses and loss expense reserves.

** Insurance – North American: $52 million favorable development on workers’ compensation was reclassified from short-tail to long-tail.

*** Global Reinsurance: $5 million favorable development on workers’ compensation was reclassified from short-tail to long-tail.

Insurance – North American

Insurance – North American incurred net favorable prior period development of $351 million in 2008, representing 2.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007. The net prior period development in 2008 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $131 million on long-tail business, including:

• Adverse development of $15 million in our national accounts workers’ compensation portfolios comprised two items of significance. First, favorable development of $47 million arising on accident year 2007, due to the absence of multi-claimant events such as industrial accidents. The majority of our exposure for these perils falls under our national accounts high deductible and excess product lines. We evaluate this exposure on an annual basis, after the accident year has closed, allowing for the late reporting or identification of significant losses and for an initial assessment of the accident year. Our review in 2008 of potential 2007 events, coupled with our initial assessment of the accident year has led to a decrease in our estimate of the required provision for these claims. Second, adverse development of $62 million relating to 2003 and prior accident years. This development was the direct result of reported loss activity greater than expected in our prior review. During the past year, a targeted open case reserve review was conducted by our claims staff which resulted in a number of material case reserve increases that were not anticipated in our prior estimates of ultimate loss;

• Favorable development of $32 million in our national accounts commercial auto and general liability product lines comprised two items of significance. First, favorable development of $19 million was mainly from accident years 2003 and prior for exposures written on an excess basis. The combination of continued lower than expected reported incurred loss activity for the 2001-2003 accident years as well as increased weighting on loss development reserving methods, as these years mature, has driven the majority of the improvement in projected ultimate losses. Second, favorable development of $13 million relating to the 1999-2002 accident years primarily on a block of runoff programs comprising general liability, auto liability, and workers’ compensation product coverages. This favorable development was a result of lower than expected paid and case incurred development observed in the most recent reserve review which resulted in lower selected ultimate loss projections;

• Adverse development of $10 million related to higher than expected loss and allocated loss adjustment expense activity on reported claims in our small and middle market guaranteed cost workers’ compensation portfolios, primarily affecting the 2005 and 2006 accident years. Recent case activity on these portfolios through calendar year 2007 and into 2008 was higher than expectations and we adjusted our estimates of ultimate loss accordingly. Prior estimates relied heavily on industry benchmarks including average severity trends;

• Adverse development of $29 million on a portfolio of primary casualty business written by ACE Westchester impacting the 2002-2004 accident years. This adverse activity was a function of higher than expected loss and allocated expenses on business that has a heavy concentration of exposure to commercial contractors. In the past few quarters, both paid and incurred development patterns for the tail period beyond 60 months have developed worse than industry benchmark factors which formed the basis for our projections in prior analyses;

• Favorable development of $19 million on excess casualty and umbrella business in our ACE Westchester unit primarily impacting accident years 2002-2004. This favorable activity was a function of a shift in weighting from expected loss based reserving methods to direct projections of ultimate losses as this long tailed exposure begins to mature for these accident periods;

• Adverse development of $10 million on an ACE Bermuda professional lines claim in accident year 2001 as a result of a review in 2008, that identified significant erosion below our attachment;

• Adverse development of $29 million on our portfolio of Defense Base Acts workers’ compensation coverage (covers employees of U.S. government contractors overseas). We experienced higher than expected incurred loss development since the last reserve study concentrated in the 2006 and 2007 accident years. The majority of the development was related to increases in case reserves on known claims for these accident years, and recorded in 2008. These increases were judged to be more than claim acceleration and resulted in significant increases in the 2006 and 2007 accident year ultimate loss projections given the immaturity of the impacted accident years and long-tail nature of the portfolio;

• Favorable development of $46 million on our medical risk business, primarily our hospital professional liability portfolio for the 2004 and 2005 accident years. Coverage is provided on a claims-made basis and both paid and case incurred loss activity since our last review have been favorable relative to expected. As these accident periods have matured, we have gradually increased the weight applied to experience-based methods, including the Bornhuetter-Ferguson method, and placing less weight on our initial expected loss ratio method;

• Favorable development of $34 million in our management and professional liability product lines. This development was the net result of favorable development totaling $117 million associated with the 2005 and prior accident years and adverse development of $81 million with respect to the 2007 accident year. The favorable prior period development was a function of a review of all open claims in our retail management liability operation and a reassessment of the potential ultimate exposure on these claims. This reassessment of exposure and the maturation of these accident periods supported increasing the weight given to experience based loss projections. The adverse development relating to the 2007 accident year is due solely to a claim-by-claim review of exposures impacted by the ongoing credit crisis including but not limited to sub-prime mortgages. These claim file reviews occurred during the 2008 calendar year as facts and circumstances surrounding these exposures continued to emerge and develop;

• Favorable development of $51 million on our long-tail exposures in our Canadian P&C operations, principally arising in the 2005 accident year on excess casualty, umbrella, and D&O product lines. Actual paid and case incurred loss activity has been lower than expected since our prior analysis. In addition, we have increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident years mature;

• Favorable development of $68 million for accident years 2003-2006 due to the expiration of a large, multi-year insurance contract written in our ACE Financial Solutions business unit. This contract included a significant per occurrence limit excess of a high attachment point. Coverage was provided on an integrated occurrence basis requiring notice of an event during the policy period. We completed a detailed claims audit in the fourth quarter of 2008 which led to an adjustment to the booked loss and loss expense reserves;

• Adverse development of $51 million on runoff casualty reserves, including asbestos and environmental, in the Brandywine and ACE Westchester business units following completion of our internal ground-up review of asbestos and environmental liabilities for the most significant policyholders identified to date. This adverse development arose from several sources, the principal one of which was as a result of increased defense costs in litigating traditional tort defenses on asbestos cases; and

• Favorable development of $16 million relating to the completion of account reconciliations that identified duplicate loss processing, over processed coinsurance, and unregistered reinsurance recoveries.

• Net favorable development of $220 million on short-tail business, including:

• Favorable development of $116 million on ACE Westchester crop/hail business relating to the recording of the 2007 crop year bordereau received in 2008;

• Adverse development totaling $33 million relating to increases in our estimates of losses for the 2005 hurricanes primarily in ACE Westchester property ($23 million) and ACE Financial Services International (ACE FSI) ($10 million). The ACE Westchester development was due primarily to settlement on several excess policies above our prior case reserves, resulting in higher estimates of ultimate loss. The claims handling associated with the 2005 hurricanes involved complex and unique causation and coverage issues. These issues continue to be present and may have a further adverse impact on our financial results, which may be material. The ACE FSI development was due to adverse development on a retrocessional program following a review of the program’s claim circumstances;

• Favorable development of $13 million relating to lower than expected paid claims for the 2007 accident year on a run-off portfolio of warranty business, mostly automobile extended warranty contracts. The change was driven primarily by recognition of recent paid claim experience, as a percentage of earned premiums, which has been lower than the historical averages used in our prior analyses;

• Favorable development of $27 million on ACE Westchester property and inland marine businesses. This change was due primarily to the fact that the reported incurred and paid loss activity for the 2007 accident year non-catastrophe losses proved lower than anticipated based on historical loss development patterns;

• Favorable settlements of $15 million on ACE Bermuda property claims mainly in accident years 2005-2007 as a result of favorable claims experience. A review of all open claims was performed in the fourth quarter of 2008, which concluded that actual experience to date had been more favorable than the assumptions used to establish the reserves for the open claims;

• Favorable development of $9 million mainly in accident years 2006 and 2007 for ACE Bermuda political risk. This line is subject to review twice a year; during the fourth quarter 2008 review, we reflected the limited paid and case incurred loss activity relative to our assumptions and known events by releasing $9 million of IBNR;

• Favorable development of $29 million on ACE USA’s property business, primarily associated with the 2007 accident year and a portfolio of diverse global exposures written on an excess basis. Reported loss activity during the 2008 year, has been lower than anticipated in our prior review;

• Favorable development of $6 million in our Canadian P&C operations short-tail lines concentrated in the 2006 and 2007 accident years, covering multiple product lines including property and auto physical damage. Reported loss activity on these product lines was lower than expected;

• Favorable development of $6 million on the ACE USA commercial marine product lines primarily with respect to the 2002-2005 accident years. The favorable development was concentrated in the marine hull product line where loss development and/or emergence during the 2008 calendar year were lower than expected; and

• Favorable development of $14 million on the ACE USA recreational marine business primarily associated with the 2007 accident year. Loss emergence and/or development during the 2008 calendar year were lower than historical averages used in our prior projections.

Insurance – North American incurred net adverse prior period development of $9 million in 2007, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development in 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $13 million on long-tail business including:

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

• Adverse development on our estimates of ultimate loss on a collection of runoff professional liability and medical programs totaling $20 million. This adverse development was the direct result of a review of all open claims that was completed during 2007. This claims review identified a number of cases where adverse change in facts and circumstances led to a significant deviation from our estimates of ultimate claim value;

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

• Favorable development on our national accounts casualty business, primarily general liability, of $21 million for the 2002-2004 accident years. Development on these portfolios had been favorable relative to the original assumptions used to price the products. Actual paid and incurred loss activity in 2007 was lower than assumed in our prior projections and we have modified our estimates accordingly; and

• Favorable development of $25 million on our foreign casualty portfolio for the 2004 and prior accident years. This was partly due to an adjustment for a reserve established in 2006 for a single large claim, but also due to low levels of reported and paid loss activity on our foreign captive business. This particular line has net exposure on a per occurrence basis excess of high deductibles/self-insured retentions and an aggregate basis excess of an aggregate attachment point. Expected loss emergence patterns used in our 2006 review projected higher loss development for the 2004 and prior accident years than emerged during 2007 prompting a reduction in our projection of ultimate losses.

• Net adverse development of $22 million on short-tail business including:

• Adverse development totaling $115 million relating to increases in our estimates of loss for the 2005 storms primarily in our ACE Westchester operation but also some modest development in our offshore energy business. This development was due primarily to a relatively small number of losses on excess policies with large exposed limits. These losses reached settlement during 2007 for amounts in excess of our case reserves prompting adjustments to our projections of ultimate losses. The claims handling associated with the 2005 hurricanes had involved complex and unique causation and coverage issues. These issues were present in 2007;

• Favorable development of $33 million on ACE Westchester crop/hail business. This was the direct effect of recording the final settlement of the 2006 pool year from the bordereau received during the 2007 calendar year;

• Favorable development in our estimates of ultimate losses for first party lines including property and auto physical damage in our ACE Canada operations totaling $18 million, affecting primarily the 2006 accident year. Incurred loss development during calendar year 2007 on the 2006 accident year was lower than historical averages which formed the basis for our prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned greater credibility and the ultimate loss estimates revised accordingly;

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

Insurance – North American experienced adverse prior period development of $65 million in 2006, representing 0.5 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $304 million in 2008, representing 4.7 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007. The net prior period development for 2008 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $131 million on long-tail business including:

• Favorable development of $159 million from accident years 2005 and prior in ACE International’s financial lines and casualty (primary and excess) portfolios. Most of the reduction was in accident years 2002-2005 on financial lines, primary casualty, and supported casualty excess. Additional excess releases were made in accident years 2001 and prior. Actual paid and case incurred loss activity has been lower than expected since the prior year’s analysis. In addition, we have increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident periods mature;

• Favorable development of $11 million in ACE Global Market financial lines. This was across a number of accident years. The decrease was driven by a reliance on experience based methods which reflected favorable development in 2008 in the quicker developing financial lines of crime and professional indemnity; and

• Adverse development of $39 million on accident years 2006-2007, mainly in ACE International casualty portfolios following heavier than expected loss emergence. Actual major claim notices received in 2008 caused loss estimates on U.K. excess casualty and Continental Europe financial lines to be increased. Loss projections for the Continental Europe casualty portfolios also increased following adverse attritional claim activity (i.e. excluding catastrophes and large losses) in one country and a large loss in another country.

• Net favorable development of $173 million on short-tail business including:

• Net favorable development of $113 million in ACE International property lines. This activity was focused mainly in accident years 2003-2007 and the U.K. and Continental Europe regions. The releases in accident years 2003-2005 were partially due to case specific reserve reductions driven by new information obtained in 2008. Accident years 2006-2007 were driven by favorable emergence relative to the expected development pattern as of the prior year end and reliance on experience based methods for this short-tailed line;

• Favorable development on ACE International accident and health of $44 million. This was mainly from the U.K., Continental Europe, and Latin America regions in accident years 2003-2007. The decrease was driven by a combination of favorable development in 2008 across all segments of this book and greater reliance on experience-based methods as the accident years mature;

• Favorable development of $30 million for the ACE International marine book. This was mainly in accident years 2005-2007 and in the Continental Europe and Latin America regions. Given the short-tailed nature of this line, experience-based methods are the primary basis of carried reserves. Given the favorable loss emergence in 2008, reserves were reduced to reflect this experience; and

• Adverse development of $14 million due to several major ACE Global Markets energy losses primarily for accident years 2006 and 2007. First notice for one of these losses was received in 2008, while the remainder of the increase arose on previously notified claims that were subject in 2008 to a detailed claims review of individual event circumstances and their associated coverages.

Insurance – Overseas General experienced net favorable prior period development of $192 million in 2007, representing 3.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development for 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $53 million on long-tail lines of business, including:

• Net favorable development of $33 million in the 2006 and prior accident years for Insurance – Overseas General long-tail lines, primarily casualty and financial lines. This favorable prior period development was in response to our annual review of long-tail lines completed during 2007. There was $23 million of net favorable development for Insurance – Overseas General on the 2003-2005 accident years driven by reductions in loss development method indications and greater credibility being assigned to Bornhuetter-Ferguson projections versus expected loss ratio methods. This shift in credibility weighting between reserving methods is common practice and allows for greater recognition of actual loss emergence as accident years mature;

• Net favorable development of $20 million as a result of an update of the detailed annual evaluation of the excess exposures in Insurance – Overseas General which comprised strengthening of $89 million in accident years 2003 and prior and $45 million in accident year 2006, and a release of $154 million in accident years 2004 and 2005 ; and

• Adverse development of $11 million in ACE Global Markets’ long-tail professional lines, primarily in accident years 1999-2003. This adverse prior period development was largely in response to claims department recommendations on three accounts based on updated information received during the course of claim settlement in 2007.

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

• Favorable development of $30 million on specialty A&H primarily in the 2005 and 2006 accident years in ACE Europe. This favorable prior period development followed the completion of the regular reserve review and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose across several countries with no particular underlying claim or loss emergence trend identifiable;

• Favorable development of $28 million on specialty marine, primarily in the 2005 and 2006 accident years in both ACE International and ACE Global Markets. This favorable prior period development was largely in response to claims department recommendations on several large claims based on updated information received during claim settlement in 2007; and

• Adverse development of $9 million on specialty consumer lines, primarily in accident year 2006. This adverse development was primarily driven by further deterioration of ACE International’s homeowner’s warranty business in Norway. The indicated ultimate loss was revised upwards in 2007 in response to several key claim metrics underlying the reserve estimate: number of reopened claims, loss adjustment expenses, and frequency and severity of late reported claims.

Insurance – Overseas General experienced net favorable prior period development of $72 million in 2006, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $159 million in 2008, representing 5.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007. The net prior period development recorded in 2008 was the net result of several underlying favorable and adverse movements.

• Net favorable development of $17 million on long-tail business across a number of lines and years including:

• Net favorable prior period development of $30 million principally in treaty years 2003 and 2004 in ACE Tempest Re USA and ACE Tempest Re Europe across a number of portfolios (professional liability, D&O, casualty, workers’ compensation catastrophe, and medical malpractice), offset by $16 million adverse development in treaty year 2007. The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods away from expectations as these treaty periods mature, while the 2007 treaty year development resulted from adverse incurred losses due to large loss development in casualty lines of business.

• Net favorable development of $142 million on short-tail business across a number of lines and years including:

• Favorable prior period development of $43 million primarily on treaty years 2006 and prior in ACE Tempest Re USA across several portfolios. The development arose principally on property and the credit & surety line following completion of reserve reviews in 2008. The property portfolio benefited from better than expected claim emergence, while the release in the credit & surety line followed a detailed review of claims and associated recoveries, together with favorable loss emergence;

• Favorable prior period development of $28 million primarily on treaty years 2006 and prior in ACE Tempest Re Europe across several portfolios, principally property, marine and energy. This included $16 million property release on U.S. and international property exposures and reflected lower than anticipated loss emergence; and

• Net favorable development of $71 million primarily on accident years 2002-2006 in ACE Tempest Re Bermuda’s property catastrophe portfolio for claims from prior catastrophe events. The release followed a detailed review during the 2008 year of each event and each cedant’s coverage terms and reflected lower reported claim development than previously anticipated.

Global Reinsurance experienced net favorable prior period development of $34 million in 2007, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development recorded in 2007 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to long-tail lines of business for ACE Tempest Re USA of $8 million mainly as a result of higher than expected claims reported in 2007 primarily for treaty years 2000-2005 for casualty and workers’ compensation business on several accounts. Favorable movements of $42 million largely related to claim closings on short-tail property and other short-tail lines of business primarily from treaty years 2005 and prior were recorded in 2007.

Global Reinsurance experienced net favorable prior period development of $5 million in 2006, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005.

Segment Operating Results – Years Ended December 31, 2008, 2007, and 2006

The discussions that follow include tables, which show our segment operating results for the three years ended December 31, 2008, 2007, and 2006.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. As discussed previously, we completed the acquisition of all of the outstanding shares of Combined Insurance and certain of its subsidiaries on April 1, 2008. As such, segment operating results for the year ended December 31, 2008, include the results of the acquired Combined Insurance business. The Combined Insurance results are included in our Insurance – Overseas General segment or Life Insurance and Reinsurance segment according to the nature of the business written. Results from Combined Insurance’s North American operations are included in ACE’s Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment. For more information on each of our segments refer to “Segment Information”, under Item 1.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings). In addition, beginning in the quarter ended March 31, 2008, Insurance – North American includes ACE Private Risk Services, an underwriting unit we acquired in 2008 that provides personal lines coverages (such as homeowners and automobile) for high net worth clients.

	2008	2007	2006	% change
				2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Net premiums written	$5,636	$5,833	$5,940	(3)%	(2)%
Net premiums earned	5,679	6,007	5,719	(5)%	5%
Losses and loss expenses	4,080	4,269	4,026	(4)%	6%
Policy acquisition costs	562	515	530	9%	(3)%
Administrative expenses	536	530	502	1%	6%
Underwriting income	501	693	661	(28)%	5%
Net investment income	1,095	1,034	876	6%	18%
Net realized gains (losses)	(709)	125	(83)	NM	NM
Interest expense	1	–	–	NM	–
Other (income) expense	7	11	(2)	(36)%	NM
Income tax expense	315	468	352	(33)%	33%
Net income	$564	$1,373	$1,104	(59)%	24%
Loss and loss expense ratio	71.8%	71.1%	70.4%
Policy acquisition cost ratio	9.9%	8.6%	9.2%
Administrative expense ratio	9.4%	8.8%	8.8%
Combined ratio	91.1%	88.5%	88.4%

Net premiums written for the Insurance – North American segment decreased in 2008, primarily due to lower new and renewal business for ACE USA, this segment’s U.S. – based retail division. Net premiums written in 2008 include ACE Private Risk Services which added $207 million to this segment’s net premiums written. ACE Private Risk Services was acquired in December 2007. Excluding ACE Private Risk Services, Insurance – North American’s net premiums written decreased seven percent in 2008, compared with 2007. ACE USA experienced competitive conditions across many of its units in 2008 which resulted in reductions in net premiums written in its middle-market and large risk workers’ compensation businesses, its property business, and its specialty businesses including aerospace, marine, medical facilities, and surety. In addition to these reductions for ACE USA, the year ended December 31, 2007, included a one-time assumed loss portfolio transfer program which produced approximately $170 million of net premiums written and earned. These ACE USA decreases were partially offset by increased writings in professional liability, foreign casualty, and A&H lines of business. For ACE Westchester, net premiums written decreased in 2008 due to competitive conditions throughout 2008 that resulted in lower premium volume in our casualty, inland marine, and property units. For 2008, higher crop premium partially offset these reductions as there were generally higher commodity prices during 2008 compared with 2007. ACE Bermuda experienced decreases in its excess liability business primarily due to lower production and retention as we declined or ceded business submitted to us with unfavorable rates relative to risk exposure. This trend was partially offset by growth in ACE Bermuda’s political risk business. The decrease in Insurance – North American’s net premiums written in 2007, compared with 2006, was primarily due to a decrease in new and renewal business at ACE Westchester, which experienced very competitive conditions on P&C lines. ACE Westchester also reported a decrease in retention of gross premiums written, primarily due to changes in business mix. ACE USA reported modest growth in 2007, driven primarily by specialty casualty and energy lines as well as professional risk and the large assumed portfolio transfer.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006	% change
				2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Line of Business
Property and all other	$1,576	$1,486	$1,296	6%	15%
Casualty	3,857	4,298	4,228	(10)%	2%
Personal accident (A&H)	246	223	195	10%	14%
Net premiums earned	$5,679	$6,007	$5,719	(5)%	5%
Entity/Division
ACE USA	$3,858	$4,196	$3,795	(8)%	11%
ACE Westchester	1,324	1,420	1,465	(7)%	(3)%
ACE Bermuda	359	391	459	(8)%	(15)%
ACE Private Risk Services	138	–	–	NM	–
Net premiums earned	$5,679	$6,007	$5,719	(6)%	5%

	2008 % of total	2007 % of total	2006 % of total
Line of Business
Property and all other	28%	25%	23%
Casualty	68%	71%	74%
Personal accident (A&H)	4%	4%	3%
Net premiums earned	100%	100%	100%
Entity/Division
ACE USA	68%	70%	66%
ACE Westchester	24%	24%	26%
ACE Bermuda	6%	6%	8%
ACE Private Risk Services	2%	0%	0%
Net premiums earned	100%	100%	100%

ACE USA’s reduction in net premiums earned in 2008 was primarily driven by the decrease in financial solutions business, as the prior year included approximately $170 million related to a one-time assumed loss portfolio transfer program. In addition, net premiums earned were lower in 2008 due to decreases in middle-market workers’ compensation business, large risk accounts and property, reflecting competitive market conditions and declining business that did not meet our selective underwriting standards. These reductions were partially offset by growth in ACE USA’s professional liability, specialty casualty, A&H, inland marine and foreign casualty units. ACE USA’s increase in net premiums earned in 2007, compared with 2006, was primarily driven by assumed loss portfolio business, as well as new business in the energy unit and growth in specialty casualty lines. ACE USA’s curtailment of middle market worker’s compensation business partially offset these increases. ACE Westchester’s reduction in net premiums earned over the last two years was primarily due to declines in casualty and inland marine business, which resulted from competitive market conditions. This trend was partially offset by crop business growth, which benefited from generally higher commodity prices for most of 2008 and in 2007. ACE Bermuda’s reduction in net premiums earned in 2008, compared with 2007, was a result of lower production, and the decrease in 2007, compared with 2006, was primarily due to the curtailment of financial solutions business.

Insurance – North American’s loss and loss expense ratio increased in 2008 and 2007. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Loss and loss expense ratio, as reported	71.8%	71.1%	70.4%
Catastrophe losses	(5.4)%	(0.3)%	– %
Prior period development	6.2%	(0.2)%	(1.2) %
Loss and loss expense ratio, adjusted	72.6%	70.6%	69.2%

Insurance – North American’s catastrophe losses were $298 million in 2008, compared with $16 million in 2007, and $nil in 2006. Catastrophe losses in 2008 were primarily related to Hurricanes Gustav and Ike. Insurance – North American incurred net favorable prior period development of $351 million in 2008. This compares with net adverse prior period development of $9 million and $65 million in 2007 and 2006, respectively. Refer to “Prior Period Development” for more information.

The increase in the loss and loss expense ratio as adjusted in 2008, compared with 2007, was primarily due to changes in business mix, specifically higher premiums from the crop business, which carries a relatively high current accident year loss ratio. In addition, the 2008 loss and loss expense ratio reflects increased loss costs, including higher incurred losses for non-catastrophe events that affected the property, marine and energy business units.

Insurance – North American’s policy acquisition cost ratio increased in 2008, compared with 2007, due in part to the inclusion of ACE Private Risk Services in 2008, which generates a higher acquisition cost ratio than our commercial P&C business. The increase also reflects higher acquisition costs on ACE Westchester’s crop/hail business, as 2008 included more profitable results on the first quarter final settlement than in 2007, as well as increased crop/hail production for 2008. The first quarter settlement in 2008 generated a higher profit share commission, which added approximately 0.8 percentage points to Insurance – North American’s 2008 policy acquisition cost ratio. In addition, higher assumed loss portfolio transfer business in 2007, which incurred low acquisition costs as is typical for these types of transactions, reduced the 2007 policy acquisition ratio by 0.2 percentage points. These increases in the 2008 policy acquisition cost ratio were partially offset by improvements at ACE Bermuda, primarily due to increased ceding commissions. The decrease in Insurance – North American’s 2007 policy acquisition cost ratio, compared with 2006, was primarily related to reductions in the policy acquisition cost ratio at ACE USA and ACE Westchester. For ACE USA, the reduction reflected higher ceding commissions as well as lower premium taxes due to reassessment of obligations for premium-based assessments and guaranty funds. For ACE Westchester, the reduction in the policy acquisition cost ratio was primarily due to lower profit share commissions on crop business in 2007, compared with 2006.

Insurance – North American’s administrative expense ratio increased in 2008, compared with 2007, reflecting the inclusion of ACE Private Risk Services unit, which generates higher administrative expense ratios than our commercial P&C business, and the reduction in net premiums earned. The administrative expense ratio was stable in 2007, compared with 2006.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations; the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488 and the international A&H and life business of Combined Insurance. This segment has four regions of operations; ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East, and ACE Latin America. Combined Insurance distributes specialty individual accident and supplemental health insurance products targeted to middle income consumers in Europe and Asia Pacific.

	2008	2007	2006	% change
				2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Net premiums written	$5,332	$4,568	$4,266	17%	7%
Net premiums earned	5,337	4,623	4,321	15%	7%
Losses and loss expenses	2,679	2,420	2,259	11%	7%
Future policy benefits	12	–	–	NM	–
Policy acquisition costs	1,193	963	856	24%	13%
Administrative expenses	793	669	609	19%	10%
Underwriting income	660	571	597	16%	(4)%
Net investment income	521	450	370	16%	22%
Net realized gains (losses)	(316)	(69)	(16)	NM	NM
Other (income) expense	(11)	(20)	10	(45)%	NM
Income tax expense	100	183	206	(45)%	(11)%
Net income	$776	$789	$735	(2)%	7%
Loss and loss expense ratio	50.4%	52.4%	52.3%
Policy acquisition cost ratio	22.4%	20.8%	19.8%
Administrative expense ratio	14.8%	14.5%	14.1%
Combined ratio	87.6%	87.7%	86.2%

Insurance – Overseas General’s net premiums written increased in 2008, compared with 2007, primarily due to the inclusion of Combined Insurance, which added $370 million of net premiums written, favorable foreign exchange impact, and growth in A&H business. During 2008, ACE International benefited from the strengthening of the euro, relative to the U.S. dollar (refer to the table below for the impact of foreign exchange on net premiums written and earned). The favorable foreign exchange impact began to reverse during the fourth quarter of 2008. ACE International continues to report growth in its A&H business, particularly in Latin America and Asia Pacific. On the P&C side, ACE International reported growth in emerging markets in Europe and the Middle East, Asia Pacific, and Latin America, offset by declines in the U.K. ACE Global Markets reported lower production in most product lines, particularly property, aviation, marine, and energy, primarily due to competitive conditions. Insurance – Overseas General’s net premiums written increased in 2007, compared with 2006, primarily due to favorable foreign exchange impact on ACE International’s results as both the euro and the pound sterling strengthened significantly relative to the U.S. dollar during 2007.

The following two tables provide a line of business and entity/divisional breakdown of Insurance – Overseas General’s net premiums earned for the years ended December 31, 2008, 2007, and 2006.

				% change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Line of Business
Property and all other	$1,855	$1,697	$1,617	9%	5%
Casualty	1,487	1,495	1,479	(1)%	1%
Personal accident (A&H)	1,995	1,431	1,225	39%	17%
Net premiums earned	$5,337	$4,623	$4,321	15%	7%
Entity/Division
ACE Europe	$2,132	$1,999	$1,819	7%	10%
ACE Asia Pacific	708	631	590	12%	7%
ACE Far East	425	365	361	16%	1%
ACE Latin America	778	633	521	23%	21%
ACE International	4,043	3,628	3,291	11%	10%
ACE Global Markets	923	995	1,030	(7)%	(3)%
Combined Insurance International	371	–	–	NM	–
Net premiums earned	$5,337	$4,623	$4,321	15%	7%

	2008 % of total	2007 % of total	2006 % of total
Line of Business
Property and all other	35%	37%	37%
Casualty	28%	32%	34%
Personal accident (A&H)	37%	31%	29%
Net premiums earned	100%	100%	100%
Entity/Division
ACE Europe	40%	43%	42%
ACE Asia Pacific	13%	14%	14%
ACE Far East	8%	8%	8%
ACE Latin America	15%	14%	12%
ACE International	76%	79%	76%
ACE Global Markets	17%	21%	24%
Combined Insurance International	7%	0%	0%
Net premiums earned	100%	100%	100%

Insurance – Overseas General’s net premiums earned increased in 2008, compared with 2007, primarily due to the added premiums from Combined Insurance, growth in A&H production, and favorable foreign exchange impact. Combined Insurance added $371 million to this segment’s 2008 net premiums earned. ACE International continues to benefit from growth in A&H business, particularly in ACE Asia Pacific and ACE Latin America. For several years, these regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base. Our A&H business is mainly personal accident with some supplemental medical cover, typically paying fixed amounts for claims, and is therefore, insulated from rising health care costs. Following decreased production over the last several quarters, ACE Global Markets reported decreases in net premiums earned.

Insurance – Overseas General reported an increase in net premiums earned in 2007, compared with 2006, primarily driven by favorable foreign exchange impact on ACE International business.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned, excluding Combined Insurance, for the periods indicated.

	2008	2007
Net premiums written:
Growth in original currency	6.2%	0.6%
Foreign exchange effect	2.4%	6.5%
Growth as reported in U.S. dollars	8.6%	7.1%
Net premiums earned:
Growth in original currency	5.1%	0.7%
Foreign exchange effect	2.3%	6.3%
Growth as reported in U.S. dollars	7.4%	7.0%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Loss and loss expense ratio, as reported	50.4%	52.4%	52.3%
Catastrophe losses	(1.6)%	(2.1)%	(0.1)%
Prior period development	5.7%	4.1%	1.7%
Loss and loss expense ratio, adjusted	54.5%	54.4%	53.9%

Net catastrophe losses for 2008 were $83 million, compared with $94 million and $3 million in 2007 and 2006, respectively. Catastrophe losses in 2008, were primarily related to Hurricanes Gustav and Ike, tornadoes in the U.S., and an earthquake in China. Insurance – Overseas General incurred net favorable prior period development of $304 million, $192 million, and $72 million in 2008, 2007 and 2006, respectively. Refer to “Prior Period Development” for more information. Our loss and loss expense ratio will tend to decrease on a comparative basis as the proportion of A&H business to P&C business grows. A&H business typically generates a much lower loss and loss expense ratio (and a higher policy acquisition cost ratio) than traditional P&C business. The impact of both the growth in A&H business relative to P&C and the addition of Combined Insurance resulted in a 1.0 percentage point decrease in the adjusted loss ratios for 2008. After considering this impact, the adjusted loss ratio for 2008, increased due to deteriorating market conditions.

Insurance – Overseas General’s policy acquisition cost ratio increased in 2008 compared with 2007, primarily due to the growth in A&H business and the impact of the recently acquired Combined Insurance business, which is predominantly A&H business. A&H business typically attracts higher commission rates than traditional P&C business. In addition, for 2008, reduced ceding commissions had the effect of increasing policy acquisition costs. In 2007, the increasing impact on policy acquisition costs from A&H growth was partially offset by increased ceding commissions at ACE Global Markets.

Insurance – Overseas General’s administrative expense ratio has been relatively stable over the last three years primarily due to expense management as it grows its businesses. For 2008, administrative expenses increased primarily due to unfavorable foreign exchange impact and the inclusion of administrative expenses related to Combined Insurance. Insurance – Overseas General’s administrative expense ratio increased in 2007, compared with 2006, primarily due to the impact of foreign exchange. Additionally, ACE International reported increased costs for 2007, associated with its entrance into emerging markets, specifically Eastern Europe and the Middle East, and in support of A&H growth at Asia Pacific.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

				% change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Net premiums written	$914	$1,197	$1,550	(24)%	(23)%
Net premiums earned	1,017	1,299	1,511	(22)%	(14)%
Losses and loss expenses	524	664	784	(21)%	(15)%
Policy acquisition costs	192	248	303	(23)%	(18)%
Administrative expenses	56	64	62	(13)%	3%
Underwriting income	245	323	362	(24)%	(11)%
Net investment income	309	274	221	13%	24%
Net realized gains (losses)	(163)	21	10	NM	110%
Other (income) expense	2	4	8	(50)%	(50)%
Income tax expense	30	32	38	(6) %	(16)%
Net income	$359	$582	$547	(38)%	6%
Loss and loss expense ratio	51.5%	51.1%	51.8%
Policy acquisition cost ratio	18.8%	19.1%	20.1%
Administrative expense ratio	5.5%	4.9%	4.1%
Combined ratio	75.8%	75.1%	76.0%

Global Reinsurance reported intense competition across the majority of its regions of operations over the last two years. This has resulted in significant declines in production, as clients increased their own risk retention and we adhered to our strict underwriting standards which meant not renewing several large policies. The following tables provide a line of business and entity/divisional breakdown of Global Reinsurance’s net premiums earned for the years ended December 31, 2008, 2007, and 2006.

				% change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions of U.S. dollars)
Line of Business
Property and all other	$229	$285	$354	(20)%	(19)%
Casualty	494	671	799	(26)%	(16)%
Property catastrophe	294	343	358	(14)%	(4)%
Net premiums earned	$1,017	$1,299	$1,511	(22)%	(14)%
Entity/Division
ACE Tempest Re Bermuda	$299	$356	$367	(16)%	(3)%
ACE Tempest Re USA	490	693	872	(29)%	(21)%
ACE Tempest Re Europe	212	241	272	(12)%	(11)%
ACE Tempest Re Canada	16	9	–	78%	NM
Net premiums earned	$1,017	$1,299	$1,511	(22)%	(14)%

	2008 % of total	2007 % of total	2006 % of total
Line of Business
Property and all other	22%	22%	23%
Casualty	49%	52%	52%
Property catastrophe	29%	26%	25%
Net premiums earned	100%	100%	100%
Entity/Division
ACE Tempest Re Bermuda	29%	27%	24%
ACE Tempest Re USA	48%	53%	58%
ACE Tempest Re Europe	21%	19%	18%
ACE Tempest Re Canada	2%	1%	–%
Net premiums earned	100%	100%	100%

Global Reinsurance’s net premiums earned decreased in 2008, compared with 2007, primarily due to lower production. ACE Tempest Re Bermuda reported a decline in net premiums earned due to non-renewed business, offset by $21 million of inward reinstatement premiums in connection with Hurricanes Ike and Gustav. ACE Tempest Re USA and ACE Tempest Re Europe reported declines in net premiums earned, primarily due to competitive conditions over the last two years, which reduced production. The decrease in net premiums earned in 2007, compared to 2006, was primarily due to lower production at ACE Tempest Re Bermuda, ACE Tempest Re USA, and ACE Tempest Re Europe.

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Loss and loss expense ratio, as reported	51.5%	51.1%	51.8%
Catastrophe losses	(17.6)%	(3.7)%	(0.9)%
Prior period development	16.0%	2.6%	0.4%
Loss and loss expense ratio, adjusted	49.9%	50.0%	51.3%

Global Reinsurance recorded net catastrophe losses of $186 million in 2008, mainly due to Hurricanes Ike and Gustav. This compares with net catastrophe losses of $49 million and $14 million in 2007 and 2006, respectively. Global Reinsurance incurred net favorable prior period development of $159 million in 2008. This compares with net favorable prior period development of $34 million and $5 million in 2007 and 2006, respectively. Refer to “Prior Period Development” for more information.

Global Reinsurance’s policy acquisition cost ratio decreased during 2008, compared with 2007, primarily due to the increase in inward catastrophe-related reinstatement premiums at ACE Tempest Re Bermuda. We pay little or no commission on reinstatement premiums written and earned. The decrease in the policy acquisition cost ratio in 2007, compared with 2006, was primarily due to changes in business mix and lower ceding commissions at ACE Tempest Re USA. Administrative expenses decreased in 2008, compared with 2007, primarily due to lower staffing costs. The administrative expense ratio increased over the last three years primarily due to the decrease in net premiums earned, partially offset by reduced staffing costs.

Life Insurance and Reinsurance

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE International Life, and the North American A&H and life business of Combined Insurance. ACE Life Re comprises two operations. The first provides reinsurance to primary life insurers for variable annuity guarantees and the other is a traditional life reinsurance company. ACE Life Re is currently not quoting on new opportunities in the variable annuity reinsurance marketplace. ACE International Life develops direct insurance opportunities in emerging markets, including Egypt, Taiwan, Thailand, Vietnam, the United Arab Emirates, and in China through a partially owned company. Combined Insurance distributes specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S. and Canada. Results for 2008 include Combined Insurance from April 1, 2008, the date of acquisition. We assess the performance of our life insurance and reinsurance business based on life underwriting income which includes net investment income.

(in millions of U.S. dollars)	2008	2007	2006
Net premiums written	$1,198	$381	$274
Net premiums earned	1,170	368	274
Losses and loss expenses	320	–	–
Future policy benefits	387	168	123
Policy acquisition costs	188	45	26
Administrative expenses	199	50	35
Net investment income	142	55	42
Life underwriting income	218	160	132
Net realized gains (losses)	(532)	(164)	(36)
Other (income) expense	12	1	–
Income tax expense (benefit)	30	(8)	(6)
Net income (loss)	$(356)	$3	$102

The following table provides a line of business breakdown of Life Insurance and Reinsurance’s underwriting income for the periods indicated.

				% change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions U.S. dollars)
Life underwriting income
ACE Life Re	$105	$181	$153	(42)%	18%
ACE International Life	(28)	(21)	(21)	33%	–
Combined Insurance	141	–	–	NM	–
Life underwriting income	$218	$160	$132	36%	21%

Life underwriting income increased in 2008, compared with 2007, primarily due to the inclusion of the operating results of the acquired Combined Insurance business.

• ACE Life Re’s (Life reinsurance) underwriting income decreased in 2008 due to increased benefit reserves primarily due to poor worldwide equity market performance. Benefit reserves reflect the expected value of future claims on earned premium exposures and fluctuate with movements in equity indices, interest rates and policyholder behavior. Net realized gains (losses), which we exclude from life underwriting income, relate primarily to changes in reported liabilities on GMIB reinsurance reported at fair value. We experienced significant net realized losses in 2008 which were caused by adverse financial market conditions, primarily poor equity market performance. Refer to “Critical Accounting Estimates” and “Fair Value Measurements” for more information.

• ACE International Life generated an underwriting loss in 2008 as we continue to incur start-up costs in several countries as we develop the business.

• The above table reflects Combined Insurance business beginning April 1, 2008, the date of acquisition. From April 1, 2008, through December 31, 2008, net premiums earned from Combined Insurance were $763 million.

Net Investment Income

(in millions of U.S. dollars)	2008	2007	2006
Fixed maturities	$1,972	$1,773	$1,463
Short-term investments	109	130	119
Equity securities	93	68	57
Other	(20)	25	26
Gross investment income	2,154	1,996	1,665
Investment expenses	(92)	(78)	(64)
Net investment income	$2,062	$1,918	$1,601

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income includes accretion from the new cost basis of securities for which other-than-temporary impairments have been recorded due to interest rate spreads. Accretion does not occur for securities where an other than temporary impairment was attributable to issuer specific credit events. Net investment income increased eight percent in 2008, compared with 2007, and 20 percent in 2007, compared with 2006. The increase in net investment income is primarily due to several years of positive operating cash flows which have resulted in a higher overall average invested asset base. The investment portfolio’s average market yield on fixed maturities was 6.4 percent at December 31, 2008, compared with 5.3 percent and 5.4 percent at December 31, 2007 and 2006, respectively. Included in Other investment income are changes in fair value of trading securities included within rabbi trusts maintained for compensation plans.

The following table shows the return on average invested assets for the years ended December 31, 2008, 2007, and 2006.

(in millions of U.S. dollars)	2008	2007	2006
Average invested assets	$41,502	$38,798	$34,007
Net investment income	$2,062	$1,918	$1,601
Return on average invested assets	5.0%	4.9%	4.7%

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when other-than-temporary impairments are recorded. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

Subject to investment guidelines approved by our Finance and Investment Committee of the Board of Directors (relating to asset classes, credit quality, and liquidity), our investment managers generally have the ability to sell securities from our available for sale investment portfolio with the concurrence of ACE management when they determine that an alternative security with comparable risks is likely to provide a higher investment return, considering the realized gain or loss on sale of the held security and differential in future investment income. Often, sales of individual securities occur when investment managers conclude there are changes in the credit quality of a particular security or, for other reasons, market value is apt to deteriorate. Further, we may sell securities when we conclude it is prudent to reduce a concentration in a particular issuer or industry. Therefore, securities sales volume may increase in a volatile credit market in which credit spreads and, thus, the market value of fixed maturity investments are subject to significant changes in a short period of time. The interest rate environment will tend to have a limited effect on securities sales volume but extreme conditions could have an effect on the magnitude of realized gains or losses. For example, in a declining interest rate environment, the market value of securities increases, resulting in a greater likelihood of net realized gains and we would, therefore, tend to reduce the average duration of our fixed maturity investment portfolio. An environment where interest rates are increasing would tend to have the opposite effect. The effect of a high level of realized losses or gains for a particular period will tend to be offset by increases or decreases in investment income, respectively, in subsequent periods. From a liquidity perspective, there is a risk is that we could be forced to sell a large volume of securities at a loss (i.e., in a high interest rate environment) to meet operating needs and are, thus, unable to reinvest proceeds to recoup such losses with future investment income (Refer to “Liquidity and Capital Resources” for more information).

We review our investments for other-than-temporary impairment based on the following:

• the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level;

• the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience, and other issuer-specific developments;

• our ability and intent to hold the security to the expected recovery period; and

• equity securities in an unrealized loss position for twelve consecutive months were generally impaired.

Given current market conditions, and in light of recent general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning in the third quarter of 2008 we have qualitatively evaluated our application of the parameters under which we consider a decline in value to be other-than-temporary. Similar to prior quarters, we evaluated investments in our portfolio where cost exceeded fair value and made certain judgments as to our ability to recover our cost. Our analysis, beginning with the third quarter of 2008, required us to consider carefully the duration and severity of decline and the root causes thereof. Specifically, we further evaluated during the quarter whether declines were related to temporary liquidity concerns and current market conditions, and therefore more likely to be temporary, or were instead related to specific credit events or issuer performance, and therefore more likely to be other-than-temporarily impaired. Using this refined evaluation process resulted in a lower dollar value of investments in an unrealized loss position being deemed other-than-temporarily impaired in comparison to our previous evaluation process. We believe the underlying credit quality of the portfolio supports the use of our modified approach. Refer to Note 4 e) to the Consolidated Financial Statements, under Item 8, which includes a table that summarizes all of our securities in an unrealized loss position at December 31, 2008.

When we determine that there is an other-than-temporary impairment, we record a write-down to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. For fixed maturity investments, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in income in future periods based upon the amount and timing of expected future cash flows of the security.

The following tables present our pre-tax net realized and unrealized gains (losses) for the years ended December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008			2007
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities and short-term investments	$(846)	$(2,091)	$(2,937)	$(98)	$48	$(50)
Equity securities	(349)	(363)	(712)	162	(122)	40
Other	(55)	(313)	(368)	37	73	110
Subtotal investments	(1,250)	(2,767)	(4,017)	101	1	100
Derivatives:
Equity and fixed income derivatives	(3)	–	(3)	(19)	–	(19)
Fair value adjustment on insurance derivatives	(650)	–	(650)	(185)	–	(185)
S&P put option	164	–	164	22	–	22
Fair value adjustment on other derivatives	83	–	83	16	–	16
Subtotal derivatives	(406)	–	(406)	(166)	–	(166)
Foreign exchange gains	23	–	23	4	–	4
Total gains (losses)	$(1,633)	$(2,767)	$(4,400)	$(61)	$(1)	$(62)

In 2008, we recorded net realized losses on derivative transactions. For a sensitivity discussion of the effect of changes in interest rates and equity indices on the fair value of derivatives and the resulting impact on our net income, refer to Item 7A.

Our net realized losses in 2008 included write-downs of $1.1 billion as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $141 million and $214 million in 2007 and 2006, respectively. The following table provides a breakdown of our other-than-temporary impairments and other net realized gains (losses) on investments for the year ended December 31, 2008.

	2008
	Price Impairment	Credit Impairment	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Investment grade corporate	$(245)	$(169)	$(36)	$(450)
High yield corporate	(233)	(13)	(56)	(302)
Mortgage-backed securities/Asset-backed securities	(100)	–	80	(20)
Convertible bonds	–	–	(74)	(74)
Fixed maturities and short- term investments	(578)	(182)	(86)	(846)
Equity securities	(248)	–	(101)	(349)
Other	(56)	–	1	(55)
Total	$(882)	$(182)	$(186)	$(1,250)

The allocation of other-than-temporary impairments between those primarily triggered by severity of price decline versus credit loss is judgmental given that it is difficult to discern, on a security by security basis, the portion, if any, of price decline attributable to credit loss. The Credit Impairment column includes securities where credit losses represent all, or substantially all, of the price decline reflected as other-than-temporary impairments. The Price Impairment column includes the remaining other-than-temporary impairments. In light of the magnitude of our other-than-temporary impairments in 2008 relative to prior periods, comparative information for 2007 and 2006 is not meaningful. Other Net Realized Gains (Losses) principally includes gains and losses from security sales.

Other-than-temporary impairments of fixed maturities in 2008 were concentrated in the financial services sector of our corporate securities and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Other-than-temporary impairments of fixed maturities in 2008 included approximately $150 million related to the filing of a Chapter 11 bankruptcy petition by Lehman Brothers. Other-than-temporary impairments of equity securities in 2008 of $248 million were driven by overall declines in the equity markets. Other-than-temporary impairments in 2007 and 2006 were $123 million and $198 million for fixed maturities, $16 million and $10 million for equities and $2 million and $6 million for other investments and were primarily due to an increase in market interest rates from the date of security purchase.

Our net realized and unrealized loss in 2008 included approximately $2.1 billion of decline in our investment grade fixed income portfolio and approximately $873 million on our high yield bond portfolio.

As of December 31, 2008, our U.S. investment portfolios held by U.S. legal entities included approximately $1.1 billion of gross unrealized losses on fixed income investments and $392 million of realized losses for impairments of fixed income investments related to temporary liquidity concerns and current market conditions. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $525 million related to these fixed income investments. This strategy allows us to fully recognize the associated deferred tax asset as we do not believe these losses will ever be realized, and accordingly, we did not record a valuation allowance against this deferred tax asset.

We engage in a securities lending program, which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. During 2008, certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in a $66 million unrealized loss. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Other Income and Expense Items

(in millions of U.S. dollars)	2008	2007	2006
Equity in net income (loss) of partially-owned companies	$(52)	$39	$(60)
Minority interest expense	11	7	8
Federal excise and capital taxes	16	18	10
Other	(14)	17	7
Other (income) expense	$(39)	$81	$(35)

Other (income) expense primarily comprises our equity in net income of Huatai Insurance Company of China, Limited and Assured Guaranty Ltd. (AGO), which is included in equity in net income of partially-owned companies. Our relationship with AGO is limited to our equity investment, which had a carrying value of $397 million, or $20.73 per share, compared with a market value of $218 million, or $11.40 per share, at December 31, 2008. We conduct no financial guaranty business directly or with AGO and we retain no financial guaranty exposures with AGO. Our investment is not other-than-temporarily impaired as of December 31, 2008.

On November 14, 2008, Assured Guaranty Ltd. (AGO) announced a definitive agreement to purchase Financial Security Assurance, Inc. (FSA) from Dexia SA (Dexia) for a purchase price of $722 million. This transaction will be funded by $361 million in cash and 44,657,000 common shares of AGO. The acquisition is expected to close in March 2009. AGO will finance the cash portion of the acquisition with proceeds from a public equity offering to WL Ross & Co LLC (WLR) at a per share price between a floor of $6.00 and a ceiling of $8.50. EITF 08-6, Equity Method Investment Accounting Considerations, requires ACE account for AGO’s issuance of shares, and resulting dilutive effect, as if we had sold a proportionate share of our investment. Assuming completion of the planned share issuances, ACE will no longer be deemed to exert significant influence over AGO and must account for our AGO investment as an available-for-sale equity security in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 requires that we then carry our AGO investment at fair value with any unrealized gains and losses reflected in other comprehensive income. Assuming AGO had completed its share issuances associated with the FSA acquisition on December 31, 2008, the application of FAS 115 would have reduced our book value by approximately $179 million.

Other income and expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years at December 31, 2008, compared with 3.5 years at December 31, 2007. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.3 billion at December 31, 2008. For the year ended December 31, 2008, we experienced net unrealized losses of approximately $2.8 billion, primarily due to widening of credit spreads. We have the ability and intent to hold these securities until they recover their cost. “Other investments” principally comprises direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $76 million at December 31, 2008, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio continues to be predominantly invested in investment grade fixed income securities and is broadly diversified across geographies, sectors and issuers. Our aggregate investment exposure to Lehman Brothers and American International Group has been and is a small percentage of our investment portfolio. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio. We provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer and our Treasurer. We also have well established strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost of our invested assets at December 31, 2008 and 2007.

	2008		2007
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$31,155	$33,109	$33,184	$32,994
Fixed maturities held to maturity	2,865	2,860	3,015	2,987
Short-term investments	3,350	3,350	2,631	2,631
	37,370	39,319	38,830	38,612
Equity securities	988	1,132	1,837	1,618
Other investments	1,362	1,368	1,140	880
Total investments	$39,720	$41,819	$41,807	$41,110

The fair value of our total investments decreased $2.1 billion in 2008. The decrease was primarily due to unrealized depreciation on investments, settlement of reverse repurchase agreements, redemption of our Preferred Shares, unfavorable foreign exchange impact, offset by the investing of operating cash flows and the net addition of Combined Insurance’s investment portfolio. Other investments increased primarily due to additional funding of limited partnerships and investment funds.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2008 and 2007. The first table lists investments according to type and the second according to S&P credit rating.

	2008		2007
(in millions of U.S. dollars)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$1,018	3%	$1,145	3%
Agency	2,027	5%	1,820	5%
Corporate	8,744	23%	9,015	23%
Mortgage-backed securities	10,986	29%	13,733	35%
Asset-backed securities	709	2%	1,150	3%
Municipal	2,124	6%	1,844	5%
Non-U.S.	8,412	23%	7,492	19%
Short-term investments	3,350	9%	2,631	7%
Total	$37,370	100%	$38,830	100%
AAA	$22,960	61%	$24,553	63%
AA	3,374	9%	3,747	10%
A	5,497	15%	4,590	12%
BBB	3,388	9%	3,297	8%
BB	1,119	3%	1,073	3%
B	934	3%	1,481	4%
Other	98	–	89	–
Total	$37,370	100%	$38,830	100%

Below-investment grade corporate fixed income portfolio

In accordance with our investment process, we invest in below-investment grade securities through investment portfolios managed by external investment managers that have investment professionals specifically dedicated to this asset class. At December 31, 2008, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately five percent of our fixed income portfolio. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. Our below-investment grade and non-rated portfolio includes approximately 500 issuers, with the greatest single exposure being $31 million. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers.

ACE manages high yield bonds as a distinct and separate asset class from investment grade bonds. ACE’s allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Four external investment managers are responsible for high yield security selection and portfolio construction. ACE’s high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation (approximately 0.1 percent of investment portfolio).

The table below summarizes our significant exposures to corporate bonds by market value and S&P credit rating as of December 31, 2008:

	December 31, 2008
	Market Value	Rating
	(in millions of U.S. dollars)
General Electric Co.	$459	AAA
JP Morgan Chase & Co.	365	A+
Bank of America Corp.	322	A+
Citigroup Inc.	293	A
AT&T Inc.	189	A
Wells Fargo & Co.	187	AA
Goldman Sachs Group Inc.	179	A
HSBC Holdings Plc	178	AA-
Wachovia Corp.	166	A+
Comcast Corp.	158	BBB+
Morgan Stanley	155	A
Time Warner Inc.	155	BBB+
Merrill Lynch & Co. Inc.	148	A+
Royal Bank of Scotland Group Plc	139	A
Verizon Communication Inc.	138	A
ConocoPhillips	115	A
Credit Suisse Group	106	A
XTO Energy Inc.	96	BBB
Banco Santander SA	95	AA
HBOS Plc	87	A+
Deutsche Telekom AG	87	BBB+
Telecom Italia SpA	86	BBB
American International Group	83	A-
Dominion Resources Inc./VA	76	A-
American Express	74	A
Total	$4,136

Municipal bond portfolio

Financial guarantee companies insure approximately $1.0 billion of our $2.1 billion municipal bond portfolio. These investments are made based on the underlying credit of the issuer and, as such, any decline in value because of a downgrade of bond insurers would be minimal. For example, without the AAA insurance guarantees, the average rating of this portfolio would fall to AA from AA+, which would result in a nominal decline in value. We would expect a similar market impact from the loss of AAA insurance guarantees on our $118 million in other investments wrapped by financial guarantors.

Mortgage-backed and asset-backed securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at December 31, 2008, are provided below:

Mortgage-backed and Asset-backed Securities

Fair Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$406	$–	$–	$–	$–	$406
FNMA	4,483	–	–	–	–	4,483
Freddie Mac	2,071	–	–	–	–	2,071
Total agency RMBS	6,960	–	–	–	–	6,960
Non-agency RMBS	1,764	56	34	24	7	1,885
Total RMBS	8,724	56	34	24	7	8,845
Commercial mortgage-backed	2,126	4	9	2	–	2,141
Total mortgage-backed securities	$10,850	$60	$43	$26	$7	$10,986
Asset-backed securities
Sub-prime	$60	$5	$6	$1	$4	$76
Credit Cards	53	–	15	6	–	74
Autos	312	44	5	8	–	369
Other	183	3	3	1	–	190
Total asset-backed securities	$608	$52	$29	$16	$4	$709

Mortgage-backed and Asset-backed Securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed
GNMA	$395	$–	$–	$–	$–	$395
FNMA	4,340	–	–	–	–	4,340
Freddie Mac	1,999	–	–	–	–	1,999
Total agency RMBS	6,734	–	–	–	–	6,734
Non-agency RMBS	2,454	84	63	43	7	2,651
Total RMBS	9,188	84	63	43	7	9,385
Commercial mortgage-backed	2,434	4	9	3	–	2,450
Total mortgage-backed securities	$11,622	$88	$72	$46	$7	$11,835
Asset-backed securities
Sub-prime	$77	$6	$8	$1	$4	$96
Credit Cards	55	–	16	8	–	79
Autos	324	49	5	9	–	387
Other	187	5	3	–	–	195
Total asset-backed securities	$643	$60	$32	$18	$4	$757

Restricted Assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments. Refer to Notes 9 and 10 to the Consolidated Financial Statements, under Item 8, for more information.

The following table identifies the value of restricted assets at December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007
Deposits with U.S. regulatory authorities	$1,165	$1,069
Deposits with non-U.S. regulatory authorities	1,863	2,101
Other pledged assets	805	510
Trust funds	7,712	5,775
	$11,545	$9,455

The value of restricted assets increased 22 percent in 2008 compared with 2007, primarily due to the increased use of trust funds in support of inter-company reinsurance and third party variable annuity business.

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at December 31, 2008 and 2007, is as follows:

(in millions of U.S. dollars)	2008	2007
Reinsurance recoverable on unpaid losses and loss expenses	$13,386	$13,990
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(451)	(470)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	12,935	13,520
Reinsurance recoverable on paid losses and loss expenses	1,122	1,050
Provision for uncollectible reinsurance on paid losses and loss expenses	(140)	(216)
Net reinsurance recoverable	$13,917	$14,354
Reinsurance recoverable on future policy benefits	$259	$8

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in reinsurance recoverable was due to a number of factors, the largest contributors are the decline due to foreign exchange revaluation of $387 million, collections on run-off business of approximately $774 million, a decrease in gross and ceded IBNR on run-off business as a result of a reserve review of $180 million offset by an increase of approximately $450 million of catastrophe losses ceded, primarily related to Hurricanes Gustav and Ike. The acquisition of Combined Insurance added $33 million to our reinsurance recoverable on unpaid losses and loss expenses and $261 million to our reinsurance recoverable on future policy benefits at the date of acquisition.

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

During 2008, we conducted an internal, ground-up review of our consolidated A&E liabilities as of December 31, 2007. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. As a result of our internal review, we increased our net loss reserves for the Brandywine operations, including A&E, by $65 million (net of reinsurance provided by NICO), while the gross loss reserves increased by $143 million. The conclusions of the external review provided estimates of ultimate net Brandywine liabilities that are little changed from a comparable study in 2006. We also decreased our net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million (net of NICO), while the gross loss reserves decreased by $10 million. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

The table below presents a roll forward of our consolidated A&E loss reserves (excludes Other run-off liabilities), allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables for the year ended December 31, 2008.

	Asbestos		Environmental(2)		Total
(in millions of U.S. dollars)	Gross	Net(1)	Gross	Net	Gross	Net
Balance at December 31, 2007	$2,942	$1,482	$418	$393	$3,360	$1,875
Incurred activity	97	2	19	(2)	116	–
Payment activity	(347)	(99)	(123)	(75)	(470)	(174)
Foreign currency revaluation	(63)	(16)	(4)	(2)	(67)	(18)
Balance at December 31, 2008	$2,629	$1,369	$310	$314	$2,939	$1,683

(1) The balance at December 31, 2007, was reduced by $10 million to reflect reserve reclassification between Asbestos and Other, refer to “Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities”.

(2) At December 31, 2008, net environmental reserves are higher than gross environmental reserves because they include the provision for uncollectible paid reinsurance recoverables.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2008, of $1.683 billion shown in the above table are comprised of $1.29 billion in reserves held by Brandywine run-off companies, $122 million of reserves held by Westchester Specialty, $154 million of reserves held by ACE Bermuda and $117 million of reserves held by Insurance – Overseas General.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the year ended December 31, 2008.

	Brandywine			NICO Coverage(2)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(1)	Total
Balance at December 31, 2007	$1,344	$1,089	$2,433	$1,630	$803
Incurred activity	61	6	67	–	67
Payment activity	(115)	(83)	(198)	(213)	15
Balance at December 31, 2008	$1,290	$1,012	$2,302	$1,417	$885

(1) Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business. The A&E and Other balances were increased by $21 million and $25 million, respectively, at December 31, 2007, to more properly reflect unallocated loss adjustment expense reserves as part of Brandywine. The Other reserve balance at December 31, 2007, was further increased by $24 million to reflect final activity on the fourth quarter 2007 NICO bordereau. As a result of these adjustments, the total A&E and Other balances at December 31, 2007, have been increased by $70 million.

(2) The balance at December 31, 2007, has been increased by $33 million to reflect final activity on the fourth quarter 2007 NICO bordereau.

The incurred activity was primarily related to our internal review of our consolidated A&E liabilities resulting in an increase to our net loss reserves for the Brandywine operations, including A&E, by $65 million, while the gross loss reserves increased by $143 million.

Westchester Specialty—impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2008, the remaining unused incurred limit under the 1998 NICO Agreement was $530 million, which is only available for losses and loss adjustment expenses. The increase in the remaining unused limit was primarily in connection with recording the results of our internal reserve review. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the year ended December 31, 2008.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(1)	Total
Balance at December 31, 2007	$214	$130	$344	$298	$46
Incurred activity	(51)	(3)	(54)	(41)	(13)
Payment activity	(41)	(2)	(43)	(41)	(2)
Balance at December 31, 2008	$122	$125	$247	$216	$31

(1) The A&E balance at December 31, 2007, has been reduced by $10 million to reflect reserve classification between Asbestos and Other. Other reserves, which consist primarily of non-A&E general liability and products liability losses, were increased by $10 million at December 31, 2007.

The incurred activity was primarily related to our internal review of our consolidated A&E liabilities resulting in a decrease to our net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million (net of NICO), while the gross loss reserves decreased by $10 million.

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

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2008 and 2007, for direct policies only, and excludes claims from assumed reinsurance.

	2008	2007
Asbestos (by causative agent)
Open at the beginning of year	1,169	1,391
Newly reported	75	87
Closed or otherwise disposed	46	309
Open at end of year	1,198	1,169
Environmental (by site)
Open at the beginning of year	5,132	6,424
Newly reported	250	206
Closed or otherwise disposed	678	1,498
Open at end of year	4,704	5,132

Closed or otherwise disposed claims were significantly higher in 2007, compared with 2008, following a review in 2007 of inactive files that revealed that payment was no longer sought on the files, therefore, the files were closed.

The following table shows our gross and net survival ratios for our A&E loss reserves and ALAE reserves at December 31, 2008 and 2007.

	2008 Survival Ratios				2007 Survival Ratios
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Asbestos	8.3	9.6	8.3	18.2	10.2	10.7	10.6	10.6
Environmental	3.5	5.3	2.7	4.5	4.5	6.6	5.7	9.8
Total	7.2	8.2	6.8	11.2	8.9	9.3	9.6	10.4

The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2008 (1 year survival ratio). The survival ratios provide only a very rough depiction of reserves, and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

The 1 year gross survival ratios for both asbestos and environmental decreased markedly from 2007 due to a number of large settlements in 2008. This has resulted in a decline in the three year gross ratios as well, though to a lesser degree than seen in the 1 year ratios. The 1 year net asbestos ratio of 18.2 was abnormally high because of the relatively large ceded reinsurance associated with asbestos payments in 2008.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine restructuring order, the full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2008, 2007 and 2006, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2008, was $25 million and approximately $112 million in statutory-basis losses have been ceded to the Aggregate Excess of Loss Agreement on an inception-to-date basis. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. The reduction in 2008 in statutory-basis losses ceded to the Aggregate Excess of Loss Agreement resulted principally from the cession of certain reinsurance amounts associated with estimates of reinsurer bad debt, to affiliated ACE companies, and from an increase in discount benefit. For

GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and we adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At December 31, 2008, approximately $407 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $393 million. At December 31, 2007, the remaining limit of coverage under the agreement was $228 million. The reduction in GAAP-basis losses ceded to the Aggregate Excess of Loss Agreement resulted principally from the previously mentioned cession of certain reinsurance bad debts to affiliated ACE companies. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. As of December 31, 2008, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.3 billion. At December 31, 2008, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.1 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2008, approximately $1.4 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2008, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $465 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $1.2 billion; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.2 billion (or nine percent of our total shareholders’ equity at December 31, 2008). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $141 billion. Our modeled single occurrence 1 in 100 return period California earthquake probable maximum loss, net of reinsurance is approximately $887 million; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any single California earthquake event could be in excess of $887 million (or approximately six percent our total shareholders’ equity at December 31, 2008). We estimate that at such hypothetical loss levels, the industry losses would be approximately $39 billion. ACE’s modeled losses reflect our in-force portfolio as of October 1, 2008 and reinsurance program as of January 1, 2009.

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

First, for losses arising out of North America, our core traditional program renewed on January 1, 2009, and we have purchased reinsurance coverage with the first layer being $200 million in excess of $500 million in all-risk coverage. We also purchased a reinsurance treaty that provides $95 million part of $150 million in coverage for U.S. property perils other than U.S. wind in excess of $700 million. In addition, to complement our core program, we purchased $50 million part of $150 million in excess of $960 million and approximately 50 percent of $49 million in excess of $911 million. Each program noted above has a single reinstatement available. In addition to the foregoing, we have in place a multi-year, peril-specific program from a major reinsurer that is backed by their credit worthiness and the issuance of fully collateralized catastrophe bonds. Under this coverage, we have $200 million of U.S. hurricane coverage in excess of an attachment point of approximately $712 million. In addition, we have purchased U.S. earthquake coverage with a territorial scope of California, the Pacific Northwest, and the central U.S. This cover is $50 million part of $200 million of loss incurred in excess of an attachment point of $690 million. Finally, we also purchased a combined U.S. earthquake (covering the three territories noted above) and U.S. hurricane top layer cover of $100 million part of $150 million of loss incurred in excess of an attachment point of $960 million. These multi-year programs do not have a reinstatement feature. To keep the expected loss the same each year of these multi-year covers, the attachment point is adjusted annually, either up or down, based upon an independent modeling firm’s review of the exposure data underlying each program. Fifty percent of the $200 million in excess of the $712 million attachment point in wind coverage, noted above, will expire in June 2009. We expect to replace this layer with a like amount of coverage but the final placement will be dependent upon price and terms available at that time. By way of comparison, the 2009 program has potentially approximately $20 million more in coverage for U.S. hurricane and California earthquake than the expiring program but our retention has increased. We consider our effective retention to be approximately $500 million but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other coverages purchased by individual business units.

Second, for losses arising outside of the U.S. and effective July 1, 2008, our core program is made up of two layers. We have protection of $50 million from a single catastrophic event in excess of the retention of $50 million with two reinstatements. In addition, we have another layer that provides $150 million in protection in excess of $100 million with one reinstatement. There is further protection above this core program for specific geographic regions, being $100 million in excess of $250 million for Asia Pacific and $150 million in excess of $250 million for Europe. Each of these top layers has a single reinstatement. In addition, there are various underlying per risk and catastrophe treaties underlying the core program’s retention of $50 million. In comparison to the prior year, the core program and the specific layers for Asia Pacific and Europe provide the same amount of coverage.

Crop Insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and conduct that business through Rain and Hail L.L.C., a managing general agency (MGA). We provide protection throughout the U.S. and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region.

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

Our hail program is a private offering. We use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our hail exposures through the use of township liability limits, quota-share reinsurance cessions, and stop-loss reinsurance on our net retained hail business.

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

The premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. During the first quarter of each calendar year our MGA reports to us the results from the previous crop year. Typically, this results in an adjustment to the previously estimated losses and loss expenses and profit share commission which impacts our policy acquisition costs. For example, for the quarter ended March 31, 2008, the 2007 crop-year settlement reduced our losses and loss expenses by approximately $105 million and gave rise to $44 million in profit share commission resulting in a net pre-tax benefit to income of approximately $61 million.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, our cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE’s Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends and to service debt and purchase investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Global market and economic conditions have been severely disrupted over the past year. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. However, we believe that our present cash flows from operations, investing activities and financing activities are sufficient to fund our working capital and debt obligation needs. We do not expect this to change in the near term due in part to factors such as the following:

• ACE’s balance sheet continues to reflect significant liquidity and a strong capital base. Our shareholders’ equity was $14 billion at December 31, 2008. Cash and AAA rated invested assets were $24 billion at December 31, 2008. Our sub-prime portfolio represented less than one percent of our investment portfolio at December 31, 2008, and we hold no collateralized debt obligations or collateralized loan obligations. We provide no credit default protection.

• We do not anticipate changes in our core insurance and reinsurance operations which would significantly impact liquidity, and we continue to maintain reinsurance contracts which limit the impact of potential catastrophic events.

• Our cash flows from operations have been relatively consistent, averaging over a $1 billion per quarter for the last five years. We expect our core insurance and reinsurance operations to continue to provide us with consistent cash flows going forward. Refer to “Cash Flows”, below.

• Financial flexibility at the holding company level remains strong given our operating companies’ dividend capacity.

• We anticipate minimal refinancing needs of existing debt over the next five years. Beyond five years, our current strategy is to schedule no more than $600 million maturing in any one year. Refer to the “Contractual Obligations and Commitments” table below.

• We have no main credit facility expiring within the next three years, and unused available credit of $729 million at December 31, 2008. We are not reliant on a single bank or group of banks and have not experienced unwillingness by our lenders to permit access to our existing credit facilities. At December 31, 2008, the minimum consolidated net worth require-

ment under covenants related to our main credit facilities was $11.97 billion and our actual consolidated net worth as calculated under applicable covenants was $16.2 billion. Refer to “Credit Facilities”, below.

• On December 19, 2008, Standard & Poor's announced that it was revising its outlook on ACE Limited and ACE’s core operating insurance companies to positive from stable. S&P also reaffirmed all of ACE's counterparty credit and financial strength ratings, including its A+ Financial Strength rating for the core operating companies. This is important since our customers look to our financial strength ratings when assessing our claims-paying ability, and certain of our credit facilities include financial strength covenants. Refer to “Ratings”, below.

• Throughout 2008, we were successful in executing securities repurchase agreements as a low-cost financing alternative to short-term debt, which allowed us to avoid liquidating higher-yielding or temporarily distressed assets in our investment portfolio.

• We have not recently relied on the securitization markets for liquidity and therefore are not impacted by its current state.

• Minimum funding requirements for our pension obligations are immaterial over the next year.

• We have filed a shelf registration statement, expiring in December 2011, under which we may issue debt or equity securities.

As an insurance company, one of our principal responsibilities to our clients is to ensure that we have ready access to funds to settle large unforeseen claims. We expect that positive cash flows from operations (underwriting activities and investment income) will be sufficient to cover cash outflows under most loss scenarios through 2009. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments and maintain available credit facilities (refer to “Credit Facilities” below). In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such durations tend to be longer. Given the current low-rate environment, at December 31, 2008, the average duration of our fixed maturity investments (3.6 years) is less than the average expected duration of our insurance liabilities (3.9 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems, decreases in the value of collateral supporting reinsurance recoverables or increases in collateral postings under our variable annuity reinsurance business). Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investment, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During 2008, we were able to meet all of our obligations, including the payment of dividends declared on our Ordinary Shares, Common Shares and Preferred Shares, with our net cash flows and dividends received. Should the need arise, we would expect to have access to the capital markets and other available credit facilities.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. In 2008, ACE Bermuda declared and paid dividends of $502 million ($168 million in the prior year period), and ACE Tempest Life Re declared and paid dividends of $1.2 billion ($nil in the prior year period). A portion of the dividends received were used in connection with the acquisition of Combined Insurance. We expect that a majority of our cash inflows in 2009 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA in 2008 and 2007. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

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

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the years ended December 31, 2008 and 2007.

• Our consolidated net cash flows from operating activities were $4.1 billion in 2008, compared with $4.7 billion in 2007. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income in 2008 was $1.2 billion compared with $2.6 billion in 2007. For 2008, significant adjustments included net realized gains (losses) of $1.6 billion, unpaid losses and loss expenses of $1.3 billion and accounts payable/accrued expenses of $638 million. The unpaid losses and loss expenses were significantly impacted by third quarter catastrophes and the first quarter settlement of the crop/hail business.

• Our consolidated net cash flows used for investing activities were $4.1 billion in 2008, compared with $4.5 billion in 2007. For the indicated periods, net investing activities were related primarily to net purchases and maturities on the fixed maturities portfolio and for 2008 included the acquisition of Combined Insurance of $2.56 billion.

• Our consolidated net cash flows from financing activities were $314 million in 2008, compared with net cash flows used for financing activities of $253 million in 2007. Net cash flows from financing activities in 2008, include $1.2 billion net proceeds from the issuance of long-term debt, partially offset by $575 million of net cash flows used for financing activities relating to the redemption of our Preferred Shares and dividends on our Common and Preferred Shares of $386 million.

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

In addition to cash from operations, routine sales of investments, and financing arrangements, we have entered into agreements with a bank provider to implement two international multi-currency notional cash pooling programs in order to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not co-mingled between legal entities. ACE entities may incur overdraft balances as a means to address short-term timing mismatches, and any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $150 million in the aggregate). Our revolving credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

We also utilize reverse securities repurchase agreements as a low-cost alternative for short-term funding needs. We utilized this funding source to fund part of the purchase of Combined Insurance. Refer to “Short-term Debt”.

Capital Resources

Capital resources consist of funds deployed, or available to be deployed, to support our business operations. The following table summarizes the components of our capital resources at December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007
Short-term debt	$471	$372
Long-term debt	2,806	1,811
Total debt	3,277	2,183
Trust preferred securities	309	309
Preferred Shares	–	557
Common shareholders’ equity	14,446	16,120
Total shareholders’ equity	14,446	16,677
Total capitalization	$18,032	$19,169
Ratio of debt to total capitalization	18.2%	11.4%
Ratio of debt plus trust preferred securities to total capitalization	19.9%	13.0%

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At December 31, 2008, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have increased due to the decrease in shareholders’ equity and increase in debt.

The following table reports the significant movements in our shareholders’ equity for the year ended December 31, 2008.

(in millions of U.S. dollars)
Total shareholders’ equity, beginning of year	$16,677
Net income	1,197
Dividends declared on Common Shares	(364)
Dividends declared on Preferred Shares	(24)
Redemption of Preferred Shares	(575)
Proceeds from exercise of stock options	97
Change (depreciation) on investments, net of income tax	(2,302)
Cumulative translation adjustment, net of income tax	(392)
Other movements, net	132
Total shareholders’ equity, end of year	$14,446

Total shareholders’ equity decreased $2.2 billion in 2008 due to several factors. Net income of $1.2 billion included realized losses after-tax of $1 billion on our investment portfolio and net fair value losses of $486 million on GMIBs. The change in net unrealized deprecation on investments of $2.3 billion was primarily due to the widening of credit spreads and the decline of the global equity markets. The cumulative translation declined as major currencies declined against the U.S. dollar.

Short-term Debt

At December 31, 2008, short-term debt included $205 million of 11.2 percent unsecured subordinated notes maturing in December 2009, and a $16 million term loan maturing in September 2009 (refer to Long-Term debt). In December 1999, ACE INA issued $300 million of 11.2 percent unsecured subordinated notes that mature December 2009; we repaid $100 million of this outstanding amount during 2002. We have a $200 million credit default swap in place that has the economic effect of reducing our cost of borrowing associated with this issuance. The minimum collateral in connection with the credit default swap is $70 million. In the event that we terminate the swap prematurely, we would be liable for certain transaction costs. The swap counterparty is a highly-rated financial institution and we do not anticipate non-performance. Prior to the maturity of the 11.2 percent unsecured subordinated notes, we will evaluate the public and private debt markets, and if terms at the desired tenor are inconsistent with our capital objectives, we may choose to retire the notes with available cash.

We have executed reverse repurchase agreements with certain counterparties whereby we agreed to sell securities and repurchase them at a date in the future for a predetermined price. During 2008, these included reverse repurchase agreements totaling $1 billion as part of the financing of the Combined Insurance acquisition and the October 2008 repayment of $250 million of ACE US Holdings senior notes. At December 31, 2008, short-term debt included $250 million of amounts owed to brokers under reverse repurchase agreements. These agreements expired on February 4, 2009, at which time we entered into another $250 million reverse repurchase agreement with a 90 day term.

In December 2008, we repaid the Australia Holdings PTY Ltd. AUD $100 million ($87 million at December 31, 2007) syndicated unsecured term loan.

Long-term Debt

Our total long-term debt of $2.8 billion is described in detail in Note 9 to the Consolidated Financial Statements, under Item 8.

In February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018 and, in April 2008, we entered into a $450 million unsecured term loan repayable in April 2013. The proceeds of the above-referenced reverse repurchase agreements, the notes, and the term loan were applied to pay a portion of the purchase price of the acquisition of Combined Insurance. In connection with the term loan, we simultaneously entered into a $450 million swap transaction that has the economic effect of fixing the interest rate at 4.15 percent for the term of the loan. The swap counterparty is a highly-rated financial institution and we do not anticipate non-performance.

In May 2008, ACE INA issued $450 million of 5.6 percent senior notes, due May 2015. The net proceeds plus available cash were used to redeem all $575 million of the 7.8 percent Preferred Shares and related depository shares in June 2008. Refer to Note 10 to the Consolidated Financial Statements, under Item 8.

In December 2008, ACE INA Holdings entered into a $66 million dual tranche floating interest rate term loan agreement. The first tranche, a $50 million three-year term loan due December 2011, has a floating interest rate based on LIBOR. Simultaneously, we entered into a swap transaction that has the economic effect of fixing the interest rate, excluding fees and expenses, at 5.61 percent for the full term of the loan. The second tranche, a $16 million nine-month term loan, due September 2009, has a floating interest rate based on LIBOR. Simultaneously, we entered into a swap transaction that has the economic effect of fixing the interest rate, excluding fees and expenses, at 3.02 percent for the full term of the loan. The swap counterparty is a highly-rated financial institution and we do not anticipate non-performance. The loan is unsecured and repayable on maturity and contains customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such debt. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

Trust Preferred Securities

The securities outstanding consist of $300 million of trust preferred securities due 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entity are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 9 f) to the Consolidated Financial Statements, under Item 8.

Common Shares

In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. At December 31, 2008, the par value of the Common Shares was CHF 33.14 following two quarterly par value reductions in the amount of CHF 0.30. Refer to “Effects of the Continuation on Dividends”, below.

Effects of the Continuation on Dividends

We have paid dividends each quarter since we became a public company in 1993. For information on dividend payment and timing, refer to Item 5 of this Form 10-K.

Under Swiss law all dividends and distributions through a reduction in par value must be approved in advance by our shareholders, though the determination of the record and payment dates may be delegated to our Board of Directors. Swiss law permits distributions to shareholders by way of par value reductions if (a) after the implementation of the par value reduction the reduced aggregate nominal value of the share capital and the statutory reserves is covered by net assets, (b) they are approved by shareholders at a general meeting, (c) our Swiss statutory auditor confirms to the general meeting in a written report that the claims of the creditors are fully covered despite the par value reduction, (d) creditors are informed by way of public notification in the Swiss Commercial Gazette that they can within two months ask for discharge of or the posting of security for their claims and (e) the par value reduction is registered in the Swiss commercial register.

We currently intend, subject to the discretion of our Board of Directors and the needs of our business, to propose at each annual general meeting, beginning with our annual general meeting in 2009, a reduction in par value that will be effected in four quarterly installments. The amount of a proposed par value reduction will be based on the Board of Directors’ determination of an appropriate U.S. dollar dividend for the succeeding year and will be converted into Swiss francs for purposes of obtaining shareholder approval based on the U.S. dollar/Swiss franc exchange rate shortly before the annual general meeting. At our 2008 annual general meeting, our shareholders approved payments of a dividend in the form of a par value reduction equal to CHF 0.90 per Common Share in the aggregate (equivalent at the time to U.S. $0.87 per Common Share), to be paid in three equal quarterly installments of CHF 0.30 (each equivalent at the time to U.S. $0.29 per Common Share).

Dividends, including distributions through a reduction in par value, must be declared by ACE in Swiss francs. However, we have arranged it such that these distributions are paid to our shareholders in U.S. dollars at the U.S. dollar/Swiss franc exchange rate shortly before the payment date. As a result, under the current process, shareholders will be exposed to fluctuations in the U.S. dollar/Swiss franc exchange rate between the date a dividend amount is determined and the relevant dividend payment date. For example, on January 12, 2009, we paid a quarterly dividend (through a reduction in par value) of U.S. $0.27 per Common Share to shareholders of record as of December 17, 2008. The payment amount was based on the January 5, 2009, U.S. dollar/Swiss Franc exchange rate of 1.083 applied to the quarterly par value reduction installment amount of CHF 0.30 referenced above.

Should we determine to pay dividends other than by a reduction in par value, under Swiss law, such dividends may be paid out only if the corporation has sufficient distributable profits from previous business years, or if the reserves of the corporation are sufficient to allow distribution of a dividend. The board of directors of a Swiss corporation may propose that a dividend be paid, but cannot itself set the dividend. The Company auditors must confirm that the dividend proposal of the board of directors conforms with statutory law. Prior to the distribution of dividends, five percent of the annual profits must be allocated to the general reserve until the amount of general reserves has reached twenty percent of the paid-in nominal share capital. Our Articles of Association can provide for a higher general reserve or for the creation of further reserves setting forth their purpose and use. Once this level has been reached and maintained, the shareholders meeting may approve a distribution of each year’s profit within the framework of applicable legal requirements. Dividends paid from retained earnings are usually due and payable immediately after the shareholders’ resolution relating to the allocation of profits has been passed. Under Swiss law, the statute of limitations in respect of claims for dividend payments is five years. As noted above, for the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2008.

	Payments Due By Period

(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the respective contracts
Deposit liabilities	$345	$44	$112	$30	$159
Purchase obligations	595	108	322	165	–
Limited partnerships – funding commitments	863	334	408	58	63
Operating leases	351	68	108	75	100
Short-term debt	471	471	–	–	–
Long-term debt	2,806	–	199	450	2,157
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	2,196	210	369	342	1,275
Total obligations in which payment amounts are determinable from the respective contracts	7,936	1,235	1,518	1,120	4,063
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,176	9,445	10,371	5,493	11,867
Estimated payments for future life and annuity policy benefits	4,280	284	461	366	3,169
Total contractual obligations and commitments	$49,392	$10,964	$12,350	$6,979	$19,099

The above table excludes the following items:

Pension Obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 14 to the Consolidated Financial Statements, under Item 8, for more information.

Liabilities for unrecognized tax benefits are recorded in accordance with issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). The FIN 48 liability for unrecognized tax benefits, including interest, was $150 million at December 31, 2008. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2008, we had $14 million in liabilities for income tax-related interest in our consolidated balance sheet. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit liabilities

Deposit liabilities include reinsurance deposit liabilities of $310 million and contract holder deposit funds of $35 million at December 31, 2008. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash we received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

Limited partnerships – funding commitments

In connection with our investments in limited partnerships, we have commitments that may require funding of up to $863 million over the next several years. The timing of the payment of these commitments is uncertain and will differ from our estimated timing in the table.

Operating lease commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through December 2033. We renew and enter into new leases in the ordinary course of business as required.

Estimated gross loss payments under insurance and reinsurance contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2008, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

Estimated payments for future life and annuity policy benefits

We establish reserves for future policy benefits for life and annuity contracts including, but not limited to, GMDBs and GMIBs. The amounts in the table are gross of fees or premiums due from the underlying contracts. The liability for future policy benefits for life and annuity contracts presented in our balance sheet is discounted and, with respect to GMIB reinsurance, reflected net of fees or premiums due from the underlying contracts, and with respect to GMDB reinsurance, does not consider benefit payments related to future fees or premiums not recognized through the balance sheet date. Accordingly, the estimated amounts in the table exceed the liability for future policy benefits for life and annuity contracts presented in our balance sheet. Payment amounts related to these reserves must be estimated and are not determinable from the contract. Due to the uncertainty with respect to the timing and amount of these payments, actual results could materially differ from the estimates in the table.

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

The following table shows our main credit facilities by credit line, usage, expiry date, and purpose at December 31, 2008.

(in millions of U.S. dollars)	Credit Line[1]	Usage	Expiry Date
Unsecured Liquidity Facilities
ACE Limited[2]	$500	$142	Nov. 2012
Unsecured Operational LOC Facilities
ACE Limited	1,000	811	Nov. 2012
Unsecured Capital Facilities
ACE Limited[3]	438	256	Dec. 2013
Total	$1,938	$1,209

(1) Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2) May also be used for LOCs.

(3) Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by ACE. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business and loss experience of such business.

The facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2008. These covenants include (but are not limited to):

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

At December 31, 2008, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $11.97 billion and our actual consolidated net worth as calculated under that covenant was $16.2 billion and b) our ratio of debt to total capitalization was 0.182 to 1.

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

Ratings

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

Debt ratings apply to short-term and long-term debt. These ratings are assessments of the likelihood that we will make timely payments of principal, interest, and preferred stock dividends.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the ACE Global Markets capital facility requires that collateral be posted if the S&P financial strength rating of ACE falls to BBB+ or lower. Similarly, we have private debt that would require us to post additional collateral if the S&P financial strength rating of ACE falls to BBB+ or lower. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P financial strength rating of ACE falls to BBB+ or lower, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2008, a one-notch downgrade of our S&P financial strength rating would result in an immaterial loss of premium or requirement for collateral to be posted (less than $25 million).

Recent Accounting Pronouncements

Refer to Note 2 r) to the Consolidated Financial Statements, under Item 8, for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices and foreign currency exchange rates. Further, through the writings of certain products such as credit derivatives (through our approximately 21 percent ownership of Assured Guaranty Ltd.) and GMIB and GMDB products, we are exposed to deterioration in the credit markets, decreases in interest rates, and declines in the equity markets. Our investment portfolio consists of both fixed income and equity securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates, equity prices, and foreign currency exchange rates.

The majority of our fixed income and all of our equity securities are classified as available for sale and, as such, changes in interest rates, equity prices, or foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Nevertheless, changes in interest rates and equity prices affect consolidated net income when, and if, a security is sold or a determination is made to incur a charge for impairment. From time to time, we also use investment derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2008 and 2007, our notional exposure to investment derivative instruments was $10.3 billion and $15.8 billion, respectively. In addition, as part of our investing activity, we purchase to be announced mortgage backed securities (TBAs). These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. Changes in the fair value of TBAs are included in net realized gains (losses) and therefore have an immediate effect on both our net income and shareholders’ equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2008. Our policies to address these risks in 2008 were not materially different from 2007. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table shows the impact on the market value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007

Fair value of fixed income portfolio	$37,370	$38,830
Pre-tax impact of 100 bps increase in interest rates	$1,329	$1,281
Percentage of total fixed income portfolio at fair value	3.6%	3.3%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income.

Although our debt, Preferred Shares (redeemed in 2008), and trust preferred securities (collectively referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. The following table shows the impact on the market value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario) at December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007

Fair value of debt obligations	$3,344	$3,169
Impact of 100 bps decrease in interest rates	$179	$235
Percentage of total debt obligations at fair value	5.3%	7.4%

Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Equity price risk – equity portfolio

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. The following table provides more information on our exposure to equity price risk at December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007
Fair value of equity securities	$988	$1,837
Pre-tax impact of 10 percent decline in market prices for equity exposures	$99	$184

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro, and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007
Fair value of net assets denominated in foreign currencies	$1,127	$1,651
Percentage of fair value of total net assets	7.8%	9.9%
Pre-tax impact on equity of hypothetical 10 percent strengthening of the U.S. dollar	$84	$150

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with SOP 03-1 (SOP reserves) and changes in these reserves are reflected as life and annuity benefit expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative according to FAS 133. The fair value liability established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the SOP 03-1 reserves. Changes in the fair value of the GMIB liability, net of associated changes in the calculated SOP 03-1 reserve, are reflected as realized gains or losses.

ACE views our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

The ultimate risk to the variable annuity guaranty reinsurance business is a long-term underperformance of investment returns, which can be exacerbated by a long-term reduction in interest rates. Following a market downturn, continued market underperformance over a period of five to seven years would eventually result in a higher level of paid claims as policyholders accessed their guarantees through death or annuitization. However, if market conditions improved following a downturn, SOP 03-1 reserves and fair value liability would fall reflecting a decreased likelihood of future claims, which would result in an increase in both life underwriting income and net income.

As of December 31, 2008, management established the SOP 03-1 reserve based on the benefit ratio calculated using actual market values at December 31, 2008. Management exercises judgment in determining the extent to which short-term market movements impact the SOP 03-1 reserve. The SOP 03-1 reserve is based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management will, in keeping with the language in SOP 03-1, regularly examine both quantitative and qualitative analysis and management will determine if, in its judgment, the change in the calculated benefit ratio is of sufficient magnitude and has persisted for a sufficient duration to warrant a change in the benefit ratio used to establish the SOP 03-1 reserve. This has no impact on either premium received or claims paid nor does it impact the long-term profit or loss of the variable annuity guarantee reinsurance.

The SOP 03-1 reserve and fair value liability calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The table below shows the sensitivity, as of December 31, 2008, of the SOP 03-1 reserves and fair value liability associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes instruments purchased in January 2009, to partially offset the risk in the variable annuity guarantee reinsurance portfolio. Although these derivatives do not receive hedge accounting treatment, some portion of the change in value may be used to offset changes in the SOP 03-1 reserve.

The following table provides more information on our exposure to variable annuity sensitivities to equities and interest rates at December 31, 2008.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%
(in millions of U.S. dollars)

+100 bps	(Increase)/decrease in SOP reserve	$89	$25	$(60)	$(166)
	(Increase)/decrease in net FVL	222	135	55	(15)
	(Increase)/decrease in hedge value	(80)	(20)	46	118
	(Increase)/decrease in net income	$231	$140	$41	$(63)
Flat	(Increase)/decrease in SOP reserve	$69	$–	$(91)	$(204)
	(Increase)/decrease in net FVL	91	–	(89)	(168)
	(Increase)/decrease in hedge value	(61)	–	67	140
	(Increase)/decrease in net income	$99	$–	$(113)	$(232)
-100 bps	(Increase)/decrease in SOP reserve	$33	$(41)	$(138)	$(258)
	(Increase)/decrease in net FVL	(87)	(189)	(281)	(356)
	(Increase)/decrease in hedge value	(40)	22	90	163
	(Increase)/decrease in net income	$(94)	$(208)	$(329)	$(451)

	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
Sensitivities to Other Economic Variables (in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%

(Increase)/decrease in SOP reserve	$–	$–	$–	$–	$–	$–
(Increase)/decrease in net FVL	65	(104)	(6)	7	(6)	2
(Increase)/decrease in hedge value	–	–	–	–	5	(5)
(Increase)/decrease in net income	$65	$(104)	$(6)	$7	$(1)	$(3)

	Mortality		Lapses		Annuitization
Sensitivities to Actuarial Assumptions (in millions of U.S. dollars)	+10%	-10%	+25%	-25%	+25%	-25%

(Increase)/decrease in SOP reserve	$(26)	$27	$20	$(23)	$(11)	$14
(Increase)/decrease in net FVL	11	(11)	135	(166)	(97)	105
(Increase)/decrease in hedge value	–	–	–	–	–	–
(Increase)/decrease in net income	$(15)	$16	$155	$(189)	$(108)	$119

The above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads impacts the rate used to discount cash flows in the fair value model. The table above demonstrates, for example, that a 10 percent decrease in worldwide equities, all else equal, would increase our SOP 03-1 reserves by $91 million (subject to management judgment as described above) and cause a net realized loss of $89 million, offset by an increase in hedge value of $67 million, for a total reduction in net income of $113 million. The hedge sensitivity is from December 31, 2008 market levels, but includes hedges entered into in January 2009. Because the new hedges were purchased after December 31, 2008, the increase (decrease) in hedge value for each of the above scenarios relative to December 31, 2008 market conditions, would be $25 million lower (higher).

The above sensitivities are not directly additive, because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the SOP 03-1 reserve and fair value liability is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the SOP 03-1 reserve and fair value liability as well as the sensitivities to changes in market factors shown above.

If the global equity market were to experience a 20 percent decrease from levels at December 31, 2008, all else being equal, any additional incremental capital required over the increase in SOP 03-1 reserves, would be approximately offset by the increase in value of currently held hedge assets. Changes in other market factors have a minor impact on required capital. However, we would be required to post additional collateral.

From inception (July 2000) to December 31, 2008, the variable annuity guarantee reinsurance portfolio has produced the following cumulative results. Any increase in SOP 03-1 reserves and fair value liability should be taken in context of these results:

Net premiums earned $1.06 billion

Claims paid $104 million

SOP 03-1 reserves held at December 31, 2008 $347 million

Fair value GMIB liability held at December 31, 2008 $811 million

Life underwriting income $685 million

Net loss $11 million

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2008.

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13(a) -15(e) and Rule 15(d) -15(e) under the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP’s audit report is included on page F-4.

ITEM 9A(T).	Controls and Procedures

Item not applicable.

ITEM 9B.	Other Information

Item not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors”, “Corporate Governance – Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2007?”, “Corporate Governance – How are Directors Nominated?”, and “Corporate Governance – The Committees of the Board – The Audit Committee” of the definitive proxy statement for the 2009 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

This item is incorporated by reference to the sections entitled “Executive Compensation” of the definitive proxy statement for the 2009 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	9,897,977	$46.32	11,580,902
Equity compensation plans not approved by security holders(3)	25,586	$16.19	–
Total	9,923,563	$46.24	11,580,902

(1) These totals include securities available for future issuance under the following plans:

i.	ACE Limited 2004 Long-Term Incentive Plan. (the “2004 LTIP”) A total of 19,000,000 Common Shares of the Company are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 19,000,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the “Prior Plans”) that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2008, a total of 10,591,090 shares remain available for future issuance under this plan.
ii.	ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares were authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units; the number of shares available for awards other than options and stock appreciation rights was 3,232,485 shares. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.
iii.	ACE Limited 1995 Long-Term Incentive Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as options, stock appreciation rights, and restricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.
iv.	ACE Limited 1999 Replacement Long Term Incentive Plan. A total of 4,770,555 shares were authorized to be issued pursuant to awards to be made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.
v.	ACE Limited 1995 Outside Directors Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as options, restricted stock, and unrestricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

vi.	Employee Stock Purchase Plan. A total of 3,000,000 shares are authorized for purchase at a discount. As of December 31, 2008, 989,812 shares remain available for future issuance under this plan.

(2) This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

i.	ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year was five percent of the adjusted average of the outstanding Ordinary Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.
ii.	ACE Limited 1995 Outside Directors Plan. The total number of shares available for awards under this plan in any fiscal year was 0.5 percent of the adjusted average of the outstanding Common Shares of the Company, as that number was determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under the plan and any shares of stock subject to any outstanding award under the plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(3) This plan category consists of the following plan:

ACE Limited 1999 Replacement Stock Plan. This plan authorized awards to persons employed by the Company in conjunction with the Company’s acquisition of Capital Re Corporation as replacement for Capital Re Corporation awards. A total of 25,586 options with a weighted average exercise price of $16.19 are outstanding as replacement awards under this plan. This plan also permitted awards to employees or other persons providing services to the Company or its subsidiaries. A total of 25,000 options with a weighted average exercise price of $36.30 are outstanding as new awards made to employees of the Company or its subsidiaries under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan.

Additional information is incorporated by reference to the section entitled “Information About our Common Share Ownership” of the definitive proxy statement for the 2009 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance – What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance – What Related Person Transactions Do We Have?”, and “Corporate Governance – Director Independence and Other Information” of the definitive proxy statement for the 2009 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Election of Auditors – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2009” of the definitive proxy statement for the 2009 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	4	December 17, 2008	001-11778

3.2	Organizational Regulations of the Company	8-K	4.2	July 18, 2008	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	December 17, 2008	001-11778

4.2	Organizational Regulations of the Company	8-K	4.2	July 18, 2008	001-11778

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008	000-11778

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002	001-11778

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-3	4.5	August 12, 1999	333-78841

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

4.7	Supplemental Indenture No. 1, dated December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.39	March 29, 2000	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.8	Supplemental Indenture No. 2 and waiver, dated February 16, 2000, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	4.11	March 16, 2006	011-11778

4.9	Supplemental Indenture No. 3, dated December 21, 2007, by and between ACE INA Holdings Inc., and The Bank of New York	10-K	4.12	February 29, 2008	001-11778

4.10	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.11	Supplemental indenture and waiver, dated February 16, 2000, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.14	March 16, 2006	011-11778

4.12	Supplemental indenture No. 2, dated June 1, 2003, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.15	March 16, 2006	011-11778

4.13	Supplemental indenture No. 3, dated September 1, 2004, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.16	March 16, 2006	011-11778

4.14	Supplemental indenture No. 4, dated December 21, 2007, made by and between ACE US Holdings, Inc., and The Bank of New York	10-K	4.18	February 29, 2008	001-11778

4.15	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006	011-11778

4.16	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006	011-11778

4.17	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006	011-11778

10.1*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007	011-11778

10.2*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.3	Amendment and waiver to the Stock Purchase Agreement dated January 26, 2006, among Century Indemnity Company, ACE INA International Holdings, Ltd. and Randall & Quilter Investment Holdings Limited	10-K	10.5	March 16, 2006	001-11778

10.4	Stock Purchase Agreement dated December 14, 2007, between ACE Limited and Aon Corporation	10-K	10.4	February 29, 2008	001-11778

10.5	Assurance of Discontinuance and Voluntary Compliance with the Office of the New York Attorney General, the Office of the Attorney General of the State of Illinois and the Attorney General of the State of Connecticut	8-K	10.1	April 28, 2006	001-11778

10.6	Stipulation with the New York State Department of Insurance	8-K	10.2	April 28, 2006	001-11778

10.7	Settlement Agreement dated May 9, 2007, between ACE Group Holdings, Inc., and certain of its subsidiaries, and the Pennsylvania Insurance Department and the Pennsylvania Office of the Attorney General.	8-K	10.1	May 14, 2007	001-11778

10.8	Ninth Amendment Agreement dated as of 10 July, 2008 to Letter of Credit Facility Agreement originally dated as of 19 November, 1999 (as most recently amended pursuant to the Seventh Amendment and Restatement Agreement dated 17 November, 2006 and the Eighth Amendment Agreement dated as of 16 November, 2007) between, among others, the Company, as account party, certain subsidiaries thereof, as guarantors, various banks and Citibank International plc, as agent and security trustee for the banks.	8-K	10.5	July 16, 2008	001-11778

10.9	Credit Agreement for £100,000,000 dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	10-K	10.8	March 16, 2006	001-11778

10.10	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc as agent	10-Q	10.5	August 7, 2007	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.11	Second Amendment and Waiver dated as of July 10, 2008, to the Credit Agreement for £100,000,000 dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	8-K	10.4	July 16, 2008	001-11778

10.13	Amended and Restated Credit Agreement for $600,000,000 dated December 15, 2005, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities and Barclays Capital as joint lead arrangers and joint bookrunners	10-K	10.9	March 16, 2006	001-11778

10.14	First amendment dated June 22, 2007, amending the Amended and Restated Credit Agreement dated December 15, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	10.6	August 7, 2007	001-11778

10.15	Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.1	November 14, 2007	001-11778

10.16	First Amendment and Waiver dated as of July 10, 2008, to the Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.7	July 18, 2008	001-11778

10.17	First amendment dated June 22, 2007, amending the unsecured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as administrative agent	10-Q	10.3	August 7, 2007	001-11778

10.18	Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.19		First Amendment and Waiver dated July 10, 2008, to the Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.6	July 16, 2008	001-11778

10.20		First amendment dated June 22, 2007, amending the secured Amended and Restated Reimbursement Agreement dated July 1, 2005, among ACE Limited, certain subsidiaries thereof, various lenders and Wachovia Bank, National Association, as administrative agent	10-Q	10.4	August 7, 2007	001-11778

10.21		Term loan agreement dated April 1, 2008, among ACE Limited, certain subsidiaries, various lenders and Bank of America, N.A., as administrative agent.	10-Q	10.5	May 8, 2008	001-11778

10.22		First Amendment and Waiver dated July 10, 2008, to the Term loan agreement dated April 1, 2008, among ACE Limited, certain subsidiaries, various lenders and Bank of America, N.A., as administrative agent.	8-K	10.8	July 16, 2008	001-11778

10.23	*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.24	*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

10.25	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004	001-11778

10.26	*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007	001-11778

10.27	*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008	001-11778

10.28	*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008	001-11778

10.29	*	ACE Limited Executive Severance Plan as amended and restated, effective January 1, 2009					X

10.30	*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.31	*	Description of Executive Officer cash compensation for 2008					X

10.32	*	Director compensation under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.25	March 1, 2007	001-11778

10.33	*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.34	*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006	001-11778

10.35	*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006	001-11778

10.36	*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)					X

10.37	*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.38	*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008	001-11778

10.39	*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)					X

10.40	*	Deferred Compensation Plan Amendments, effective January 1, 2009					X

10.41	*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008	001-11778

10.42	*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009					X

10.43	*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000	001-11778

10.44	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007	001-11778

10.45	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007	001-11778

10.46		ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Fourth Amendment)					X

10.47	*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.48	*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007	001-11778

10.49	*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007	001-11778

10.50	*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.51	*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.52	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fourth Amendment)	8-K	10.2	July 16, 2008	001-11778

10.53	*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.3	November 8, 2006	001-11778

10.54	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.55	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.56	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.57	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.4	November 8, 2006	001-11778

10.58	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.1	May 8, 2008	001-11778

10.59	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.2	May 8, 2008	001-11778

10.60	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.					X

10.61	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

10.62	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008	001-11778

10.63	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

10.64	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.65	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008	001-11778

10.66	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006	001-11778

10.67	*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006	001-11778

10.68	*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007	001-11778

10.69	*	ACE Limited Employee Stock Purchase Plan (as amended effective March 1, 2007)					X

12.1		Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1		Subsidiaries of the Company					X

23.1		Consent of PricewaterhouseCoopers LLP					X

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Limited

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN G. GREENBERG Evan G. Greenberg	Chairman, President, Chief Executive Officer; Director	February 26, 2009

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	February 26, 2009

/S/ MARY A. CIRILLO Mary A. Cirillo	Director	February 26, 2009

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	February 26, 2009

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	February 26, 2009

/S/ JOHN A. KROL John A. Krol	Director	February 26, 2009

/S/ PETER MENIKOFF Peter Menikoff	Director	February 26, 2009

/S/ LEO F. MULLIN Leo F. Mullin	Director	February 26, 2009

/S/ THOMAS J. NEFF Thomas J. Neff	Director	February 26, 2009

Signature	Title	Date

/S/ ROBERT RIPP Robert Ripp	Director	February 26, 2009

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	February 26, 2009

/S/ OLIVIER STEIMER Olivier Steimer	Director	February 26, 2009

/S/ GARY M. STUART Gary M. Stuart	Director	February 26, 2009

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

As of December 31, 2008, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2008, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/S/ EVAN G. GREENBERG Evan G. Greenberg Chairman and Chief Executive Officer	/S/ PHILIP V. BANCROFT Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Responsibility for Financial Statements and Internal Controls Over Financial Reporting appearing under Item 15 (1). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2009

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

December 31, 2008 and 2007 (in millions of U.S. dollars, except share and per share data)	December 31 2008	December 31 2007
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $33,109 and $32,994) (includes hybrid financial instruments of $239 and $282)	$31,155	$33,184
Fixed maturities held to maturity, at amortized cost (fair value – $2,865 and $3,015)	2,860	2,987
Equity securities, at fair value (cost – $1,132 and $1,618)	988	1,837
Short-term investments, at fair value and amortized cost	3,350	2,631
Other investments (cost – $1,368 and $880)	1,362	1,140
Total investments	39,715	41,779
Cash	867	510
Securities lending collateral	1,230	2,109
Accrued investment income	443	416
Insurance and reinsurance balances receivable	3,453	3,540
Reinsurance recoverable on losses and loss expenses	13,917	14,354
Reinsurance recoverable on future policy benefits	259	8
Deferred policy acquisition costs	1,214	1,121
Value of business acquired	823	–
Prepaid reinsurance premiums	1,539	1,600
Goodwill and other intangible assets	3,747	2,838
Deferred tax assets	1,835	1,087
Investments in partially-owned insurance companies (cost – $737 and $686)	832	773
Other assets	2,183	1,955
Total assets	$72,057	$72,090
Liabilities
Unpaid losses and loss expenses	$37,176	$37,112
Unearned premiums	5,950	6,227
Future policy benefits	2,904	545
Insurance and reinsurance balances payable	2,841	2,843
Deposit liabilities	345	351
Securities lending payable	1,296	2,109
Payable for securities purchased	740	1,798
Accounts payable, accrued expenses, and other liabilities	2,635	1,825
Income taxes payable	138	111
Short-term debt	471	372
Long-term debt	2,806	1,811
Trust preferred securities	309	309
Total liabilities	57,611	55,413
Commitments and contingencies
Shareholders’ equity
Preferred Shares	–	2
Common Shares (CHF 33.14 and $0.041666667 par value, 335,413,501 and 329,704,531 shares issued, 333,645,471 and 329,704,531 shares outstanding)	10,827	14
Common Shares in treasury (1,768,030 and nil shares)	(3)	–
Additional paid-in capital	5,464	6,812
Retained earnings	74	9,080
Deferred compensation obligation	3	3
Accumulated other comprehensive (loss) income	(1,916)	769
Common Shares issued to employee trust	(3)	(3)
Total shareholders’ equity	14,446	16,677
Total liabilities and shareholders’ equity	$72,057	$72,090

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars, except per share data)	2008	2007	2006
Revenues
Gross premiums written	$19,242	$17,740	$17,401
Reinsurance premiums ceded	(6,162)	(5,761)	(5,371)
Net premiums written	13,080	11,979	12,030
Change in unearned premiums	123	318	(205)
Net premiums earned	13,203	12,297	11,825
Net investment income	2,062	1,918	1,601
Net realized gains (losses)	(1,633)	(61)	(98)
Total revenues	13,632	14,154	13,328
Expenses
Losses and loss expenses	7,603	7,351	7,070
Future policy benefits	399	168	123
Policy acquisition costs	2,135	1,771	1,715
Administrative expenses	1,737	1,455	1,456
Interest expense	230	175	176
Other (income) expense	(39)	81	(35)
Total expenses	12,065	11,001	10,505
Income before income tax and cumulative effect of a change in accounting principle	1,567	3,153	2,823
Income tax expense	370	575	522
Income before cumulative effect of a change in accounting principle	1,197	2,578	2,301
Cumulative effect of a change in accounting principle	–	–	4
Net income	$1,197	$2,578	$2,305
Other comprehensive (loss) income
Unrealized appreciation (depreciation) arising during the year	(3,948)	(3)	289
Reclassification adjustment for net realized (gains) losses included in net income	1,189	27	64
	(2,759)	24	353
Change in:
Cumulative translation adjustment	(590)	105	135
Pension liability	23	(4)	20
Other comprehensive (loss) income, before income tax	(3,326)	125	508
Income tax (expense) benefit related to other comprehensive income items	647	(60)	(113)
Other comprehensive (loss) income	(2,679)	65	395
Comprehensive (loss) income	$(1,482)	$2,643	$2,700
Basic earnings per share before cumulative effect of a change in accounting principle	$3.57	$7.79	$7.01
Cumulative effect of a change in accounting principle	–	–	0.01
Basic earnings per share	$3.57	$7.79	$7.02
Diluted earnings per share before cumulative effect of a change in accounting principle	$3.53	$7.66	$6.90
Cumulative effect of a change in accounting principle	–	–	0.01
Diluted earnings per share	$3.53	$7.66	$6.91

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)	2008	2007	2006
Preferred Shares
Balance – beginning year	$2	$2	$2
Preferred Shares redeemed	(2)	–	–
Balance – end of year	–	2	2
Common Shares
Balance – beginning of year	14	14	13
Exercise of stock options	6	–	–
Common Shares stock dividend	10,985	–	–
Dividends declared on Common Shares-par value reduction	(178)	–	–
Shares issued	–	–	1
Balance – end of year	10,827	14	14
Common Shares in treasury
Balance – beginning of year	–	–	–
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	(3)	–	–
Balance – end of year	(3)	–	–
Additional paid-in capital
Balance – beginning of year	6,812	6,640	6,569
Preferred Shares redeemed	(573)	–	–
Net shares redeemed under employee share- based compensation plans	(14)	(17)	(14)
Exercise of stock options	91	65	67
Share-based compensation expense	126	100	88
Tax benefit on share-based compensation expense	12	24	4
Common Shares stock dividend	(990)	–	–
Reclassification of unearned stock grant compensation	–	–	(69)
Cumulative effect of a change in accounting principle	–	–	(5)
Balance – end of year	5,464	6,812	6,640
Unearned stock grant compensation
Balance – beginning of year	–	–	(69)
Reclassification of unearned stock grant compensation	–	–	69
Balance – end of year	–	–	–
Retained earnings
Balance – beginning of year	9,080	6,906	4,965
Effect of partial adoption of FAS 157	(4)	–	–
Effect of adoption of FAS 159	6	–	–
Effect of adoption of FIN 48	–	(22)	–
Effect of adoption of FAS 155	–	12	–
Balance – beginning of year, adjusted for effect of adoption of new accounting principles	9,082	6,896	4,965
Net income	1,197	2,578	2,305
Dividends declared on Common Shares	(186)	(349)	(319)
Dividends declared on Preferred Shares	(24)	(45)	(45)
Common Shares stock dividend	(9,995)	–	–
Balance – end of year	74	9,080	6,906
Deferred compensation obligation
Balance – beginning of year	3	4	6
Decrease to obligation	–	(1)	(2)
Balance – end of year	$3	$3	$4

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)	2008	2007	2006
Accumulated other comprehensive (loss) income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$596	$607	$317
Effect of adoption of FAS 159	(6)	–	–
Effect of adoption of FAS 155	–	(12)	–
Balance – beginning of year, adjusted for effect of adoption of new accounting principles	590	595	317
Change in year, net of income tax (expense) benefit of $457, $(23), and $(63)	(2,302)	1	290
Balance – end of year	(1,712)	596	607
Cumulative translation adjustment
Balance – beginning of year	231	165	73
Change in year, net of income tax (expense) benefit of $198, $(39), and $(43)	(392)	66	92
Balance – end of year	(161)	231	165
Pension liability adjustment
Balance – beginning of year	(58)	(56)	(58)
Change in year, net of income tax (expense) benefit of $(8), $2, and $(7)	15	(2)	13
Minimum pension liability due to adoption of FAS 158, net of income tax (expense) benefit of $(25) in 2006	–	–	45
Pension liability adjustment due to adoption of FAS 158, net of income tax (expense) benefit of $30 in 2006	–	–	(56)
Balance – end of year	(43)	(58)	(56)
Accumulated other comprehensive (loss) income	(1,916)	769	716
Common Shares issued to employee trust
Balance – beginning of year	(3)	(4)	(6)
Decrease in Common Shares	–	1	2
Balance – end of year	(3)	(3)	(4)
Total shareholders’ equity	$14,446	$16,677	$14,278

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)	2008	2007	2006
Cash flows from operating activities
Net income	$1,197	$2,578	$2,305
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	1,633	61	98
Amortization of premium/discount on fixed maturities	(1)	(6)	10
Deferred income taxes	(141)	25	57
Unpaid losses and loss expenses	1,300	1,194	700
Unearned premiums	(128)	(356)	343
Future policy benefits	212	27	(3)
Insurance and reinsurance balances payable	(26)	298	41
Accounts payable, accrued expenses, and other liabilities	638	242	66
Income taxes payable/receivable	46	(72)	(18)
Insurance and reinsurance balances receivable	(6)	155	(226)
Reinsurance recoverable on losses and loss expenses	(224)	341	765
Reinsurance recoverable on future policy benefits	(9)	2	1
Deferred policy acquisition costs	(185)	(10)	(114)
Prepaid reinsurance premiums	(15)	35	(137)
Other	(190)	187	217
Net cash flows from operating activities	4,101	4,701	4,105
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(24,537)	(25,195)	(23,281)
Purchases of to be announced mortgage-backed securities	(18,969)	(22,923)	(17,914)
Purchases of fixed maturities held to maturity	(366)	(324)	(533)
Purchases of equity securities	(971)	(929)	(841)
Sales of fixed maturities available for sale	21,087	19,266	17,057
Sales of to be announced mortgage-backed securities	18,340	21,550	16,882
Sales of equity securities	1,164	863	927
Maturities and redemptions of fixed maturities available for sale	2,780	3,232	3,409
Maturities and redemptions of fixed maturities held to maturity	445	365	543
Net proceeds from (payments made on) the settlement of investment derivatives	32	(16)	(40)
Acquisition of subsidiary (net of cash acquired of $19)	(2,521)	–	–
Other	(608)	(419)	21
Net cash flows used for investing activities	(4,124)	(4,530)	(3,770)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(362)	(341)	(312)
Dividends paid on Preferred Shares	(24)	(45)	(45)
Net repayment of short-term debt	(89)	(465)	(300)
Net proceeds from issuance of long-term debt	1,245	500	298
Redemption of Preferred Shares	(575)	–	–
Proceeds from exercise of stock options for Common Shares	97	65	67
Proceeds from Common Shares issued under ESPP	10	9	8
Tax benefit on share-based compensation expense	12	24	–
Net cash flows from (used for) financing activities	314	(253)	(284)
Effect of foreign currency rate changes on cash and cash equivalents	66	27	2
Net increase (decrease) in cash	357	(55)	53
Cash – beginning of year	510	565	512
Cash – end of year	$867	$510	$565
Supplemental cash flow information
Taxes paid	$403	$561	$477
Interest paid	$226	$177	$186

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

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. Refer to Note 17.

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation (Aon) for $2.56 billion. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. ACE recorded the acquisition using the purchase method of accounting. The consolidated financial statements include the results of Combined Insurance from April 1, 2008. Based on ACE’s purchase price allocation, $883 million of goodwill and $45 million of other intangible assets were generated as a result of the acquisition. Refer to Note 3.

2. Significant accounting policies

a) Basis of presentation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

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

• future policy benefits reserves;

• the valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;

• reinsurance recoverable, including a provision for uncollectible reinsurance;

• the assessment of risk transfer for certain structured insurance and reinsurance contracts;

• other-than-temporary impairments to the carrying value of the investment portfolio;

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed minimum income benefits (GMIB); and

• the valuation of goodwill and other intangible assets.

While the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts currently recorded in the consolidated financial statements.

b) Premiums

Premiums are generally recognized as written upon inception of the policy. For multi-year policies for which premiums written are payable in annual installments, only the current annual premium is included as written at policy inception due to the ability of the insured/reinsured to commute or cancel coverage within the term of the policy. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise’s total contract costs before and after the experience under the contract as of the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Mandatory reinstatement premiums assessed on reinsurance policies are earned over the remaining coverage period beginning in the period of the loss event that gave rise to the reinstatement premiums. If coverage under the original policy is exhausted, all remaining unearned premium is recognized in that same period.

Premiums from long duration contracts such as certain term life, whole life, endowment, and certain long duration personal accident and health (A&H) policies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

The Company underwrites retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to the inception of the contract. These contracts are evaluated to determine whether they meet the established criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by the Company’s own estimates of premium when the Company has not received ceding company reports. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned over the coverage terms of the related reinsurance contracts and can range from one to three years.

c) Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, and underwriting and other costs that vary with, and are primarily related to, the production of premium. A VOBA intangible asset is established upon the acquisition of blocks of long duration contracts and represents the present value of estimated net cash flows for the contracts in force at the time of the acquisition. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized over the period in which the related premiums are earned. For P&C contracts, this is generally ratably over the period in which premiums are earned. For long duration contracts, the Company amortizes policy acquisition costs over the estimated life of the contracts in proportion to premium revenue recognized. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are unrecoverable, they are expensed in the period this determination is made.

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with Statement of Position 93-7, Reporting on Advertising Costs. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over five years, the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $300 million, $282 million, and $216 million at December 31, 2008, 2007, and 2006, respectively. The amortization expense for deferred marketing costs was $124 million, $91 million, and $52 million for the years ended December 31, 2008, 2007, and 2006, respectively.

d) Reinsurance

The Company assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its primary obligation to its policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, ACE generally develops expected discounted cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for using the deposit method. Deposit accounting requires that consideration received or paid be recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

in the balance sheet as opposed to premiums written or losses incurred in the statement of operations and any non-refundable fees earned based on the terms of the contract. Refer to Note 2 k).

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses and future policy benefits that will be recovered from reinsurers, based on contracts in force, and is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with those used to establish the associated liability for unpaid loss and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its existing reinsurance contracts. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which ACE believes there is a right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

The methods used to determine the reinsurance recoverable balance and related provision for uncollectible reinsurance are regularly reviewed and updated and any resulting adjustments are reflected in earnings in the period identified.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in force.

The value of reinsurance business assumed of $123 million and $137 million at December 31, 2008 and 2007, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 3 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Amounts the Company deems unrecoverable are expensed in the period identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

e) Investments

Fixed maturity investments are classified as either available for sale or held to maturity. The available for sale portfolio is reported at fair value. The held to maturity portfolio includes securities for which the Company has the ability and intent to hold to maturity or redemption and is reported at amortized cost. Equity securities are classified as available for sale and are recorded at fair value. Short-term investments comprise securities due to mature within one year of the date of purchase. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

Other investments principally comprise other direct equity investments, investment funds, limited partnerships, life insurance policies, policy loans, and trading securities. Except for trading securities, other investments over which the Company cannot exercise significant influence are carried at fair value with changes in fair value recognized through accumulated other comprehensive income. For these investments, investment income and realized gains are recognized as related distributions are received. Life insurance policies are carried at policy cash surrender value. Policy loans are carried at outstanding balance. Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in net income.

Upon adopting Financial Accounting Standard (FAS) 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (FAS 155) on January 1, 2007, ACE elected to apply the option provided in FAS 155 related to hybrid financial instruments to $277 million of convertible bond investments that contain embedded derivatives within ACE’s available for sale portfolio. Since the convertible bonds were previously carried at fair value, the election did not have an effect on shareholders’ equity. However, the election resulted in a reduction of accumulated other comprehensive income and an increase in retained earnings of $12 million as of January 1, 2007. The Company recognizes these hybrid financial instruments at fair value with changes in fair value reflected in Net realized gains (losses).

Investments in partially-owned insurance companies primarily represent direct investments in which the Company has significant influence and, as such, meet the requirements for equity accounting. The Company reports its share of the net income or loss of the partially-owned insurance companies in Other (income) expense. Investments in partially-owned insurance companies over which the Company does not exert significant influence are carried at fair value.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for other-than-temporary impairment based on: i) certain indicators of an impairment, including the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level; ii) the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience, and other issuer-specific developments; and iii) the Company’s ability and intent to hold the security to the expected recovery period. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or other-than-temporary. If it is believed that a decline in value of a particular investment in the available for sale portfolio is temporary, the decline is recorded as an unrealized loss in shareholders’ equity. If it is believed the decline is other-than-temporary, the Company writes down the book value of the investment and records a realized loss in the consolidated statement of operations. For fixed maturity investments, the new cost basis is then accreted up to the amount recoverable based on anticipated future cash flow through Net investment income.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are the result of changing or unforeseen facts and circumstances (e.g., arising from a large insured loss such as a catastrophe), deterioration of the credit-worthiness of the issuer or its industry, or changes in regulatory requirements. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale.

The Company utilizes derivative instruments including futures, options, swaps, and foreign currency forward contracts for the purpose of managing certain investment portfolio risk and exposures. Refer to Note 10. Derivatives are reported at fair value and recorded in the accompanying consolidated balance sheets in Accounts payable, accrued expenses, and other liabilities with changes in fair value included in Net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in Short-term investments.

Net investment income includes interest and dividend income and amortization of fixed maturity market premiums and discounts and is net of investment management and custody fees. For mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

The Company participates in a securities lending program operated by a third party banking institution whereby certain assets are loaned out to qualified borrowers and from which the Company earns an incremental return. Borrowers of these securities provide collateral, in the form of either cash or approved securities, of 102% of the fair value of the loaned securities. Each security loan is deemed to be an overnight transaction. Cash collateral is invested in a collateral pool which is managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, the Company considers its securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a corresponding liability related to the Company’s obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under reverse repurchase agreements are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. The Company reports its obligation to return the cash as short-term debt. Refer to Note 9.

Refer to Note 15 for a discussion on the determination of fair value for the Company’s various investment securities.

f) Cash

Cash includes cash on hand and deposits with an original maturity of three months or less at time of purchase. Cash held by external money managers is included in Short-term investments.

g) Goodwill and other intangible assets

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually, or more frequently if circumstances indicate a possible impairment. The Company estimates a reporting unit’s fair value using a consistently applied combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow or an allocated market capitalization model. The Company’s earnings and book value models apply multiples of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model utilized allocates the Company’s market capitalization to each reporting unit. Where appropriate, the Company considers the impact of a control premium. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually.

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives, generally ranging from 5 to 15 years. The carrying amounts of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

h) Unpaid losses and loss expenses

A liability is established for the estimated unpaid losses and loss expenses under the terms of, and with respect to, the Company’s policies and agreements. These amounts include provision for both reported claims (case reserves) and IBNR claims. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net loss and loss expense reserves of $106 million net of discount held at December 31, 2008, representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its P&C loss reserves. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers’ compensation claims, where payments to the claimant by the life insurance company are expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

made in the form of an annuity. The Company retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2008, the Company has a gross liability of $668 million for the amount due to claimants and reinsurance recoverables of $562 million for amounts due from the life insurance companies. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies are included in Other Assets, as they do not meet the requirements for reinsurance accounting. As of December 31, 2008, there was $106 million included in Other Assets relating to structured settlements.

Included in unpaid losses and loss expenses are liabilities for A&E claims and expenses. These unpaid losses and loss expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily- injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment, including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency revaluation, which is disclosed separately, these items are included in current year losses.

i) Future policy benefits

The development of long duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, morbidity, persistency, and investment yields. Such estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from one percent to seven percent at December 31, 2008 and 2007. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

j) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The Company reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two years. The Company generally receives a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of the underlying accumulated account values. Depending on an annuitant’s age, the accumulation phase can last many years. To limit the Company’s exposure under these programs, all reinsurance treaties include aggregate claim limits and many include an aggregate deductible.

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDB), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained during any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Liabilities for GMDBs are based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the present value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected fees during the contract period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses.

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of guaranteed minimum income benefits (GMIB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income and classified as described below. As the assuming entity, the Company is obligated to provide coverage until the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as Future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents exit price and thus includes a risk margin. The Company may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in policyholder behavior (i.e., increased annuitization or decreased lapse rates) although the Company expects the business to be profitable. The Company believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period. Refer to Note 5 c).

k) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to ceded premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows as of the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $77 million and $131 million at December 31, 2008 and 2007, respectively, are reflected in Other assets in the balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the statement of operations.

Non-refundable fees are earned based on contract terms. Non-refundable fees paid but unearned are reflected in Other assets in the balance sheet and earned fees are reflected in Other (income) expense in the statement of operations.

Deposit liabilities include reinsurance deposit liabilities of $310 million and $325 million and contract holder deposit funds of $35 million and $26 million at December 31, 2008 and 2007, respectively. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract and are sold with a guaranteed rate of return. The liability equals accumulated policy account values, which consist of the deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

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

m) Income taxes

Income taxes have been provided for in accordance with the provisions of FAS No. 109, Accounting for Income Taxes (FAS 109), for those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Refer to Note 8. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The valuation allowance assessment considers tax planning strategies, where applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) as of January 1, 2007, the Company recognized uncertain tax positions deemed more-likely-than-not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions if such positions were probable of being sustained.

n) Earnings per share

Basic earnings per share is calculated using the weighted-average shares outstanding. All potentially dilutive securities including unvested restricted stock and stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the applicable weighted-average number of shares outstanding during the year.

o) Cash flow information

Purchases, sales, and maturities of short-term investments are recorded net for purposes of the statements of cash flows and are included with fixed maturities.

p) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets measured at fair value. The Company participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). For 2008 and 2007, the reinsurance of GMIBs was the Company’s primary product falling into this category; and

(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

The Company did not designate any derivatives as accounting hedges during 2008, 2007, or 2006.

q) Share-based compensation

The Company measures and records compensation cost for all share-based payment awards at grant-date fair value. Compensation costs are recognized for share-based payment awards with only service conditions that have graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Refer to Note 13.

r) New accounting pronouncements

Adopted in 2008

Fair value measurements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FAS 157 focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under FAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value measurement to any new circumstances. The Company adopted FAS 157, in part, as of January 1, 2008, and the cumulative effect of adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The Company fully adopted FAS 157 effective January 1, 2009. For additional information regarding the partial adoption of FAS 157, refer to the following paragraph and Note 15.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with FAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, the provisions of FAS 157 have not been applied to Goodwill and other intangible assets held by the Company which are measured annually for impairment testing purposes only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157 in an inactive market and provides examples to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP FAS 157-3 is effective for the Company for and from the three months ended September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial condition or results of operations.

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. FAS 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. Since the equity securities were previously carried at fair value, the election did not have an effect on shareholders’ equity. However, the election resulted in an increase to retained earnings and a reduction to accumulated other comprehensive income of $6 million ($9 million pre-tax) as of January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses) in the consolidated statement of operations. For additional information regarding the adoption of FAS 159, refer to Note 15.

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

The hierarchy of generally accepted accounting principles

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The adoption of FAS 162 effective September 28, 2008, did not have a material impact on the Company’s financial condition or results of operations.

Other-than-temporary impairments

In January 2009, the FASB issued FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends EITF 99-20 to closer align its impairment guidance for purchased and retained beneficial interests in securitized financial assets with FAS 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. While ACE is unable to quantify precisely the impact of adoption of FSP EITF 99-20-1, ACE does not believe it was material to the Company’s financial condition and results of operations.

To be adopted after 2008

Business combinations

In December 2007, the FASB issued FAS No. 141 (Revised), Business Combinations (FAS 141R). FAS 141R establishes standards that provide a definition of the “acquirer” and broaden the application of the acquisition method. FAS 141R also establishes how an acquirer recognizes and measures the assets, liabilities, and any noncontrolling interest in the “acquiree”; recognizes and measures goodwill or a gain from a bargain purchase; and requires disclosures that enable users to evaluate the nature and financial effects of the business combination. FAS 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141R may have a material impact on any future business combinations consummated by the Company, but will not have any effect on previously consummated business acquisitions.

In November 2008, the FASB issued EITF No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires fair value be assigned to acquired defensive intangible assets in accordance with FAS 157 guidance. EITF 08-7 also requires a useful life be assigned to a defensive intangible asset based on the period over which the reporting entity expects a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

defensive intangible asset to contribute directly or indirectly to future cash flows. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of EITF 08-7 to have a material impact on the Company’s financial condition or results of operations.

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

Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued FAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (FAS 161). FAS 161 establishes reporting standards that require enhanced disclosures about how and why derivative instruments are used, how derivative instruments are accounted for under FAS 133, and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.

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

Financial guarantee insurance contracts

In May 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 (FAS 163). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities. FAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. ACE’s exposure to FAS 163 is principally through its equity method investment in Assured Guaranty Ltd. The Company is currently evaluating the impact, if any, of adoption of FAS 163 on its financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Equity method accounting

In November 2008, the FASB issued EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 provides guidance for equity method accounting for specific topics. EITF 08-6 requires an equity method investor account for share issuances, and resulting dilutive effect, by an investee as if the investor had sold a proportionate share of its investment with the resulting gain or loss recognized in earnings. EITF 08-6 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects the adoption of EITF 08-6 to have a material impact on the Company’s result of operations in 2009 due to expected share issuances by Assured Guaranty Ltd. Refer to Note 4 d).

3. Acquisition

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance and certain of its subsidiaries from Aon for $2.56 billion. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. This acquisition has diversified the Company’s A&H distribution capabilities by adding a significant agent base, while almost doubling the A&H franchise.

ACE recorded the acquisition using the purchase method of accounting. The consolidated financial statements include the results of Combined Insurance from April 1, 2008. The most significant intangible asset attributable to the acquisition is the value of business acquired (VOBA). VOBA represents the fair value of the future profits of the in-force long duration contracts and is amortized in relation to the profit emergence of the underlying contracts, in a manner similar to deferred acquisition costs, over a period of approximately 30 years. The VOBA calculation is based on many factors including mortality, morbidity, persistency, investment yields, expenses, and the discount rate with the discount rate being the most significant factor. The acquisition also generated $883 million of goodwill (most, if not all, of which is expected to be deductible for income tax purposes) and $45 million of other intangible assets based on ACE’s purchase price allocation. Goodwill was apportioned to the Life Insurance and Reinsurance and Insurance – Overseas General segments in the amounts of $686 million and $197 million, respectively. Refer to Note 6. ACE financed the transaction through a combination of available cash ($811 million), reverse repurchase agreements ($1 billion), and new private and public long-term debt ($750 million). Refer to Note 9.

The following table summarizes ACE’s best estimate of fair value of the assets acquired and liabilities assumed from Combined Insurance at April 1, 2008. Upon the adoption of FAS 157, ACE elected to defer the fair value guidance applicable to valuing nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Accordingly, FAS 157 was not used to determine the fair values of the nonfinancial assets acquired and the nonfinancial liabilities assumed in this business combination. ACE does not expect significant changes, if any, that would be material to its financial position, results of operations, or cash flows upon adoption of FAS 157 for nonfinancial assets and liabilities.

Condensed Balance Sheet of Combined Insurance at April 1, 2008 (in millions of U.S. dollars)
Assets
Investments and cash	$3,000
Insurance and reinsurance balances receivable	116
Reinsurance recoverable on losses and loss expenses	33
Reinsurance recoverable on future policy benefits	261
Value of business acquired	1,040
Goodwill and other intangible assets	928
Other assets	136
Total assets	$5,514
Liabilities and Shareholder’s Equity
Unpaid losses and loss expenses	$386
Unearned premiums	46
Future policy benefits	2,272
Other liabilities	270
Total liabilities	2,974
Total shareholder’s equity	2,540
Total liabilities and shareholder’s equity	$5,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents unaudited pro forma information for the years ended December 31, 2008, 2007, and 2006, assuming the acquisition of Combined Insurance occurred on January 1st of each of the respective years. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of each period presented, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets and recognition of interest expense associated with debt financing used to effect the acquisition.

(in millions of U.S. dollars) (unaudited)	2008	2007	2006
Pro forma:
Net premiums earned	$13,596	$13,823	$13,200
Total revenues	$14,064	$15,830	$14,832
Net income	$1,234	$2,767	$2,347
Diluted earnings per share	$3.64	$8.24	$7.03

4. Investments

a) Fixed maturities

The fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities at December 31, 2008 and 2007, are as follows:

	2008				2007
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Available for sale
U.S. Treasury and agency	$1,991	$133	$(2)	$2,122	$2,020	$56	$(3)	$2,073
Foreign	8,625	278	(529)	8,374	7,418	109	(98)	7,429
Corporate securities	10,093	89	(1,121)	9,061	9,669	130	(138)	9,661
Mortgage-backed securities	10,958	221	(1,019)	10,160	12,680	160	(29)	12,811
States, municipalities, and political subdivisions	1,442	38	(42)	1,438	1,207	10	(7)	1,210
	$33,109	$759	$(2,713)	$31,155	$32,994	$465	$(275)	$33,184
Held to maturity
U.S. Treasury and agency	$862	$61	$–	$923	$868	$24	$–	$892
Foreign	38	1	(1)	38	63	–	–	63
Corporate securities	405	2	(15)	392	505	3	(4)	504
Mortgage-backed securities	877	11	(62)	826	921	4	(3)	922
States, municipalities, and political subdivisions	678	9	(1)	686	630	4	–	634
	$2,860	$84	$(79)	$2,865	$2,987	$35	$(7)	$3,015

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iii)) and are included in the category, “Mortgage-backed securities”. Approximately 63 percent and 58 percent, respectively, of the total mortgage-backed securities at December 31, 2008 and 2007, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

Fixed maturities at December 31, 2008 and 2007, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2008		2007
(in millions of U.S. dollars)	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Available for sale; maturity period
Due in 1 year or less	$1,047	$1,047	$1,192	$1,176
Due after 1 year through 5 years	9,706	9,868	8,970	8,867
Due after 5 years through 10 years	6,867	7,330	6,643	6,635
Due after 10 years	3,375	3,906	3,568	3,636
	20,995	22,151	20,373	20,314
Mortgage-backed securities	10,160	10,958	12,811	12,680
	$31,155	$33,109	$33,184	$32,994
Held to maturity; maturity period
Due in 1 year or less	$327	$325	$322	$321
Due after 1 year through 5 years	1,401	1,364	1,325	1,309
Due after 5 years through 10 years	227	212	376	367
Due after 10 years	84	82	70	69
	2,039	1,983	2,093	2,066
Mortgage-backed securities	826	877	922	921
	$2,865	$2,860	$3,015	$2,987

b) Equity securities

The fair value, cost of, and gross unrealized appreciation (depreciation) on equity securities at December 31, 2008 and 2007, are as follows:

(in millions of U.S. dollars)	2008	2007
Equity securities – cost	$1,132	$1,618
Gross unrealized appreciation	74	311
Gross unrealized depreciation	(218)	(92)
Equity securities – fair value	$988	$1,837

c) Other investments

Other investments over which the Company cannot exercise significant influence are carried at fair value with changes in fair value reflected in other comprehensive income. Partially-owned investment companies over which the Company has significant influence are carried under the equity method of accounting. Life insurance policies are carried at policy cash surrender value. Policy loans are carried at outstanding balance. Trading securities are carried at fair value with changes in fair value reflected in net income. At December 31, 2008, trading securities included $37 million of equity securities and $9 million of fixed maturities, compared with $54 million and $5 million, respectively, at December 31, 2007. The Company maintains rabbi trusts, the holdings of which include all of these life insurance policies and trading securities. Refer to Note 12 f).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Other investments at December 31, 2008 and 2007, are as follows:

	2008		2007
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$305	$244	$347	$227
Limited partnerships	680	812	482	427
Partially-owned investment companies	109	120	61	71
Life insurance policies	74	74	88	88
Policy loans	52	52	–	–
Trading securities	46	55	59	49
Other	96	11	103	18
Total	$1,362	$1,368	$1,140	$880

Investment funds include one highly diversified funds investment as well as several direct funds that employ a variety of investment styles such as long/short equity, global macro, and credit arbitrage. Included in limited partnerships and partially-owned investment companies are 47 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.

d) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2008 and 2007, are comprised of the following:

	2008			2007
(in millions of U.S. dollars, except percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Freisenbruch-Meyer	$9	$5	40.0%	$9	$5	40.0%	Bermuda
Intrepid Re Holdings Limited	84	0.2	38.5%	80	0.2	38.5%	Bermuda
Huatai Insurance Company	215	202	21.3%	192	188	22.1%	China
Assured Guaranty Ltd.	397	0.9	21.0%	392	0.8	23.9%	Bermuda
Rain and Hail Insurance Services, Inc.	110	533	20.7%	81	403	20.2%	United States
Huatai Life Insurance Company	13	88	11.3%	15	46	20.0%	China
Island Heritage	4	27	11.0%	4	27	11.0%	Cayman Islands
Total	$832	$856.1		$773	$670

Assured Guaranty Ltd. is a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. Credit enhancement products are financial guarantees or other types of support, including credit derivatives, designed to improve the credit of underlying debt obligations. Using a quoted market price, the fair value of the Company’s investment in Assured Guaranty Ltd. was $218 million and $508 million at December 31, 2008 and 2007, respectively.

On November 14, 2008, Assured Guaranty Ltd. announced a definitive agreement to purchase Financial Security Assurance, Inc. (FSA) from Dexia SA for a purchase price of $722 million. The acquisition is expected to close in March 2009. EITF 08-6 requires ACE account for Assured Guaranty Ltd.’s issuance of shares, and resulting dilutive effect, as if the Company had sold a proportionate share of the investment. Assuming completion of the planned share issuances, ACE will no longer be deemed to exert significant influence over Assured Guaranty Ltd. and must account for the investment as an available-for-sale equity security in accordance with FAS 115. FAS 115 requires that ACE then carry the Assured Guaranty Ltd. investment at fair value with any unrealized gains and losses reflected in other comprehensive income. Assuming Assured Guaranty Ltd. completes its share issuances associated with the FSA acquisition, the Company will be required to reflect the unrealized loss on this investment (i.e., $179 million as of December 31, 2008) as a reduction in shareholders’ equity, a portion of which will be recognized as a realized loss in accordance with EITF 08-6 and a portion of which will be reflected in other comprehensive income in accordance with FAS 115.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Huatai Insurance Company and Huatai Life Insurance Company are China-based entities which provide a range of P&C, life, and investment products.

e) Gross unrealized loss

As of December 31, 2008, there were 7,468 fixed maturities out of a total of 14,758 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $28.6 million. There were 682 equity securities out of a total of 956 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $9.3 million. Most of the fixed maturities in an unrealized loss position were investment grade, below investment grade, and mortgage-backed securities for which fair value declined primarily due to widening credit spreads.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2008 and 2007 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
December 31, 2008 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$605	$(2.5)	$–	$–	$605	$(2.5)
Foreign	2,488	(335.7)	587	(194.4)	3,075	(530.1)
Corporate securities	5,815	(884.2)	1,228	(251.3)	7,043	(1,135.5)
Mortgage-backed securities	4,242	(880.0)	319	(200.1)	4,561	(1,080.1)
States, municipalities, and political subdivisions	331	(23.1)	109	(20.5)	440	(43.6)
Total fixed maturities	13,481	(2,125.5)	2,243	(666.3)	15,724	(2,791.8)
Equity securities	694	(217.7)	13	(0.5)	707	(218.2)
Other investments	508	(175.9)	58	(17.3)	566	(193.2)
Total	$14,683	$(2,519.1)	$2,314	$(684.1)	$16,997	$(3,203.2)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2008, are fixed maturities held to maturity with combined fair values of $729 million and $105 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $59 million and $20 million, respectively. Fixed maturities in a gross unrealized loss position for over 12 months principally comprise investment grade securities where management anticipates recovery to the amortized cost basis in the near-term and has the ability and intent to hold to recovery. For mortgage-backed securities in a gross unrealized loss position for over 12 months, management also considered credit enhancement in concluding the securities were not other-than-temporarily impaired. Other investments in a gross unrealized loss position for over 12 months principally comprise investments in limited partnerships with diversified underlying portfolios where management anticipates recovery in the near-term and has the ability and intent to hold to recovery. Gross unrealized gains as of December 31, 2008 were $1.1 billion.

	0 – 12 Months		Over 12 Months		Total
December 31, 2007 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$193	$(2.5)	$31	$(0.1)	$224	$(2.6)
Foreign	3,435	(97.3)	135	(0.9)	3,570	(98.2)
Corporate securities	3,951	(138.5)	235	(3.6)	4,186	(142.1)
Mortgage-backed securities	2,967	(29.8)	139	(1.7)	3,106	(31.5)
States, municipalities, and political subdivisions	569	(7.1)	16	(0.2)	585	(7.3)
Total fixed maturities	11,115	(275.2)	556	(6.5)	11,671	(281.7)
Equity securities	589	(92.5)	–	–	589	(92.5)
Other investments	101	(16.3)	–	–	101	(16.3)
Total	$11,805	$(384.0)	$556	$(6.5)	$12,361	$(390.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2007, are fixed maturities held to maturity with combined fair values of $361 million and $318 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $3 million and $4 million, respectively. Gross unrealized gains as of December 31, 2007 were $1.1 billion.

Each quarter, the Company reviews all of its securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities on loan, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential other-than-temporary impairment (OTTI).

The Company reviews its investments for OTTI based on the following:

• for fixed maturities, the issuer’s financial condition and the Company’s assessment (using available market information) of its ability to make future scheduled principal and interest payments on a timely basis;

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

• the Company’s ability and intent to hold the security to the expected recovery period; and

• equity securities in an unrealized loss position for twelve consecutive months were generally impaired.

Prior to the third quarter of 2008, the Company considered the following by type of security:

Fixed maturities and equity securities, including securities on loan

A security that meets any of the following criteria is evaluated for a potential OTTI:

• securities that have been in a loss position for the previous eleven consecutive months;

• those securities that have been in a loss position for the previous nine consecutive months and market value is less than 70 percent of amortized cost, or cost for equity securities;

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

The Company evaluates all other fixed maturity and equity securities for a potential OTTI when the unrealized loss at the balance sheet date exceeds a certain scope, based on both a percentage (i.e., market value is less than 70 percent of amortized cost, or cost for equity securities) and aggregate dollar decline, and/or certain indicators of an OTTI are present including:

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

Securities will be assessed to have an OTTI if it is probable that cost will not be recovered or the Company does not have the ability and specific intent to hold the security until its expected recovery. The Company lacks this ability and intent when such a determination would be inconsistent with management’s investment objectives such as maximizing total return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Other investments

With respect to other investments that are not traded in a public market, such as venture capital investment funds, the portfolio managers, as well as the Company’s internal valuation committee, consider a variety of factors in determining whether or not the investment should be evaluated for OTTI. Indicators of impairment include:

• the fund has reported losses for two consecutive fiscal years;

• a significant economic event has occurred that is expected to adversely affect an industry which the fund has significant exposure to; and

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

Refinement of the OTTI process

Given recent market conditions, and in light of recent general guidance from the SEC and the FASB regarding the application of existing guidance during stressed market conditions, beginning with the third quarter of 2008, the Company has qualitatively evaluated its application of the parameters under which it considers a decline in value to be other-than-temporary. Similar to prior quarterly and annual periods, the Company evaluated investments in its portfolio where cost exceeded fair value and made certain judgments as to its ability to recover its cost. The analysis beginning with the third quarter of 2008, required the Company to consider carefully the duration and severity of decline and the root causes thereof. Specifically, the Company further evaluated whether declines were related to temporary liquidity concerns and current market conditions, and therefore more likely to be temporary, or were instead related to specific credit events or issuer performance, and therefore more likely to be other-than-temporarily impaired.

In general, and in consideration of the severity of decline across equity and fixed income markets resulting from extreme investor risk aversion, the Company allowed for a higher severity of decline in its analysis given the disconnect between issuer fundamentals and global equity and fixed income market prices. Also, the Company considered that virtually all securities in an unrealized loss position for a duration of less than six months as of December 31, 2008 had declined principally as a result of the financial market crisis that escalated in the third quarter of 2008. Further, for securities in an unrealized loss position for greater than six months, the Company considered whether the severity of the unrealized loss increased significantly since the third quarter in assessing the qualitative aspects of the duration of loss. Using this refined evaluation process resulted in a lower dollar value of investments in an unrealized loss position being deemed other-than-temporarily impaired in comparison to the previous evaluation process. Given the judgments involved in its OTTI process, the Company is unable to quantify the impact of refining its methodology. The Company believes the underlying issuer fundamentals and credit quality of the portfolio support the use of its modified approach.

When there is an OTTI, the Company records a write-down to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. For fixed maturity investments, the discount (or reduced premium) based on the new cost basis is accreted into net investment income and included in income in future periods based upon the amount and timing of expected future cash flows of the security.

For certain purchased and retained beneficial interests in securitized financial assets, the Company adopted FSP EITF 99-20-1, effective December 31, 2008. Accordingly, the Company included consideration of management’s judgment of the best estimate of cash flows, in contrast to prior periods when market participant assumptions about future cash flows were applied in assessing whether an adverse change in the amount or timing of cash flows exists. While the Company is unable to quantify the impact of adoption of FSP EITF 99-20-1, the Company does not believe it was material to the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Securities lending transactions

The Company engages in a securities lending program, which involves lending investments to other institutions for short periods of time. The Company invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. During the third and fourth quarters of 2008 certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in a $66 million unrealized loss. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. The Company concluded that the decline in value was temporary.

f) Net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments

Net realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2008, 2007, and 2006, are as follows:

(in millions of U.S. dollars)	2008	2007	2006
Fixed maturities
Gross realized gains	$654	$257	$131
Gross realized losses	(740)	(232)	(153)
Other-than-temporary impairments	(760)	(123)	(198)
	(846)	(98)	(220)
Equity securities
Gross realized gains	140	200	182
Gross realized losses	(241)	(22)	(9)
Other-than-temporary impairments	(248)	(16)	(10)
	(349)	162	163
Other investments gains	1	39	34
Write-down of other investments	(56)	(2)	(6)
Foreign currency gains (losses)	23	4	(13)
Futures, option contracts, and swaps	(3)	(19)	(18)
Fair value adjustment on insurance derivative	(650)	(185)	–
S&P put option	164	22	(22)
Other derivative instruments	83	16	7
Sale of certain run-off reinsurance subsidiaries	–	–	(23)
Net realized gains (losses)	(1,633)	(61)	(98)
Change in net unrealized appreciation (depreciation) on investments
Fixed maturities available for sale	(2,089)	51	139
Fixed maturities held to maturity	(2)	(3)	(5)
Equity securities	(363)	(122)	114
Other investments	(313)	73	101
Investments in partially-owned insurance companies	8	25	4
Income tax (expense) benefit	457	(23)	(63)
Change in net unrealized appreciation (depreciation) on investments	(2,302)	1	290
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$(3,935)	$(60)	$192

The increased level of gross realized gains and losses in 2008 was due to risk reduction efforts in reaction to specific credit events associated with the credit crisis in the second half of the year and in connection with the internally financed acquisition of Combined Insurance.

g) Net investment income

Net investment income for the years ended December 31, 2008, 2007, and 2006, was derived from the following sources:

(in millions of U.S. dollars)	2008	2007	2006
Fixed maturities	$1,972	$1,773	$1,463
Short-term investments	109	130	119
Equity securities	93	68	57
Other	(20)	25	26
Gross investment income	2,154	1,996	1,665
Investment expenses	(92)	(78)	(64)
Net investment income	$2,062	$1,918	$1,601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

h) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and debt instruments described in Notes 9 and 10. At December 31, 2008, restricted assets of $10.9 billion are included in fixed maturities and short-term investments. The remaining balance is included in equity securities and cash. The components of the fair value of the restricted assets at December 31, 2008 and 2007, are as follows:

(in millions of U.S. dollars)	2008	2007
Deposits with U.S. regulatory authorities	$1,165	$1,069
Deposits with non-U.S. regulatory authorities	1,863	2,101
Other pledged assets	805	510
Trust funds	7,712	5,775
	$11,545	$9,455

5. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed, and ceded premiums for the years ended December 31, 2008, 2007, and 2006, are as follows:

(in millions of U.S. dollars)	2008	2007	2006
Premiums written
Direct	$15,815	$14,464	$13,892
Assumed	3,427	3,276	3,509
Ceded	(6,162)	(5,761)	(5,371)
Net	$13,080	$11,979	$12,030
Premiums earned
Direct	$16,087	$14,673	$13,562
Assumed	3,260	3,458	3,461
Ceded	(6,144)	(5,834)	(5,198)
Net	$13,203	$12,297	$11,825

For the years ended December 31, 2008, 2007, and 2006, the Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.3 billion, $3.5 billion, and $2.8 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable on losses and loss expenses and future policy benefits at December 31, 2008 and 2007, is as follows:

(in millions of U.S. dollars)	2008	2007
Reinsurance recoverable on unpaid losses and loss expenses	$13,386	$13,990
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(451)	(470)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	12,935	13,520
Reinsurance recoverable on paid losses and loss expenses	1,122	1,050
Provision for uncollectible reinsurance on paid losses and loss expenses	(140)	(216)
Net reinsurance recoverable on losses and loss expenses	$13,917	$14,354
Reinsurance recoverable on future policy benefits	$259	$8

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

The following table shows a breakdown of the Company’s reinsurance recoverable on paid losses and loss expenses at December 31, 2008 and 2007.

	2008				2007
Category (in millions of U.S. dollars)	Recoverable Amount	Provision	% of Recoverable Amount	Recoverable Amount	Provision	% of Recoverable Amount
General collections	$782	$30	3.8%	$774	$43	5.6%
Other	340	110	32.4%	276	173	62.7%
Total	$1,122	$140	12.5%	$1,050	$216	20.6%

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

The following tables provide a listing, at December 31, 2008, of the categories of the Company’s reinsurers. The first category, largest reinsurers, represents all reinsurers where the gross recoverable exceeds one percent of ACE’s total shareholders’ equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Other pools and government agencies include amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. Structured settlements include annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable for GAAP purposes. Other captives include companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally the Company’s policy to obtain collateral equal to expected losses; where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations including credit and collateral analysis and consideration of the Company’s collection experience in similar situations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Breakdown of Reinsurance Recoverable (in millions of U.S. dollars)	2008	Provision	% of Gross
Categories
Largest reinsurers	$9,189	$144	1.6%
Other reinsurers balances rated A- or better	1,966	26	1.3%
Other reinsurers balances with ratings lower than A- or not rated	553	125	22.6%
Other pools and government agencies	142	10	7.0%
Structured settlements	561	20	3.6%
Other captives	1,515	13	0.9%
Other	582	253	43.5%
Total	$14,508	$591	4.1%

Largest Reinsurers
AGRI General Ins Co	Fairfax Financial	National Workers Compensation
American International Group	Federal Crop Insurance Corp	Reinsurance Pool
Berkshire Hathaway Insurance Group	Hartford Insurance Group	Partner Re
Chubb Insurance Group	HDI Re Group (Hannover Re)	Swiss Re Group
Equitas	Lloyd’s of London	WR Berkley Corp
Everest Re Group	Munich Re Group	XL Capital Group

c) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the years ended December 31, 2008, 2007, and 2006, is as follows:

(in millions of U.S. dollars)	2008	2007	2006
GMDB
Net premiums earned	$124	$125	$104
Future policy benefits	$183	$49	$45
GMIB
Net premiums earned	$150	$107	$95
Future policy benefits	$31	$27	$(1)
Realized gains (losses)	$(650)	$(185)	$–
Gain (loss) recognized in income	$(531)	$(105)	$96
Effect of partial adoption of FAS 157	$4	$–	$–
Net cash received	$150	$107	$95
Net decrease (increase) in liability	$(685)	$(212)	$1

At December 31, 2008, reported liabilities for GMDB and GMIB reinsurance were $248 million and $910 million, respectively, compared with $137 million and $225 million, respectively, at December 31, 2007. The reported liability for GMIB reinsurance in 2008 and 2007 includes a fair value adjustment of $811 million and $157 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets and, for GMIB reinsurance, changes in the allocation of the investments underlying annuitant’s account value and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more timely information, such as market conditions and demographics of in-force annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

GMDB reinsurance

At December 31, 2008, the Company’s net amount at risk from its GMDB reinsurance programs was $4.7 billion, compared with $1.5 billion at December 31, 2007. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at December 31, 2008;

• there are no lapses or withdrawals;

• mortality according to 100 percent of the Annuity 2000 mortality table; and

• future claims are discounted in line with the discounting assumption used in the calculation of the SOP reserve averaging between three to four percent.

At December 31, 2008, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.2 billion. As a result of the annual claim limits on the GMDB reinsurance agreements the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At December 31, 2008, the Company’s net amount at risk from its GMIB reinsurance programs was $2.1 billion, compared with $14 million at December 31, 2007. For GMIB the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at December 31, 2008;

• there are no deaths, lapses, or withdrawals;

• policyholders annuitize at a frequency most disadvantageous to ACE (e.g. annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

• for annuitizing policyholders, the notional amount of the GMIB claim is calculated using interest rates in line with those used in calculating the SOP reserve; and

• future claims are discounted in line with the discounting assumption used in the calculation of the SOP reserve averaging between three to four percent.

The average attained age of all policyholders reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 65.

6. Goodwill and other intangible assets

Prior to 2008, the Company included intangible assets other than goodwill in Other assets in the consolidated balance sheet. Effective June 30, 2008, the Company presents the aggregate balance of these intangible assets and goodwill in Goodwill and other intangible assets. ACE reclassified other intangible assets from Other assets in the prior year financial statements to conform to the current year presentation.

As discussed in Note 3, the acquisition of Combined Insurance generated $883 million of goodwill and $45 million of other intangible assets based on ACE’s purchase price allocation.

The following table details movements in Goodwill by reporting segment for the year ended December 31, 2008.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	ACE Consolidated
Balance, beginning of year	$1,192	$1,174	$365	$—	$2,731
Acquisition of Combined Insurance	—	197	—	686	883
Foreign exchange revaluation	—	(38)	—	—	(38)
Other	13	33	—	—	46
Balance, end of year	$1,205	$1,366	$365	$686	$3,622

At December 31, 2008, the balance of other intangible assets of $125 million includes intangible assets subject to amortization and intangible assets not subject to amortization totaling $47 million and $78 million, respectively. Intangible assets subject to amortization include trademarks, agency relationships, software, client lists, and renewal rights, primarily attributable to the acquisition of Combined Insurance. The majority of the balance of intangible assets not subject to amortization related to Lloyd’s Syndicate 2488 capacity. Amortization expense related to other intangible assets amounted to $12 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

$2 million, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively. Other intangible assets amortization expense is estimated to be between approximately $7 million and $9 million for each of the next five fiscal years.

The table below presents a roll forward of VOBA for the year ended December 31, 2008.

(in millions of U.S. dollars)	December 31, 2008
Balance, beginning of year	$–
Acquisition of Combined Insurance	1,040
Amortization expense	(84)
Foreign exchange	(133)
Balance, end of year	$823

Estimated amortization expense related to VOBA for the next five years is expected to be as follows:

(in millions of U.S. dollars)	Year ending December 31
2009	$89
2010	77
2011	68
2012	61
2013	56
Total	$351

7. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2008, are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2008, 2007, and 2006, is as follows:

(in millions of U.S. dollars)	2008	2007	2006
Gross unpaid losses and loss expenses, beginning of year	$37,112	$35,517	$35,055
Reinsurance recoverable on unpaid losses	(13,520)	(13,509)	(14,597)
Net unpaid losses and loss expenses, beginning of year	23,592	22,008	20,458
Acquisition (sale) of subsidiaries	353	–	(472)
Total	23,945	22,008	19,986
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,417	7,568	7,082
Prior year	(814)	(217)	(12)
Total	7,603	7,351	7,070
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,699	1,975	1,748
Prior year	3,628	3,959	3,711
Total	6,327	5,934	5,459
Foreign currency revaluation and other	(980)	167	411
Net unpaid losses and loss expenses, end of year	24,241	23,592	22,008
Reinsurance recoverable on unpaid losses	12,935	13,520	13,509
Gross unpaid losses and loss expenses, end of year	$37,176	$37,112	$35,517

Net losses and loss expenses incurred include $814 million, $217 million, and $12 million, of net favorable prior period development in the years ended December 31, 2008, 2007, and 2006, respectively.

Insurance – North American

Insurance – North American incurred net favorable prior period development of $351 million in 2008, representing 2.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007. The net prior period development in 2008 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $131 million on long-tail business, including:

• Adverse development of $15 million in the national accounts workers’ compensation portfolios comprised two items of significance. First, favorable development of $47 million arising on accident year 2007, due to the absence of multi-claimant events such as industrial accidents. The majority of the exposure for these perils falls under the national accounts high deductible and excess product lines. This exposure is evaluated on an annual basis, after the accident year has closed, allowing for the late reporting or identification of significant losses and for an initial assessment of the accident year. The review in 2008 of potential 2007 events, coupled with the initial assessment of the accident year has led to a decrease in the estimate of the required provision for these claims. Second, adverse development of $62 million relating to 2003 and prior accident years. This development was the direct result of reported loss activity greater than expected in the prior review. During the past year, a targeted open case reserve review was conducted by claims staff which resulted in a number of material case reserve increases that were not anticipated in the prior estimates of ultimate loss;

• Favorable development of $32 million in Insurance – North American’s national accounts commercial auto and general liability product lines comprised two items of significance. First, favorable development of $19 million was mainly from accident years 2003 and prior for exposures written on an excess basis. The combination of continued lower than expected reported incurred loss activity for the 2001-2003 accident years as well as increased weighting on loss development reserving methods, as these years mature, has driven the majority of the improvement in projected ultimate losses. Second, favorable development of $13 million relating to the 1999-2002 accident years primarily on a block of runoff programs comprising general liability, auto liability, and workers’ compensation product coverages. This favorable development was a result of lower than expected paid and case incurred development observed in the most recent reserve review which resulted in lower selected ultimate loss projections;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

• Adverse development of $10 million related to higher than expected loss and allocated loss adjustment expense activity on reported claims in Insurance – North American’s small and middle market guaranteed cost workers’ compensation portfolios, primarily affecting the 2005 and 2006 accident years. Recent case activity on these portfolios through calendar year 2007 and into 2008 was higher than expectations and led to adjustments to the estimates of ultimate loss accordingly. Prior estimates relied heavily on industry benchmarks including average severity trends;

• Adverse development of $29 million on a portfolio of primary casualty business written by ACE Westchester impacting the 2002-2004 accident years. This adverse activity was a function of higher than expected loss and allocated expenses on business that has a heavy concentration of exposure to commercial contractors. In the past few quarters, both paid and incurred development patterns for the tail period beyond 60 months have developed worse than industry benchmark factors which formed the basis for the projections in prior analyses;

• Favorable development of $19 million on excess casualty and umbrella business in the ACE Westchester unit primarily impacting accident years 2002-2004. This favorable activity was a function of a shift in weighting from expected loss based reserving methods to direct projections of ultimate losses as this long tailed exposure begins to mature for these accident periods;

• Adverse development of $10 million on an ACE Bermuda professional lines claim in accident year 2001 as a result of a review in 2008, that identified significant erosion below the attachment;

• Adverse development of $29 million on the portfolio of Defense Base Acts workers’ compensation coverage (covers employees of U.S. government contractors overseas). Insurance – North American experienced higher than expected incurred loss development since the last reserve study concentrated in the 2006 and 2007 accident years. The majority of the development was related to increases in case reserves on known claims for these accident years, and recorded in 2008. These increases were judged to be more than claim acceleration and resulted in significant increases in the 2006 and 2007 accident year ultimate loss projections given the immaturity of the impacted accident years and long-tail nature of the portfolio;

• Favorable development of $46 million on medical risk business, primarily the hospital professional liability portfolio for the 2004 and 2005 accident years. Coverage is provided on a claims-made basis and both paid and case incurred loss activity since the last review have been favorable relative to expected. As these accident periods have matured, the Company has gradually increased the weight applied to experience-based methods, including the Bornhuetter-Ferguson method, and placing less weight on the initial expected loss ratio method;

• Favorable development of $34 million in Insurance – North American’s management and professional liability product lines. This development was the net result of favorable development totaling $117 million associated with the 2005 and prior accident years and adverse development of $81 million with respect to the 2007 accident year. The favorable prior period development was a function of a review of all open claims in the retail management liability operation and a reassessment of the potential ultimate exposure on these claims. This reassessment of exposure and the maturation of these accident periods supported increasing the weight given to experience based loss projections. The adverse development relating to the 2007 accident year is due solely to a claim-by-claim review of exposures impacted by the ongoing credit crisis including but not limited to sub-prime mortgages. These claim file reviews occurred during the 2008 calendar year as facts and circumstances surrounding these exposures continued to emerge and develop;

• Favorable development of $51 million on the long-tail exposures in Insurance – North American’s Canadian P&C operations, principally arising in the 2005 accident year on excess casualty, umbrella, and directors and officers (D&O) product lines. Actual paid and case incurred loss activity has been lower than expected since the prior analysis. In addition, the Company has increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident years mature;

• Favorable development of $68 million for accident years 2003-2006 due to the expiration of a large, multi-year insurance contract written in the ACE Financial Solutions business unit. This contract included a significant per occurrence limit excess of a high attachment point. Coverage was provided on an integrated occurrence basis requiring notice of an event during the policy period. The Company completed a detailed claims audit in the fourth quarter of 2008 which led to an adjustment to the booked loss and loss expense reserves;

• Adverse development of $51 million on runoff casualty reserves, including asbestos and environmental, in the Brandywine and ACE Westchester business units following completion of the internal ground-up review of asbestos and environmental liabilities for the most significant policyholders identified to date. This adverse development arose from several sources, the principal one of which was as a result of increased defense costs in litigating traditional tort defenses on asbestos cases; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

• Favorable development of $16 million relating to the completion of account reconciliations that identified duplicate loss processing, over processed coinsurance, and unregistered reinsurance recoveries.

• Net favorable development of $220 million on short-tail business, including:

• Favorable development of $116 million on ACE Westchester crop/hail business relating to the recording of the 2007 crop year bordereau received in 2008;

• Adverse development totaling $33 million relating to increases in the estimates of losses for the 2005 hurricanes primarily in ACE Westchester property ($23 million) and ACE Financial Services International (ACE FSI) ($10 million). The ACE Westchester development was due primarily to settlement on several excess policies above the prior case reserves, resulting in higher estimates of ultimate loss. The claims handling associated with the 2005 hurricanes involved complex and unique causation and coverage issues. These issues continue to be present and may have a further adverse impact on financial results, which may be material. The ACE FSI development was due to adverse development on a retrocessional program following a review of the program’s claim circumstances;

• Favorable development of $13 million relating to lower than expected paid claims for the 2007 accident year on a run-off portfolio of warranty business, mostly automobile extended warranty contracts. The change was driven primarily by recognition of recent paid claim experience, as a percentage of earned premiums, which has been lower than the historical averages used in prior analyses;

• Favorable development of $27 million on ACE Westchester property and inland marine businesses. This change was due primarily to the fact that the reported incurred and paid loss activity for the 2007 accident year non-catastrophe losses proved lower than anticipated based on historical loss development patterns;

• Favorable settlements of $15 million on ACE Bermuda property claims mainly in accident years 2005-2007 as a result of favorable claims experience. A review of all open claims was performed in the fourth quarter of 2008, which concluded that actual experience to date had been more favorable than the assumptions used to establish the reserves for the open claims;

• Favorable development of $9 million mainly in accident years 2006 and 2007 for ACE Bermuda political risk. This line is subject to review twice a year; during the fourth quarter 2008 review, the limited paid and case incurred loss activity relative to assumptions and known events has been reflected by the releasing of $9 million of IBNR;

• Favorable development of $29 million on ACE USA’s property business, primarily associated with the 2007 accident year, and a portfolio of diverse global exposures written on an excess basis. Reported loss activity during the 2008 year, has been lower than anticipated in the prior review;

• Favorable development of $6 million in the Canadian P&C operations short-tail lines concentrated in the 2006 and 2007 accident years, covering multiple product lines including property and auto physical damage. Reported loss activity on these product lines was lower than expected;

• Favorable development of $6 million on the ACE USA commercial marine product lines primarily with respect to the 2002-2005 accident years. The favorable development was concentrated in the marine hull product line where loss development and/or emergence during the 2008 calendar year were lower than expected; and

• Favorable development of $14 million on the ACE USA recreational marine business primarily associated with the 2007 accident year. Loss emergence and/or development during the 2008 calendar year were lower than historical averages used in prior projections.

Insurance – North American incurred net adverse prior period development of $9 million in 2007, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development in 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $13 million on long-tail business including:

• Adverse development of $21 million due to an adjustment made in 2006 relating to IBNR reserves on commuted ceded reinsurance contracts, identified and resolved during 2007;

• Adverse development of $33 million on two related specialty claims from a runoff financial guaranty program affecting accident year 2000 due to adverse judicial rulings rendered during the 2007 calendar year;

• Adverse development on the estimates of future allocated claims expense on two separate portfolios of workers’ compensation insurance totaling $28 million. This change in estimate affected the national accounts workers’ compensation business (principally accident years 2002-2004) and a runoff portfolio of workers’ compensation servicing carrier business (covering accident years 1996 and prior). For the national accounts business, the change was principally in the high deductible portfolio. Based on analyses completed during 2007, the tail factor for allocated loss adjustment expenses (ALAE) as well as the ratios of ALAE to loss used in the projection methodologies were increased. Small movements in these assumptions produce a leveraged increase in the loss estimates across a number of accident years;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

• Adverse development on the estimates of ultimate loss on a collection of runoff professional liability and medical programs totaling $20 million. This adverse development was the direct result of a review of all open claims that was completed during 2007. This claims review identified a number of cases where adverse change in facts and circumstances led to a significant deviation from the estimates of ultimate claim value;

• Favorable development of $52 million in workers’ compensation business due to the absence of multi-claimant events such as industrial accidents for the 2006 accident year. The majority of the exposure for these perils falls under the national accounts high deductible line of business. The Company evaluates this exposure annually after the accident year has closed allowing for the late identification of significant losses. The review in 2007 of potential 2006 accident year losses led to a decrease in the estimate of the required provision for these claims;

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

• Favorable development on the national accounts casualty business, primarily general liability, of $21 million for the 2002-2004 accident years. Development on these portfolios had been favorable relative to the original assumptions used to price the products. Actual paid and incurred loss activity in 2007 was lower than assumed in prior projections and estimates were modified accordingly; and

• Favorable development of $25 million on the foreign casualty portfolio for the 2004 and prior accident years. This was partly due to an adjustment for a reserve established in 2006 for a single large claim, but also due to low levels of reported and paid loss activity on the foreign captive business. This particular line has net exposure on a per occurrence basis excess of high deductibles/self-insured retentions and an aggregate basis excess of an aggregate attachment point. Expected loss emergence patterns used in the 2006 review projected higher loss development for the 2004 and prior accident years than emerged during 2007 prompting a reduction in the projection of ultimate losses.

• Net adverse development of $22 million on short-tail business including:

• Adverse development totaling $115 million relating to increases in estimates of loss for the 2005 storms primarily in the ACE Westchester operation but also some modest development in the offshore energy business. This development was due primarily to a relatively small number of losses on excess policies with large exposed limits. These losses reached settlement during 2007 for amounts in excess of the case reserves prompting adjustments to projections of ultimate losses. The claims handling associated with the 2005 hurricanes had involved complex and unique causation and coverage issues. These issues were present in 2007;

• Favorable development of $33 million on ACE Westchester crop/hail business. This was the direct effect of recording the final settlement of the 2006 pool year from the bordereau received during the 2007 calendar year;

• Favorable development in the estimates of ultimate losses for first party lines including property and auto physical damage in the ACE Canada operations totaling $18 million, affecting primarily the 2006 accident year. Incurred loss development during calendar year 2007 on the 2006 accident year was lower than historical averages which formed the basis for the prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned greater credibility and the ultimate loss estimates revised accordingly;

• Favorable development in the estimates of ultimate loss of $19 million on the Canadian A&H portfolio. Historical experience has been limited for this product line. Losses were originally recorded using an expected loss ratio method. Actual loss emergence in calendar year 2007 has proven to be more favorable than prior projections. Given the relatively short reporting pattern for this business, the actual loss emergence was assigned credibility and the ultimate loss estimates revised accordingly; and

• Favorable development in the estimates of ultimate loss of $28 million on short tail, non-catastrophe losses in the ACE Westchester property and inland marine product lines. Attritional incurred loss activity on the 2005 and 2006 accident years in the 2007 calendar year was lower than historical averages which formed the basis for prior projections.

Insurance – North American experienced adverse prior period development of $65 million in 2006, representing 0.5 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $304 million in 2008, representing 4.7 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007. The net prior period development for 2008 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $131 million on long-tail business including:

• Favorable development of $159 million from accident years 2005 and prior in ACE International’s financial lines and casualty (primary and excess) portfolios. Most of the reduction was in accident years 2002-2005 on financial lines, primary casualty, and supported casualty excess. Additional excess releases were made in accident years 2001 and prior. Actual paid and case incurred loss activity has been lower than expected since the prior year’s analysis. In addition, the weighting given to experience-based methods has been increased from the initial expected loss ratio method as these accident periods mature;

• Favorable development of $11 million in ACE Global Market financial lines. This was across a number of accident years. The decrease was driven by a reliance on experience based methods which reflected favorable development in 2008 in the quicker developing financial lines of crime and professional indemnity; and

• Adverse development of $39 million on accident years 2006-2007, mainly in ACE International casualty portfolios following heavier than expected loss emergence. Actual major claim notices received in 2008 caused loss estimates on U.K. excess casualty and Continental Europe financial lines to be increased. Loss projections for the Continental Europe casualty portfolios also increased following adverse attritional claim activity (i.e. excluding catastrophes and large losses) in one country and a large loss in another country.

• Net favorable development of $173 million on short-tail business including:

• Net favorable development of $113 million in ACE International property lines. This activity was focused mainly in accident years 2003-2007 and the U.K. and Continental Europe regions. The releases in accident years 2003-2005 were partially due to case specific reserve reductions driven by new information obtained in 2008. Accident years 2006-2007 were driven by favorable emergence relative to the expected development pattern as of the prior year end and reliance on experience based methods for this short-tailed line;

• Favorable development on ACE International accident and health of $44 million. This was mainly from the U.K., Continental Europe, and Latin America regions in accident years 2003-2007. The decrease was driven by a combination of favorable development in 2008 across all segments of this book and greater reliance on experience-based methods as the accident years mature;

• Favorable development of $30 million for the ACE International marine book. This was mainly in accident years 2005-2007 and in the Continental Europe and Latin America regions. Given the short-tailed nature of this line, experience – based methods are the primary basis of carried reserves. Given the favorable loss emergence in 2008, reserves were reduced to reflect this experience; and

• Adverse development of $14 million due to several major ACE Global Markets energy losses primarily for accident years 2006 and 2007. First notice for one of these losses was received in 2008, while the remainder of the increase arose on previously notified claims that were subject in 2008 to a detailed claims review of individual event circumstances and their associated coverages.

Insurance – Overseas General experienced net favorable prior period development of $192 million in 2007, representing 3.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development for 2007 was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $53 million on long-tail lines of business, including:

• Net favorable development of $33 million in the 2006 and prior accident years for Insurance – Overseas General long-tail lines, primarily casualty and financial lines. This favorable prior period development was in response to the annual review of long-tail lines completed during 2007. There was $23 million of net favorable development for Insurance – Overseas General on the 2003-2005 accident years driven by reductions in loss development method indications and greater credibility being assigned to Bornhuetter-Ferguson projections versus expected loss ratio methods. This shift in credibility weighting between reserving methods is common practice and allows for greater recognition of actual loss emergence as accident years mature;

• Net favorable development of $20 million as a result of an update of the detailed annual evaluation of the excess exposures in Insurance – Overseas General which comprised strengthening of $89 million in accident years 2003 and prior and $45 million in accident year 2006, and a release of $154 million in accident years 2004 and 2005 ; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

• Adverse development of $11 million in ACE Global Markets’ long-tail professional lines, primarily in accident years 1999-2003. This adverse prior period development was largely in response to claims department recommendations on three accounts based on updated information received during the course of claim settlement in 2007.

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

• Favorable development of $30 million on specialty A&H primarily in the 2005 and 2006 accident years in ACE Europe. This favorable prior period development followed the completion of the regular reserve review and was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose across several countries with no particular underlying claim or loss emergence trend identifiable;

• Favorable development of $28 million on specialty marine, primarily in the 2005 and 2006 accident years in both ACE International and ACE Global Markets. This favorable prior period development was largely in response to claims department recommendations on several large claims based on updated information received during claim settlement in 2007; and

• Adverse development of $9 million on specialty consumer lines, primarily in accident year 2006. This adverse development was primarily driven by further deterioration of ACE International’s homeowner’s warranty business in Norway. The indicated ultimate loss was revised upwards in 2007 in response to several key claim metrics underlying the reserve estimate: number of reopened claims, loss adjustment expenses, and frequency and severity of late reported claims.

Insurance – Overseas General experienced net favorable prior period development of $72 million in 2006, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $159 million in 2008, representing 5.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007. The net prior period development recorded in 2008 was the net result of several underlying favorable and adverse movements.

• Net favorable development of $17 million on long-tail business across a number of lines and years including:

• Favorable prior period development of $30 million in treaty years 2003 and 2004 in ACE Tempest Re USA and ACE Tempest Re Europe across a number of portfolios (professional liability, D&O, casualty, workers’ compensation catastrophe, and medical malpractice), offset by $16 million adverse development in treaty year 2007. The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods away from expectations as these treaty periods mature, while the 2007 treaty year development resulted from adverse incurred losses due to large loss development in casualty lines of business.

• Net favorable development of $142 million on short-tail business across a number of lines and years including:

• Favorable prior period development of $43 million primarily on treaty years 2006 and prior in ACE Tempest Re USA across several portfolios. The development arose principally on property and the credit & surety line following completion of reserve reviews in 2008. The property portfolio benefited from better than expected claim emergence, while the release in the credit & surety line followed a detailed review of claims and associated recoveries, together with favorable loss emergence;

• Favorable prior period development of $28 million primarily on treaty years 2006 and prior in ACE Tempest Re Europe across several portfolios, principally property, marine and energy. This included $16 million property release on U.S. and international property exposures and reflected lower than anticipated loss emergence; and

• Net favorable development of $71 million primarily on accident years 2002-2006 in ACE Tempest Re Bermuda’s property catastrophe portfolio for claims from prior catastrophe events. The release followed a detailed review during the 2008 year of each event and each cedant’s coverage terms and reflected lower reported claim development than previously anticipated.

Global Reinsurance experienced net favorable prior period development of $34 million in 2007, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006. The net prior period development recorded in 2007 was the net result of several underlying favorable and adverse movements. The largest adverse movement was related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

long-tail lines of business for ACE Tempest Re USA of $8 million mainly as a result of higher than expected claims reported in 2007 primarily for treaty years 2000-2005 for casualty and workers’ compensation business on several accounts. Favorable movements of $42 million largely related to claim closings on short-tail property and other short-tail lines of business primarily from treaty years 2005 and prior were recorded in 2007.

Global Reinsurance experienced net favorable prior period development of $5 million in 2006, representing 0.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2005.

Asbestos and environmental (A&E) and other run-off liabilities

Included in the liabilities for losses and loss expenses are amounts for A&E. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to future changes in the legal, social, and economic environment. The Company has not assumed any such future changes in setting the value of its A&E reserves, which include provisions for both reported and IBNR claims.

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

During 2008, ACE conducted an internal, ground-up review of consolidated A&E liabilities as of December 31, 2007. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. As a result of the Company’s internal review, the Company increased net loss reserves for the Brandywine operations, including A&E, by $65 million, while the gross loss reserves increased by $143 million. The conclusions of the external review provided estimates of ultimate net Brandywine liabilities that are little changed from a comparable study in 2006. The Company also decreased net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million (net of reinsurance provided by NICO), while the gross loss reserves decreased by $10 million.

During 2007, the Company conducted an internal review of its consolidated A&E liabilities as of June 30, 2007. As a result of the internal review, the Company concluded that its net loss reserves for the Brandywine operations, including A&E, were adequate and, therefore, no change to the carried reserve was required. In 2006, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. The results of the external review were addressed with the Pennsylvania Insurance Department and no changes to statutory-basis loss reserves were deemed necessary.

The Company’s A&E reserves are not discounted, and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The table below presents a roll forward of the consolidated A&E loss reserves (excludes Other run-off liabilities), allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables for the year ended December 31, 2008.

	Asbestos		Environmental(2)		Total
(in millions of U.S. dollars)	Gross	Net(1)	Gross	Net	Gross	Net
Balance, beginning of year	$2,942	$1,482	$418	$393	$3,360	$1,875
Incurred activity	97	2	19	(2)	116	–
Payment activity	(347)	(99)	(123)	(75)	(470)	(174)
Foreign currency revaluation	(63)	(16)	(4)	(2)	(67)	(18)
Balance, end of year	$2,629	$1,369	$310	$314	$2,939	$1,683

(1)The balance at December 31, 2007, was reduced by $10 million to reflect reserve reclassification between Asbestos and Other. Refer to “Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities”.

(2)At December 31, 2008, net environmental reserves are higher than gross environmental reserves because they include the provision for uncollectible paid reinsurance recoverables.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2008, of $1.683 billion shown in the above table are comprised of $ 1.29 billion in reserves held by Brandywine run-off companies, $122 million of reserves held by Westchester Specialty, $154 million of reserves held by ACE Bermuda, and $117 million of reserves held by Insurance – Overseas General.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under three aggregate excess of loss contracts described below (collectively, the NICO contracts). The Company excludes the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the timing of the payment of the related claims. The Company’s ability to make an estimate of this split is not practicable. The Company believes, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for the net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from certain operations of Insurance – Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the year ended December 31, 2008.

	Brandywine			NICO Coverage(2)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(1)	Total
Balance, beginning of year	$1,344	$1,089	$2,433	$1,630	$803
Incurred activity	61	6	67	–	67
Payment activity	(115)	(83)	(198)	(213)	15
Balance, end of year	$1,290	$1,012	$2,302	$1,417	$885
(1) Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business. The A&E and Other balances were increased by $21 million and $25 million, respectively, at December 31, 2007, to more properly reflect unallocated loss adjustment expense reserves as part of Brandywine. The Other reserve balance at December 31, 2007, was further increased by $24 million to reflect final activity on the fourth quarter 2007 NICO bordereau. As a result of these adjustments, the total A&E and Other balances at December 31, 2007, have been increased by $70 million.

(2) The balance at December 31, 2007, has been increased by $33 million to reflect final activity on the fourth quarter 2007 NICO bordereau.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The incurred activity was primarily related to the internal review of consolidated A&E liabilities resulting in an increase to net loss reserves for the Brandywine operations, including A&E, by $65 million, while the gross loss reserves increased by $143 million.

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2008, the remaining unused incurred limit under the 1998 NICO Agreement was $530 million, which is only available for losses and loss adjustment expenses. The increase in the remaining unused limit was primarily in connection with recording the results of the internal reserve review. The 1992 NICO Agreement is exhausted on an incurred basis.

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the year ended December 31, 2008.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(1)	Total
Balance, beginning of year	$214	$130	$344	$298	$46
Incurred activity	(51)	(3)	(54)	(41)	(13)
Payment activity	(41)	(2)	(43)	(41)	(2)
Balance, end of year	$122	$125	$247	$216	$31

(1) The A&E balance at December 31, 2007, has been reduced by $10 million to reflect reserve classification between Asbestos and Other.

      Other reserves, which consist primarily of non-A&E general liability and products liability losses were increased by $10 million at December 31, 2007.

The incurred activity was primarily related to the internal review of the consolidated A&E liabilities resulting in a decrease to the net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million (net of NICO), while the gross loss reserves decreased by $10 million.

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine restructuring order, the full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2008, 2007, and 2006, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2008, was $25 million and approximately $112 million in statutory-basis losses have been ceded to the Aggregate Excess of Loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Agreement on an inception-to-date basis. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. The reduction in 2008 in statutory-basis losses ceded to the Aggregate Excess of Loss Agreement resulted principally from the cession of certain reinsurance amounts associated with estimates of reinsurer bad debts to affiliated ACE companies, and from an increase in discount benefit. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, the Company adjusts the statutory cession to exclude the discount embedded in statutory loss reserves and adjusts the statutory provision for uncollectible reinsurance to a GAAP basis amount. At December 31, 2008, approximately $407 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $393 million. At December 31, 2007, the remaining limit of coverage under the agreement was $228 million. The reduction in GAAP-basis losses ceded to the Aggregate Excess of Loss Agreement resulted principally from the previously mentioned cession of certain reinsurance bad debts to affiliated ACE companies. While the Company believes ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. As of December 31, 2008, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.3 billion. At December 31, 2008, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $3.1 billion. The Company believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of December 31, 2008, approximately $1.4 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables, due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of December 31, 2008, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $465 million in the aggregate.

8. Taxation

Under Swiss law, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. ACE Limited is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, ACE Limited is subject to Swiss income tax only at the federal level. Furthermore, participation relief is granted to ACE Limited at the federal level for qualifying dividend income and capital gains related to the sale of qualifying participations. It is expected that the participation relief will result in a full exemption of participation income from federal income tax. ACE Limited is resident in the Canton and City of Zurich and, as such, is subject to an annual cantonal and communal capital tax on the taxable equity of ACE Limited in Switzerland.

The Company has two Swiss operating subsidiaries resident in the Canton and City of Zurich, an insurance company, ACE Insurance (Switzerland) Limited, which, in turn, owns a reinsurance company, ACE Reinsurance (Switzerland) Limited. Both are subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Combined Insurance and its subsidiaries will file a separate consolidated U.S. tax return for tax years prior to 2014. Should ACE Group Holdings pay a dividend to the Company, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to the Company. Certain international operations of the Company are also subject to income taxes imposed by the jurisdictions in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require the Company to change the way it operates or become subject to taxation.

The income tax provision for the years ended December 31, 2008, 2007, and 2006, is as follows:

(in millions of U.S. dollars)	2008	2007	2006
Current tax expense	$511	$550	$465
Deferred tax (benefit) expense	(141)	25	57
Provision for income taxes	$370	$575	$522

The weighted-average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted-average tax rate for the years ended December 31, 2008, 2007, and 2006, is provided below.

(in millions of U.S. dollars)	2008	2007	2006
Expected tax provision at weighted-average rate	$353	$599	$484
Permanent differences:
Tax-exempt interest and DRD, net of proration	(25)	(18)	(8)
Net withholding taxes	16	18	21
Other	25	(25)	32
Fines and penalties	1	1	18
Sale of run-off reinsurance subsidiaries	–	–	(25)
Total provision for income taxes	$370	$575	$522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The components of the net deferred tax assets as of December 31, 2008 and 2007, are as follows:

(in millions of U.S. dollars)	2008	2007
Deferred tax assets
Loss reserve discount	$906	$754
Unearned premiums reserve	67	132
Foreign tax credits	670	703
Investments	214	117
Provision for uncollectible balances	132	134
Loss carry-forwards	104	45
Cumulative translation adjustment	114	–
Unrealized depreciation on investments	308	–
Other, net	130	75
Total deferred tax assets	2,645	1960
Deferred tax liabilities
Deferred policy acquisition costs	71	111
VOBA/Goodwill	145	–
Un-remitted foreign earnings	559	483
Unrealized appreciation on investments	–	153
Cumulative translation adjustment	–	85
Total deferred tax liabilities	775	832
Valuation allowance	35	41
Net deferred tax assets	$1,835	$1,087

The valuation allowance of $35 million at December 31, 2008, and $41 million at December 31, 2007, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

At December 31, 2008, the Company has a U.S. capital loss carry-forward of $272 million which, if unutilized, will expire in the years 2011-2013, a U.S. net operating loss carry-forward of $17 million, which, if unutilized, will expire in the years 2021-2028, and a foreign tax credit carry-forward in the amount of $81 million which, if unutilized, will expire in the years 2015-2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

(in millions of U.S. dollars)
Balance at January 1, 2007	$196
Additions based on tax positions related to the current year	1
Reductions for tax positions of prior years	(40)
Balance at December 31, 2007	157
Additions based on tax positions related to the current year	1
Reductions for tax positions of prior years	(8)
Balance at December 31, 2008	$150

The reduction for tax positions taken in prior years during 2008 results from a foreign currency translation adjustment on the tax position. The reduction for tax positions taken in prior years during 2007 primarily results from a change in the tax regulations during the three months ended March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Included in the balance at December 31, 2008 and 2007, is $1 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits as of December 31, 2008, that would affect the effective tax rate, if recognized, is $149 million.

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2008 and 2007, the Company has recorded $14 million and $8 million, respectively, in liabilities for tax-related interest in its consolidated balance sheet.

The IRS has completed examinations of the Company’s federal tax returns for taxable years through 2001. The outcome of the examinations did not have a material effect on the Company’s financial condition or results of operations. The IRS completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the third quarter of 2007, and has proposed several adjustments principally involving transfer pricing and other insurance-related tax deductions. The Company subsequently filed a written protest with the IRS and the case is currently being reviewed by the IRS Appeals Division. While it is reasonably possible that a significant increase or decrease in the Company’s unrecognized tax benefits could occur in the next twelve months, given the uncertainty regarding the timing and possible outcomes of the appeals process, a current estimate of the range of reasonably possible changes cannot be made. The IRS commenced its field examination for tax years 2005 through 2007 during the second quarter of 2008 with no adjustments proposed as of December 31, 2008. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2006 and later.

9. Debt

The following table outlines the Company’s debt as of December 31, 2008 and 2007.

(in millions of U.S. dollars)	2008	2007
Short-term debt
ACE INA subordinated notes due 2009	$205	$–
ACE INA term loan due 2009	16	–
Reverse repurchase agreements	250	35
Australia Holdings due 2008	–	87
ACE US Holdings senior notes due 2008	–	250
	$471	$372
Long-term debt
ACE European Holdings due 2010	$149	$199
ACE INA term loan due 2011	50	–
ACE INA term loan due 2013	450	–
ACE INA senior notes due 2014	499	499
ACE INA senior notes due 2015	446	–
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	–
TACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14
ACE INA subordinated notes due 2009	–	201
	$2,806	$1,811
Trust preferred securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt

At December 31, 2008, short-term debt included $205 million of 11.2 percent unsecured subordinated notes maturing in December 2009 and a $16 million term loan, maturing in September 2009, as discussed further below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The Company has executed reverse repurchase agreements with certain counterparties under which the Company agreed to sell securities and repurchase them at a future date for a predetermined price. During 2008, these included reverse repurchase agreements settled during the year totaling $1 billion as part of the financing of the Combined Insurance acquisition and $250 million upon the repayment of the ACE US Holdings senior notes discussed in Note 9 c) below. At December 31, 2008, short-term debt included $250 million of amounts owed to brokers under reverse repurchase agreements.

In December 2008, the Company repaid the Australia Holdings PTY Ltd. AUD $100 million ($87 million at December 31, 2007) syndicated unsecured term loan.

b) ACE INA subordinated notes

In 1999, ACE INA issued $300 million of 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes are callable subject to certain call premiums. Simultaneously, the Company entered into a notional $300 million swap transaction that has the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 8.41 percent for ten years. During 2002, the Company repaid $100 million of these notes and swaps. The minimum collateral in connection with the swap transaction is $70 million. In the event that the Company terminates the swap prematurely, the Company would be liable for certain transaction costs. The swap counterparty is a highly-rated major financial institution and the Company does not anticipate non-performance.

c) ACE US Holdings senior notes

In 1998, ACE US Holdings issued $250 million in aggregate principal amount of unsecured senior notes maturing and repaid in October 2008. The senior notes were callable subject to certain call premiums. Simultaneously upon issue, the Company entered into a notional $250 million swap transaction that had the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 6.47 percent for ten years.

d) ACE European Holdings notes

In December 2005, ACE European Holdings No. 2 Ltd. entered into a £100 million ($149 million) syndicated five-year term loan agreement due December 2010. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 5.25 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

e) ACE INA notes, debentures, and term loan

In December 2008, ACE INA entered into a $66 million dual tranche floating interest rate term loan agreement. The first tranche, a $50 million three-year term loan due December 2011, has a floating interest rate based on LIBOR. Simultaneously, the Company entered into a swap transaction that has the economic effect of fixing the interest rate, excluding fees and expenses, at 5.61 percent for the full term of the loan. The second tranche, a $16 million nine-month term loan, due September 2009, has a floating interest rate based on LIBOR. Simultaneously, the Company entered into a swap transaction that has the economic effect of fixing the interest rate, excluding fees and expenses, at 3.02 percent for the full term of the loan. The swap counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The loan is unsecured and repayable on maturity and contains customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such debt. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

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

In June 2004, ACE INA issued $500 million of 5.875 percent notes due June 2014. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

In May 2008, ACE INA issued $450 million of 5.6 percent senior notes due May 2015. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt. The proceeds from this debt offering, along with available cash, were used to redeem the Preferred Shares in June 2008. Refer to Note 11.

In February 2007, ACE INA issued $500 million of 5.7 percent notes due February 2017. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

In May 2006, ACE INA issued $300 million of 6.7 percent notes due May 2036. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

f) ACE INA capital securities

In 2000, ACE Capital Trust II, a Delaware statutory business trust, publicly issued $300 million of 9.7 percent Capital Securities (the Capital Securities). At the same time, ACE INA purchased $9.2 million of common securities of ACE Capital Trust II.

The Capital Securities mature in April 2030. Distributions on the Capital Securities are payable semi-annually. ACE Capital Trust II may defer these payments for up to ten consecutive semi-annual periods (but no later than April 1, 2030). Any deferred payments would accrue interest compounded semi-annually if ACE INA defers interest on the Subordinated Debentures due 2030 (as defined below).

The sole assets of ACE Capital Trust II consist of $309 million principal amount of 9.7 percent Junior Subordinated Deferrable Interest Debentures (the Subordinated Debentures) issued by ACE INA. The Subordinated Debentures mature in April 2030. Interest on the Subordinated Debentures is payable semi-annually. ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. ACE INA may redeem the Subordinated Debentures in the event certain changes in tax or investment company law occur at a redemption price equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures.

The Company has guaranteed, on a subordinated basis, ACE INA’s obligations under the Subordinated Debentures, and distributions and other payments due on the Capital Securities. These guarantees, when taken together with the Company’s obligations under expense agreements entered into with ACE Capital Trust II, provide a full and unconditional guarantee of amounts due on the Capital Securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

g) Other long-term debt

In August 2005, due to favorable low-interest terms, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75 percent due September 2020. The proceeds from PIDA were restricted for purposes of defraying construction costs on a new office building. Principal and interest are payable on a monthly basis. The current balance outstanding is $8 million.

In addition, in 1999, ACE American assumed a CIGNA loan of $8 million borrowed from the City of Philadelphia under the Urban Development Action Grant with an imputed rate of 7.1 percent due December 2019. The current amount outstanding is $6 million.

10. Commitments, contingencies, and guarantees

a) Derivative instruments

The Company maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, to obtain an exposure to a particular financial market, or to limit equity and interest rate exposure in the GMDB and GMIB block of business. In addition, the Company also purchases to be announced mortgage-backed securities as part of its investing activities. The Company records changes in fair value of these instruments as realized gains (losses) in the consolidated statements of operations. None of the derivatives are used as hedges for accounting purposes.

The following table outlines the fair values and notional values of certain derivative instruments at December 31, 2008 and 2007.

	2008		2007
(in millions of U.S. dollars)	Fair Value	Notional Value	Fair Value	Notional Value
Foreign currency forward contracts	$(13.8)	$603	$1.4	$1,104
Future contracts on money market instruments	10.6	3,446	13.4	9,520
Future contracts on notes and bonds	3.6	849	5.0	998
Credit default swaps	76.7	315	5.3	420
Options on money market instruments	(3.4)	3,621	(1.0)	758
Options on notes and bond futures	(0.1)	44	(6.7)	1,099
Options on equity market futures	280.4	1,410	69.9	1,050
Interest rate swaps	–	–	5.7	850
Total	$354.0	$10,288	$93.0	$15,799

Derivatives on money market instruments have durations of approximately 3 months regardless of the maturity date of the derivative.

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

Credit default swaps

A credit default swap is a bilateral contract under which two counterparties agree to isolate and separately trade the credit risk of at least one third-party reference entity. Under a credit default swap agreement, a protection buyer pays a periodic fee to a protection seller in exchange for a contingent payment by the seller upon a credit event (such as a default or failure to pay) related to the reference entity. When a credit event is triggered, the protection seller either takes delivery of the assets for the principal amount or pays the protection buyer the difference between the fair value of assets and the principal amount. The Company buys credit default swaps to mitigate global credit risk exposure from time to time, primarily related to reinsurance recoverables.

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

For long option positions, the maximum loss is the premium paid for the option. The maximum credit exposure is represented by the fair value of the options held. For short option positions, the potential loss is the same as having taken a position in the underlying security. Short call options are backed in the portfolio with the underlying, or highly correlated, securities and short put options are backed by uncommitted cash for the in-the-money portion. The long options had a maximum credit exposure of $280 million at December 31, 2008, and $70 million as of December 31, 2007. The majority of the option positions held at December 31, 2008 and 2007, have short-term expiration dates.

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

(iii) To be announced mortgage-backed securities (TBA)

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. At December 31, 2008 and 2007, the Company had TBA’s with fair values of $519 million and $1.4 billion, respectively, and corresponding par amounts of $506 million and $1.4 billion, respectively.

(iv) Convertible security investment

A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond’s maturity. The convertible option is an embedded derivative which is marked-to- market with changes in fair value recognized in Net realized gains (losses). The debt host instrument is classified in the investment portfolio as available for sale. The Company purchases convertible bonds for their total return and not specifically for the conversion feature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. The Company’s three largest exposures by issuer as of December 31, 2008, were General Electric Company, JP Morgan Chase & Co., and Bank of America Corp. The Company’s largest exposure by industry as of December 31, 2008, was financial services.

The Company markets its insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. The Company assumes a degree of credit risk associated with brokers with whom it transacts business. During the year ended December 31, 2008, approximately 13 percent of the Company’s gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and 9 percent by Aon Corporation and its affiliates. Both of these entities are large, well established companies and there are no indications that either of them is financially troubled at December 31, 2008. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2008, 2007, or 2006.

c) Other investments

The Company invests in limited partnerships with a carrying value of $773 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $863 million over the next several years.

d) Credit facilities

In November 2007, the Company entered into a $500 million unsecured revolving credit facility expiring in November 2012. This facility is available for general corporate purposes and the issuance of LOCs and replaced an existing $600 million revolving credit facility. On the effective date of the new revolving credit facility, all outstanding LOCs issued under the replaced facility were deemed to have been issued under the new revolving credit facility and the replaced facility terminated. At December 31, 2008, the outstanding LOCs issued under the renewed facility were $142 million. There were no other drawings or LOCs issued under this facility. This facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2008.

e) Letters of credit

In November 2007, the Company entered into a $1 billion unsecured operational LOC facility expiring in November 2012. This facility replaced two LOC facilities permitting up to $1.5 billion of LOCs. On the effective date of the new LOC facility, all outstanding LOCs issued under the replaced facilities were deemed to have been issued under the new LOC facility and the replaced facilities terminated. At December 31, 2008, $811 million of this facility was utilized.

In November 2006, to satisfy funding requirements of the Company’s Lloyd’s of London (Lloyd’s) Syndicate 2488 through 2009, the Company renewed its syndicated, uncollateralized LOC facility in the amount of £380 million ($553 million). In June 2007, Syndicate 2488 reduced the LOC balance supporting its funds at Lloyd’s in line with the requirements promulgated by Lloyd’s. The facility amount was also reduced to £300 million ($438 million). In November 2007, the Company gained approval from its bank group to extend the term of the facility by one year, to satisfy Syndicate 2488’s funding requirements through 2010. LOCs issued under this facility will expire no earlier than December 2013. At December 31, 2008, £176 million ($256 million) of this facility was utilized.

These facilities require that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

(ii) Business practices litigation

Beginning in 2004, ACE and its subsidiaries and affiliates received numerous subpoenas, interrogatories, and civil investigative demands in connection with certain investigations of insurance industry practices. These inquiries were issued by a number of attorneys general, state departments of insurance, and other authorities, including the New York Attorney General (NYAG) and the Pennsylvania Insurance Department. Such inquiries concerned underwriting practices and non-traditional or loss mitigation insurance products.

On April 25, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance. On May 9, 2007, ACE and the Pennsylvania Insurance Department (Department) and the Pennsylvania Office of Attorney General (OAG) entered into a settlement agreement. This settlement agreement resolves the issues raised by the Department and the OAG arising from their investigation of ACE’s underwriting practices and contingent commission payments. On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, the District of Columbia, and the Florida Department of Financial Services and Office of Insurance Regulation. The agreement resolves investigations of ACE’s underwriting practices and contingent commission payments.

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

In 2006 and 2007, ACE entered into settlement agreements with a number of attorneys general and state departments of insurance to resolve investigations of certain business practices and avoid possible litigation. In each instance, ACE agreed to a payment without admitting any liability, and to adopt or follow certain business reforms. Settlements were made with the following: Attorneys General of New York, Illinois, Connecticut, Pennsylvania, Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, and the District of Columbia; the New York Insurance Department, the Pennsylvania Insurance Department, and the Florida Department of Financial Services and Office of Insurance Regulation. Half of ACE’s settlement ($40 million of $80 million) with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department was distributed to eligible policyholders who executed a release of possible claims against ACE.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). In 2005, ACE and the individual defendants filed a motion to dismiss. The Court heard oral argument on November 10, 2008, but did not rule on the motion. On December 16, 2008, the parties entered into a Stipulation of Settlement. If the Court approves the settlement and certifies a settlement class, ACE will pay the plaintiffs $1.95 million in exchange for a full release of all claims. The Court has not yet scheduled the preliminary approval hearing.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. On April 14, 2008, the shareholder plaintiffs filed an amended complaint (their third pleading effort), which drops Evan Greenberg as a defendant. On June 13, 2008, ACE moved to dismiss the newly amended complaint. Briefing on ACE’s motion is complete but the Court has not yet scheduled oral argument. Discovery is currently stayed. The New York derivative action is stayed pending resolution of the Delaware derivative action.

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

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through December 2033. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases was $77 million for the year ended December 31, 2008, and $72 million for each of the years ended December 31, 2007 and 2006. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)
Year ending December 31
2009	$68
2010	58
2011	50
2012	42
2013	33
Later years	100
Total minimum future lease commitments	$351

h) Acquisition of business entities

Pursuant to the restructuring order that created Brandywine, the active ACE INA insurance subsidiaries are obligated to provide reinsurance coverage to Century Indemnity in the amount of $800 million under an aggregate excess of loss reinsurance agreement if the capital and surplus of Century Indemnity falls below $25 million or if Century Indemnity lacks liquid assets with which to pay claims as they become due. Refer to Note 7 for additional disclosure.

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

• Prior to the sale, the Company entered into a claims servicing agreement with a third party vendor that covers several Brandywine entities including ACE American Re. In connection with the sale, ACE agreed to retain this obligation for a specified period and the Company will continue to pay fees arising from the servicing of ACE American Re claims. Accordingly, at December 31, 2008, the Company has a liability of $21 million related to this obligation;

• Prior to the sale of BRUK, the Company guaranteed certain insurance policies issued by BRUK (the BRUK Guarantee). Subsequent to the sale, the BRUK Guarantee remains in force. As part of the transaction, R&Q has agreed to indemnify the Company in the event the Company is required to make payment under the BRUK Guarantee; however, the Company has not been relieved of its obligation to perform under the BRUK Guarantee. At December 31, 2008, the unpaid loss and loss expense reserves covered by the BRUK Guarantee were approximately $17 million.

11. Preferred Shares

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

12. Shareholders’ equity

a) Continuation

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

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company’s transfer agent in U.S. dollars converted at the U.S. dollar/Swiss franc exchange rate shortly before the payment date. For the foreseeable future, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

b) Shares authorized, issued, outstanding, and conditional

Following is a table of changes in Common Shares issued and outstanding for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Shares issued, beginning of year	329,704,531	326,455,468	323,322,586
Shares issued, net	3,140,194	1,213,663	947,373
Exercise of stock options	2,365,401	1,830,004	1,982,560
Shares issued under Employee Stock Purchase Plan	203,375	205,396	202,949
Shares issued, end of year	335,413,501	329,704,531	326,455,468
Common Shares in treasury, end of year	(1,768,030)	–	–
Shares issued and outstanding, end of year	333,645,471	329,704,531	326,455,468
Common Shares issued to employee trust
Balance, beginning of year	(117,231)	(166,425)	(221,675)
Shares redeemed	8,250	49,194	55,250
Balance, end of year	(108,981)	(117,231)	(166,425)

In July 2008, prior to the Continuation, the Company issued and placed 2,000,000 Common Shares in treasury principally for issuance upon the exercise of employee stock options. At December 31, 2008, 1,768,030 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Common Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations as discussed in Note 12 f) below.

Shares authorized

The Board is authorized to increase the share capital from time to time and at any time until July 14, 2010, by an amount not exceeding CHF 3.3 billion through the issue of up to 99,750,000 fully paid up Common Shares with a par value of CHF 33.14 each.

Conditional Share Capital for Bonds and Similar Debt Instruments

At December 31, 2008, the share capital of the Company shall be increased by an amount not exceeding CHF 1.094 billion through the issue of a maximum of 33,000,000 Common Shares, payable in full, each with a par value of CHF 33.14 through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by the Company, including convertible debt instruments.

Conditional Share Capital for Employee Benefit Plans

At December 31, 2008, the share capital of the Company shall be increased by an amount not exceeding CHF 1.088 billion through the issue from time to time of a maximum of 32,829,840 Common Shares, payable in full, each with a par value of CHF 33.14, in connection with the exercise of option rights granted to any employee of the Company, and any consultant, director, or other person providing services to the Company.

c) ACE Limited securities repurchase authorization

In November 2001, the Board authorized the repurchase of any ACE issued debt or capital securities, which includes ACE’s Common Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2008, this authorization had not been utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

d) General restrictions

The holders of the Common Shares are entitled to receive dividends as proposed by the Board and approved by the shareholders. Holders of Common Shares are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Common Shares of the Company, only a fraction of the vote will be allowed so as not to exceed ten percent. Entry of acquirers of Common Shares as shareholders with voting rights in the share register may be refused if it would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Dividends declared

Dividends declared on Common Shares amounted to $1.09, $1.06, and $0.98 per Common Share for the years ended December 31, 2008, 2007, and 2006, respectively. The dividends declared during the year ended December 31, 2008, include par value distributions of CHF 0.60 which have been reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing par value per Common Share to CHF 33.14. Dividends declared on Preferred Shares amounted to $24 million for the year ended December 31, 2008, and $45 million for each of the years ended December 31, 2007 and 2006.

f) Deferred compensation obligation

The Company maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by the Company to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders’ equity and accounted for at historical cost in a manner similar to Common Shares in treasury. These shares are recorded in Common Shares issued to employee trust and the obligations are recorded in Deferred compensation obligation. Changes in the fair value of the shares underlying the obligations are recorded in Accounts payable, accrued expenses, and other liabilities and the related expense or income is recorded in Administrative expenses.

The rabbi trust also holds other assets, such as fixed maturities, equity securities, and life insurance policies. These assets of the rabbi trust are consolidated with those of the Company and reflected in Other investments. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in Other (income) expense. Except for obligations related to life insurance policies which are reflected at cash surrender value, the related deferred compensation obligation is carried at fair value and reflected in Accounts payable, accrued expenses, and other liabilities with changes reflected as a corresponding increase or decrease to Other (income) expense.

13. Share-based compensation

The Company has share-based compensation plans which currently provide for awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board. The Company accounts for its share-based compensation plans in accordance with FAS 123R, which was adopted by the Company effective January 1, 2006.

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

In adopting FAS 123R, the Company applied the modified prospective method. Under this method, beginning on January 1, 2006, the Company recognizes compensation expense for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any awards that were granted prior to January 1, 2006, for which the requisite service had not been provided as of January 1, 2006 (i.e., unvested awards). Unvested awards are expensed consistent with the valuation used in previous disclosures of the pro forma effect of FAS 123. The Company used the Black-Scholes option-pricing model to measure the pro forma effect of FAS 123 and to determine the fair value of share compensation under FAS 123R.

The Company principally issues restricted stock grants and stock options on a graded vesting schedule. The Company recognizes compensation cost for restricted stock and stock option grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. An estimate of future forfeitures is incorporated into the determination of compensation cost for both grants of restricted stock and stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Share-based compensation expense for stock options and shares issued under the Employee Stock Purchase Plan (ESPP) amounted to $24 million ($22 million after tax or $0.07 per basic and diluted share), $23 million ($21 million after tax or $0.06 per basic and diluted share), and $20 million ($18 million after tax or $0.05 per basic and diluted share) for the years ended December 31, 2008, 2007, and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the expense for the restricted stock was $101 million ($71 million after tax), $77 million ($57 million after tax), and $65 million ($49 million after tax), respectively.

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). Once the 2004 LTIP was approved by shareholders, it became effective February 25, 2004. It will continue in effect until terminated by the Board. This plan replaced the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) except as to outstanding awards. During the Company’s 2008 annual general meeting, shareholders voted to increase the number of Common Shares authorized to be issued under the 2004 LTIP from 15,000,000 Common Shares to 19,000,000 Common Shares. Accordingly, under the 2004 LTIP, a total of 19,000,000 Common Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 19,000,000 shares; and (ii) any shares that are represented by awards granted under the Prior Plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2008, a total of 10,591,090 shares remain available for future issuance under this plan.

Under the 2004 LTIP, 3,000,000 Common Shares are authorized to be issued under the ESPP. As of December 31, 2008, a total of 989,812 Common Shares remain available for issuance under the ESPP.

Stock options

The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair value of the Company’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Included in the Company’s share-based compensation expense in the year ended December 31, 2008, is the cost related to the unvested portion of the 2005-2008 stock option grants. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. Expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter, and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants for the years indicated:

	2008	2007	2006
Dividend yield	1.80%	1.78%	1.64%
Expected volatility	32.20%	27.43%	31.29%
Risk-free interest rate	3.15%	4.51%	4.60%
Forfeiture rate	7.5%	7.5%	7.5%
Expected life	5.7 years	5.6 years	6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table shows changes in the Company’s stock options for the years ended December 31, 2008, 2007, and 2006:

	Number of Options	Weighted Average Exercise Price
Options outstanding, December 31, 2005	12,643,761	$36.53
Granted	1,505,215	$56.29
Exercised	(1,982,560)	$33.69
Forfeited	(413,895)	$39.71
Options outstanding, December 31, 2006	11,752,521	$39.43
Granted	1,549,091	$56.17
Exercised	(1,830,004)	$35.73
Forfeited	(200,793)	$51.66
Options outstanding, December 31, 2007	11,270,815	$42.12
Granted	1,612,507	$60.17
Exercised	(2,650,733)	$36.25
Forfeited	(309,026)	$54.31
Options outstanding, December 31, 2008	9,923,563	$46.24

The weighted-average remaining contractual term was 5.8 years for the stock options outstanding and 4.6 years for the stock options exercisable at December 31, 2008. The total intrinsic value was approximately $66 million for stock options outstanding and $81 million for stock options exercisable at December 31, 2008. The weighted-average fair value for the stock options granted for the year ended December 31, 2008 was $17.60. The total intrinsic value for stock options exercised during the years ended December 31, 2008, 2007, and 2006, was approximately $54 million, $44 million, and $43 million, respectively.

The amount of cash received during the year ended December 31, 2008, from the exercise of stock options was $97 million.

Restricted stock

The Company’s 2004 LTIP also provides for grants of restricted stock. The Company generally grants restricted stock with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the date of grant. Included in the Company’s share-based compensation expense in the year ended December 31, 2008, is a portion of the cost related to the unvested restricted stock granted in the years 2004 to 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table shows changes in the Company’s restricted stock for the years ended December 31, 2008, 2007, and 2006:

	Number of Restricted Stock	Weighted Average Grant- Date Fair Value
Unvested restricted stock, December 31, 2005	3,488,668	$41.26
Granted	1,632,504	$56.05
Vested and issued	(1,181,249)	$40.20
Forfeited	(360,734)	$44.04
Unvested restricted stock, December 31, 2006	3,579,189	$48.07
Granted	1,818,716	$56.45
Vested and issued	(1,345,412)	$44.48
Forfeited	(230,786)	$51.57
Unvested restricted stock, December 31, 2007	3,821,707	$53.12
Granted	1,836,532	$59.84
Vested and issued	(1,403,826)	$50.96
Forfeited	(371,183)	$53.75
Unvested restricted stock, December 31, 2008	3,883,230	$57.01

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

Restricted stock units

The Company’s 2004 LTIP also provides for grants of other awards, including restricted stock units. The Company generally grants restricted stock units with a 4-year vesting period, based on a graded vesting schedule. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Common Shares upon vesting. During 2008, the Company awarded 223,588 restricted stock units to officers of the Company and its subsidiaries with a weighted-average grant date fair value of $59.93. During 2007, 108,870 restricted stock units, with a weighted-average grant date fair value of $56.29 were awarded to officers of the Company and its subsidiaries. During 2006, 83,370 restricted stock units, with a weighted-average grant date fair value of $56.36 were awarded to officers of the Company and its subsidiaries.

The Company also grants restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. During 2008, 2007, and 2006, 40,362 restricted stock units, 29,676 restricted stock units, and 23,092 restricted stock units, respectively, were awarded to non-management directors.

ESPP

The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive “Subscription Periods.” Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Common Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as of the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price”, rounded down to the next full share. Effective for and from the second Subscription Period of 2007, the Purchase Price is 85 percent of the fair value of a Common Share on the Exercise Date. Prior to the second Subscription Period of 2007, the Purchase Price was calculated as the lower of (i) 85 percent of the fair value of a Common Share on the first day of the Subscription Period, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(ii) 85 percent of the fair value of a Common Share on the Exercise Date. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during 2008, 2007, and 2006, employees paid $10.1 million, $9.7 million, and $8.3 million, respectively, to purchase 203,375 shares, 205,396 shares, and 202,949 shares, respectively.

As of December 31, 2008, unrecognized compensation expense related to the unvested portion of the Company’s employee share-based awards was approximately $123 million and is expected to be recognized over a weighted-average period of approximately 2 years.

The Company generally issues shares for the exercise of stock options, for restricted stock, and for shares under the ESPP from un-issued reserved shares.

14. Pension plans

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

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. In addition, the Company may provide additional matching contributions, depending on its annual financial performance. Expenses for these plans totaled $77 million, $76 million, and $74 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Company adopted the recognition provisions of FAS 158 as of December 31, 2006. Upon adoption of FAS 158, the Company derecognized the additional minimum pension liability and the related intangible asset through a net benefit to shareholders’ equity. The initial impact of the adoption of FAS 158 due to unrecognized prior service costs and net actuarial gains or losses of $11 million were recognized by the Company as a component of accumulated other comprehensive income in shareholders’ equity. At December 31, 2008, the fair value of plan assets and the projected benefit obligation were $250 million and $329 million, respectively. The fair value of plan assets and the projected benefit obligation were $378 million and $463 million, respectively, at December 31, 2007. The accrued pension liability of $79 million at December 31, 2008, and $85 million at December 31, 2007, is included in Accounts payable, accrued expenses, and other liabilities.

The defined benefit pension plan contribution for 2009 is expected to be $8 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net benefit costs over the next year is $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Benefit payments were approximately $16 million in each of 2008 and 2007. Expected future payments are as follows:

Year ending December 31
(in millions of U.S. dollars)
2009	$16
2010	16
2011	17
2012	19
2013	18
2014 - 2018	93

15. Fair value measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Investments in partially-owned insurance companies

The fair value of the Company’s investment in Assured Guaranty Ltd. included in Investments in partially-owned insurance companies is based on a quoted market price and is classified within Level 1. Fair values for investments in partially-owned insurance companies based on the financial statements provided by those companies used for equity accounting are classified within Level 3.

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

The fair value of GMIB reinsurance is estimated using an internal valuation model which includes current market information and estimates of policyholder behavior. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the customer will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using actual data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates.

The Company views the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small. However, adverse changes in market factors and policyholder behavior will have an adverse impact on both life underwriting income and net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3.

Short-and long-term debt and trust preferred securities

Where practical, fair values for short-term debt, long-term debt, and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued. As such, these instruments are classified within Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of December 31, 2008.

December 31, 2008 (in millions of U.S. dollars)	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed maturities available for sale	$872	$30,009	$274	$31,155
Fixed maturities held to maturity	332	2,532	1	2,865
Equity securities	962	5	21	988
Short-term investments	2,668	682	–	3,350
Other investments	37	226	1,099	1,362
Investments in partially-owned insurance companies	218	–	435	653
Other derivative instruments	–	280	87	367
Total assets at fair value	$5,089	$33,734	$1,917	$40,740
Liabilities:
Investment derivative instruments	$3	$–	$–	$3
Guaranteed minimum income benefits	–	–	910	910
Short-term debt	–	479	–	479
Long-term debt	–	2,635	–	2,635
Trust preferred securities	–	230	–	230
Total liabilities at fair value	$3	$3,344	$910	$4,257

The carrying amounts are equal to the fair values of financial instruments at December 31, 2008, except for investments in partially-owned insurance companies, short- and long-term debt, and trust preferred securities which had carrying values of $832 million, $471 million, $2.8 billion, and $309 million, respectively.

The fair values and carrying amounts of financial instruments at December 31, 2007, were as follows:

	2007
(in millions of U.S. dollars)	Fair Value	Carrying Amount
Assets:
Fixed maturities available for sale	$33,184	$33,184
Fixed maturities held to maturity	3,015	2,987
Equity securities	1,837	1,837
Short-term investments	2,631	2,631
Other investments	1,140	1,140
Investments in partially-owned insurance companies	889	773
Investment derivative instruments	18	18
Other derivative instruments	75	75
Liabilities:
Short-term debt	378	372
Long-term debt	1,862	1,811
Trust preferred securities	387	309
Guaranteed minimum income benefits	225	225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Level 3 financial instruments

The following table provides a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008.

(in millions of U.S. dollars)	Balance, Beginning of Year	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance, End of Year	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at December 31, 2008, included in Net Income
Assets:
Fixed maturities available for sale	$601	$(29)	$(86)	$(8)	$(204)	$274	$(24)
Fixed maturities held to maturity	–	(2)	–	–	3	1	(2)
Equity securities	12	–	(8)	(8)	25	21	–
Other investments	898	(56)	(270)	527	–	1,099	(56)
Investments in partially-owned insurance companies	381	(6)	28	32	–	435	(8)
Investment derivative instruments	6	5	–	(11)	–	–	–
Other derivative instruments	17	47	–	23	–	87	73
Total assets at fair value	$1,915	$(41)	$(336)	$555	$(176)	$1,917	$(17)
Liabilities:
Guaranteed minimum income benefits	$225	$650	$–	$35	$–	910	$650

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as of January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses). During the three months ended June 30, 2008, the Company sold the entire portfolio. Accordingly, the Company currently holds no assets for which the provisions of FAS 159 have been elected. For the six months ended June 30, 2008, the Company recognized net realized losses related to changes in fair value of these equity securities of $11 million in the consolidated statement of operations. Throughout 2008 to the date of sale, all of these equity securities were classified within Level 1 in the fair value hierarchy.

16. Other (income) expense

The following table details the components of Other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006.

(in millions of U.S. dollars)	2008	2007	2006
Equity in net (income) loss of partially-owned companies	$(52)	$39	$(60)
Minority interest expense	11	7	8
Federal excise and capital taxes	16	18	10
Other	(14)	17	7
Other (income) expense	$(39)	$81	$(35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

In 2008, 2007, and 2006, equity in net (income) loss of partially-owned companies includes $(28) million, $68 million, and $(57) million, respectively, of (income) loss related to Assured Guaranty Ltd. Certain excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense. As these are considered capital transactions, they are excluded from underwriting results.

17. Segment information

The Company operates through the following business segments, certain of which represent the aggregation of distinct operating segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life Insurance and Reinsurance. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. Additionally, Insurance – North American has formed internet distribution channels for some of its products. Global Reinsurance, Insurance – North American, and Life Insurance and Reinsurance have established relationships with reinsurance intermediaries. Segment operating results for the year ended December 31, 2008, include the results of Combined Insurance from April 1, 2008. Results from Combined Insurance’s North American operations are included in the Life Insurance and Reinsurance segment and the results from Combined Insurance’s international operations are included in the Insurance – Overseas General segment.

The Insurance – North American segment comprises the P&C operation in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations. ACE USA provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ESIS, ACE USA’s in-house third-party claims administrator, performs claims management and risk control services for organizations that self-insure P&C exposures. The operating results of ESIS are included in Insurance – North American’s administrative expenses. ACE Westchester specializes in the wholesale distribution of excess, surplus, and specialty P&C products. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering risks that are generally low in frequency and high in severity. ACE Private Risk Services provides personal lines coverages (such as homeowners and automobile) for high net worth clients. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business), the wholesale insurance operations of ACE Global Markets, and the international A&H and life insurance business of Combined Insurance. ACE International, the ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, the London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488 (2008 capacity of £330 million ($480 million)), offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. AEGL, the London-based, Financial Services Authority-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in Europe and Asia Pacific. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (Directors & Officers and Errors & Omissions), marine, energy, aviation, political risk, specialty personal lines, consumer lines products, A&H (principally accident and supplemental health), and life insurance products.

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C companies. The Global Reinsurance segment includes ACE Global Markets’ reinsurance operations, as well as an underwriting presence at Lloyd’s Reinsurance Company (China) Limited, Lloyd’s new licensed reinsurance company based in Shanghai.

The Life Insurance and Reinsurance segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE International Life, and the North American A&H and life business of Combined Insurance. ACE Life Re provides reinsurance coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE International Life provides traditional life insurance protection, investments, and savings products to individuals in several countries including China, Egypt, Taiwan, Thailand, the United Arab Emirates and Vietnam. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Corporate and Other (Corporate) includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of Assured Guaranty Ltd.’s earnings reflected in Other (income) expense. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. Additionally, the Company does not consider the development of loss reserves related to the September 11 tragedy in assessing segment performance as these loss reserves are managed by Corporate. As such, the effect of the related loss reserve development on net income is reported within Corporate. ACE also eliminates the impact of intersegment LPT transactions which are not reflected in the results within the statements of operations by segment.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting losses and loss expenses, future policy benefits, policy acquisition costs, and administrative expenses from net premiums earned. For the life insurance and reinsurance business, management also includes net investment income as a component of underwriting income. The following tables summarize the operations by segment for the years ended December 31, 2008, 2007, and 2006.

Statement of Operations by Segment

For the year ended December 31, 2008 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$10,053	$6,941	$921	$1,327	$–	$19,242
Net premiums written	5,636	5,332	914	1,198	–	13,080
Net premiums earned	5,679	5,337	1,017	1,170	–	13,203
Losses and loss expenses	4,080	2,679	524	320	–	7,603
Future policy benefits	–	12	–	387	–	399
Policy acquisition costs	562	1,193	192	188	–	2,135
Administrative expenses	536	793	56	199	153	1,737
Underwriting income (loss)	501	660	245	76	(153)	1,329
Net investment income	1,095	521	309	142	(5)	2,062
Net realized gains (losses)	(709)	(316)	(163)	(532)	87	(1,633)
Interest expense	1	–	–	–	229	230
Other (income) expense	7	(11)	2	12	(49)	(39)
Income tax expense (benefit)	315	100	30	30	(105)	370
Net income (loss)	$564	$776	$359	$(356)	$(146)	$1,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2007 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,840	$6,291	$1,218	$391	$–	$17,740
Net premiums written	5,833	4,568	1,197	381	–	11,979
Net premiums earned	6,007	4,623	1,299	368	–	12,297
Losses and loss expenses	4,269	2,420	664	–	(2)	7,351
Future policy benefits	–	–	–	168	–	168
Policy acquisition costs	515	963	248	45	–	1,771
Administrative expenses	530	669	64	50	142	1,455
Underwriting income (loss)	693	571	323	105	(140)	1,552
Net investment income	1,034	450	274	55	105	1,918
Net realized gains (losses)	125	(69)	21	(164)	26	(61)
Interest expense	–	–	–	–	175	175
Other (income) expense	11	(20)	4	1	85	81
Income tax expense (benefit)	468	183	32	(8)	(100)	575
Net income (loss)	$1,373	$789	$582	$3	$(169)	$2,578

Statement of Operations by Segment

For the year ended December 31, 2006 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life Insurance and Reinsurance	Corporate and Other	ACE Consolidated
Gross premiums written	$9,663	$5,897	$1,567	$274	$–	$17,401
Net premiums written	5,940	4,266	1,550	274	–	12,030
Net premiums earned	5,719	4,321	1,511	274	–	11,825
Losses and loss expenses	4,026	2,259	784	–	1	7,070
Future policy benefits	–	–	–	123	–	123
Policy acquisition costs	530	856	303	26	–	1,715
Administrative expenses	502	609	62	35	248	1,456
Underwriting income (loss)	661	597	362	90	(249)	1,461
Net investment income	876	370	221	42	92	1,601
Net realized gains (losses)	(83)	(16)	10	(36)	27	(98)
Interest expense	–	–	–	–	176	176
Other (income) expense	(2)	10	8	–	(51)	(35)
Income tax expense (benefit)	352	206	38	(6)	(68)	522
Cumulative effect of a change in accounting principle	–	–	–	–	4	4
Net income (loss)	$1,104	$735	$547	$102	$(183)	$2,305

Underwriting assets are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table shows the impact of the catastrophe losses by segment for the year ended December 31, 2008.

Catastrophe Loss Charges – By Event (in millions of U.S. dollars)	Insurance - North American	Insurance- Overseas General	Global Reinsurance	Consolidated
Net loss
Hurricane – Gustav	$50	$11	$6	$67
Hurricane – Ike	206	48	174	428
Other	42	24	6	72
Total	$298	$83	$186	$567
Reinstatement premiums (earned) expensed	16	8	(21)	3
Total before income tax	314	91	165	570
Income tax benefit	(99)	(20)	(1)	(120)
Total after income tax	$215	$71	$164	$450

The following tables summarize the net premiums earned of each segment by product offering for the years ended December 31, 2008, 2007, and 2006.

Year ended December 31, 2008 (in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
Insurance – North American	$1,576	$3,857	$246	$5,679
Insurance – Overseas General	1,855	1,487	1,995	5,337
Global Reinsurance	523	494	–	1,017
Life Insurance and Reinsurance	–	–	1,170	1,170
	$3,954	$5,838	$3,411	$13,203

Year ended December 31, 2007
Insurance – North American	$1,486	$4,298	$223	$6,007
Insurance – Overseas General	1,697	1,495	1,431	4,623
Global Reinsurance	628	671	–	1,299
Life Insurance and Reinsurance	–	–	368	368
	$3,811	$6,464	$2,022	$12,297

Year ended December 31, 2006
Insurance – North American	$1,296	$4,228	$195	$5,719
Insurance – Overseas General	1,617	1,479	1,225	4,321
Global Reinsurance	712	799	–	1,511
Life Insurance and Reinsurance	–	–	274	274
	$3,625	$6,506	$1,694	$11,825

The following table summarizes the Company’s net premiums earned by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Asia Pacific/Far East	Latin America
2008	61%	22%	12%	5%
2007	62%	23%	10%	5%
2006	64%	22%	10%	4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

18. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006.

(in millions of U.S. dollars, except share and per share data)	2008	2007	2006
Numerator:
Net income before cumulative effect of a change in accounting principle	$1,197	$2,578	$2,301
Dividends on Preferred Shares	(24)	(45)	(45)
Net income available to holders of Common Shares before cumulative effect of a change in accounting principle	1,173	2,533	2,256
Cumulative effect of a change in accounting principle	–	–	4
Net income available to holders of Common Shares	$1,173	$2,533	$2,260
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	328,579,543	324,938,327	321,768,672
Denominator for diluted earnings per share:
Share-based compensation plans	3,902,084	5,509,394	5,463,350
Adjusted weighted average shares outstanding and assumed conversions	332,481,627	330,447,721	327,232,022
Basic earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$3.57	$7.79	$7.01
Cumulative effect of a change in accounting principle	–	–	0.01
Earnings per share	$3.57	$7.79	$7.02
Diluted earnings per share:
Earnings per share before cumulative effect of a change in accounting principle	$3.53	$7.66	$6.90
Cumulative effect of a change in accounting principle	–	–	0.01
Earnings per share	$3.53	$7.66	$6.91

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. For the years ended December 31, 2008, 2007, and 2006, the potential anti-dilutive share conversions were 638,401, 233,326, and 319,397 respectively.

19. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. The Company maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda, the balance of which was $34 million, at December 31, 2008 and 2007. The receivable is included in Other assets in the accompanying consolidated balance sheets. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. The statutory capital and surplus of the U.S. subsidiaries met regulatory requirements for 2008, 2007, and 2006. The amount of dividends available to be paid in 2009, without prior approval from the state insurance departments, totals $835 million.

The combined statutory capital and surplus and statutory net income of the Bermuda and U.S. subsidiaries as of and for the years ended December 31, 2008, 2007, and 2006, are as follows:

	Bermuda Subsidiaries			U.S. Subsidiaries
(in millions of U.S. dollars)	2008	2007	2006	2008	2007	2006
Statutory capital and surplus	$7,001	$8,579	$7,605	$5,337	$5,321	$4,431
Statutory net income	$684	$1,535	$1,527	$798	$873	$724

As permitted by the Restructuring discussed previously in Note 7, certain of the Company’s U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $211 million, $140 million, and $157 million as of December 31, 2008, 2007, and 2006, respectively.

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

Other disclosures required by Swiss law

(i) Expenses

Total personnel expenses amounted to $1.4 billion for the year ended December 31, 2008, and $1.1 billion for each of the years ended December 31, 2007 and 2006. Amortization expense related to tangible property amounted to $90 million, $77 million, and $64 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(ii) Fire insurance values of property and equipment

Total fire insurance values of property and equipment amounted to $680 million and $464 million at December 31, 2008 and 2007, respectively.

(iii) Risk assessment and management

The management of ACE is responsible for assessing risks related to the financial reporting process and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ACE’s consolidated financial statements for external purposes in accordance with GAAP.

The Board, operating through its Audit Committee composed entirely of directors who are not officers or employees of the Company, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use, or disposition. The Audit Committee meets with management, the independent registered public accountants and the internal auditor; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accountants and the internal auditor meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company’s internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use, or disposition.

ACE’s management is responsible for assessing operational risks facing the Company and sets policies designed to address such risks. Examples of key areas addressed by ACE’s risk management processes follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

a) Underwriting

The Company’s underwriting strategy is to employ consistent, disciplined pricing and risk selection. Clearly defined underwriting authorities, standards, and guidelines are in place in each of the local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. ACE’s priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in the underwriting staff. In addition, ACE employs a business review structure that helps ensure control of risk quality and conservative use of policy limits and terms and conditions.

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. The Company uses sophisticated catastrophe loss and risk modeling techniques designed to ensure appropriate spread of risk and to analyze correlation of risk across different product lines and territories.

b) Reinsurance protection

As part of the Company’s risk management strategy, ACE purchases reinsurance protection to mitigate exposure to losses, including catastrophes, to an acceptable level. In certain countries, reinsurer selection is limited by local laws or regulations. In those areas where there is more freedom of choice, the counterparty is selected based upon its financial strength, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, the Company maintains an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by the Reinsurance Security Committee (RSC), a committee comprised of senior management personnel, and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Enterprise Risk Management Board. The reinsurers on the authorized list and potential new markets are regularly reviewed, and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

c) Investments

ACE’s principal investment objective is to ensure that funds will be available to meet primary insurance and reinsurance obligations. Within this broad liquidity constraint, the investment portfolio’s structure seeks to maximize return subject to specifically-approved guidelines of overall asset classes, credit quality, liquidity, and volatility of expected returns.

The management of the investment portfolio is the responsibility of ACE Asset Management. ACE Asset Management, an indirect wholly-owned subsidiary of ACE, operates principally to guide and direct the investment process. In this regard, ACE Asset Management:

• conducts formal asset allocation modeling for each of the ACE subsidiaries, providing formal recommendations for the portfolio’s structure;

• establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets;

• provides the analysis, evaluation, and selection of external investment advisors;

• establishes and develops investment-related analytics to enhance portfolio engineering and risk control;

• monitors and aggregates the correlated risk of the overall investment portfolio; and

• provides governance over the investment process for each of the operating companies to ensure consistency of approach and adherence to investment guidelines.

For the portfolio, ACE determines allowable, targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility of returns. Allowable investment classes are further refined through analysis of the Company’s operating environment, including expected volatility of cash flows, overall capital position, regulatory, and rating agency considerations.

The Finance and Investment Committee of the Board of Directors approves asset allocation targets and reviews investment policy to ensure that it is consistent with overall goals, strategies, and objectives. Overall investment guidelines are reviewed and approved by the Finance and Investment Committee to ensure that appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained. In addition, the Finance and Investment Committee systematically reviews the portfolio’s exposures to capture any potential violations of investment guidelines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

21. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006, for ACE Limited (the “Parent Guarantor”) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at December 31, 2008

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consoli\dated
Assets
Investments	$143	$20,323	$19,249	$–	$39,715
Cash	(52)	442	477	–	867
Insurance and reinsurance balances receivable	–	2,944	509	–	3,453
Reinsurance recoverable on losses and loss expenses	–	16,880	(2,963)	–	13,917
Reinsurance recoverable on future policy benefits	–	625	(366)	–	259
Value of business acquired	–	823	–	–	823
Goodwill and other intangible assets	–	3,199	548	–	3,747
Investments in subsidiaries	13,697	–	–	(13,697)	–
Due from (to) subsidiaries and affiliates, net	784	(389)	389	(784)	–
Other assets	12	7,398	1,866	–	9,276
Total assets	$14,584	$52,245	$19,709	$(14,481)	$72,057
Liabilities
Unpaid losses and loss expenses	$–	$29,127	$8,049	$–	$37,176
Unearned premiums	–	4,804	1,146	–	5,950
Future policy benefits	–	2,249	655	–	2,904
Short-term debt	–	471	–	–	471
Long-term debt	–	2,806	–	–	2,806
Trust preferred securities	–	309	–	–	309
Other liabilities	138	5,932	1,925	–	7,995
Total liabilities	138	45,698	11,775	–	57,611
Total shareholders’ equity	14,446	6,547	7,934	(14,481)	14,446
Total liabilities and shareholders’ equity	$14,584	$52,245	$19,709	$(14,481)	$72,057

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2007

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$62	$20,671	$21,046	$–	$41,779
Cash	–	310	251	(51)	510
Insurance and reinsurance balances receivable	–	2,961	579	–	3,540
Reinsurance recoverable on losses and loss expenses	–	16,742	(2,388)	–	14,354
Reinsurance recoverable on future policy benefits	–	–	8	–	8
Goodwill and other intangible assets	–	2,267	571	–	2,838
Investments in subsidiaries	16,669	–	–	(16,669)	–
Due from (to) subsidiaries and affiliates, net	174	45	(45)	(174)	–
Other assets	14	6,333	2,714	–	9,061
Total assets	$16,919	$49,329	$22,736	$(16,894)	$72,090
Liabilities
Unpaid losses and loss expenses	$–	$28,984	$8,128	$–	$37,112
Unearned premiums	–	4,930	1,297	–	6,227
Future policy benefits	–	–	545	–	545
Short-term debt	51	87	285	(51)	372
Long-term debt	–	1,811	–	–	1,811
Trust preferred securities	–	309	–	–	309
Other liabilities	191	6,199	2,647	–	9,037
Total liabilities	242	42,320	12,902	(51)	55,413
Total shareholders’ equity	16,677	7,009	9,834	(16,843)	16,677
Total liabilities and shareholders’ equity	$16,919	$49,329	$22,736	$(16,894)	$72,090

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2008 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,267	$5,813	$–	$13,080
Net premiums earned	–	7,424	5,779	–	13,203
Net investment income	(16)	1,068	1,010	–	2,062
Equity in earnings of subsidiaries	1,150	–	–	(1,150)	–
Net realized gains (losses)	90	(572)	(1,151)	–	(1,633)
Losses and loss expenses	–	4,427	3,176	–	7,603
Future policy benefits	–	125	274	–	399
Policy acquisition costs and administrative expenses	73	2,218	1,604	(23)	3,872
Interest expense	(38)	241	(2)	29	230
Other (income) expense	(15)	1	(25)	–	(39)
Income tax expense	7	346	17	–	370
Net income	$1,197	$562	$594	$(1,156)	$1,197

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,033	$4,946	$–	$11,979
Net premiums earned	–	7,193	5,104	–	12,297
Net investment income	14	935	969	–	1,918
Equity in earnings of subsidiaries	2,633	–	–	(2,633)	–
Net realized gains (losses)	21	–	(82)	–	(61)
Losses and loss expenses	–	4,724	2,627	–	7,351
Future policy benefits	–	43	125	–	168
Policy acquisition costs and administrative expenses	87	1,835	1,324	(20)	3,226
Interest expense (income)	(10)	165	12	8	175
Other (income) expense	10	14	57	–	81
Income tax expense	3	462	110	–	575
Net income	$2,578	$885	$1,736	$(2,621)	$2,578

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$6,609	$5,421	$–	$12,030
Net premiums earned	–	6,630	5,195	–	11,825
Net investment income	6	805	790	–	1,601
Equity in earnings of subsidiaries	2,412	–	–	(2,412)	–
Net realized gains (losses)	11	(58)	(51)	–	(98)
Losses and loss expenses	–	4,199	2,871	–	7,070
Future policy benefits	–	14	109	–	123
Policy acquisition costs and administrative expenses	115	1,812	1,281	(37)	3,171
Interest expense (income)	–	156	(1)	21	176
Other (income) expense	2	14	(51)	–	(35)
Income tax expense	8	425	89	–	522
Cumulative effect of a change in accounting principle	1	2	1	–	4
Net income	$2,305	$759	$1,637	$(2,396)	$2,305

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$1,613	$886	$1,602	$4,101
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(94)	(15,535)	(27,877)	(43,506)
Purchases of fixed maturities held to maturity	–	(351)	(15)	(366)
Purchases of equity securities	–	(492)	(479)	(971)
Sales of fixed maturities available for sale	–	14,117	25,310	39,427
Sales of equity securities	–	749	415	1,164
Maturities and redemptions of fixed maturities available for sale	–	1,355	1,425	2,780
Maturities and redemptions of fixed maturities held to maturity	–	332	113	445
Net proceeds from (payments made on) the settlement of investment derivatives	11	–	21	32
Capitalization of subsidiary	(215)	–	215	–
Advances (to) from affiliates	(475)	–	475	–
Acquisition of subsidiary (net of cash acquired of $19)	–	(2,521)	–	(2,521)
Other	13	(150)	(471)	(608)
Net cash flows from (used for) investing activities	(760)	(2,496)	(868)	(4,124)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(362)	–	–	(362)
Dividends paid on Preferred Shares	(24)	–	–	(24)
Net repayment of short-term debt	(51)	196	(234)	(89)
Net proceeds from (repayment of) issuance of long-term debt	–	1,245	–	1,245
Redemption of Preferred Shares	(575)	–	–	(575)
Proceeds from exercise of options for Common Shares	97	–	–	97
Proceeds from Common Shares issued under ESPP	10	–	–	10
Advances (to) from affiliates	–	234	(234)	–
Tax benefit on share-based compensation expense	–	–	12	12
Net cash flows from (used for) financing activities	(905)	1,675	(456)	314
Effect of foreign currency rate changes on cash and cash equivalents	–	67	(1)	66
Net (decrease) increase in cash	(52)	132	277	357
Cash – beginning of year	–	310	200	510
Cash – end of year	$(52)	$442	$477	$867

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$241	$1,612	$2,848	$4,701
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	(18,092)	(30,026)	(48,118)
Purchases of fixed maturities held to maturity	–	(319)	(5)	(324)
Purchases of equity securities	–	(603)	(326)	(929)
Sales of fixed maturities available for sale	3	15,127	25,686	40,816
Sales of equity securities	–	456	407	863
Maturities and redemptions of fixed maturities available for sale	–	1,764	1,468	3,232
Maturities and redemptions of fixed maturities held to maturity	–	256	109	365
Net proceeds from (payments made on) the settlement of investment derivatives	14	–	(30)	(16)
Advances (to) from affiliates	496	–	(496)	–
Other	(6)	(166)	(247)	(419)
Net cash flows from (used for) investing activities	507	(1,577)	(3,460)	(4,530)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(341)	–	–	(341)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net repayment of short-term debt	(449)	–	(16)	(465)
Net proceeds from issuance of long-term debt	–	500	–	500
Proceeds from exercise of options for Common Shares	65	–	–	65
Proceeds from Common Shares issued under ESPP	9	–	–	9
Advances (to) from affiliates	–	(483)	483	–
Tax benefit on share-based compensation expense	–	21	3	24
Net cash flows from (used for) financing activities	(761)	38	470	(253)
Effect of foreign currency rate changes on cash and cash equivalents	–	24	3	27
Net (decrease) increase in cash	(13)	97	(139)	(55)
Cash – beginning of year	13	213	339	565
Cash – end of year	$–	$310	$200	$510
(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$502	$2,033	$1,570	$4,105
Cash flows used for investing activities
Purchases of fixed maturities available for sale	–	(13,159)	(28,036)	(41,195)
Purchases of fixed maturities held to maturity	–	(474)	(59)	(533)
Purchases of equity securities	–	(508)	(333)	(841)
Sales of fixed maturities available for sale	12	9,279	24,648	33,939
Sales of equity securities	–	427	500	927
Maturities and redemptions of fixed maturities available for sale	–	1,836	1,573	3,409
Maturities and redemptions of fixed maturities held to maturity	–	445	98	543
Net proceeds from (payments made on) the settlement of investment derivatives	11	–	(51)	(40)
Capitalization of subsidiaries	(15)	–	15	–
Advances (to) from affiliates	(237)	–	237	–
Sale of subsidiary (net of cash sold of $2)	–	(2)	–	(2)
Other	2	(134)	155	23
Net cash flows used for investing activities	(227)	(2,290)	(1,253)	(3,770)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(312)	–	–	(312)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Repayment of short-term debt	–	(300)	–	(300)
Net proceeds from issuance of long-term debt	–	298	–	298
Proceeds from exercise of options for Common Shares	67	–	–	67
Proceeds from Common Shares issued under ESPP	8	–	–	8
Advances (to) from affiliates	–	194	(194)	–
Net cash flows from (used for) financing activities	(282)	192	(194)	(284)
Effect of foreign currency rate changes on cash and cash equivalents	–	2	–	2
Net increase (decrease) in cash	(7)	(63)	123	53
Cash – beginning of year	20	276	216	512
Cash – end of year	$13	$213	$339	$565

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

22. Condensed unaudited quarterly financial data

(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
Net premiums earned	$2,940	$3,428	$3,609	$3,226
Net investment income	489	532	520	521
Net realized gains (losses)	(353)	(126)	(510)	(644)
Total revenues	$3,076	$3,834	$3,619	$3,103
Losses and loss expenses	$1,579	$1,895	$2,369	$1,760
Future policy benefits	$63	$89	$91	$156
Net income	$377	$746	$54	$20
Basic earnings per share	$1.12	$2.23	$0.16	$0.06
Diluted earnings per share	$1.10	$2.20	$0.16	$0.06

(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Net premiums earned	$3,082	$3,008	$3,150	$3,057
Net investment income	451	471	492	504
Net realized gains (losses)	16	(11)	–	(66)
Total revenues	$3,549	$3,468	$3,642	$3,495
Losses and loss expenses	$1,860	$1,793	$1,910	$1,788
Future policy benefits	$36	$33	$39	$60
Net income	$701	$649	$656	$572
Basic earnings per share	$2.13	$1.96	$1.98	$1.72
Diluted earnings per share	$2.10	$1.93	$1.95	$1.69

SCHEDULE I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2008 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities available for sale:
Bonds:
U.S. Treasury and agency	$1,991	$2,122	$2,122
Foreign	8,625	8,374	8,374
Corporate securities	10,093	9,061	9,061
Mortgage-backed securities	10,958	10,160	10,160
States, municipalities, and political subdivisions	1,442	1,438	1,438
Total fixed maturities	33,109	31,155	31,155
Fixed maturities held to maturity:
Bonds:
U.S. Treasury and agency	862	923	862
Foreign	38	38	38
Corporate securities	405	392	405
Mortgage-backed securities	877	826	877
States, municipalities, and political subdivisions	678	686	678
Total fixed maturities	2,860	2,865	2,860
Equity securities:
Common stock:
Public utilities	28	26	26
Banks, trust, and insurance companies	132	96	96
Industrial, miscellaneous, and all other	972	866	866
Total equity securities	1,132	988	988
Short-term investments	3,350	3,350	3,350
Other investments	1,368	1,362	1,362
	4,718	4,712	4,712
Total investments – other than investments in related parties	$41,819	$39,720	$39,715

SCHEDULE II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2008 and 2007 (in millions of U.S. dollars)	2008	2007
Assets
Investments in subsidiaries and affiliates on equity basis	$13,697	$16,669
Short-term investments	97	3
Other investments, at cost	46	59
Total investments	13,840	16,731
Cash	(52)	–
Due from subsidiaries and affiliates, net	784	174
Other assets	12	14
Total assets	$14,584	$16,919
Liabilities
Accounts payable, accrued expenses, and other liabilities	$47	$102
Dividends payable	91	89
Short-term debt	–	51
Total liabilities	138	242
Shareholders’ equity
Preferred Shares	–	2
Common Shares	10,827	14
Common Shares in treasury	(3)	–
Additional paid-in capital	5,464	6,812
Retained earnings	74	9,080
Deferred compensation obligation	3	3
Accumulated other comprehensive income	(1,916)	769
Common Shares issued to employee trust	(3)	(3)
Total shareholders’ equity	14,446	16,677
Total liabilities and shareholders’ equity	$14,584	$16,919

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)	2008	2007	2006
Revenues
Investment income, including intercompany interest income (expense)	$14	$22	$27
Equity in net income of subsidiaries and affiliates	1,150	2,633	2,412
Net realized gains (losses)	90	21	11
	1,254	2,676	2,450
Expenses
Administrative and other expenses	65	100	124
Interest expense (income)	(8)	(2)	21
	57	98	145
Net income	$1,197	$2,578	$2,305

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)	2008	2007	2006
Cash flows from operating activities
Net income	$1,197	$2,578	$2,305
Adjustments to reconcile net income to net cash flows from operating activities:
Equity in net income of subsidiaries and affiliates	(1,150)	(2,633)	(2,412)
Dividends received from subsidiaries	1,662	168	616
Net realized (gains) losses	(90)	(21)	(11)
Amounts due to subsidiaries and affiliates, net	40	90	(8)
Accounts payable, accrued expenses, and other liabilities	(61)	4	(18)
Accrued interest on advances from affiliate	(7)	7	(4)
Other	22	48	34
Net cash flows from operating activities	1,613	241	502
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(94)	–	–
Sales of fixed maturities available for sale		3	12
Net proceeds from the settlement of investment derivatives	11	14	11
Capitalization of subsidiaries	(215)	–	(15)
Advances (to) from affiliates	(475)	496	(237)
Other	13	(6)	2
Net cash flows from (used for) investing activities	(760)	507	(227)
Cash flows (used for) from financing activities
Dividends paid on Common Shares	(362)	(341)	(312)
Dividends paid on Preferred Shares	(24)	(45)	(45)
Net repayment of short-term debt	(51)	(449)	–
Redemption of Preferred Shares	(575)	–	–
Proceeds from exercise of options for Common Shares	97	65	67
Proceeds from Common Shares issued under ESPP	10	9	8
Net cash flows (used for) from financing activities	(905)	(761)	(282)
Net (decrease) increase in cash	(52)	(13)	(7)
Cash – beginning of year	–	13	20
Cash – end of year	$(52)	$–	$13

SCHEDULE IV (continued)

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2008	$16,087	$6,144	$3,260	$13,203	25%
2007	$14,673	$5,834	$3,458	$12,297	28%
2006	$13,562	$5,198	$3,461	$11,825	29%

SCHEDULE VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2008, 2007, and 2006 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2008	$1,192	$24,241	$5,924	$12,742	$1,966	$8,417	$(814)	$2,087	$6,327	$12,594
2007	$1,109	$23,592	$6,215	$11,929	$1,863	$7,568	$(217)	$1,726	$5,934	$11,598
2006	$1,074	$22,008	$6,434	$11,551	$1,559	$7,082	$(12)	$1,689	$5,459	$11,756