Form 10-K/A
period 2008-12-31
ACE LTD
filed 2009-03-10
CIK 896159

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

Explanatory Note

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009, for the sole purpose of correcting certain table line item descriptions in Item 7A (Quantitative and Qualitative Disclosures about Market Risk). The line item descriptions relating to hedge value and net income have been changed to place parentheses around the word “decrease” rather than “Increase” in the tables entitled (i) Interest Rate Shock, (ii) Sensitivities to Other Economic Variables, and (iii) Sensitivities to Actuarial Assumptions. No number entries to any of the tables were changed.

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

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with SOP 03-1 (SOP reserves) and changes in these reserves are reflected as life and annuity benefit expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative according to FAS 133. The fair value liability established for a GMIB reinsurance contract represents the differ-

ence between the fair value of the contract and the SOP 03-1 reserves. Changes in the fair value of the GMIB liability, net of associated changes in the calculated SOP 03-1 reserve, are reflected as realized gains or losses.

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

The following table provides more information on our exposure to variable annuity sensitivities to equities and interest rates at December 31, 2008.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%
(in millions of U.S. dollars)

+100 bps	(Increase)/decrease in SOP reserve	$89	$25	$(60)	$(166)
	(Increase)/decrease in net FVL	222	135	55	(15)
	Increase/(decrease) in hedge value	(80)	(20)	46	118
	Increase/(decrease) in net income	$231	$140	$41	$(63)
Flat	(Increase)/decrease in SOP reserve	$69	$–	$(91)	$(204)
	(Increase)/decrease in net FVL	91	–	(89)	(168)
	Increase/(decrease) in hedge value	(61)	–	67	140
	Increase/(decrease) in net income	$99	$–	$(113)	$(232)
-100 bps	(Increase)/decrease in SOP reserve	$33	$(41)	$(138)	$(258)
	(Increase)/decrease in net FVL	(87)	(189)	(281)	(356)
	Increase/(decrease) in hedge value	(40)	22	90	163
	Increase/(decrease) in net income	$(94)	$(208)	$(329)	$(451)

	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
Sensitivities to Other Economic Variables (in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%

(Increase)/decrease in SOP reserve	$–	$–	$–	$–	$–	$–
(Increase)/decrease in net FVL	65	(104)	(6)	7	(6)	2
Increase/(decrease) in hedge value	–	–	–	–	5	(5)
Increase/(decrease) in net income	$65	$(104)	$(6)	$7	$(1)	$(3)

	Mortality		Lapses		Annuitization
Sensitivities to Actuarial Assumptions (in millions of U.S. dollars)	+10%	-10%	+25%	-25%	+25%	-25%

(Increase)/decrease in SOP reserve	$(26)	$27	$20	$(23)	$(11)	$14
(Increase)/decrease in net FVL	11	(11)	135	(166)	(97)	105
Increase/(decrease) in hedge value	–	–	–	–	–	–
Increase/(decrease) in net income	$(15)	$16	$155	$(189)	$(108)	$119

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

March 10, 2009