Form 10-Q
period 2009-03-31
ACE LTD
filed 2009-05-08
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 1-11778	I.R.S. Employer Identification No. 98-0091805

ACE LIMITED

(Incorporated in Switzerland)

Bärengasse 32

CH-8001 Zurich, Switzerland

(Address of principal executive offices, Zip Code)

Telephone +41 (0)43 456 76 00

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES  ☒                                                 NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                         YES  ☐                                                 NO  ☐

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

                                                         YES  ☐                                                  NO  ☒

The number of registrant’s Common Shares (CHF 32.84 par value) outstanding as of May 5, 2009, was 335,898,731.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2009	December 31 2008
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $33,503 and $33,109) (includes hybrid financial instruments of $263 and $239)	$31,355	$31,155
Fixed maturities held to maturity, at amortized cost (fair value – $2,827 and $2,865)	2,824	2,860
Equity securities, at fair value (cost – $1,026 and $1,132)	854	988
Short-term investments, at fair value and amortized cost	3,909	3,350
Other investments (cost – $1,325 and $1,368)	1,298	1,362

Total investments	40,240	39,715
Cash	844	867
Securities lending collateral	1,376	1,230
Accrued investment income	453	443
Insurance and reinsurance balances receivable	3,853	3,453
Reinsurance recoverable on losses and loss expenses	13,713	13,917
Reinsurance recoverable on future policy benefits	344	259
Deferred policy acquisition costs	1,268	1,214
Value of business acquired	785	823
Prepaid reinsurance premiums	1,593	1,539
Goodwill and other intangible assets	3,735	3,747
Deferred tax assets	1,952	1,835
Investments in partially-owned insurance companies (cost – $777 and $737)	886	832
Other assets	2,085	2,183

Total assets	$73,127	$72,057

Liabilities
Unpaid losses and loss expenses	$36,931	$37,176
Unearned premiums	6,186	5,950
Future policy benefits	2,915	2,904
Insurance and reinsurance balances payable	2,981	2,841
Deposit liabilities	333	345
Securities lending payable	1,463	1,296
Payable for securities purchased	1,333	740
Accounts payable, accrued expenses, and other liabilities	2,525	2,635
Income taxes payable	165	138
Short-term debt	466	471
Long-term debt	2,802	2,806
Trust preferred securities	309	309

Total liabilities	58,409	57,611

Commitments and contingencies Shareholders’ equity
Common Shares (CHF 32.84 and CHF 33.14 par value, 337,543,304 and 335,413,501 shares issued, 335,890,644 and 333,645,471 shares outstanding)	10,808	10,827
Common Shares in treasury (1,652,660 and 1,768,030 shares)	(1)	(3)
Additional paid-in capital	5,416	5,464
Retained earnings	641	74
Deferred compensation obligation	3	3
Accumulated other comprehensive income (loss)	(2,146)	(1,916)
Common Shares issued to employee trust	(3)	(3)

Total shareholders’ equity	14,718	14,446

Total liabilities and shareholders’ equity	$73,127	$72,057

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$4,535	$4,409
Reinsurance premiums ceded	(1,111)	(1,255)

Net premiums written	3,424	3,154
Change in unearned premiums	(230)	(214)

Net premiums earned	3,194	2,940
Net investment income	502	489
Net realized gains (losses)	(121)	(353)

Total revenues	3,575	3,076

Expenses
Losses and loss expenses	1,816	1,579
Policy benefits	99	63
Policy acquisition costs	481	468
Administrative expenses	420	375
Interest expense	53	46
Other (income) expense	14	15

Total expenses	2,883	2,546

Income before income tax	692	530
Income tax expense	125	153

Net income	$567	$377

Other comprehensive income (loss)
Unrealized (depreciation) appreciation arising during the period	(446)	(497)
Reclassification adjustment for net realized (gains) losses included in net income	179	173

	(267)	(324)
Change in:
Cumulative translation adjustments	(58)	27
Pension liability	(4)	—

Other comprehensive income (loss), before income tax	(329)	(297)
Income tax benefit related to other comprehensive income items	99	8

Other comprehensive income (loss)	(230)	(289)

Comprehensive income	$337	$88

Basic earnings per share	$1.69	$1.11

Diluted earnings per share	$1.69	$1.10

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning and end of period	$—	$2

Common Shares
Balance – beginning of period	10,827	14
Net shares issued under employee share-based compensation plans	68	—
Exercise of stock options	1	—
Dividends declared on Common Shares-par value reduction	(88)	—

Balance – end of period	10,808	14

Common Shares in treasury
Balance – beginning of period	(3)	—
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	2	—

Balance – end of period	(1)	—

Additional paid-in capital
Balance – beginning of period	5,464	6,812
Net shares redeemed under employee share-based compensation plans	(79)	(17)
Share-based compensation expense	31	38
Exercise of stock options	—	54

Balance – end of period	5,416	6,887

Retained earnings
Balance – beginning of period	74	9,080
Effect of partial adoption of FAS 157	—	(4)
Effect of adoption of FAS 159	—	6

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	74	9,082
Net income	567	377
Dividends declared on Common Shares	—	(90)
Dividends declared on Preferred Shares	—	(11)

Balance – end of period	641	9,358

Deferred compensation obligation
Balance – beginning and end of period	3	3

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	(1,712)	596
Effect of adoption of FAS 159	—	(6)

Balance – beginning of period, adjusted for effect of adoption of new accounting principle	(1,712)	590
Change in period, net of income tax (expense) benefit of $78 and $22	(189)	(302)

Balance – end of period	(1,901)	288

Cumulative translation adjustment
Balance – beginning of period	(161)	231
Change in period, net of income tax (expense) benefit of $20 and $(14)	(38)	13

Balance – end of period	(199)	244

Pension liability adjustment
Balance – beginning of period	(43)	(58)
Change in period, net of income tax (expense) benefit of $1 and $nil	(3)	—

Balance – end of period	(46)	(58)

Accumulated other comprehensive income (loss)	(2,146)	474

Common Shares issued to employee trust
Balance – beginning and end of period	(3)	(3)

Total shareholders’ equity	$14,718	$16,735

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$567	$377
Adjustments to reconcile net income to net cash flows from operating activities:
Net realized (gains) losses	121	353
Amortization of premium/discount on fixed maturities	2	2
Deferred income taxes	(20)	12
Unpaid losses and loss expenses	6	(141)
Unearned premiums	339	320
Future policy benefits	22	86
Insurance and reinsurance balances payable	117	(157)
Accounts payable, accrued expenses, and other liabilities	(68)	90
Income taxes payable	54	86
Insurance and reinsurance balances receivable	(405)	(165)
Reinsurance recoverable on losses and loss expenses	60	496
Reinsurance recoverable on future policy benefits	(90)	(24)
Deferred policy acquisition costs	(73)	(82)
Prepaid reinsurance premiums	(109)	(103)
Other	39	(135)

Net cash flows from operating activities	562	1,015

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(6,456)	(6,588)
Purchases of to be announced mortgage-backed securities	(3,460)	(7,696)
Purchases of fixed maturities held to maturity	(100)	(59)
Purchases of equity securities	(152)	(242)
Sales of fixed maturities available for sale	5,127	5,038
Sales of to be announced mortgage-backed securities	3,469	6,287
Sales of fixed maturities held to maturity	1	—
Sales of equity securities	153	214
Maturities and redemptions of fixed maturities available for sale	821	841
Maturities and redemptions of fixed maturities held to maturity	129	127
Net proceeds from the settlement of investment derivatives	37	1
Other	(65)	(180)

Net cash flows used for investing activities	(496)	(2,257)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(91)	(89)
Proceeds from exercise of options for Common Shares	1	54
Proceeds from Common Shares issued under ESPP	5	5
Dividends paid on Preferred Shares	—	(11)
Net proceeds from short-term debt	—	965
Net proceeds from issuance of long-term debt	—	300

Net cash flows (used for) from financing activities	(85)	1,224

Effect of foreign currency rate changes on cash and cash equivalents	(4)	19

Net (decrease) increase in cash	(23)	1
Cash – beginning of period	867	510

Cash – end of period	$844	$511

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

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 9.

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation for $2.56 billion. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers and small businesses in North America, Europe, Asia Pacific and Latin America. ACE recorded the acquisition using the purchase method of accounting. Based on ACE’s final purchase price allocation, $882 million of goodwill and $43 million of other intangible assets were generated as a result of the acquisition. Goodwill was apportioned to the Life and Insurance – Overseas General segments in the amounts of $750 million and $132 million, respectively. The acquisition also generated $1 billion of value of business acquired (VOBA) which represented the fair value of the future profits of the in-force contracts. VOBA is amortized over a period of approximately 30 years.

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Significant accounting policies

New accounting pronouncements

Adopted in the three months ended March 31, 2009

Business combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 141 (Revised), Business Combinations (FAS 141R). FAS 141R establishes standards that provide a definition of the “acquirer” and broaden the application of the acquisition method. FAS 141R also establishes how an acquirer recognizes and measures the assets, liabilities, and any noncontrolling interest in the “acquiree”; recognizes and measures goodwill or a gain from a bargain purchase; and requires disclosures that enable users to evaluate the nature and financial effects of the business combination. FAS 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141R may have a material impact on any future business combinations consummated by the Company, but did not have any effect on previously consummated business acquisitions.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2008, the FASB issued EITF No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires fair value be assigned to acquired defensive intangible assets in accordance with FAS No. 157, Fair Value Measurements (FAS 157), guidance. EITF 08-7 also requires a useful life be assigned to a defensive intangible asset based on the period over which the reporting entity expects a defensive intangible asset to contribute directly or indirectly to future cash flows. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 amends provisions related to initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired in business combinations under FAS 141R. FSP FAS 141R-1 requires acquired contingencies to be recognized at acquisition date fair value if fair value can be reasonably estimated during the allocation period. Otherwise, acquired contingencies would typically be accounted for in accordance with FAS No. 5, Accounting for Contingencies. FSP FAS 141R-1 is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141R-1 may have a material impact on any future business combinations consummated by the Company, but did not have any effect on previously consummated business acquisitions.

Noncontrolling interests

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of shareholders’ equity separately from the parent’s equity; the consolidated net income attributable to the parent and noncontrolling interest be presented on the face of the consolidated statements of operations; changes in a parent’s ownership interest while the parent retains controlling financial interest in its subsidiary be accounted for consistently; and sufficient disclosure that identifies and distinguishes between the interests of the parent and noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FAS 160 did not have a material impact on the Company’s financial condition or results of operations.

Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued FAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (FAS 161). FAS 161 establishes reporting standards that require enhanced disclosures about how and why derivative instruments are used, how derivative instruments are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company adopted the provisions of FAS 161 effective January 1, 2009. Refer to Note 5.

Determination of the useful life of intangible assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (FAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial condition or results of operations.

Financial guarantee insurance contracts

In May 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 (FAS 163). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities. FAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. ACE’s exposure to FAS 163 is principally through its equity method investment in Assured Guaranty Ltd. (AGO). The adoption of FAS 163 did not have a material impact on the Company’s financial condition or results of operations.

Earnings per share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides additional guidance in the calculation of earnings per share under FAS No. 128, Earnings Per Share, and requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.

Equity method accounting

In November 2008, the FASB issued EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 provides guidance for equity method accounting for specific topics. EITF 08-6 requires an equity method investor account for share issuances, and resulting dilutive effect, by an investee as if the investor had sold a proportionate share of its investment with the resulting gain or loss recognized in earnings. EITF 08-6 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects the adoption of EITF 08-6 to have a material impact on the Company’s result of operations in 2009 due to expected share issuances by AGO. Refer to Note 3.

To be adopted after March 31, 2009

Fair value measurements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial condition or results of operations.

Fair value disclosures

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, of adoption of FSP FAS 107-1 and APB 28-1 on its financial condition or results of operations.

Other-than-temporary impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its financial condition or results of operations.

3. Investments

a) Gross unrealized loss

As of March 31, 2009, there were 7,237 fixed maturities out of a total of 16,420 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $33.1 million. There were 627 equity securities out of a total of 981 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $12.4 million. Most of the fixed maturities in an unrealized loss position were investment grade securities for which fair value declined primarily due to widening credit spreads.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2009, and December 31, 2008 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2009	(in millions of U.S. dollars)
U.S. Treasury and agency	$217	$(6.1)	$2	$(0.1)	$219	$(6.2)
Foreign	2,143	(280.1)	547	(330.1)	2,690	(610.2)
Corporate securities	5,365	(734.8)	1,228	(418.0)	6,593	(1,152.8)
Mortgage-backed securities	2,034	(423.4)	1,623	(760.4)	3,657	(1,183.8)
States, municipalities, and political subdivisions	145	(5.1)	183	(28.2)	328	(33.3)

Total fixed maturities	9,904	(1,449.5)	3,583	(1,536.8)	13,487	(2,986.3)
Equity securities	629	(224.3)	1	(0.5)	630	(224.8)
Other investments	525	(156.5)	97	(35.9)	622	(192.4)

Total	$11,058	$(1,830.3)	$3,681	$(1,573.2)	$14,739	$(3,403.5)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at March 31, 2009, are fixed maturities held to maturity with combined fair values of $346 million and $448 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $14 million and $68 million, respectively. Fixed maturities in a gross unrealized loss position for over 12 months principally comprise investment grade securities where management anticipates recovery to the amortized cost basis in the near-term and has the ability and intent to hold to recovery. For mortgage-backed securities in a gross unrealized loss position for over 12 months, management also considered credit enhancement in concluding the securities were not other-than-temporarily impaired. Other investments in a gross unrealized loss position for over 12 months principally comprise investments in limited partnerships with diversified underlying portfolios where management anticipates recovery in the near-term and has the ability and intent to hold to recovery. Gross unrealized gains as of March 31, 2009, were $1.06 billion.

	0 - 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2008	(in millions of U.S. dollars)
U.S. Treasury and agency	$605	$(2.5)	$—	$—	$605	$(2.5)
Foreign	2,488	(335.7)	587	(194.4)	3,075	(530.1)
Corporate securities	5,815	(884.2)	1,228	(251.3)	7,043	(1,135.5)
Mortgage-backed securities	4,242	(880.0)	319	(200.1)	4,561	(1,080.1)
States, municipalities, and political subdivisions	331	(23.1)	109	(20.5)	440	(43.6)

Total fixed maturities	13,481	(2,125.5)	2,243	(666.3)	15,724	(2,791.8)
Equity securities	694	(217.7)	13	(0.5)	707	(218.2)
Other investments	508	(175.9)	58	(17.3)	566	(193.2)

Total	$14,683	$(2,519.1)	$2,314	$(684.1)	$16,997	$(3,203.2)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2008, are fixed maturities held to maturity with combined fair values of $729 million and $105 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories were $59 million and $20 million, respectively. Gross unrealized gains as of December 31, 2008 were $1.1 billion.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Net realized gains (losses ) and other- than- temporary impairments

The following table shows, for the periods indicated, the Net realized gains (losses) and the losses included in Net realized gains (losses) as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments for the three months ended March 31, 2009, were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments.

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Fixed maturities	$40	$23
Other-than-temporary impairments on fixed maturities	(88)	(128)
Equity securities	(75)	(18)
Other-than-temporary impairments on equity securities	(25)	(36)
Other-than-temporary impairments on other investments	(79)	(25)
Futures, option contracts, and swaps	55	(9)
Fair value adjustments on insurance derivative	(1)	(205)
S&P put options and futures	25	22
Other derivative instruments	(27)	18
Other	54	5

Total	$(121)	$(353)

c) Investments in partially-owned insurance companies

Included in Investments in partially-owned insurance companies is ACE’s investment in AGO, a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. Using a quoted market price, the fair value of the Company’s investment in AGO was $130 million and $218 million at March 31, 2009, and December 31, 2008, respectively.

On November 14, 2008, AGO announced a definitive agreement to purchase Financial Security Assurance Holdings Ltd. (FSA) from Dexia Holdings Inc., a subsidiary of Dexia S.A., for a purchase price of $722 million. According to SEC filings made by AGO, this transaction will be funded by $361 million in cash and 44,657,000 common shares of AGO. AGO has stated that it expects the acquisition to close in the second quarter of 2009. AGO may finance the cash portion of the acquisition with proceeds from a public equity offering. EITF 08-6 requires ACE account for AGO’s issuance of shares, and resulting dilutive effect, as if the Company had sold a proportionate share of the investment. Assuming completion of the planned share issuances, ACE will no longer be deemed to exert significant influence over AGO and must account for the investment as an available-for-sale equity security in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 requires that ACE then carry the AGO investment at fair value with any unrealized gains and losses reflected in other comprehensive income. Assuming AGO completes its share issuances associated with the FSA acquisition, the Company will be required to reflect the unrealized loss on this investment (i.e., $275 million as of March 31, 2009) as a reduction in shareholders' equity, a portion of which will be recognized as a realized loss in accordance with EITF 08-6 and a portion of which will be reflected in other comprehensive income in accordance with FAS 115.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance for the periods indicated, is as follows:

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$23	$32
Policy benefits	$44	$29

GMIB
Net premiums earned	$40	$34
Policy benefits	$2	$6
Realized gains (losses)	$(1)	$(205)

Gain (loss) recognized in income	$37	$(177)
Effect of partial adoption of FAS 157	$—	$4
Net cash received (disbursed)	$40	$35
Net increase in liability	$(3)	$(216)

At March 31, 2009, reported liabilities for GMDB and GMIB reinsurance were $248 million and $913 million, respectively, compared with $248 million and $910 million, respectively, at December 31, 2008. The reported liability for GMIB reinsurance at March 31, 2009, and December 31, 2008, includes a fair value adjustment of $812 million and $811 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more timely information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At March 31, 2009, and December 31, 2008, the Company’s net amount at risk from its GMDB reinsurance programs was $4.8 billion and $4.7 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2009, and December 31, 2008, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the SOP reserve averaging between three to four percent.

At March 31, 2009, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

claims limits, would be approximately $1.3 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At March 31, 2009, the Company’s net amount at risk from its GMIB reinsurance programs was $2.5 billion, compared with $2.1 billion at December 31, 2008. For GMIB, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2009, and December 31, 2008, respectively);

•	there are no deaths, lapses, or withdrawals;

•

policyholders annuitize at a frequency most disadvantageous to ACE (e.g. annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the SOP reserve; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the SOP reserve averaging between three to four percent.

The average attained age of all policyholders under all benefits reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 65.

5. Commitments, contingencies, and guarantees

a) Derivative instruments

Derivative instruments employed

The Company maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Along with convertible bonds and to be announced mortgage-backed securities, discussed below, these are the most numerous and frequent derivative transactions.

ACE maintains positions in certain convertible bond investments that contain embedded derivatives. In addition, the Company purchases to be announced mortgage-backed securities (TBA) as part of its investing activities. These securities are included within the Company’s fixed maturities available for sale (FM AFS) portfolio.

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of GMIBs associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GMIBs are classified as future policy benefits (FPB) while the fair value derivative adjustment is classified within Accounts payable, accrued expenses, and other liabilities (AP). The Company also maintains positions in certain exchange-traded equity futures contracts and options on equity market futures to limit equity and interest rate exposure in the GMDB and GMIB block of business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In relation to certain long- and short-term debt issues (Debt), the Company has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

The Company carries all derivative instruments at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

The following table outlines the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at March 31, 2009.

	March 31, 2009
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(0.4)	$569
Futures contracts on money market instruments	AP	3.6	2,976
Futures contracts on notes and bonds	AP	(19.3)	866
Options on money market instruments	AP	(0.1)	96
Options on notes and bond futures	AP	1.2	251
Convertible bonds	FM AFS	263.0	715
TBAs	FM AFS	523.0	504

		$771.0	$5,977

Other derivative instruments
Futures contracts on equities	AP	$(32.1)	$530
Options on equity market futures	AP	319.0	1,060
Interest rate swaps	AP	(30.0)	516
Credit default swaps	AP	74.0	315
Other	AP	9.0	85

		$339.9	$2,506

GMIB	AP/FPB	$(913.0)	$2,523	(1)

(1)	Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table outlines derivative instrument activity in the consolidated statement of operations for the three months ended March 31, 2009. All amounts are reflected in Net realized gains (losses) in the consolidated statement of operations.

Three months ended March 31, 2009	Net Realized Gain (Loss)
(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$21
All other futures contracts and options	14
Convertible bonds	19
TBAs	1

$55

GMIB and other derivative instruments
GMIB	$(1)
Futures contracts on equities	(13)
Options on equity market futures	38
Interest rate swaps	(25)
Credit default swaps	(3)
Other	1

$(3)

Credit risk-related contingent features

Certain of the Company’s derivative instruments contain provisions that impact the amount of collateral that ACE is required to post and that allow the contract counterparty to cancel the contract contingent on the Company’s, and in certain cases subsidiaries of the Company’s, senior debt ratings (Ratings). The aggregate fair value of derivative instruments in a liability position with credit risk-related contingent features at March 31, 2009, was $30 million. In connection with these contracts, ACE has posted collateral of $18 million at March 31, 2009. The amount of collateral that ACE is required to post under these contracts would increase should the Company’s Ratings deteriorate. At March 31, 2009, the maximum amount of collateral that the Company would be required to post in respect of these derivative instruments, based on the contractual Ratings-based scales, is $30 million. The contract counterparties would be able to cancel the contracts if ACE’s Ratings fall to BBB- as measured by Standard and Poor’s (S&P) or Baa3 as measured by Moody’s Investors Service (Moody’s).

Derivative instrument objectives

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(ii) Duration management and market exposure

Futures

Exchange-traded bond and note futures contracts may be used in fixed maturity portfolios as substitutes for ownership of the bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed. Exchange-traded equity futures contracts may be used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GMIB reinsurance business. Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract.

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used occasionally in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced. The Company also employs interest rate swaps related to certain debt issues for the purpose of either fixing and/or reducing borrowing costs.

Credit default swaps

A credit default swap is a bilateral contract under which two counterparties agree to isolate and separately trade the credit risk of at least one third-party reference entity. Under a credit default swap agreement, a protection buyer pays a periodic fee to a protection seller in exchange for a contingent payment by the seller upon a credit event (such as a default or failure to pay) related to the reference entity. When a credit event is triggered, the protection seller either takes delivery of the assets for the principal amount or pays the protection buyer the difference between the fair value of assets and the principal amount. The Company buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

Options

Option contracts are used in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic strategy as described above. Another use for option contracts may be to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GMIB reinsurance business. An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. The price of an option is influenced by the underlying security, expected volatility, time to expiration, and supply and demand.

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties. The performance of exchange-traded

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

instruments is guaranteed by the exchange on which they trade. For non-exchange-traded instruments, the counterparties are principally banks which must meet certain criteria according to the Company’s investment guidelines. These counterparties are required to have a minimum credit rating of AA- by S&P or Aa3 by Moody’s.

(iii) Convertible security investments

A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond's maturity. The convertible option is an embedded derivative which is marked-to- market with changes in fair value recognized in Net realized gains (losses). The debt host instrument is classified in the investment portfolio as available for sale. The Company purchases convertible bonds for their total return and not specifically for the conversion feature.

(iv) To be announced mortgage-backed securities (TBA)

By acquiring a TBA, the Company makes a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the Company’s position is accounted for as a derivative in the consolidated financial statements. The Company purchases TBAs both for their total return and for the flexibility they provide related to ACE’s mortgage-backed security strategy.

(v) GMIB

Under the GMIB program, as the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as net realized gains (losses). Fair value represents exit price and thus, includes a risk margin. The Company may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in policyholder behavior (i.e., increased annuitization or decreased lapse rates) although the Company expects the business to be profitable. The Company believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

b) Other investments

The Company invests in limited partnerships with a carrying value of $708 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $833 million over the next several years.

c) Legal proceedings

(i) Claims and other litigation

The Company’s insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverage and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries, which are typical to the insurance industry in general and in the normal course of business, are considered in the Company’s loss and loss expense reserves. In addition to claims litigation, the Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from, or directly relate to, claims on insurance policies. This category of business litigation typically involves, amongst other

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from business ventures. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

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

On April 25, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance. On May 9, 2007, ACE and the Pennsylvania Insurance Department (Department) and the Pennsylvania Office of Attorney General (OAG) entered into a settlement agreement. This settlement agreement resolved the issues raised by the Department and the OAG arising from their investigation of ACE’s underwriting practices and contingent commission payments. On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, the District of Columbia, and the Florida Department of Financial Services and Office of Insurance Regulation. The agreement resolved investigations of ACE’s underwriting practices and contingent commission payments.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties. The Court granted defendants’ motions and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007, and September 28, 2007, respectively. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. On October 10, 2007, plaintiffs filed a Notice of Appeal of the antitrust and RICO rulings to the United States Court of Appeals for the Third Circuit. The parties fully briefed the appeal and argued before the Third Circuit on April 21, 2009. The court took the case under advisement, but did not indicate when it would issue a decision.

There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination. All proceedings in these actions are currently stayed.

•

New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; D.N.J.), was originally filed in the Northern District of Georgia on April 4, 2006. ACE, ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers, are named.

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

•

Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts), a class action in Massachusetts, was filed on January 13, 2005. Illinois Union Insurance Company is named. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida), a Florida state action, was filed on June 22, 2005. ACE American Insurance Co. is named. The trial court originally stayed this case, but the Florida Court of Appeals later remanded and the trial court declined to grant another stay. The court has denied motions to dismiss, and ACE American Ins. Co. has filed an answer. Discovery is ongoing.

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings, Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing and trial is set for August 2010.

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania and the Court appointed Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). In 2005, ACE and the individual defendants filed a motion to dismiss. The Court heard oral argument on November 10, 2008, but did not rule on the motion. On December 16, 2008, the parties entered into a Stipulation of Settlement. If the Court approves the settlement and certifies a settlement class, ACE will pay the plaintiffs $1.95 million in exchange for a full release of all claims. The Court has preliminarily approved the settlement and set a final approval hearing for June 9, 2009.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs filed an amended complaint (their third pleading effort), on April 14, 2008, which drops Evan Greenberg as a defendant. On June 13, 2008, ACE filed a motion to dismiss, and on April 20, 2009, the court heard oral argument on the motion. The court took the case under advisement, but did not indicate when it would issue a decision. Discovery is currently stayed. The New York derivative action is stayed pending resolution of the Delaware derivative action. On April 10, 2009, the plaintiffs in the New York action dismissed Evan Greenberg.

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

6. Shareholders’ equity

In connection with the Continuation, the Company changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the affect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. All Common Shares are registered common shares under Swiss corporate law. Notwithstanding the change of the currency in which the par value of Common Shares is stated, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company’s transfer agent in U.S. dollars converted at the USD/CHF exchange rate shortly before the payment date. For the foreseeable future, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the three months ended March 31, 2009 and 2008, dividends declared per Common Share amounted to CHF 0.30 ($0.26) and $0.27, respectively. The par value distribution in the three months ended March 31, 2009, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 32.84.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

In July of 2008, prior to the Continuation, the Company issued and placed 2,000,000 Common Shares in treasury principally for issuance upon the exercise of employee stock options. At March 31, 2009, 1,652,660 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

7. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair value of the Company’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 26,

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2009, the Company granted 2,320,620 stock options with a weighted-average grant date fair value of $12.94. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 26, 2009, the Company granted 2,437,525 restricted stock awards and 322,860 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $38.51. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Common Share upon vesting.

8. Fair value measurements

a) Fair value hierarchy

The Company partially adopted the provisions of FAS 157 on January 1, 2008, and the cumulative effect of adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The Company fully adopted the provisions of FAS 157 effective January 1, 2009. FAS 157 defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of March 31, 2009, and December 31, 2008.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

March 31, 2009	(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale	$1,337	$29,788	$230	$31,355
Fixed maturities held to maturity	339	2,488	—	2,827
Equity securities	845	1	8	854
Short-term investments	3,210	698	1	3,909
Other investments	30	241	1,027	1,298
Other derivative instruments	(32)	289	83	340

Total assets at fair value	$5,729	$33,505	$1,349	$40,583

Liabilities:
Investment derivative instruments	$15	$—	$—	$15
GMIB	—	—	913	913

Total liabilities at fair value	$15	$—	$913	$928

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

December 31, 2008	(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale	$872	$30,009	$274	$31,155
Fixed maturities held to maturity	332	2,532	1	2,865
Equity securities	962	5	21	988
Short-term investments	2,668	682	—	3,350
Other investments	37	226	1,099	1,362
Other derivative instruments	—	280	87	367

Total assets at fair value	$4,871	$33,734	$1,482	$40,087

Liabilities:
Investment derivative instruments	$3	$—	$—	$3
GMIB	—	—	910	910

Total liabilities at fair value	$3	$—	$910	$913

Level 3 financial instruments

The following tables provide a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at March 31, 2009, included in Net Income
	(in millions of U.S. dollars)
Three Months Ended March 31, 2009
Assets:
Fixed maturities available for sale	$274	$(3)	$(4)	$(10)	$(27)	$230	$(3)
Fixed maturities held to maturity	1	—	—	(1)	—	—	—
Equity securities	21	—	—	4	(17)	8	—
Short-term investments	—	—	—	1	—	1	—
Other investments	1,099	(89)	(21)	38	—	1,027	(89)
Other derivative instruments	87	(1)	—	(3)	—	83	(1)

Total assets at fair value	$1,482	$(93)	$(25)	$29	$(44)	$1,349	$(93)

Liabilities:
GMIB	$910	$1	$—	$2	$—	$913	$1

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at March 31, 2008 included in Net Income
	(in millions of U.S. dollars)
Three Months Ended March 31, 2008
Assets:
Fixed maturities available for sale	$601	$(3)	$(34)	$(7)	$(10)	$547	$(5)
Equity securities	12	—	—	2	(1)	13	—
Other investments	898	(27)	(4)	145	—	1,012	(27)
Other derivative instruments	17	20	—	—	—	37	19

Total assets at fair value	$1,528	$(10)	$(38)	$140	$(11)	$1,609	$(13)

Liabilities:
Investment derivative instruments	$(6)	$(5)	$—	$6	$—	$(5)	$(2)
GMIB	225	205	—	11	—	441	205

Total liabilities at fair value	$219	$200	$—	$17	$—	$436	$203

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option provided by FAS 159, the Fair Value Option For Financial Assets and Liabilities, (FAS 159) for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as of January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses). During the three months ended June 30, 2008, the Company sold the entire portfolio. Accordingly, the Company currently holds no assets for which the provisions of FAS 159 have been elected. For the three months ended March 31, 2008, the Company recognized net realized losses related to changes in fair value of these equity securities of $20 million in the consolidated statement of operations. Throughout 2008 to the date of sale, all of these equity securities were classified within Level 1 in the fair value hierarchy.

9. Segment information

The Company operates through the following business segments, certain of which represent the aggregation of distinct operating segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketing programs. Additionally, Insurance – North American has internet distribution channels for some of its products. Global Reinsurance, Insurance – North American, and Life have established relationships with reinsurance intermediaries.

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

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business), the wholesale insurance operations of ACE Global Markets, and the international A&H and life insurance business of Combined Insurance. ACE International, the ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, the London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488, offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. AEGL, the London-based, Financial Services Authority-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in Europe, Asia Pacific and Latin America. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (Directors & Officers and Errors & Omissions), marine, energy, aviation, political risk, specialty personal lines, consumer lines products, A&H (principally accident and supplemental health), and life insurance products.

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

The Life segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE Life, and the domestic A&H and life business of Combined Insurance. ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE Life provides traditional life insurance protection, investments, and savings products to

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

individuals in several countries including China (through a partially-owned company), Egypt, Taiwan, Thailand, the United Arab Emirates, and Vietnam. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Corporate and Other (Corporate) includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of AGO’s earnings reflected in Other (income) expense. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. ACE also eliminates the impact of intersegment loss portfolio transfer transactions which are not reflected in the results within the statements of operations by segment.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting losses and loss expenses, policy benefits, policy acquisition costs, and administrative expenses from net premiums earned. For the Life business, management also includes net investment income as a component of underwriting income. The following tables summarize the operations by segment for the periods indicated.

Statement of Operations by Segment

For the Three Months Ended March 31, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$2,078	$1,693	$379	$385	$—	$4,535
Net premiums written	1,392	1,327	359	346	—	3,424
Net premiums earned	1,437	1,184	238	335	—	3,194
Losses and loss expenses	1,004	613	87	112	—	1,816
Policy benefits	—	2	—	97	—	99
Policy acquisition costs	123	260	51	47	—	481
Administrative expenses	140	175	12	58	35	420

Underwriting income (loss)	170	134	88	21	(35)	378

Net investment income	263	120	72	46	1	502
Net realized gains (losses)	(120)	7	11	9	(28)	(121)
Interest expense	—	—	—	—	53	53
Other (income) expense	4	4	—	2	4	14
Income tax expense (benefit)	96	46	16	6	(39)	125

Net income (loss)	$213	$211	$155	$68	$(80)	$567

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended March 31, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$2,181	$1,778	$345	$105	$—	$4,409
Net premiums written	1,360	1,345	344	105	—	3,154
Net premiums earned	1,354	1,223	263	100	—	2,940
Losses and loss expenses	869	593	117	—	—	1,579
Policy benefits	—	—	—	63	—	63
Policy acquisition costs	161	245	54	8	—	468
Administrative expenses	135	173	15	13	39	375

Underwriting income (loss)	189	212	77	16	(39)	455

Net investment income	269	117	73	15	15	489
Net realized gains (losses)	(61)	(83)	(45)	(186)	22	(353)
Interest expense	—	—	—	—	46	46
Other (income) expense	—	(3)	—	—	18	15
Income tax expense (benefit)	123	47	4	(2)	(19)	153

Net income (loss)	$274	$202	$101	$(153)	$(47)	$377

Underwriting assets are reviewed in total by management for purposes of decision making. The Company does not allocate assets to its segments.

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
Three Months Ended March 31, 2009
Insurance – North American	$417	$960	$60	$1,437
Insurance – Overseas General	420	315	449	1,184
Global Reinsurance	146	92	—	238
Life	—	—	335	335

	$983	$1,367	$844	$3,194

Three Months Ended March 31, 2008
Insurance – North American	$306	$988	$60	$1,354
Insurance – Overseas General	450	372	401	1,223
Global Reinsurance	125	138	—	263
Life	—	—	100	100

	$881	$1,498	$561	$2,940

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The current and prior period calculations have been amended due to the impact of the adoption of FSP EITF 03-6-1. The previously reported amount for basic earnings per share for the three months ended March 31, 2008, was $1.12. Diluted earnings per share for the three months ended March 31, 2008, was unchanged.

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$567	$377
Dividends on Preferred Shares	—	(11)

Net income available to holders of Common Shares	$567	$366

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	335,474,828	330,749,894
Denominator for diluted earnings per share:
Share-based compensation plans	640,736	2,294,700

Adjusted weighted average shares outstanding and assumed conversions	336,115,564	333,044,594

Basic earnings per share:
Earnings per share	$1.69	$1.11

Diluted earnings per share:
Earnings per share	$1.69	$1.10

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended March 31, 2009 and 2008, the potential anti-dilutive share conversions were 2,320,117 and 344,150, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2009, and December 31, 2008, and for the three months ended March 31, 2009 and 2008, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at March 31, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$104	$20,912	$19,224	$—	$40,240
Cash	17	411	416	—	844
Insurance and reinsurance balances receivable	—	3,318	535	—	3,853
Reinsurance recoverable on losses and loss expenses	—	16,720	(3,007)	—	13,713
Reinsurance recoverable on future policy benefits	—	695	(351)	—	344
Value of business acquired	—	785	—	—	785
Goodwill and other intangible assets	—	3,189	546	—	3,735
Investments in subsidiaries	13,966	—	—	(13,966)	—
Due from (to) subsidiaries and affiliates, net	748	(376)	376	(748)	—
Other assets	10	7,607	1,996	—	9,613

Total assets	$14,845	$53,261	$19,735	$(14,714)	$73,127

Liabilities
Unpaid losses and loss expenses	$—	$29,047	$7,884	$—	$36,931
Unearned premiums	—	5,037	1,149	—	6,186
Future policy benefits	—	2,265	650	—	2,915
Short-term debt	—	466	—	—	466
Long-term debt	—	2,802	—	—	2,802
Trust preferred securities	—	309	—	—	309
Other liabilities	127	6,862	1,811	—	8,800

Total liabilities	127	46,788	11,494	—	58,409

Total shareholders’ equity	14,718	6,473	8,241	(14,714)	14,718

Total liabilities and shareholders’ equity	$14,845	$53,261	$19,735	$(14,714)	$73,127

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Assets
Investments	$143	$20,323	$19,249	$—	$39,715
Cash	(52)	442	477	—	867
Insurance and reinsurance balances receivable	—	2,944	509	—	3,453
Reinsurance recoverable on losses and loss expenses	—	16,880	(2,963)	—	13,917
Reinsurance recoverable on future policy benefits	—	625	(366)	—	259
Value of business acquired	—	823	—	—	823
Goodwill and other intangible assets	—	3,199	548	—	3,747
Investments in subsidiaries	13,697	—	—	(13,697)	—
Due from (to) subsidiaries and affiliates, net	784	(389)	389	(784)	—
Other assets	12	7,398	1,866	—	9,276

Total assets	$14,584	$52,245	$19,709	$(14,481)	$72,057

Liabilities
Unpaid losses and loss expenses	$—	$29,127	$8,049	$—	$37,176
Unearned premiums	—	4,804	1,146	—	5,950
Future policy benefits	—	2,249	655	—	2,904
Short-term debt	—	471	—	—	471
Long-term debt	—	2,806	—	—	2,806
Trust preferred securities	—	309	—	—	309
Other liabilities	138	5,932	1,925	—	7,995

Total liabilities	138	45,698	11,775	—	57,611

Total shareholders’ equity	14,446	6,547	7,934	(14,481)	14,446

Total liabilities and shareholders’ equity	$14,584	$52,245	$19,709	$(14,481)	$72,057

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$2,081	$1,343	$—	$3,424
Net premiums earned	—	1,864	1,330	—	3,194
Net investment income	—	246	256	—	502
Equity in earnings of subsidiaries	569	—	—	(569)	—
Net realized gains (losses)	(3)	(79)	(39)	—	(121)
Losses and loss expenses	—	1,168	648	—	1,816
Policy benefits	—	22	77	—	99
Policy acquisition costs and administrative expenses	10	499	400	(8)	901
Interest expense	(11)	64	(9)	9	53
Other (income) expense	—	7	7	—	14
Income tax expense	—	102	23	—	125

Net income	$567	$169	$401	$(570)	$567

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$1,943	$1,211	$—	$3,154
Net premiums earned	—	1,709	1,231	—	2,940
Net investment income	(2)	235	256	—	489
Equity in earnings of subsidiaries	375	—	—	(375)	—
Net realized gains (losses)	25	(94)	(284)	—	(353)
Losses and loss expenses	—	1,014	565	—	1,579
Policy benefits	—	14	49	—	63
Policy acquisition costs and administrative expenses	26	526	295	(4)	843
Interest expense	(4)	45	3	2	46
Other (income) expense	(2)	(6)	23	—	15
Income tax expense	1	105	47	—	153

Net income	$377	$152	$221	$(373)	$377

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from operating activities	$123	$273	$166	$562
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(4,615)	(5,301)	(9,916)
Purchases of fixed maturities held to maturity	—	(99)	(1)	(100)
Purchases of equity securities	—	(111)	(41)	(152)
Sales of fixed maturities available for sale	31	3,973	4,592	8,596
Sales of fixed maturities held to maturity	—	—	1	1
Sales of equity securities	—	118	35	153
Maturities and redemptions of fixed maturities available for sale	—	397	424	821
Maturities and redemptions of fixed maturities held to maturity	—	88	41	129
Net proceeds from the settlement of investment derivatives	—	—	37	37
Other	—	(55)	(10)	(65)

Net cash flows from (used for) investing activities	31	(304)	(223)	(496)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(91)	—	—	(91)
Proceeds from exercise of options for Common Shares	1	—	—	1
Proceeds from Common Shares issued under ESPP	5	—	—	5
Advances (to) from affiliates	—	1	(1)	—

Net cash flows (used for) from financing activities	(85)	1	(1)	(85)

Effect of foreign currency rate changes on cash and cash equivalents	—	(1)	(3)	(4)

Net increase (decrease) in cash	69	(31)	(61)	(23)
Cash – beginning of period	(52)	442	477	867

Cash – end of period	$17	$411	$416	$844

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations (1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$975	$533	$(493)	$1,015
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(1,161)	(4,849)	(8,274)	(14,284)
Purchases of fixed maturities held to maturity	—	(47)	(12)	(59)
Purchases of equity securities	—	(136)	(106)	(242)
Sales of fixed maturities available for sale	—	3,252	8,073	11,325
Sales of equity securities	—	141	73	214
Maturities and redemptions of fixed maturities available for sale	—	432	409	841
Maturities and redemptions of fixed maturities held to maturity	—	79	48	127
Net proceeds from (payments made on) the settlement of investment derivatives	6	—	(5)	1
Advances from (to) affiliates	200	—	(200)	—
Other	(1)	(33)	(146)	(180)

Net cash flows used for investing activities	(956)	(1,161)	(140)	(2,257)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(89)	—	—	(89)
Dividends paid on Preferred Shares	(11)	—	—	(11)
Net proceeds from short-term debt	22	300	643	965
Net proceeds from issuance of long-term debt	—	300	—	300
Proceeds from exercise of options for Common Shares	54	—	—	54
Proceeds from Common Shares issued under ESPP	5	—	—	5
Advances from (to) affiliates	—	2	(2)	—

Net cash flows (used for) from financing activities	(19)	602	641	1,224

Effect of foreign currency rate changes on cash and cash equivalents	—	12	7	19

Net increase (decrease) in cash	—	(14)	15	1
Cash – beginning of period	—	310	200	510

Cash – end of period	$—	$296	$215	$511

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2009. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the Securities and Exchange Commission (SEC)) include but are not limited to:

•

developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, increased government involvement or intervention in the financial services industry, the cost and availability of financing, and foreign currency exchange rate fluctuations, which could affect our statement of operations, investment portfolio, financial position, and financing plans;

•	general economic and business conditions resulting from recent declines in the stock markets and tightening of credit and the depth and duration of the current recession;

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, or terrorism which could be affected by:

•	the number of insureds and ceding companies affected,

•	the amount and timing of losses actually incurred and reported by insureds,

•	the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverable actually received,

•	the cost of building materials and labor to reconstruct properties following a catastrophic event, and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•	actions that rating agencies may take from time to time, such as financial strength or credit ratings downgrades or placing these ratings on credit watch negative or the equivalent;

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

•	judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms;

•	infection rates and severity of pandemics and their effects on our business operations and claims activity;

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

•

acquisitions made by us performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, or the impact of acquisitions on our pre-existing organization;

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

The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,”, “feel”, “will likely result,” or “will continue,” and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain significant operations in Bermuda. ACE Limited, which is now headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) comprise a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health, and life insurance to individuals in select countries. Our reinsurance operations include both P&C and life companies. At March 31, 2009, ACE had total assets of $73 billion and shareholders’ equity of $14.7 billion.

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

Redomestication to Zurich, Switzerland

In July 2008, our shareholders approved proposals submitted by our Board of Directors to transfer our domicile from the Cayman Islands to Zurich, Switzerland, our new jurisdiction of incorporation (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss law. In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. All Common Shares are registered shares with a current par value of CHF 32.84 each.

Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting currency for preparing our Consolidated Financial Statements. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which is not subject to Swiss withholding tax. Refer to “Liquidity and Capital Resources” below for more information, including proposed changes to the process by which we make distributions in the form of par value reductions.

The Combined Insurance Acquisition

On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation for $2.56 billion. Combined Insurance, founded in 1919 is headquartered in Glenview, Illinois, and is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle-income consumers and small businesses in North America, Europe, Asia Pacific, and Latin America. ACE recorded the Combined Insurance acquisition using the purchase method of accounting. Consolidated operating results for the quarter ended March 31, 2009, include the results of Combined Insurance.

Market Conditions

We are operating in a deep global recession, and the financial markets remain difficult. By our assessment, there was some improvement in both debt and equity market conditions in the latter part of the quarter ended March 31, 2009, and time will tell if this improvement, particularly in equity markets, is transient.

The quarter ended March 31, 2009, was the first quarterly period of growth for our Global Reinsurance segment since the second quarter of 2006, with net premiums written up four percent over the prior year quarter. Growth was due to a combination of firming prices – particularly in the North America and Bermuda markets – as well as companies purchasing additional reinsurance due to capital management requirements. Catastrophe reinsurance pricing is continuing to firm, and so far in the second quarter of 2009, we are experiencing price increases in the 20-30 percent range. One theme clear to us for our Global Reinsurance segment is that counterparty security is more important to clients and, as a result, due to our financial strength, we are writing more business and at more favorable terms to ACE.

On the direct insurance side, P&C pricing during the quarter ended March 31, 2009, was generally in line or better than what we contemplated in our 2009 plans. Rates overall are generally firming, although not as fast as in reinsurance. In many classes of insurance rates are flat to up, and where prices are declining, they are doing so at a slower rate than recent experience. In our retail business we are experiencing a positive benefit from flight to both capability and safety, and that is resulting in growth for certain lines, particularly casualty-related products. The environment for our wholesale businesses (ACE Westchester and ACE Global Markets) is more competitive than for our retail businesses (ACE USA and ACE International).

At this time, there are countervailing forces at work related to pricing – some bode toward continued firming, others toward softening. On the demand side, client exposures are down due to recession, and that means less pressure on capital relative to exposure. Further, because of economic conditions, buyers have less ability to pay for price increases and are seeking cheaper alternatives to rate increases. On the supply side, we believe certain competitors are willing to cut prices in order to maintain or gain market share. However, countervailing pressures that push toward continued firming include current industry underwriting and investment results, weaker balance sheets, and a firming reinsurance market. In summary, we feel that rates are improving and the relationship between rates and risk-exposure is improving, but we cannot predict with any certainty how long these conditions will continue. We believe that the current recession is impacting exposures and clients’ insurance budgets and this along with foreign exchange weakness relative to the U.S. dollar, will continue to negatively impact growth rates in 2009.

Refer to “Overview” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

Fair Value Measurements

We partially adopted the provisions of Financial Accounting Standard No. 157, Fair Value Measurements (FAS 157) on January 1, 2008. We fully adopted FAS 157 effective January 1, 2009. FAS 157 defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

While the Company obtains values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values obtained and recorded in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with FAS 157 valuation principles. Based on our understanding of the methodologies used by our pricing services, all applicable investments have been valued in accordance with FAS 157. We do not typically adjust prices obtained from pricing services.

Volatility and widening credit spreads during the quarter ended March 31, 2009, adversely affected the values of certain of our securities. However, we believe there was sufficient market activity to price securities under FAS 157 in a manner consistent with prior periods.

At March 31, 2009, our Level 3 assets represented approximately three percent of our assets that are measured at fair value and less than two percent of our total assets. Our Level 3 liabilities represented approximately 98 percent of our liabilities that are measured at fair value and less than two percent of our total liabilities at March 31, 2009. During the quarter ended March 31, 2009, we transferred $44 million out of our Level 3 total assets at fair value. The following is a description of the valuation measurements used for our financial instruments (Levels 1, 2, and 3) carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

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

•

The fair value of our investment in Assured Guaranty Ltd. (AGO) included in Investments in partially-owned insurance companies is based on a quoted market price and is classified within Level 1. Fair values for investments in partially-owned insurance companies based on the financial statements provided by those companies used for equity accounting are classified within Level 3.

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

•

For GMIB reinsurance, we estimate fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely information, such as market conditions and demographics of in-force annuities. Based on the quarterly reserve review, no changes were made to actuarial or behavioral assumptions. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else being equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small, at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on our net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3. Refer to “Guaranteed minimum income benefits derivatives”, below, and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees” under Item 3.

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

Note 8 to our Consolidated Financial Statements presents a break-down of our financial instruments carried or disclosed at fair value by valuation hierarchy as well as a roll-forward of Level 3 financial instruments for the quarter ended March 31, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We plan to adopt FSP FAS 157-4 during the second quarter of 2009, and do not expect this to have a material impact on our financial condition or results of operations.

Guaranteed minimum income benefits derivatives (GMIB)

Under reinsurance programs covering living benefit guarantees, we assume the risk of GMIBs associated with variable annuity contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value with changes in fair value recognized in net realized gains (losses) in the period of the change pursuant to Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-duration Contracts and for Separate Accounts (SOP 03-1). Changes in this reserve are included in life underwriting income. The incremental difference between fair value and SOP 03-1 benefit reserves is reflected in accounts payable, accrued expenses, and other liabilities in the balance sheet and related changes in fair value are reflected in net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying annuities through lapses, annuitization, or death). At maturity, the cumulative gains and losses will net to zero because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 3. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8 of our 2008 Form 10-K, for further description of this product and related accounting treatment.

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

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits.

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

Key factors affecting the GMIB annuitization rate include investment performance and the level of interest rates after the GMIB waiting period. As investment performance of underlying fund investments declines, the monthly income available to a policyholder who annuitizes their account value falls; this makes the GMIB more valuable. As the GMIB becomes more valuable, our modeling assumes that annuitization rates will increase, resulting in higher benefit reserves and fair value liability. The same is true in an environment where long-term interest rates are decreasing.

Based on our quarterly reserve review, no changes were made to actuarial or behavioral assumptions.

Net realized losses for the quarter ended March 31, 2009, include realized losses of $1 million for GMIB reinsurance. This excludes realized gains of $25 million on derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The $1 million realized losses were due to a falling equity market, offset primarily by gains due to both increased interest rate levels and decreased interest rate volatilities. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized losses on GMIB reinsurance and the realized gains on the derivatives for the quarters ended March 31, 2009, and 2008.

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

A second layer of risk management is the structure of the reinsurance contracts. All variable annuity guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The exact limits vary by contract but some examples of typical contract provisions include:

•	Annual claim limits, as a percentage of reinsured account or guaranteed value, for GMDBs and GMIBs; and

•	Annual annuitization rate limits, as a percentage of annuitization eligible account or guaranteed value, for GMIBs.

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $287 million, and $280 million, at March 31, 2009 and December 31, 2008, respectively. The instruments are substantially collateralized by our counterparty, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008 or the first quarter of 2009, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living account values
2009 and prior	2%
2010	<1%
2011	<1%
2012	1%
2013	21%
2014	25%
2015	11%
2016	5%
2017	10%
2018 and after	24%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated.

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$24	$32
Less paid claims	43	7

Net	$(19)	$25

Living Benefits
Premium	$39	$34
Less paid claims	—	—

Net	$39	$34

Total VA Guaranteed Benefits
Premium	$63	$66
Less paid claims	43	7

Net	$20	$59

The amounts represent accrued past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

For premiums and claims from variable annuity contracts reinsuring GMDBs, using our current mortality assumptions we expect approximately $165 million of claims and $95 million of premium on death benefits over the next 12 months.

Living Benefits (Includes GMIB and GMAB)

Premiums and claims from variable annuity contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as Living Benefits. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. These policyholders begin to become eligible in 2013. Using our current assumptions, we expect approximately $3 million of claims and $145 million of premium on living benefits over the next 12 months.

Capital

As of March 31, 2009, the capital required to support the variable annuity guaranty business is approximately $550 million. All else being equal, any additional capital required as a result of a falling equity market would be approximately offset by the increase in the fair value of currently held hedge assets.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, equal to their ceded statutory reserves. ACE Tempest Life Re maintains sufficient qualified assets to meet its funding requirements regardless of the level of the S&P 500 index. The timing and amount of the calculation of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

Claim limits

Approximately 65 percent of the GMDB guaranteed value has an annual claim limit expressed as two percent of the total account value reinsured. The remainder of the GMDB guaranteed value is covered under treaties with limits calculated on other bases – either annual, aggregate, or at an individual policy level. The majority of this remainder has an annual limit calculated as a percentage of the total guaranteed value reinsured, with the percentage varying by contract from 0.22 percent to 1.8 percent.

Consolidated Operating Results – Three Months Ended March 31, 2009 and 2008

As discussed previously, on April 1, 2008, we acquired all outstanding shares of Combined Insurance and certain of its subsidiaries. As such, consolidated operating results for the quarter ended March 31, 2009, include the results of Combined Insurance; results for the prior year quarter did not include Combined Insurance.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Net premiums written	$3,424	$3,154	9%
Net premiums earned	3,194	2,940	9%
Net investment income	502	489	3%
Net realized gains (losses)	(121)	(353)	NM

Total revenues	$3,575	$3,076	16%

Losses and loss expenses	1,816	1,579	15%
Policy benefits	99	63	57%
Policy acquisition costs	481	468	3%
Administrative expenses	420	375	12%
Interest expense	53	46	15%
Other (income) expense	14	15	(7)%

Total expenses	$2,883	$2,546	13%

Income before income tax	692	530	31%
Income tax expense	125	153	(18)%

Net income	$567	$377	50%

NM – not meaningful

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in the quarter ended March 31, 2009, compared with the prior year quarter. The increase was primarily due to the inclusion of Combined Insurance and a higher first quarter crop settlement. The inclusion of Combined Insurance added 11 percentage points to our net written premiums for the quarter ended March 31, 2009, and the crop settlement added five percentage points. With respect to our crop insurance during the first quarter of each calendar year, our managing general agent (MGA) reports to us the final results from the previous crop year. Typically, this results in an adjustment to the previously estimated net premiums earned, losses and loss expenses, and profit share commission which impacts our policy acquisition costs. Refer to “Crop Insurance”. Excluding Combined Insurance and the 2008 crop-year settlement, net premiums written decreased primarily due to unfavorable foreign exchange rate movements.

The following table provides a consolidated breakdown of net premiums earned by line of business for the quarters ended March 31, 2009, and 2008.

	2009	2008	% change 2009 vs. 2008
	(in millions of U.S. dollars)
Property and all other	$983	$881	12%
Casualty	1,367	1,498	(9)%

Subtotal	2,350	2,379	(1)%
Personal accident (A&H)	720	461	56%
Life	124	100	24%

Net premiums earned	$3,194	$2,940	9%

	2009 % of total	2008 % of total
Property and all other	31%	30%
Casualty	43%	51%

Subtotal	74%	81%
Personal accident (A&H)	22%	16%
Life	4%	3%

Net premiums earned	100%	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. The increase in net premiums earned for the quarter ended March 31, 2009, compared with the prior year quarter, was primarily related to the inclusion of Combined Insurance, which added 11 percentage points to our net premiums earned, and the impact of the aforementioned 2008 crop-year settlement, which added five percentage points. Excluding Combined Insurance and the 2008 crop-year settlement, net premiums earned decreased seven percentage points, following the trend in net premiums written.

Net investment income increased in the quarter ended March 31, 2009, compared with the prior year quarter. Refer to “Net Investment Income” and “Investments”.

In evaluating our segments excluding Life, we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life segment as we do not use these measures to monitor or manage that segment. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income and a combined ratio exceeding 100 percent indicates underwriting loss.

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio	59.7%	55.6%
Policy acquisition cost ratio	15.2%	16.2%
Administrative expense ratio	12.6%	12.8%

Combined ratio	87.5%	84.6%

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, all excluding the impact of the 2008 and 2007 crop-year settlements for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio	58.7%	59.3%
Policy acquisition cost ratio	15.6%	14.6%
Administrative expense ratio	13.3%	12.8%

Combined ratio	87.6%	86.7%

The following table shows the impact of catastrophe losses, prior period development, and other significant events on our consolidated loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio, as reported	59.7%	55.6%
Catastrophe losses	(1.3)%	(1.1)%
Prior period development excluding crop/hail results	2.1%	2.7%
Prior period development crop/hail related	0.2%	3.7%

Loss and loss expense ratio, adjusted	60.7%	60.9%

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $67 million and $181 million of net favorable prior period development in the quarters ended March 31, 2009 and 2008, respectively. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the impact of the final settlement of 2008 crop-year results. Excluding this impact, the growth of our A&H business has increased our policy acquisition cost ratio. A&H business typically requires higher commission rates than traditional P&C business. Our administrative expenses increased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the inclusion of administrative expenses related to Combined Insurance.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was 18 percent in the quarter ended March 31, 2009, compared with 29 percent in the prior year quarter. For the prior year quarter, our effective tax rate was adversely impacted by large realized losses on investments and derivatives and also due to a higher proportion of our net income being generated in higher tax-paying jurisdictions.

Prior Period Development

The favorable prior period development of $67 million and $181 million during the quarters ended March 31, 2009 and 2008, respectively, was the net result of several underlying favorable and adverse movements. For the quarter ended March 31, 2009, the favorable prior period development included $6 million related to the final

2008 crop-year settlement. By comparison, the final 2007 crop-year settlement resulted in favorable prior period development of $105 million. In the sections following the table below, significant prior period movements within each reporting segment by claim-tail attribute are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability, while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the periods indicated.

Three months ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2009
Insurance – North American	$19	$(29)	$(10)	0.1%
Insurance – Overseas General	—	(24)	(24)	0.4%
Global Reinsurance	(9)	(25)	(34)	1.3%
Life	—	1	1	0.5%

Total	$10	$(77)	$(67)	0.3%

2008
Insurance – North American	$6	$(129)	$(123)	0.9%
Insurance – Overseas General	(3)	(41)	(44)	0.7%
Global Reinsurance	(1)	(13)	(14)	0.5%

Total	$2	$(183)	$(181)	0.8%

*	Calculated based on the segment beginning of period net unpaid losses and loss expense reserves.

Insurance – North American

Insurance – North American experienced net favorable prior period development of $10 million in the quarter ended March 31, 2009, compared with net favorable prior period development of $123 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $19 million on long-tail business including:

•	Adverse development totaling $13 million on excess liability coverage in report year 2005 in response to a court decision made during the quarter ended March 31, 2009;

•

Adverse development of $16 million in our small and middle market guaranteed cost workers’ compensation portfolios, primarily affecting the 2007 and 2008 accident years. The deterioration was a function of higher allocated claims expenses than forecast. A possible trend in higher allocated costs was first observed in mid-2008. A study of these costs was completed early in the quarter ended March 31, 2009, leading to an increase in our estimates for these accident years;

•

Favorable development of $15 million in our commercial surety business primarily associated with the 2007 accident year. Our estimates of ultimate losses anticipated higher than normal levels of incurred loss development due to the impact of the recession. The actual loss activity for the 2007 accident year in calendar year 2008 was in line with historical averages despite the downturn in the economy;

•

Favorable development of $10 million in our construction business primarily affecting the 2005 and prior accident years. The improvement was due to the combination of new information on accounts where we had previously projected losses to erode underlying aggregate limits as well as lower than expected incurred loss activity on these accounts;

•

Adverse development of $11 million in our errors and omissions (E&O) portfolios due to higher than expected defense obligations on two large claims in the 2002 and 2004 accident years and higher than expected incurred loss activity on the 2005-2008 accident years on a portfolio of architects and engineers E&O;

•

Favorable development of $10 million in our excess casualty business affecting the 2003 and prior accident years. Incurred losses have continued to be favorable relative to our projections; in addition, as these accident years have matured more weight has been given to experience-based methods, which have resulted in this improvement in estimate; and

•

Adverse development of $12 million in our primary casualty book, primarily in the 2002-2004 accident years. Incurred losses and allocated loss adjustment expenses on this portfolio continue to develop adversely when compared to industry benchmarks and our internal historical experience.

•	Net favorable development of $29 million on short-tail business including:

•	Favorable development of $6 million in our crop/hail business associated with recording the most recent bordereau primarily for the 2008 crop year; and

•	Favorable development of $13 million on property business relating to decreases on the 2005-2008 accident years due to favorable development on known claims and lack of claims emergence.

The net prior period development for the quarter ended March 31, 2008, was the net result of underlying adverse and favorable movements.

•	Net adverse development of $6 million on long-tail business including:

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

•	Net favorable development of $129 million on short-tail business including:

•	Favorable development of $105 million on crop/hail business relating to the recording of the final 2007 crop-year bordereau received during the quarter ended March 31, 2008;

•

Adverse development totaling $30 million relating to increases in our estimates of losses for the 2005 hurricanes. A portion of the development was due primarily to settlement in the quarter ended March 31, 2008, on several excess policies above our prior case reserves resulting in higher estimates of ultimate loss. As described in prior quarters, the claims handling associated with the 2005 hurricanes has involved complex and unique causation and coverage issues. These issues continued to be present in the quarter ended March 31, 2008. A portion of the development was due to adverse development on a retrocessional program following a review of the program’s claim circumstances in the quarter ended March 31, 2008;

•

Favorable development of $13 million relating to lower than expected paid claims for the 2007 accident year on a run-off portfolio of warranty business, mostly automobile extended warranty contracts. The change was driven primarily by recognition of recent paid claim experience, as a percentage of earned premiums, which had been lower than the historical averages used in our prior analyses;

•

Favorable development of $6 million on inland marine business. The reported incurred and paid loss activity for the 2007 accident year proved lower than anticipated based on historical loss development patterns; and

•	Favorable development of $19 million on property business primarily relating to the 2007 accident year where non-catastrophe related loss development was lower than expected.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $24 million in the quarter ended March 31, 2009, compared with net favorable prior period development of $44 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2009, was primarily driven by short-tail lines of property, technical, and marine. The 2005-2007 accident years comprise $19 million of this favorable development. Given the maturity of these years, greater reliance was given to experience-based methods. The remainder of the favorable development was in the 2008 accident year. On average, most claims are usually reported before or soon after the accident period in these short-tail lines. Based on a review of the 2008 accident year losses through year-end 2008, a release of $6 million was booked.

The net prior period development for the quarter ended March 31, 2008, was the net result of several underlying favorable and adverse movements. The quarter ended March 31, 2008, included net favorable development of $3 million on long-tail business and net favorable development of $41 million on short-tail business primarily for property, technical, and marine lines. Property, technical, and marine lines experienced $51 million of favorable development, predominantly in the 2005-2007 accident years, arising from lower claim frequency and severity emergence in the quarter ended March 31, 2008, than was assumed at year end 2007. In contrast, there was $9 million of adverse development primarily arising from the development in the quarter ended March 31, 2008, of several large losses in the 2006 and 2007 accident years in the property portfolio.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $34 million in the quarter ended March 31, 2009, compared with net favorable prior period development of $14 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2009, was the net result of several underlying favorable and adverse movements. There was net favorable development of $9 million on long-tail business mostly from the workers’ compensation catastrophe line of business across the 2003-2006 treaty years. The development was the result of a detailed reserve analysis on this line of business. In addition, there was net favorable development of $25 million on short-tail business including:

•

Favorable development of $18 million from property catastrophe and property lines of business, with the largest development being in the 2008 accident year and was principally a result of favorable case incurred loss emergence on Hurricane Ike claims in the quarter ended March 31, 2009; and

•

Favorable development of $9 million from the trade credit book in 2004 and prior treaty years. The development arose as a result of a detailed reserve analysis of this line of business in the quarter ended March 31, 2009, and the continued favorable development of case incurred losses relative to the assumptions used to establish the reserves.

The net prior period development for the quarter ended March 31, 2008, was the net result of several underlying favorable and adverse movements. There was net favorable development of $1 million on long-tail business across a number of accident years and lines for a variety of reasons. In addition, there was net favorable development of $13 million on short-tail business including:

•

Favorable development of $15 million related primarily to the 2005 hurricanes in the property catastrophe business. This development was recognized in the quarter ended March 31, 2008, following a detailed review of the remaining exposure from these storms relative to the held reserves;

•	Adverse development of $8 million due to additional claim reports received in the quarter ended March 31, 2008, for a windstorm event that occurred in late fourth quarter 2007; and

•

Favorable development of $6 million from claims on a number of reported catastrophes that occurred mainly in the 2004-2007 accident years. The development arose as a result of continued favorable case incurred loss emergence relative to the assumptions used to establish the reserves.

Life

Life incurred net adverse prior period development of $1 million in the quarter ended March 31, 2009, compared with no prior period development in the prior year quarter. The net prior period development for the quarter ended March 31, 2009, was all in the short-tail line of A&H, primarily in the 2008 accident year.

Segment Operating Results – Three Months Ended March 31, 2009 and 2008

The discussions that follow include tables that show our segment operating results for the quarters ended March 31, 2009, and 2008.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. As discussed previously, we completed the acquisition of all of the outstanding shares of Combined Insurance and certain of its subsidiaries on April 1, 2008. As such, segment operating results for the quarter ended March 31, 2009, include the results of the acquired Combined Insurance business, while results from 2008 do not. Results from Combined Insurance’s North American operations are included in ACE’s Life segment as the products are similar to those in our existing life operations. The results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment as the products have similar economic characteristics to the existing products in this segment and are distributed outside of the North American insurance markets. For more information on each of our segments refer to “Segment Information” in our 2008 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings).

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Net premiums written	$1,392	$1,360	2%
Net premiums earned	1,437	1,354	6%
Losses and loss expenses	1,004	869	16%
Policy acquisition costs	123	161	(24)%
Administrative expenses	140	135	4%

Underwriting income	$170	$189	(10)%

Net investment income	263	269	(2)%
Net realized gains (losses)	(120)	(61)	NM
Other (income) expense	4	—	NM
Income tax expense	96	123	(22)%

Net income	$213	$274	(22)%

Loss and loss expense ratio	69.9%	64.1%
Policy acquisition cost ratio	8.6%	11.9%
Administrative expense ratio	9.7%	10.0%

Combined ratio	88.2%	86.0%

Net premiums written for the Insurance – North American segment increased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the annual first quarter crop settlement. During the first quarter of each calendar year, we receive the results from the previous crop year which typically results in adjustments to previously estimated premiums, losses and loss expenses, and profit share commission (which impacts policy acquisition costs). For the quarter ended March 31, 2009, the 2008 crop-year settlement increased net premiums written by approximately 11 percentage points. Refer to “Crop Insurance” for more information. Excluding the impact of the 2008 crop-year settlement, Insurance – North American’s net premiums written declined primarily due to declines in wholesale casualty, professional lines, and property businesses due to management’s adherence to strict pricing discipline and risk management. Our retail business experienced generally improved market conditions, with favorable rates and higher submission activity. Our retail business also reported growth in its risk management business, professional lines, and casualty risk units, partially offset by declines in property, commercial marine, workers’ compensation, and unfavorable foreign exchange impact relating to our Canadian operations.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Property and all other	$417	$306	36%
Casualty	960	988	(3)%
Personal accident (A&H)	60	60	—%

Net premiums earned	$1,437	$1,354	6%

	2009 % of total	2008 % of total
Property and all other	29%	23%
Casualty	67%	73%
Personal accident (A&H)	4%	4%

Net premiums earned	100%	100%

Insurance – North American’s increase in net premiums earned in the quarter ended March 31, 2009, was primarily driven by the 2008 crop-year settlement, which added 10 percentage points, new business in its risk management unit, as well as growth in professional risk and casualty risk. This was partially offset by decreases in middle-market workers’ compensation business, wholesale casualty, large risk accounts, and unfavorable foreign exchange impact relating to its Canadian operations.

Insurance – North American’s loss and loss expense ratio increased for the quarter ended March 31, 2009, compared with the prior year quarter. The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio, as reported	69.9%	64.1%
Catastrophe losses	(0.3)%	(1.1)%
Prior period development excluding crop/hail results	0.3%	1.3%
Prior period development crop/hail related	0.4%	7.8%

Loss and loss expense ratio, adjusted	70.3%	72.1%

The following table shows our loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, all excluding the impact of the 2008 and 2007 crop-year settlement for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio	69.0%	71.9%
Policy acquisition cost ratio	8.7%	8.6%
Administrative expense ratio	10.8%	10.0%

Combined ratio	88.5%	90.5%

Insurance – North American’s net catastrophe losses were $4 million in the quarter ended March 31, 2009, compared with $15 million in the prior year quarter. Insurance – North American experienced net favorable prior period development of $10 million in the quarter ended March 31, 2009, compared with $123 million in the prior year quarter. Refer to “Prior Period Development” for more information. The loss and loss expense ratio for the quarter ended March 31, 2009, as adjusted, declined primarily due to a reduction in net incurred unallocated loss adjustment expenses resulting in a one percentage point benefit, and an accumulation of large current accident year losses in the prior year quarter of $28 million that did not recur. The large losses in the prior year quarter added approximately two percentage points to the loss and loss expense ratio for the quarter ended March 31, 2008.

Insurance – North American’s policy acquisition cost ratio decreased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the impact of the final settlement of 2008 crop year results. Insurance – North American’s administrative expense ratio decreased in the quarter ended March 31, 2009, primarily due to the impact of the first quarter crop settlement which increased net premiums earned without generating additional administrative expenses. Refer to above table.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous insurance operations; the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488; and the international A&H and life business of Combined Insurance. This segment has four regions of operations; ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East, and ACE Latin America. Combined Insurance distributes specialty individual accident and supplemental health insurance products targeted to middle income consumers in Europe, Asia Pacific and Latin America. Results for the quarter ended March 31, 2009, include Combined Insurance, which we acquired on April 1, 2008; results for the prior year quarter did not include Combined Insurance.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Net premiums written	$1,327	$1,345	(1)%
Net premiums earned	1,184	1,223	(3)%
Losses and loss expenses	613	593	3%
Policy benefits	2	—	NM
Policy acquisition costs	260	245	6%
Administrative expenses	175	173	1%

Underwriting income	$134	$212	(37)%

Net investment income	120	117	(3)%
Net realized gains (losses)	7	(83)	NM
Other (income) expense	4	(3)	NM
Income tax expense	46	47	(2)%

Net income	$211	$202	4%

Loss and loss expense ratio	52.0%	48.5%
Policy acquisition cost ratio	21.9%	20.0%
Administrative expense ratio	14.8%	14.2%

Combined ratio	88.7%	82.7%

Insurance – Overseas General’s net premiums written decreased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the continued strengthening of the U.S. dollar relative to major currencies. Refer to the table below for the impact of foreign exchange on net premiums written and earned. On a constant dollar basis, we experienced A&H growth in Latin America, Asia Pacific, and Europe, as well as increased P&C business in emerging markets. In addition to the unfavorable foreign exchange impact, ACE Global Markets reported lower constant dollar production within its property, energy, marine, and financial lines. The quarter ended March 31, 2009, included Combined Insurance, which added approximately seven percentage points to our net premiums written.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Line of Business
Property and all other	$420	$450	(7)%
Casualty	315	372	(15)%
Personal accident (A&H)	449	401	12%

Net premiums earned	$1,184	$1,223	(3)%

Region
Europe	531	513	3%
Asia Pacific	176	178	(1)%
Far East	114	100	14%
Latin America	168	193	(13)%

	989	984	—%
ACE Global Markets	195	239	(18)%

Net premiums earned	1,184	1,223	(3)%

	2009 % of total	2008 % of total
Line of Business
Property and all other	35%	37%
Casualty	27%	30%
Personal accident (A&H)	38%	33%

Net premiums earned	100%	100%

Region
Europe	45%	42%
Asia Pacific	15%	14%
Far East	10%	8%
Latin America	14%	16%

	84%	80%
ACE Global Markets	16%	20%

Net premiums earned	100%	100%

Insurance – Overseas General’s net premiums earned decreased in the quarter ended March 31, 2009, compared with the prior year quarter. The decrease follows the trend in net premiums written. Combined Insurance added eight percentage points to Insurance – Overseas General’s net premiums earned during the quarter ended March 31, 2009. The segment continues to benefit from growth in A&H business, particularly in Asia Pacific and Latin America. For several years, these regions have been successfully utilizing unique and innovative distribution channels to grow their A&H customer base.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned, excluding Combined Insurance, for the period indicated.

Three Months Ended March 31, 2009
Net premiums written:
Growth in original currency	2.0%
Foreign exchange effect	(10.5)%

Growth as reported in U.S. dollars	(8.5)%

Net premiums earned:
Growth in original currency	1.3%
Foreign exchange effect	(12.4)%

Growth as reported in U.S. dollars	(11.1)%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio, as reported	52.0%	48.5%
Catastrophe losses	(1.3)%	(1.2)%
Prior period development	2.0%	3.6%

Loss and loss expense ratio, adjusted	52.7%	50.9%

Net catastrophe losses were $15 million for the quarters ended March 31, 2009 and 2008. Insurance – Overseas General experienced net favorable prior period development of $24 million and $44 million in the quarters ended March 31, 2009, and 2008, respectively. Refer to “Prior Period Development” for more information. Our loss and loss expense ratio will tend to decrease on a comparative basis as the proportion of A&H business to P&C business grows. A&H business typically generates a much lower loss and loss expense ratio (and a higher policy acquisition cost ratio) than traditional P&C business. The impact of the growth in A&H business relative to P&C resulted in a five percentage point decrease in the adjusted loss ratios for the quarter ended March 31, 2009. After considering this impact, the adjusted loss ratio for the quarter ended March 31, 2009, increased due to deteriorating market conditions.

Insurance – Overseas General’s policy acquisition cost ratio increased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the growth of our A&H business, which typically attracts higher commission rates than traditional P&C business.

Insurance – Overseas General’s administrative expense ratio increased in the quarter ended March 31, 2009, primarily due to the inclusion of administrative expenses related to Combined Insurance.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Net premiums written	$359	$344	4%
Net premiums earned	238	263	(10)%
Losses and loss expenses	87	117	(26)%
Policy acquisition costs	51	54	(6)%
Administrative expenses	12	15	(20)%

Underwriting income	$88	$77	14%

Net investment income	72	73	(1)%
Net realized gains (losses)	11	(45)	NM
Income tax expense	16	4	NM

Net income	$155	$101	53%

Loss and loss expense ratio	36.3%	44.5%
Policy acquisition cost ratio	21.5%	20.6%
Administrative expense ratio	5.2%	5.7%

Combined ratio	63.0%	70.8%

Global Reinsurance reported increased net premiums written in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the increased production in property lines. The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Line of Business
Property and all other	$76	$58	31%
Casualty	92	138	(33)%
Property catastrophe	70	67	4%

Net premiums earned	$238	$263	(10)%

	2009 % of total	2008 % of total
Line of Business
Property and all other	32%	22%
Casualty	39%	53%
Property catastrophe	29%	25%

Net premiums earned	100%	100%

Global Reinsurance’s net premiums earned decreased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to lower casualty reinsurance production over the last year and an unfavorable foreign exchange impact.

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2009	2008
Loss and loss expense ratio, as reported	36.3%	44.5%
Catastrophe losses	(7.8)%	(0.5)%
Prior period development	14.3%	5.5%

Loss and loss expense ratio, adjusted	42.8%	49.5%

Global Reinsurance recorded net catastrophe losses of $19 million in the quarter ended March 31, 2009, compared with $1 million in the prior year quarter. Global Reinsurance experienced net favorable prior period development of $34 million and $14 million in the quarters ended March 31, 2009 and 2008, respectively. Refer to “Prior Period Development” for more information. The remaining decrease in the loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of property and property catastrophe business, which typically incur lower loss ratios than casualty business.

Global Reinsurance’s policy acquisition cost ratio increased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to changes in business mix and additional acquisition costs booked on an assumed quota-share policy. Administrative expenses decreased mainly due to lower staffing costs as a result of reduced headcount and impact of favorable foreign exchange.

Life

The Life segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE Life, and the North American A&H and life business of Combined Insurance. ACE Life Re comprises two operations. The first provides reinsurance to primary life insurers for variable annuity guarantees and the other is a traditional life reinsurance company. ACE Life Re is currently focused on expanding its traditional life reinsurance business and is not currently quoting on new opportunities in the variable annuity reinsurance marketplace. ACE Life develops direct insurance opportunities in emerging markets, including Egypt, Taiwan, Thailand, Vietnam and the United Arab Emirates, as well as in China through a partially-owned company. Combined Insurance distributes specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S. and Canada. Results for the quarter ended March 31, 2009, include Combined Insurance, which contributed 70 percent of the current quarter’s net premiums earned; results for the prior year quarter did not include Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Net premiums written	$346	$105
Net premiums earned	335	100
Loss and loss expenses	112	—
Policy benefits	97	63
Policy acquisition costs	47	8
Administrative expenses	58	13
Net investment income	46	15

Life underwriting income	67	31
Net realized gains (losses)	9	(186)
Other (income) expense	2	—
Income tax expense (benefit)	6	(2)

Net income (loss)	$68	$(153)

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended March 31		% change 2009 vs. 2008
	2009	2008
	(in millions of U.S. dollars)
Life reinsurance	$26	$38	(32)%
Life insurance	2	(7)	NM
A&H	39	—	NM

Life underwriting income	$67	$31	116%

Life underwriting income increased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to the inclusion of Combined Insurance business in life insurance and A&H.

Life reinsurance underwriting income decreased in the quarter ended March 31, 2009, compared with the prior year quarter, primarily due to additional GMDB claims paid and payable as a result of lower equity market levels. Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GMIB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. For the quarter ended March 31, 2008, we experienced net realized losses related to an increase in the net fair value of the reported GMIB reinsurance liabilities that resulted primarily from adverse changes in financial markets (equities, interest rates, and volatilities).

We continue to incur start-up costs in several countries as we develop our life insurance business. The quarter ended March 31, 2009, includes life underwriting income from Combined Insurance’s life business.

Net Investment Income

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Fixed maturities	$480	$469
Short-term investments	13	27
Equity securities	16	20
Other	17	(6)

Gross investment income	526	510
Investment expenses	(24)	(21)

Net investment income	$502	$489

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, changes in overall asset allocation, and the impact of foreign exchange. Net investment income includes accretion from the new cost basis of securities for which other-than- temporary impairments have been recorded. Net investment income increased three percent in the quarter ended March 31, 2009, compared with the prior year quarter. The investment portfolio’s average market yield on fixed maturities was 6.3 percent and 5.1 percent at March 31, 2009 and 2008, respectively. Net investment income was adversely impacted by our strategy of increasing cash and short-term investments relative to debt and equity securities, and by unfavorable foreign exchange rate movements during the quarter ended March 31, 2009. We believe the credit markets have begun to stabilize, and as such we are redeploying our cash into high-grade fixed income securities. While we cannot be certain, we believe this tactical shift should lead to an improvement in both book yield and investment income over time.

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

We review our investments for other-than-temporary impairment based on the following:

•	the amount of time a security has been in a loss position, the magnitude of the loss position, and whether the security is rated below an investment grade level;

•	the period over which cost is expected to be recovered, if at all, based on various criteria including economic conditions, credit loss experience, and other issuer-specific developments;

•	our ability and intent to hold the security to the expected recovery period; and

•	equity securities in an unrealized loss position for twelve consecutive months were generally impaired.

Refer to Note 4 e) to the Consolidated Financial Statements, under Item 8 of our 2008 Form 10-K, for more information on how we evaluate impaired securities for potential other-than-temporary impairment.

When we determine that there is an other-than-temporary impairment, we record a write-down to fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in fair value. For fixed maturity investments, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in income in future periods based upon the amount and timing of expected future cash flows of the security.

The following tables present our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(48)	$(214)	$(262)	$(105)	$(184)	$(289)
Equity securities	(100)	(28)	(128)	(54)	(156)	(210)
Other	(25)	(39)	(64)	(20)	(5)	(25)

Subtotal	(173)	(281)	(454)	(179)	(345)	(524)

Derivatives:
Equity and fixed income derivatives	55	—	55	(9)	—	(9)
Fair value adjustment on insurance derivatives	(1)	—	(1)	(205)	—	(205)
S&P put option and futures	25	—	25	22	—	22
Fair value adjustment on other derivatives	(27)	—	(27)	18	—	18

Subtotal derivatives	52	—	52	(174)	—	(174)

Total gains (losses)	$(121)	$(281)	$(402)	$(353)	$(345)	$(698)

Our net realized losses in the quarter ended March 31, 2009, included write-downs of $192 million as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $189 million in the prior year quarter.

The following table provides a breakdown of our other-than-temporary impairments and other net realized gains (losses) on investments for the period indicated.

	Three months ended March 31, 2009
	Price Impairment	Credit Impairment	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Investment grade corporate	$(40)	$(27)	$35	$(32)
High yield corporate	(21)	—	(21)	(42)
Mortgage-backed securities/Asset-backed securities	—	—	35	35
Convertible bonds	—	—	(9)	(9)

Fixed maturities and short-term investments	(61)	(27)	40	(48)
Equity securities	(25)	—	(75)	(100)
Other	(79)	—	22	(57)

Total	$(165)	$(27)	$(13)	$(205)

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

Other-than-temporary impairments for the quarter ended March 31, 2009, were primarily due to increased equity market volatility and fixed income securities in an unrealized loss position reflecting global interest rate conditions, including widening credit spreads on corporate and structured credit investments.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. We plan to adopt FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009, and do not expect this to have a material impact on our financial condition or results of operations.

Our net realized and unrealized loss in the quarter ended March 31, 2009, included approximately $318 million of decline in our investment grade fixed income portfolio and approximately $56 million of increase in our high yield bond portfolio.

As of March 31, 2009, our investment portfolios held by U.S. legal entities included approximately $1.3 billion of gross unrealized losses on fixed income investments and $308 million of realized losses for impairments of fixed income investments related to temporary liquidity concerns and current market conditions. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $548 million related to these fixed income investments. This strategy allows us to recognize the majority of the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized. Management, however, established a valuation allowance of $15 million during the quarter ended March 31, 2009, on a portion of the net deferred tax asset related to impaired investments due to the inability of ACE Group Holdings and its subsidiaries to generate sufficient future taxable capital gains.

We engage in a securities lending program, which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. Certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in an unrealized loss of $87 million. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Other Income and Expense Items

	Three Months Ended March 31
	2009	2008
	(in millions of U.S. dollars)
Equity in net (loss) income of partially-owned companies	$(2)	$16
Minority interest expense	1	3
Federal excise tax	3	1
Other	12	(5)

Other (income) expense	$14	$15

Other (income) expense primarily comprises our equity in net income of Huatai Insurance Company of China, Limited and AGO, which is included in equity in net income of partially-owned companies. Our relationship with AGO is limited to our equity investment, which had a carrying value of $405 million, or $21.13 per share as at March 31, 2009, compared with a market value of $130 million, or $6.77 per share. We conduct no financial guaranty business with AGO and we retain no financial guaranty exposures with AGO. Our investment is not other-than-temporarily impaired as of March 31, 2009.

On November 14, 2008, AGO announced a definitive agreement to purchase Financial Security Assurance Holdings Ltd. (FSA) from Dexia Holdings, Inc. (Dexia), a subsidiary of Dexia S.A. for a purchase price of $722 million. According to SEC filings made by AGO, this transaction will be funded by $361 million in cash and 44,657,000 common shares of AGO. AGO has stated that it expects the acquisition to close in the second quarter of 2009. AGO may finance the cash portion of the acquisition with proceeds from a public equity offering. AGO has received a backstop commitment from WLR Recovery Fund IV, L.P. and affiliated funds to fund the cash portion of the purchase price with the purchase of newly issued common shares at a per share price between a floor of $6.00 and a ceiling of $8.50. EITF 08-6, Equity Method Investment Accounting Considerations, requires ACE account for AGO’s issuance of shares, and resulting dilutive effect, as if we had sold a proportionate share of our investment. Assuming completion of the planned share issuances, ACE will no longer be deemed to exert significant influence over AGO and must account for our AGO investment as an available-for-sale equity security in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 requires that we then carry our AGO investment at fair value with any unrealized gains and losses reflected in other comprehensive income. Assuming AGO had completed its share issuances associated with the FSA acquisition on March 31, 2009, the application of FAS 115 would have reduced our book value by approximately $275 million.

Other (income) expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in fixed income securities with an average credit quality of AA, as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years at March 31, 2009, and December 31, 2008. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.3 billion at March 31, 2009. For the quarter ended March 31, 2009, we experienced net unrealized losses of $281 million, primarily due to widening of credit spreads. We have the ability and intent to hold these securities until they recover their cost. Other investments principally comprises direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $64 million at March 31, 2009, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio continues to be predominantly invested in investment grade fixed income securities and is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio. We provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well established strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2009, and December 31, 2008.

	March 31, 2009		December 31, 2008
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$31,355	$33,503	$31,155	$33,109
Fixed maturities held to maturity	2,827	2,824	2,865	2,860
Short-term investments	3,909	3,909	3,350	3,350

	38,091	40,236	37,370	39,319
Equity securities	854	1,026	988	1,132
Other investments	1,298	1,325	1,362	1,368

Total investments	$40,243	$42,587	$39,720	$41,819

The fair value of our total investments increased $523 million during the three months ended March 31, 2009. The increase was primarily due to the investing of operating cash flows, partially offset by unfavorable foreign exchange impact and unrealized depreciation.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2009, and December 31, 2008. The first table lists investments according to type and the second according to S&P credit rating.

	March 31, 2009		December 31, 2008
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,224	3%	$1,018	3%
Agency	2,157	6%	2,027	5%
Corporate	8,974	24%	8,744	23%
Mortgage-backed securities	10,796	28%	10,986	29%
Asset-backed securities	611	2%	709	2%
Municipal	2,101	5%	2,124	6%
Non-U.S.	8,319	22%	8,412	23%
Short-term investments	3,909	10%	3,350	9%

Total	$38,091	100%	$37,370	100%

AAA	$22,875	60%	$22,960	61%
AA	3,605	10%	3,374	9%
A	5,497	14%	5,497	15%
BBB	3,560	9%	3,388	9%
BB	1,384	4%	1,119	3%
B	1,040	3%	934	3%
Other	130	—%	98	—%

Total	$38,091	100%	$37,370	100%

The table below summarizes our largest exposures to corporate bonds by market value and S&P credit rating as of March 31, 2009:

	March 31, 2009
	Market Value	Rating
	(in millions of U.S. dollars)
General Electric Co.	$406	AA+
JP Morgan Chase & Co.	339	A+
Bank of America Corp.	302	A
Wells Fargo & Co.	280	AA
AT&T Inc.	214	A
Citigroup Inc.	191	A
Verizon Communication Inc.	176	A
Goldman Sachs Group Inc.	174	A
Comcast Corp	166	BBB+
Morgan Stanley	165	A
HSBC Holdings Plc	147	AA-
ConocoPhillips	128	A
Royal Bank of Scotland Group Plc	115	A
Lloyds TSB Group Plc	102	A
Credit Suisse Group	102	A
XTO Energy Inc.	100	BBB
Telecom Italia SpA	99	BBB
Deutsche Telekom AG	85	BBB+
Time Warner Cable Inc.	84	BBB
Dominion Resources Inc./VA	84	A-
Banco Santander SA	83	AA
American Express Co.	77	A
Barclays PLC	75	A+
Time Warner Inc.	74	BBB
Telefonica SA	72	A-

Total	$3,840

Mortgage-backed and Asset-backed Securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at March 31, 2009, are provided below:

Mortgage-backed and Asset-backed Securities

Market Value at March 31, 2009

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$551	$—	$—	$—	$—	$551
FNMA	4,512	—	—	—	—	4,512
FHLMC	2,050	—	—	—	—	2,050

Total agency RMBS	7,113	—	—	—	—	7,113
Non-agency RMBS	1,270	123	71	22	125	1,611

Total RMBS	8,383	123	71	22	125	8,724
Commercial mortgage-backed	2,056	4	9	3	—	2,072

Total mortgage-backed securities	$10,439	$127	$80	$25	$125	$10,796

Asset-backed securities
Sub-prime	$52	$4	$5	$1	$2	$64
Credit cards	40	6	9	4	—	59
Autos	263	30	7	16	2	318
Other	164	1	3	2	—	170

Total asset-backed securities	$519	$41	$24	$23	$4	$611

Mortgage-backed and Asset-backed Securities

Amortized Cost at March 31, 2009

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$533	$—	$—	$—	$—	$533
FNMA	4,339	—	—	—	—	4,339
FHLMC	1,966	—	—	—	—	1,966

Total agency RMBS	6,838	—	—	—	—	6,838
Non-agency RMBS	1,892	173	137	41	200	2,443

Total RMBS	8,730	173	137	41	200	9,281
Commercial mortgage-backed	2,405	4	10	3	—	2,422

Total mortgage-backed securities	$11,135	$177	$147	$44	$200	$11,703

Asset-backed securities
Sub-prime	$74	$5	$7	$1	$4	$91
Credit cards	40	7	10	7	—	64
Autos	265	32	9	18	3	327
Other	165	1	3	5	—	174

Total asset-backed securities	$544	$45	$29	$31	$7	$656

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable on losses and loss expenses at March 31, 2009, and December 31, 2008, is as follows:

	March 31 2009	December 31 2008
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,211	$13,386
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(457)	(451)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	12,754	12,935
Reinsurance recoverable on paid losses and loss expenses	1,089	1,122
Provision for uncollectible reinsurance on paid losses and loss expenses	(130)	(140)

Net reinsurance recoverable	$13,713	$13,917

Reinsurance recoverable on future policy benefits	$344	$259

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in net reinsurance recoverable was primarily due to collections in our active operations. Reinsurance recoverable on future policy benefits increased primarily due to a cession within Combined Insurance’s long-term care business.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). The reserves provide for liabilities that exist for the Company as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At March 31, 2009, our gross unpaid loss and loss expense reserves were $36.9 billion and our net unpaid loss and loss expense reserves were $24.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2008	$37,176	$12,935	$24,241
Losses and loss expenses incurred	2,454	638	1,816
Losses and loss expenses paid	(2,504)	(762)	(1,742)
Other (including foreign exchange revaluation)	(195)	(57)	(138)

Balance at March 31, 2009	$36,931	$12,754	$24,177

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at March 31, 2009, and December 31, 2008.

	March 31, 2009			December 31, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$17,031	$6,715	$10,316	$16,583	$6,539	$10,044
IBNR	19,900	6,039	13,861	20,593	6,396	14,197

Total	$36,931	$12,754	$24,177	$37,176	$12,935	$24,241

Asbestos and Environmental (A&E) and Other Run-off Liabilities

Due to timing constraints associated with statutory reporting, this section will be presented on a one quarter lag basis. Our Form 10-Q for the quarterly period ending June 30, 2009, will present our A&E exposure as at March 31, 2009. There was no unexpected A&E activity during the quarter ended March 31, 2009.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $1.3 billion; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.3 billion (or nine percent of our total shareholders’ equity at March 31, 2009). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $141 billion. Our modeled single occurrence 1 in 100 return period California earthquake probable maximum loss, net of reinsurance is approximately $900 million; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any single California earthquake event could be in excess of $900 million (or approximately six percent of our total shareholders’ equity at March 31, 2009). We estimate that at such hypothetical loss levels, the industry losses would be approximately $39 billion. ACE’s modeled losses reflect our in-force portfolio as of January 1, 2009, and reinsurance program as of January 1, 2009.

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

Crop Insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and conduct that business through Rain and Hail L.L.C., an MGA. We provide protection throughout the U.S. and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region.

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

Liquidity

Global market and economic conditions have been severely disrupted in recent quarters and these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. However, for the reasons discussed below, we believe that our present cash flows from operations, investing activities, and financing activities are sufficient to fund our current working capital and debt obligation needs. Refer to “Liquidity”, in our 2008 Form 10-K.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2009. Should the need arise, we generally have access to the capital markets and other available credit facilities. At March 31, 2009, our available credit lines totaled $1.9 billion and usage was $1.3 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Generally, our existing credit facilities have remaining terms of over three years. However, we may be required to replace credit sources in a difficult market should one of our existing credit providers experience financial difficulty. There has also been recent consolidation in the banking industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. For more information, including covenant restrictions on our credit facilities, refer to “Credit Facilities” included in our 2008 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the first quarter of 2009, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows and dividends received.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited did not receive any dividends from ACE Bermuda or ACE Tempest Life Re during the quarter ended March 31, 2009. During the quarter ended March 31, 2008, ACE Bermuda declared and paid dividends of $195 million, and ACE Tempest Life Re declared and paid dividends of $855 million. A portion of the dividends received in the prior year quarter were used in connection with our April 1, 2008, acquisition of Combined Insurance. We expect that a majority of our cash inflows in 2009 will be from our Bermuda subsidiaries.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA (Cigna’s P&C business which we acquired in 1999) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, “commercial domicile”). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities.

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the quarters ended March 31, 2009 and 2008. The debt issued by ACE INA to provide partial financing for the ACE INA acquisition and for other operating needs is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the quarters ended March 31, 2009 and 2008.

•

Our consolidated net cash flows from operating activities were $562 million in the quarter ended March 31, 2009, compared with $1 billion for the prior year quarter. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income for the quarter ended March 31, 2009, was $567 million compared with $377 million in the prior year quarter. For the quarter ended March 31, 2009, significant adjustments included net realized gains (losses) of $121 million, increases of unearned premiums and insurance/reinsurance balances payable of $456 million, offset by increases in insurance/reinsurance balances receivable and prepaid reinsurance premiums of $514 million. The quarter ended March 31, 2009, included higher than typical net claim payments in connection with catastrophes and other individual large losses, and an increase in tax payments.

•

Our consolidated net cash flows used for investing activities were $496 million in the quarter ended March 31, 2009, compared with $2.3 billion in the prior year quarter. For the indicated periods, net investing activities were related primarily to net purchases on the fixed maturities.

•

Our consolidated net cash flows used for financing activities were $85 million in the quarter ended March 31, 2009, compared with net cash flows from financing activities of $1.2 billion in the prior year quarter. Net cash flows from financing activities in the quarter ended March 31, 2009, include dividends on our Common Shares of $91 million. Net cash flows from financing activities in the quarter ended March 31, 2008, included net proceeds from the issuance of $300 million in long-term debt and the net proceeds of $965 million in reverse repurchase agreements used to purchase Combined Insurance.

Both internal and external forces influence our financial condition, results of operations, and cash flows. Claim settlements, premium levels, and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us, and the settlement of the liability for that loss. We believe that our cash balances, cash flow from operations, routine sales of investments, and the liquidity provided by our credit facilities, are adequate to meet expected cash requirements.

In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not co-mingled between legal entities. ACE entities may incur overdraft balances as a means to address short-term timing mismatches, and any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $150 million in the aggregate). Our revolving credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

We also utilize reverse securities repurchase agreements as a low-cost alternative for short-term funding needs. We utilized this funding source to fund part of the purchase of Combined Insurance. Refer to Capital Resources.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2009, and December 31, 2008.

	March 31 2009	December 31 2008
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$466	$471
Long-term debt	2,802	2,806

Total debt	3,268	3,277

Trust preferred securities	309	309

Total shareholders’ equity	14,718	14,446

Total capitalization	$18,295	$18,032

Ratio of debt to total capitalization	17.9%	18.2%
Ratio of debt plus trust preferred securities to total capitalization	19.6%	19.9%

We have executed reverse repurchase agreements with certain counterparties whereby we agreed to sell securities and repurchase them at a date in the future for a predetermined price. At March 31, 2009, short-term debt included $250 million of amounts owed to brokers under reverse repurchase agreements. These agreements expired on May 5, 2009, at which time we entered into another $250 million reverse repurchase agreement with a 90 day term.

Total shareholders’ equity increased $272 million in the quarter ended March 31, 2009. The following table reports the significant movements in our shareholders’ equity for the quarter ended March 31, 2009.

March 31, 2009
(in millions of U.S. dollars)
Total shareholders’ equity, December 31, 2008	$14,446
Net income	567
Dividend declared on Common Shares	(88)
Change in net unrealized appreciation (depreciation) on investments	(189)
Other movements, net	(18)

Total shareholders’ equity, March 31, 2009	$14,718

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At March 31, 2009, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

On January 12, 2009, and April 13, 2009, we paid dividends of 27 cents and 26 cents per Common Share (CHF 0.30 in each case) to shareholders of record on December 17, 2008, and March 31, 2009, respectively, through a distribution from the par value of Common Shares (refer to “Effects of the Continuation on Dividends”). We have paid dividends each quarter since we became a public company in 1993.

Effects of the Continuation on Dividends

For the foreseeable future, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital rather than through dividends. At the 2008 Annual General Meeting, the Company’s shareholders approved a par value reduction of CHF 0.90, payable in three installments between that meeting and the 2009 Annual General Meeting. Under the resolutions so approved, the U.S. dollar amount of each installment depended upon the currency exchange rate in effect at the time of its payment, which caused the U.S. dollar value of each installment to vary from the date of approval. The Board has proposed that at the 2009 Annual General Meeting, the shareholders approve the payment of a dividend by the Company in the form of a distribution to shareholders through a Swiss franc par value reduction pursuant to a formula that will have the effect of making the U.S. dollar value of distributions more consistent (the formula).

The Board has proposed a par value reduction in an aggregate Swiss franc amount equal to $1.24 per share, using the USD/CHF currency exchange ratio as published in The Wall Street Journal on the fourth New York business day prior to the date of the 2009 Annual General Meeting (the “Base Annual Dividend”), payable in four installments; provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.31, subject to an aggregate upward adjustment (the “Dividend Cap”) for the four installments of 50% of the Base Annual Dividend. Application of the formula will mean that the Swiss franc amount of each installment will be determined at the approximate time of distribution, while the U.S. dollar value of the installment will remain $0.31 unless and until the Dividend Cap is reached. A par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap, and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount. For more information, refer to “AGENDA ITEM NO. 7: APPROVAL OF DISTRIBUTION TO SHAREHOLDERS IN THE FORM OF PAR VALUE REDUCTION” of the definitive proxy statement for our 2009 Annual General Meeting of Shareholders, which was filed on April 7, 2009.

Should we determine to pay dividends other than by a reduction in par value, under Swiss law, such dividends (other than through reductions in par value) may be paid out only if the corporation has sufficient distributable profits from previous business years, or if the reserves of the corporation are sufficient to allow distribution of a dividend. The board of directors of a Swiss corporation may propose that a dividend be paid, but cannot itself set the dividend. The Company auditors must confirm that the dividend proposal of the board of directors conforms with Swiss statutory law. Prior to the distribution of dividends, five percent of the annual profits must be allocated to the general reserve until the amount of general reserves has reached twenty percent of the paid-in nominal share capital. Our Swiss Articles of Association can provide for a higher general reserve or for the creation of further reserves setting forth their purpose and use. Once this level has been reached and maintained, the shareholders meeting may approve a distribution of each year’s profit within the framework of applicable legal requirements. Dividends paid from retained earnings are usually due and payable immediately after the shareholders’ resolution relating to the allocation of profits has been passed. Under Swiss law, the statute of limitations in respect of claims for dividend payments is five years. As noted above, for the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements, for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2008 Form 10-K and Amendment No. 1 in our 2008 Form 10-K/A.

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with SOP 03-1 (SOP reserves) and changes in these reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative according to FAS 133. The FVL established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the SOP reserves. Changes in the FVL, net of associated changes in the calculated SOP reserve, are reflected as realized gains or losses.

ACE views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

The ultimate risk to the variable annuity guaranty reinsurance business is a long-term underperformance of investment returns, which can be exacerbated by a long-term reduction in interest rates. Following a market downturn, continued market underperformance over a period of four to six years would eventually result in a higher level of paid claims as policyholders accessed their guarantees through death or annuitization. However, if market conditions improved more than expected following a downturn, SOP reserves and the FVL would fall reflecting a decreased likelihood of future claims, which would result in an increase in both life underwriting income and net income.

As of March 31, 2009, management established the SOP reserve based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management’s best estimate reflected a judgment that the equity market sell-off was partially transient and that by year-end 2009 equity market levels would recover to be equal to or slightly higher than their year-end 2008 levels. Management exercises judgment in determining the extent to which short-term market movements impact the SOP reserve. The SOP reserve is based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management, in keeping with the language in SOP 03-1, regularly examines both quantitative and qualitative analysis and management determined that a change to the benefit ratio was warranted during the first quarter of 2009. The updated benefit ratio used to establish the SOP reserve at March 31, 2009, is within  1/2 standard deviation of the range of benefit ratios generated at March 31, 2009.

SOP 03-1 requires that ACE “regularly evaluate estimates used and adjust the liability balance… if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which the benefit ratio used to establish SOP reserves should be adjusted. Management will determine the benefit ratio that most appropriately reflects its expectation for the short-term and long-term performance of the variable annuity guaranty liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. The differential is measured in terms of the standard deviation of the distribution of benefit ratios (reflecting 1,000 stochastic scenarios) calculated on the aforementioned subsequent dates. As an example, if, on average during a calendar quarter, the benefit ratio used at the most recent valuation date falls within  1/2 a standard deviation of the mean of the distribution of benefit ratios calculated periodically during the quarter, management may elect not to adjust the benefit ratio used to generate the SOP reserve at the quarter-end valuation date.

Further, if, due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by less than 1 standard deviation, management will consider current market conditions when determining its expectations of future payout obligations, particularly as those market conditions relate to shorter-term payout obligations.

Finally, if, due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by more than 1 standard deviation for a sustained and prolonged period of time, management will give substantial weight to prevailing market conditions when determining its expectations of future payout obligations. As an example, based on management’s current expectations as of the publication of this document, all else being equal, the S&P 500 index would need to remain below a level of 650 for a prolonged period of time in order for management to give substantial weight to current market conditions.

The SOP reserve and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The table below shows the sensitivity, as of March 31, 2009, of the SOP reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio. Although these derivatives do not receive hedge accounting treatment, some portion of the change in value may be used to offset changes in the SOP reserve.

The following table provides more information on our exposure to variable annuity sensitivities to equities and interest rates at March 31, 2009.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in SOP reserve	97	22	(70)	(183)	(324)	(492)
	(Increase)/decrease in net FVL	208	134	68	17	(13)	(22)
	Increase/(decrease) in hedge value	(108)	(12)	87	188	291	395
	Increase/(decrease) in net income	197	144	85	22	(46)	(119)

Flat	(Increase)/decrease in SOP reserve	79	—	(96)	(216)	(361)	(534)
	(Increase)/decrease in net FVL	78	—	(70)	(128)	(163)	(172)
	Increase/(decrease) in hedge value	(96)	—	100	202	305	410
	Increase/(decrease) in net income	61	—	(66)	(142)	(219)	(296)

-100 bps	(Increase)/decrease in SOP reserve	55	(28)	(129)	(254)	(404)	(579)
	(Increase)/decrease in net FVL	(111)	(200)	(276)	(333)	(364)	(367)
	Increase/(decrease) in hedge value	(83)	13	114	216	320	425
	Increase/(decrease) in net income	(139)	(215)	(291)	(371)	(448)	(521)

Sensitivities to Other Economic Variables	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in SOP reserve	—	—	—	—	—	—
(Increase)/decrease in net FVL	70	(81)	(9)	9	(4)	4
Increase/(decrease) in hedge value	—	—	—	—	3	(3)
Increase/(decrease) in net income	70	(81)	(9)	9	(1)	1

Sensitivities to Actuarial Assumptions	Mortality		Lapses		Annuitization
	+10%	-10%	+25%	-25%	+25%	-25%
	(in millions of U.S. dollars)
(Increase)/decrease in SOP reserve	(28)	29	24	(26)	(15)	18
(Increase)/decrease in net FVL	11	(11)	126	(149)	(86)	99
Increase/(decrease) in hedge value	—	—	—	—	—	—
Increase/(decrease) in net income	(17)	18	150	(175)	(101)	117

The above table assumes SOP reserves and net FVL using the benefit ratio calculated as of March 31, 2009. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from March 31, 2009, market levels. Because one hedge instrument was sold after March 31, 2009, the increase (decrease) in hedge value for each of the above scenarios relative to March 31, 2009, market conditions, would be $7 million lower (higher).

The above sensitivities are not directly additive, because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the SOP reserve and fair value liability is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the SOP reserve and the FVL as well as the sensitivities to changes in market factors shown above.

From inception (July 2000) to March 31, 2009, the variable annuity guarantee reinsurance portfolio has produced the following cumulative results. Any increase in SOP reserves and fair value liability should be taken in context of these results:

Net premiums earned $1.12 billion

Claims paid $148 million

SOP 03-1 reserves held at March 31, 2009 $348 million

Fair value GMIB liability held at March 31, 2009 $812 million

Life underwriting income $710 million

Net income $33 million

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

During the quarter ended March 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ACE LIMITED

PART II – OTHER INFORMATION

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

Information on the insurance industry investigations and related matters is set forth in Note 5 c) to our Consolidated Financial Statements.

Item 1A. Risk Factors

Item 1A. of Part I of our 2008 Annual Report on Form 10-K, includes a discussion of material risk factors facing us. The information presented below describes material updates and/or additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

The Organization for Economic Cooperation and Development and the European Union are considering measures that might encourage countries to increase our taxes.

A number of multilateral organizations, including the European Union and the Organization for Economic Cooperation and Development (OECD) have, in recent years, expressed concern about some countries not participating in adequate tax information exchange arrangements and have threatened those that do not agree to cooperate with punitive sanctions by member countries. It is as yet unclear what these sanctions might be, which countries might adopt them, and when or if they might be imposed. We cannot assure you, however, that the Tax Information Exchange Agreements (TIEAs) that have been or will be entered into by Switzerland and Bermuda will be sufficient to preclude all of the sanctions described above, which, if ultimately adopted, could adversely affect us or our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended March 31, 2009.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
January 1 through January 31	1,147	$53.38	—	$250 million
February 1 through February 28	403,855	$37.16	—	$250 million
March 1 through March 31	721	$34.27	—	$250 million

Total	405,723

*	For the quarter ended March 31, 2009, this column represents the surrender to the Company of 405,723 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At March 31, 2009, this authorization had not been utilized.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 8, 2009	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

May 8, 2009	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Organizational Regulations of the Company, as amended and restated	8-K	3	March 4, 2009	001-11778

3.2	Articles of Association of the Company, as amended and restated	8-K	3	March 31, 2009	001-11778

4.1	Organizational Regulations of the Company, as amended and restated	8-K	4	March 4, 2009	001-11778

4.2	Articles of Association of the Company, as amended and restated	8-K	4	March 31, 2009	001-11778

10.1	ACE Limited Description of Executive Officer Cash Compensation for 2009					X

10.2	Board of Directors Resolution Amending Option Awards for Gary Stuart					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X