Form 10-Q
period 2009-06-30
ACE LTD
filed 2009-08-07
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	☒			Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company	)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 32.51 par value) outstanding as of August 5, 2009, was 336,160,598.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2009	December 31 2008
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $36,810 and $33,109) (includes hybrid financial instruments of $309 and $239)	$35,697	$31,155
Fixed maturities held to maturity, at amortized cost (fair value – $3,535 and $2,865)	3,517	2,860
Equity securities, at fair value (cost - $546 and $1,132)	423	988
Short-term investments, at fair value and amortized cost	2,081	3,350
Other investments (cost - $1,320 and $1,368)	1,363	1,362

Total investments	43,081	39,715
Cash	654	867
Securities lending collateral	1,370	1,230
Accrued investment income	478	443
Insurance and reinsurance balances receivable	4,016	3,453
Reinsurance recoverable on losses and loss expenses	13,430	13,917
Reinsurance recoverable on policy benefits	348	259
Deferred policy acquisition costs	1,376	1,214
Value of business acquired	793	823
Prepaid reinsurance premiums	1,911	1,539
Goodwill and other intangible assets	3,756	3,747
Deferred tax assets	1,579	1,835
Investments in partially-owned insurance companies (cost - $373 and $737)	462	832
Other assets	2,401	2,183

Total assets	$75,655	$72,057

Liabilities
Unpaid losses and loss expenses	$37,268	$37,176
Unearned premiums	6,725	5,950
Future policy benefits	2,984	2,904
Insurance and reinsurance balances payable	3,075	2,841
Deposit liabilities	314	345
Securities lending payable	1,427	1,296
Payable for securities purchased	1,082	740
Accounts payable, accrued expenses, and other liabilities	2,257	2,635
Income taxes payable	115	138
Short-term debt	216	471
Long-term debt	3,322	2,806
Trust preferred securities	309	309

Total liabilities	59,094	57,611

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 32.51 and CHF 33.14 par value, 337,565,874 and 335,413,501 shares issued, 336,097,451 and 333,645,471 shares outstanding)	10,704	10,827
Common Shares in treasury (1,468,423 and 1,768,030 shares)	(2)	(3)
Additional paid-in capital	5,453	5,464
Retained earnings	1,397	74
Deferred compensation obligation	3	3
Accumulated other comprehensive income (loss)	(991)	(1,916)
Common Shares issued to employee trust	(3)	(3)

Total shareholders’ equity	16,561	14,446

Total liabilities and shareholders’ equity	$75,655	$72,057

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$5,117	$5,293	$9,652	$9,702
Reinsurance premiums ceded	(1,702)	(1,695)	(2,813)	(2,950)

Net premiums written	3,415	3,598	6,839	6,752
Change in unearned premiums	(149)	(170)	(379)	(384)

Net premiums earned	3,266	3,428	6,460	6,368
Net investment income	506	532	1,008	1,021
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(305)	(210)	(497)	(399)
Portion of OTTI losses recognized in other comprehensive income	191	—	191	—

Net OTTI losses recognized in income	(114)	(210)	(306)	(399)
Net realized gains (losses) excluding OTTI losses	(111)	84	(40)	(80)

Total net realized gains (losses)	(225)	(126)	(346)	(479)

Total revenues	3,547	3,834	7,122	6,910

Expenses
Losses and loss expenses	1,821	1,895	3,637	3,474
Policy benefits	78	89	177	152
Policy acquisition costs	523	569	1,004	1,037
Administrative expenses	454	461	874	836
Interest expense	56	62	109	108
Other (income) expense	(21)	(125)	(7)	(110)

Total expenses	2,911	2,951	5,794	5,497

Income before income tax	636	883	1,328	1,413
Income tax expense	101	137	226	290

Net income	$535	$746	$1,102	$1,123

Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$972	$(731)	$526	$(1,228)
Reclassification adjustment for net realized (gains) losses included in net income	157	169	336	342

	1,129	(562)	862	(886)
Change in:
Cumulative translation adjustments	325	6	267	33
Pension liability	(10)	1	(14)	1

Other comprehensive income (loss), before income tax	1,444	(555)	1,115	(852)
Income tax (expense) benefit related to other comprehensive income items	(289)	27	(190)	35

Other comprehensive income (loss)	1,155	(528)	925	(817)

Comprehensive income	$1,690	$218	$2,027	$306

Basic earnings per share	$1.58	$2.20	$3.28	$3.31

Diluted earnings per share	$1.58	$2.18	$3.27	$3.29

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30
	2009	2008
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning of period	$—	$2
Preferred Shares redeemed	—	(2)

Balance – end of period	—	—

Common Shares
Balance – beginning of period	10,827	14
Net shares issued under employee share-based compensation plans	68	—
Exercise of stock options	1	—
Dividends declared on Common Shares-par value reduction	(192)	—
Common Shares stock dividend	—	10,920

Balance – end of period	10,704	10,934

Common Shares in treasury
Balance – beginning of period	(3)	—
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	1	—

Balance – end of period	(2)	—

Additional paid-in capital
Balance – beginning of period	5,464	6,812
Net shares redeemed under employee share-based compensation plans	(72)	(13)
Exercise of stock options	2	80
Share-based compensation expense	59	66
Preferred Shares redeemed	—	(573)
Common Shares stock dividend	—	(925)

Balance – end of period	5,453	5,447

Retained earnings
Balance – beginning of period	74	9,080
Effect of partial adoption of FAS 157	—	(4)
Effect of adoption of FAS 159	—	6

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	74	9,082
Effect of adoption of FSP FAS 115-2 and FAS 124-2	221	—
Net income	1,102	1,123
Dividends declared on Common Shares	—	(186)
Dividends declared on Preferred Shares	—	(24)
Common Shares stock dividend	—	(9,995)

Balance – end of period	1,397	—

Deferred compensation obligation
Balance – beginning and end of period	$3	$3

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30
	2009	2008
	(in millions of U.S. dollars)
Accumulated other comprehensive (loss) income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$(1,712)	$596
Effect of adoption of FAS 159	—	(6)

Balance – beginning of period, adjusted for effect of adoption of new accounting principle	(1,712)	590
Effect of adoption of FSP FAS 115-2 and FAS 124-2	(267)	—
Change in period, net of income tax (expense) benefit of $(201) and $52	1,010	(834)

Balance – end of period	(969)	(244)

Cumulative translation adjustment
Balance – beginning of period	(161)	231
Change in period, net of income tax (expense) benefit of $(76) and $(17)	191	16

Balance – end of period	30	247

Pension liability adjustment
Balance – beginning of period	(43)	(58)
Change in period, net of income tax (expense) benefit of $5 and $nil	(9)	1

Balance – end of period	(52)	(57)

Accumulated other comprehensive (loss) income	(991)	(54)

Common Shares issued to employee trust
Balance – beginning and end of period	(3)	(3)

Total shareholders’ equity	$16,561	$16,327

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30
	2009	2008
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,102	$1,123
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	346	479
Amortization of premiums/discounts on fixed maturities	14	5
Deferred income taxes	(68)	12
Unpaid losses and loss expenses	(135)	(6)
Unearned premiums	772	671
Future policy benefits	97	52
Insurance and reinsurance balances payable	238	55
Accounts payable, accrued expenses, and other liabilities	(360)	74
Income taxes payable	17	(42)
Insurance and reinsurance balances receivable	(484)	(472)
Reinsurance recoverable on losses and loss expenses	626	641
Reinsurance recoverable on policy benefits	(124)	(24)
Deferred policy acquisition costs	(195)	(158)
Prepaid reinsurance premiums	(361)	(297)
Other	(163)	(31)

Net cash flows from operating activities	1,322	2,082

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(17,920)	(10,050)
Purchases of to be announced mortgage-backed securities	(5,264)	(13,289)
Purchases of fixed maturities held to maturity	(184)	(216)
Purchases of equity securities	(309)	(588)
Sales of fixed maturities available for sale	13,610	9,788
Sales of to be announced mortgage-backed securities	5,621	11,538
Sales of fixed maturities held to maturity	1	—
Sales of equity securities	1,074	724
Maturities and redemptions of fixed maturities available for sale	1,627	1,628
Maturities and redemptions of fixed maturities held to maturity	220	262
Net proceeds from (payments made on) the settlement of investment derivatives	5	(22)
Acquisition of subsidiary (net of cash acquired of $19)	—	(2,557)
Other	(96)	(422)

Net cash flows used for investing activities	(1,615)	(3,204)

Cash flows from financing activities
Dividends paid on Common Shares	(179)	(178)
Proceeds from exercise of options for Common Shares	3	80
Proceeds from Common Shares issued under ESPP	11	10
Dividends paid on Preferred Shares	—	(24)
Net (repayment of) proceeds from short-term debt	(250)	670
Net proceeds from issuance of long-term debt	500	1,195
Redemption of Preferred Shares	—	(575)

Net cash from financing activities	85	1,178

Effect of foreign currency rate changes on cash and cash equivalents	(5)	16

Net (decrease) increase in cash	(213)	72
Cash – beginning of period	867	510

Cash – end of period	$654	$582

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

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 10.

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation for $2.56 billion. Combined Insurance is a leading underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle income consumers and small businesses in North America, Europe, Asia Pacific, and Latin America. ACE recorded the acquisition using the purchase method of accounting. Based on ACE’s final purchase price allocation, $882 million of goodwill and $43 million of other intangible assets were generated as a result of the acquisition. Goodwill was apportioned to the Life and Insurance – Overseas General segments in the amounts of $750 million and $132 million, respectively. The acquisition also generated $1 billion of value of business acquired (VOBA) which represented the fair value of the future profits of the in-force contracts. VOBA is amortized over a period of approximately 30 years.

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

2. Significant accounting policies

New accounting pronouncements

Adopted in the six months ended June 30, 2009

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires fair value be assigned to acquired defensive intangible assets in accordance with FAS No. 157, Fair Value Measurements (FAS 157), guidance. EITF 08-7 also requires a useful life be assigned to a defensive intangible asset based on the period over which the reporting entity expects a defensive intangible asset to contribute directly or indirectly to future cash flows. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have a material impact on the Company’s financial condition or results of operations.

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

Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued FAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (FAS 161). FAS 161 establishes reporting standards that require enhanced disclosures about how and why derivative instruments are used, how derivative instruments are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company adopted the provisions of FAS 161 effective January 1, 2009. Refer to Note 6.

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

Financial guarantee insurance contracts

In May 2008, the FASB issued FAS No. 163, Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 (FAS 163). FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how FAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities. FAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. ACE’s exposure to FAS 163 is principally through its investment in the common shares of Assured Guaranty Ltd (AGO). The adoption of FAS 163 did not have a material impact on the Company’s financial condition or results of operations.

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

Equity method accounting

In November 2008, the FASB issued EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 provides guidance for equity method accounting for specific topics. EITF 08-6 requires an equity method investor account for share issuances, and resulting dilutive effect, by an investee as if the investor had sold a proportionate share of its investment with the resulting gain or loss recognized in earnings. EITF 08-6 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In connection with the adoption of EITF 08-6, the Company recognized a $67 million pre-tax loss upon a June 2009 share issuance by AGO. Refer to Note 3 e).

Fair value measurements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial condition or results of operations.

Fair value disclosures

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial condition or results of operations.

Other-than-temporary impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 amends OTTI guidance in existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the Company’s financial condition or results of operations.

Subsequent events

In May 2009, the FASB issued FAS No. 165, Subsequent Events (FAS 165). FAS 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date that the financial statements were issued. The adoption of FAS 165 did not impact the Company’s financial condition or results of operations.

To be adopted after June 30, 2009

Accounting Standards Codification

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168, or the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF and related literature. The Codification eliminates the GAAP hierarchy contained in FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the Codification to result in any change to its financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidation of variable interest entities and accounting for transfers of financial assets

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (FAS 166) and FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 166 amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by removing the exemption from consolidation for Qualifying Special Purpose Entities. This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. FAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 166 and FAS 167 are effective for interim and annual reporting periods beginning on January 1, 2010.

3. Investments

a) Transfers of securities

As part of the Company’s fixed income diversification strategy, ACE has decided to hold to maturity certain commercial mortgage-backed securities that have shorter term durations. Because the Company has the intent to hold these securities to maturity, a transfer of such securities with a fair value of $704 million was made during the three months ended June 30, 2009, from Fixed maturities available for sale to Fixed maturities held to maturity. The $4 million unrealized depreciation at the date of the transfer continues to be reported as a component of Accumulated other comprehensive income and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

b) Net realized gains (losses)

The Company adopted the provisions of FSP FAS 115-2 as of April 1, 2009. Under the provisions of FSP FAS 115-2, when an OTTI related to a fixed maturity security has occurred, ACE is required to record the OTTI in net income if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security. Further, in cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is included in other comprehensive income. For fixed maturities held to maturity, OTTI recognized in other comprehensive income is accreted from accumulated other comprehensive income to the amortized cost of the fixed maturity prospectively over the remaining term of the securities. Prior to the adoption of FSP FAS 115-2, for fixed maturities, ACE was required to record OTTI in net income unless the Company had the intent and ability to hold the impaired security to recovery. FSP FAS 115-2 does not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adoption of FSP FAS 115-2 resulted in a reduction to Accumulated other comprehensive income and an increase to Retained earnings of $267 million as of April 1, 2009. These adjustments reflect the net of tax amount ($349 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that have not suffered a credit loss, the Company does not intend to sell, and it is more likely than not that ACE will not be required to sell before the recovery of their amortized cost. Retained earnings and Deferred tax assets as of April 1, 2009, were also reduced by $46 million as a result of an increase in the Company’s valuation allowance against deferred tax assets, which is a

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

direct effect of the adoption of FSP FAS 115-2. Specifically, as a result of the reassessment of credit losses required by the adoption of FSP FAS 115-2, ACE determined that certain previously impaired fixed maturity securities had suffered credit losses in excess of previously estimated amounts, which may give rise to additional future capital losses for tax purposes. Given the amount of available capital gains against which such additional capital losses could be offset, the Company expects that a portion of capital loss carry forwards will expire unused. Accordingly, ACE determined that an additional valuation allowance was necessary given that it is more likely than not that a portion of deferred tax assets related to previously impaired fixed income securities would not be realized.

Each quarter, the Company reviews its securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security, an OTTI is considered to have occurred. In cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE evaluates the security to determine if a credit loss has occurred primarily based on a combination of qualitative and quantitative factors including a discounted cash flow model, where necessary. If a credit loss is indicated, an OTTI is considered to have occurred. Prior to the adoption of FSP FAS 115-2, when evaluating fixed maturities for OTTI, the Company principally considered its ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and the Company’s assessment (using available market information such as credit ratings) of the issuer’s ability to make future scheduled principal and interest payments on a timely basis. The factors that the Company now considers when determining if a credit loss exists related to a fixed maturity security are discussed in “Evaluation of potential credit losses related to fixed maturities” below.

The Company reviews all non fixed maturity investments for OTTI based on the following:

•	the amount of time a security has been in a loss position and the magnitude of the loss position;

•	the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions and other issuer-specific developments;

•	the Company’s ability and intent to hold the security to the expected recovery period; and

•	equity securities in an unrealized loss position for twelve consecutive months are generally impaired.

Evaluation of potential credit losses related to fixed maturities

ACE reviews each fixed maturity security in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, ACE considers credit rating, market price, and issuer specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which ACE determines that credit loss is likely are subjected to further analysis to estimate the credit loss recognized in net income, if any. In general, credit loss recognized in net income equals the difference between the security’s amortized cost and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security. The specific methodologies and significant assumptions used by asset class are discussed below. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities and political subdivisions obligations represent less than $100 million of gross unrealized loss as of June 30, 2009. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of credit worthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

Corporate securities

Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. ACE develops these estimates using information based on market observable data, issuer specific information, and credit ratings. ACE developed its default assumption by using historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. ACE believes that use of a default assumption in excess of the historical mean is conservative and reasonable in light of recent market conditions. Default assumptions by Moody’s rating category are as follows (historical mean default rate provided for comparison):

Moody’s Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0%-1.4%	0.0%-0.3%

Below Investment Grade:
Ba	4.8%	1.1%
B	12.8%	3.4%
Caa-C	51.6%	13.1%

Consistent with our approach to developing default rate assumptions considering recent market conditions, ACE assumed a 25 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using the 40 percent historical mean recovery rate. ACE believes that use of a recovery rate assumption lower than the historical mean is conservative and reasonable in light of recent market conditions.

Application of the methodology and assumptions described above resulted in a credit loss recognized in net income for corporate securities for the three months ended June 30, 2009, of approximately $34 million, substantially all of which relates to below investment grade securities.

Mortgage-backed securities

For mortgage-backed securities, credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including default rates, prepayment rates, and loss severity rates (on foreclosed properties).

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ACE develops specific assumptions using market data, where available, and includes internal estimates as well as estimates published by rating agencies and other third-party sources. ACE projects default rates by mortgage sector considering current underlying mortgage loan performance, generally assuming:

•	lower loss severity for Prime sector bonds versus ALT-A, Sub-prime and Option ARM sector bonds, and

•	lower loss severity for older vintage securities versus more recent vintage securities, which reflects the recent decline in underwriting standards.

These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices. If cash flow projections indicate that losses will exceed the credit enhancement for a given tranche, then the Company does not expect to recover its amortized cost basis and recognizes an estimated credit loss in net income.

The significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss as of June 30, 2009, by sector and vintage are as follows:

Range of Significant Assumptions Used

Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2004 and prior	6-50%	20-50%
	2005	17-28%	36-49%
	2006	21-32%	33-62%
	2007	13-21%	44-51%

ALT-A	2004 and prior	6-29%	43-48%
	2005	4-46%	51-59%
	2006	7-53%	58-64%
	2007	57-59%	63-65%

Sub-prime(3)	2004 and prior	58%	64%
	2005	70-74%	71-73%
	2006	81%	80%
	2007	82%	77%

Option ARM	2004 and prior	40%	42%
	2005	54-73%	53-60%
	2006	72-77%	62-64%
	2007	72-76%	58-64%

(1)

Prime, ALT-A, and Sub-prime sector bonds are categorized based on credit worthiness of the borrower. Option ARM sector bonds are categorized based on the type of mortgage product, rather than credit worthiness of the borrower.

(2)

Default rate and loss severity rate assumptions vary within a given sector and vintage depending upon the geographic concentration of the collateral underlying the bond and the level of serious delinquencies, among other factors.

(3)

The sub-prime population of securities in the portfolio is nominal. Accordingly, the default rate and loss severity rates are banded more tightly than for other sectors where the population of securities is larger and more diverse.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Application of the methodology and assumptions described above resulted in a credit loss recognized in net income for mortgage-backed securities for the three months ended June 30, 2009, of approximately $26 million. Given the variation in ratings between major rating agencies for the securities for which a credit loss was recognized in net income, ACE does not believe it is useful to provide the credit loss split between investment grade and below investment grade.

The following table shows, for the periods indicated, the Net realized gains (losses) and the losses included in Net realized gains (losses) and Other comprehensive income as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments recorded in net income related to fixed maturities for the six months ended June 30, 2009, were primarily due to intent to sell securities in an unrealized loss position and securities with below investment grade credit ratings. Impairments related to all other investments were primarily due to duration and severity of decline below cost.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(281)	$(171)	$(369)	$(299)
OTTI on fixed maturities included in other comprehensive income (pre-tax)	191	—	191	—

OTTI on fixed maturities, net	(90)	(171)	(178)	(299)
Net realized gains (losses) excluding OTTI	19	(27)	59	(4)

Total fixed maturities	(71)	(198)	(119)	(303)

Equity securities:
OTTI on equity securities	(1)	(39)	(26)	(75)
Net realized gains (losses) excluding OTTI	(80)	52	(155)	34

Total equity securities	(81)	13	(181)	(41)

OTTI on other investments	(23)	—	(102)	(25)
Futures, option contracts, and swaps	(21)	(16)	34	(25)
Fair value adjustments on insurance derivative	284	75	283	(130)
S&P put options and futures	(181)	(10)	(156)	12
Other derivative instruments	(39)	(5)	(66)	13
Other	(93)	15	(39)	20

Net realized gains (losses)	$(225)	$(126)	$(346)	$(479)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides, for the three months ended June 30, 2009, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recorded in Other comprehensive income. All amounts in the following table relate to Fixed maturities available for sale.

June 30, 2009
(in millions of U.S. Dollars)
Balance of credit losses related to securities still held-beginning of period	$130
Additions where no OTTI was previously recorded	54
Additions where an OTTI was previously recorded	6
Reductions reflecting amounts previously recorded in Other comprehensive income but subsequently reflected in net income	(2)
Reductions reflecting increases in expected cash flows to be collected	—
Reductions for securities sold during the period	—

Balance of credit losses related to securities still held-end of period	$188

c) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well OTTI included in Accumulated other comprehensive income at June 30, 2009, and December 31, 2008.

	June 30, 2009
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Included in Accumulated Other Comprehensive Income
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,144	$66	$(23)	$3,187	$—
Foreign	9,888	236	(379)	9,745	(19)
Corporate securities	12,045	238	(596)	11,687	(40)
Mortgage-backed securities	10,243	195	(851)	9,587	(172)
States, municipalities, and political subdivisions	1,490	33	(32)	1,491	—

	$36,810	$768	$(1,881)	$35,697	$(231)

Held to maturity
U.S. Treasury and agency	$844	$41	$—	$885	$—
Foreign	33	1	—	34	—
Corporate securities	374	5	(10)	369	—
Mortgage-backed securities	1,543	17	(47)	1,513	—
States, municipalities, and political subdivisions	723	12	(1)	734	—

	$3,517	$76	$(58)	$3,535	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	December 31, 2008
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$1,991	$133	$(2)	$2,122
Foreign	8,625	278	(529)	8,374
Corporate securities	10,093	89	(1,121)	9,061
Mortgage-backed securities	10,958	221	(1,019)	10,160
States, municipalities, and political subdivisions	1,442	38	(42)	1,438

	$33,109	$759	$(2,713)	$31,155

Held to maturity
U.S. Treasury and agency	$862	$61	$—	$923
Foreign	38	1	(1)	38
Corporate securities	405	2	(15)	392
Mortgage-backed securities	877	11	(62)	826
States, municipalities, and political subdivisions	678	9	(1)	686

	$2,860	$84	$(79)	$2,865

Fixed maturities at June 30, 2009, and December 31, 2008, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	June 30 2009		December 31 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$1,209	$1,207	$1,047	$1,047
Due after 1 year through 5 years	12,702	12,619	9,706	9,868
Due after 5 years through 10 years	9,057	9,116	6,867	7,330
Due after 10 years	3,142	3,625	3,375	3,906

	26,110	26,567	20,995	22,151
Mortgage-backed securities	9,587	10,243	10,160	10,958

	$35,697	$36,810	$31,155	$33,109

Held to maturity; maturity period
Due in 1 year or less	$598	$590	$327	$325
Due after 1 year through 5 years	1,210	1,175	1,401	1,364
Due after 5 years through 10 years	132	126	227	212
Due after 10 years	82	83	84	82

	2,022	1,974	2,039	1,983
Mortgage-backed securities	1,513	1,543	826	877

	$3,535	$3,517	$2,865	$2,860

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d) Equity securities

The fair value, cost of, and gross unrealized appreciation (depreciation) on equity securities at June 30, 2009, and December 31, 2008, are as follows:

	June 30 2009	December 31 2008
	(in millions of U.S. dollars)
Equity securities – cost	$546	$1,132
Gross unrealized appreciation	14	74
Gross unrealized depreciation	(137)	(218)

Equity securities – fair value	$423	$988

e) Investment in AGO

AGO, a Bermuda-based holding company provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. On July 1, 2009, AGO acquired Financial Security Assurance Holdings Ltd. from Dexia Holdings Inc., a subsidiary of Dexia S.A. The purchase price included approximately $546 million in cash and approximately 22.3 million AGO common shares, according to AGO’s public filings. AGO financed the cash portion of the purchase price partly through a June 2009 issuance of 38.5 million common shares before the exercise of any overallotment option (June 2009 issuance), according to AGO’s public filings. Prior to the June 2009 issuance, ACE included its investment in AGO in Investments in partially-owned insurance companies using the equity method of accounting. Effective with the June 2009 issuance, in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB 18), ACE was deemed to no longer exert significant influence over AGO and accounts for the investment in AGO as an available-for-sale equity security in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 requires that ACE carry the AGO investment at fair value with any unrealized gains and losses reflected in other comprehensive income. EITF 08-6 requires ACE to account for AGO’s June 2009 issuance, and resulting dilutive effect, as if the Company had sold a proportionate share of the investment. In accordance with EITF 08-6, the Company recognized a $67 million pre-tax loss in Net realized gains (losses) upon AGO’s June 2009 issuance. As of June 30, 2009, the fair value of the Company’s investment in AGO was $237 million and $131 million of unrealized loss on this investment is reflected in Other comprehensive income in accordance with FAS 115.

f) Gross unrealized loss

As of June 30, 2009, there were 6,410 fixed maturities out of a total of 17,397 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $29 million. There were 45 equity securities out of a total of 358 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $131 million on AGO. The tightening of credit spreads, mainly during the three months ended June 30, 2009, resulted in a reduction to net unrealized losses at June 30, 2009, though most of the fixed maturities in an unrealized loss position at that date were investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize, for all securities in an unrealized loss position at June 30, 2009, and December 31, 2008 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
June 30, 2009
U.S. Treasury and agency	$1,646	$(22.4)	$6	$(0.4)	$1,652	$(22.8)
Foreign	3,229	(268.2)	627	(111.2)	3,856	(379.4)
Corporate securities	4,153	(264.7)	2,052	(341.3)	6,205	(606.0)
Mortgage-backed securities	2,484	(129.5)	2,394	(768.5)	4,878	(898.0)
States, municipalities, and political subdivisions	500	(19.2)	153	(13.6)	653	(32.8)

Total fixed maturities	12,012	(704.0)	5,232	(1,235.0)	17,244	(1,939.0)
Equity securities	340	(136.8)	—	(0.1)	340	(136.9)
Other investments	578	(115.4)	37	(24.1)	615	(139.5)

Total	$12,930	$(956.2)	$5,269	$(1,259.2)	$18,199	$(2,215.4)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at June 30, 2009, are fixed maturities held to maturity with combined fair values of $562 million and $561 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $17 million and $41 million, respectively. Fixed maturities in a gross unrealized loss position for over 12 months principally comprise non-credit losses on investment grade securities where management does not intend to sell and it is more likely than not that ACE will not be forced to sell the security before recovery. For mortgage-backed securities in a gross unrealized loss position for over 12 months, management also considered credit enhancement in concluding the securities were not other-than-temporarily impaired. Other investments in a gross unrealized loss position for over 12 months principally comprise investments in limited partnerships with diversified underlying portfolios where management anticipates recovery in the near-term and has the ability and intent to hold to recovery. Gross unrealized gains as of June 30, 2009, were $1.04 billion.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2008
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

g) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. At June 30, 2009, restricted assets of $12 billion are included in fixed maturities and short-term investments, with the balance included in equity securities and cash. The components of the fair value of the restricted assets at June 30, 2009, and December 31, 2008, are as follows:

	June 30 2009	December 31 2008
	(in millions of U.S. dollars)
Deposits with U.S. regulatory authorities	$1,219	$1,165
Deposits with non-U.S. regulatory authorities	2,417	1,863
Other pledged assets	621	805
Trust funds	8,199	7,712

	$12,456	$11,545

4. Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance for the periods indicated, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$27	$32	$50	$64
Policy benefits	$21	$18	$65	$47

GMIB
Net premiums earned	$39	$38	$79	$72
Policy benefits	$6	$9	$8	$15
Realized gains (losses)	$284	$75	$283	$(130)

Gain (loss) recognized in income	$317	$104	$354	$(73)

Effect of partial adoption of FAS 157	$—	$—	$—	$4
Net cash received (disbursed)	$38	$38	$78	$73
Net (increase) decrease in liability	$279	$66	$276	$(150)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 30, 2009, reported liabilities for GMDB and GMIB reinsurance were $226 million and $634 million, respectively, compared with $248 million and $910 million, respectively, at December 31, 2008. The reported liability for GMIB reinsurance at June 30, 2009, and December 31, 2008, includes a fair value adjustment of $528 million and $811 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more timely information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At June 30, 2009, and December 31, 2008, the Company’s net amount at risk from its GMDB reinsurance programs was $4.4 billion and $4.7 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2009, and December 31, 2008, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the SOP reserve averaging between three to four percent.

At June 30, 2009, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.3 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At June 30, 2009, the Company’s net amount at risk from its GMIB reinsurance programs was $1.5 billion, compared with $2.1 billion at December 31, 2008. For GMIB, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2009, and December 31, 2008, respectively);

•	there are no deaths, lapses, or withdrawals;

•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

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

5. Debt

The following table outlines the Company’s debt as of June 30, 2009, and December 31, 2008.

	June 30 2009	December 31 2008
	(in millions of U.S. dollars)
Short-term debt
ACE INA subordinated notes due 2009	$200	$205
ACE INA term loan due 2009	16	16
Reverse repurchase agreements	—	250

	$216	$471

Long-term debt
ACE European Holdings due 2010	$165	$149
ACE INA term loan due 2011	50	50
ACE INA term loan due 2013	450	450
ACE INA senior notes due 2014	499	499
ACE INA senior notes due 2015	446	446
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	300
ACE INA senior notes due 2019	500	—
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14

	$3,322	$2,806

Trust Preferred Securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt

The Company has executed reverse repurchase agreements with certain counterparties under which the Company agreed to sell securities and repurchase them at a future date for a predetermined price. At June 30, 2009, all reverse repurchase agreements had been settled.

b) ACE INA notes

In June 2009, ACE INA issued $500 million of 5.9 percent senior notes due June 2019. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.40 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Commitments, contingencies, and guarantees

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

In relation to certain long- and short-term debt issues, the Company has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

The Company carries all derivative instruments at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table outlines the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at June 30, 2009.

	June 30, 2009
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(5)	$315
Futures contracts on money market instruments	AP	1	3,165
Futures contracts on notes and bonds	AP	9	610
Options on money market instruments	AP	—	120
Convertible bonds	FM AFS	309	580
TBAs	FM AFS	171	166

		$485	$4,956

Other derivative instruments
Futures contracts on equities	AP	$13	$648
Options on equity market futures	AP	144	800
Interest rate swaps	AP	(20)	516
Credit default swaps	AP	25	315
Other	AP	9	78

		$171	$2,357

GMIB(1)	AP/FPB	$(634)	$1,492

(1)	Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table outlines derivative instrument activity in the consolidated statement of operations for the three and six months ended June 30, 2009. All amounts are reflected in Net realized gains (losses) in the consolidated statement of operations.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(35)	$(14)
All other futures contracts and options	(18)	(4)
Convertible bonds	38	57
TBAs	(6)	(5)

	$(21)	$34

GMIB and other derivative instruments
GMIB	$284	$283
Futures contracts on equities	(89)	(102)
Options on equity market futures	(92)	(54)
Interest rate swaps	10	(15)
Credit default swaps	(49)	(52)
Other	—	1

	$64	$61

Credit risk-related contingent features

Certain of the Company’s derivative instruments contain provisions that impact the amount of collateral that ACE is required to post and that allow the contract counterparty to cancel the contract contingent on the Company’s, and in certain cases subsidiaries of the Company’s, senior debt ratings (Ratings). The aggregate fair value of derivative instruments in a liability position with credit risk-related contingent features at June 30, 2009, was $20 million. In connection with these contracts, ACE has posted collateral of $9 million at June 30, 2009. The amount of collateral that ACE is required to post under these contracts would increase should the Company’s Ratings deteriorate. At June 30, 2009, the maximum amount of collateral that the Company would be required to post in respect of these derivative instruments, based on the contractual Ratings-based scales, is $20 million. The contract counterparties would be able to cancel the contracts if ACE’s Ratings fall to BBB- as measured by Standard and Poor’s (S&P) or Baa3 as measured by Moody’s.

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

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used occasionally in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using interest rate swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced. The Company also employs interest rate swaps related to certain debt issues for the purpose of either fixing and/or reducing borrowing costs.

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

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the credit worthiness of its counterparties. The performance of exchange-traded instruments is guaranteed by the exchange on which they trade. For non-exchange-traded instruments, the counterparties are principally banks which must meet certain criteria according to the Company’s investment guidelines.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

b) Other investments

The Company invests in limited partnerships with a carrying value of $778 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $728 million over the next several years.

c) Taxation

The Internal Revenue Service (IRS) completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the third quarter of 2007, and has proposed several adjustments principally involving transfer pricing and other insurance-related tax deductions. The Company subsequently filed a written protest with the IRS and the case is currently being reviewed by the IRS Appeals Division. The Company expects the appeals process to be completed within the next 12 months. While it is reasonably possible that a significant change in the Company’s unrecognized tax benefits could occur in the next twelve months, given the uncertainty regarding the possible outcomes of the appeals process, a current estimate of the range of reasonably possible changes cannot be made. However, the Company believes that the outcome would not have a material impact on ACE’s consolidated financial condition. The IRS commenced its field examination for tax years 2005 through 2007 during the second quarter of 2008 with no adjustments proposed as of June 30, 2009. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2006 and later.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d) Letters of credit

In June 2009, the Company entered into a $500 million unsecured operational LOC facility expiring in June 2014. At June 30, 2009, this facility was unutilized. This facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant.

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

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania and the Court appointed Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). In 2005, ACE and the individual defendants filed a motion to dismiss. The Court heard oral argument on November 10, 2008, but did not rule on the motion. On December 16, 2008, the parties entered into a Stipulation of Settlement in which the parties agreed – contingent upon Court approval – that ACE would pay the plaintiffs $1.95 million in exchange for a full release of all claims. On June 9, 2009 the Court approved the settlement and dismissed the multidistrict litigation (including the four underlying suits) with prejudice.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs filed an amended complaint (their third pleading effort), on April 14, 2008, which drops Evan Greenberg as a defendant (plaintiffs in the New York action subsequently dismissed Evan Greenberg as well). On June 13, 2008, ACE filed a motion to dismiss, and on April 20, 2009, the court heard oral argument on the motion. On June 17, 2009 the Court dismissed all claims against ACE with prejudice; final judgment in favor of ACE was entered on July 13, 2009. The New York derivative action is currently stayed.

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

(iii) Legislative activity

The State of New York, as part of the 2009-10 State budget, has adopted language that requires an insurer which (1) paid to the Workers’ Compensation Board various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) “has identified and held any funds collected but not paid to the Workers’ Compensation Board , as measurable and available, as of January 1, 2009” to pay retroactive assessments to the Workers’ Compensation Board. The language, and impact, of this new law is at present uncertain because it uses terms and dates that are not readily identifiable with respect to insurers’ statutory financial statements and because the State has not promulgated implementing regulations or other explanatory materials. The Company’s understanding is that the law is intended to address certain inconsistencies in the New York State laws regulating the calculation of workers’ compensation assessments by insurance carriers and the remittance of those funds to the State. In July 2009, ACE received a subpoena from the NYAG requesting documents related to these issues. Although the Company can not at this time predict the interpretation that will be afforded the language, ACE is confident that it has complied with the law governing workers’ compensation surcharges and assessments. ACE has established a contingency based on the Company’s best estimate of the potential liability that could result from an adverse interpretation of the legislation or other events surrounding this topic, based on the facts and circumstances at this time. Such contingency will be increased or decreased as circumstances develop. The Company does not expect the legislation to have a material impact on its financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Shareholders’ equity

In connection with the Continuation, the Company changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the affect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. All Common Shares are registered common shares under Swiss corporate law. Notwithstanding the change of the currency in which the par value of Common Shares is stated, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. For the foreseeable future, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the three months ended June 30, 2009 and 2008, dividends declared per Common Share amounted to CHF 0.33 ($0.31) and $0.29, respectively. Dividends declared for the six months ended June 30, 2009 and 2008 were CHF 0.63 ($0.57) and $0.56, respectively. The par value distribution in the six months ended June 30, 2009, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 32.51.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

In July 2008, prior to the Continuation, the Company issued and placed 2,000,000 Common Shares in treasury principally for issuance upon the exercise of employee stock options. At June 30, 2009, 1,468,423 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

8. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair value of the Company’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 26, 2009, the Company granted 2,320,620 stock options with a weighted-average grant date fair value of $12.94. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

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

9. Fair value measurements

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

Fixed maturities

Fixed maturities with active markets are classified within Level 1 as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including most corporate and municipal securities in ACE’s portfolio, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Fixed maturities for which pricing is unobservable are classified within Level 3.

Equity securities

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For non-public equity securities, fair values are based on market valuations and are classified within Level 2. As previously discussed, during the three months ended June 30, 2009, ACE’s investment in AGO was reclassified from Investments in partially-owned insurance companies to Equity securities. The fair value of the Company’s investment in AGO is based on a quoted market price and continues to be classified within Level 1.

Short-term investments

Short-term investments, which comprise securities due to mature within one year of the date of purchase, that are traded in active markets, are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximating par value.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities lending collateral

The underlying assets included in Securities lending collateral are fixed maturities which are classified in the valuation hierarchy on the same basis as the Company’s other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to the Company’s obligation to return the collateral plus interest.

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

Investments in partially-owned insurance companies

Fair values for investments in partially-owned insurance companies based on the financial statements provided by those companies used for equity accounting are classified within Level 3.

Investment derivative instruments

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, the Company obtains quoted market prices to determine fair value. As such, these instruments are included within Level 1. Forward contracts that are not exchange-traded are priced using a pricing matrix model principally employing observable inputs and, as such, are classified within Level 2. The Company’s position in interest rate swaps is typically classified within Level 3.

Guaranteed minimum income benefits

The liability for GMIBs arises from the Company’s reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs associated with variable annuity contracts. For GMIB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely information, such as market conditions and demographics of in-force annuities. Based on the quarterly reserve review, no changes were made to actuarial or behavioral assumptions during the three months ended June 30, 2009. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else being equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The Company views the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small, at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3.

Short- and long-term debt and trust preferred securities

Where practical, fair values for short-term debt, long-term debt, and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including the Company’s incremental borrowing rates, which reflect ACE’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued. As such, these instruments are classified within Level 2.

Other derivative instruments

The Company maintains positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits (GMDB) and GMIB reinsurance business. The Company’s position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the Company’s remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. The Company’s position in credit default swaps is typically included within Level 3.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of June 30, 2009, and December 31, 2008.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
June 30, 2009
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,259	$1,928	$—	$3,187
Foreign	424	9,283	38	9,745
Corporate securities	57	11,530	100	11,687
Mortgage-backed securities	12	9,533	42	9,587
States, municipalities, and political subdivisions	1	1,487	3	1,491

	1,753	33,761	183	35,697

Fixed maturities held to maturity
U.S. Treasury and agency	338	547	—	885
Foreign	—	34	—	34
Corporate securities	—	369	—	369
Mortgage-backed securities	—	1,462	51	1,513
States, municipalities, and political subdivisions	—	734	—	734

	338	3,146	51	3,535

Equity securities	410	5	8	423
Short-term investments	1,382	695	4	2,081
Other investments	30	249	1,084	1,363
Securities lending collateral	—	1,370	—	1,370
Investments in partially-owned insurance companies	—	—	462	462

Investment derivative instruments	5	—	—	5
Other derivative instruments	13	124	34	171

Total assets at fair value	$3,931	$39,350	$1,826	$45,107

Liabilities:
GMIB	$—	—	634	$634
Short-term debt	—	224	—	224
Long-term debt	—	3,422	—	3,422
Trust preferred securities	—	252	—	252

Total liabilities at fair value	$—	$3,898	$634	$4,532

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
December 31, 2008
Assets:
Fixed maturities available for sale	$872	$30,009	$274	$31,155
Fixed maturities held to maturity	332	2,532	1	2,865
Equity securities	962	5	21	988
Short-term investments	2,668	682	—	3,350
Other investments	37	226	1,099	1,362
Other derivative instruments	—	280	87	367

Total assets at fair value	$4,871	$33,734	$1,482	$40,087

Liabilities:
Investment derivative instruments	$3	$—	$—	$3
GMIB	—	—	910	910

Total liabilities at fair value	$3	$—	$910	$913

Level 3 financial instruments

The following tables provide a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at June 30, 2009 included in Net Income
	(in millions of U.S. dollars)
Three Months Ended June 30, 2009
Assets:
Fixed maturities available for sale
Foreign	$39	$(1)	$2	$7	$(9)	$38	$(1)
Corporate securities	103	(1)	8	(5)	(5)	100	(5)
Mortgage-backed securities	85	—	13	(54)	(2)	42	(1)
States, municipalities, and political subdivisions	3	—	—	—	—	3	—

	230	(2)	23	(52)	(16)	183	(7)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at June 30, 2009 included in Net Income
	(in millions of U.S. dollars)
Fixed maturities held to maturity
Mortgage-backed securities	—	—	—	51	—	51	—

	—	—	—	51	—	51	—

Equity securities	8	—	—	—	—	8	—
Short-term investments	1	—	—	3	—	4	—
Other investments	1,027	6	41	11	(1)	1,084	6
Investments in partially-owned insurance companies	481	8	(20)	(7)	—	462	—
Other derivative instruments	83	(51)	—	2	—	34	(51)

Total assets at fair value	$1,830	$(39)	$44	$8	$(17)	$1,826	$(52)

Liabilities:
GMIB	$913	$(284)	$—	$5	$—	$634	$(284)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at June 30, 2008 included in Net Income
	(in millions of U.S. dollars)
Three Months Ended June 30, 2008
Assets:
Fixed maturities available for sale	$547	$(10)	$(7)	$35	$(99)	$466	$(8)
Fixed maturities held to maturity	—	—	—	—	2	2	—
Equity securities	13	—	—	(5)	2	10	—
Other investments	1,012	2	(35)	138	—	1,117	(25)
Other derivative instruments	37	(4)	—	(2)	—	31	13

Total assets at fair value	$1,609	$(12)	$(42)	$166	$(95)	$1,626	$(20)

Liabilities:
Investment derivative instruments	$(5)	$—	$—	$5	$—	$—	$—
GMIB	441	(75)	—	9	—	375	(75)

Total liabilities at fair value	$436	$(75)	$—	$14	$—	$375	$(75)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at June 30, 2009 included in Net Income
	(in millions of U.S. dollars)

Six Months Ended June 30, 2009
Assets:
Fixed maturities available for sale
Foreign	$45	$(1)	$—	$4	$(10)	$38	$(1)
Corporate securities	117	—	5	(6)	(16)	100	(4)
Mortgage-backed securities	109	(4)	14	(60)	(17)	42	(5)
States, municipalities, and political subdivisions	3	—	—	—	—	3	—

	274	(5)	19	(62)	(43)	183	(10)

Fixed maturities held to maturity
Mortgage-backed securities	—	—	—	51	—	51	—
States, municipalities, and political subdivisions	1	—	—	(1)	—	—	—

	1	—	—	50	—	51	—

Equity securities	21	—	—	4	(17)	8	—
Short-term investments	—	—	—	4	—	4	—
Other investments	1,099	(83)	20	49	(1)	1,084	(83)
Investments in partially-owned insurance companies	435	8	(17)	36	—	462	—
Other derivative instruments	87	(52)	—	(1)	—	34	(52)

Total assets at fair value	$1,917	$(132)	$22	$80	$(61)	$1,826	$(145)

Liabilities:
GMIB	$910	$(283)	$—	$7	$—	$634	$(283)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at June 30, 2008 included in Net Income
	(in millions of U.S. dollars)

Six Months Ended June 30, 2008
Assets:
Fixed maturities available for sale	$601	$(13)	$(41)	$28	$(109)	$466	$(13)
Fixed maturities held to maturity	—	—	—	—	2	2	—
Equity securities	12	—	—	(3)	1	10	—
Other investments	898	(25)	(39)	283	—	1,117	(52)
Other derivative instruments	17	16	—	(2)	—	31	32

Total assets at fair value	$1,528	$(22)	$(80)	$306	$(106)	$1,626	$(33)

Liabilities:
Investment derivative instruments	$(6)	$(5)	$—	$11	$—	$—	$(2)
GMIB	225	130	—	20	—	375	130

Total liabilities at fair value	$219	$125	$—	$31	$—	$375	$128

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Segment information

The Company operates through the following business segments, certain of which represent the aggregation of distinct operating segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries. Additionally, Insurance – North American has internet distribution channels for some of its products.

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

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business), the wholesale insurance operations of ACE Global Markets, and the international A&H and life insurance business of Combined Insurance. ACE International, the ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, the London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488, offers an extensive product range through its unique parallel distribution of products via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. AEGL, the London-based, Financial Services Authority-U.K. regulated company, underwrites U.K. and Continental Europe insurance and reinsurance business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in Europe, Asia Pacific, and Latin America. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (directors & officers and errors & omissions), marine, energy, aviation, political risk, specialty personal lines, consumer lines, A&H (principally accident and supplemental health), and life insurance.

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C companies. The Global Reinsurance segment includes ACE Global Markets’ reinsurance operations, as well as an underwriting presence at Lloyd’s Reinsurance Company (China) Limited, a Lloyd’s licensed reinsurance company based in Shanghai.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Life segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE Life, and the domestic A&H and life business of Combined Insurance. ACE Life Re provides reinsurance coverage to other life insurance companies as well as marketing traditional life reinsurance products and services for the individual life business. ACE Life provides traditional life insurance protection, investments, and savings products to individuals and groups in several countries including China (through a partially-owned company), Egypt, Indonesia, Taiwan, Thailand, the United Arab Emirates, and Vietnam. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Corporate and Other (Corporate) includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of AGO’s earnings reflected in Other (income) expense to the date that ACE was no longer deemed to exert significant influence over AGO in accordance with the provisions of APB 18. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. ACE also eliminates the impact of intersegment loss portfolio transfer transactions which are not reflected in the results within the statements of operations by segment.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended June 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$2,664	$1,710	$359	$384	$—	$5,117
Net premiums written	1,454	1,265	329	367	—	3,415
Net premiums earned	1,415	1,246	241	364	—	3,266
Losses and loss expenses	997	635	56	133	—	1,821
Policy benefits	—	1	—	77	—	78
Policy acquisition costs	129	293	46	55	—	523
Administrative expenses	147	190	14	64	39	454

Underwriting income (loss)	142	127	125	35	(39)	390

Net investment income	275	114	73	43	1	506
Net realized gains (losses) including OTTI	(97)	(87)	(47)	108	(102)	(225)
Interest expense	—	—	—	—	56	56
Other (income) expense	1	5	1	(1)	(27)	(21)
Income tax expense (benefit)	76	29	13	14	(31)	101

Net income (loss)	$243	$120	$137	$173	$(138)	$535

Statement of Operations by Segment

For the Three Months Ended June 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$2,718	$1,876	$272	$427	$—	$5,293
Net premiums written	1,511	1,443	270	374	—	3,598
Net premiums earned	1,365	1,439	257	367	—	3,428
Losses and loss expenses	962	715	108	110	—	1,895
Policy benefits	—	5	—	84	—	89
Policy acquisition costs	129	323	54	63	—	569
Administrative expenses	131	208	14	69	39	461

Underwriting income (loss)	143	188	81	41	(39)	414

Net investment income	282	134	79	40	(3)	532
Net realized gains (losses) including OTTI	(105)	(58)	(20)	64	(7)	(126)
Interest expense	—	—	—	—	62	62
Other (income) expense	3	(17)	1	4	(116)	(125)
Income tax expense (benefit)	106	38	11	12	(30)	137

Net income	$211	$243	$128	$129	$35	$746

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Six Months Ended June 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$4,742	$3,403	$738	$769	$—	$9,652
Net premiums written	2,846	2,592	688	713	—	6,839
Net premiums earned	2,852	2,430	479	699	—	6,460
Losses and loss expenses	2,001	1,248	143	245	—	3,637
Policy benefits	—	3	—	174	—	177
Policy acquisition costs	252	553	97	102	—	1,004
Administrative expenses	287	365	26	122	74	874

Underwriting income (loss)	312	261	213	56	(74)	768

Net investment income	538	234	145	89	2	1,008
Net realized gains (losses) including OTTI	(217)	(80)	(36)	117	(130)	(346)
Interest expense	—	—	—	—	109	109
Other (income) expense	5	9	1	1	(23)	(7)
Income tax expense (benefit)	172	75	29	20	(70)	226

Net income (loss)	$456	$331	$292	$241	$(218)	$1,102

Statement of Operations by Segment

For the Six Months Ended June 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$4,899	$3,654	$617	$532	$—	$9,702
Net premiums written	2,871	2,788	614	479	—	6,752
Net premiums earned	2,719	2,662	520	467	—	6,368
Losses and loss expenses	1,831	1,308	225	110	—	3,474
Policy benefits	—	5	—	147	—	152
Policy acquisition costs	290	568	108	71	—	1,037
Administrative expenses	266	381	29	82	78	836

Underwriting income (loss)	332	400	158	57	(78)	869

Net investment income	551	251	152	55	12	1,021
Net realized gains (losses) including OTTI	(166)	(141)	(65)	(122)	15	(479)
Interest expense	—	—	—	—	108	108
Other (income) expense	3	(20)	1	4	(98)	(110)
Income tax expense (benefit)	229	85	15	10	(49)	290

Net income (loss)	$485	$445	$229	$(24)	$(12)	$1,123

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Underwriting assets are reviewed in total by management for purposes of decision-making. The Company does not allocate assets to its segments.

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended June 30, 2009
Insurance – North American	$448	$902	$65	$1,415
Insurance – Overseas General	422	357	467	1,246
Global Reinsurance	128	113	—	241
Life	—	—	364	364

	$998	$1,372	$896	$3,266

For the Three Months Ended June 30, 2008
Insurance – North American	$357	$946	$62	$1,365
Insurance – Overseas General	470	403	566	1,439
Global Reinsurance	132	125	—	257
Life	—	—	367	367

	$959	$1,474	$995	$3,428

For the Six Months Ended June 30, 2009
Insurance – North American	$865	$1,862	$125	$2,852
Insurance – Overseas General	842	672	916	2,430
Global Reinsurance	274	205	—	479
Life	—	—	699	699

	$1,981	$2,739	$1,740	$6,460

For the Six Months Ended June 30, 2008
Insurance – North American	$663	$1,934	$122	$2,719
Insurance – Overseas General	920	775	967	2,662
Global Reinsurance	257	263	—	520
Life	—	—	467	467

	$1,840	$2,972	$1,556	$6,368

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The current and prior period calculations have been amended due to the impact of the adoption of FSP EITF 03-6-1. The previously reported amounts for basic earnings per share for the three and six months ended June 30, 2008, were $2.23 and $3.35, respectively. The previously reported amounts for diluted earnings per share for the three and six months ended June 30, 2008, were $2.20 and $3.31, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$535	$746	$1,102	$1,123
Dividends on Preferred Shares	—	(13)	—	(24)

Net income available to holders of Common Shares	$535	$733	$1,102	$1,099

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	336,898,236	333,236,903	336,159,387	331,986,638
Denominator for diluted earnings per share:
Share-based compensation plans	610,060	2,243,842	342,529	2,172,679

Adjusted weighted average shares outstanding and assumed conversions	337,508,296	335,480,745	336,501,916	334,159,317

Basic earnings per share	$1.58	$2.20	$3.28	$3.31

Diluted earnings per share	$1.58	$2.18	$3.27	$3.29

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended June 30, 2009 and 2008, the potential anti-dilutive share conversions were 1,382,107 and 480,106, respectively. The potential anti-dilutive share conversions for the six months ended June 30, 2009 and 2008, were 1,596,259 and 415,418, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2009, and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$60	$22,440	$20,581	$—	$43,081
Cash	(78)	308	424	—	654
Insurance and reinsurance balances receivable	—	3,346	670	—	4,016
Reinsurance recoverable on losses and loss expenses	—	16,787	(3,357)	—	13,430
Reinsurance recoverable on policy benefits	—	715	(367)	—	348
Value of business acquired	—	793	—	—	793
Goodwill and other intangible assets	—	3,200	556	—	3,756
Investments in subsidiaries	15,949	—	—	(15,949)	—
Due from (to) subsidiaries and affiliates, net	760	(385)	385	(760)	—
Other assets	14	7,715	1,848	—	9,577

Total assets	$16,705	$54,919	$20,740	$(16,709)	$75,655

Liabilities
Unpaid losses and loss expenses	$—	$29,356	$7,912	$—	$37,268
Unearned premiums	—	5,444	1,281	—	6,725
Future policy benefits	—	2,354	630	—	2,984
Short-term debt	—	216	—	—	216
Long-term debt	—	3,322	—	—	3,322
Trust preferred securities	—	309	—	—	309
Other liabilities	144	6,741	1,385	—	8,270

Total liabilities	144	47,742	11,208	—	59,094

Total shareholders’ equity	16,561	7,177	9,532	(16,709)	16,561

Total liabilities and shareholders’ equity	$16,705	$54,919	$20,740	$(16,709)	$75,655

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$143	$20,323	$19,249	$—	$39,715
Cash	(52)	442	477	—	867
Insurance and reinsurance balances receivable	—	2,944	509	—	3,453
Reinsurance recoverable on losses and loss expenses	—	16,880	(2,963)	—	13,917
Reinsurance recoverable on policy benefits	—	625	(366)	—	259
Value of business acquired	—	823	—	—	823
Goodwill and other intangible assets	—	3,199	548	—	3,747
Investments in subsidiaries	13,697	—	—	(13,697)	—
Due from (to) subsidiaries and affiliates, net	784	(389)	389	(784)	—
Other assets	12	7,398	1,866	—	9,276

Total assets	$14,584	$52,245	$19,709	$(14,481)	$72,057

Liabilities
Unpaid losses and loss expenses	$—	$29,127	$8,049	$—	$37,176
Unearned premiums	—	4,804	1,146	—	5,950
Future policy benefits	—	2,249	655	—	2,904
Short-term debt	—	471	—	—	471
Long-term debt	—	2,806	—	—	2,806
Trust preferred securities	—	309	—	—	309
Other liabilities	138	5,932	1,925	—	7,995

Total liabilities	138	45,698	11,775	—	57,611

Total shareholders’ equity	14,446	6,547	7,934	(14,481)	14,446

Total liabilities and shareholders’ equity	$14,584	$52,245	$19,709	$(14,481)	$72,057

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,764	$1,651	$—	$3,415
Net premiums earned	—	1,726	1,540	—	3,266
Net investment income	—	246	260	—	506
Equity in earnings of subsidiaries	587	—	—	(587)	—
Net realized gains (losses) including OTTI	(50)	(37)	(138)	—	(225)
Losses and loss expenses	—	1,073	748	—	1,821
Policy benefits	—	20	58	—	78
Policy acquisition costs and administrative expenses	16	530	438	(7)	977
Interest expense	(10)	64	(8)	10	56
Other (income) expense	—	(2)	(19)	—	(21)
Income tax expense (benefit)	(4)	70	35	—	101

Net income	$535	$180	$410	$(590)	$535

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,616	$1,982	$—	$3,598
Net premiums earned	—	1,782	1,646	—	3,428
Net investment income	(2)	287	247	—	532
Equity in earnings of subsidiaries	763	—	—	(763)	—
Net realized gains (losses) including OTTI	(7)	(96)	(23)	—	(126)
Losses and loss expenses	—	1,062	833	—	1,895
Policy benefits	—	43	46	—	89
Policy acquisition costs and administrative expenses	24	519	491	(4)	1,030
Interest expense	(14)	67	(2)	11	62
Other (income) expense	(2)	(8)	(115)	—	(125)
Income tax expense	—	115	22	—	137

Net income	$746	$175	$595	$(770)	$746

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$3,845	$2,994	$—	$6,839
Net premiums earned	—	3,590	2,870	—	6,460
Net investment income	—	492	516	—	1,008
Equity in earnings of subsidiaries	1,156	—	—	(1,156)	—
Net realized gains (losses) including OTTI	(53)	(116)	(177)	—	(346)
Losses and loss expenses	—	2,241	1,396	—	3,637
Policy benefits	—	42	135	—	177
Policy acquisition costs and administrative expenses	26	1,029	838	(15)	1,878
Interest expense	(21)	128	(17)	19	109
Other (income) expense	—	5	(12)	—	(7)
Income tax expense (benefit)	(4)	172	58	—	226

Net income	$1,102	$349	$811	$(1,160)	$1,102

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$3,559	$3,193	$—	$6,752
Net premiums earned	—	3,491	2,877	—	6,368
Net investment income	(4)	522	503	—	1,021
Equity in earnings of subsidiaries	1,138	—	—	(1,138)	—
Net realized gains (losses) including OTTI	18	(190)	(307)	—	(479)
Losses and loss expenses	—	2,078	1,396	—	3,474
Policy benefits	—	55	97	—	152
Policy acquisition costs and administrative expenses	50	1,045	786	(8)	1,873
Interest expense	(18)	112	1	13	108
Other (income) expense	(4)	(14)	(92)	—	(110)
Income tax expense	1	220	69	—	290

Net income	$1,123	$327	$816	$(1,143)	$1,123

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$68	$730	$524	$1,322

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(10,445)	(12,739)	(23,184)
Purchases of fixed maturities held to maturity	—	(184)	—	(184)
Purchases of equity securities	—	(180)	(129)	(309)
Sales of fixed maturities available for sale	69	8,381	10,781	19,231
Sales of fixed maturities held to maturity	—	—	1	1
Sales of equity securities	—	495	579	1,074
Maturities and redemptions of fixed maturities available for sale	—	757	870	1,627
Maturities and redemptions of fixed maturities held to maturity	—	163	57	220
Net proceeds from the settlement of investment derivatives	—	—	5	5
Other	2	(94)	(4)	(96)

Net cash flows from (used for) investing activities	71	(1,107)	(579)	(1,615)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(179)	—	—	(179)
Proceeds from exercise of options for Common Shares	3	—	—	3
Proceeds from Common Shares issued under ESPP	11	—	—	11
Net proceeds from (repayment of) short-term debt	—	(250)	—	(250)
Net proceeds from (repayment of) long-term debt	—	500	—	500
Advances (to) from affiliates	—	1	(1)	—

Net cash flows (used for) from financing activities	(165)	251	(1)	85

Effect of foreign currency rate changes on cash and cash equivalents	—	(8)	3	(5)

Net increase (decrease) in cash	(26)	(134)	(53)	(213)
Cash – beginning of period	(52)	442	477	867

Cash – end of period	$(78)	$308	$424	$654

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$1,145	$1,012	$(75)	$2,082

Cash flows used for investing activities
Purchases of fixed maturities available for sale	—	(7,957)	(15,382)	(23,339)
Purchases of fixed maturities held to maturity	—	(203)	(13)	(216)
Purchases of equity securities	—	(251)	(337)	(588)
Sales of fixed maturities available for sale	—	6,848	14,478	21,326
Sales of equity securities	—	439	285	724
Maturities and redemptions of fixed maturities available for sale	—	848	780	1,628
Maturities and redemptions of fixed maturities held to maturity	—	190	72	262
Net proceeds from (payments made on) the settlement of investment derivatives	11	—	(33)	(22)
Advances from (to) affiliates	(385)	—	385	—
Acquisition of subsidiary (net of cash acquired of $19)	—	(2,557)	—	(2,557)
Other	(1)	(152)	(269)	(422)

Net cash flows used for investing activities	(375)	(2,795)	(34)	(3,204)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(178)	—	—	(178)
Dividends paid on Preferred Shares	(24)	—	—	(24)
Net proceeds from (repayment of) short-term debt	(51)	—	721	670
Net proceeds from issuance of long-term debt	—	1,195	—	1,195
Redemption of Preferred Shares	(575)	—	—	(575)
Proceeds from exercise of options for Common Shares	80	—	—	80
Proceeds from Common Shares issued under ESPP	10	—	—	10
Advances from (to) affiliates	—	589	(589)	—

Net cash flows (used for) from financing activities	(738)	1,784	132	1,178

Effect of foreign currency rate changes on cash and cash equivalents	—	9	7	16

Net increase (decrease) in cash	32	10	30	72
Cash – beginning of period	—	310	200	510

Cash – end of period	$32	$320	$230	$582

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2009. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and in our quarterly report on Form 10-Q for the quarter ended March 31, 2009. In addition, readers should review “Risk Factors” set forth in Item 1A. of Part I of our 2008 Form 10-K, as well as in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, and in Item 1A, of Part II of this report.

Other Information

We routinely post important information for investors on our website (www.acelimited.com) under the Investor Relations section. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

Forward-Looking Statements

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

•	general economic and business conditions resulting from recent declines in the stock markets and tightening of credit and the depth and duration of the current recession;

•	losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, or terrorism which could be affected by:

•	the number of insureds and ceding companies affected;

•	the amount and timing of losses actually incurred and reported by insureds;

•	the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverable actually received;

•	the cost of building materials and labor to reconstruct properties following a catastrophic event; and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•	infection rates and severity of pandemics and their effects on our business operations and claims activity;

•	actions that rating agencies may take from time to time, such as financial strength or credit ratings downgrades or placing these ratings on credit watch negative or the equivalent;

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

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain significant operations in Bermuda. ACE Limited, which is now domiciled in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) comprise a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health, and life insurance to individuals in select countries. Our reinsurance operations include both P&C and life companies. At June 30, 2009, ACE had total assets of $75.7 billion and shareholders’ equity of $16.6 billion.

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

Redomestication to Zurich, Switzerland

In July 2008, our shareholders approved proposals submitted by our Board of Directors to transfer our domicile from the Cayman Islands to Zurich, Switzerland, our new jurisdiction of incorporation (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss law. In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. All Common Shares are registered shares with a current par value of CHF 32.51 each.

Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting currency for preparing our Consolidated Financial Statements. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which is not subject to Swiss withholding tax. Refer to “Liquidity and Capital Resources” below for more information, including changes to the process by which we make distributions in the form of par value reductions.

The Combined Insurance Acquisition

On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation for $2.56 billion. Combined Insurance is an underwriter and distributor of specialty individual accident and supplemental health insurance products targeted to middle-income consumers and small businesses in North America, Europe, Asia Pacific, and Latin America. ACE recorded the Combined Insurance acquisition using the purchase method of accounting. Our consolidated operating results include the results of Combined Insurance from April 1, 2008.

Investment in Assured Guaranty Ltd.

On July 1, 2009, Assured Guaranty Ltd (AGO), a Bermuda-based holding company which provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets, acquired Financial Security Assurance Holdings Ltd. from Dexia Holdings Inc., a subsidiary of Dexia S.A. According to AGO’s public filings, the purchase price included approximately $546 million in cash and approximately 22.3 million AGO common shares. Also, according to AGO’s public filings, AGO financed the cash portion of the purchase price partly through a June 2009 issuance of 38.5 million common shares before the exercise of any overallotment option (June 2009 issuance). Prior to the June 2009 issuance, ACE included its investment in AGO in Investments in partially-owned insurance companies using the equity method of accounting. Effective with the June 2009 issuance, in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB 18), ACE was deemed to no longer exert significant influence over AGO and accounts for the investment in AGO as an available-for-sale equity security in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 requires that ACE carry the AGO investment at fair value with any unrealized gains and losses reflected in other comprehensive income. EITF 08-6, Equity Method Investment Accounting Considerations requires ACE to account for AGO’s June 2009 issuance, and resulting dilutive effect, as if we had sold a proportionate share of the investment. In accordance with EITF 08-6, we recognized a $67 million pre-tax loss in Net realized gains (losses) upon AGO’s June 2009 issuance. As of June 30, 2009, the fair value of our investment in AGO was $237 million and $131 million of unrealized loss on this investment is reflected in other comprehensive income in accordance with FAS 115.

Market Conditions

Overall, pricing across our businesses improved modestly in the quarter ended June 30, 2009, compared with the first quarter of 2009, although premium growth was adversely impacted by a strong U.S. dollar as well as the recession and the general pricing environment. Consistent with the first quarter of 2009, we continued to experience more favorable pricing on reinsurance-related risks compared to insurance-related risks and also more favorable pricing on business sourced through the retail market compared with the wholesale market. Our reinsurance business continued to report growth in the second quarter of 2009, due to better rates, particularly on short-tail exposures, better terms on treaties, given our relative financial strength compared to competitors, and as a result of companies purchasing additional reinsurance for capital relief. With respect to our insurance business, the market continues to improve, although not in all classes. This is a general statement with many exceptions, but the overall trend that started several quarters ago slowly continues. Our renewal retentions declined due to our commitment to maintain underwriting discipline, and recession-related reductions in exposure – consumer, business, and employer-related products – impacting both P&C and A&H. In those areas of our business – generally casualty related – where more than price matters, we are experiencing relatively good growth, particularly in the U.S. Where purchasing decisions are simply based on price, our premium volume is flat or down.

Recession is impacting our revenue with the second quarter of 2009 reporting lower production than the first quarter. Client exposures are down as many buyers may have less ability to pay and are seeking more affordable alternatives such as higher deductibles and less limit. Some clients are willing to place their business with lower-rated, cheaper capacity in a quest to save premium dollars. Exposure reductions impact growth, which is especially evident in workers’ compensation, marine, general liability, environmental, and A&H. With respect to A&H, we are experiencing a slow-down in growth as consumers adjust to less available credit, overall decreased travel, and employers reducing employee benefits including accident insurance. Overall, our A&H business was impacted by both lower new business writings, as well as renewal persistency, which was down modestly. We believe that the impact of recession on our A&H business is transitory and over time as economic growth begins to resume, we expect our business to benefit.

Refer also to “Overview” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Form 10-K.

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

At June 30, 2009, our Level 3 assets represented approximately four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented approximately 14 percent of our liabilities that are measured at fair value and approximately one percent of our total liabilities at June 30, 2009. During the quarter ended June 30, 2009, we transferred $17 million out of our Level 3 total assets at fair value. The following is a description of the valuation measurements used for our financial instruments (Levels 1, 2, and 3) carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

•

Fixed maturities with active markets are classified within Level 1 as fair values are based on quoted market prices. For fixed maturities that trade in less active markets, including most corporate and municipal securities in ACE’s portfolio, fair values are based on the output of “pricing matrix models”, the significant inputs into which include, but are not limited to, yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. These fixed maturities are classified within Level 2. Our pricing methodologies incorporate back-testing of valuation techniques as a standard part of our process. Fixed maturities for which pricing is unobservable are classified within Level 3.

•

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For non-public equity securities, fair values are based on market valuations and are classified within Level 2. As previously discussed, during the quarter ended June 30, 2009, ACE’s investment in AGO was reclassified from Investments in partially-owned insurance companies to equity securities. The fair value of our investment in AGO is based on a quoted market price and continues to be classified within Level 1.

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

•

The underlying assets included in Securities lending collateral are fixed maturities which are classified in the valuation hierarchy on the same basis as our other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to our obligation to return the collateral plus interest.

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

•	Fair values for investments in partially-owned insurance companies based on the financial statements provided by those companies used for equity accounting are classified within Level 3.

•

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, we obtain quoted market prices to determine fair value. As such, these instruments are included within Level 1. Forward contracts that are not exchange-traded are priced using a pricing matrix model principally employing observable inputs and, as such, are classified within Level 2. Our position in interest rate and swaps is typically classified within Level 3.

•

For guaranteed minimum income benefits (GMIB) reinsurance, we estimate fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely information, such as market conditions and demographics of in-force annuities. Based on the quarterly reserve review, no changes were made to actuarial or behavioral assumptions during the quarter ended June 30, 2009. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small, at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on our net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3. Refer to “Guaranteed minimum income benefits derivatives” below and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMIB and GMDB guarantees” under Item 3.

•

Where practical, fair values for short-term debt, long-term debt, and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rates, which reflects ACE’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued. As such, these instruments are classified within Level 2.

•

We maintain positions in other derivative instruments including exchange-traded futures contracts and option contracts designed to limit long-term exposure to a severe equity market decline or decrease in interest rates, which would cause an increase in expected claims and, therefore, reserves for guaranteed minimum death benefits (GMDB) and GMIB reinsurance business. The fair value of the majority of our remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2.

Note 9 to our Consolidated Financial Statements presents a break-down of our financial instruments carried or disclosed at fair value by valuation hierarchy as well as a roll-forward of Level 3 financial instruments for the three and six months ended June 30, 2009 and 2008.

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

Key factors affecting the lapse rate assumption include investment performance and policy duration. We generally assume that lapse rates increase with policy duration with a significant increase in rates after the end of the surrender charge period. As investment performance of underlying fund investments declines, and guarantees become more valuable, lapse rates are anticipated to decrease thereby increasing the expected value of claims on minimum guarantees and thus, benefit reserves and the incremental fair value liability.

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

During the three and six months ended June 30, 2009, we recorded $284 million and $283 million of realized gains, respectively for GMIB reinsurance. This excludes realized losses of $181 million and $156 million, respectively on derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The realized gains for the three and six months ended June 30, 2009, of $284 million and $283 million, respectively were due to a rising equity market, increased interest rate levels, and decreased interest rate volatilities. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GMIB reinsurance and the realized losses on the derivatives for the quarters ended June 30, 2009 and 2008.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $157 million and $280 million at June 30, 2009, and December 31, 2008, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008 or the first half of 2009, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living account values
2009 and prior	1%
2010	<1%
2011	<1%
2012	7%
2013	26%
2014	20%
2015	6%
2016	6%
2017	17%
2018 and after	17%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$26	$32	$51	$64
Less paid claims	43	9	88	16

Net	$(17)	$23	$(37)	$48

Living Benefits (Includes GMIB and GMAB)
Premium	$39	$37	$79	$70
Less paid claims	1	—	2	—

Net	$38	$37	$77	$70

Total VA Guaranteed Benefits
Premium	$65	$69	$130	$134
Less paid claims	44	9	90	16

Net	$21	$60	$40	$118

The amounts represent accrued past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

For premiums and claims from variable annuity contracts reinsuring GMDBs, using our current mortality assumptions we expect approximately $166 million of claims and $93 million of premium on death benefits over the next 12 months.

Living Benefits (Includes GMIB and GMAB)

Premiums and claims from variable annuity contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as Living Benefits. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders begin to become eligible in 2013. Using our current assumptions, we expect approximately $3 million of claims and $150 million of premium on living benefits over the next 12 months.

Capital

As of June 30, 2009, the capital required to support the variable annuity guaranty business was approximately $440 million. All else being equal, any additional capital required as a result of a falling equity market would be approximately offset by the increase in the fair value of currently held hedge assets.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, equal to their ceded statutory reserves. ACE Tempest Life Re maintains sufficient qualified assets to meet its funding requirements regardless of the level of the Standard and Poor’s (S&P) 500 index. The timing and amount of the calculation of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

Claim limits

Approximately 60 percent of the GMDB guaranteed value has an annual claim limit expressed as two percent of the total account value reinsured. The remainder of the GMDB guaranteed value is covered under treaties with limits calculated on other bases – either annual, aggregate, or at an individual policy level. The majority of this remainder has an annual limit calculated as a percentage of the total guaranteed value reinsured, with the percentage varying by contract from 0.22 percent to 1.8 percent.

Consolidated Operating Results – Three and Six Months Ended June 30, 2009 and 2008

Our consolidated operating results include the results of Combined Insurance from April 1, 2008.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Net premiums written	$3,415	$3,598	$6,839	$6,752	(5)%	1%
Net premiums earned	3,266	3,428	6,460	6,368	(5)%	1%
Net investment income	506	532	1,008	1,021	(5)%	(1)%
Net realized gains (losses)	(225)	(126)	(346)	(479)	79%	(28)%

Total revenues	$3,547	$3,834	$7,122	$6,910	(7)%	3%

Losses and loss expenses	1,821	1,895	3,637	3,474	(4)%	5%
Policy benefits	78	89	177	152	(12)%	16%
Policy acquisition costs	523	569	1,004	1,037	(8)%	(3)%
Administrative expenses	454	461	874	836	(2)%	5%
Interest expense	56	62	109	108	(10)%	1%
Other (income) expense	(21)	(125)	(7)	(110)	(83)%	(94)%

Total expenses	$2,911	$2,951	$5,794	$5,497	(1)%	5%

Income before income tax	636	883	1,328	1,413	(28)%	(6)%
Income tax expense	101	137	226	290	(26)%	(22)%

Net income	$535	$746	$1,102	$1,123	(28)%	(2)%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased in the quarter ended June 30, 2009, compared with the prior year quarter. This decrease was primarily due to declines in production at our U.S.-based wholesale division and unfavorable foreign exchange impact in our international operations, partially offset by growth in our reinsurance business and increased assumed loss portfolio business. For the quarter ended June 30, 2009, the increase in assumed loss portfolio business added two percentage points to our net premiums earned. For the six months ended June 30, 2009, the first quarter 2009 declines were more than offset by the inclusion of Combined Insurance for the full period (the prior year period included the results of Combined Insurance from April 1, 2008) as well as the annual first quarter crop settlement and growth in assumed loss portfolio business. The inclusion of Combined Insurance added four percentage points to our net premiums written for the six months ended June 30, 2009, and the crop settlement added two percentage points. With respect to our crop insurance during the first quarter of each calendar year, our managing general agent (MGA) reports to us the final results from the previous crop year. Typically, this results in an adjustment to the previously estimated net premiums earned, losses and loss expenses, and profit share commission which impacts our policy acquisition costs.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Property and all other	$998	$959	$1,981	$1,840	4%	8%
Casualty	1,372	1,474	2,739	2,972	(7)%	(8)%

Subtotal	$2,370	$2,433	$4,720	$4,812	(3)%	(2)%
Personal accident (A&H)	766	875	1,486	1,336	(12)%	11%
Life	130	120	254	220	8%	15%

Net premiums earned	$3,266	$3,428	$6,460	$6,368	(5)%	1%

	Three Months Ended June 30		Six Months Ended June 30
	2009 % of total	2008 % of total	2009 % of total	2008 % of total
Property and all other	31%	28%	31%	29%
Casualty	42%	43%	42%	46%

Subtotal	73%	71%	73%	75%
Personal accident (A&H)	23%	25%	23%	21%
Life	4%	4%	4%	4%

Net premiums earned	100%	100%	100%	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. The decrease in net premiums earned for the quarter ended June 30, 2009, compared with the prior year quarter, was primarily related to unfavorable foreign exchange impact in our international retail operations, partially offset by an increase in assumed loss portfolio business. For the six months ended June 30, 2009, net premiums earned increased, compared with the prior year period, primarily due to the inclusion of Combined Insurance’s results for the full period, as well as the impact of the 2008 crop-year settlement and the growth in assumed loss portfolio business. Excluding Combined Insurance and the 2008 crop-year settlement, net premiums earned decreased six percentage points in the six months ended June 30, 2009.

Net investment income decreased in the three and six months ended June 30, 2009, compared with the prior year periods. Net investment income was adversely impacted because we increased cash and short-term investments relative to debt and equity securities during the fourth quarter of 2008 and first quarter of 2009 and due to unfavorable foreign exchange rate movements during the six months ended June 30, 2009. Refer to “Net Investment Income” and “Investments”.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, excluding Life, for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Loss and loss expense ratio	58.2%	58.5%	58.9%	57.1%
Policy acquisition cost ratio	16.1%	16.5%	15.7%	16.3%
Administrative expense ratio	13.4%	12.8%	13.0%	12.8%

Combined ratio	87.7%	87.8%	87.6%	86.2%

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, all excluding the impact of the 2008 and 2007 crop-year settlements for the periods indicated.

	Six Months Ended June 30
	2009	2008
Loss and loss expense ratio	58.4%	58.8%
Policy acquisition cost ratio	15.9%	15.6%
Administrative expense ratio	13.4%	12.8%

Combined ratio	87.7%	87.2%

The following table shows the impact of catastrophe losses, prior period development, and other significant events on our consolidated loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	58.2%	58.5%	58.9%	57.1%
Catastrophe losses	(1.0)%	(1.9)%	(1.2)%	(1.5)%
Prior period development excluding crop/hail results	5.4%	3.4%	3.8%	3.1%
Prior period development crop/hail related	—%	—%	0.1%	1.7%

Loss and loss expense ratio, adjusted	62.6%	60.0%	61.6%	60.4%

We recorded $31 million and $69 million in net catastrophe losses in the three and six months ended June 30, 2009, respectively, compared with $58 million and $89 million in the prior year periods, respectively. The catastrophe losses for the three and six months ended June 30, 2009, were primarily related to several weather-related events across the southern and mid-western region of the United States and a European windstorm. For the three and six months ended June 30, 2008, our catastrophe losses were primarily related to floods in the U.S. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $158 million and $226 million of net favorable prior period development in the three and six months ended June 30, 2009, respectively. This compares with net favorable prior period development of $104 million and $285 million in the three and six months ended June 30, 2008, respectively. The favorable prior period development was the net result of several underlying favorable and adverse movements. Refer to “Prior Period Development” for more information. The remaining increase in our loss and loss expense ratio, adjusted, for the quarter ended June 30, 2009, relates primarily to the increase in assumed loss portfolio business which added approximately 1.3 percentage points to our loss and loss expense ratio.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to the impact of the final settlement of 2008 crop-year results. Excluding this impact, the growth of our A&H business has increased our policy acquisition cost ratio. A&H business typically requires higher commission rates than traditional P&C business. Our administrative expenses declined in the quarter ended June 30, 2009, compared to the prior year quarter, primarily due to improvements in our international retail division. Our administrative expenses increased in the six months ended June 30, 2009, compared with the prior year period, primarily due to the inclusion of administrative expenses related to Combined Insurance for the full period.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate was 16 percent and 17 percent in the three and six months ended June 30, 2009, compared with 15 percent and 20 percent in the prior year periods. For the prior year quarter, our effective tax rate was adversely impacted by large realized losses on investments and derivatives and also due to a higher proportion of our income before income tax being generated in higher tax-paying jurisdictions.

Prior Period Development

The favorable prior period development of $158 million and $104 million during the quarters ended June 30, 2009 and 2008, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the table below, significant prior period movements within each reporting segment by claim-tail attribute are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability, while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the periods indicated.

Three months ended June 30:	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2009
Insurance – North American	$(56)	$(18)	$(74)	0.5%
Insurance – Overseas General	(3)	(23)	(26)	0.4%
Global Reinsurance	(44)	(14)	(58)	2.4%
Life	—	—	—	0.2%

Total	$(103)	$(55)	$(158)	0.7%

2008
Insurance – North American	$7	$(30)	$(23)	0.2%
Insurance – Overseas General	(39)	(15)	(54)	0.8%
Global Reinsurance	(3)	(24)	(27)	1.0%

Total	$(35)	$(69)	$(104)	0.4%

*	Calculated based on the segment beginning of period net unpaid loss and loss expense reserves.

Six months ended June 30:	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2009
Insurance – North American	$(37)	$(47)	$(84)	0.5%
Insurance – Overseas General	(3)	(47)	(50)	0.8%
Global Reinsurance	(53)	(39)	(92)	3.6%
Life	—	1	1	0.3%

Total	$(93)	$(132)	$(225)	0.9%

2008
Insurance – North American	$13	$(159)	$(146)	1.0%
Insurance – Overseas General	(42)	(56)	(98)	1.5%
Global Reinsurance	(4)	(37)	(41)	1.5%

Total	$(33)	$(252)	$(285)	1.2%

*	Calculated based on the segment beginning of period net unpaid loss and loss expense reserves.

Insurance – North American

Insurance – North American experienced net favorable prior period development of $74 million in the quarter ended June 30, 2009, compared with net favorable prior period development of $23 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $56 million on long-tail business including:

•

Favorable development of $52 million in our national accounts loss sensitive accounts unit impacting the 2005-2007 accident years. This development represents the reduction in premium based loss reserves that resulted from a $96 million reduction in our estimate of retrospectively rated premiums for the 2004-2007 policy years due to a refinement in our estimation process. The change in estimate of retrospectively rated premiums was triggered by a ground-up, policy level review conducted by ACE during the quarter ended June 30, 2009. The policy level review relies on more disaggregated policy data than our prior estimation process.

•

Adverse development of $12 million primarily in our national accounts workers’ compensation portfolios which is net of adverse development of $53 million affecting the 2005 and prior accident years and favorable development of $41 million affecting the 2008 accident year. The favorable development in the 2008 accident year is a function of our annual review of multi-claimant events, including industrial accidents. Consistent with prior years, we review these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses given that the majority of the business is excess of a high deductible or self-insured retention. Our assessment in the quarter ended June 30, 2009, of the 2008 events has led to a decrease in our estimate of the required provision for these claims. The adverse development in the 2005 and prior accident years was attributable to three primary causes. First, approximately half of the $53 million in adverse development was due to a change in our loss development factors. Annually, we review paid and incurred loss development factors by state to update our pricing model assumptions. The 2009 review completed in the quarter ended June 30, 2009, indicated an increase in our benchmark factors for our excess workers’ compensation exposures. Second, we completed a review of our accruals for unregistered audit premium in the quarter which indicated a $90 million understatement of accrued premiums for the 2004 and subsequent policy years. When these higher premiums were reflected in our reserve study, ultimate losses for the 2005 and prior accident years increased by $8 million. Third, higher than expected large loss development on a few large claim movements resulted in an increase in our estimates of ultimate losses of $12 million.

•

In addition to the national accounts development, there was favorable development of $8 million in our wholesale professional lines portfolios impacting the 2005 and prior accident years. Actual paid and incurred loss activity was lower than expected since the prior review for these accident years.

•	Net favorable development of $18 million on short-tail business including:

•

Favorable development of $15 million on property business comprised of the settlement of a claim for the 1997 accident year and, separately, favorable loss development and emergence on the 2008 accident year.

•

Favorable development of $7 million in our general aviation business affecting the 2005 and prior accident years, reflecting lower than expected actual loss development in general aviation liability since the last reserve analysis.

•	Adverse development of $6 million in inland marine driven by unexpected loss emergence across a number of accident years.

The net prior period development for the quarter ended June 30, 2008, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net adverse development of $7 million on long-tail business including:

•

Adverse development of $15 million in our national accounts workers’ compensation portfolios comprised of two items of significance. First, favorable development of $47 million arising on accident year 2007, due to the absence of multi-claimant events such as industrial accidents. The majority of our exposure for these perils fall under our national accounts high deductible and excess product lines. We evaluate this exposure on an annual basis, after the accident year has closed, allowing for the late reporting or identification of significant losses and for an initial assessment of the accident year. Our review in 2008 of potential 2007 events, coupled with our initial assessment of the accident year led to a decrease in our estimate of the required provision for these claims. Second, adverse development of $62 million relating to 2003 and prior accident years. This development was the direct result of reported loss activity greater than expected in our prior review.

During 2008, a targeted open case reserve review was conducted by our claims staff. This review identified a relatively small number of large case reserve revisions primarily due to increased medical costs and lengthened life expectancies which contributed to our change in estimates.

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

•

Adverse development of $9 million on a run-off portfolio of assumed reinsurance impacting the 1998-2000 accident years. The change was largely attributable to bordereaux received during the quarter ended June 30, 2008, on a single cedant that was in liquidation.

•

Favorable development of $17 million on a run-off portfolio of fronted programs impacting the 2001 and prior accident years. During the quarter ended June 30, 2008, an account reconciliation was completed on the programs from the date of inception. It was determined that a combination of duplicate loss processing and unregistered reinsurance recoveries on paid losses led to an overstatement of the required reserves for this product line in prior quarters.

•

Adverse development of $29 million on a portfolio of primary casualty business written by our wholesale unit impacting the 2002-2004 accident years. This adverse activity was a function of higher than expected loss and allocated expenses on business that has a heavy concentration of exposure to commercial contractors. In the few quarters prior to the quarter ended June 30, 2008, both paid and incurred development patterns for the tail period beyond 60 months developed worse than industry benchmark factors which formed the basis for our projections in prior analyses.

•

Favorable development of $19 million on excess casualty and umbrella business in our wholesale unit primarily impacting accident years 2002-2004. This favorable activity was a function of a shift in weighting from expected loss based reserving methods to direct projections of ultimate losses as this long tailed exposure began to mature for these accident periods.

•

Adverse development of $10 million on a professional lines claim in accident year 2001 as a result of a review in the quarter ended June 30, 2008, that identified significant erosion below our attachment.

•	Net favorable development of $30 million on short-tail business including:

•	Favorable development of $11 million on crop/hail business relating to the recording of the April 2008 bordereau largely impacting the 2007 accident year.

•

Favorable settlements of $15 million on property claims mainly in accident years 2005-2007 as a result of favorable claims experience. A review of all open claims was performed during the quarter ended June 30, 2008, which concluded that actual experience to date had been more favorable than the assumptions used to establish the reserves for the open claims.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $26 million in the quarter ended June 30, 2009, compared with net favorable prior period development of $54 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $3 million on long-tail business based on reserve studies completed during the quarter ended June 30, 2009, none of which were significant.

•	Net favorable development of $23 million on short-tail business including:

•

Favorable development of $20 million in A&H lines following lower than expected loss development in most geographic areas. This development was spread across accident years 2003-2008 and mostly in the direct marketing book.

•

Favorable development of $9 million in the property and energy lines of business, predominantly from the European region. Specific case reserve reductions on previously reported claims and lower than anticipated development on other claims led to a release of prior year reserves, mainly in accident years 2006 and prior.

•

Adverse development of $5 million in the marine line. There were case specific increases in the quarter ended June 30, 2009, on several large claims that necessitated increases in accident years 2007 and 2008.

The net prior period development for the quarter ended June 30, 2008, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net favorable development of $39 million on long-tail business including:

•

Favorable development of $38 million primarily in our primary and miscellaneous casualty books mainly in accident years 2005 and prior. Continued lower than expected reported incurred loss activity for these accident years has driven the majority of the improvement in projected ultimate losses.

•	Net favorable development of $15 million on short-tail business including:

•

Net favorable prior period development of $21 million comprised of $27 million favorable development on short-tail property, fire, tech, and marine lines primarily in accident years 2005-2007 in Europe, offset by $6 million adverse development on property claims mainly in years 2006 and 2007. This net favorable development was driven by lower frequency and severity of late reported claims than anticipated in the previous reserve review. The length of the payment and reporting patterns for the short-tail property, fire, and marine lines is such that a credible adjustment to the prior accident year can be made six months after the end of the prior year based on actual claim emergence.

•

Adverse prior period development of $17 million in aviation, primarily in accident years 2004-2007, impacting the products liability and airport liability portfolios. This adverse prior period development was largely driven by upwards revisions to case reserving assumptions on several claims following notifications received during the quarter ended June 30, 2008.

•

Favorable prior period development of $18 million in A&H, primarily in accident years 2005-2007, in Europe. This favorable prior period development was driven by better than expected loss experience relative to prior reserving assumptions. The favorable experience arose in direct marketing and group A&H businesses across several countries with no particular underlying trend identifiable.

•	Adverse prior period development of $6 million in marine, primarily following an adverse court ruling during the quarter ended June 30, 2008, on a claim arising on a policy written in 2001.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $58 million in the quarter ended June 30, 2009, compared with $27 million of net favorable prior period development in the prior year quarter. The net prior period development for the quarter ended June 30, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $44 million on long-tail business including:

•	Favorable development of $24 million in the casualty and automobile lines of business principally in treaty years 2005 and prior and favorable development of $20 million in the D&O line of business primarily in treaty years 2002-2005. These developments were the result of reserve studies on these lines of business completed during the quarter ended June 30, 2009. Following a comparison of our existing patterns with emerging loss experience, we subsequently adjusted our patterns to reflect more of our own data which resulted in the lengthening of patterns for certain D&O and casualty classes while we shortened the patterns for auto. Further, this increased reliance on our own experience was also reflected in a greater weighting towards experience-based methods. Since experience has tended to be relatively favorable compared with assumptions, the changes resulted in the favorable development referenced above.

•	Net favorable development of $14 million on short-tail business including:

•

Favorable development of $5 million as a result of a court ruling during the quarter ended June 30, 2009, for one large claim in treaty year 2005 primarily in the property line of business. The remaining favorable development of $9 million was across several lines and treaty years, as a result of a variety of causes.

The net prior period development for the quarter ended June 30, 2008, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net favorable development of $3 million on long-tail business across many lines and years. The larger movements include:

•	Adverse development of $4 million for U.S. professional liability/D&O resulting from an increase in reserves due to sub-prime losses.

•

Favorable development of $4 million for workers’ compensation catastrophe business mainly in accident years 2003-2005. For workers’ compensation catastrophe business, a review of the remaining open claims was performed by the actuarial department in conjunction with the claims department. The conclusions of that review recommended the release of reserves.

•	Net favorable development of $24 million on short-tail business including:

•

Favorable prior period development of $12 million for trade credit business in accident years 2004 and prior. The release was the result of an exposure study that was concluded in second quarter of 2008 and continued favorable loss emergence.

•

Favorable prior period development of $4 million for property business in accident years 2003-2007. The reserve release reflects continued favorable development in the quarter ended June 30, 2008, on the underlying book of reserves and the short-tail nature of the line.

•

Net favorable development of $8 million, primarily driven by $3 million favorable development from aviation exposures across accident years 2004-2007. The release was driven by lower than expected frequency of claims relative to the reserving assumptions.

Life

Life incurred favorable net prior period development of less than $0.5 million in the quarter ended June 30, 2009, compared with no prior period development in the prior year quarter. The net prior period development for the quarter ended June 30, 2009, was all in the short-tail line of A&H primarily in the 2005 and 2007 accident years.

Segment Operating Results – Three and Six Months Ended June 30, 2009 and 2008

The discussions that follow include tables that show our segment operating results for the three and six months ended June 30, 2009 and 2008.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. As discussed previously, we completed the acquisition of all of the outstanding shares of Combined Insurance and certain of its subsidiaries on April 1, 2008. As such, our segment operating results include the results of the acquired Combined Insurance business from April 1, 2008. Results from Combined Insurance’s North American operations are included in ACE’s Life segment as the products are similar to those in our existing life operations. The results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment as the products have similar economic characteristics to the existing products in this segment and are distributed outside of the North American insurance markets. For more information on each of our segments refer to “Segment Information” in our 2008 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail division ACE USA (including ACE Canada), ACE Westchester which is our wholesale division in the U.S., ACE Bermuda, ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine Holdings).

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Net premiums written	$1,454	$1,511	$2,846	$2,871	(4)%	(1)%
Net premiums earned	1,415	1,365	2,852	2,719	4%	5%
Losses and loss expenses	997	962	2,001	1,831	4%	9%
Policy acquisition costs	129	129	252	290	—%	(13)%
Administrative expenses	147	131	287	266	12%	8%

Underwriting income	$142	$143	$312	$332	(1)%	(6)%

Net investment income	275	282	538	551	(2)%	(2)%
Net realized gains (losses)	(97)	(105)	(217)	(166)	(8)%	31%
Other (income) expense	1	3	5	3	(67)%	67%
Income tax expense	76	106	172	229	(28)%	(25)%

Net income	$243	$211	$456	$485	15%	(6)%

Loss and loss expense ratio	70.5%	70.5%	70.2%	67.3%
Policy acquisition cost ratio	9.1%	9.5%	8.8%	10.7%
Administrative expense ratio	10.4%	9.5%	10.1%	9.8%

Combined ratio	90.0%	89.5%	89.1%	87.8%

Net premiums written for the Insurance – North American segment decreased in the three and six months ended June 30, 2009, compared with the prior year periods. Our wholesale and national accounts businesses continue to decline due to economic conditions resulting in insureds’ purchasing less coverage. Our retail operations have experienced growth in specialty casualty and professional lines, reflecting a favorable rate environment in these lines, as well as new product offerings and expanded opportunities to participate in desirable lower layers of certain casualty programs. For the quarter ended June 30, 2009, the decrease in net premiums written was primarily a result of production declines in our wholesale division, which experienced lower production in professional lines, casualty, property, and inland marine. Our retail division experienced stable net premiums written in the quarter ended June 30, 2009, reporting growth in specialty casualty and professional lines, as well as an increase in assumed loss portfolio business. These increases in our retail operations were partially offset by lower workers’ compensation business within national accounts, as well as, declines in the property divisions and unfavorable foreign exchange impact from our Canadian operations. For the six months ended June 30, 2009, the decrease was primarily due to the decline in wholesale professional lines, casualty, and property lines as well as lower retail property production and unfavorable foreign exchange impact from our Canadian operations. In addition, the first quarter of 2008, included a one-time portfolio assumption of $76 million in net premiums written as part of our acquisition of our personal lines business. The declines in the first half of 2009, were partially offset by the annual first quarter crop settlement and growth in assumed loss portfolio business, as well as the second quarter 2009 increases in specialty casualty and professional lines. With respect to the annual first quarter crop settlement, during the first quarter of each calendar year, we receive the results from the previous crop year which typically results in adjustments to previously estimated premiums, losses and loss expenses, and profit share commission (which impacts policy acquisition costs). For the six months ended June 30, 2009, the 2008 crop-year settlement increased net premiums written by approximately five percentage points.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Property and all other	$448	$357	$865	$663	25%	30%
Casualty	902	946	1,862	1,934	(5)%	(4)%
Personal accident (A&H)	65	62	125	122	5%	2%

Net premiums earned	$1,415	$1,365	$2,852	$2,719	4%	5%

	Three Months Ended June 30		Six Months Ended June 30
	2009 % of total	2008 % of total	2009 % of total	2008 % of total
Property and all other	32%	26%	30%	24%
Casualty	63%	69%	65%	71%
Personal accident (A&H)	5%	5%	5%	5%

Net premiums earned	100%	100%	100%	100%

Insurance – North American’s increase in net premiums earned for the quarter ended June 30, 2009, compared with the prior year quarter, was primarily due to earnings in our retail operations on assumed loss portfolio business, as well as, strong production in specialty casualty and professional lines. Additionally, the quarter ended June 30, 2008, was negatively impacted by premium adjustments reflecting better than expected loss experience for several loss sensitive programs. For the quarter ended June 30, 2009, our wholesale operation reported a decline in net premiums earned as a result of lower production in its casualty, professional, and property lines over the past few quarters. Lower retail national account and small workers’ compensation business, as well as, an unfavorable foreign exchange impact in our Canadian operation also partially offset growth in net premiums earned. The increase for the six months ended June 30, 2009, compared with the prior year period, primarily follows the trends in the second quarter of 2009, in addition to the 2008 crop-year settlement which added five percentage points to net premiums earned.

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	70.5%	70.5%	70.2%	67.3%
Catastrophe losses	(1.4)%	(1.6)%	(0.8)%	(1.3)%
Prior period development excluding crop/hail results	5.2%	1.7%	2.7%	1.5%
Prior period development crop/hail related	—%	—%	0.2%	3.9%

Loss and loss expense ratio, adjusted	74.3%	70.6%	72.3%	71.4%

The following table shows our loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, all excluding the impact of the 2008 and 2007 crop-year settlement for the periods indicated.

	Six Months Ended June 30
	2009	2008

Loss and loss expense ratio	69.8%	71.2%
Policy acquisition cost ratio	8.9%	9.0%
Administrative expense ratio	10.6%	9.8%

Combined ratio	89.3%	90.0%

Insurance – North American’s net catastrophe losses were $20 million and $24 million in the three and six months ended June 30, 2009, compared with $22 million and $37 million in the prior year periods. The catastrophe losses for the three and six months ended June 30, 2009, were primarily related to several weather-related events across the southern and mid-western regions of the United States. Insurance – North American experienced net favorable prior period development of $74 million and $84 million in the three and six months ended June 30, 2009. This compares with net favorable prior period development of $23 million and $146 million in the prior year periods. Refer to “Prior Period Development” for more information. The increase in our loss and loss expense ratio, adjusted, for the quarter ended June 30, 2009, relates primarily to the increase in assumed loss portfolio business which added approximately two percentage points to Insurance – North American’s loss and loss expense ratio.

Insurance – North American’s policy acquisition cost ratio decreased in the quarter ended June 30, 2009, compared with the prior year quarter, primarily due to the impact of the assumed loss portfolio business which generates lower acquisition costs compared to other types of business. For the six months ended June 30, 2009, the decrease in the policy acquisition cost ratio, compared with the prior year period, was primarily due to the impact of the assumed loss portfolio business, as well as, the final settlement of 2008 crop year results. Insurance – North American’s administrative expense ratio increased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to higher administrative expenses in our retail division, partially offset by the favorable impact of the assumed loss portfolio business which generates lower administrative expenses relative to other types of business. For the six months ended June 30, 2009, the increase in administrative expenses was also partially offset by the favorable impact of the first quarter crop settlement which increased net premiums earned without generating additional administrative expenses. Excluding the favorable impact of the crop settlement and assumed loss portfolio transfers, the administrative expense ratio increased for the three and six months ended June 30, 2009, compared with the prior year periods. These increases primarily reflected an increase in spending to support new business growth and new product expansion in certain businesses, as well as, stable administrative expenses associated with mature businesses that are currently experiencing declining premiums due to market conditions.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous retail insurance operations; the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488; and the international A&H and life business of Combined Insurance. This segment has four regions of operations: ACE European Group, which is comprised of ACE Europe and ACE Global Markets branded business, ACE Asia Pacific, ACE Far East, and ACE Latin America. Combined Insurance distributes specialty individual accident and supplemental health insurance products targeted to middle income consumers in Europe, Asia Pacific, and Latin America. The following results include Combined Insurance from April 1, 2008.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Net premiums written	$1,265	$1,443	$2,592	$2,788	(12)%	(7)%
Net premiums earned	1,246	1,439	2,430	2,662	(13)%	(9)%
Losses and loss expenses	635	715	1,248	1,308	(11)%	(5)%
Policy benefits	1	5	3	5	(80)%	(40)%
Policy acquisition costs	293	323	553	568	(9)%	(3)%
Administrative expenses	190	208	365	381	(9)%	(4)%

Underwriting income	$127	$188	$261	$400	(32)%	(35)%

Net investment income	114	134	234	251	(15)%	(7)%
Net realized gains (losses)	(87)	(58)	(80)	(141)	50%	(43)%
Other (income) expense	5	(17)	9	(20)	(129)%	(145)%
Income tax expense	29	38	75	85	(24)%	(12)%

Net income	$120	$243	$331	$445	(51)%	(26)%

Loss and loss expense ratio	51.0%	50.0%	51.5%	49.3%
Policy acquisition cost ratio	23.6%	22.4%	22.8%	21.3%
Administrative expense ratio	15.2%	14.5%	15.0%	14.3%

Combined ratio	89.8%	86.9%	89.3%	84.9%

Insurance – Overseas General’s net premiums written decreased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to the continued strengthening of the U.S. dollar relative to major currencies. Refer to the table below for the impact of foreign exchange on net premiums written and earned. On a constant dollar basis, our international retail operations experienced P&C growth, mainly in professional lines and casualty, in Europe and Latin America and reported increased A&H business in Latin America and Asia Pacific. In addition to the unfavorable foreign exchange impact, our London market unit, reported lower constant dollar production within most product lines, with political risk and A&H showing modest growth.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Line of Business
Property and all other	$422	$470	$842	$920	(10)%	(8)%
Casualty	357	403	672	775	(11)%	(13)%
Personal accident (A&H)	467	566	916	967	(17)%	(5)%

Net premiums earned	$1,246	$1,439	$2,430	$2,662	(13)%	(9)%

Region
Europe	$564	$677	$1,095	$1,190	(17)%	(8)%
Asia Pacific	187	216	363	394	(13)%	(8)%
Far East	105	105	219	205	—%	7%
Latin America	186	201	354	394	(7)%	(10)%

	1,042	1,199	2,031	2,183	(13)%	(7)%
ACE Global Markets	204	240	399	479	(15)%	(17)%

Net premiums earned	$1,246	$1,439	$2,430	$2,662	(13)%	(9)%

	Three Months Ended June 30		Six Months Ended June 30
	2009 % of total	2008 % of total	2009 % of total	2008 % of total

Line of Business
Property and all other	34%	33%	34%	35%
Casualty	29%	28%	28%	29%
Personal accident (A&H)	37%	39%	38%	36%

Net premiums earned	100%	100%	100%	100%

Region
Europe	45%	47%	45%	45%
Asia Pacific	15%	15%	15%	14%
Far East	8%	7%	9%	8%
Latin America	15%	14%	15%	15%

	83%	83%	84%	82%
ACE Global Markets	17%	17%	16%	18%

Net premiums earned	100%	100%	100%	100%

Insurance – Overseas General’s net premiums earned decreased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to an unfavorable foreign exchange impact. On a constant dollar basis, net premiums earned increased primarily due to growth in P&C production in our international retail operations.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

Three Months Ended June 30, 2009
Net premiums written:
Growth in original currency	1.3%
Foreign exchange effect	(13.6)%

Growth as reported in U.S. dollars	(12.3)%

Net premiums earned:
Growth in original currency	0.7%
Foreign exchange effect	(14.2)%

Growth as reported in U.S. dollars	(13.5)%

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	51.0%	50.0%	51.5%	49.3%
Catastrophe losses	(0.8)%	(1.8)%	(1.0)%	(1.5)%
Prior period development	2.1%	3.7%	2.0%	3.7%

Loss and loss expense ratio, adjusted	52.3%	52.0%	52.5%	51.5%

Net catastrophe losses were $10 million and $25 million for the three and six months ended June 30, 2009, respectively. This compares with net catastrophe losses of $25 million and $40 million in the prior year periods. Insurance – Overseas General experienced net favorable prior period development of $26 million and $50 million in the three and six months ended June 30, 2009, respectively, compared with favorable prior period developments of $54 million and $98 million, respectively in the prior year periods. Refer to “Prior Period Development” for more information. Our loss and loss expense ratio will tend to decrease on a comparative basis as the proportion of A&H business to P&C business grows. A&H business typically generates a much lower loss and loss expense ratio (and a higher policy acquisition cost ratio) than traditional P&C business. After considering this impact, the adjusted loss ratio for the three and six months ended June 30, 2009, increased due to slightly higher A&H loss experience.

Insurance – Overseas General’s policy acquisition cost ratio increased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to higher commission rates on A&H business, which typically attracts higher commission rates than traditional P&C business. Additionally, for the six months ended June 30, 2009, A&H business, which generates higher acquisition costs than other business, represented a higher proportion of net premiums earned. Insurance – Overseas General’s administrative expense ratio increased in the three and six months ended June 30, 2009, primarily due to the decrease in net premiums earned.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Net premiums written	$329	$270	$688	$614	22%	12%
Net premiums earned	241	257	479	520	(6)%	(8)%
Losses and loss expenses	56	108	143	225	(48)%	(36)%
Policy acquisition costs	46	54	97	108	(15)%	(10)%
Administrative expenses	14	14	26	29	—%	(10)%

Underwriting income	$125	$81	$213	$158	54%	35%

Net investment income	73	79	145	152	(8)%	(5)%
Net realized gains (losses)	(47)	(20)	(36)	(65)	135%	(45)%
Other (income) expense	1	1	1	1	—%	—%
Income tax expense	13	11	29	15	18%	93%

Net income	$137	$128	$292	$229	7%	28%

Loss and loss expense ratio	23.4%	42.1%	29.8%	43.3%
Policy acquisition cost ratio	19.0%	21.0%	20.2%	20.8%
Administrative expense ratio	5.8%	5.5%	5.5%	5.6%

Combined ratio	48.2%	68.6%	55.5%	69.7%

Global Reinsurance reported increased net premiums written in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to production growth in property lines across all its regions of operations.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Line of Business
Property and all other	$61	$64	$137	$122	(5)%	12%
Casualty	113	125	205	263	(10)%	(22)%
Property catastrophe	67	68	137	135	(1)%	1%

Net premiums earned	$241	$257	$479	$520	(6)%	(8)%

	Three Months Ended June 30		Six Months Ended June 30
	2009 % of total	2008 % of total	2009 % of total	2008 % of total
Line of Business
Property and all other	25%	25%	29%	23%
Casualty	47%	49%	43%	51%
Property catastrophe	28%	26%	28%	26%

Net premiums earned	100%	100%	100%	100%

Global Reinsurance’s net premiums earned decreased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to lower casualty reinsurance production than in prior periods as well as an unfavorable foreign exchange impact.

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	23.4%	42.1%	29.8%	43.3%
Catastrophe losses	(0.5)%	(4.2)%	(4.1)%	(2.3)%
Prior period development	24.0%	10.3%	19.2%	7.9%

Loss and loss expense ratio, adjusted	46.9%	48.2%	44.9%	48.9%

Global Reinsurance recorded net catastrophe losses of $1 million and $20 million in the three and six months ended June 30, 2009, respectively. This compares with net catastrophe losses of $11 million and $12 million in the three and six months ended June 30, 2008, respectively. Global Reinsurance experienced net favorable prior period development of $58 million and $92 million in the three and six months ended June 30, 2009, respectively. This compares to net favorable prior period development of $27 million and $41 million, respectively. Refer to “Prior Period Development” for more information. The remaining decrease in the loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of property and property catastrophe business, which typically incur lower loss ratios than casualty business.

Global Reinsurance’s policy acquisition cost ratio decreased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to non-renewal of high acquisition cost business and favorable commission adjustments which reduced acquisition costs booked. Administrative expenses were stable during the quarter ended June 30, 2009, as additional expense accruals recorded during the quarter were offset by lower staffing costs as a result of reduced headcount. The administrative expense ratio increased in the quarter ended June 30, 2009, primarily due to the decrease in net premiums earned. For the six months ended June 30, 2009, administrative expenses declined due to the reduced headcount.

Life

The Life segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE Life, and the North American A&H and life business of Combined Insurance. ACE Life Re comprises two operations. The first provides reinsurance to primary life insurers for variable annuity guarantees and the other is a traditional life reinsurance company. ACE Life Re is currently focused on expanding its traditional life reinsurance business and is not currently quoting on new opportunities in the variable annuity reinsurance marketplace. ACE Life develops direct insurance opportunities in emerging markets, including Egypt, Indonesia (commenced operations in April 2009), Taiwan, Thailand, Vietnam, and the United Arab Emirates, as well as in China through a partially-owned company that is not consolidated into the results below. Combined Insurance distributes specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S. and Canada. The following results include Combined Insurance, which contributed 70 percent of the current quarter’s net premiums earned. Combined Insurance was acquired on April 1, 2008, and consequently, did not contribute to our operating results in the first quarter of 2008. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Net premiums written	$367	$374	$713	$479	(2)%	49%
Net premiums earned	364	367	699	467	(1)%	50%
Loss and loss expenses	133	110	245	110	21%	123%
Policy benefits	77	84	174	147	(8)%	18%
Policy acquisition costs	55	63	102	71	(13)%	44%
Administrative expenses	64	69	122	82	(7)%	49%
Net investment income	43	40	89	55	8%	62%

Life underwriting income	78	81	145	112	(4)%	29%
Net realized gains (losses)	108	64	117	(122)	NM	NM
Other (income) expense	(1)	4	1	4	NM	(75)%
Income tax expense	14	12	20	10	17%	100%

Net income (loss)	$173	$129	$241	$(24)	34%	NM

NM – not meaningful

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30		% change
	2009	2008	2009	2008	Q2-09 vs. Q2-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Life reinsurance	$42	$47	$68	$85	(11)%	(20)%
Life insurance	(1)	(7)	1	(14)	(86)%	NM
A&H	37	41	76	41	(10)%	85%

Life underwriting income	$78	$81	$145	$112	(4)%	29%

For the six months ended June 30, 2009, the increase in life underwriting income for Life insurance and A&H was primarily due to the inclusion of Combined Insurance business in life insurance and A&H for the full period (the prior year period included Combined Insurance from April 1, 2008). With respect to life insurance, ACE Life continues to incur start-up costs in several countries, although its underwriting losses are lower in 2009 relative to 2008.

Life reinsurance underwriting income decreased in the three and six months ended June 30, 2009, compared with the prior year periods, primarily due to additional GMDB claims paid and payable and an increase in insurance liabilities for expected future claim payments as a result of lower equity market levels. Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GMIB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. Net realized gains increased in the three and six months ended

June 30, 2009, compared with the prior year periods, principally due to a decline in the fair value of GMIB reinsurance liabilities related to an increase in long-term interest rates during 2009.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Equity in net loss (income) of partially-owned insurance companies	$(29)	$(130)	$(31)	$(114)
Noncontrolling interest expense	1	1	2	4
Federal excise tax	3	6	6	7
Other	4	(2)	16	(7)

Other (income) expense	$(21)	$(125)	$(7)	$(110)

Other (income) expense primarily comprises our equity in net income of AGO prior to the June 2009 issuance and Huatai Insurance Company of China, Limited, which is included in equity in net income of partially-owned insurance companies. As discussed previously, prior to AGO’s June 2009 issuance, we included our investment in AGO in Investments in partially-owned insurance companies and reflected our portion of its net income (loss) under equity in net income of partially-owned insurance companies. Effective with the June 2009 issuance, we now account for the investment as an available-for-sale equity security. Refer to “Overview – Investment in Assured Guaranty Ltd.”

Other (income) expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Fixed maturities	$479	$502	$959	$971
Short-term investments	10	30	23	57
Equity securities	13	29	29	49
Other	12	(3)	29	(9)

Gross investment income	514	558	1,040	1,068
Investment expenses	(8)	(26)	(32)	(47)

Net investment income	$506	$532	$1,008	$1,021

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, changes in overall asset allocation, and the impact of foreign exchange. Net investment income decreased five percent and one percent in the three and six months ended June 30, 2009, compared with the prior year periods. The average market yield on fixed maturities was 5.6 percent at June 30, 2009 and 2008. This yield is the weighted average yield to maturity of our fixed income portfolio based on the market prices of our holdings as of those dates. This effectively equates to the new money rate if we were to continue investing our portfolio in a similar distribution. Our average yield on invested assets was 4.7 percent and 4.9 percent for the quarters ended June 30, 2009 and 2008, respectively, which represents our net investment income divided by average cost of fixed maturities and other investments, and average market value of equity securities. Net investment income was adversely impacted because we increased cash and short-

term investments relative to debt and equity securities during the fourth quarter of 2008 and first quarter of 2009 and due to unfavorable foreign exchange rate movements during the six months ended June 30, 2009.

During the quarter ended June 30, 2009, we deployed accumulated cash primarily into high-grade fixed-income securities. We also liquidated the majority of our publicly traded equity holdings and invested the proceeds in corporate bonds. While we cannot be certain, we believe this tactical shift should lead to an improvement in both book yield and investment income over time.

Net Realized and Unrealized Gains (Losses)

We take a long-term view with our investment strategy and our investment managers manage our investment portfolio to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost. Refer to “Investments”, below, for information on fixed maturities we transferred from available for sale to held to maturity during the quarter ended June 30, 2009.

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an other-than-temporary impairment (OTTI) charge in net income (as discussed below). Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

We adopted the provisions of FSP FAS 115-2 and FAS 124-2 (FSP FAS 115-2) as of April 1, 2009. Under the provisions of FSP FAS 115-2, when an OTTI related to a fixed maturity security has occurred, we are required to record the OTTI in net income if we have the intent to sell the security or it is more likely than not that we will be required to sell the security. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we must evaluate the security to determine the portion of impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income, while the portion of OTTI related to all other factors is included in other comprehensive income.

Prior to the adoption of FSP FAS 115-2,for fixed maturities, ACE was required to record OTTI in net income unless we had the intent and ability to hold the impaired security to the expected recovery period. FSP FAS 115-2 does not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adoption resulted in a reduction to Accumulated other comprehensive income and an increase to Retained earnings of $267 million as of April 1, 2009. These adjustments reflect the net of tax amount ($349 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that have not suffered a credit loss, we do not intend to sell, and it is more likely than not that we will not be required to sell before the recovery of their amortized cost. Retained earnings and Deferred tax assets as of April 1, 2009, were also reduced by $46 million as a result of an increase in our valuation allowance against deferred tax assets, which is a direct effect of the adoption of FSP FAS 115-2. Specifically, as a result of the reassessment of credit losses required by the adoption of FSP FAS 115-2, we determined that certain previously impaired fixed maturity securities had suffered credit losses in excess of previously estimated amounts, which may give rise to additional future capital losses for tax purposes. Given the amount of available capital gains against which such additional capital losses could be offset, we expect that a portion of capital loss carry forwards will expire unused. Accordingly, we determined that an additional valuation allowance was necessary given that it is more likely than not that a portion of deferred tax assets related to previously impaired fixed income securities would not be realized.

Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, if we have the intent to sell the security or it is more likely than not that we will be required to sell the security, an OTTI is considered to have occurred. In cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we evaluate the security to determine if a credit loss has occurred based on a combination of qualitative and quantitative factors including a discounted cash flow model, where necessary. If a credit loss is indicated, an OTTI is considered to have occurred. Prior to the adoption of FSP FAS 115-2 when evaluating fixed maturities for OTTI, we principally considered our ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and our assessment (using available market information such as credit ratings) of our ability to make future scheduled principal and interest payments on a timely basis. The factors that we now consider when determining if a credit loss exists related to a fixed maturity security are discussed in Note 3 b) to the Consolidated Financial Statements. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

We review all non-fixed maturity investments for OTTI based on the following:

•	the amount of time a security has been in a loss position and the magnitude of the loss position;

•	the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions and other issuer-specific developments;

•	our ability and intent to hold the security to the expected recovery period; and

•	equity securities in an unrealized loss position for twelve consecutive months are generally impaired.

The following tables present our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$(71)	$1,348	$1,277	$(198)	$(469)	$(667)
Equity securities	(81)	49	(32)	13	(75)	(62)
Other	(116)	101	(15)	15	(11)	4

Subtotal	(268)	1,498	1,230	(170)	(555)	(725)

Derivatives:
Equity and fixed income derivatives	(21)	—	(21)	(16)	—	(16)
Fair value adjustment on insurance derivatives	284	—	284	75	—	75
S&P put option and futures	(181)	—	(181)	(10)	—	(10)
Fair value adjustment on other derivatives	(39)	—	(39)	(5)	—	(5)

Subtotal derivatives	43	—	43	44	—	44

Total gains (losses)	$(225)	$1,498	$1,273	$(126)	$(555)	$(681)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$(119)	$1,134	$1,015	$(303)	$(653)	$(956)
Equity securities	(181)	21	(160)	(41)	(231)	(272)
Other	(141)	62	(79)	(5)	(16)	(21)

Subtotal	(441)	1,217	776	(349)	(900)	(1,249)

Derivatives:
Equity and fixed income derivatives	34	—	34	(25)	—	(25)
Fair value adjustment on insurance derivatives	283	—	283	(130)	—	(130)
S&P put option and futures	(156)	—	(156)	12	—	12
Fair value adjustment on other derivatives	(66)	—	(66)	13	—	13

Subtotal derivatives	95	—	95	(130)	—	(130)

Total gains (losses)	$(346)	$1,217	$871	$(479)	$(900)	$(1,379)

Our net realized losses in the three and six months ended June 30, 2009, included write-downs of $114 million and $306 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $210 million and $399 million for the three and six months ended June 30, 2008, respectively.

The following table provides a breakdown of our net realized gains (losses) on fixed maturities for the period indicated. Other net realized gains (losses) includes gains and losses from security sales and non-credit related OTTI.

	Three Months Ended June 30, 2009
	Credit Impairment	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Investment grade corporate	$—	$(7)	$(7)
High yield corporate	(34)	(51)	(85)
Mortgage-backed securities/Asset-backed securities	(26)	10	(16)
Convertible bonds	—	37	37

Fixed maturities	$(60)	$(11)	$(71)

Our fixed income portfolio has approximately $30 million in exposure to CIT Group Inc. (CIT), a bank holding company engaged in providing commercial financing and leasing products. We do not expect potential losses from our exposure to CIT to have a material impact on our operating results or financial condition.

As of June 30, 2009, our investment portfolios held by U.S. legal entities included approximately $891 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $312 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized. In addition, management decreased the valuation allowance by $12 million during the quarter ended June 30, 2009, as a result of improvement in the unrealized gains and losses in the overall U.S. portfolio.

We engage in a securities lending program, which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. Certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in an unrealized loss of $57 million. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of AA (with over one half invested in AAA securities), as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.8 years at June 30, 2009, and 3.6 years at December 31, 2008. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.5 billion at June 30, 2009. During the quarter ended June 30, 2009, we deployed accumulated cash primarily into high-grade fixed-income securities. We also liquidated the majority of our publicly traded equity holdings and invested the proceeds in corporate bonds. This allocation to corporate bonds is diversified and targeted to the upper-tier of the high-yield sector, with an average rating of BB+. While we cannot be certain, we believe this tactical shift should lead to an improvement in both book yield and investment income over time.

For the six months ended June 30, 2009, we experienced net unrealized gains of $1.2 billion, primarily due to tightening of credit spreads during the quarter ended June 30, 2009, though most of the fixed maturities in an unrealized loss position at that date were investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

As part of our fixed income diversification strategy, we have decided to hold to maturity certain commercial mortgage-backed securities that have shorter term durations. Because we have the intent to hold such securities to maturity, a transfer of such securities with a fair value of $704 million was made during the quarter ended June 30, 2009, from Fixed maturities available for sale to Fixed maturities held to maturity. The $4 million unrealized depreciation at the date of the transfer continues to be reported as a component of Accumulated other comprehensive income and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

Our Other investments principally comprise direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $55 million at June 30, 2009, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection.

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

The following table shows the fair value and cost/amortized cost of our invested assets at June 30, 2009, and December 31, 2008.

	June 30, 2009		December 31, 2008
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$35,697	$36,810	$31,155	$33,109
Fixed maturities held to maturity	3,535	3,517	2,865	2,860
Short-term investments	2,081	2,081	3,350	3,350

	41,313	42,408	37,370	39,319
Equity securities	423	546	988	1,132
Other investments	1,363	1,320	1,362	1,368

Total investments	$43,099	$44,274	$39,720	$41,819

The fair value of our total investments increased $3.4 billion during the six months ended June 30, 2009. The increase was primarily due to unrealized appreciation and the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2009, and December 31, 2008. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2009		December 31, 2008
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,652	4%	$1,018	3%
Agency	2,420	6%	2,027	5%
Corporate	11,522	28%	8,744	23%
Mortgage-backed securities	11,100	27%	10,986	29%
Asset-backed securities	534	1%	709	2%
Municipal	2,225	5%	2,124	6%
Non-U.S.	9,779	24%	8,412	23%
Short-term investments	2,081	5%	3,350	9%

Total	$41,313	100%	$37,370	100%

AAA	$22,611	55%	$22,960	61%
AA	3,870	9%	3,374	9%
A	6,328	15%	5,497	15%
BBB	4,383	11%	3,388	9%
BB	2,334	6%	1,119	3%
B	1,601	4%	934	3%
Other	186	—%	98	—%

Total	$41,313	100%	$37,370	100%

The table below summarizes our largest exposures to corporate bonds by market value and S&P credit rating as at June 30, 2009.

	June 30, 2009
	Market Value	Rating
	(in millions of U.S. dollars)
General Electric Co.	$443	AA+
JP Morgan Chase & Co.	363	A+
Bank of America Corp.	348	A
Wells Fargo & Co.	309	AA-
AT&T Inc.	256	A
Citigroup Inc.	214	A
Verizon Communication Inc.	211	A
Goldman Sachs Group Inc.	199	A
Morgan Stanley	185	A
HSBC Holdings Plc	175	AA-
Comcast Corp	170	BBB+
ConocoPhillips	126	A
Lloyds TSB Group Plc	123	A
Telecom Italia SpA	119	BBB
Time Warner Cable Inc.	110	BBB
XTO Energy Inc.	106	BBB
Credit Suisse Group	97	A
Barclays PLC	97	A+
Deutsche Telekom AG	92	BBB+
American Express Co.	87	BBB+
Roche Holding AG	86	AA-
Dominion Resources Inc./VA	83	A-
American International Group	82	A-
Telefonica SA	78	A-
Banco Santander SA	77	AA

Total	$4,236

Mortgage-backed and Asset-backed Securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at June 30, 2009, are provided below:

Mortgage-backed and Asset-backed Securities

Market Value at June 30, 2009

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$544	$—	$—	$—	$—	$544
FNMA	4,863	—	—	—	—	4,863
FHLMC	2,002	—	—	—	—	2,002

Total agency RMBS	7,409	—	—	—	—	7,409
Non-agency RMBS	1,066	82	98	65	230	1,541

Total RMBS	8,475	82	98	65	230	8,950
Commercial mortgage-backed	2,138	1	8	3	—	2,150

Total mortgage-backed securities	$10,613	$83	$106	$68	$230	$11,100

Asset-backed securities
Sub-prime	$43	$4	$6	$—	$2	$55
Credit cards	37	5	6	9	—	57
Autos	221	23	18	4	1	267
Other	150	1	2	2	—	155

Total asset-backed securities	$451	$33	$32	$15	$3	$534

Mortgage-backed and Asset-backed Securities

Amortized Cost at June 30, 2009

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$532	$—	$—	$—	$—	$532
FNMA	4,744	—	—	—	—	4,744
FHLMC	1,939	—	—	—	—	1,939

Total agency RMBS	7,215	—	—	—	—	7,215
Non-agency RMBS	1,470	128	161	97	345	2,201

Total RMBS	8,685	128	161	97	345	9,416
Commercial mortgage-backed	2,357	1	9	3	—	2,370

Total mortgage-backed securities	$11,042	$129	$170	$100	$345	$11,786

Asset-backed securities
Sub-prime	$78	$6	$14	$1	$6	$105
Credit cards	37	4	6	10	—	57
Autos	217	23	20	4	3	267
Other	150	1	4	5	—	160

Total asset-backed securities	$482	$34	$44	$20	$9	$589

Restricted assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. At June 30, 2009, restricted assets of $12 billion are included in fixed maturities and short-term investments, with the balance being included in equity securities and cash. The components of the fair value of the restricted assets at June 30, 2009, and December 31, 2008, are as follows:

	June 30 2009	December 31 2008
	(in millions of U.S. dollars)
Deposits with U.S. regulatory authorities	$1,219	$1,165
Deposits with non-U.S. regulatory authorities	2,417	1,863
Other pledged assets	621	805
Trust funds	8,199	7,712

	$12,456	$11,545

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable on losses and loss expenses at June 30, 2009, and December 31, 2008, is as follows:

	June 30 2009	December 31 2008
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,009	$13,386
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(453)	(451)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	12,556	12,935
Reinsurance recoverable on paid losses and loss expenses	997	1,122
Provision for uncollectible reinsurance on paid losses and loss expenses	(123)	(140)

Net reinsurance recoverable	$13,430	$13,917

Reinsurance recoverable on policy benefits	$348	$259

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. Net reinsurance recoverable has declined $487 million from December 31, 2008, primarily related to payments on the 2008 crop-year and Brandywine due to the quarterly National Indemnity Company (NICO) payment. Reinsurance recoverable on policy benefits increased primarily due to a cession within Combined Insurance’s long-term care business.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). The reserves provide for liabilities that exist for the Company as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At June 30, 2009, our gross unpaid loss and loss expense reserves were $37.3 billion and our net unpaid loss and loss expense reserves were $24.7 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2008	$37,176	$12,935	$24,241
Losses and loss expenses incurred	2,454	638	1,816
Losses and loss expenses paid	(2,504)	(762)	(1,742)
Other (including foreign exchange revaluation)	(195)	(57)	(138)

Balance at March 31, 2009	$36,931	$12,754	$24,177
Losses and loss expenses incurred	2,633	812	1,821
Losses and loss expenses paid	(2,868)	(1,154)	(1,714)
Other (including foreign exchange revaluation)	572	144	428

Balance at June 30, 2009	$37,268	$12,556	$24,712

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at June 30, 2009, and December 31, 2008.

	June 30, 2009			December 31, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$16,999	$6,527	$10,472	$16,583	$6,539	$10,044
IBNR reserves	20,269	6,029	14,240	20,593	6,396	14,197

Total	$37,268	$12,556	$24,712	$37,176	$12,935	$24,241

Asbestos and Environmental (A&E) and Other Run-off Liabilities

Due to timing constraints this section is presented on a one quarter lag basis.

Included in our liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of our A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. We have not assumed any such future changes in setting the value of our A&E reserves, which include provisions for both reported and IBNR claims.

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

The table below presents a roll forward of our consolidated A&E loss reserves (excludes Other run-off liabilities), allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables for the quarter ended March 31, 2009.

	Asbestos		Environmental		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
	(in millions of U.S. dollars)
Balance at December 31, 2008	$2,629	$1,365	$310	$297	$2,939	$1,662
Incurred activity	2	1	1	1	3	2
Payment activity	(155)	(122)	(27)	(30)	(182)	(152)
Foreign currency revaluation	(4)	(1)	—	—	(4)	(1)

Balance at March 31, 2009	$2,472	$1,243	$284	$268	$2,756	$1,511

(1)	The net balances at December 31, 2008, were reduced by $21 million ($4 million Asbestos, and $17 million Environmental) to reflect final bad debt reserve adjustments.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at March 31, 2009, of $1.511 billion shown in the above table are comprised of $1.147 billion in reserves held by Brandywine run-off companies, $113 million of reserves held by Westchester Specialty, $138 million of reserves held by ACE Bermuda and $113 million of reserves held by Insurance – Overseas General. The net figures in the above table reflect third-party reinsurance other than reinsurance provided by NICO under three aggregate excess of loss contracts described below (collectively, the NICO contracts). We exclude the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the timing of the payment of the related claims. Our ability to make an estimate of this split is not practicable. We believe, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for the net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from certain operations of Insurance – Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Brandywine run-off - impact of NICO contracts on ACE’s run-off liabilities

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the quarter ended March 31, 2009.

	Brandywine			NICO Coverage(3)	Net of NICO Coverage
	A&E(1)	Other(2)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2008	$1,269	$1,016	$2,285	$1,430	$855
Incurred activity	3	6	9	—	9
Payment activity	(125)	(32)	(157)	(143)	(14)

Balance at March 31, 2009	$1,147	$990	$2,137	$1,287	$850

(1)	The A&E balance was decreased by $21 million at December 31, 2008, to reflect final bad debt reserve adjustments.
(2)

Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business. The Other balance was increased by $4 million at December 31, 2008, to reflect final bad debt reserve adjustments.

(3)	The balance at December 31, 2008, has been increased by $13 million to reflect final activity on the fourth quarter 2008 NICO bordereau.

The incurred activity consisted primarily of unallocated loss adjustment expenses.

Reserve Reviews

During 2008, we conducted an internal, ground-up review of our consolidated A&E liabilities as of December 31, 2007. During the same period, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. As a result of our internal review, we increased our net loss reserves for the Brandywine operations, including A&E by $65 million (net of reinsurance provided by NICO), while the gross loss reserves increased by $143 million. The conclusions of the external review provided estimates of ultimate net Brandywine liabilities that were little changed from a comparable study in 2006. We also decreased our net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million (net of NICO), while the gross loss reserves decreased by $10 million.

Westchester Specialty - impact of NICO contracts on ACE’s run-off liabilities

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the quarter ended March 31, 2009.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
	A&E	Other	Total
	(in millions of U.S. dollars)
Balance at December 31, 2008	$122	$125	$247	$216	$31
Incurred activity	—	—	—	—	—
Payment activity	(9)	(3)	(12)	(11)	(1)

Balance at March 31, 2009	$113	$122	$235	$205	$30

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine restructuring order, the full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the quarter ended March 31, 2009, and in the years ended December 31, 2008 and 2007, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an aggregate excess of loss reinsurance agreement (the Aggregate Excess of Loss Agreement), triggered if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due, after giving effect to the contribution of the balance, if any, of the Dividend Retention Fund.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at March 31, 2009, was $25 million and approximately $115 million in statutory-basis losses have been ceded to the Aggregate Excess of Loss Agreement on an inception-to-date basis. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At March 31, 2009, approximately $411 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $389 million. At December 31, 2008, the remaining limit of coverage under the agreement was $393 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. As of March 31, 2009, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.3 billion. At March 31, 2009, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.9 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of March 31, 2009, approximately $1.3 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of March 31, 2009, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $466 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $1.2 billion; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.2 billion (or seven percent of our total shareholders’ equity at June 30, 2009). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $142 billion. Our modeled single occurrence 1 in 100 return period California earthquake probable maximum loss, net of reinsurance is approximately $862 million; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any single California earthquake event could be in excess of $862 million (or approximately five percent of our total shareholders’ equity at June 30, 2009). We estimate that at such hypothetical loss levels, the industry losses would be approximately $43 billion. ACE’s modeled losses reflect our in-force portfolio and reinsurance program as of April 1, 2009.

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

Liquidity

Global market and economic conditions have been severely disrupted in recent quarters and these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. However, for the reasons discussed below, we believe that our present cash flows from operations, investing activities, and financing activities are sufficient to fund our current working capital and debt obligation needs. Refer to “Liquidity” in our 2008 Form 10-K.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2009. Should the need arise, we generally have access to the capital markets and other available credit facilities. At June 30, 2009, our available credit lines totaled $2.5 billion and usage was $1.5 billion. This compares with total available credit lines of $1.9 billion at December 31, 2008. During the quarter ended June 30, 2009, we entered into a five-year, unsecured letter of credit facility, which permits the issuance of up to $500 million of letters of credit by ACE Limited. These letters of credit will be used for the general corporate purposes of ACE and our subsidiaries and may be issued to support the obligations of any wholly-owned subsidiary of ACE. This new credit facility supplements our existing letter of credit and revolving credit facilities. We believe that this increase to our total available credit capacity will facilitate collateral management through periods of financial market volatility and increased catastrophe severity that might occur in the near term. The covenants in the new credit facility are substantially similar to the covenants in other ACE group credit facilities. Refer to “Credit Facilities” below.

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

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the six months ended June 30, 2009, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows and dividends received.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited did not receive any dividends from ACE Bermuda or ACE Tempest Life Re during the six months ended June 30, 2009. During the six months ended June 30, 2008, ACE Bermuda declared and paid dividends of $280 million, and ACE Tempest Life Re declared and paid dividends of $915 million. A portion of the dividends received in the prior year period were used in connection with our April 1, 2008, acquisition of Combined Insurance. We expect that a majority of our cash inflows in 2009 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2009 and 2008. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2009 and 2008.

•

Our consolidated net cash flows from operating activities were $1.3 billion in the six months ended June 30, 2009, compared with $2.1 billion for the prior year period. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income was $1.1 billion in the six months ended June 30, 2009 and 2008. For the six months ended June 30, 2009, significant adjustments included net realized gains (losses) of $346 million, increases of unearned premiums and insurance/reinsurance balances payable of $1 billion, offset by increases in insurance/reinsurance balances receivable and prepaid reinsurance premiums of $845 million, as well as decreases of reinsurance recoverable on loss and loss expenses of $626 million. Reinsurance recoverable on losses and loss expenses were significantly impacted by the 2008 annual crop settlement during the first quarter of 2009. The six months ended June 30, 2009, included higher than typical net claim payments in connection with catastrophes and other individual large losses, and an increase in tax payments. In addition, during the quarter ended June 30, 2009, operating cash flows were adversely impacted by the return of approximately $160 million in collateral relating to the derivatives we use to hedge our variable annuity business. As the markets improved, the value of these hedges declined requiring us to return collateral we had received from counterparties.

•

Our consolidated net cash flows used for investing activities were $1.6 billion in the six months ended June 30, 2009, compared with $3.2 billion in the prior year period. Net investing activities for the six months ended June 30, 2009, were related primarily to net purchases of fixed maturities. For the six months ended June 30, 2008, net investing activities were related primarily to net purchases and maturities on the fixed maturities portfolio and the acquisition of Combined Insurance of $2.56 billion.

•

Our consolidated net cash flows from financing activities were $85 million in the six months ended June 30, 2009, compared with net cash flows from financing activities of $1.2 billion in the prior year period. Net cash flows from financing activities in the six months ended June 30, 2009, included net proceeds from the issuance, in June 2009, of $500 million in long-term debt, net repayment of reverse repurchase agreements of $250 million, and dividends paid on our Common Shares of $179 million. Net cash flows from financing activities for the six months ended June 30, 2008, included net proceeds from the issuance of $1.9 billion in debt (net of repayment of debt), including $705 million in reverse repurchase agreements, partially offset by $777 million of net cash flows used for financing activities relating to the redemption of our Preferred Shares, and dividends paid on our Common and Preferred Shares.

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

We also, from time to time, utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. Refer to “Capital Resources” below.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2009, and December 31, 2008.

	June 30 2009	December 31 2008
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$216	$471
Long-term debt	3,322	2,806

Total debt	3,538	3,277

Trust preferred securities	309	309

Total shareholders’ equity	16,561	14,446

Total capitalization	$20,408	$18,032

Ratio of debt to total capitalization	17.3%	18.2%
Ratio of debt plus trust preferred securities to total capitalization	18.9%	19.9%

We have executed reverse repurchase agreements with certain counterparties whereby we agreed to sell securities and repurchase them at a date in the future for a predetermined price. At December 31, 2008, short-term debt included $250 million of amounts owed to brokers under reverse repurchase agreements. At June 30, 2009, all amounts owed to brokers had been repaid.

In June 2009, our subsidiary ACE INA Holdings Inc., issued $500 million of 5.9 percent senior notes due June 2019. The notes are guaranteed by ACE Limited. The net proceeds from the issue of the senior notes were used to repay amounts owed to brokers under reverse repurchase agreements as noted above, and will also be used to refinance upcoming debt maturities and for general corporate purposes.

Total shareholders’ equity increased $2.1 billion in the six months ended June 30, 2009. The following table reports the significant movements in our shareholders’ equity for the six months ended June 30, 2009.

June 30, 2009
(in millions of U.S. dollars)
Total shareholders’ equity, December 31, 2008	$14,446
Net income	1,102
Dividend declared on Common Shares	(192)
Change in net unrealized appreciation (depreciation) on investments, net of tax	1,010
Cumulative translation, net of tax	191
Income tax valuation allowance on the adoption of FSP FAS 115-2 and FAS 124-2	(46)
Other movements, net	50

Total shareholders’ equity, June 30, 2009	$16,561

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At June 30, 2009, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

On January 12, 2009, and April 13, 2009, we paid dividends of $0.27 and $0.26 per Common Share (CHF 0.30 in each case) to shareholders of record on December 17, 2008, and March 31, 2009, respectively, through a distribution from the par value of Common Shares (refer to “Effects of the Continuation on Dividends”). On August 10, 2009, we will pay a dividend of $0.31 per Common Share (CHF 0.33), to shareholders of record on July 28, 2009. We have paid dividends each quarter since we became a public company in 1993.

Effects of the Continuation on Dividends

For the foreseeable future, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital rather than through dividends. At the 2008 Annual General Meeting, the Company’s shareholders approved a par value reduction of CHF 0.90, payable in three installments between that meeting and the 2009 Annual General Meeting. Under the resolutions so approved, the U.S. dollar amount of each installment depended upon the currency exchange rate in effect at the time of its payment, which caused the U.S. dollar value of each installment to vary from the date of approval. At the 2009 Annual General Meeting, the Board proposed and shareholders approved the payment of a dividend by the Company in the form of a distribution to shareholders (the Dividend Approval) through a Swiss franc par value reduction pursuant to a formula that will have the effect of making the U.S. dollar value of distributions more consistent.

The Dividend Approval provides for an annual par value reduction of CHF 1.36 (the Base Annual Dividend), equal to $1.24 per share at the time of the Dividend Approval, payable in four installments; provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.31, subject to an aggregate upward adjustment (the Dividend Cap) for the four installments of 50 percent of the Base Annual Dividend (i.e. CHF 0.68). Application of the formula will mean that the Swiss franc amount of each installment will be determined at the approximate time of distribution, while the U.S. dollar value of the installment will remain $0.31 unless and until the Dividend Cap is reached. A par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap, and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount. We will pay the first of the four installments of $0.31 per Common Share on August 10, 2009, and in connection with this dividend, the par value per share was reduced by CHF 0.33, based on the USD/CHF rate published on July 23, 2009.

Refer also to “AGENDA ITEM NO. 7: APPROVAL OF DISTRIBUTION TO SHAREHOLDERS IN THE FORM OF PAR VALUE REDUCTION” of the definitive proxy statement for our 2009 Annual General Meeting of Shareholders, which was filed on April 7, 2009.

Should we determine to pay dividends other than by a reduction in par value, under Swiss law, such dividends (other than by reductions in par value) may be paid out only if the corporation has sufficient distributable profits from previous business years, or if the reserves of the corporation are sufficient to allow distribution of a dividend. The board of directors of a Swiss corporation may propose that a dividend be paid, but cannot itself set the dividend. The Company auditors must confirm that the dividend proposal of the board of directors conforms with Swiss statutory law. Prior to the distribution of dividends, five percent of the annual profits must be allocated to the general reserve until the amount of general reserves has reached twenty percent of the paid-in nominal share capital. Our Swiss Articles of Association can provide for a higher general reserve or for the creation of further reserves setting forth their purpose and use. Once this level has been reached and maintained, the shareholders meeting may approve a distribution of each year’s profit within the framework of applicable legal requirements. Dividends paid from retained earnings are usually due and payable immediately after the shareholders’ resolution relating to the allocation of profits has been passed. Under Swiss law, the statute of limitations in respect of claims for dividend payments is five years. As noted above, for the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of Letters of Credit (LOCs). In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. LOCs may also be used for general corporate purposes and to provide underwriting capacity as funds at Lloyd’s.

The following table shows our main credit facilities by credit line, usage, expiry date, and purpose at June 30, 2009.

	Credit Line(1)	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facility
ACE Limited(2)	$500	$149	Nov. 2012
Unsecured Operational LOC Facility
ACE Limited	1,000	875	Nov. 2012
Unsecured Capital Facility
ACE Limited(3)	494	493	Dec. 2013
Unsecured Operational LOC Facility
ACE Limited	500	—	Sept. 2014

Total	$2,494	$1,517

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.
(2)	May also be used for LOCs.
(3)	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

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

The facilities in the table above require that we maintain certain covenants, all of which have been met at June 30, 2009. These covenants include:

(i)	Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $12 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

(ii)	Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At June 30, 2009, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $12.2 billion and our actual consolidated net worth as calculated under that covenant was $17.5 billion and (b) our ratio of debt to total capitalization was 0.173 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2008 Form 10-K and Amendment No. 1 in our 2008 Form 10-K/A.

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. These reserves are calculated in accordance with SOP 03-1 (SOP reserves) and changes in these reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative according to FAS 133. The Net FVL established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the SOP reserves. Changes in the Net FVL, net of associated changes in the calculated SOP reserve, are reflected as realized gains or losses.

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

As of June 30, 2009, management established the SOP reserve based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management’s best estimate reflected a judgment that the equity markets will be range-bound for the next 18 months and that by year-end 2010 equity market levels will be equal to or slightly higher than their June 30, 2009 levels. Management exercises judgment in determining the extent to which short-term market movements impact the SOP reserve. The SOP reserve is based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management, in keeping with the language in SOP 03-1, regularly examines both quantitative and qualitative analysis and management determined that no change to the benefit ratio was warranted during the second quarter of 2009. The benefit ratio used to establish the SOP reserve at June 30, 2009, has averaged less than  1/ 2 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until June 30, 2009.

SOP 03-1 requires that ACE “regularly evaluate estimates used and adjust the liability balance… if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which the assumptions underlying the benefit ratio calculation used to establish SOP reserves should be adjusted. The benefit ratio will be calculated based on management’s expectation for the short-term and long-term performance of the variable annuity guaranty liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. The differential is measured in terms of the standard deviation of the distribution of benefit ratios (reflecting 1,000 stochastic scenarios) calculated on the aforementioned subsequent dates. As an example, if, on average during a calendar quarter, the benefit ratio used at the most recent valuation date falls within  1/2 a standard deviation of the mean of the distribution of benefit ratios calculated periodically during the quarter, management may elect not to adjust the benefit ratio used to generate the SOP reserve at the quarter-end valuation date.

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

The SOP reserve and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The table below shows the sensitivity, as of June 30, 2009, of the SOP reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio. Although these derivatives do not receive hedge accounting treatment, some portion of the change in value may be used to offset changes in the SOP reserve.

The following table provides more information on our exposure to variable annuity sensitivities to equity markets and interest rates at June 30, 2009.

Worldwide Equity Shock
Interest Rate Shock		+10%		Flat		-10%		-20%		-30%		-40%
(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in SOP reserve (Increase)/decrease in net FVL Increase/(decrease) in hedge value Increase/(decrease) in net income	66 191 (110 147)		14 108 (9 113)		(55 24 92 61)		(146 (59 195 (10	) ) )	(264 (127 299 (92	) ) )	(417 (169 404 (182	) ) )
Flat	(Increase)/decrease in SOP reserve (Increase)/decrease in net FVL Increase/(decrease) in hedge value Increase/(decrease) in net income	53 104 (101 56)		— — — —		(76 (98 102 (72	) ) )	(170 (190 206 (154	) ) )	(295 (260 310 (245	) ) )	(455 (308 416 (347	) ) )
-100 bps	(Increase)/decrease in SOP reserve (Increase)/decrease in net FVL Increase/(decrease) in hedge value Increase/(decrease) in net income	36 (42 (91 (97	) ) )	(20 (158 10 (168	) ) )	(99 (266 113 (252	) ) )	(200 (371 217 (354	) ) )	(332 (453 322 (463	) ) )	(499 (501 428 (572	) ) )

	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
Sensitivities to Other Economic Variables	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in SOP reserve	—	—	—	—	—	—
(Increase)/decrease in net FVL	55	(62)	(19)	21	(13)	11
Increase/(decrease) in hedge value	—	—	—	—	3	(3)
Increase/(decrease) in net income	55	(62)	(19)	21	(10)	8

	Mortality		Lapses		Annuitization
Sensitivities to Actuarial Assumptions	+10%	-10%	+25%	-25%	+25%	-25%
	(in millions of U.S. dollars)
(Increase)/decrease in SOP reserve	(23)	23	19	(23)	(9)	11
(Increase)/decrease in net FVL	10	(9)	106	(122)	(55)	55
Increase/(decrease) in hedge value	—	—	—	—	—	—
Increase/(decrease) in net income	(13)	14	125	(145)	(64)	66

The above table assumes SOP reserves and net FVL using the benefit ratio calculated as of June 30, 2009. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from June 30, 2009, market levels. Because one hedge instrument was sold after June 30, 2009, the increase (decrease) in hedge value for each of the above scenarios relative to June 30, 2009, market conditions would be $3 million higher (lower).

The above sensitivities are not directly additive, because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the SOP reserve and FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the SOP reserve and the FVL as well as the sensitivities to changes in market factors shown above.

From inception (July 2000) to June 30, 2009, the variable annuity guarantee reinsurance portfolio has produced the following cumulative results. Any increase in SOP reserves and fair value liability should be taken in context of these results:

Net premiums earned $1.19 billion

Claims paid $191 million

SOP 03-1 reserves held at June 30, 2009, $332 million

Fair value GMIB liability held at June 30, 2009, $528 million

Life underwriting income $755 million

Net income $184 million

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

During the quarter ended June 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the insurance industry investigations and related matters is set forth in Note 6 e) to our Consolidated Financial Statements.

Item 1A. Risk Factors

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2008 Annual Report on Form 10-K and under “Risk Factors” in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, and should be read in conjunction with those disclosures. The Risk Factor listed in our 2008 Annual Report on Form 10-K under the subheading indicated below is amended and restated to read in its entirety as set forth below.

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be worsening, primarily through increases in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the losses resulting there from. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended June 30, 2009.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan**
April 1 through April 30	3,487	$42.55	—	$250 million
May 1 through May 31	28,078	$44.06	—	$250 million
June 1 through June 30	2,274	$44.28	—	$250 million

Total	33,839

*	For the quarter ended June 30, 2009, this column represents the surrender to the Company of 33,839 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At June 30, 2009, this authorization had not been utilized.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting was held on May 20, 2009.

The following matters were voted on at the Annual General Meeting (note that there were no broker non-votes in connection with any of these matters). Under Swiss Law, abstentions and broker non-votes have the effect of, and are tabulated with, shares voted against the applicable agenda item.

1.	The following directors were elected.

	Term Expiring	Shares Voted For	Shares Voted Against	Shares Abstained
Michael G. Atieh	2012	213,453,300	52,599,038	1,189,359
Mary A. Cirillo	2012	262,143,231	3,916,826	1,181,640
Bruce L. Crockett	2012	214,950,604	51,101,250	1,189,843
Thomas J. Neff	2012	215,001,702	51,055,494	1,184,501

The following table lists directors whose terms of office as directors continued after the Annual General Meeting:

Term Expiring
Robert M. Hernandez	2010
Peter Menikoff	2010
Robert Ripp	2010
Dermot F. Smurfit	2010
Evan G. Greenberg	2011
John A. Krol	2011
Leo F. Mullin	2011
Olivier Steimer	2011

2.	Approval of the Annual Report and Financial Statements for the year ended December 31, 2008

2.1.	Approval of the Annual Report for the year ended December 31, 2008

Shares Voted For	Shares Voted Against	Shares Abstained
266,809,350	116,896	315,451

2.2.	Approval of the Statutory Financial Statements of ACE Limited for the year ended December 31, 2008

Shares Voted For	Shares Voted Against	Shares Abstained
265,670,812	124,421	1,446,464

2.3.	Approval of the Consolidated Financial Statements for the year ended December 31, 2008

Shares Voted For	Shares Voted Against	Shares Abstained
265,671,259	113,679	1,456,759

3.	Allocation of Disposable Profits

Shares Voted For	Shares Voted Against	Shares Abstained
266,916,012	196,409	129,276

4.	Discharge of the Board of Directors

Shares Voted For	Shares Voted Against	Shares Abstained
261,847,040	2,300,550	3,094,107

5.	Amendment of Articles of Association Relating to Special Auditor

Shares Voted For	Shares Voted Against	Shares Abstained
267,004,711	87,062	149,924

6.	Election of Auditors

6.1.	Election of PricewaterhouseCoopers AG (Zurich) as Statutory Auditor until next annual ordinary general meeting

Shares Voted For	Shares Voted Against	Shares Abstained
266,755,145	403,106	83,446

6.2.	Ratification of Appointment of Independent Registered Accounting Firm PricewaterhouseCoopers LLP (United States) for Purposes of United States Securities Law Reporting for Year Ending December 31, 2009

Shares Voted For	Shares Voted Against	Shares Abstained
266,753,815	408,428	79,454

6.3.	Election of BDO Visura (Zurich) as Special Auditing Firm until next annual ordinary general meeting

Shares Voted For	Shares Voted Against	Shares Abstained
267,048,895	71,418	121,384

7.	Approval of Distribution to Shareholders in the Form of a Par Value Reduction

Shares Voted For	Shares Voted Against	Shares Abstained
266,978,566	150,828	112,303

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 7, 2009	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

August 7, 2009	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	May 28, 2009	001-11778

3.2	Articles of Association of the Company, as amended and restated	8-K	3	July 28, 2009	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	May 28, 2009	001-11778

4.2	Articles of Association of the Company, as amended and restated	8-K	4	July 28, 2009	001-11778

10.1	Letter of Credit Agreement for $500,000,000, dated June 16, 2009, among ACE Limited, and Deutsche Bank, New York Branch					X

10.2	Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-term Incentive Plan for Outside Directors					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL: (i) Consolidated Balance Sheet at June 30, 2009 and December 31, 2008;; (ii) Consolidated Statement of Operations and Comprehensive Income for the three months and six months ended June 30, 2009 and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; and (v) Notes to the Interim Consolidated Financial Statements, tagged as blocks of text.					X