Form 10-Q
period 2009-09-30
ACE LTD
filed 2009-11-09
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 32.20 par value) outstanding as of November 3, 2009, was 336,418,317.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30 2009	December 31 2008
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $38,004 and $33,109) (includes hybrid financial instruments of $341 and $239)	$38,559	$31,155
Fixed maturities held to maturity, at amortized cost (fair value – $3,532 and $2,865)	3,439	2,860
Equity securities, at fair value (cost – $492 and $1,132)	546	988
Short-term investments, at fair value (amortized cost – $1,852 and $3,350)	1,853	3,350
Other investments (cost – $1,279 and $1,368)	1,524	1,362

Total investments	45,921	39,715
Cash	742	867
Securities lending collateral	1,522	1,230
Accrued investment income	517	443
Insurance and reinsurance balances receivable	3,626	3,453
Reinsurance recoverable on losses and loss expenses	13,689	13,917
Reinsurance recoverable on policy benefits	345	259
Deferred policy acquisition costs	1,413	1,214
Value of business acquired	786	823
Prepaid reinsurance premiums	1,727	1,539
Goodwill and other intangible assets	3,772	3,747
Deferred tax assets	1,234	1,835
Investments in partially-owned insurance companies (cost – $374 and $737)	478	832
Other assets	2,049	2,183

Total assets	$77,821	$72,057

Liabilities
Unpaid losses and loss expenses	$37,871	$37,176
Unearned premiums	6,369	5,950
Future policy benefits	3,048	2,904
Insurance and reinsurance balances payable	3,083	2,841
Deposit liabilities	318	345
Securities lending payable	1,574	1,296
Payable for securities purchased	465	740
Accounts payable, accrued expenses, and other liabilities	2,374	2,635
Income taxes payable	156	138
Short-term debt	200	471
Long-term debt	3,321	2,806
Trust preferred securities	309	309

Total liabilities	59,088	57,611

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 32.20 and CHF 33.14 par value, 337,770,064 and 335,413,501 shares issued, 336,280,476 and 333,645,471 shares outstanding)	10,606	10,827
Common Shares in treasury (1,489,588 and 1,768,030 shares)	(4)	(3)
Additional paid-in capital	5,481	5,464
Retained earnings	1,865	74
Deferred compensation obligation	2	3
Accumulated other comprehensive income (loss)	785	(1,916)
Common Shares issued to employee trust	(2)	(3)

Total shareholders’ equity	18,733	14,446

Total liabilities and shareholders’ equity	$77,821	$72,057

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars, except per share data)
Revenues
Gross premiums written	$5,005	$5,220	$14,657	$14,922
Reinsurance premiums ceded	(1,850)	(1,944)	(4,663)	(4,894)

Net premiums written	3,155	3,276	9,994	10,028
Change in unearned premiums	238	333	(141)	(51)

Net premiums earned	3,393	3,609	9,853	9,977
Net investment income	511	520	1,519	1,541
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(169)	(224)	(666)	(623)
Portion of OTTI losses recognized in other comprehensive income	111	—	302	—

Net OTTI losses recognized in income	(58)	(224)	(364)	(623)
Net realized gains (losses) excluding OTTI losses	(165)	(286)	(205)	(366)

Total net realized gains (losses)	(223)	(510)	(569)	(989)

Total revenues	3,681	3,619	10,803	10,529

Expenses
Losses and loss expenses	1,885	2,369	5,522	5,843
Policy benefits	79	91	256	243
Policy acquisition costs	567	581	1,571	1,618
Administrative expenses	451	457	1,325	1,293
Interest expense	60	68	169	176
Other (income) expense	51	6	44	(104)

Total expenses	3,093	3,572	8,887	9,069

Income before income tax	588	47	1,916	1,460
Income tax expense (benefit)	94	(7)	320	283

Net income	$494	$54	$1,596	$1,177

Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$1,985	$(1,522)	$2,511	$(2,750)
Reclassification adjustment for net realized (gains) losses included in net income	51	383	387	725

	2,036	(1,139)	2,898	(2,025)
Change in:
Cumulative translation adjustments	160	(155)	427	(122)
Pension liability	1	5	(13)	6

Other comprehensive income (loss), before income tax	2,197	(1,289)	3,312	(2,141)
Income tax (expense) benefit related to other comprehensive income items	(421)	320	(611)	355

Other comprehensive income (loss)	1,776	(969)	2,701	(1,786)

Comprehensive income (loss)	$2,270	$(915)	$4,297	$(609)

Basic earnings per share	$1.46	$0.16	$4.74	$3.47

Diluted earnings per share	$1.46	$0.16	$4.73	$3.45

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30
	2009	2008
	(in millions of U.S. dollars)
Preferred Shares
Balance – beginning of period	$—	$2
Preferred Shares redeemed	—	(2)

Balance – end of period	—	—

Common Shares
Balance – beginning of period	10,827	14
Net shares issued under employee share-based compensation plans	73	—
Exercise of stock options	3	1
Dividends declared on Common Shares-par value reduction	(297)	(87)
Common Shares stock dividend	—	10,985

Balance – end of period	10,606	10,913

Common Shares in treasury
Balance – beginning of period	(3)	—
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	(1)	(3)

Balance – end of period	(4)	(3)

Additional paid-in capital
Balance – beginning of period	5,464	6,812
Net shares redeemed under employee share-based compensation plans	(79)	(14)
Exercise of stock options	6	87
Share-based compensation expense	90	93
Preferred Shares redeemed	—	(573)
Common Shares stock dividend	—	(990)

Balance – end of period	5,481	5,415

Retained earnings
Balance – beginning of period	74	9,080
Effect of partial adoption of fair value measurements standard	—	(4)
Effect of adoption of fair value option standard	—	6

Balance – beginning of period, adjusted for effect of adoption of new accounting principles	74	9,082
Effect of adoption of OTTI standard	195	—
Net income	1,596	1,177
Dividends declared on Common Shares	—	(186)
Dividends declared on Preferred Shares	—	(24)
Common Shares stock dividend	—	(9,995)

Balance – end of period	1,865	54

Deferred compensation obligation
Balance – beginning of period	3	3
Decrease to obligation	(1)	—

Balance – end of period	$2	$3

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (cont’d)

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30
	2009	2008
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$(1,712)	$596
Effect of adoption of fair value option standard	—	(6)

Balance – beginning of period, adjusted for effect of adoption of new accounting principle	(1,712)	590
Effect of adoption of OTTI standard	(242)	—
Change in period, net of income tax (expense) benefit of $(555) and $317	2,648	(1,708)

Balance – end of period	694	(1,118)

Cumulative translation adjustment
Balance – beginning of period	(161)	231
Change in period, net of income tax (expense) benefit of $(123) and $40	304	(82)

Balance – end of period	143	149

Pension liability adjustment
Balance – beginning of period	(43)	(58)
Change in period, net of income tax (expense) benefit of $4 and $(2)	(9)	4

Balance – end of period	(52)	(54)

Accumulated other comprehensive (loss) income	785	(1,023)

Common Shares issued to employee trust
Balance – beginning of period	(3)	(3)
Decrease in Common Shares	1	—

Balance – end of period	(2)	(3)

Total shareholders’ equity	$18,733	$15,356

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30
	2009	2008
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,596	$1,177
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	569	989
Amortization of premiums/discounts on fixed maturities	26	19
Deferred income taxes	(122)	(30)
Unpaid losses and loss expenses	289	1,224
Unearned premiums	394	236
Future policy benefits	105	123
Insurance and reinsurance balances payable	219	(262)
Accounts payable, accrued expenses, and other liabilities	(292)	260
Income taxes payable	59	(83)
Insurance and reinsurance balances receivable	(38)	47
Reinsurance recoverable on losses and loss expenses	453	40
Reinsurance recoverable on policy benefits	(96)	3
Deferred policy acquisition costs	(254)	(168)
Prepaid reinsurance premiums	(177)	(162)
Other	(399)	(273)

Net cash flows from operating activities	2,332	3,140

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(25,241)	(14,448)
Purchases of to be announced mortgage-backed securities	(5,717)	(18,969)
Purchases of fixed maturities held to maturity	(273)	(316)
Purchases of equity securities	(314)	(834)
Sales of fixed maturities available for sale	18,946	12,104
Sales of to be announced mortgage-backed securities	6,085	18,340
Sales of fixed maturities held to maturity	1	—
Sales of equity securities	1,102	1,001
Maturities and redemptions of fixed maturities available for sale	2,695	2,212
Maturities and redemptions of fixed maturities held to maturity	375	383
Net proceeds from (payments made on) the settlement of investment derivatives	(23)	(15)
Acquisition of subsidiary (net of cash acquired of $19)	—	(2,522)
Other	(73)	(476)

Net cash flows used for investing activities	(2,437)	(3,540)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(283)	(276)
Proceeds from exercise of options for Common Shares	9	88
Proceeds from Common Shares issued under ESPP	10	10
Dividends paid on Preferred Shares	—	(24)
Net (repayment of) proceeds from short-term debt	(266)	(35)
Net proceeds from issuance of long-term debt	500	1,195
Redemption of Preferred Shares	—	(575)

Net cash (used for) from financing activities	(30)	383

Effect of foreign currency rate changes on cash and cash equivalents	10	(14)

Net decrease in cash	(125)	(31)
Cash – beginning of period	867	510

Cash – end of period	$742	$479

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

2. Significant accounting policies

New accounting pronouncements

Adopted in the nine months ended September 30, 2009

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM embodied in Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification establishes one level of authoritative guidance. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Business combinations

ASC Topic 805, Business Combinations, contains certain provisions to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions establish standards that provide a definition of the “acquirer” and broaden the application of the acquisition method. They also establish how an acquirer recognizes and measures the assets, liabilities, and any noncontrolling interest in the “acquiree”; recognizes and measures goodwill or a gain from a bargain purchase; and require disclosures that enable users to evaluate the nature and financial effects of the business combination. The adoption of these provisions may have a material impact on any future business combinations consummated by ACE, but did not have any effect on previously consummated business acquisitions.

ASC Topic 805, Business Combinations, also contains certain provisions specifically related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that are effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions amend practices related to initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired in business combinations and require acquired contingencies to be recognized at acquisition date fair value if fair value can be reasonably estimated during the allocation period. Otherwise, acquired contingencies would typically be accounted for in accordance with ASC Topic 450, Contingencies. The adoption of these provisions may have a material impact on any future business combinations consummated by ACE, but did not have any effect on previously consummated business acquisitions.

ASC Topic 350, Intangibles-Goodwill and Other, contains certain provisions related to accounting for defensive intangible assets that are effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions require fair value be assigned to acquired defensive intangible assets and a useful life be assigned to a defensive intangible asset based on the period over which the reporting entity expects the asset to contribute directly or indirectly to future cash flows. The adoption of these provisions may have a material impact on any future intangible assets acquired by ACE, but did not have any effect on any previously acquired intangible assets.

Noncontrolling interests

ASC Topic 810, Consolidation, contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. These provisions establish accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of shareholders’ equity separately from the parent’s equity; the consolidated net income attributable to the parent and noncontrolling interest be presented on the face of the consolidated statements of operations; changes in a parent’s ownership interest while the parent retains controlling financial interest in its subsidiary be accounted for consistently; and disclosure that identifies and distinguishes between the interests of the parent and noncontrolling owners. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Disclosures about derivative instruments and hedging activities

ASC Topic 815, Derivatives and Hedging, contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. These provisions establish reporting standards that require enhanced disclosures about how and why derivative instruments are used, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. ACE adopted these provisions effective January 1, 2009. Refer to Note 6.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of the useful life of intangible assets

ASC Topic 350, Intangibles-Goodwill and Other, contains certain provisions related to the determination of the useful life of intangible assets effective for financial statements issued for fiscal years beginning after December 15, 2008, that must be applied prospectively to intangible assets acquired after the effective date. These provisions amend the factors considered in developing assumptions used to determine the useful life of an intangible asset with the intention of improving the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, Business Combinations, and other applicable accounting literature. The adoption of these provisions may have a material impact on any future intangible assets acquired by ACE, but did not have a material impact on the useful lives of previously acquired intangible asset.

Financial guarantee insurance contracts

ASC Topic 944, Financial Services – Insurance, contains certain provisions that are effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities. These provisions require that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The provisions require that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. They also clarify the recognition and measurement to be used to account for premium revenue and claim liabilities, and require expanded disclosures about financial guarantee insurance contracts. ACE’s exposure to these provisions is principally through its investment in the common shares of Assured Guaranty Ltd (AGO). The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Earnings per share

ASC Topic 260, Earnings Per Share, contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. These provisions provide additional guidance in the calculation of earnings per share, and require unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Equity method accounting

ASC Topic 323, Investments-Equity Method and Joint Ventures, contains certain provisions that are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. These provisions provide guidance for equity method accounting for specific topics and require an equity method investor account for share issuances, and resulting dilutive effect, by an investee as if the investor had sold a proportionate share of its investment with the resulting gain or loss recognized in earnings. In connection with the adoption of these provisions, ACE recognized a $57 million pre-tax loss upon a June 2009 share issuance by AGO. Refer to Note 3 e).

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, includes provisions that are effective for interim and annual periods ending after June 15, 2009. These provisions provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Fair value disclosures

ASC Topic 825, Financial Instruments, includes new provisions that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ACE adopted these provisions which were effective for interim and annual periods ending after June 15, 2009.

Other-than-temporary impairments

ASC Topic 320, Investments-Debt and Equity Securities, contains certain provisions that are effective for interim and annual periods ending after June 15, 2009 that amends OTTI guidance in existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations. Refer to Note 3.

Subsequent events

ASC Topic 855, Subsequent Events, contains certain provisions that are effective for interim and annual periods ending after June 15, 2009. These provisions set forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these provisions did not impact ACE’s financial condition or results of operations.

To be adopted after September 30, 2009

Consolidation of variable interest entities and accounting for transfers of financial assets

In June 2009, the FASB issued Financial Accounting Standard (FAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (FAS 166) and FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 166 amends ASC Topic 860, Transfers and Servicing, by removing the exemption from consolidation for Qualifying Special Purpose Entities. This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. FAS 167 amends Topic 810, Consolidation, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 166 and FAS 167 are effective for interim and annual reporting periods beginning on January 1, 2010. ACE does not expect the adoption of these provisions to have a material impact on ACE’s financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value of alternative investments

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent ) (ASU 2009-12). The provisions of ASU 2009-12 amend ASC 820-10, Fair Value Measurements and Disclosures – Overall, to provide additional guidance on estimating the fair value of certain alternative investments. These provisions create a practical expedient to measure the fair value of an alternative investment on the basis of the net asset value per share of the investment. These provisions also improve transparency by requiring additional disclosures about the attributes of alternative investments to enable users of the financial statements to understand the nature and risks of the investments. ASU 2009-12 is effective for interim and annual reporting periods beginning October 1, 2009. ACE does not expect the adoption of these provisions to have a material impact on ACE’s financial condition or results of operations.

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

b) Net realized gains (losses)

The Company adopted provisions included in ASC Topic 320, Investments-Debt and Equity Securities, related to the recognition and presentation of OTTI as of April 1, 2009. Under these provisions, when an OTTI related to a fixed maturity security has occurred, ACE is required to record the OTTI in net income if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security. Further, in cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is included in other comprehensive income. For fixed maturities held to maturity, OTTI recognized in other comprehensive income is accreted from accumulated other comprehensive income to the amortized cost of the fixed maturity prospectively over the remaining term of the securities. For fixed maturities, prior to this adoption, ACE was required to record OTTI in net income unless the Company had the intent and ability to hold the impaired security to recovery. These newly adopted provisions do not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adoption resulted in a reduction to Accumulated other comprehensive income and an increase to Retained earnings of $242 million as of April 1, 2009. These adjustments reflect the net of tax amount ($305 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that have not suffered a credit loss, the Company does not intend to sell, and it is more likely than not that ACE will not be required to sell before the recovery of their amortized cost. These amounts include a $25 million adjustment ($44 million pre-tax) recorded by ACE in the third quarter of 2009. The $44 million pre-tax adjustment reflects the true-up of ACE’s prior estimate of reversals of non-credit OTTI for securities impaired prior to 2006 (Pre-2006 OTTI) for which a detailed review of securities held at the adoption

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

date of the new OTTI standards was not completed until the third quarter of 2009. Upon completion of the detailed review of securities held at the adoption date, ACE determined that fewer Pre-2006 OTTI securities were held than previously estimated, which resulted in an overstatement of the original reversal estimate of non-credit OTTI on Pre-2006 OTTI. The adjustment resulted in an increase to Accumulated other comprehensive income and an offsetting decrease in Retained earnings with no impact on net income or shareholders’ equity.

Retained earnings and Deferred tax assets as of April 1, 2009, were also reduced by $47 million as a result of an increase in the Company’s valuation allowance against deferred tax assets, which is a direct effect of the adoption. Specifically, as a result of the reassessment of credit losses required by this adoption, ACE determined that certain previously impaired fixed maturity securities had suffered credit losses in excess of previously estimated amounts, which may give rise to additional future capital losses for tax purposes. Given the amount of available capital gains against which such additional capital losses could be offset, at the date of adoption, the Company expected that a portion of capital loss carry forwards would expire unused. Accordingly, ACE determined that an additional valuation allowance was necessary given that it was considered more likely than not that a portion of deferred tax assets related to previously impaired fixed income securities would not be realized.

Each quarter, the Company reviews its securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security, an OTTI is considered to have occurred. In cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE evaluates the security to determine if a credit loss has occurred primarily based on a combination of qualitative and quantitative factors including a discounted cash flow model, where necessary. If a credit loss is indicated, an OTTI is considered to have occurred. Prior to the adoption, when evaluating fixed maturities for OTTI, the Company principally considered its ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and the Company’s assessment (using available market information such as credit ratings) of the issuer’s ability to make future scheduled principal and interest payments on a timely basis. The factors that the Company now considers when determining if a credit loss exists related to a fixed maturity security are discussed in “Evaluation of potential credit losses related to fixed maturities” below.

The Company reviews all non-fixed maturity investments for OTTI based on the following:

•	the amount of time a security has been in a loss position and the magnitude of the loss position;

•	the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions and other issuer-specific developments; and

•	the Company’s ability and intent to hold the security to the expected recovery period.

ACE, as a general rule, also considers that equity securities in an unrealized loss position for twelve consecutive months are impaired.

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $30 million of gross unrealized loss as of September 30, 2009. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of credit worthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

Corporate securities

Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. ACE develops these estimates using information based on market observable data, issuer specific information, and credit ratings. ACE developed its default assumption by using historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. ACE believes that use of a default assumption in excess of the historical mean is reasonable in light of recent market conditions. Default assumptions by Moody’s rating category are as follows (historical mean default rate provided for comparison):

Moody’s Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate

Investment Grade:
Aaa-Baa	0.0%-1.4%	0.0%-0.3%

Below Investment Grade:
Ba	4.8%	1.1%
B	12.8%	3.4%
Caa-C	51.6%	13.1%

Consistent with our approach to developing default rate assumptions considering recent market conditions, ACE assumed a 25 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody’s historical mean recovery rate of 40 percent. ACE believes that use of a recovery rate assumption lower than the historical mean is reasonable in light of recent market conditions.

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities for the three months ended September 30, 2009, of $15 million and from the date of adoption to September 30, 2009, of $49 million, substantially all of which relates to below investment grade securities.

Mortgage-backed securities

For mortgage-backed securities, credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including default rates, prepayment rates, and loss severity rates (the par value of a defaulted security that will not be recovered) on foreclosed properties.

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

These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions, and current market prices. If cash flow projections indicate that losses will exceed the credit enhancement for a given tranche, then the Company does not expect to recover its amortized cost basis and recognizes an estimated credit loss in net income.

The significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss as of September 30, 2009, by sector and vintage are as follows:

Range of Significant Assumptions Used

Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2004 and prior	7-29%	35-54%
	2005	7-42%	45-62%
	2006	18-40%	43-69%
	2007	11-58%	48-71%

ALT-A	2004 and prior	14%	50%
	2005	5-27%	46-65%
	2006	5-40%	57-67%
	2007	25-42%	60-69%

Sub-prime(3)	2004 and prior	56%	63%
	2005	74%	74%
	2006	23-82%	73-79%
	2007	25-82%	75-78%

Option ARM	2004 and prior	43%	45%
	2005	57-82%	55-62%
	2006	72-79%	63-67%
	2007	68-71%	61-63%

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities for the three months ended September 30, 2009, of $24 million and from the date of adoption to September 30, 2009, of $50 million. Given the variation in ratings between major rating agencies for the securities for which a credit loss was recognized in net income, ACE does not believe it is useful to provide the credit loss split between investment grade and below investment grade.

The following table shows, for the periods indicated, the Net realized gains (losses) and the losses included in Net realized gains (losses) and Other comprehensive income as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments recorded in net income related to fixed maturities for the nine months ended September 30, 2009, were primarily due to securities with below investment grade credit ratings and intent to sell securities in an unrealized loss position. Impairments related to all other investments were primarily due to duration and severity of decline below cost.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(150)	$(196)	$(519)	$(495)
OTTI on fixed maturities included in other comprehensive income (pre-tax)	111	—	302	—

OTTI on fixed maturities, net	(39)	(196)	(217)	(495)
Net realized gains (losses) excluding OTTI	38	(76)	97	(80)

Total fixed maturities	(1)	(272)	(120)	(575)

Equity securities:
OTTI on equity securities	—	(28)	(26)	(103)
Net realized gains (losses) excluding OTTI	1	(98)	(154)	(64)

Total equity securities	1	(126)	(180)	(167)

OTTI on other investments	(19)	—	(121)	(25)
Net realized gains (losses) on other investments excluding OTTI	3	4	(12)	6
Foreign exchange gains (losses)	(7)	15	(31)	33
Investment and embedded derivative instruments	28	15	62	(10)
Fair value adjustments on insurance derivative	(65)	(189)	218	(319)
S&P put options and futures	(144)	28	(300)	40
Other derivative instruments	(19)	15	(85)	28

Net realized gains (losses)	$(223)	$(510)	$(569)	$(989)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides, for the three months ended September 30, 2009, and for the six month period from the date of adoption to September 30, 2009, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recorded in Other comprehensive income.

	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009
	(in millions of U.S. Dollars)
Balance of credit losses related to securities still held-beginning of period	$188	$130
Additions where no OTTI was previously recorded	24	78
Additions where an OTTI was previously recorded	15	21
Reductions reflecting amounts previously recorded in Other comprehensive income but subsequently reflected in net income	—	(2)
Reductions for securities sold during the period	(10)	(10)

Balance of credit losses related to securities still held-end of period	$217	$217

c) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well OTTI included in Accumulated other comprehensive income.

	September 30, 2009
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Included in Accumulated Other Comprehensive Income
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,417	$85	$(7)	$3,495	$—
Foreign	10,484	390	(173)	10,701	(29)
Corporate securities	12,546	617	(201)	12,962	(47)
Mortgage-backed securities	9,925	281	(524)	9,682	(261)
States, municipalities, and political subdivisions	1,632	90	(3)	1,719	—

	$38,004	$1,463	$(908)	$38,559	$(337)

Held to maturity
U.S. Treasury and agency	$879	$41	$—	$920	$—
Foreign	28	1	—	29	—
Corporate securities	340	11	(1)	350	—
Mortgage-backed securities	1,495	41	(11)	1,525	—
States, municipalities, and political subdivisions	697	12	(1)	708	—

	$3,439	$106	$(13)	$3,532	$—

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

Fixed maturities at September 30, 2009, and December 31, 2008, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	September 30 2009		December 31 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$1,173	$1,157	$1,047	$1,047
Due after 1 year through 5 years	14,422	13,999	9,706	9,868
Due after 5 years through 10 years	9,791	9,344	6,867	7,330
Due after 10 years	3,491	3,579	3,375	3,906

	28,877	28,079	20,995	22,151
Mortgage-backed securities	9,682	9,925	10,160	10,958

	$38,559	$38,004	$31,155	$33,109

Held to maturity; maturity period
Due in 1 year or less	$686	$674	$327	$325
Due after 1 year through 5 years	1,107	1,067	1,401	1,364
Due after 5 years through 10 years	130	120	227	212
Due after 10 years	84	83	84	82

	2,007	1,944	2,039	1,983
Mortgage-backed securities	1,525	1,495	826	877

	$3,532	$3,439	$2,865	$2,860

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d) Equity securities

The fair value, cost of, and gross unrealized appreciation (depreciation) on equity securities at September 30, 2009, and December 31, 2008, are as follows:

	September 30 2009	December 31 2008

	(in millions of U.S. dollars)
Equity securities – cost	$492	$1,132
Gross unrealized appreciation	54	74
Gross unrealized depreciation	—	(218)

Equity securities – fair value	$546	$988

e) Investment in AGO

AGO, a Bermuda-based holding company provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. On July 1, 2009, AGO acquired Financial Security Assurance Holdings Ltd. from Dexia Holdings Inc., a subsidiary of Dexia S.A. The purchase price included approximately $546 million in cash and approximately 22.3 million AGO common shares, according to AGO’s public filings. AGO financed the cash portion of the purchase price partly through a June 2009 issuance of 38.5 million common shares before the exercise of any overallotment option (June 2009 issuance), according to AGO’s public filings. Prior to the June 2009 issuance, ACE included its investment in AGO in Investments in partially-owned insurance companies using the equity method of accounting. Effective with the June 2009 issuance, ACE was deemed to no longer exert significant influence over AGO for accounting purposes and accounts for the investment in AGO as an available-for-sale equity security. ACE accounted for AGO’s June 2009 issuance, and resulting dilutive effect, as if the Company had sold a proportionate share of the investment, and recognized a $57 million pre-tax loss in Net realized gains (losses). As of September 30, 2009, the fair value of the Company’s investment in AGO was $372 million and $37 million of unrealized gain on this investment is reflected in Accumulated other comprehensive income.

f) Gross unrealized loss

As of September 30, 2009, there were 3,741 fixed maturities out of a total of 17,981 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $28 million. The tightening of credit spreads in the six month period leading up to September 30, 2009, particularly during the three months ended September 30, 2009, resulted in a reduction to net unrealized losses. In addition, greater global demand-driven purchases of fixed income investments and a greater demand for risk-based assets contributed to this reduction. The fixed maturities in an unrealized loss position at September 30, 2009, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize, for all securities in an unrealized loss position at September 30, 2009, and December 31, 2008 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
September 30, 2009
U.S. Treasury and agency	$405	$(7.0)	$6	$(0.2)	$411	$(7.2)
Foreign	1,688	(122.1)	484	(51.3)	2,172	(173.4)
Corporate securities	1,084	(74.3)	1,453	(128.1)	2,537	(202.4)
Mortgage-backed securities	624	(48.0)	2,016	(486.8)	2,640	(534.8)
States, municipalities, and political subdivisions	84	(0.7)	67	(2.9)	151	(3.6)

Total fixed maturities	3,885	(252.1)	4,026	(669.3)	7,911	(921.4)
Other investments	196	(25.3)	190	(68.5)	386	(93.8)

Total	$4,081	$(277.4)	$4,216	$(737.8)	$8,297	$(1,015.2)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at September 30, 2009, are fixed maturities held to maturity with combined fair values of $107 million and $263 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $1 million and $12 million, respectively. Fixed maturities in a gross unrealized loss position for over 12 months principally comprise non-credit losses on investment grade securities where management does not intend to sell and it is more likely than not that ACE will not be required to sell the security before recovery. For mortgage-backed securities in a gross unrealized loss position for over 12 months, management also considered credit enhancement in concluding the securities were not other-than-temporarily impaired. Gross unrealized gains as of September 30, 2009, were $2 billion.

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

g) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. At September 30, 2009, restricted assets of $12.5 billion are included in fixed maturities and short-term investments, with the balance included in equity securities and cash. The components of the fair value of the restricted assets at September 30, 2009, and December 31, 2008, are as follows.

	September 30 2009	December 31 2008

	(in millions of U.S. dollars)
Deposits with U.S. regulatory authorities	$1,201	$1,165
Deposits with non-U.S. regulatory authorities	2,524	1,863
Other pledged assets	628	805
Trust funds	8,376	7,712

	$12,729	$11,545

4. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance for the periods indicated, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$28	$31	$78	$95
Policy benefits	$29	$60	$94	$107

GMIB
Net premiums earned	$41	$37	$120	$109
Policy benefits	$6	$(21)	$14	$(6)
Realized gains (losses)	$(65)	$(189)	$218	$(319)

Gain (loss) recognized in income	$(30)	$(131)	$324	$(204)

Effect of partial adoption of fair value measurements standard	$—	$—	$—	$4
Net cash received (disbursed)	$41	$36	$119	$109
Net (increase) decrease in liability	$(71)	$(167)	$205	$(317)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2009, reported liabilities for GMDB and GMIB reinsurance were $220 million and $705 million, respectively, compared with $248 million and $910 million, respectively, at December 31, 2008. The reported liability for GMIB reinsurance of $705 million at September 30, 2009, and $910 million at December 31, 2008, includes a fair value derivative adjustment of $593 million and $811 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more timely information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At September 30, 2009, and December 31, 2008, the Company’s net amount at risk from its GMDB reinsurance programs was $4 billion and $4.7 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2009, and December 31, 2008, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between three to four percent.

At September 30, 2009, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.3 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At September 30, 2009, the Company’s net amount at risk from its GMIB reinsurance programs was $924 million, compared with $2.1 billion at December 31, 2008. For GMIB, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2009, and December 31, 2008, respectively);

•	there are no deaths, lapses, or withdrawals;

•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between two to three percent.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The average attained age of all policyholders under all benefits reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 65.

5. Debt

The following table outlines the Company’s debt as of September 30, 2009, and December 31, 2008.

	September 30 2009	December 31 2008
	(in millions of U.S. dollars)
Short-term debt
ACE INA subordinated notes due 2009	$200	$205
ACE INA term loan due 2009	—	16
Reverse repurchase agreements	—	250

	$200	$471

Long-term debt
ACE European Holdings due 2010	$163	$149
ACE INA term loan due 2011	50	50
ACE INA term loan due 2013	450	450
ACE INA senior notes due 2014	500	499
ACE INA senior notes due 2015	446	446
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	300
ACE INA senior notes due 2019	500	—
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14

	$3,321	$2,806

Trust Preferred Securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt

The Company had executed reverse repurchase agreements with certain counterparties under which the Company agreed to sell securities and repurchase them at a future date for a predetermined price. All reverse repurchase agreements have been settled during 2009.

In September 2009, the Company repaid the $16 million ACE INA nine-month term loan.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table outlines the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at September 30, 2009.

	September 30, 2009
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(3)	$267
Futures contracts on money market instruments	AP	4	5,389
Futures contracts on notes and bonds	AP	1	389
Options on notes and bonds futures	AP	(1)	78
Convertible bonds	FM AFS	341	594
TBAs	FM AFS	18	17

		$360	$6,734

Other derivative instruments
Futures contracts on equities	AP	$(15)	$919
Options on equity market futures	AP	64	250
Interest rate swaps	AP	(26)	500
Credit default swaps	AP	9	350
Other	AP	11	59

		$43	$2,078

GMIB(1)	AP/FPB	$(705)	$924

(1)	Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

The following table outlines derivative instrument activity in the consolidated statement of operations for the three and nine months ended September 30, 2009. All amounts are reflected in Net realized gains (losses) in the consolidated statement of operations.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(6)	$(20)
All other futures contracts and options	11	7
Convertible bonds	23	80
TBAs	—	(5)

	$28	$62

GMIB and other derivative instruments
GMIB	$(65)	$218
Futures contracts on equities	(111)	(213)
Options on equity market futures	(33)	(87)
Interest rate swaps	(6)	(21)
Credit default swaps	(15)	(67)
Other	2	3

	$(228)	$(167)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Credit risk-related contingent features

Certain of the Company’s derivative instruments contain provisions that impact the amount of collateral that ACE is required to post and that allow the contract counterparty to cancel the contract contingent on the Company’s, and in certain cases subsidiaries of the Company’s, senior debt ratings (Ratings). The aggregate fair value of derivative instruments in a liability position with credit risk-related contingent features at September 30, 2009, was $25 million. In connection with these contracts, ACE has posted collateral of $15 million at September 30, 2009. The amount of collateral that ACE is required to post under these contracts would increase should the Company’s Ratings deteriorate. At September 30, 2009, the maximum amount of collateral that the Company would be required to post in respect of these derivative instruments, based on the contractual Ratings-based scales, is $25 million. The contract counterparties would be able to cancel the contracts if ACE’s Ratings fall to BBB- as measured by Standard and Poor’s (S&P) or Baa3 as measured by Moody’s.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

b) Other investments

The Company invests in limited partnerships with a carrying value of $831 million included in Other investments. In connection with these investments, the Company has commitments that may require funding of up to $720 million over the next several years.

c) Taxation

The Internal Revenue Service (IRS) completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the third quarter of 2007, and has proposed several adjustments principally involving transfer pricing and other insurance-related tax deductions. The Company subsequently filed a written protest with the IRS and the case is currently being reviewed by the IRS Appeals Division. The Company expects the appeals process to be completed within the next 12 months. While it is reasonably possible that a significant change in the Company’s unrecognized tax benefits could occur in the next twelve months, given the uncertainty regarding the possible outcomes of the appeals process, a current estimate of the range of reasonably possible changes cannot be made. However, the Company believes that the outcome would not have a material impact on ACE’s consolidated financial condition. The IRS commenced its field examination for tax years 2005 through 2007 during the second quarter of 2008 with no adjustments proposed as of September 30, 2009. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2006 and later.

d) Letters of credit

In June 2009, the Company entered into a $500 million unsecured operational LOC facility expiring in June 2014. At September 30, 2009, $165 million of this facility was utilized. This facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania and the Court appointed Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs allege that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. Plaintiffs assert claims solely under Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act), Rule 10(b)-5 promulgated thereunder, and Section 20(a) of the Securities Act (control person liability). In 2005, ACE and the individual defendants filed a motion to dismiss. The Court heard oral argument on November 10, 2008, but did not rule on the motion. On December 16, 2008, the parties entered into a Stipulation of Settlement in which the parties agreed – contingent upon Court approval – that ACE would pay the plaintiffs $1.95 million in exchange for a full release of all claims. On June 9, 2009, the Court approved the settlement and dismissed the multidistrict litigation (including the four underlying suits) with prejudice.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs filed an amended complaint (their third pleading effort), on April 14, 2008, which drops Evan Greenberg as a defendant (plaintiffs in the New York action subsequently dismissed Evan Greenberg as well). On June 13, 2008, ACE filed a motion to dismiss, and on April 20, 2009, the court heard oral argument on the motion. On June 17, 2009, the Court dismissed all claims against ACE with prejudice; final judgment in favor of ACE was entered on July 13, 2009. Plaintiffs recently filed an appeal; briefing on the appeal is now underway. The New York derivative action is currently stayed.

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

(iii) Legislative activity

The State of New York, as part of the 2009-10 State budget, has adopted language that requires an insurer which (1) paid to the Workers’ Compensation Board (WCB) various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) “has identified and held any funds collected but not paid to the WCB, as measurable and available, as of January 1, 2009” to pay retroactive assessments to the WCB. The language, and impact, of this new law is at present uncertain because it uses terms and dates that are not readily identifiable with respect to insurers’ statutory financial statements and because the State has not promulgated implementing regulations or other explanatory materials. The Company’s understanding is that the law is intended to address certain inconsistencies in the New York State laws regulating the calculation of workers’ compensation assessments by insurance carriers and the remittance of those funds to the State. In July 2009, ACE received a subpoena from the NYAG requesting documents related to these issues, and in October 2009, ACE received a request from the WCB asking ACE to explain whether or not it was an “affected carrier” under the new law. Although the Company can not at this time predict the interpretation that will be afforded the language by the NYAG or the WCB, ACE is confident that it has complied with the law governing workers’ compensation surcharges and assessments. ACE has established a contingency based on the Company’s best estimate of the potential liability that could result from an adverse interpretation of the legislation or other events surrounding this topic, based on the facts and circumstances at this time. Such contingency will be increased or decreased as circumstances develop. The Company does not expect the legislation to have a material impact on its financial condition or results of operations.

7. Shareholders’ equity

In connection with the Continuation in July 2008, the Company changed the currency in which the par value of Ordinary Shares is stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the effect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. All Common Shares are registered common shares under Swiss corporate law. Notwithstanding the change of the currency in which the par value of Common Shares is stated, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. For the foreseeable future, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

three months ended September 30, 2009 and 2008, dividends declared per Common Share amounted to CHF 0.31 ($0.31) and CHF 0.30 ($0.26), respectively. Dividends declared for the nine months ended September 30, 2009 and 2008 were CHF 0.94 ($0.88) and $0.82, respectively. Dividends declared for the nine months ended September 30, 2008 include the Company’s initial par value distribution declared in the three months ended September 30, 2008. The par value distribution in the nine months ended September 30, 2009, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 32.20.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

In July 2008, prior to the Continuation, the Company issued and placed 2,000,000 Common Shares in treasury principally for issuance upon the exercise of employee stock options. At September 30, 2009, 1,489,588 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

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

9. Fair value measurements

a) Fair value hierarchy

The Company partially adopted the provisions (specific provisions described below) of ASC Topic 820, Fair Value Measurements and Disclosures on January 1, 2008, and the cumulative effect of the adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The Company fully adopted these provisions on January 1, 2009. The provisions define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Other investments

Fair values for other investments, principally other direct equity investments, investment funds, and limited partnerships, are based on the respective net asset values or financial statements and are included within Level 3. Equity securities and fixed maturities held in rabbi trusts maintained by the Company for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as the Company’s other equity securities and fixed maturities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Guaranteed minimum income benefits

The liability for GMIBs arises from the Company’s life reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs associated with variable annuity contracts. For GMIB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely information, such as market conditions and demographics of in-force annuities. Based on the quarterly reserve review, no changes were made to actuarial or behavioral assumptions during the three months ended September 30, 2009. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The Company views the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small, at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3.

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

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, as of September 30, 2009, and December 31, 2008.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
September 30, 2009
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,491	$2,004	$—	$3,495
Foreign	340	10,314	47	10,701
Corporate securities	41	12,797	124	12,962
Mortgage-backed securities	3	9,639	40	9,682
States, municipalities, and political subdivisions	—	1,700	19	1,719

	1,875	36,454	230	38,559

Fixed maturities held to maturity
U.S. Treasury and agency	321	599	—	920
Foreign	—	29	—	29
Corporate securities	—	350	—	350
Mortgage-backed securities	—	1,477	48	1,525
States, municipalities, and political subdivisions	—	708	—	708

	321	3,163	48	3,532

Equity securities	451	86	9	546
Short-term investments	1,259	584	10	1,853
Other investments	28	351	1,145	1,524
Securities lending collateral	—	1,522	—	1,522
Investments in partially-owned insurance companies	—	—	478	478
Investment derivative instruments	1	—	—	1
Other derivative instruments	(15)	38	20	43

Total assets at fair value	$3,920	$42,198	$1,940	$48,058

Liabilities:
GMIB	$—	—	705	$705
Short-term debt	—	208	—	208
Long-term debt	—	3,651	—	3,651
Trust preferred securities	—	309	—	309

Total liabilities at fair value	$—	$4,168	$705	$4,873

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
December 31, 2008
Assets:
Fixed maturities available for sale	$872	$30,009	$274	$31,155
Fixed maturities held to maturity	332	2,532	1	2,865
Equity securities	962	5	21	988
Short-term investments	2,668	682	—	3,350
Other investments	37	226	1,099	1,362
Other derivative instruments	—	280	87	367

Total assets at fair value	$4,871	$33,734	$1,482	$40,087

Liabilities:
Investment derivative instruments	$3	$—	$—	$3
GMIB	—	—	910	910

Total liabilities at fair value	$3	$—	$910	$913

Level 3 financial instruments

The following tables provide a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at September 30, 2009, included in Net Income
	(in millions of U.S. dollars)
Three Months Ended September 30, 2009
Assets:
Fixed maturities available for sale
Foreign	$38	$—	$2	$(5)	$12	$47	$1
Corporate securities	100	(2)	8	2	16	124	5
Mortgage-backed securities	42	(2)	5	(3)	(2)	40	3
States, municipalities, and political subdivisions	3	—	1	10	5	19	—

	183	(4)	16	4	31	230	9

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at September 30, 2009, included in Net Income
	(in millions of U.S. dollars)
Fixed maturities held to maturity
Mortgage-backed securities	51	—	—	(3)	—	48	—

	51	—	—	(3)	—	48	—

Equity securities	8	—	—	—	1	9	—
Short-term investments	4	—	—	6	—	10	—
Other investments	1,084	(37)	110	(12)	—	1,145	(38)
Investments in partially-owned insurance companies	462	—	15	1	—	478	—
Other derivative instruments	34	(12)	—	(2)	—	20	(12)

Total assets at fair value	$1,826	$(53)	$141	$(6)	$32	$1,940	$(41)

Liabilities:
GMIB	$634	$65	$—	$6	$—	$705	$65

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at September 30, 2008, included in Net Income
	(in millions of U.S. dollars)
Three Months Ended September 30, 2008
Assets:
Fixed maturities available for sale	$466	$(5)	$(23)	$(30)	$(12)	$396	$(1)
Fixed maturities held to maturity	2	(2)	—	—	1	1	—
Equity securities	10	—	—	2	(3)	9	—
Other investments	1,117	—	(30)	137	—	1,224	—
Other derivative instruments	31	22	—	(3)	—	50	20

Total assets at fair value	$1,626	$15	$(53)	$106	$(14)	$1,680	$19

Liabilities:
GMIB	$375	$189	$—	$(22)	$—	$542	$189

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at September 30, 2009, included in Net Income
	(in millions of U.S. dollars)
Nine Months Ended September 30, 2009
Assets:
Fixed maturities available for sale
Foreign	$45	$(1)	$2	$(1)	$2	$47	$—
Corporate securities	117	(2)	13	(4)	—	124	1
Mortgage-backed securities	109	(6)	19	(63)	(19)	40	(2)
States, municipalities, and political subdivisions	3	—	1	10	5	19	—

	274	(9)	35	(58)	(12)	230	(1)

Fixed maturities held to maturity
Mortgage-backed securities	—	—	—	48	—	48	—
States, municipalities, and political subdivisions	1	—	—	(1)	—	—	—

	1	—	—	47	—	48	—

Equity securities	21	—	—	4	(16)	9	—
Short-term investments	—	—	—	10	—	10	—
Other investments	1,099	(120)	130	37	(1)	1,145	(121)
Investments in partially-owned insurance companies	435	8	(2)	37	—	478	—
Other derivative instruments	87	(64)	—	(3)	—	20	(64)

Total assets at fair value	$1,917	$(185)	$163	$74	$(29)	$1,940	$(186)

Liabilities:
GMIB	$910	$(218)	$—	$13	$—	$705	$(218)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at September 30, 2008, included in Net Income
	(in millions of U.S. dollars)
Nine Months Ended September 30, 2008
Assets:
Fixed maturities available for sale	$601	$(18)	$(64)	$(2)	$(121)	$396	$(3)
Fixed maturities held to maturity	—	(2)	—	—	3	1	—
Equity securities	12	—	—	(1)	(2)	9	—
Other investments	898	(25)	(69)	420	—	1,224	—
Other derivative instruments	17	38	—	(5)	—	50	35

Total assets at fair value	$1,528	$(7)	$(133)	$412	$(120)	$1,680	$32

Liabilities:
Investment derivative instruments	$(6)	$(5)	$—	$11	$—	$—	$—
GMIB	225	319	—	(2)	—	542	319

Total liabilities at fair value	$219	$314	$—	$9	$—	$542	$319

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option provided within ASC Topic 825, Financial Instruments, for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as of January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses). During the three months ended June 30, 2008, the Company sold the entire portfolio. Accordingly, the Company currently holds no assets for which this fair value option has been elected. For the three and six months ended June 30, 2008, the Company recognized net realized gains (losses) related to changes in fair value of these equity securities of $9 million and $(11) million, respectively, in the consolidated statements of operations. Throughout 2008 to the date of sale, all of these equity securities were classified within Level 1 in the fair value hierarchy.

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

The Insurance – North American segment comprises the P&C operation in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations. ACE USA is the North American retail operating division which provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Westchester specializes in the North American wholesale distribution of excess, surplus, and specialty P&C products in addition to crop insurance in the U.S. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering risks that are generally low in frequency and high in severity. ACE Private Risk Services provides personal lines coverages (such as homeowners and automobile) for high net worth clients. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment consists of ACE International (excluding its life insurance business), the wholesale insurance operations of ACE Global Markets, and the international A&H and life insurance business of Combined Insurance. ACE International, the ACE INA network of indigenous retail insurance operations, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, the London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488, offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business in the U.K. and Continental Europe, and in the U.S. where it is eligible to write excess & surplus business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in Europe, Asia Pacific, and Latin America. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including property, casualty, professional lines (directors & officers and errors & omissions), marine, energy, aviation, political risk, specialty personal lines, consumer lines, A&H (principally accident and supplemental health), and life insurance.

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C companies. The Global Reinsurance segment also includes ACE Global Markets’ reinsurance operations.

The Life segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE Life, and the North American A&H and life business of Combined Insurance. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, lapse, and/or capital market risks embedded in their books of business. ACE Life Re

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

comprises two operations. The first is a Bermuda-based niche operation which provides reinsurance to primarily life insurers, focusing primarily on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. The second is a U.S.-based traditional life reinsurance company licensed in 49 states and the District of Columbia, offering reinsurance capacity for the individual life business utilizing yearly renewable term and coinsurance structures. ACE Life develops direct insurance opportunities in emerging markets, including Egypt, Indonesia, Taiwan, Thailand, Vietnam, and the United Arab Emirates, as well as in China through a partially-owned company. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Corporate and Other (Corporate) includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. In addition, Corporate includes the Company’s proportionate share of AGO’s earnings reflected in Other (income) expense to the date that ACE was no longer deemed to exert significant influence over AGO. Included in Losses and loss expenses are losses incurred in connection with the commutation of ceded reinsurance contracts that resulted from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. ACE also eliminates the impact of intersegment loss portfolio transfer transactions which are not reflected in the results within the statements of operations by segment.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended September 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$2,730	$1,677	$215	$383	$—	$5,005
Net premiums written	1,374	1,203	206	372	—	3,155
Net premiums earned	1,467	1,317	247	362	—	3,393
Losses and loss expenses	1,053	631	80	121	—	1,885
Policy benefits	—	—	—	79	—	79
Policy acquisition costs	142	316	50	59	—	567
Administrative expenses	146	204	15	51	35	451

Underwriting income (loss)	126	166	102	52	(35)	411

Net investment income	278	121	65	43	4	511
Net realized gains (losses) including OTTI	(25)	40	(11)	(212)	(15)	(223)
Interest expense	—	—	—	—	60	60
Other (income) expense	4	3	(1)	—	45	51
Income tax expense (benefit)	47	56	9	17	(35)	94

Net income (loss)	$328	$268	$148	$(134)	$(116)	$494

Statement of Operations by Segment

For the Three Months Ended September 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$2,987	$1,678	$174	$381	$—	$5,220
Net premiums written	1,461	1,293	174	348	—	3,276
Net premiums earned	1,583	1,425	257	344	—	3,609
Losses and loss expenses	1,356	731	178	104	—	2,369
Policy benefits	—	5	—	86	—	91
Policy acquisition costs	160	329	44	48	—	581
Administrative expenses	132	217	14	61	33	457

Underwriting income (loss)	(65)	143	21	45	(33)	111

Net investment income	278	136	83	40	(17)	520
Net realized gains (losses) including OTTI	(284)	(58)	(2)	(180)	14	(510)
Interest expense	—	—	—	—	68	68
Other (income) expense	3	6	1	2	(6)	6
Income tax expense (benefit)	(7)	10	9	15	(34)	(7)

Net income (loss)	$(67)	$205	$92	$(112)	$(64)	$54

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Nine Months Ended September 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$7,472	$5,080	$953	$1,152	$—	$14,657
Net premiums written	4,220	3,795	894	1,085	—	9,994
Net premiums earned	4,319	3,747	726	1,061	—	9,853
Losses and loss expenses	3,054	1,879	223	366	—	5,522
Policy benefits	—	3	—	253	—	256
Policy acquisition costs	394	869	147	161	—	1,571
Administrative expenses	433	569	41	173	109	1,325

Underwriting income (loss)	438	427	315	108	(109)	1,179

Net investment income	816	355	210	132	6	1,519
Net realized gains (losses) including OTTI	(242)	(40)	(47)	(95)	(145)	(569)
Interest expense	—	—	—	—	169	169
Other (income) expense	9	12	—	1	22	44
Income tax expense (benefit)	219	131	38	37	(105)	320

Net income (loss)	$784	$599	$440	$107	$(334)	$1,596

Statement of Operations by Segment

For the Nine Months Ended September 30, 2008

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Gross premiums written	$7,886	$5,332	$791	$913	$—	$14,922
Net premiums written	4,332	4,081	788	827	—	10,028
Net premiums earned	4,302	4,087	777	811	—	9,977
Losses and loss expenses	3,187	2,039	403	214	—	5,843
Policy benefits	—	10	—	233	—	243
Policy acquisition costs	450	897	152	119	—	1,618
Administrative expenses	398	598	43	143	111	1,293

Underwriting income (loss)	267	543	179	102	(111)	980

Net investment income	829	387	235	95	(5)	1,541
Net realized gains (losses) including OTTI	(450)	(199)	(67)	(302)	29	(989)
Interest expense	—	—	—	—	176	176
Other (income) expense	6	(14)	2	6	(104)	(104)
Income tax expense (benefit)	222	95	24	25	(83)	283

Net income (loss)	$418	$650	$321	$(136)	$(76)	$1,177

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, the Company does not allocate assets to its segments.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended September 30, 2009
Insurance – North American	$496	$904	$67	$1,467
Insurance – Overseas General	451	366	500	1,317
Global Reinsurance	134	113	—	247
Life	—	—	362	362

	$1,081	$1,383	$929	$3,393

For the Three Months Ended September 30, 2008
Insurance – North American	$551	$969	$63	$1,583
Insurance – Overseas General	500	376	549	1,425
Global Reinsurance	139	118	—	257
Life	—	—	344	344

	$1,190	$1,463	$956	$3,609

For the Nine Months Ended September 30, 2009
Insurance – North American	$1,361	$2,766	$192	$4,319
Insurance – Overseas General	1,293	1,038	1,416	3,747
Global Reinsurance	408	318	—	726
Life	—	—	1,061	1,061

	$3,062	$4,122	$2,669	$9,853

For the Nine Months Ended September 30, 2008
Insurance – North American	$1,214	$2,903	$185	$4,302
Insurance – Overseas General	1,420	1,151	1,516	4,087
Global Reinsurance	396	381	—	777
Life	—	—	811	811

	$3,030	$4,435	$2,512	$9,977

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The current and prior period calculations have been amended due to the impact of the adoption of the previously discussed new principles included within ASC Topic 260, Earnings Per Share. The previously reported amounts for basic and diluted earnings per share for the nine months ended September 30, 2008, were $3.51 and $3.46, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$494	$54	$1,596	$1,177
Dividends on Preferred Shares	—	—	—	(24)

Net income available to holders of Common Shares	$494	$54	$1,596	$1,153

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	337,190,828	333,632,699	336,501,257	332,539,162
Denominator for diluted earnings per share:
Share-based compensation plans	1,221,041	1,639,720	579,116	1,933,770

Adjusted weighted average shares outstanding and assumed conversions	338,411,869	335,272,419	337,080,373	334,472,932

Basic earnings per share	$1.46	$0.16	$4.74	$3.47

Diluted earnings per share	$1.46	$0.16	$4.73	$3.45

Excluded from adjusted weighted average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended September 30, 2009 and 2008, the potential anti-dilutive share conversions were 882,760 and 892,049, respectively. The potential anti-dilutive share conversions for the nine months ended September 30, 2009 and 2008, were 1,399,509 and 545,331, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2009, and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$40	$23,853	$22,028	$—	$45,921
Cash	87	418	237	—	742
Insurance and reinsurance balances receivable	—	3,009	617	—	3,626
Reinsurance recoverable on losses and loss expenses	—	17,187	(3,498)	—	13,689
Reinsurance recoverable on policy benefits	—	728	(383)	—	345
Value of business acquired	—	786	—	—	786
Goodwill and other intangible assets	—	3,216	556	—	3,772
Investments in subsidiaries	17,971	—	—	(17,971)	—
Due from (to) subsidiaries and affiliates, net	771	(546)	546	(771)	—
Other assets	23	7,424	1,493	—	8,940

Total assets	$18,892	$56,075	$21,596	$(18,742)	$77,821

Liabilities
Unpaid losses and loss expenses	$—	$30,038	$7,833	$—	$37,871
Unearned premiums	—	5,150	1,219	—	6,369
Future policy benefits	—	2,417	631	—	3,048
Short-term debt	—	200	—	—	200
Long-term debt	—	3,321	—	—	3,321
Trust preferred securities	—	309	—	—	309
Other liabilities	159	6,498	1,313	—	7,970

Total liabilities	159	47,933	10,996	—	59,088

Total shareholders’ equity	18,733	8,142	10,600	(18,742)	18,733

Total liabilities and shareholders’ equity	$18,892	$56,075	$21,596	$(18,742)	$77,821

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$1,669	$1,486	$—	$3,155
Net premiums earned	—	1,943	1,450	—	3,393
Net investment income	1	262	248	—	511
Equity in earnings of subsidiaries	500	—	—	(500)	—
Net realized gains (losses) including OTTI	(14)	(34)	(175)	—	(223)
Losses and loss expenses	—	1,230	655	—	1,885
Policy benefits	—	19	60	—	79
Policy acquisition costs and administrative expenses	4	574	446	(6)	1,018
Interest expense	(11)	70	(8)	9	60
Other (income) expense	1	8	42	—	51
Income tax expense (benefit)	(1)	49	46	—	94

Net income	$494	$221	$282	$(503)	$494

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,916	$1,360	$—	$3,276
Net premiums earned	—	2,151	1,458	—	3,609
Net investment income	(7)	273	254	—	520
Equity in earnings of subsidiaries	45	—	—	(45)	—
Net realized gains (losses) including OTTI	20	(243)	(287)	—	(510)
Losses and loss expenses	—	1,443	926	—	2,369
Policy benefits	—	35	56	—	91
Policy acquisition costs and administrative expenses	22	636	384	(4)	1,038
Interest expense	(11)	68	3	8	68
Other (income) expense	(7)	—	13	—	6
Income tax expense (benefit)	—	12	(19)	—	(7)

Net income	$54	$(13)	$62	$(49)	$54

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$5,514	$4,480	$—	$9,994
Net premiums earned	—	5,533	4,320	—	9,853
Net investment income	1	754	764	—	1,519
Equity in earnings of subsidiaries	1,656	—	—	(1,656)	—
Net realized gains (losses) including OTTI	(67)	(150)	(352)	—	(569)
Losses and loss expenses	—	3,471	2,051	—	5,522
Policy benefits	—	61	195	—	256
Policy acquisition costs and administrative expenses	30	1,603	1,284	(21)	2,896
Interest expense	(32)	198	(25)	28	169
Other (income) expense	1	13	30	—	44
Income tax expense (benefit)	(5)	221	104	—	320

Net income	$1,596	$570	$1,093	$(1,663)	$1,596

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$5,475	$4,553	$—	$10,028
Net premiums earned	—	5,642	4,335	—	9,977
Net investment income	(11)	795	757	—	1,541
Equity in earnings of subsidiaries	1,183	—	—	(1,183)	—
Net realized gains (losses) including OTTI	38	(433)	(594)	—	(989)
Losses and loss expenses	—	3,521	2,322	—	5,843
Policy benefits	—	90	153	—	243
Policy acquisition costs and administrative expenses	72	1,681	1,170	(12)	2,911
Interest expense	(29)	180	4	21	176
Other (income) expense	(11)	(14)	(79)	—	(104)
Income tax expense	1	232	50	—	283

Net income	$1,177	$314	$878	$(1,192)	$1,177

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$307	$1,385	$640	$2,332

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(14,312)	(16,646)	(30,958)
Purchases of fixed maturities held to maturity	—	(272)	(1)	(273)
Purchases of equity securities	—	(181)	(133)	(314)
Sales of fixed maturities available for sale	95	11,008	13,928	25,031
Sales of fixed maturities held to maturity	—	—	1	1
Sales of equity securities	—	520	582	1,102
Maturities and redemptions of fixed maturities available for sale	—	1,416	1,279	2,695
Maturities and redemptions of fixed maturities held to maturity	—	298	77	375
Net payments made on the settlement of investment derivatives	—	—	(23)	(23)
Other	1	(123)	49	(73)

Net cash flows from (used for) investing activities	96	(1,646)	(887)	(2,437)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(283)	—	—	(283)
Proceeds from exercise of options for Common Shares	9	—	—	9
Proceeds from Common Shares issued under ESPP	10	—	—	10
Net proceeds from (repayment of) short-term debt	—	(266)	—	(266)
Net proceeds from issuance of long-term debt	—	500	—	500
Advances (to) from affiliates	—	1	(1)	—

Net cash flows (used for) from financing activities	(264)	235	(1)	(30)

Effect of foreign currency rate changes on cash and cash equivalents	—	2	8	10

Net increase (decrease) in cash	139	(24)	(240)	(125)
Cash – beginning of period	(52)	442	477	867

Cash – end of period	$87	$418	$237	$742

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$1,124	$1,646	$370	$3,140

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(3)	(12,441)	(20,973)	(33,417)
Purchases of fixed maturities held to maturity	—	(303)	(13)	(316)
Purchases of equity securities	—	(409)	(425)	(834)
Sales of fixed maturities available for sale	—	10,638	19,806	30,444
Sales of equity securities	—	640	361	1,001
Maturities and redemptions of fixed maturities available for sale	—	1,087	1,125	2,212
Maturities and redemptions of fixed maturities held to maturity	—	290	93	383
Net proceeds from (payments made on) the settlement of investment derivatives	11	—	(26)	(15)
Advances (to) from affiliates	(275)	—	275	—
Acquisition of subsidiary (net of cash acquired of $19)	—	(2,522)	—	(2,522)
Other	(3)	(100)	(373)	(476)

Net cash flows used for investing activities	(270)	(3,120)	(150)	(3,540)

Cash flows (used for) from financing activities
Dividends paid on Common Shares	(276)	—	—	(276)
Dividends paid on Preferred Shares	(24)	—	—	(24)
Net proceeds from (repayment of) short-term debt	(51)	—	16	(35)
Net proceeds from issuance of long-term debt	—	1,195	—	1,195
Redemption of Preferred Shares	(575)	—	—	(575)
Proceeds from exercise of options for Common Shares	88	—	—	88
Proceeds from Common Shares issued under ESPP	10	—	—	10
Advances from (to) affiliates	—	230	(230)	—

Net cash flows (used for) from financing activities	(828)	1,425	(214)	383

Effect of foreign currency rate changes on cash and cash equivalents	—	(13)	(1)	(14)

Net increase (decrease) in cash	26	(62)	5	(31)
Cash – beginning of period	—	310	200	510

Cash – end of period	$26	$248	$205	$479

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

13. Subsequent events

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date that the financial statements were issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2009. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and in our quarterly report on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009. In addition, readers should review “Risk Factors” set forth in Item 1A. of Part I of our 2008 Form 10-K, as well as in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009, and in Item 1A. of Part II of this report.

Other Information

We routinely post important information for investors on our website (www.acelimited.com) under the Investor Relations section. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (SEC) Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the SEC) include but are not limited to:

•

developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, increased government involvement or intervention in the financial services industry, the cost and availability of financing, and foreign currency exchange rate fluctuations (which we refer to in this report as foreign exchange), which could affect our statement of operations, investment portfolio, financial position, and financing plans;

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

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain significant operations in Bermuda. ACE Limited, which is now domiciled in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) comprise a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health, and life insurance to individuals in select countries. Our reinsurance operations include both P&C and life companies. At September 30, 2009, ACE had total assets of $77.8 billion and shareholders’ equity of $18.7 billion.

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

Redomestication to Zurich, Switzerland

In July 2008, our shareholders approved proposals submitted by our Board of Directors to transfer our domicile from the Cayman Islands to Zurich, Switzerland, our new jurisdiction of incorporation (the Continuation). As a result of the Continuation, we are deregistered in the Cayman Islands and are now subject to Swiss law. In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. All Common Shares are registered shares with a current par value of CHF 32.20 each.

Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting currency for preparing our Consolidated Financial Statements. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which is not subject to Swiss withholding tax. Refer to “Liquidity” and “Capital Resources” below for more information, including changes to the process by which we make distributions in the form of par value reductions.

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

Investment in Assured Guaranty Ltd.

Assured Guaranty Ltd. (AGO), a Bermuda-based holding company, provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. On July 1, 2009, AGO acquired Financial Security Assurance Holdings Ltd. from Dexia Holdings Inc., a subsidiary of Dexia S.A. The purchase price included approximately $546 million in cash and approximately 22.3 million AGO common shares, according to AGO’s public filings. AGO financed the cash portion of the purchase price partly through a June 2009 issuance of 38.5 million common shares before the exercise of any overallotment option (June 2009 issuance), according to AGO’s public filings. Prior to the June 2009 issuance, ACE included its investment in AGO in Investments in partially-owned insurance companies using the equity method of accounting. Effective with the June 2009 issuance, ACE was deemed to no longer exert significant influence over AGO for accounting purposes and accounts for the investment in AGO as an available-for-sale equity security. ACE accounted for AGO’s June 2009 issuance, and resulting dilutive effect, as if we had sold a proportionate share of the investment. ACE recorded two adjustments in the third quarter of 2009 related to its investment in AGO. The first adjustment was a $44 million loss recorded in Other (income) expense which reflects the true-up of ACE’s proportionate share of AGO’s second quarter 2009 net income accounted for using the equity method of accounting, principally due to higher than anticipated unrealized losses recorded by AGO. AGO’s unrealized losses resulted from an increase in the value of its fair value liabilities because of improvements in AGO’s credit spread. The second adjustment was a $10 million gain recorded in Net realized gains (losses) which reflects the true-up of a realized loss recognized in the second quarter of 2009 related to a dilutive common share issuance by AGO. In light of the $44 million decrease in carrying value of ACE’s investment in AGO as described above, ACE reduced its previously recognized realized loss related to AGO’s dilutive common share issuance from $67 million to $57 million. As of September 30, 2009, the fair value of ACE’s investment in AGO was $372 million and $37 million of unrealized gain on this investment is reflected in Accumulated other comprehensive income.

Market Conditions

With stabilization of the global economy and recovering financial markets and industry capital, more competitive market conditions are emerging. Although for the quarter ended September 30, 2009, we experienced a modest increase in rates globally, rates for business written in the early part of the third quarter were more favorable than for business written late in the quarter.

During the quarter ended September 30, 2009, we continued to focus our efforts on building ACE’s capabilities – expanding our product offerings, our underwriting and geographic presence, and special initiatives centered on certain customer segments and our distribution. Our revenues were adversely impacted by a strong U.S. dollar and the recession’s impact on pricing and demand for coverage. Nevertheless, we reported growth in lines where more than price matters – our relative financial strength compared to competitors continued to produce business gains, and we have also benefited from growth in those areas of the market that have experienced underwriting losses and prices have risen adequately thus creating opportunity for ACE. These include professional lines, political risk, offshore energy, property catastrophe, and aviation.

Consistent with the first half of 2009, in the third quarter we continued to experience more favorable pricing on reinsurance-related risks compared to insurance-related risks and also more favorable pricing on business sourced through the retail market compared with the wholesale market. Our reinsurance business grew in the third quarter of 2009, as we continued to attract business based on our financial strength and clients’ capital needs. With respect to our insurance business, the market continued to improve, although not in all classes. We have experienced modest growth in our global retail P&C business – ACE USA and ACE International – and declines in our London and U.S. wholesale business. In North America, U.S. retail rates increased and renewal retentions were stable as our investment of resources into lines such as directors and officers (D&O), errors and omissions (E&O), excess casualty, environmental and medical all reported growth. Our North American risk management business experienced a decline in business due to the recession’s impact on exposure and increased competition. Our U.S. wholesale business, excluding crop, reported higher rates but lower retention as competitive conditions continued in excess and surplus casualty and professional lines. Crop premiums declined primarily due to a decline in commodity prices. Our international P&C business reported growth in all regions as rates increased slightly and we benefitted from clients looking for financial strength as opposed to simply a price advantage. This was particularly evident in our financial lines offerings. Although our international wholesale business has experienced competitive conditions, rates in our portfolio increased modestly and we began to see a significant improvement in aviation pricing for the fourth quarter. Our A&H business continues to be impacted by the recession driven by a slow-down in growth and increased lapse rates as consumers adjust to less available credit, overall decreased travel, and employers reducing employee benefits including accident insurance.

Refer also to “Overview” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Form 10-K.

Fair Value Measurements

We partially adopted the provisions (specific provisions described below) included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008. We fully adopted the provisions effective January 1, 2009. These provisions define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified.

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

While the Company obtains values for the majority of the investment securities it holds from one or more pricing services, it is ultimately management’s responsibility to determine whether the values obtained and recorded in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with the GAAP definition of fair value as an exit price. Based on our understanding of the methodologies used by our pricing services, all applicable investments have been valued in accordance with GAAP valuation principles. We do not typically adjust prices obtained from pricing services.

At September 30, 2009, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 14 percent of our liabilities that are measured at fair value and one percent of our total liabilities at September 30, 2009. During the quarter ended September 30, 2009, we transferred $32 million into our Level 3 assets. Refer to Note 9 to the Consolidated Financial Statements for a description of the valuation measurements used for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three and nine months ended September 30, 2009 and 2008.

Guaranteed minimum income benefits (GMIB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assume the risk of GMIBs associated with variable annuity (VA) contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the provisions of ASC Topic 944, Financial Services-Insurance, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying annuities through lapses, annuitization, or death). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 3. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8 of our 2008 Form 10-K, for further description of this product and related accounting treatment.

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

During the quarter ended September 30, 2009, we recorded $65 million of realized losses for GMIB reinsurance, primarily due to a significant narrowing of A-rated credit spreads (A-rated credit spreads are a proxy for ACE’s own credit spreads and a narrowing implies a reduction of the discount rate of future cash flows), partially offset by a rising equity market. During the nine months ended September 30, 2009, we recorded $218 million of realized gains for GMIB reinsurance, primarily due to a rising equity market and increased interest rate levels, partially offset by narrowing A-rated credit spreads and the receipt of premium (which increases the fair value). This excludes realized losses of $144 million during the quarter ended September 30, 2009, and $300 million during the nine months ended September 30, 2009, on derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GMIB reinsurance and the realized losses on the derivatives for the quarters ended September 30, 2009, and 2008.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $49 million and $280 million at September 30, 2009, and December 31, 2008, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008 or the first nine months of 2009, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living account values
2009 and prior	1%
2010	<1%
2011	<1%
2012	7%
2013	25%
2014	19%
2015	5%
2016	6%
2017	17%
2018 and after	20%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$28	$31	$79	$95
Less paid claims	34	16	116	32

Net	$(6)	$15	$(37)	$63

Living Benefits (Includes GMIB and GMAB)
Premium	$40	$39	$121	$109
Less paid claims	—	—	1	—

Net	$40	$39	$120	$109

Total VA Guaranteed Benefits
Premium	$68	$70	$200	$204
Less paid claims	34	16	117	32

Net	$34	$54	$83	$172

The amounts represent accrued past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

For premiums and claims from variable annuity contracts reinsuring GMDBs, at current market levels we expect approximately $135 million of claims and $103 million of premium on death benefits over the next 12 months.

Living Benefits (Includes GMIB and GMAB)

Premiums and claims from variable annuity contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as Living Benefits. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders begin to become eligible in 2013. At current market levels we expect approximately $1 million of claims and $152 million of premium on living benefits over the next 12 months.

Capital

As of September 30, 2009, the capital required to support the variable annuity guaranty business was approximately $460 million. All else equal, any additional capital required as a result of a falling equity market would be approximately offset by the increase in the fair value of currently held hedge assets.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, equal to their ceded statutory reserves. At December 31, 2009, a new statutory reserve guideline adopted by the National Association of Insurance Commissioners is scheduled to take effect in the U.S. called Actuarial Guideline 43 that governs statutory reserve calculation for variable annuity guarantees. In many cases this will impact the ceded statutory reserves from our U.S.-domiciled clients and the collateral ACE Tempest Life Re holds on their behalf. ACE Tempest Life Re has access to both letter of credit capacity and trustable assets that are sufficient (based on current estimates) to meet the funding requirements. The timing and amount of the calculation of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

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

Consolidated Operating Results – Three and Nine Months Ended September 30, 2009 and 2008

Our consolidated operating results include the results of Combined Insurance from April 1, 2008.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Net premiums written	$3,155	$3,276	$9,994	$10,028	(4)%	0%
Net premiums earned	3,393	3,609	9,853	9,977	(6)%	(1)%
Net investment income	511	520	1,519	1,541	(2)%	(1)%
Net realized gains (losses)	(223)	(510)	(569)	(989)	56%	42%

Total revenues	$3,681	$3,619	$10,803	$10,529	2%	3%

Losses and loss expenses	1,885	2,369	5,522	5,843	(20)%	(5)%
Policy benefits	79	91	256	243	(13)%	5%
Policy acquisition costs	567	581	1,571	1,618	(2)%	(3)%
Administrative expenses	451	457	1,325	1,293	(1)%	2%
Interest expense	60	68	169	176	(12)%	(4)%
Other (income) expense	51	6	44	(104)	750%	NM

Total expenses	$3,093	$3,572	$8,887	$9,069	(13)%	(2)%

Income before income tax	588	47	1,916	1,460	1151%	31%
Income tax expense (benefit)	94	(7)	320	283	NM	13%

Net income	$494	$54	$1,596	$1,177	815%	36%

NM – not meaningful

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased in the quarter ended September 30, 2009, compared with the prior year quarter, primarily due to declines in crop and P&C business at our U.S.-based wholesale division and the impact of unfavorable foreign exchange in our international retail operations. Net premiums written in the nine months ended September 30, 2009, were stable as the unfavorable foreign exchange impact and lower production in wholesale P&C, the retail national account and property units, and personal lines was offset by increased retail specialty casualty production, the inclusion of Combined Insurance for the full period (the prior year period included the results of Combined Insurance from April 1, 2008) and the annual first quarter crop settlement. The inclusion of Combined Insurance for the full period added approximately three percentage points to our net premiums written for the nine months ended September 30, 2009. The crop settlement added two percentage points.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Property and all other	$1,081	$1,190	$3,062	$3,030	(9)%	1%
Casualty	1,383	1,463	4,122	4,435	(5)%	(7)%

Subtotal	2,464	2,653	7,184	7,465	(7)%	(4)%
Personal accident (A&H)	793	845	2,279	2,181	(6)%	4%
Life	136	111	390	331	23%	18%

Net premiums earned	$3,393	$3,609	$9,853	$9,977	(6)%	(1)%

	Three Months Ended September 30		Nine Months Ended September 30
	2009 % of total	2008 % of total	2009 % of total	2008 % of total

Property and all other	32%	33%	31%	30%
Casualty	41%	41%	42%	45%

Subtotal	73%	74%	73%	75%
Personal accident (A&H)	23%	23%	23%	22%
Life	4%	3%	4%	3%

Net premiums earned	100%	100%	100%	100%

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. The decrease in net premiums earned for the quarter ended September 30, 2009, compared with the prior year quarter, was primarily related to unfavorable foreign exchange impact in our international retail operations as well as the decrease in crop and P&C business at our U.S.-based wholesale division, partially offset by the growth of retail specialty casualty business. Net premiums earned for the nine months ended September 30, 2009, were stable as declines in wholesale P&C, were offset by growth in assumed loss portfolio business, crop business, and retail specialty casualty and included Combined Insurance’s results for the full period. Excluding Combined Insurance, net premiums earned decreased four percentage points in the nine months ended September 30, 2009.

Net investment income decreased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to lower yields on new investments, partially offset by an increase in average invested assets. Net investment income was also adversely impacted by unfavorable foreign exchange rate movements. Refer to “Net Investment Income” and “Investments”.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Loss and loss expense ratio	58.2%	69.5%	58.7%	61.5%
Policy acquisition cost ratio	16.7%	16.3%	16.0%	16.3%
Administrative expense ratio	13.2%	12.1%	13.1%	12.6%

Combined ratio	88.1%	97.9%	87.8%	90.4%

The following table shows the impact of catastrophe losses, prior period development, and other significant events on our consolidated loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	58.2%	69.5%	58.7%	61.5%
Catastrophe losses	(1.5)%	(12.7)%	(1.3)%	(5.5)%
Prior period development excluding crop/hail results	6.5%	8.5%	4.8%	4.9%
Prior period development crop/hail related	0.2%	0.0%	0.1%	1.2%

Loss and loss expense ratio, adjusted	63.4%	65.3%	62.3%	62.1%

We recorded $45 million and $114 million in net catastrophe losses in the three and nine months ended September 30, 2009, respectively, compared with $411 million and $500 million in the prior year periods, respectively. The catastrophe losses for the quarter ended September 30, 2009, were primarily related to an earthquake in Asia and floods in Europe. Catastrophe losses for the nine months ended September 30, 2009, also included several weather-related events in the U.S. and a European windstorm. For the three and nine months ended September 30, 2008, our catastrophe losses were primarily related to Hurricanes Gustav and Ike and floods in the U.S. The decrease in the adjusted loss and loss expense ratio for the quarter ended September 30, 2009, was primarily related to more favorable current accident year experience in our international operations and changes in business mix in our reinsurance business.

We experienced $203 million and $429 million of net favorable prior period development in the three and nine months ended September 30, 2009, respectively. This compares with net favorable prior period development of $277 million and $562 million in the three and nine months ended September 30, 2008, respectively. The favorable prior period development was the net result of several underlying favorable and adverse movements. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. With respect to our crop business, we regularly receive reports from our managing general agent (MGA) relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses and profit share commission. Commencing with the quarter ended September 30, 2009, prior period development for our crop business includes adjustments to both crop losses and loss expenses, and the related crop profit share commission. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in the quarter ended September 30, 2009, compared with the prior year quarter, primarily due to higher commission rates on Combined Insurance’s international A&H business and lower inward reinstatement premiums in our reinsurance business; reinstatement premiums generate minimal acquisition costs. Our administrative expenses declined in the quarter ended September 30, 2009, compared with the prior year quarter, primarily due to improvements in our international retail division. For the nine months ended September 30, 2009, our administrative expenses increased primarily due to the inclusion of administrative expenses related to Combined Insurance for the full period.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate was 16 percent and 17 percent in the three and nine months ended September 30, 2009, respectively. This compares with an income tax benefit in the prior year quarter and an effective income tax rate of 19 percent in the prior year period. The income tax benefit in the prior year quarter was driven by catastrophe losses which were incurred primarily in higher tax paying jurisdictions, as well as, large realized losses on investment and derivatives.

Prior Period Development

The favorable prior period development of $203 million and $277 million during the quarters ended September 30, 2009 and 2008, respectively, was the net result of several underlying favorable and adverse movements. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. With respect to our crop business, we regularly receive reports from our MGA relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses and profit share commission. Commencing with the quarter ended September 30, 2009, prior period development for our crop business includes adjustments to both crop losses and loss expenses, and the related crop profit share commission. In the sections following the table below, significant prior period movements within each reporting segment by claim-tail attribute are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability, while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine. The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the periods indicated.

Three Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2009
Insurance – North American	$(51)	$6	$(45)	0.3%
Insurance – Overseas General	(107)	(12)	(119)	1.8%
Global Reinsurance	(39)	—	(39)	1.6%

Total	$(197)	$(6)	$(203)	0.8%

2008
Insurance – North American	$(73)	$(30)	$(103)	0.7%
Insurance – Overseas General	(69)	(52)	(121)	1.7%
Global Reinsurance **	(11)	(42)	(53)	2.0%

Total	$(153)	$(124)	$(277)	1.1%

Nine Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2009
Insurance – North American	$(88)	$(41)	$(129)	0.8%
Insurance – Overseas General	(110)	(59)	(169)	2.8%
Global Reinsurance	(92)	(39)	(131)	5.2%
Life	—	1	1	0.3%

Total	$(290)	$(138)	$(428)	1.8%

2008
Insurance – North American	$(60)	$(189)	$(249)	1.7%
Insurance – Overseas General	(111)	(108)	(219)	3.4%
Global Reinsurance **	(15)	(79)	(94)	3.5%

Total	$(186)	$(376)	$(562)	2.4%

*	Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves.
**	Global Reinsurance: $3 million favorable prior period development on workers’ compensation catastrophe was reclassified from short-tail to long-tail.

Insurance – North American

Insurance – North American experienced $45 million of net favorable prior period development in the quarter ended September 30, 2009, compared with net favorable prior period development of $103 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2009, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net favorable development of $51 million on long-tail business including:

•

Favorable development of $16 million in our foreign casualty product line primarily impacting the 2006 accident year. Reported incurred loss activity was favorable relative to the expected activity implied in our prior review, particularly for workers’ compensation and general liability. This coverage typically includes high volume, low average premium business covering overseas exposures with shorter development patterns than typically found for larger commercial risks.

•

Favorable development of $15 million in our medical risk business unit with the favorable activity concentrated in the 2004 and 2005 report years for hospital professional liability business. Our portfolio includes both primary and excess facilities business written primarily on a claims-made basis. Loss activity in the most recent calendar year for this business was lower than expected. In addition, all open claims for the 2005 and prior report years were reviewed in the quarter ended September 30, 2009, and updated using the most recent available information. This review led to a revision in our estimate of ultimate losses for the portfolio.

•

Favorable development of $33 million in our ACE Financial Solutions business unit concentrated in policies issued in the 2004-2006 years. This favorable development was a function of a continuation of lower than expected loss development, first observed in 2008, on a small number of large risks with predominantly workers’ compensation exposure.

•

Favorable development of $10 million for workers’ compensation captive business primarily for the 1999 and prior accident years. This correction resulted from a reserve reconciliation completed in the quarter ended September 30, 2009.

•

Adverse development of $19 million on participations in run-off assumed reinsurance pools impacting accident years prior to 1999. A recent audit found that assumed losses payable had not been registered and this caused an understatement of the required reserves for this portfolio in prior quarters.

•

Adverse development of $8 million on run-off environmental losses for accident years prior to 1999 in the Brandywine business unit due to a single large claim where a recent court decision required the return of a contribution previously received from a third party.

•	Net adverse development of $6 million on short-tail business including:

•

Adverse development of $27 million in our energy and global property business lines primarily affecting the 2008 accident year. Higher than expected loss activity on a few large complex claims led to the increase in our estimate of ultimate losses in the quarter ended September 30, 2009.

•

Adverse development of $10 million in our commercial marine lines affecting the 2008 accident year. A claims review of the 2008 hurricane losses performed in the quarter ended September 30, 2009 led to increases in loss estimates for several claims.

•

Adverse development of $6 million in our farm line primarily associated with the 2008 accident year. Paid and reported loss activity for this product line was higher than anticipated in the current calendar year.

•

Favorable development of $17 million in our Canadian accident and health business affecting the 2008 and prior accident years. This resulted from a reconciliation of statutory and GAAP ledger balances completed in the quarter ended September 30, 2009.

•

Favorable development of $13 million in our inland marine product line primarily associated with the 2008 accident year. Paid and reported loss activity for this product line was lower than anticipated in the current calendar year.

•	Favorable development of $7 million in our crop/hail business relating to the recording in the quarter ended September 30, 2009, of the most recent bordereau for the 2008 crop year.

The net prior period development for the quarter ended September 30, 2008, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net favorable development of $73 million on long-tail business including:

•

Net adverse development totaling less than $1 million in our national accounts portfolio but comprised of several underlying parts, two of which are described here. First, $21 million of adverse development relating to 2004 and prior accident years as a result of a reconciliation review of deductible recoveries processed against workers’ compensation claims on high deductible contracts, primarily those with aggregate limits. The change was driven by identification of contracts where deductible recoveries continued to be processed despite the presence of an aggregate limit on the insured’s exposure. Second, favorable development of $13 million relating to the 1999-2002 accident years primarily on a block of run-off programs comprising general liability, auto liability, and workers’ compensation product coverages. The favorable development was a result of lower than expected paid and case incurred development observed in the most recent reserve review which resulted in lower selected ultimate loss projections.

•

Adverse development of $29 million on our portfolio of Defense Base Acts workers’ compensation coverage (covers U.S. government employees overseas). We experienced higher than expected incurred loss development since the last reserve study completed in 2007, concentrated in the 2006 and 2007 accident years. The majority of the development was related to increases in case reserves on known claims for these accident years, and recorded in the quarter ended September 30, 2008. These increases were judged to be more than claim acceleration and resulted in significant increases in the 2006 and 2007 accident years ultimate loss projections given the immaturity of the impacted accident years and long-tail nature of the portfolio.

•

Favorable development of $46 million on our medical risk business, primarily our hospital professional liability portfolio for the 2004 and 2005 accident years. Coverage is provided on a claims-made basis and both paid and case incurred loss activity since our last review completed in

2007, have been favorable relative to expected. As these accident periods matured, we gradually increased the weight applied to experience-based methods, including the Bornhuetter-Ferguson method, and placing less weight on our initial expected loss ratio method.

•

Favorable development of $51 million on our long-tail exposures in our retail P&C operations, principally arising in the 2005 accident year on excess casualty, umbrella, and D&O product lines. Actual paid and case incurred loss activity has been lower than expected since our prior analysis, completed in 2007. In addition, we have increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident years mature.

•	Net favorable development of $30 million on short-tail business including:

•

Favorable development of $29 million on property business in our retail division, primarily associated with the 2007 accident year and a portfolio of diverse global exposures written on an excess basis. Reported loss activity during the first half of 2008 was lower than anticipated in our prior review.

•

Favorable development of $6 million in our retail P&C operations concentrated in the 2006 and 2007 accident years, covering multiple product lines including property and auto physical damage. Reported loss activity on these product lines was lower than expected.

Insurance – Overseas General

Insurance – Overseas General experienced $119 million of net favorable prior period development in the quarter ended September 30, 2009, compared with net favorable prior period development of $121 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $107 million on long-tail business including:

•

Favorable development of $190 million on the 2005 and prior accident years in casualty (primary and excess) and financial lines. The detailed reviews completed in the quarter ended September 30, 2009, noted improvements in the experience relative to the expectations of the prior detailed analyses, including case-specific savings on several significant 2001-2003 bankers’ professional indemnity claims. Due to the greater level of maturity of these years, increasing weight has been given to the emerged loss experience.

•

Adverse development of $60 million relating to the 2008 accident year for financial lines in connection with exposure to recent financial frauds. This amount was based on a claims review in the quarter ended September 30, 2009, of notifications and potential exposure. During this review, we obtained assessments from external legal counsel of the governing law on each potential claim and assessed all other claimant information, to arrive at the provision for each case.

•

Adverse development of $10 million for subprime claims in the 2008 accident year for financial lines. This increase reflects an updated claims review in the quarter ended September 30, 2009, of all notified claims.

•

Adverse development of $10 million driven predominantly by a recent court ruling in a major Continental European country on “quality of life” damages that is expected to increase casualty claim severities. The increases were focused in the 2006-2008 accident years.

•	Net favorable development of $12 million on short-tail business including:

•

Favorable development of $13 million on aviation. In combination with the detailed review in the quarter on all of aviation, case-specific reductions on products liability claims, primarily in the 2005 and prior accident years, led to a $19 million release, while adverse airline liability experience on the 2006-2008 accident years led to a $6 million strengthening.

•

Favorable development of $5 million on A&H lines. A review of development patterns conducted in the quarter ended September 30, 2009, coupled with the recent favorable loss activity led to reserve releases for the 2006 and 2007 accident years.

•

Favorable development of $3 million on political risk. For the 2006 and prior accident years, there was favorable development of $11 million in connection with a potential settlement on South American exposure. On the other hand, there was adverse movement of $8 million on the 2007 and 2008 accident years in connection with a number of reported structured trade credit claims in excess of expectations, along with the review of all other activity.

•

Adverse development of $6 million on property and energy lines in the 2007 and 2008 accident years. A review of the activity in the quarter ended September 30, 2009, and applicable reinsurance recoverables led to a strengthening of reserves related to these years.

The net prior period development for the quarter ended September 30, 2008, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net favorable development of $69 million on long-tail business including:

•

Favorable development of $104 million from the 2004 and prior accident years in our international retail financial lines and casualty (primary and excess) portfolios. The financial lines and primary casualty releases were mainly in the 2004 and prior accident years. The excess casualty changes were primarily in the 2001 and prior accident years. Actual paid and case incurred loss activity was lower than expected since our prior analysis. In addition, we increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident periods matured.

•

Adverse development of $34 million primarily on the 2007 accident year in international retail financial lines and casualty portfolios following heavier than expected loss emergence. Actual major claim notices received in the quarter ended September 30, 2009, caused loss estimates on U.K. excess casualty and Continental Europe financial lines to be increased. Loss projections for certain primary casualty portfolios increased following adverse attritional claim activity (i.e., excluding catastrophes and large losses) and a large loss.

•	Net favorable development of $52 million on short-tail business including:

•

Favorable development in ACE Global Markets aviation of $18 million, including a release on accident years 2000-2002 of $26 million following claim reporting experience that was better than expected and a detailed claims review of actual reported claims. In contrast, reserves for more recent accident years were strengthened by $8 million, primarily from adverse claim activity in the airport liability book.

•

Net favorable development of $15 million in property and A&H lines in our international retail operations. This was principally comprised of $10 million of favorable development on the 2003-2007 accident years, predominantly from a run-off block of excess property business. The block is reviewed annually and favorable emergence on individual case estimates since the last review (completed in 2007) led to the release. The remaining $5 million favorable development arose on A&H business following favorable loss emergence.

•

Favorable development on specialty lines in our international retail operations of $5 million. This was mainly from the Continental Europe marine book primarily in the 2002-2007 accident years. This line indicated lower projections due to actual losses being less than expected losses in the quarter ended September 30, 2008. Since this short-tail line predominantly relies on experience-based methods, estimates were reduced for the quarter ended September 30, 2008.

•

Favorable development of $20 million for the 2004 and 2005 hurricane losses in ACE Global Markets’ property portfolio following the completion in the quarter ended September 30, 2008, of a detailed review by the claims department of each reported case.

•

Adverse development of $12 million in the quarter ended September 30, 2008, due to several major ACE Global Markets energy losses primarily for the 2006 and 2007 accident years. We were notified of one of these losses in the quarter ended September 30, 2008. The remainder of the increase arose on previously notified claims that were subject to a detailed claims review during the quarter ended September 30, 2008, which considered individual event circumstances and their associated coverages.

•	Favorable development in the ACE Global Markets marine book of $5 million primarily in the 2005 and 2006 accident years as a result of greater credibility to projections based on reported claims.

Global Reinsurance

Global Reinsurance experienced $39 million of net favorable prior period development in the quarter ended September 30, 2009, compared with $53 million of net favorable prior period development in the prior year quarter. The net prior period development for the quarter ended September 30, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $39 million on long-tail business including:

•

Favorable development of $24 million in the medical malpractice lines of business principally in treaty years 2004-2006 and favorable development of $15 million in the professional liability/D&O line of business primarily in treaty years 2004-2006. These developments were the result of reserve studies on these lines of business completed during the quarter ended September 30, 2009, which revealed that experience has been relatively favorable compared with assumptions.

The net prior period development for the quarter ended September 30, 2008, was the net result of underlying adverse and favorable movements, driven by the following principal changes:

•	Net favorable development of $11 million on long-tail business across many lines and years including:

•

Favorable development of $11 million principally from treaty years 2003 and 2004 across a number of portfolios (principally professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods away from expectations as these treaty periods mature.

•	Net favorable development of $42 million on short-tail business across a number of lines and years including:

•

Favorable prior period development of $16 million on treaty years 2006 and prior across several portfolios. The development arose principally on property and the credit and surety line following completion of reserve reviews in the quarter ended September 30, 2008. The property portfolio benefited from better than expected claim emergence, while the release in the credit & surety line followed a detailed review of claims and associated recoveries, together with favorable loss emergence.

•

Favorable prior period development of $14 million on treaty years 2006 and prior across several portfolios, principally property, marine, and energy. This included a $9 million property release on U.S. and international property exposures and reflected lower than anticipated loss emergence.

•

Net favorable development of $12 million on the 2002-2006 accident years in our property catastrophe portfolio of claims from prior catastrophic events. The release followed a review of each cedant’s coverage terms and reflected lower reported claim development than previously anticipated.

Life

Life experienced no net prior period development in the quarter ended September 30, 2009, and in the prior year quarter.

Segment Operating Results – Three and Nine Months Ended September 30, 2009 and 2008

The discussions that follow include tables that show our segment operating results for the three and nine months ended September 30, 2009 and 2008.

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

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Net premiums written	$1,374	$1,461	$4,220	$4,332	(6)%	(3)%
Net premiums earned	1,467	1,583	4,319	4,302	(7)%	0%
Losses and loss expenses	1,053	1,356	3,054	3,187	(22)%	(4)%
Policy acquisition costs	142	160	394	450	(11)%	(12)%
Administrative expenses	146	132	433	398	11%	9%

Underwriting income (loss)	$126	$(65)	$438	$267	NM	64%

Net investment income	278	278	816	829	0%	(2)%
Net realized gains (losses)	(25)	(284)	(242)	(450)	91%	46%
Other (income) expense	4	3	9	6	33%	50%
Income tax expense (benefit)	47	(7)	219	222	NM	(1)%

Net income (loss)	$328	$(67)	$784	$418	NM	88%

Loss and loss expense ratio	71.7%	85.6%	70.7%	74.1%
Policy acquisition cost ratio	9.7%	10.1%	9.1%	10.4%
Administrative expense ratio	9.9%	8.4%	10.0%	9.3%

Combined ratio	91.3%	104.1%	89.8%	93.8%

Net premiums written for the Insurance – North American segment decreased in the quarter ended September 30, 2009, compared with the prior year quarter. This decrease was primarily related to declines in our crop business, which was impacted by lower commodity prices, as well as lower wholesale P&C production. Our U.S.-based retail business reported continued growth in specialty casualty and professional lines offset by declines in the national accounts and property divisions, as well as unfavorable foreign exchange impact from our Canadian operations. The retail business’ growth in specialty casualty and professional lines was driven by improved market conditions, several new product offerings, and successful initiatives in the small workers’ compensation and A&H units. Our high net worth business, ACE Private Risk Services, reported growth in net premiums written for the quarter ended September 30, 2009, on the strength of new business in homeowner’s, inland marine, and umbrella coverages. Insurance – North American reported a decrease in net premiums written for the nine months ended September 30, 2009, primarily as a result of declines in wholesale professional, casualty and property lines, as well as lower retail property and national accounts production, and unfavorable foreign exchange impact from our Canadian operations. Partially offsetting these declines was growth in our specialty casualty, assumed loss portfolio and crop businesses. In addition, the first quarter of 2008, included a one-time portfolio assumption of $76 million in net premiums written as part of the acquisition of our personal lines business.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Property and all other	$496	$551	$1,361	$1,214	(10)%	12%
Casualty	904	969	2,766	2,903	(7)%	(5)%
Personal accident (A&H)	67	63	192	185	6%	4%

Net premiums earned	$1,467	$1,583	$4,319	$4,302	(7)%	0%

	Three Months Ended September 30		Nine Months Ended September 30
	2009 % of Total	2008 % of Total	2009 % of Total	2008 % of Total
Property and all other	34%	35%	32%	28%
Casualty	62%	61%	64%	68%
Personal accident (A&H)	4%	4%	4%	4%

Net premiums earned	100%	100%	100%	100%

Insurance – North American’s decrease in net premiums earned for the quarter ended September 30, 2009, compared with the prior year quarter, was primarily due to the decline in crop business and lower earnings on wholesale casualty and professional lines. Our retail business experienced lower earnings on national accounts and property business, as well as unfavorable foreign exchange impact from the Canadian operations, partially offset by increased earnings from specialty casualty products. The results for the nine months ended September 30, 2009, benefited from the annual first quarter crop settlement, growth in retail specialty casualty and professional lines, as well as higher assumed loss portfolio business, partially offset by declines in wholesale P&C and retail property, and the unfavorable foreign exchange impact in our Canadian operations.

The following table shows the impact of catastrophe losses and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	71.7%	85.6%	70.7%	74.1%
Catastrophe losses	(1.6)%	(17.0)%	(1.1)%	(7.1)%
Prior period development excluding crop/hail results	2.5%	6.5%	2.7%	3.0%
Prior period crop/hail related	0.5%	—%	0.3%	2.7%

Loss and loss expense ratio, adjusted	73.1%	75.1%	72.6%	72.7%

Insurance – North American’s net catastrophe losses were $24 million and $48 million in the three and nine months ended September 30, 2009, compared with $258 million and $295 million in the prior year periods. The catastrophe losses for the quarter ended September 30, 2009, were primarily related to an earthquake in Asia. Catastrophe losses for the nine months ended September 30, 2009, also included several weather-related events in the U.S. Catastrophe losses for the prior year periods were primarily related to Hurricanes Gustav and Ike. Insurance – North American experienced net favorable prior period development of $45 million and $129 million in the three and nine months ended September 30, 2009. This compares with net favorable prior period development of $103 million and $249 million in the prior year periods. Refer to “Prior Period Development” for more information. The decrease in our loss and loss expense ratio, adjusted, for the quarter ended September 30, 2009, relates primarily to favorable changes in business mix in our wholesale division, as well as improved current accident year experience in our property and high net worth businesses.

Insurance – North American’s policy acquisition cost ratio decreased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to higher ceding commissions in our retail division partially offset by higher commission on crop business in the current quarter. Additionally, for the nine months ended September 30, 2009, our policy acquisition cost ratio benefited from more favorable final crop year settlement of profit share commissions, compared with the prior year period. Insurance – North American’s administrative expense ratio increased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to higher administrative expenses in our retail division to support new business growth and new product expansion in certain businesses.

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

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Net premiums written	$1,203	$1,293	$3,795	$4,081	(7)%	(7)%
Net premiums earned	1,317	1,425	3,747	4,087	(8)%	(8)%
Losses and loss expenses	631	731	1,879	2,039	(14)%	(8)%
Policy benefits	—	5	3	10	NM	(70)%
Policy acquisition costs	316	329	869	897	(4)%	(3)%
Administrative expenses	204	217	569	598	(6)%	(5)%

Underwriting income	$166	$143	$427	$543	16%	(21)%

Net investment income	121	136	355	387	(11)%	(8)%
Net realized gains (losses)	40	(58)	(40)	(199)	NM	80%
Other (income) expense	3	6	12	(14)	(50)%	NM
Income tax expense	56	10	131	95	460%	38%

Net income	$268	$205	$599	$650	31%	(8)%

Loss and loss expense ratio	48.0%	51.6%	50.2%	50.1%
Policy acquisition cost ratio	24.0%	23.1%	23.2%	22.0%
Administrative expense ratio	15.4%	15.2%	15.2%	14.6%

Combined ratio	87.4%	89.9%	88.6%	86.7%

Insurance – Overseas General’s net premiums written decreased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to a strengthening of the U.S. dollar relative to major currencies. Refer to the table below for the impact of foreign exchange on net premiums written and earned. On a constant dollar basis, our international retail operations experienced P&C growth in all regions and reported increased A&H business in Europe and Latin America. In addition to the unfavorable foreign exchange impact, our London market unit reported lower constant dollar production within most product lines, partially offset by current quarter growth in political risk, financial lines, and energy lines of business.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)

Line of Business
Property and all other	$451	$500	$1,293	$1,420	(10)%	(9)%
Casualty	366	376	1,038	1,151	(3)%	(10)%
Personal accident (A&H)	500	549	1,416	1,516	(9)%	(7)%

Net premiums earned	$1,317	$1,425	$3,747	$4,087	(8)%	(8)%

Region
Europe	$591	$670	$1,686	$1,860	(12)%	(9)%
Asia Pacific	199	213	562	607	(7)%	(7)%
Far East	115	102	334	307	13%	9%
Latin America	200	203	554	597	(1)%	(7)%

	1,105	1,188	3,136	3,371	(7)%	(7)%
ACE Global Markets	212	237	611	716	(11)%	(15)%

Net premiums earned	$1,317	$1,425	$3,747	$4,087	(8)%	(8)%

	Three Months Ended September 30		Nine Months Ended September 30
	2009 % of Total	2008 % of Total	2009 % of Total	2008 % of Total

Line of Business
Property and all other	34%	35%	34%	35%
Casualty	28%	26%	28%	28%
Personal accident (A&H)	38%	39%	38%	37%

Net premiums earned	100%	100%	100%	100%

Region
Europe	45%	47%	45%	45%
Asia Pacific	15%	15%	15%	14%
Far East	9%	7%	9%	8%
Latin America	15%	14%	15%	15%

	84%	83%	84%	82%
ACE Global Markets	16%	17%	16%	18%

Net premiums earned	100%	100%	100%	100%

Insurance – Overseas General’s net premiums earned decreased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to an unfavorable foreign exchange impact. On a constant dollar basis, net premiums earned increased due to growth in P&C production in our international retail operations. Our London market operations reported a decline in net premiums earned due to lower production in prior quarters.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net premiums written:
Growth in original currency	1.3%	3.8%
Foreign exchange effect	(8.2)%	(10.8)%

Growth as reported in U.S. dollars	(6.9)%	(7.0)%

Net premiums earned:
Growth in original currency	0.2%	3.1%
Foreign exchange effect	(7.8)%	(11.4)%

Growth as reported in U.S. dollars	(7.6)%	(8.3)%

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	48.0%	51.6%	50.2%	50.1%
Catastrophe losses	(1.3)%	(3.5)%	(1.1)%	(2.2)%
Prior period development	9.0%	8.6%	4.5%	5.4%

Loss and loss expense ratio, adjusted	55.7%	56.7%	53.6%	53.3%

Net catastrophe losses were $16 million and $41 million for the three and nine months ended September 30, 2009, respectively. This compares with net catastrophe losses of $49 million and $89 million in the prior year periods. The catastrophe losses for the quarter ended September 30, 2009, were primarily related to floods in Europe. Catastrophe losses for the nine months ended September 30, 2009, also included European windstorms. Insurance – Overseas General experienced net favorable prior period development of $119 million and $169 million in the three and nine months ended September 30, 2009, respectively, compared with favorable prior period development of $121 million and $219 million, respectively in the prior year periods. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio for the quarter ended September 30, 2009, decreased primarily due to more favorable current accident year experience, compared with the prior year quarter. After considering this impact, a slight deterioration in A&H loss experience had an increasing impact on our loss and loss expense ratio for the three and nine months ended September 30, 2009.

Insurance – Overseas General’s policy acquisition cost ratio increased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to higher amortization of value of business acquired due to increased lapse rates on Combined Insurance’s A&H business. Insurance – Overseas General’s administrative expense ratio increased in the three and nine months ended September 30, 2009, primarily due to the decrease in net premiums earned.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C companies.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Net premiums written	$206	$174	$894	$788	18%	13%
Net premiums earned	247	257	726	777	(4)%	(7)%
Losses and loss expenses	80	178	223	403	(55)%	(45)%
Policy acquisition costs	50	44	147	152	14%	(3)%
Administrative expenses	15	14	41	43	7%	(5)%

Underwriting income	$102	$21	$315	$179	386%	76%

Net investment income	65	83	210	235	(22)%	(11)%
Net realized gains (losses)	(11)	(2)	(47)	(67)	(450)%	30%
Other (income) expense	(1)	1	—	2	NM	NM
Income tax expense	9	9	38	24	0%	58%

Net income	$148	$92	$440	$321	61%	37%

Loss and loss expense ratio	32.5%	69.2%	30.7%	51.9%
Policy acquisition cost ratio	20.1%	16.9%	20.2%	19.5%
Administrative expense ratio	5.9%	5.4%	5.6%	5.5%

Combined ratio	58.5%	91.5%	56.5%	76.9%

Global Reinsurance reported increased net premiums written in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily due to production growth in U.S. property lines.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Property and all other	$60	$57	$197	$179	5%	10%
Casualty	113	118	318	381	(4)%	(17)%
Property catastrophe	74	82	211	217	(10)%	(3)%

Net premiums earned	$247	$257	$726	$777	(4)%	(7)%

	Three Months Ended September 30		Nine Months Ended September 30
	2009 % of Total	2008 % of Total	2009 % of Total	2008 % of Total
Property and all other	24%	22%	27%	23%
Casualty	46%	46%	44%	49%
Property catastrophe	30%	32%	29%	28%

Net premiums earned	100%	100%	100%	100%

Global Reinsurance’s net premiums earned decreased in the three and nine months ended September 30, 2009, compared with the prior year periods, primarily because the prior year periods included inward reinstatement premiums related to Hurricanes Gustav and Ike.

The following table shows the impact of catastrophe losses and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Loss and loss expense ratio, as reported	32.5%	69.2%	30.7%	51.9%
Catastrophe losses	(2.0)%	(38.9)%	(3.4)%	(14.4)%
Prior period development	15.9%	21.4%	18.1%	12.2%

Loss and loss expense ratio, adjusted	46.4%	51.7%	45.4%	49.7%

Global Reinsurance recorded net catastrophe losses of $5 million and $25 million in the three and nine months ended September 30, 2009, respectively. The catastrophe losses for the quarter ended September 30, 2009, were primarily related to various Canadian storms. Catastrophe losses for the nine months ended September 30, 2009, were primarily related to Hurricane Klaus. This compares with net catastrophe losses of $104 million and $116 million, respectively, in the prior year periods primarily related to Hurricanes Gustav and Ike.

Global Reinsurance experienced net favorable prior period development of $39 million and $131 million in the three and nine months ended September 30, 2009, respectively. This compares with net favorable prior period development of $53 million and $94 million, respectively, in the prior year periods. Refer to “Prior Period Development” for more information. The decrease in the adjusted loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of property and other business production, which typically generates lower loss ratios than casualty business.

Global Reinsurance’s policy acquisition costs ratio increased for the quarter ended September 30, 2009, compared with the prior year quarter, primarily due to unfavorable commission adjustments and the impact of the prior year reinstatement premiums, which generate minimal acquisition costs. Administrative expenses were stable for the three and nine months ended September 30, 2009, compared with prior year periods, as additional expense accruals were offset by lower staffing costs as a result of reduced headcount. The administrative expense ratio increased in the three and nine months ended September 30, 2009, primarily due to the decrease in net premiums earned.

Life

The Life segment includes the operations of ACE Tempest Life Re (ACE Life Re), ACE Life, and the North American A&H and life business of Combined Insurance. ACE Life Re comprises two operations. The first provides reinsurance to primary life insurers for variable annuity guarantees and the other is a traditional life reinsurance company. ACE Life Re is currently focused on expanding its traditional life reinsurance business and is not currently quoting on new opportunities in the variable annuity reinsurance marketplace. ACE Life develops direct insurance opportunities in emerging markets, including Egypt, Indonesia (commenced operations in April 2009), Taiwan, Thailand, Vietnam, and the United Arab Emirates, as well as in China. ACE has an interest of approximately 37 percent in Huatai Life Insurance Company of China, Limited that is not consolidated into the results below. Combined Insurance distributes specialty individual accident and supplemental health insurance products that are targeted to middle income consumers in the U.S. and Canada. The following results include Combined Insurance, which contributed 70 percent of the current quarter’s segment net premiums earned. Combined Insurance was acquired on April 1, 2008, and consequently, did not contribute to our operating results in the first quarter of 2008. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended September 30		Nine Months Ended September 30		% Change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Net premiums written	$372	$348	$1,085	$827	7%	31%
Net premiums earned	362	344	1,061	811	5%	31%
Losses and loss expenses	121	104	366	214	16%	71%
Policy benefits	79	86	253	233	(8)%	9%
Policy acquisition costs	59	48	161	119	23%	35%
Administrative expenses	51	61	173	143	(16)%	21%
Net investment income	43	40	132	95	8%	39%

Life underwriting income	95	85	240	197	12%	22%
Net realized gains (losses)	(212)	(180)	(95)	(302)	(18)%	69%
Other (income) expense	—	2	1	6	NM	(83)%
Income tax expense	17	15	37	25	13%	48%

Net income (loss)	$(134)	$(112)	$107	$(136)	(20)%	NM

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30		% change
	2009	2008	2009	2008	Q-09 vs. Q-08	YTD-09 vs. YTD-08
	(in millions of U.S. dollars)
Life reinsurance	$41	$38	$109	$123	8%	(11)%
Life insurance	(1)	(3)	—	(17)	67%	NM
A&H	55	50	131	91	10%	44%

Life underwriting income	$95	$85	$240	$197	12%	22%

For the nine months ended September 30, 2009, the increase in life underwriting income for Life insurance and A&H was primarily due to the inclusion of Combined Insurance business in life insurance and A&H for the full period (the prior year period included Combined Insurance from April 1, 2008). With respect to life insurance, ACE Life continues to incur start-up costs in several countries, although its underwriting results improved in 2009 compared with 2008.

Life reinsurance underwriting income decreased in the nine months ended September 30, 2009, compared with the prior year period, primarily due to additional GMDB claims paid and payable and an increase in insurance liabilities for expected future claim payments as a result of lower equity market levels. Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GMIB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. The net realized losses for the quarter ended September 30, 2009, were primarily due to a reduction in the value of hedge instruments and a significant narrowing of A-rated credit spreads (A-rated credit spreads are a proxy for ACE’s own credit spreads and a narrowing implies a reduction of the discount rate of future cash flows), partially offset by a rising equity market. Net realized losses for the nine months ended September 30, 2009, were primarily related to a reduction in the value of hedge instruments, the receipt of premium (which increases the fair value liability), and a narrowing of A-rated credit spreads; this was substantially offset by a rising equity market and a rising interest rate environment.

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Equity in net loss (income) of partially-owned entities	$42	$10	$11	$(104)
Noncontrolling interest expense	1	3	3	7
Federal excise tax	3	3	9	10
Other	5	(10)	21	(17)

Other (income) expense	$51	$6	$44	$(104)

Other (income) expense primarily comprises our equity in net income of AGO prior to the June 2009 issuance and Huatai Insurance Company of China, Limited, which is included in equity in net income of partially-owned entities. As discussed previously, prior to AGO’s June 2009 issuance, we included our investment in AGO in Investments in partially-owned insurance companies and reflected our portion of its net income (loss) under equity in net income of partially-owned entities. Effective with the June 2009 issuance, we now account for the investment as an available-for-sale equity security. Refer to “Overview – Investment in Assured Guaranty Ltd.”

Other (income) expense also includes certain federal excise taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of U.S. dollars)
Fixed maturities	$514	$502	$1,473	$1,473
Short-term investments	8	29	31	86
Equity securities	9	23	38	72
Other	15	(11)	44	(20)

Gross investment income	546	543	1,586	1,611
Investment expenses	(35)	(23)	(67)	(70)

Net investment income	$511	$520	$1,519	$1,541

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, changes in overall asset allocation, and the impact of foreign exchange. Net investment income decreased two percent and one percent in the three and nine months ended September 30, 2009, respectively, compared with the prior year periods. The average market yield on fixed maturities was 4.3 percent and 6.1 percent at September 30, 2009 and 2008, respectively. This yield is the weighted average yield to maturity of our fixed income portfolio based on the market prices of our holdings as of those dates. This effectively equates to the new money rate if we were to continue investing our portfolio in a similar distribution. Our average yield on invested assets was 4.7 percent for the quarters ended September 30, 2009 and 2008, which represents our net investment income divided by average cost of fixed maturities and other investments and average market value of equity securities. Net investment income decreased due to lower reinvestment yields and unfavorable foreign exchange impact during the three and nine months ended September 30, 2009, partially offset by higher average invested assets. For the nine months ended September 30, 2009, net investment income was also adversely impacted because we increased cash and short-term investments relative to debt and equity securities during the fourth quarter of 2008 and first quarter of 2009. During the second quarter of 2009, we deployed accumulated cash primarily into high-grade fixed-income securities and liquidated the majority of our publicly traded equity holdings and invested the proceeds in corporate bonds.

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

We adopted the provisions of ASC Topic 320, Investments-Debt and Equity Securities related to the recognition and presentation of OTTI as of April 1, 2009 (the adopted provisions). Under the adopted provisions, when an OTTI related to a fixed maturity security has occurred, we are required to record the OTTI in net income if we have the intent to sell the security or it is more likely than not that we will be required to sell the security. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we must evaluate the security to determine the portion of impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income, while the portion of OTTI related to all other factors is included in other comprehensive income.

For fixed maturities, prior to the adopted provisions, ACE was required to record OTTI in net income unless we had the intent and ability to hold the impaired security to the expected recovery period. The adopted provisions do not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adopted provisions resulted in a reduction to Accumulated other comprehensive income and an increase to Retained earnings of $242 million as of April 1, 2009. These adjustments reflect the net of tax amount ($305 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that have not suffered a credit loss, we do not intend to sell, and it is more likely than not that we will not be required to sell before the recovery of their amortized cost. These amounts include a $25 million adjustment ($44 million pre-tax) recorded by ACE in the third quarter of 2009. The $44 million pre-tax adjustment reflects the true-up of ACE’s prior estimate of reversals of non-credit OTTI for securities impaired prior to 2006 (Pre-2006 OTTI) for which a detailed review of securities held at the adoption date of the new OTTI standards was not completed until the third quarter of 2009. Upon completion of the detailed review of securities held at the adoption date, ACE determined that fewer Pre-2006 OTTI securities were held than previously estimated, which resulted in an overstatement of the original reversal estimate of non-credit OTTI on Pre-2006 OTTI. The adjustment resulted in an increase to Accumulated other comprehensive income and an offsetting decrease in Retained earnings with no impact on net income or shareholders’ equity

Retained earnings and Deferred tax assets as of April 1, 2009, were also reduced by $47 million as a result of an increase in our valuation allowance against deferred tax assets, which is a direct effect of the adopted provisions. Specifically, as a result of the reassessment of credit losses required by the adopted provisions, we determined that certain previously impaired fixed maturity securities had suffered credit losses in excess of previously estimated amounts, which may give rise to additional future capital losses for tax purposes. Given the amount of available capital gains against which such additional capital losses could be offset, at the date of adoption, we expected that a portion of capital loss carry forwards would expire unused. Accordingly, we determined that an additional valuation allowance was necessary given that it is more likely than not that a portion of deferred tax assets related to previously impaired fixed income securities would not be realized.

Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, if we have the intent to sell the security or it is more likely than not that we will be required to sell the security, an OTTI is considered to have occurred. In cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we evaluate the security to determine if a credit loss has occurred based on a combination of qualitative and quantitative factors including a discounted cash flow model, where necessary. If a credit loss is indicated, an OTTI is considered to have occurred. Prior to the adopted provisions when evaluating fixed maturities for OTTI, we principally considered our ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and our assessment (using available market information such as credit ratings) of our ability to make future scheduled principal and interest payments on a timely basis. The factors that we now consider when determining if a credit loss exists related to a fixed maturity security are discussed in Note 3 b) to the Consolidated Financial Statements. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

We review all non-fixed maturity investments for OTTI based on the following:

•	the amount of time a security has been in a loss position and the magnitude of the loss position;

•	the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions and other issuer-specific developments; and

•	our ability and intent to hold the security to the expected recovery period.

As a general rule, we also consider that equity securities in an unrealized loss position for twelve consecutive months are impaired.

The following tables present our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$(1)	$1,602	$1,601	$(272)	$(952)	$(1,224)
Equity securities	1	177	178	(126)	(95)	(221)
Foreign exchange gains (losses)	(7)	—	(7)	15	—	15
Other	(16)	198	182	4	(72)	(68)

Subtotal	(23)	1,977	1,954	(379)	(1,119)	(1,498)

Derivatives
Equity and fixed income derivatives	28	—	28	15	—	15
Fair value adjustment on insurance derivatives	(65)	—	(65)	(189)	—	(189)
S&P put option and futures	(144)	—	(144)	28	—	28
Fair value adjustment on other derivatives	(19)	—	(19)	15	—	15

Subtotal derivatives	(200)	—	(200)	(131)	—	(131)

Total gains (losses)	$(223)	$1,977	$1,754	$(510)	$(1,119)	$(1,629)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$(120)	$2,736	$2,616	$(575)	$(1,605)	$(2,180)
Equity securities	(180)	198	18	(167)	(326)	(493)
Foreign exchange gains (losses)	(31)	—	(31)	33	—	33
Other	(133)	260	127	(19)	(88)	(107)

Subtotal	(464)	3,194	2,730	(728)	(2,019)	(2,747)

Derivatives
Equity and fixed income derivatives	62	—	62	(10)	—	(10)
Fair value adjustment on insurance derivatives	218	—	218	(319)	—	(319)
S&P put option and futures	(300)	—	(300)	40	—	40
Fair value adjustment on other derivatives	(85)	—	(85)	28	—	28

Subtotal derivatives	(105)	—	(105)	(261)	—	(261)

Total gains (losses)	$(569)	$3,194	$2,625	$(989)	$(2,019)	$(3,008)

Our net realized losses in the three and nine months ended September 30, 2009, included write-downs of $58 million and $364 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $224 million and $623 million for the three and nine months ended September 30, 2008, respectively. Other-than-temporary impairments for the nine months ended September 30, 2009, included $217 million related to fixed maturities, $26 million related to equities, and $121 million related to other investments. The impairments recorded in net income related to fixed maturities for the nine months ended September 30, 2009, were primarily due to securities with below investment grade credit ratings and intent to sell securities in an unrealized loss position. Impairments related to all other investments were primarily due to duration and severity of decline below cost.

As of September 30, 2009, our investment portfolios held by U.S. legal entities included approximately $450 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $158 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized. In addition, management decreased the valuation allowance by $50 million during the quarter ended September 30, 2009, as a result of improvement in the unrealized gains and losses in the overall U.S. portfolio.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. Certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in an unrealized loss of $52 million. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of AA (with over one half invested in AAA securities), as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years at September 30, 2009, and December 31, 2008. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.6 billion at September 30, 2009.

For the nine months ended September 30, 2009, we experienced net unrealized gains of $3.2 billion, primarily due to tightening of credit spreads in the six month period leading up to September 30, 2009, particularly during the quarter ended September 30, 2009. In addition, greater global demand-driven purchases of fixed income investments and a greater demand for risk-based assets contributed to the unrealized gains. The fixed maturities in an unrealized loss position at September 30, 2009, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

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

Our Other investments principally comprise direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $55 million at September 30, 2009, which represented one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection.

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

The following table shows the fair value and cost/amortized cost of our invested assets at September 30, 2009, and December 31, 2008.

	September 30, 2009		December 31, 2008
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$38,559	$38,004	$31,155	$33,109
Fixed maturities held to maturity	3,532	3,439	2,865	2,860
Short-term investments	1,853	1,852	3,350	3,350

	43,944	43,295	37,370	39,319
Equity securities	546	492	988	1,132
Other investments	1,524	1,279	1,362	1,368

Total investments	$46,014	$45,066	$39,720	$41,819

The fair value of our total investments increased $6.3 billion during the nine months ended September 30, 2009. The increase was primarily due to unrealized appreciation and the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2009, and December 31, 2008. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2009		December 31, 2008
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars)		(in millions of U.S. dollars)
Treasury	$1,859	4%	$1,018	3%
Agency	2,557	6%	2,027	5%
Corporate	12,875	29%	8,744	23%
Mortgage-backed securities	11,207	26%	10,986	29%
Asset-backed securities	436	1%	709	2%
Municipal	2,427	6%	2,124	6%
Non-U.S.	10,730	24%	8,412	23%
Short-term investments	1,853	4%	3,350	9%

Total	$43,944	100%	$37,370	100%

AAA	$22,707	52%	$22,960	61%
AA	3,851	9%	3,374	9%
A	7,378	17%	5,497	15%
BBB	4,779	11%	3,388	9%
BB	2,677	6%	1,119	3%
B	1,964	4%	934	3%
Other	588	1%	98	0%

Total	$43,944	100%	$37,370	100%

The table below summarizes our largest exposures to corporate bonds by market value and S&P credit rating as of September 30, 2009.

	September 30, 2009
	Market Value	Rating
	(in millions of U.S. dollars)
General Electric Co	$451	AA+
JP Morgan Chase & Co	434	A+
Bank of America Corp	362	A
Wells Fargo & Co	324	AA-
Verizon Communications Inc	268	A
Citigroup Inc	252	A
AT&T INC	241	A
Goldman Sachs Group Inc	227	A
Morgan Stanley	197	A
HSBC Holdings Plc	182	AA-
Comcast Corp	173	BBB+
Credit Suisse Group	136	A
Lloyds TSB Group Plc	129	A
Telecom Italia SpA	124	BBB
ConocoPhillips	124	A
Time Warner Cable Inc	116	BBB
Barclays PLC	109	A+
XTO Energy Inc	109	BBB
American Express Co	95	BBB+
Roche Holding AG	94	AA-
Dominion Resources Inc/VA	91	A-
News Corp Ltd	90	BBB+
Banco Santander SA	89	AA
Deutsche Telekom AG	87	BBB+
Vodafone Grouping PLC	84	A-

Total	$4,588

Mortgage-backed and Asset-backed securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at September 30, 2009, are provided below:

Mortgage-backed and Asset-backed securities

Market Value at September 30, 2009

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$512	$—	$—	$—	$—	$512
FNMA	5,069	—	—	—	—	5,069
FHLMC	1,979	—	—	—	—	1,979

Total agency RMBS	7,560	—	—	—	—	7,560
Non-agency RMBS	643	37	46	78	757	1,561

Total RMBS	8,203	37	46	78	757	9,121
Commercial mortgage-backed	1,899	11	170	6	—	2,086

Total mortgage-backed securities	$10,102	$48	$216	$84	$757	$11,207

Asset-backed securities
Sub-prime	$22	$4	$3	$1	$25	$55
Credit cards	30	8	—	6	—	44
Autos	167	19	18	2	2	208
Other	125	1	—	2	1	129

Total asset-backed securities	$344	$32	$21	$11	$28	$436

Mortgage-backed and Asset-backed securities

Amortized Cost at September 30, 2009

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$496	$—	$—	$—	$—	$496
FNMA	4,898	—	—	—	—	4,898
FHLMC	1,894	—	—	—	—	1,894

Total agency RMBS	7,288	—	—	—	—	7,288
Non-agency RMBS	781	60	54	98	1,013	2,006

Total RMBS	8,069	60	54	98	1,013	9,294
Commercial mortgage-backed	1,899	12	209	6	—	2,126

Total mortgage-backed securities	$9,968	$72	$263	$104	$1,013	$11,420

Asset-backed securities
Sub-prime	$29	$6	$6	$1	$49	$91
Credit cards	29	8	—	6	—	43
Autos	164	19	18	2	2	205
Other	123	—	1	5	2	131

Total asset-backed securities	$345	$33	$25	$14	$53	$470

Restricted assets

We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. At September 30, 2009, restricted assets of $12.5 billion are included in fixed maturities and short-term investments, with the balance being included in equity securities and cash. The components of the fair value of the restricted assets at September 30, 2009, and December 31, 2008, are as follows:

	September 30 2009	December 31 2008
	(in millions of U.S. dollars)
Deposits with U.S. regulatory authorities	$1,201	$1,165
Deposits with non-U.S. regulatory authorities	2,524	1,863
Other pledged assets	628	805
Trust funds	8,376	7,712

	$12,729	$11,545

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at September 30, 2009, and December 31, 2008, is as follows:

	September 30 2009	December 31 2008
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses	$13,252	$13,386
Provision for uncollectible reinsurance on unpaid losses and loss expenses	(452)	(451)

Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	12,800	12,935
Reinsurance recoverable on paid losses and loss expenses	1,022	1,122
Provision for uncollectible reinsurance on paid losses and loss expenses	(133)	(140)

Net reinsurance recoverable	$13,689	$13,917

Reinsurance recoverable on policy benefits	$345	$259

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decline in net reinsurance recoverable for the nine months ended September 30, 2009, was primarily related to payments on the 2008 crop-year and the quarterly National Indemnity Company (NICO) payment related to Brandywine. Reinsurance recoverable on policy benefits increased primarily due to a cession within Combined Insurance’s long-term care business.

Unpaid Losses and Loss Expenses

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but unpaid at the balance sheet date (case reserves) and for future obligations from claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). The reserves provide for liabilities that exist for the Company as of the balance sheet date. The loss reserve also includes an estimate of expenses associated with processing and settling these unpaid claims (loss expenses). At September 30, 2009, our gross unpaid loss and loss expense reserves were $38 billion and our net unpaid loss and loss expense reserves were $25.1 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money.

	Gross Losses	Reinsurance Recoverable	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2008	$37,176	$12,935	$24,241
Losses and loss expenses incurred	8,355	2,833	5,522
Losses and loss expenses paid	(8,344)	(3,151)	(5,193)
Other (including foreign exchange revaluation)	684	183	501

Balance at September 30, 2009	$37,871	$12,800	$25,071

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at September 30, 2009, and December 31, 2008.

	September 30, 2009			December 31, 2008
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$17,454	$6,878	$10,576	$16,583	$6,539	$10,044
IBNR reserves	20,417	5,922	14,495	20,593	6,396	14,197

Total	$37,871	$12,800	$25,071	$37,176	$12,935	$24,241

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

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to our acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations: (1) an active insurance company that retained the INA name and continued to write P&C business and (2) an inactive run-off company, now called Century Indemnity Company (Century). As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA. As part of the Restructuring, most A&E liabilities of various U.S. affiliates of INA were reinsured to Century. Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings. As part of the 1999 acquisition of the P&C business of CIGNA, we acquired Brandywine Holdings and its various subsidiaries. For more information refer to “Brandywine Run-Off Entities” below. Our A&E reserves are not discounted and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

The table below presents a roll forward of our consolidated A&E loss reserves (excludes Other run-off liabilities), allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables for the period ended June 30, 2009.

	Asbestos		Environmental		Total
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
	(in millions of U.S. dollars)
Balance at December 31, 2008	$2,629	$1,365	$310	$297	$2,939	$1,662
Incurred activity	2	2	1	1	3	3
Payment activity	(220)	(162)	(49)	(48)	(269)	(210)
Foreign currency revaluation	20	6	1	—	21	6

Balance at June 30, 2009	$2,431	$1,211	$263	$250	$2,694	$1,461

(1)	The net balances at December 31, 2008, were reduced by $21 million ($4 million Asbestos, and $17 million Environmental) to reflect final bad debt reserve adjustments.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at June 30, 2009, of $1.46 billion shown in the above table are comprised of $1.103 billion in reserves held by Brandywine run-off companies, $107 million of reserves held by Westchester Specialty, $131 million of reserves held by ACE Bermuda and $120 million of reserves held by Insurance – Overseas General.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the period ended June 30, 2009.

	Brandywine			NICO Coverage(3)	Net of NICO Coverage
	A&E(1)	Other(2)	Total
	(in millions of U.S. dollars)
Balance at December 31, 2008	$1,269	$1,016	$2,285	$1,430	$855
Incurred activity	3	10	13	—	13
Paid activity	(169)	(73)	(242)	(226)	(16)

Balance at June 30, 2009	$1,103	$953	$2,056	$1,204	$852

(1)	The A&E balance was decreased by $21 million at December 31, 2008, to reflect final debt reserve adjustments.
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

The incurred activity during the six months ended June 30, 2009, consisted primarily of unallocated loss adjustment expenses. During the quarter ended September 30, 2009, incurred activity was approximately $30 million (not reflected in the table above) and was primarily related to adverse development in assumed reinsurance pools impacting accident years prior to 1999 and also due to an adverse court decision related to environmental losses.

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

The internal actuarial review of our consolidated A&E liabilities at December 31, 2008, is currently being performed and any necessary reserve action will be recorded in the fourth quarter of 2009.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the period ended June 30, 2009.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
	A&E	Other	Total
	(in millions of U.S. dollars)
Balance at December 31, 2008	$122	$125	$247	$216	$31
Incurred activity	—	—	—	—	—
Paid activity	(15)	(8)	(23)	(19)	(4)

Balance at June 30, 2009	$107	$117	$224	$197	$27

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

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine restructuring order, the full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In the six months ended June 30, 2009, and in the years ended December 31, 2008 and 2007, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at June 30, 2009, was $25 million and approximately $139 million in statutory-basis losses have been ceded to the Aggregate Excess of Loss Agreement on an inception-to-date basis. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, we adjust the statutory cession to exclude the discount embedded in statutory loss reserves and adjust the statutory provision for uncollectible reinsurance to a GAAP basis amount. At June 30, 2009, approximately $398 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $402 million. At December 31, 2008, the remaining limit of coverage under the agreement was $393 million. While we believe ACE has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. As of June 30, 2009, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.3 billion. At June 30, 2009, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.8 billion. We believe the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have in turn been ceded by Century to NICO and, as of June 30, 2009, approximately $1.2 billion of cover remains on a paid basis. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. As of June 30, 2009, losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were approximately $476 million in the aggregate.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world. Our modeled annual aggregate 1 in 100 year return period U.S. hurricane probable maximum loss, net of reinsurance is approximately $1.2 billion; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.2 billion (or seven percent of our total shareholders’ equity at September 30, 2009). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $142 billion. Our modeled single occurrence 1 in 100 return period California earthquake probable maximum loss, net of reinsurance is approximately $899 million; i.e., according to the model there is a one percent chance that ACE’s losses incurred in any single California earthquake event could be in excess of $899 million (or approximately five percent of our total shareholders’ equity at September 30, 2009). We estimate that at such hypothetical loss levels, the industry losses would be approximately $43 billion. ACE’s modeled losses reflect our in-force portfolio and reinsurance program as of July 1, 2009.

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

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2009. Should the need arise, we generally have access to the capital markets and other available credit facilities. At September 30, 2009, our available credit lines totaled $2.5 billion and usage was $1.5 billion. This compares with total available credit lines at December 31, 2008 of $1.9 billion and usage of $1.2 billion. During the quarter ended June 30, 2009, we entered into a five-year, unsecured letter of credit facility, which permits the issuance of up to $500 million of letters of credit by ACE Limited. These letters of credit will be used for the general corporate purposes of ACE and our subsidiaries and may be issued to support the obligations of any wholly-owned subsidiary of ACE. This new credit facility supplements our existing letter of credit and revolving credit facilities. We believe that this increase to our total available credit capacity will facilitate collateral management through periods of financial market volatility and increased catastrophe severity that might occur in the near term. The covenants in the new credit facility are substantially similar to the covenants in other ACE group credit facilities. Refer to “Credit Facilities” below.

Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms of three to five years. However, we may be required to replace credit sources in a difficult market should one of our existing credit providers experience financial difficulty. There has also been recent consolidation in the banking industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the nine months ended September 30, 2009, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows and dividends received.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2009, ACE Tempest Life Re declared and paid dividends of $280 million ($915 million in the prior year period). ACE Bermuda declared and paid dividends of $280 million in the prior year period. A portion of the dividends received in the prior year period were used in connection with our April 1, 2008, acquisition of Combined Insurance. We expect that a majority of our cash inflows in 2009 will be from our Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2009 and 2008. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2009 and 2008.

•

Our consolidated net cash flows from operating activities were $2.3 billion in the nine months ended September 30, 2009, compared with $3.1 billion for the prior year period. These amounts reflect net income for each period, adjusted for non-cash items and changes in working capital. Net income was $1.6 billion in the nine months ended September 30, 2009 compared with $1.2 billion in the prior year period. For the nine months ended September 30, 2009, significant adjustments included net realized gains (losses) of $569 million, increases of unearned premiums and insurance/reinsurance balances payable of $613 million, decrease in reinsurance recoverable of $453 million, and increase in unpaid losses of $289 million. These factors were partially offset by increases in deferred policy acquisition costs and prepaid reinsurance premiums of $431 million . Reinsurance recoverable on losses and loss expenses were significantly impacted by the 2008 annual crop settlement during the first quarter of 2009. The nine months ended September 30, 2009, included higher than typical net claim payments in connection with prior year catastrophes and other individual large losses, and an increase in tax payments. In addition, during the nine months ended September 30, 2009, operating cash flows were adversely impacted by the outflow of cash collateral in the amount of $397 million. This outflow consisted of both the return of collateral we had received from counterparties on hedging positions as the market has improved, and collateral requirements related to new hedge positions established to protect us from the market moving lower.

•

Our consolidated net cash flows used for investing activities were $2.4 billion in the nine months ended September 30, 2009, compared with $3.5 billion in the prior year period. Net investing activities for the nine months ended September 30, 2009, were related primarily to net purchases of fixed maturities. For the nine months ended September 30, 2008, net investing activities were related primarily to net purchases and maturities on the fixed maturities portfolio and the acquisition of Combined Insurance of $2.56 billion.

•

Our consolidated net cash flows used for financing activities were $30 million in the nine months ended September 30, 2009, compared with net cash flows from financing activities of $383 million in the prior year period. Net cash flows used for financing activities in the nine months ended September 30, 2009, included net proceeds from the issuance, in June 2009, of $500 million in long-term debt, net repayment of reverse repurchase agreements of $250 million, and dividends paid on our Common Shares of $283 million. Net cash flows from financing activities for the nine months ended September 30, 2008, included $1.2 billion net proceeds from the issuance of long-term debt. This was partially offset by $575 million of net cash flows used for financing activities relating to the redemption of our Preferred Shares, and dividends paid on our Common and Preferred Shares.

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2009, and December 31, 2008.

	September 30 2009	December 31 2008
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$200	$471
Long-term debt	3,321	2,806

Total debt	3,521	3,277

Trust preferred securities	309	309

Total shareholders’ equity	18,733	14,446

Total capitalization	$22,563	$18,032

Ratio of debt to total capitalization	15.6%	18.2%
Ratio of debt plus trust preferred securities to total capitalization	17.0%	19.9%

We have executed reverse repurchase agreements with certain counterparties whereby we agreed to sell securities and repurchase them at a date in the future for a predetermined price. At December 31, 2008, short-term debt included $250 million of amounts owed to brokers under reverse repurchase agreements. During the three months ended June 30, 2009, all reverse repurchase agreements had been settled. In September 2009, we repaid the $16 million nine-month term loan, the second tranche, of the ACE INA $66 million dual tranche floating interest rate term loan. The first tranche, a $50 million three-year term loan, is due December 2011 and is included in long-term debt.

In June 2009, our subsidiary ACE INA Holdings Inc., issued $500 million of 5.9 percent senior notes due June 2019. The notes are guaranteed by ACE Limited. The net proceeds from the issue of the senior notes were used to repay amounts owed to counterparties under reverse repurchase agreements as noted above, and will also be used to refinance upcoming debt maturities and for general corporate purposes.

Total shareholders’ equity increased $4.3 billion in the nine months ended September 30, 2009. The following table reports the significant movements in our shareholders’ equity for the nine months ended September 30, 2009.

September 30 2009
(in millions of U.S. dollars)
Total shareholders’ equity, December 31, 2008	$14,446
Net income	1,596
Dividends declared on Common Shares	(297)
Change in net unrealized appreciation (depreciation) on investments, net of tax	2,648
Cumulative translation, net of tax	304
Income tax valuation allowance on the adoption of new OTTI standard	(47)
Other movements, net	83

Total shareholders’ equity, September 30, 2009	$18,733

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At September 30, 2009, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

We have paid dividends each quarter since we became a public company in 1993. On January 12, 2009, and April 13, 2009, we paid dividends of $0.27 and $0.26 per Common Share (CHF 0.30 in each case) to shareholders of record on December 17, 2008, and March 31, 2009, respectively, through a distribution from the par value of Common Shares (refer to “Effects of the Continuation on Dividends”). On August 10, 2009, we paid a dividend of $0.31 per Common Share (CHF 0.33), to shareholders of record on July 28, 2009, and on October 13, 2009, we paid a dividend of $0.31 per Common Share (CHF 0.31), to shareholders of record on October 1, 2009, in each case also by way of a distribution from par value.

Effects of the Continuation on Dividends

For the foreseeable future, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital rather than through dividends. At the 2008 Annual General Meeting, the Company’s shareholders approved a par value reduction of CHF 0.90, payable in three installments between that meeting and the 2009 Annual General Meeting. Under the resolutions so approved, the U.S. dollar amount of each installment depended upon the currency exchange rate in effect at the time of its payment, which caused the U.S. dollar value of each installment to vary from the date of approval. At the 2009 Annual General Meeting, the Board proposed and shareholders approved the payment of a dividend by the Company in the form of a distribution to shareholders (the Dividend Approval) through a Swiss franc par value reduction pursuant to a formula that has the effect of making the U.S. dollar value of distributions more consistent.

The Dividend Approval provides for an annual par value reduction of CHF 1.36 (the Base Annual Dividend), equal to $1.24 per share at the time of the Dividend Approval, payable in four installments; provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.31, subject to an aggregate upward adjustment (the Dividend Cap) for the four installments of 50 percent of the Base Annual Dividend (i.e. CHF 0.68). Application of the formula will mean that the Swiss franc amount of each installment will be determined at the approximate time of distribution, while the U.S. dollar value of the installment will remain $0.31 unless and until the Dividend Cap is reached. A par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap, and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount. We paid the second of the four installments of $0.31 per Common Share on October 13, 2009, and in connection with this dividend, the par value per share was reduced by CHF 0.31, based on the USD/CHF rate published on September 28, 2009.

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

Credit Facilities

As our Bermuda subsidiaries are not admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of LOCs. In addition, ACE Global Markets is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. LOCs may also be used for general corporate purposes and to provide underwriting capacity as funds at Lloyd’s.

The following table shows our main credit facilities by credit line, usage, expiry date, and purpose at September 30, 2009.

	Credit Line(1)	Usage	Expiry Date
	(in millions of U.S. dollars)
Unsecured Liquidity Facility
ACE Limited(2)	$500	$146	Nov. 2012
Unsecured Operational LOC Facility
ACE Limited	1,000	697	Nov. 2012
Unsecured Capital Facility
ACE Limited(3)	490	489	Dec. 2013
Unsecured Operational LOC Facility
ACE Limited	500	165	Sept. 2014

Total	$2,490	$1,497

(1)	Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.
(2)	May also be used for LOCs.
(3)	Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by ACE. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of letters of credit required is driven by, among other things, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facilities in the table above require that we maintain certain covenants, all of which have been met at September 30, 2009. These covenants include:

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

At September 30, 2009, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $12.4 billion and our actual consolidated net worth as calculated under that covenant was $18 billion and (b) our ratio of debt to total capitalization was 0.156 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2008 Form 10-K, and Amendment No. 1 reflected in our 2008 Form 10-K/A.

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the benefit reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. The benefit reserves are calculated in accordance with the provisions of ASC Topic 944, Financial Services-Insurance, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts (ASC Topic 944). Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

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

As of September 30, 2009, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth, if any, over the next several years. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management regularly examines both quantitative and qualitative analysis and for the quarter ended September 30, 2009 determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at September 30, 2009, has averaged less than ½ standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until September 30, 2009.

ASC Topic 944 requires ACE to “regularly evaluate estimates used and adjust the liability balance… if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which the assumptions underlying the benefit ratio calculation used to establish benefit reserves should be adjusted. The benefit ratio will be calculated based on management’s expectation for the short-term and long-term performance of the variable annuity guarantee liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. The differential is measured in terms of the standard deviation of the distribution of benefit ratios (reflecting 1,000 stochastic scenarios) calculated on subsequent dates. As an example, if, on average, the benefit ratio used at the most recent valuation date falls within ½ a standard deviation of the mean of the distribution of benefit ratios calculated periodically since the most recent change in benefit ratio, management may elect not to adjust the benefit ratio used to generate the benefit reserves at the quarter-end valuation date.

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

Finally, if, due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by more than 1 standard deviation for a sustained and prolonged period of time, management will give substantial weight to prevailing market conditions when determining its expectations of future payout obligations. As an example, based on management’s current expectations as of the publication of this document, all else being equal, the S&P 500 index would need to remain below a level of 700 for a prolonged period of time in order for management to give substantial weight to current market conditions.

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, as of September 30, 2009, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	54	13	(46)	(126)	(236)	(384)
	(Increase)/decrease in FVL	232	126	13	(105)	(213)	(296)
	Increase/(decrease) in hedge value	(107)	(8)	92	193	295	399
	Increase/(decrease) in net income	179	131	59	(38)	(154)	(281)
Flat	(Increase)/decrease in benefit reserves	43	—	(62)	(147)	(264)	(420)
	(Increase)/decrease in FVL	131	—	(135)	(264)	(387)	(484)
	Increase/(decrease) in hedge value	(99)	—	101	202	306	410
	Increase/(decrease) in net income	75	—	(96)	(209)	(345)	(494)
-100 bps	(Increase)/decrease in benefit reserves	25	(20)	(85)	(176)	(291)	(465)
	(Increase)/decrease in FVL	(37)	(185)	(341)	(493)	(633)	(725)
	Increase/(decrease) in hedge value	(91)	9	110	213	317	422
	Increase/(decrease) in net income	(103)	(196)	(316)	(456)	(607)	(768)

	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
Sensitivities to Other Economic Variables	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	—	—	—	—	—	—
(Increase)/decrease in FVL	66	(76)	(17)	23	(13)	12
Increase/(decrease) in hedge value	—	—	—	—	4	(4)
Increase/(decrease) in net income	66	(76)	(17)	23	(9)	8

	Mortality		Lapses		Annuitization
Sensitivities to Actuarial Assumptions	+10%	-10%	+25%	-25%	+25%	-25%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	(21)	22	16	(20)	(7)	9
(Increase)/decrease in FVL	11	(10)	121	(137)	(63)	66
Increase/(decrease) in hedge value	—	—	—	—	—	—
Increase/(decrease) in net income	(10)	12	137	(157)	(70)	75

The above tables assume benefit reserves and FVL using the benefit ratio calculated as of September 30, 2009. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads (A-rated credit spreads are a proxy for ACE’s own credit spreads), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from September 30, 2009, market levels.

The above sensitivities are not directly additive, because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the benefit reserves and FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the benefit reserves and the FVL as well as the sensitivities to changes in market factors shown above.

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

During the quarter ended September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2008 Annual Report on Form 10-K and under “Risk Factors” in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009, should be read in conjunction with those disclosures. The Risk Factor listed in our 2008 Annual Report on Form 10-K under the subheading, “We may be required to post additional collateral because of changes in our reinsurance liabilities to U.S.-regulated insurance companies.” is amended and restated to read in its entirety as set forth below.

We may be required to post additional collateral because of changes in our reinsurance liabilities to regulated insurance companies.

If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients. In addition, regulatory changes sometimes affect our obligations to post collateral. Several such regulatory changes are currently under consideration, including changes related to variable annuity contracts. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality, or otherwise secure adequate capital at an unattractive cost. This could adversely impact our net income, and liquidity and capital resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended September 30, 2009.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
July 1 through July 31	5,578	$42.76	—	$250 million
August 1 through August 31	821	$49.06	—	$250 million
September 1 through September 30	4,282	$48.67	—	$250 million

Total	10,681

*	For the quarter ended September 30, 2009, this column represents the surrender to the Company of 10,681 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At September 30, 2009, this authorization had not been utilized.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 6, 2009	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

November 6, 2009	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Original Number	Date Filed	SEC File Reference Number
3.1	Articles of Association, as amended and restated	8-K	3	October 1, 2009	001-11778

4.1	Articles of Association, as amended and restated	8-K	3	October 1, 2009	001-11778

10.1	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in XBRL: (i) Consolidated Balance Sheet at September 30, 2009 and December 31, 2008; (ii) Consolidated Statement of Operations and Comprehensive Income for the three months and nine months ended September 30, 2009 and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008; and (v) Notes to the Interim Consolidated Financial Statements, tagged as blocks of text.					X