Form 10-K
period 2009-12-31
ACE Ltd
filed 2010-02-25
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

+41 (0)43 456 76 00

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 31.88 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒  NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐  NO  ☒

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

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $15 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 23, 2010, there were 336,557,967 Common Shares par value CHF 31.88 of the registrant outstanding.

Documents Incorporated By Reference

Certain portions of the registrant’s definitive proxy statement relating to its 2010 Annual General Meeting of Shareholders are incorporated by reference in Part III of this report.

ACE LIMITED INDEX TO 10-K

1

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

• general economic and business conditions resulting from volatility in the stock and credit markets and the depth and duration of recession;

• losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow), or terrorism which could be affected by:

•the number of insureds and ceding companies affected;

•the amount and timing of losses actually incurred and reported by insureds;

•the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverable actually received;

•the cost of building materials and labor to reconstruct properties following a catastrophic event; and

•complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•infection rates and severity of pandemics and their effects on our business operations and claims activity;

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

• risks associated with our re-domestication to Switzerland, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

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

General Development of Business

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) is a global insurance and reinsurance organization, serving the needs of commercial and individual customers in more than 140 countries and jurisdictions. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products – such as personal accident, supplemental health, and life insurance to individuals in select countries. Our reinsurance operations include both P&C and life companies. At December 31, 2009, ACE had total assets of $78 billion and shareholders’ equity of $19.7 billion.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies. On April 1, 2008, ACE acquired all of the outstanding shares of Combined Insurance Company of America (Combined Insurance) and certain of its subsidiaries from Aon Corporation for $2.56 billion. Combined Insurance is an underwriter and distributor of specialty supplemental accident and health insurance products targeted to middle-income consumers and small businesses in North America, Europe, Asia Pacific, and Latin America. ACE recorded the Combined Insurance acquisition using the purchase method of accounting. Our consolidated operating results include the results of Combined Insurance from April 1, 2008.

Employees

At December 31, 2009, there were approximately 15,000 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

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

Competition

Competition in the insurance and reinsurance marketplace is substantial. Competition varies by type of business and geographic area. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified, or damaged insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Available Information

We make available free of charge through our website (www.acelimited.com, under Investor Information / Financial Reports or Investor Information / SEC – Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We also make available free of charge through our website (under Investor Information / Corporate Governance) our Corporate Governance Guidelines, our Code of Conduct, and Charters for the Committees of our Board of Directors (the Board). These documents are also available in print to any shareholder who requests them from our Investor Relations Department by:

Telephone: (441) 299-9283

Facsimile: (441) 292-8675

E-mail: investorrelations@acegroup.com

We also use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

Segment Information

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The following table sets forth an analysis of net premiums earned by segment for the years ended December 31, 2009, 2008, and 2007.

Additional financial information about our segments, including net premiums earned by geographic area, is included in Note 17 to the Consolidated Financial Statements, under Item 8.

(in millions of U.S. dollars)	2009 Net Premiums Earned	% of Total	2008 Net Premiums Earned	% of Total	2007 Net Premiums Earned
Insurance – North American	$5,684	43%	$5,679	43%	$6,007
Insurance – Overseas General	5,147	39%	5,337	40%	4,623
Global Reinsurance	979	7%	1,017	8%	1,299
Life	1,430	11%	1,170	9%	368
	$13,240	100%	$13,203	100%	$12,297

Insurance – North American

Overview

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment, which accounted for 43 percent of our 2009 consolidated net premiums earned, includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations:

• ACE USA, our retail operating division, provides a broad array of P&C, accident and health (A&H), and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE USA is this segment’s largest operation and represented approximately 69 percent of Insurance – North American’s net premiums earned in 2009.

• ACE Westchester specializes in the North American wholesale distribution of excess and surplus P&C, environmental, professional, and inland marine products in addition to crop insurance in the U.S.

• ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering exposures that are generally low in frequency and high in severity.

• ACE Private Risk Services provides personal lines coverages (e.g. homeowners and automobile) for high net worth individuals and families in North America, as well as provides recreational marine coverage for yachts and boats.

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

Products and Distribution

ACE USA primarily distributes its insurance products through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through channels such as general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. These products include general liability, excess liability, property, workers’ compensation, commercial marine, automobile liability, professional lines (D&O and E&O), medical liability, aerospace, and A&H coverages, as well as claims and risk management products and services. ACE USA has also established internet distribution channels for some of its products.

ACE USA’s on-going operations are organized into distinct business units, each offering specialized products and services targeted at specific niche markets:

• ACE Risk Management offers a wide range of customized casualty products to respond to the needs of mid-size to large companies, including national accounts, irrespective of industry. These programs are designed to help insureds address the significant costs of financing and managing risk for workers’ compensation and general and auto liability coverages. A variety of program structures are offered to support each client’s risk financing needs including: large deductible, captives, third-party rent-a-captives, funded deductibles, paid or incurred loss retrospective plans, and net present value and other risk financing structures, including a prospective close-out product. We also underwrite assumed loss portfolio contracts in which insured loss events have occurred prior to the inception of the contract when the contract carries the requisite amount of insurance risk transfer. These contracts can cause significant variances to premiums, losses and loss expenses, and expense ratios in the years in which they are written.

• ACE Global Underwriting Group, specializing in global programs and specialty coverages, provides comprehensive risk management programs and services to mid-size to large U.S.-based companies, not-for-profit, and government entities. The group’s key products include global property, corporate risk property, inland marine, foreign casualty, commercial marine, energy, and aerospace.

• ACE Casualty Risk offers specialty casualty products to a broad range of customers, ranging from small, local businesses to the large, multinational clients. Key coverages offered by ACE Casualty Risk include umbrella and excess liability, environmental risk for commercial and industrial risks, and wrap-up programs written on a loss-sensitive basis, protecting contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects. Small to mid-size businesses can purchase workers’ compensation coverage through this unit’s internet-based ACE Completesm product.

• ACE Professional Risk provides management liability and professional liability (D&O and E&O), as well as, surety and kidnap & extortion products that are designed to meet the needs of our insureds.

• ACE Canada (ACE USA’s Canadian operations) offers a broad range of P&C products as well as life and A&H coverage. ACE Canada specializes in providing customized products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE Accident & Health works with employers, travel agencies, and affinity groups to offer a variety of accident and other supplemental insurance programs. Key products include Employee Benefit Plans (basic and voluntary accidental death and dismemberment, limited medical insurance for vision, dental and prescription drugs), occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore, insulated from rising health care costs. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits), and disaster recovery programs distributed through affinity groups.

• ACE Medical Risk offers a wide range of liability products for the healthcare industry only through licensed excess and surplus lines brokers. Products include primary coverages for professional liability and general liability for selected types of medical facilities, excess/umbrella liability for medical facilities, primary and excess coverages for products liability for biotechnology and specialty pharmaceutical companies, and liability insurance for human clinical trials.

• ESIS Inc. (ESIS), ACE USA’s in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures. These services include comprehensive medical managed care, integrated disability services, and pre-loss control and risk management services. Additional insurance-related services are offered by ESIS’s Recovery Services International, which provides salvage and subrogation and health care recovery services. ESIS’s services are available through a preferred relationship with ACE Risk Management or separately for those clients that select insurance and claims management services independently. The operating results for ESIS are included in Insurance – North American’s administrative expenses.

ACE Westchester offers wholesale distribution of excess and surplus property, inland marine, casualty, professional lines, and environmental liability products. Through its Program division, ACE Westchester also provides coverage for agriculture business and specialty programs, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm, and crop/hail insurance. We write crop insurance business throughout the U.S. through Rain and Hail L.L.C., an MGA. For more information, refer to “Crop Insurance”, under Item 7.

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

ACE Private Risk Services provides specialty coverages including homeowners, automobile, valuables, umbrella liability, and recreational marine insurance for affluent individuals and families in North America. ACE Private Risk Services’ products are distributed through independent regional agents and brokers.

Competitive Environment

ACE USA and ACE Westchester compete against a number of large, national carriers as well as regional competitors in certain territories. The markets in which they compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. The ACE USA and ACE Westchester operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. A competitive advantage is also achieved through ACE USA’s innovative product offerings and our ability to provide multiple products to a single client due to our nationwide local presence. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Insurance – Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence. ACE Bermuda competes against international commercial carriers writing business on an excess of loss basis. ACE Private Risk Services competes against insurance companies of varying sizes that sell products through various distribution channels, including through the Internet.

Insurance – Overseas General

Overview

The Insurance – Overseas General segment, which accounted for 39 percent of 2009 consolidated net premiums earned, writes a variety of insurance coverage including P&C, professional lines, marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H. Insurance – Overseas General comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488 (Syndicate 2488). The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £400 million for 2010.

Products and Distribution

ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International’s P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. Property insurance products include traditional commercial fire coverage as well as energy industry-related, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. ACE International also provides D&O, and professional indemnity coverages. Marine cargo and hull coverages are written in the London market as well as in marine markets throughout the world. The A&H operations design products to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These products have represented an increasing portion of ACE International’s business in recent years and include, but are not limited to, accidental death, disability, medical and hospital indemnity, and income protection coverages. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore, insulated from rising health care costs. ACE International’s personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, property damage, auto, homeowners, and personal liability.

The following is a discussion of Insurance – Overseas General’s five areas of operations: ACE European Group (which is comprised of ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, ACE Latin America, and Combined Insurance.

• ACE European Group is headquartered in London and offers a broad range of P&C, A&H, and specialty coverages. ACE European Group’s diversified product portfolio and geographical spread throughout the European Union enables it to potentially reduce earnings volatility. Commercial products are principally distributed through brokers while consumer products (mainly A&H) are distributed through brokers as well as through direct marketing programs. Certain ACE Europe branded products can also be offered via an e-commerce platform, ACE Online, that allows brokers to quote, bind, and issue specialty policies online. ACE European Group has operations in South Africa, Central and Eastern Europe, the Commonwealth of Independent States (the CIS), and the Middle East and North Africa. Our operations in these regions underwrite P&C and A&H business. ACE operations within Central and Eastern Europe and the CIS markets include insurance subsidiaries and branches in Czech Republic, Hungary, Poland, Russia, and Turkey. The Middle East and North Africa region includes insurance subsidiaries and joint ventures in Bahrain, Egypt, Pakistan, Saudi Arabia, and the United Arab Emirates. ACE Global Markets offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and Continental Europe licenses, and in the U.S. where it is eligible to write excess & surplus business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk, and A&H.

• ACE Asia Pacific is headquartered in Singapore and has an extensive network of operations serving Australia, Hong Kong, Indonesia, Korea, Macau, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand, and Vietnam. ACE Asia Pacific offers a broad range of P&C, A&H, and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides management, underwriting, reinsurance protection and administrative support to our equity investee, Huatai Insurance Company of China, Limited.

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

• Combined Insurance uses an international sales force of approximately 3,300 independent contractor agents to distribute a wide range of supplemental accident and health products, including personal accident, short-term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, including those offered by Combined Insurance, locally-based competitors include financial institutions and bank-owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also giving us the advantage of accessing local technical expertise, accomplishing a spread of risk, and offering a global network to service multi-national accounts.

ACE Global Markets is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks underwritten for all lines of business. This leadership position allows ACE Global Markets to set the policy terms and conditions of many of the policies written. All lines of business face competition, depending on the business class, from Lloyd’s syndicates, the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. ACE Global Markets differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and AEGL), and the quality of its underwriting and claims service.

Global Reinsurance

Overview

The Global Reinsurance segment, which accounted for seven percent of 2009 consolidated net premiums earned, represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverages to a diverse array of primary P&C insurers. The Global Reinsurance segment also includes the reinsurance operations of ACE Global Markets.

Products and Distribution

Global Reinsurance services clients globally through all of its major units. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by providing a responsive, client-focused approach to risk assessment and pricing.

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance, on an excess of loss per occurrence basis globally to insurers of commercial and personal property. Property catastrophe reinsurance on an occurrence basis protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property (the reinsurer shares a proportional part of the premiums and losses of the ceding company) and per risk excess of loss treaty reinsurance (coverage applies on a per risk basis rather than per event or aggregate basis), together with casualty and specialty lines (catastrophe workers’ compensation and terrorism). ACE Tempest Re Bermuda’s business is produced through reinsurance intermediaries.

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the North American market, principally on a treaty basis, with a focus on writing property per risk and casualty reinsurance, including medical malpractice, auto, and professional lines. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re Europe provides treaty reinsurance of P&C business of insurance companies worldwide, with emphasis on non-U.S. and London market risks. ACE Tempest Re Europe writes all lines of traditional and specialty reinsurance including property, casualty, marine, motor, aviation, and medical malpractice through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re Europe focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business utilizing Lloyd’s Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers. ACE Tempest Re Europe also includes our Shanghai office which provides reinsurance coverage for Chinese-based risks and our new Sao Paulo, Brazil office which provides reinsurance for Brazilian-based risks.

ACE Tempest Re Canada offers a full array of P&C reinsurance to the Canadian market. ACE Tempest Re Canada provides its coverage through its Canadian company platform and also offers its clients access to Lloyd’s Syndicate 2488.

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

Life

Overview

Life, which accounted for 11 percent of 2009 consolidated net premiums earned, includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and from April 1, 2008, the North American supplemental A&H and life business of Combined Insurance. ACE Life provides individual and group life insurance through multiple distribution channels primarily in emerging markets, including Indonesia, Taiwan, Thailand, Vietnam, Egypt, the United Arab Emirates, throughout Latin America, selectively in Europe, as well as China through a partially-owned insurance company. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re comprises two operations. The first is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. The second is a U.S.-based traditional life reinsurance company licensed in 49 states and the District of Columbia. In January 2010, a strategic decision was made to discontinue writing new traditional life mortality reinsurance business from the U.S.-based company. Although the traditional life reinsurance business was profitable in 2009, it does not represent a significant future opportunity to generate profitability that justifies the use of our capital. Net premiums written for traditional life reinsurance was $41 million in 2009. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

Products and Distribution

ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, brokers, and telemarketing. We continue to expand this business with a focus on opportunities in emerging markets that we believe will result in strong and sustainable operating profits as well as favorable return on capital commitments after an initial growth period.

Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. ACE Life is developing agency distribution in those countries in which we believe we can achieve sustainable growth as well as a favorable return on our investment. As of December 31, 2009, ACE Life, excluding China, has developed a sales force of over 9,000 agents principally located in Asia-Pacific countries, including a leadership position in Vietnam and growing agency forces in Indonesia and Thailand. ACE Life manages its agency business through key performance indicators, among other things, that monitor the retention and productivity of its agents and persistency of our business.

ACE maintains approximately 37 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (“Huatai Life”), which commenced operations in 2005. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels in eight provinces within China. Based on 2009 premium volume as defined by China regulations, which include investment deposits, Huatai Life was ranked among the top 15 of 50 life insurers in China and the third largest foreign invested life insurer. Huatai Life has developed a sales force of approximately 19,000 agents as of December 31, 2009, and maintains distribution agreements with many large banks within China.

Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace. A significant percentage of our total revenue and income/losses in Bermuda derives from our core line of business, which is the reinsurance of variable annuity guarantees, including both death and living benefit guarantees. This business is managed with a long-term perspective and short-term earnings volatility is expected. Our primary focus in the Bermuda operation is to successfully manage the current portfolio of risk in the variable annuity line of business.

Combined Insurance uses a North American sales force of over 2,000 agents to distribute a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

Competitive Environment

ACE Life’s competition differs by location but generally includes multi-national insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. ACE’s financial strength and reputation as an entrepreneurial organization with a global presence give ACE Life a strong base from which to compete. While ACE Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. ACE Life Re has written traditional mortality reinsurance from both its Bermuda and U.S. companies. The life reinsurance market for traditional mortality risk is highly competitive as most of the reinsurance companies are well established, have significant operating histories, strong claims-paying ability ratings, and long-standing client relationships through existing treaties with ceding companies.

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

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use sophisticated catastrophe loss and risk modeling techniques designed to ensure appropriate spread of risk and to analyze correlation of risk across different product lines and territories. This helps to ensure that losses are contained within our risk tolerance and appetite for individual products lines, businesses, and ACE as a whole. We also purchase reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks, refer to “Reinsurance Protection”. For more information refer to “Insurance and Reinsurance Markets”, under Item 1A, “Catastrophe Exposure Management” and “Natural Catastrophe Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Reinsurance Protection

As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, to an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, this reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct losses. In certain countries, reinsurer selection is limited by local laws or regulations. In those areas where there is more freedom of choice, the counterparty is selected based upon its financial strength, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprised of senior management personnel and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Enterprise Risk Management Board. The reinsurers on the authorized list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

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

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We have actuarial staff in each of our operating segments who regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with these structured settlements, we carried net reserves of $76 million, net of discount, at December 31, 2009.

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

We have considered asbestos and environmental (A&E) claims and claims expenses in establishing the liability for unpaid losses and loss expenses and have developed reserving methods which consider historical experience as well as incorporate new sources of data to estimate the ultimate losses arising from A&E exposures. The reserves for A&E claims and claims expenses represent management’s best estimate of future loss and loss expense payments and recoveries that are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims, we monitor A&E claims activity quarterly, and we perform a full reserve review annually.

For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2009. Future additions to reserves, if needed, could have a material adverse effect upon our financial condition, results of operations, and cash flows.

For more information refer to “Critical Accounting Estimates—Unpaid losses and loss expenses”, under Item 7 and Note 7 to the Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 1999-2009, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2009, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the

SEC. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 1999, in the following example.

The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 1999, a reserve of $9.244 billion net of reinsurance had been established.

The upper (paid) triangulation presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2000 financial year, $2.717 billion of payments were made on liabilities contemplated in the December 31, 1999, reserve balance. At the end of the 2009 financial year, there were cumulative net payments of $7.671 billion on this block of liabilities.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 1999, are now estimated to be $10.909 billion, rather than the original estimate of $9.244 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $1.665 billion recognized in the ten years since December 31, 1999, $464 million relates to non-latent claims and $1.201 billion relates to latent claims. The deficiency of $1.665 billion was identified and recorded as follows; $16 million redundant in 2000, $4 million deficient in 2001, $526 million deficient in 2002, $155 million deficient in 2003, $875 million deficient in 2004, $120 million redundant in 2005, $41 million deficient in 2006, $28 million redundant in 2007, $108 million deficient in 2008, and $120 million deficient in 2009.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last year, we revised our estimate of the December 31, 1999, liabilities from $10.789 billion to $10.909 billion. This adverse development of $120 million will also be included in each column to the right of the December 31, 1999, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2000, to December 31, 2009.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2008, of $24.241 billion has, with the benefit of actual loss emergence and hindsight, been revised to $23.653 billion at December 31, 2009. This favorable movement of $588 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse. (See note 3 to table below). The key underlying movements are discussed in more detail within the “Prior Period Development” section of Item 7.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2009, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2009. For example, with respect to the gross unpaid loss and loss expenses of $16.713 billion for December 31, 1999, this gross liability was re-estimated to be $23.274 billion at December 31, 2009, resulting in the cumulative deficiency on the gross liability originally recorded for the 1999 balance sheet year of $6.561 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1995 and prior. The gross deficiency results in a net deficiency of $1.665 billion after consideration of substantial reinsurance coverage that reduces the gross loss; approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded to NICO.

We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table, as conditions and trends that have affected development of the liability in the past may not necessarily recur in the future. We believe that our current estimates of net liabilities appropriately reflect our current knowledge of the business profile and the prevailing market, social, legal, and economic conditions while giving due consideration to historical trends and volatility evidenced in our markets over the longer term. The key issues and considerations involved in establishing our estimate of the net liabilities are discussed in more detail within the “Critical Accounting Estimates—Unpaid losses and loss expenses” section of Item 7.

On July 2, 1999, we changed our fiscal year-end from September 30 to December 31. As a result, the information provided for the 1999 year is actually for the 15-month period from October 1, 1998, through December 31, 1999. On July 2, 1999, we acquired ACE INA (CIGNA’s P&C business) and on April 1, 2008, we acquired Combined Insurance. The unpaid loss information has been included in the table commencing in the year of acquisition. As a result, 1999 includes net reserves of $6.8 billion related to ACE INA at the date of acquisition and subsequent development thereon.

Analysis of Losses and Loss Expenses Development

	Years Ended December 31
(in millions of U.S. dollars)	1999(1)	2000	2001	2002	2003	2004	2005	2006		2007	2008		2009
Gross unpaid losses	$16,713	$17,603	$20,941	$24,597	$27,083	$31,483	$35,055	$35,517		$37,112	$37,176		$37,783
Net unpaid losses	9,244	9,437	10,617	11,988	14,674	17,517	20,458	22,008		23,592	24,241		25,038
Net paid losses (cumulative) As Of:
1 year later	2,717	2,425	2,667	2,702	2,855	3,293	3,711	4,038	(2)	3,628	4,455
2 years later	4,119	3,850	4,640	4,379	4,878	5,483	6,487	6,356		6,092
3 years later	5,181	5,165	5,568	5,817	6,427	7,222	7,998	8,062
4 years later	6,217	5,515	6,688	7,009	7,819	8,066	9,269
5 years later	6,364	6,204	7,496	8,032	8,416	8,920
6 years later	6,880	6,638	8,014	8,390	9,049
7 years later	7,231	6,959	8,226	8,851
8 years later	7,448	7,036	8,584
9 years later	7,495	7,239
10 years later	7,671
Net liability re-estimated As Of:
End of year	$9,244	$9,437	$10,617	$11,988	$14,674	$17,517	$20,458	$22,008		$23,592	$24,241		$25,038
1 year later	9,228	9,596	11,344	12,170	15,221	17,603	20,446	21,791		22,778	23,653
2 years later	9,232	10,172	11,552	13,215	15,468	17,651	20,366	21,188		22,158
3 years later	9,758	10,417	12,541	13,477	15,732	17,629	19,926	20,650
4 years later	9,913	11,297	12,725	13,790	16,015	17,509	19,589
5 years later	10,788	11,231	12,880	14,152	16,086	17,276
6 years later	10,668	11,395	13,013	14,201	15,994
7 years later	10,709	11,419	13,099	14,210
8 years later	10,681	11,520	13,110
9 years later	10,789	11,489
10 years later	10,909
Cumulative redundancy/(deficiency) on net unpaid losses	(1,665)	(2,052)	(2,493)	(2,222)	(1,320)	241	869	1,358		1,434	588	(3)
Cumulative deficiency related to A&E	(1,201)	(1,201)	(1,196)	(680)	(680)	(215)	(215)	(163)		(134)	(83)
Cumulative redundancy/(deficiency) excluding A&E	(464)	(851)	(1,297)	(1,542)	(640)	456	1,084	1,521		1,568	671
Gross unpaid losses end of year	$16,713	$17,603	$20,941	$24,597	$27,083	$31,483	$35,055	$35,517		$37,112	$37,176		$37,783
Reinsurance recoverable on unpaid losses	7,469	8,166	10,324	12,609	12,409	13,966	14,597	13,509		13,520	12,935		12,745
Net unpaid losses	9,244	9,437	10,617	11,988	14,674	17,517	20,458	22,008		23,592	24,241		25,038
Gross liability re-estimated	23,274	24,287	28,392	29,552	30,729	31,767	33,408	33,800		35,086	36,415
Reinsurance recoverable on unpaid losses	12,365	12,798	15,282	15,342	14,735	14,491	13,819	13,150		12,928	12,762
Net liability re-estimated	10,909	11,489	13,110	14,210	15,994	17,276	19,589	20,650		22,158	23,653
Cumulative redundancy/(deficiency) on gross unpaid losses	$(6,561)	$(6,684)	$(7,451)	$(4,955)	$(3,646)	$(284)	$1,647	$1,717		$2,026	$761

The reference to “losses” in the table above refers to losses and loss expenses.

(1) The 1999 year is for the 15-month period ended December 31, 1999.

(2) This amount does not agree to the reconciliation of unpaid losses and loss expenses for the 2007 year in the table below due to the accounting treatment of a novation of a retroactive assumed loss portfolio transfer from 2002 resulting in the elimination of deferred assets of $79 million and the reduction of the related reserve.

(3) This amount does not agree to the reconciliation of unpaid losses and loss expenses for the 2009 year in the table below due to the accounting treatment of Crop profit commission resulting in the reduction of $9 million in the related net losses and loss expenses incurred in respect of losses occurring in prior years. Note that there is a corresponding increase of $9 million in net losses and loss expenses incurred in respect of losses occurring in the current year.

Reconciliation of Unpaid Losses and Loss Expenses

	Year Ended December 31
(in millions of U.S. dollars)	2009	2008	2007
Gross unpaid losses and loss expenses at beginning of year	$37,176	$37,112	$35,517
Reinsurance recoverable on unpaid losses(1)	(12,935)	(13,520)	(13,509)
Net unpaid losses and loss expenses at beginning of year	24,241	23,592	22,008
Acquisition of subsidiaries	–	353	–
Total	24,241	23,945	22,008
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,001	8,417	7,568
Prior years	(579)	(814)	(217)
Total	7,422	7,603	7,351
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,493	2,699	1,975
Prior years	4,455	3,628	3,959
Total	6,948	6,327	5,934
Foreign currency revaluation and other	323	(980)	167
Net unpaid losses and loss expenses at end of year	25,038	24,241	23,592
Reinsurance recoverable on unpaid losses(1)	12,745	12,935	13,520
Gross unpaid losses and loss expenses at end of year	$37,783	$37,176	$37,112

(1) Net of provision for uncollectible reinsurance

Net losses and loss expenses incurred for 2009 were $7.4 billion, compared with $7.6 billion in 2008, and $7.4 billion in 2007. Net losses and loss expenses incurred for 2009, 2008, and 2007, include $579 million, $814 million, and $217 million of net favorable prior period development, respectively. For more information, refer to the “Prior Period Development” section of Item 7.

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

The management of our investment portfolio is the responsibility of ACE Asset Management, an indirect wholly-owned subsidiary of ACE. ACE Asset Management operates principally to guide and direct our investment process. In this regard, ACE Asset Management:

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

The Finance and Investment Committee of the Board approves asset allocation targets and reviews our investment policy to ensure that it is consistent with our overall goals, strategies, and objectives. Overall investment guidelines are reviewed and approved by the Finance and Investment Committee to ensure that appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained. In addition, the Finance and Investment Committee systematically reviews the portfolio’s exposures including any potential violations of investment guidelines. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. Additionally, the Board has established a Risk Committee which helps execute the Board’s supervisory responsibilities pertaining to enterprise risk management including investment risk.

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

Regulation

Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which ACE operates are subject to change and are regularly monitored. The following is an overview discussion of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations

The Swiss Financial Market Supervisory Authority, which we refer to as “FINMA” has the discretion to supervise our group activities. Under so-called “group supervision,” FINMA has the right to supervise the Company on a group-wide basis. The regulatory power of FINMA covers in particular the following areas:

• reporting on organization;

• reporting on structure;

• reporting on internal transactions;

• solvency;

• group/conglomerate report; and

• corporate governance/risk management/internal control system.

In 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. While we currently intend to operate within these parameters, we cannot assure you that our future business needs may not require that we exceed these parameters or that FINMA will not change these parameters or otherwise determine to exercise group supervision over us. The costs and administrative burdens of group supervision could be substantial. Late in 2008, we formed ACE Insurance (Switzerland) Limited which offers various insurance covers to small and mid-sized Swiss companies, as well as A&H solutions to individuals. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited which we operate as primarily a provider of reinsurance to other ACE entities. Both new companies are licensed and governed by FINMA.

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

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2007 for seven years, through 2014, and applies to certain of our operations.

From time to time, ACE and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting and non-traditional or loss mitigation insurance products. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions as well as a change in the presidential administration and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to ACE’s U.S. operations and businesses. We cannot assure you that changes in laws or investigative or enforcement activities in the various U.S states will not have a material adverse impact on our financial condition, results, or business practices. More information on insurance industry investigations, including settlement agreements and related matters, is set forth in Note 10 to the Consolidated Financial Statements, under Item 8.

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

Moreover, there are various regulatory bodies and initiatives that impact ACE in multiple international jurisdictions and the potential for significant impact on ACE could be heightened as a result of recent industry and economic developments. In particular, the European Union’s (EU) executive body, the European Commission, is implementing new capital adequacy and risk management regulations for the European insurance industry, known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire EU relating to capital adequacy and risk management for insurers. Other jurisdictions such as Bermuda and Switzerland are likely to strengthen their respective capital and risk management requirements.

Enterprise Risk Management

As an insurer, ACE is in the business of risk management for profit. As a result, enterprise risk management, or ERM, is a part of the day-to-day management of the Company and its operations. Because risk management must permeate an organization conducting insurance businesses around the world, we have established an ERM process that is integrated into management of our businesses and is led by ACE’s senior management.

Our global ERM framework is broadly multi-disciplinary and its objectives include:

• support core risk management responsibilities at division and corporate levels through the identification and management of risks that aggregate and/or correlate across divisions;

• identify, analyze, and mitigate significant external risks that could impair the financial condition of ACE and/or hinder its business objectives;

• coordinate accumulation guidelines and actual exposure relative to guidelines, risk codes, and other risk processes;

• provide analysis and maintain accumulation and economic capital and information systems that enable business leaders to make appropriate and consistent risk/return decisions;

• identify and assess emerging risk issues; and

• develop and communicate to the Company’s business lines consistent risk management processes.

The Company’s Enterprise Risk Management Board (ERMB) reports to and assists the Chief Executive Officer in the oversight and review of ACE’s ERM framework. The ERMB is chaired by the Company’s Chief Risk Officer and Chief Actuary. The ERMB oversees and monitors the processes and guidelines used to manage insurance risk, financial risk, strategic risk, and operational risk. The ERMB governance framework relies in part on establishment and maintenance of risk limits and a risk matrix through which inherent and residual risks across the organization are cataloged. The ERMB meets at least monthly, and is comprised of the Company’s most senior executives, in addition to the Chair: the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Claims Officer, General Counsel, Chief Executive Officer for Insurance – North America, Chief Executive Officer for ACE Overseas General, and our Assumed Reinsurance Officer.

The ERMB is provided support from various sources, including the Enterprise Risk Unit (ERU) and Product Boards. The ERU is responsible for the collation and analysis of two types of information. First, external information that provides insight to the ERMB on risks that might imperil ACE’s key objectives and second, internal information on single named, product, and cross-product accumulations. The ERU is independent of the operating units and reports to our Chief Risk Officer and Chief Actuary. The Product Boards exist to provide oversight for products that the Company offers globally. A Product Board currently exists for each of the following products; property/energy, marine, casualty, financial lines, aviation, and political risk. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and single name accumulation guidelines.

The Company’s Chief Risk Officer and Chief Actuary also reports to the Board’s Risk Committee, which helps execute the Board’s supervisory responsibilities pertaining to ERM. The role of the Risk Committee includes evaluation of the integrity and effectiveness of the Company’s ERM procedures and systems and information; oversight of policy decisions pertaining to risk aggregation and minimization, including credit risk; and assessment of the Company’s major decisions and preparedness levels pertaining to perceived material risks. The Audit Committee, which regularly meets jointly with the Risk Committee, provides oversight of the financial reporting process and safeguarding of assets.

Others within the ERM structure contribute toward accomplishing ACE’s ERM objectives, including regional management, Internal Audit, Compliance, external consultants, and managers of our internal control processes and procedures.

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

Business

U.S. and global economic and financial industry events and their consequences could harm our business, our liquidity and financial condition, and our stock price.

Global market and economic conditions have been severely disrupted over the past three years which included widespread recession. These conditions and their consequences may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect our stock price.

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the resulting losses. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

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

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. At December 31, 2009, these A&E liabilities represented approximately 6.7 percent of our liabilities for losses and loss expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding multiple recoveries by claimants against various defendants; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants.

Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If the increase in loss reserves is large enough, we could incur a net loss and a net reduction of our capital.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

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

We purchase reinsurance to protect against catastrophes, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy. Our reinsurance business also purchases some retrocessional protection. A retrocessional reinsurance agreement allows a reinsurer to cede to another company all or part of the reinsurance that was originally assumed by the reinsurer. A reinsurer’s or retrocessionaire’s insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2009, we had $13.6 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

As part of the restructuring of INA Financial Corporation and its subsidiaries that occurred in 1996, Insurance Company of North America (INA) was divided into two separate corporations: an active insurance company that retained the INA name and continued to write P&C business and an inactive run-off company, now called Century Indemnity Company (Century). The A&E exposures of substantially all of INA’s U.S. P&C companies, now our subsidiaries, were either allocated to Century (as a result of the restructuring) or reinsured to subsidiaries of Brandywine, primarily Century. Certain of our subsidiaries are primar -

ily liable for A&E and other exposures they have reinsured to Century. As at December 31, 2009, the aggregate reinsurance balances ceded by our active subsidiaries to Century were $1.2 billion. Should Century experience adverse loss reserve development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due to Century’s affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure you that adverse development with respect to Century’s loss reserves, if manifested, will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century.

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

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by ACE. These disruptions may occur, for example, as a result of events that affect only the buildings occupied by ACE or as a result of events with a broader effect on the cities where those buildings are located. If a disruption occurs in one location and ACE employees in that location are unable to occupy its offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

Employee error and misconduct may be difficult to detect and prevent and could adversely affect our business, results of operations, and financial condition.

Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct and the precautions ACE takes to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

The integration of acquired companies may not be as successful as we anticipate.

Acquisitions involve numerous risks, including operational, strategic, and financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions.

Financial Strength and Debt Ratings

A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease. A decline in our debt ratings could increase our borrowing costs and impact our ability to access capital markets.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies’ opinions of our claims paying ability, are not evaluations directed to investors in our securities, and are not recommendations to buy, sell, or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these rating agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. If one or more of our debt ratings were downgraded, we could also incur higher borrowing costs, and our ability to access the capital markets could be impacted. Additionally, we could be required to post collateral or be faced with the cancellation of premium in certain circumstances. Refer to “Ratings”, under Item 7.

We cannot give any assurance regarding whether or to what extent any of the rating agencies may downgrade our ratings in the future.

Loss of Key Executives

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. This risk may be particularly acute for us relative to some of our competitors because many of our senior executives work in countries where they are not citizens, such as Bermuda, and work permit and immigration issues could adversely affect the ability to retain or hire key persons. We do not maintain key person life insurance policies with respect to our employees.

Brokers and Customers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 13 percent and 11 percent, respectively, of our gross premiums written in 2009. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We offer high-deductible policies which are primarily provided in the workers’ compensation and certain general liability protection lines of our business. Under the terms of these policies, our customers are responsible for a set dollar amount per claim and/or an aggregate amount for all covered claims before we are ultimately liable. However, we may be required under such policies to pay third party claimants directly and then seek reimbursement for losses within the deductible from our customers. This subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have a material adverse effect on our financial condition and results of operations. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

Liquidity and Investments

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio could significantly decrease our book value, thereby affecting our ability to conduct business. Recent investment market volatility, stock market declines, and fluctuations in credit spreads resulted in some cases in significant realized and unrealized losses in our investment portfolio. We experienced $2.9 billion of pre-tax realized and unrealized gains on our investment portfolio in 2009. The carrying value of our investment portfolio was $46.5 billion at December 31, 2009.

Financial markets events create greater risks relating to impairment of investments.

As a part of our ongoing analysis of our investment portfolio, we are required to assess whether the debt and equity securities we hold for which we have recorded an unrealized loss have been “other-than-temporarily impaired”. Refer to Note 4 under Item 8 and our disclosure for details and results of our analysis. This analysis requires a high degree of judgment and requires us to make certain assessments about the potential for recovery of the assets we hold. Declines in relevant stock and other financial markets could adversely affect our net income and other financial results, and may result in additional impairments.

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

Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance. We may need to raise additional funds through financings or access funds through existing or new credit facilities. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Also, recent consolidation in the banking industry could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to utilize assets otherwise available for our business operations, and our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

We may be required to post additional collateral because of changes in our reinsurance liabilities to regulated insurance companies.

If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients. In addition, regulatory changes sometimes affect our obligations to post collateral. Several such regulatory changes have been implemented or are currently under consideration, including changes related to variable annuity contracts. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our net income and liquidity and capital resources.

Our investment portfolio includes below investment-grade securities that have a higher degree of credit or default risk which could adversely affect our results of operations and financial condition.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. At December 31, 2009, below investment-grade securities comprised approximately 13 percent of our fixed income portfolio. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience default losses in our portfolio. This may result in a reduction of net income and capital.

Exchange Rates

Our operating results and shareholders’ equity may be adversely affected by currency fluctuations.

Our reporting currency is the U.S. dollar. Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, and the Canadian dollar. At December 31, 2009, approximately 19.8 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Regulatory and Other Governmental Developments

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity, various solvency standards, and periodic examinations of their financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders.

The insurance industry is affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. The current economic climate, the recent financial crisis, and in the U.S. the change in presidential administration in January 2009, present additional uncertainties and risks relating to increased regulation and the potential for increased involvement of the U.S. and other governments in the financial services industry. Efforts are underway in Washington, D.C. to create a new regulatory regime for financial services companies, and while it is not expected that the U.S. will adopt a fully functional federal regulator for insurance companies at this time, some proposed reforms regarding systemic risk oversight and resolution authority could impact the P&C industry. Moreover, the European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses across the European Union. In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the NAIC) to consider changes to insurance company supervision, including solvency requirements and group supervision.

We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations which could have an adverse effect on our business; as could changes in the laws and regulations that apply to us. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions.

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

ACE has also been advised by Niederer Kraft & Frey AG that there is no treaty in effect between the United States and Switzerland providing for this enforcement and there are grounds upon which Swiss courts may not enforce judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including some remedies available under the U.S. Federal securities laws, would not be allowed in Swiss courts as contrary to that nation’s public policy.

As a result of the increase in par value of our shares that occurred in connection with our Continuation to Switzerland, we will have less flexibility with respect to certain aspects of capital management than previously.

In connection with our Continuation to Switzerland, we increased the par value of our shares. As of December 31, 2009, our par value is CHF 31.88 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Taxation – Shareholders may be subject to Swiss withholding taxes on the payment of dividends.”

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

While our Articles of Association limit the voting power of any shareholder to less than 10 percent, we cannot assure you that the applicable regulatory body would agree that a shareholder who owned 10 percent or more of our Common Shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary.

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

Our dividends will generally be subject to a Swiss federal withholding tax at a rate of 35 percent. The tax must be withheld from the gross distribution, and be paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (U.S.-Swiss Tax Treaty), may apply for a refund of the tax withheld in excess of the 15 percent treaty rate (or for a full refund in the case of qualifying retirement arrangements). Payment of a dividend in the form of a par value reduction or qualifying paid-in capital reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in the form of a reduction of our par value or qualifying paid-in capital and, subject to the requirements of our business and applicable law, we currently intend to continue to annually recommend to shareholders that they approve the payment of dividends in such form. We estimate we would be able to pay dividends in the form of a reduction of par value or qualifying paid-in capital, and thus exempt from Swiss withholding tax, for approximately 15-20 years after the Continuation. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, increases/decreases in par value or qualifying paid-in capital, or changes or new interpretations to Swiss tax law or regulations. However, we cannot assure you that our shareholders will approve a reduction in par value or qualifying paid-in capital each year, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future.

We may become subject to taxes in Bermuda after March 28, 2016, which may have an adverse effect on our results of operations and your investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given ACE Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures, or other obligations until March 28, 2016, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

ACE Limited, our Bermuda-based management and holding company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and your investment.

ACE Limited, ACE Group Management & Holdings Ltd. and our non-U.S. subsidiaries, including ACE Bermuda Insurance Ltd., and ACE Tempest Life Reinsurance Ltd., operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that ACE Limited or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If ACE Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be adversely affected.

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

U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII).

If the RPII of any of our non-U.S. insurance subsidiaries (each a “Non-U.S. Insurance Subsidiary”) were to equal or exceed 20 percent of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year. This amount is determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company’s gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded and if you are an affected U.S. person, your investment could be adversely affected.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. This generally would be the case if either we are a CFC and the tax-exempt shareholder is a 10 percent U.S. shareholder or there is RPII, certain exceptions do not apply, and the tax-exempt organization, directly or indirectly through foreign entities, owns any shares of ACE Limited. Although we do not believe that any U.S. persons or U.S. partnerships should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

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

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, HR 3424 has been introduced during the current 111th House, (although a companion bill has not been introduced in the Senate), that would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies uneconomical regardless of whether or not it is properly priced under the internationally accepted arms-length standard. If enacted, such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders, including a tax proposal regarding affiliate reinsurance that has been included in the President’s budget proposal.

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

More information relating to legal proceedings is set forth in Note 10 f) to the Consolidated Financial Statements, under Item 8, which is hereby incorporated herein by reference.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

The table below sets forth the names, ages, positions, and business experience of the Executive Officers of the Company.

Name	Age	Position
Evan G. Greenberg	55	Chairman, President, Chief Executive Officer, and Director
Brian E. Dowd	47	Vice Chairman; Chief Executive Officer, Insurance – North America
John W. Keogh	45	Chief Executive Officer, ACE Overseas General
Philip V. Bancroft	50	Chief Financial Officer
Robert F. Cusumano	53	General Counsel and Secretary
Paul B. Medini	52	Chief Accounting Officer

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

Brian E. Dowd was appointed Vice Chairman of ACE Limited and ACE Group Holdings in May 2009. Mr. Dowd was appointed Chief Executive Officer of Insurance – North America in May 2006. In January 2005, Mr. Dowd was named Chairman and Chief Executive Officer of ACE USA, Chairman of ACE Westchester and President of ACE INA Holdings Inc. From 2002 until 2005, Mr. Dowd was President and Chief Executive Officer of ACE Westchester. In January 2004, he was elected to the position of Office of the Chairman of ACE INA Holdings Inc. – a position which Mr. Dowd currently holds along with that of President. Mr. Dowd served as Executive Vice President, ACE USA Property Division from 1999 through 2001 when he was appointed President, ACE Specialty P&C Group. Mr. Dowd joined ACE in 1995.

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

(a) Our Common Shares (previous to the Continuation, known as Ordinary Shares), with a current par value of CHF 31.88 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2009		2008
	High	Low	High	Low
Quarter ending March 31	$53.03	$31.84	$61.65	$53.66
Quarter ending June 30	$47.51	$40.82	$62.67	$55.06
Quarter ending September 30	$53.46	$41.76	$66.00	$45.30
Quarter ending December 31	$55.14	$48.18	$57.36	$37.97

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 23, 2010, was $50.29.

(b) The approximate number of record holders of Common Shares as of February 23, 2010, was 3,697.

(c) The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of Record as of:			Shareholders of Record as of:
March 31, 2009	$0.26	(CHF 0.30)	March 31, 2008	$0.27
July 28, 2009	$0.31	(CHF 0.33)	June 30, 2008	$0.29
October 1, 2009	$0.31	(CHF 0.31)	September 30, 2008	$0.26 (CHF 0.30)
December 17, 2009	$0.31	(CHF 0.32)	December 17, 2008	$0.27 (CHF 0.30)

ACE Limited is a holding company whose principal source of income is investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon the profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. Refer to Item 1A and Item 7.

(d) The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended December 31, 2009:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
October 1 through October 31	3,049	$53.75	–	$250 million
November 1 through November 30	1,534	$51.30	–	$250 million
December 1 through December 31	6,569	$49.91	–	$250 million
Total	11,152

* For the three months ended December 31, 2009, this column represents the surrender to the Company of 11,152 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

** As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At December 31, 2009, this authorization had not been utilized.

(e) Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s Common Shares from December 31, 2004, through December 31, 2009, as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The chart depicts the value on December 31, 2005, 2006, 2007, 2008, and 2009, of a $100 investment made on December 31 2004, with all dividends reinvested.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions of U.S. dollars)	2009	2008	2007	2006	2005
Operations data:
Net premiums earned	$13,240	$13,203	$12,297	$11,825	$11,748
Net investment income	2,031	2,062	1,918	1,601	1,264
Net realized gains (losses):
Net OTTI losses recognized in income	(397)	(1,064)	(141)	(214)	(88)
Net realized gains (losses) excluding OTTI losses	201	(569)	80	116	164
Total net realized gains (losses)	(196)	(1,633)	(61)	(98)	76
Losses and loss expenses	7,422	7,603	7,351	7,070	8,571
Policy benefits	325	399	168	123	143
Policy acquisition costs and administrative expenses	3,941	3,872	3,226	3,171	2,924
Interest expense	225	230	175	176	174
Other (income) expense	85	(39)	81	(35)	(25)
Income tax expense	528	370	575	522	273
Income before cumulative effect	2,549	1,197	2,578	2,301	1,028
Cumulative effect of change in accounting principles (net of income tax)	–	–	–	4	–
Net income	2,549	1,197	2,578	2,305	1,028
Dividends on Preferred Shares	–	(24)	(45)	(45)	(45)
Net income available to holders of Common Shares	$2,549	$1,173	$2,533	$2,260	$983
Diluted earnings per share before cumulative effect of a change in accounting principle	$7.55	$3.50	$7.63	$6.87	$3.29
Diluted earnings per share(1)	$7.55	$3.50	$7.63	$6.88	$3.29
Balance sheet data (at end of period):
Total investments	$46,515	$39,715	$41,779	$36,601	$31,842
Cash	669	867	510	565	512
Total assets	77,980	72,057	72,090	67,135	62,440
Net unpaid losses and loss expenses	25,038	24,241	23,592	22,008	20,458
Net future policy benefits	2,710	2,645	537	508	510
Long-term debt	3,158	2,806	1,811	1,560	1,811
Trust preferred securities	309	309	309	309	309
Total liabilities	58,313	57,611	55,413	52,857	50,628
Shareholders’ equity	19,667	14,446	16,677	14,278	11,812
Book value per share	$58.44	$43.30	$48.89	$42.03	$34.81
Selected data
Loss and loss expense ratio(2)	58.8%	60.6%	61.6%	61.2%	74.5%
Underwriting and administrative expense ratio (3)	29.5%	29.0%	26.3%	26.9%	25.0%
Combined ratio(4)	88.3%	89.6%	87.9%	88.1%	99.5%
Net loss reserves to capital and surplus ratio(5)	141.1%	186.1%	144.7%	157.7%	177.5%
Weighted-average shares outstanding – diluted	337,539,294	334,606,237	331,989,064	328,617,569	298,586,600
Cash dividends per share	$1.19	$1.09	$1.06	$0.98	$0.90

(1) Diluted earnings per share is calculated by dividing net income available to holders of Common Shares by weighted-average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding the Life segment premiums. Net premiums earned for the Life segment were $1.4 billion, $1.2 billion, $368 million, $274 million, and $248 million, for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

(3) The underwriting and administrative expense ratio is calculated by dividing the policy acquisition costs and administrative expenses by net premiums earned, excluding the Life segment.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8 of this Form 10-K.

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the property and casualty (P&C) insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products – such as personal accident, supplemental health and life insurance – to individuals in select countries. At December 31, 2009, ACE had total assets of $78 billion and shareholders’ equity of $19.7 billion.

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

As an insurance and reinsurance company, we generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. During the second quarter of 2009, we liquidated the majority of our publicly traded equity holdings and invested the proceeds in corporate bonds. A small portion of our assets are held in less liquid or higher risk assets in an attempt to achieve higher risk-adjusted returns. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity and Capital Resources”.

Redomestication to Zurich, Switzerland

In July 2008, we transferred our domicile from the Cayman Islands to Zurich, Switzerland, our new jurisdiction of incorporation (the Continuation). In connection with the Continuation, we changed the currency in which the par value of our Ordinary Shares was stated from U.S. dollars to Swiss francs. Upon the effectiveness of the Continuation, our Ordinary Shares became Common Shares. All Common Shares are registered shares with a current par value of CHF 31.88 each.

Notwithstanding the change of the currency in which the par value of Common Shares is stated, we continue to use U.S. dollars as our reporting currency for preparing our Consolidated Financial Statements. For the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which is not subject to Swiss withholding tax. Refer to “Liquidity” for more information.

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

Investment in Assured Guaranty Ltd.

Assured Guaranty Ltd. (AGO), a Bermuda-based holding company, provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. On July 1, 2009, AGO acquired Financial Security Assurance Holdings Ltd. from Dexia Holdings Inc., a subsidiary of Dexia S.A. The purchase price included approximately $546 million in cash and approximately 22.3 million AGO common shares, according to AGO’s public filings. AGO financed the cash portion of the purchase price partly through a June 2009 issuance of 38.5 million common shares before the exercise of any overallotment option (June 2009 issuance), according to AGO’s public filings. Prior to the June 2009 issuance, ACE included its investment in AGO in Investments in partially-owned insurance companies using the equity method of accounting. Effective with the June 2009 issuance, ACE was deemed to no longer exert significant influence over AGO for accounting purposes and accounts for the investment in AGO as an available-for-sale equity security. ACE accounted for AGO’s June 2009 issuance, and resulting dilutive effect, as if we had sold a proportionate share of the investment. ACE recognized a realized loss of $57 million related to AGO’s dilutive common share issuance. During the fourth quarter of 2009, ACE further reduced its ownership in AGO to approximately seven percent. At December 31, 2009, the fair value of ACE’s investment in AGO was $283 million and $56 million of unrealized gain on this investment was reflected in Accumulated other comprehensive income. During the first quarter of 2010, we again reduced our interest in AGO and our current share of ownership is approximately three percent.

Market Conditions

The improvement in industry capital during 2009 as a result of greater financial markets stability and lower catastrophe losses has resulted in more competitive market conditions. From a risk-reward perspective, we believe prices to be inadequate from an underwriting perspective in a number of lines of business and therefore industry profitability is under pressure. At ACE, we continue efforts to maintain strict underwriting discipline in order to ensure profitability currently and in the future. We are focused on continuing to build our capabilities – expanding our product offerings, our underwriting and geographic presence, and special initiatives centered on certain customer segments and our distribution. We believe our financial strength, global presence and broad product offering, and our technical underwriting capability continue to attract business to our company. Policies submitted to us for quote were significantly higher in 2009, compared with 2008, as existing and prospective customers sought ACE’s financial strength and underwriting capability. As a result, the number of accounts we bound were substantially higher in 2009, however because of our underwriting discipline, we wrote less new business. We are emphasizing renewal retention rates. Policy terms and conditions were relatively stable for the business we wrote, although there were increased requests for terms and conditions we found unacceptable.

Despite favorable foreign exchange movements in the fourth quarter of 2009, our revenues were adversely impacted by a strong U.S. dollar for the year. On a constant dollar basis, net premiums written increased three percent in our P&C business in 2009, primarily driven by growth in our North American and international retail franchises. These businesses benefited from our increased local and global presence which allowed us to take advantage of competitors’ weakness, despite the recession’s impact on pricing and demand for coverage. We reported growth in lines where we believe more than price matters – our relative financial strength compared to competitors continued to produce business gains, and we have also benefited from growth in those areas of the market that have experienced underwriting losses and prices have risen adequately thus creating opportunity for ACE.

Our Global Reinsurance business grew in 2009, with increases in both long-tail and short-tail lines, and benefited particularly from business written in the first half of the year when pricing was more favorable. With respect to market conditions at the January 1, 2010, renewal period, we observed a reduction in client demand and more supply as reinsurers were generally well capitalized as a result of the recovery of the financial markets and partly as a result of a lack of major catastrophes in 2009. As such, pricing decreased but continued to be sufficiently profitable, particularly for U.S. peak exposure. Pricing in non-catastrophe areas or lines of business continued to decrease moderately, creating greater pressure on already stressed profit margins. We wrote modestly less business during the January 1 renewal period in 2009, compared with 2008.

Our A&H business continues to be impacted by recession, although it stabilized in the fourth quarter on a constant dollar basis. The underlying long-term trends of a growing middle class in Latin America and Asia, where we have substantial presence and capability, will continue to favor this business. We believe that the impact of recession on our A&H business is transient and we expect it to diminish as we progress through 2010. During 2009, we focused on increasing our A&H distribution capabilities, particularly in the retail travel and corporate customer segments, without neglecting our direct response distribution network, in order for our product portfolio to remain balanced.

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

• the valuation of our investment portfolio and assessment of other-than-temporary impairments (OTTI);

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed minimum income benefits (GMIB) ; and

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

Unpaid losses and loss expenses

Overview and key data

As an insurance and reinsurance company, we are required, by applicable laws and regulations and GAAP, to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for future obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At December 31, 2009, our gross unpaid loss and loss expense reserves were $37.8 billion and our net unpaid loss and loss expense reserves were $25 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net reserves of $76 million, net of discount.

The table below presents a roll-forward of our unpaid losses and loss expenses for the years ended December 31, 2009 and 2008.

	2009			2008
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$37,176	$12,935	$24,241	$37,112	$13,520	$23,592
Losses and loss expenses incurred	11,141	3,719	7,422	10,944	3,341	7,603
Losses and loss expenses paid	(11,093)	(4,145)	(6,948)	(9,899)	(3,572)	(6,327)
Other (including foreign exchange revaluation)	559	236	323	(1,367)	(387)	(980)
Losses and loss expenses acquired	–	–	–	386	33	353
Balance, end of year	$37,783	$12,745	$25,038	$37,176	$12,935	$24,241

(1) Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at December 31, 2009 and 2008.

	2009			2008
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$17,307	$6,664	$10,643	$16,583	$6,539	$10,044
IBNR reserves	20,476	6,081	14,395	20,593	6,396	14,197
Total	$37,783	$12,745	$25,038	$37,176	$12,935	$24,241

The following table segregates loss reserves by line of business including property and all other, casualty, and personal accident (A&H) at December 31, 2009 and 2008. In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses. For certain lines, in particular ACE International and ACE Bermuda products, loss adjustment expenses are partially included in IBNR and partially included in loss expenses.

	2009			2008
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$3,149	$1,600	$1,549	$3,180	$1,367	$1,813
Loss expenses	260	81	179	264	92	172
IBNR reserves	2,028	815	1,213	2,456	1,084	1,372
Subtotal	5,437	2,496	2,941	5,900	2,543	3,357
Casualty
Case reserves	9,506	3,177	6,329	8,700	3,178	5,522
Loss expenses	3,773	1,661	2,112	3,871	1,779	2,092
IBNR reserves	17,777	5,110	12,667	17,455	5,144	12,311
Subtotal	31,056	9,948	21,108	30,026	10,101	19,925
A&H
Case reserves	588	144	444	536	121	415
Loss expenses	31	1	30	32	2	30
IBNR reserves	671	156	515	682	168	514
Subtotal	1,290	301	989	1,250	291	959
Total
Case reserves	13,243	4,921	8,322	12,416	4,666	7,750
Loss expenses	4,064	1,743	2,321	4,167	1,873	2,294
IBNR reserves	20,476	6,081	14,395	20,593	6,396	14,197
Total	$37,783	$12,745	$25,038	$37,176	$12,935	$24,241

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

We establish loss and loss expense reserves for our liabilities from claims for all of the insurance and reinsurance business that we write. For those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, our claims personnel establish case reserves as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. In respect of those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance’s claims department (refer to “Assumed reinsurance” below).

We have actuarial staff within each of our operating segments who analyze loss reserves and regularly project estimates of ultimate losses and the required IBNR reserve. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of expected claims for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, and industry data as needed. The estimate of the IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary, qualitative, and subjective factors. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Typically, for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses, and from these estimates a single actuarial central estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims, and actuarial analysis and judgment (for example, A&E account projections or high excess casualty accounts in litigation) or product lines where the nature of the claims experience and/or availability of the data prevent application of such methods. In addition, claims arising from catastrophic events require evaluations that do not utilize standard actuarial loss projection methods but are based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact.

Standard actuarial reserving methods

The standard actuarial reserving methods may include, but are not necessarily limited to, paid and reported loss development, expected loss ratio, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short- and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2009 results. In addition to these standard methods, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, the historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may group product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or origin year), project losses for these homogenous groups and then combine these results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred – “accident year” or “report year”, for example) and annual or quarterly development periods. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the expected loss ratio for each origin year (i.e., accident, report, or underwriting) and second, the pattern by which losses are expected to emerge over time for each origin year.

The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for intervening premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations for the product line and external environment as noted above. The expected loss ratio for a given origin year is initially established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used as the basis for the actuarial central estimate for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to warrant consideration in the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions such as loss trend or premium rate changes differ from the original assumptions.

Our assumed paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within ACE. This typically arises for relatively new product lines that have limited historical data or for high severity/low frequency portfolios where our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the assumed loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods magnify differences between actual and expected loss emergence. These methods tend to be utilized for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

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

Determining management’s best estimate

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

Management’s best estimate is developed from the actuarial central estimate after collaboration with actuaries, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing and approving the estimate to be used as management’s best estimate. Reserves are further reviewed by ACE Limited’s Chief Actuary and its senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to be the best estimate of ultimate loss settlements and is determined based on several factors including, but not limited to:

• segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

• extent of internal historical loss data, and industry information where required;

• historical variability of actual loss emergence compared with expected loss emergence;

• perceived credibility of emerged loss experience; and

• nature and extent of underlying assumptions.

Management does not build in any specific provision for uncertainty.

We do not calculate ranges of loss reserve estimates for our individual loss reserve studies. Such ranges are generally not a true reflection of the potential difference between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual prior period development reported in subsequent consolidated financial statements relates in part to events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management’s best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.3 billion and represents six percent of shareholders’ equity at December 31, 2009. Historically, including A&E reserve charges, our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expense Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

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

The time period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim-tail”. The following is a discussion of specific reserving considerations for both short-tail and long-tail product lines. In this section, we reference the nature of recent prior period development to give a high-level understanding of how these considerations translate through the reserving process into financial decisions. Refer to “Consolidated Operating Results” for more information on prior period development.

Short-tail and long-tail business

Short-tail business

Short-tail business generally describes product lines for which losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull, and automobile physical damage policies that are written by ACE. There are some exceptions on certain product lines or events (e.g., major hurricanes) where the event has occurred, but the final settlement amount is highly variable and not known with certainty for a potentially lengthy period. Due to the short reporting and development pattern for these product lines, our estimate of ultimate losses from any particular accident period responds quickly to the latest loss data. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves the determination by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

For the 2009 origin year, the short-tail line loss reserves were typically established using the expected loss ratio method for the non-catastrophe exposures. Reserves were also established for losses arising on catastrophe activity during 2009. The underlying calculation for the non-catastrophe losses requires initial expected loss ratios by product line adjusted for actual experience during the 2009 calendar year. As previously noted, the derivation of initial loss ratios incorporates actuarial projections of prior years’ losses, past and expected future loss and exposure trends, rate adequacy for new and renewal business, and ceded reinsurance coverage and costs. We also considered our view of the impact of terms and conditions and the market environment, which by their nature tend to be more subjective relative to other factors. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years. Because there is some degree of random volatility of non-catastrophe loss experience from year to year, we considered average loss experience over several years when developing loss estimates for the current accident year. Therefore, while there has been favorable loss development in recent years on non-catastrophe exposures, the effect of this favorable development on expected loss ratios for the current accident year is relatively small. Further, other considerations, such as rate reductions and broadening of terms and conditions in a competitive market somewhat offset the impact of recent favorable loss development.

In terms of prior accident years, the bulk of the changes made in the 2009 calendar year arose from origin years 2004-2008. Specifically, the Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life segments experienced $105 million, $115 million, $49 million, and $3 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence on the 2004-2008 origin years. In the Insurance – North American and Insurance – Overseas General segments, these prior period movements were primarily the result of changes to the ultimate loss estimates for the 2004-2008 origin years in response to the latest reported loss data rather than any significant changes to underlying actuarial assumptions such as loss development patterns. In the Global Reinsurance segment, the prior period movements were primarily the result of changes to the ultimate loss estimates for the 2004-2007 origin years princi -

pally in response to the latest reported loss data, rather than any significant changes to underlying actuarial assumptions such as loss development patterns.

For a detailed analysis of changes in assumptions related to short-tail prior accident year reserves during calendar year 2009, refer to “Prior Period Development”.

Long-tail business

Long-tail business describes lines of business for which specific losses may not be known for some period and claims can take significant time to report and settle/close. This includes most casualty lines such as general liability, D&O, and workers’ compensation. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

• Our historical loss data and experience is sometimes too immature and lacking in credibility to rely upon for reserving purposes. Where this is the case, in our reserve analysis we rely on industry loss ratios or industry benchmark development patterns that we believe reflect the nature and coverage of the underwritten business and its future development, where available. For such product lines, actual loss experience may differ from industry loss statistics as well as loss experience for previous underwriting years;

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

• The inherent uncertainty of assuming that historical paid and reported loss development patterns for older origin years will be representative of subsequent loss emergence on recent origin years. For example, changes over time in the processes and procedures for establishing case reserves can distort reported loss development patterns or changes in ceded reinsurance structures by origin year can alter the development of paid and reported losses;

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

For the 2009 origin year, loss reserves were typically established through the application of individual product line expected loss ratios that contemplated assumptions similar in nature to those noted in the short-tail line discussion. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length of history and homogeneity afford credibility. Given the recent growth on a number of product lines, such as general casualty and financial lines, our historical loss data is less extensive and our assumptions require judgmental use of industry loss trends and development patterns. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2009 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines. Recent experience has generally been favorable relative to our expectations. While we do not yet believe that this favorable experience is sufficiently credible to be fully reflected in our booked ultimate losses for immature years, we have been giving increasing weight to emerging experience as origin years mature and the loss emergence gains credibility.

Given the nature of long-tail casualty business and related reserving considerations, for the major long-tail lines in Insurance – North American, Insurance – Overseas General, and Global Reinsurance, no changes of significance were made to the key actuarial assumptions for the loss trend (aside from changes to inflation assumptions), exposure trend, and loss development patterns used to establish the 2009 accident year reserves relative to prior accident years.

To the extent that actual loss emergence in calendar year 2009 differed from our expectation for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. However, for some product lines, credibility was assigned to emerging loss experience and this is discussed further below and in the section entitled “Prior Period Development”. Our booked reserves for origin years 2007-2009 include reserves for what we believe to be our exposure to claims related to the credit-crunch and recent financial frauds (primarily E&O and D&O) based on information received to date.

For more mature accident years, typically 2005 and prior, we relied upon paid and reported loss development patterns for older origin years where sufficient credibility existed. For those lines where the historical experience lacked credibility, we placed reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). Accordingly, the assumptions used to project loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible.

The prior period development in 2009 for long-tail lines of business arose across a number of origin years in all segments. While there were a number of reasons for the 2009 development, the movements were generally the result of actual loss emergence in calendar year 2009 that differed notably from the expected loss emergence and where such deviations were deemed significant enough to warrant revising the projections for certain product lines. The nature of the changes to booked ultimate losses, and the associated impact on the prior origin years, varies by product line. For example, in Insurance – North American, the changes to recorded estimates for foreign casualty products lines and ACE Financial Solutions business principally related to actual loss emergence that was lower than anticipated. This resulted in $42 million and $33 million of favorable development, respectively. Insurance North American also experienced $52 million of favorable development in national accounts loss sensitive business that resulted from a reduction in the estimates of retrospectively rated premiums and therefore resulted in corresponding decreases to premium-based estimates of ultimate losses. There was also $47 million of unfavorable development in Insurance – North American Brandywine operations for accident years prior to 1999 in assumed reinsurance pools that resulted from the receipt of updated information on pool reserves, the adverse impact of recent activity on a litigated claim, and a 2009 audit finding. There was $211 million of favorable development in Insurance – Overseas General for accident years 2005 and prior, primarily in casualty and financial lines. This development was principally due to actual loss experience that was lower than expected and an increase in the weight given experience based methods as these years mature. There was $93 million of favorable development in long-tail lines in Global Reinsurance mainly on treaty years 2003-2005. This development was principally due to actual loss experience that was lower than expected and an increase in the weight given experience based methods as these years mature.

For a detailed analysis of changes in assumptions related to long-tail prior accident year reserves during calendar year 2009, refer to “Prior Period Development”.

Sensitivity to underlying assumptions

While we believe that our reserve for unpaid losses and loss expenses at December 31, 2009, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses significantly greater or less than the reserve provided, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American

Given the long reporting and paid development patterns, the tail factors used to project actual current losses to ultimate losses for claims covered by four portfolios that represent the majority of our first dollar workers’ compensation exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, when applying the reported loss development method, a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $100 million, either positive or negative, for the projected net loss and loss expense reserves. This is relative to recorded net loss and loss expense reserves of approximately $1 billion.

Our ACE Bermuda operations write predominantly high excess liability coverage on an occurrence-first-reported basis (typically with attachment points in excess of $325 million and gross limits of up to $150 million) and D&O and other professional liability coverage on a claims-made basis (typically with attachment points in excess of $125 million and gross limits of up to $50 million). Due to the layer of exposure covered, the expected frequency for this book is very low. As a result of the low frequency/high severity nature of the book, a small difference in the actual vs. expected claim frequency, either positive or negative, could result in a material change to the projected ultimate loss if such change in claim frequency was related to a policy where close to maximum limits were deployed.

Insurance – Overseas General

Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening by six months of our selected loss development patterns would increase reserve estimates on long-tail casualty and professional lines for accident years 2001-2007 by approximately $221 million. This movement is relative to recorded net IBNR reserves of approximately $1.4 billion for these years.

Global Reinsurance

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a twenty percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $256 million. This movement is relative to recorded net loss and loss expense reserves of approximately $1.4 billion.

Assumed reinsurance

At December 31, 2009, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $788 million of case reserves and $1.6 billion of IBNR. In comparison, at December 31, 2008, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.5 billion, consisting of $836 million of case reserves and $1.7 billion of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e., risks attaching or losses occurring). At December 31, 2009, the case reserves reported to us by our ceding companies were $768 million, compared with the $788 million we recorded. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid loss and loss expense reserves for the run-off reinsurance business relate to A&E claims. (Refer to “Asbestos and Environmental and Other Run-off Liabilities” for more information.)

Asbestos and environmental reserves

Included in ACE’s liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of these liabilities is particularly sensitive to the recent legal environment, including specific settlements that may be used as precedents to settle future claims.

During 2009, ACE conducted its annual internal, ground-up review of its consolidated A&E liabilities as at December 31, 2008. As a result of the internal review, the Company increased its net loss reserves for the Brandywine operations, including A&E, by $44 million (net of reinsurance provided by National Indemnity Company (NICO)), while the gross loss reserves increased by $198 million. In addition, the Company decreased gross loss reserves for Westchester Specialty’s A&E and other liabilities by $64 million, while the net loss reserves did not change. Our A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

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

For more information refer to “Asbestos and Environmental and Other Run-off Liabilities” and to Note 7 to the Consolidated Financial Statements, under Item 8, for more information.

Future policy benefits reserves

We issue contracts in our Insurance – Overseas General and Life segments that are classified as long-duration. These contracts generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. In accordance with GAAP, we establish reserves for contracts determined to be long-duration based on approved actuarial methods that include assumptions related to expenses, mortality, morbidity, persistency, and investment yields with a factor for adverse deviation. These assumptions are “locked in” at the inception of the contract meaning we use our original assumptions throughout the life of the policy and do not subsequently modify them unless we deem the reserves to be inadequate. The future policy benefit reserve balance is regularly evaluated for a premium deficiency. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA

As part of the Combined Insurance acquisition, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts. The valuation of VOBA is derived from similar assumptions to those used to establish the associated future policy benefit reserve. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts in proportion to premium revenue recognized. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are unrecoverable, they are expensed in the period this determination is made.

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

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002. These contracts principally provided severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered into to secure a more cost-effective reinsurance program. All of these contracts transferred risk and were accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the NICO contracts referred to in the section entitled, “Asbestos and Environmental and Other Run-off Liabilities”. Subsequent to the ACE INA acquisition, we have not purchased any retroactive ceded reinsurance contracts.

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

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $424 million of net premiums earned in 2009, comprised of $299 million of first dollar quota share treaties and $125 million of excess quota share treaties), a small portion of which are categorized as structured products. Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner and a profit sharing provision. These have been deemed to have met risk transfer requirements.

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2009.

(in millions of U.S. dollars)	Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$10,762	$9,735	$259
Reinsurers not rated	460	386	136
Reinsurers under supervision and insolvent reinsurers	191	181	112
Captives	1,686	390	30
Other – structured settlements and pools	1,078	1,078	45
Total	$14,177	$11,770	$582

At December 31, 2009, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2009, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $167 million or approximately one percent of the reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under Item 8, for more information.

Other-than-temporary impairments (OTTI)

Our fixed maturity investments are classified as either available for sale or held to maturity. Our available for sale portfolio is reported at fair value, refer to Note 15 to the Consolidated Financial Statements, under Item 8, for more information. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an OTTI charge in net income (as discussed below).

We adopted provisions included in ASC Topic 320, Investments-Debt and Equity Securities, related to the recognition and presentation of OTTI as at April 1, 2009. Under these provisions, if we have the intent to sell an impaired fixed maturity security or it is more likely than not that we will be required to sell the security, an OTTI is considered to have occurred, and we are required to record the OTTI in net income. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is included in other comprehensive income. For fixed maturities held to maturity, OTTI recognized in other comprehensive income is accreted from accumulated other comprehensive income to the amortized cost of the fixed maturity prospectively over the remaining term of the securities. These newly adopted provisions do not have any impact on the accounting for OTTI for any other type of investment.

Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, if we have the intent to sell the security or it is more likely than not that we will be required to sell the security, an OTTI is considered to have occurred. In cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we evaluate the security to determine if a credit loss has occurred based on a combination of qualitative and quantitative factors including a discounted cash flow model, where necessary. If a credit loss is indicated, an OTTI is considered to have occurred. Prior to the adopted provisions when evaluating fixed maturities for OTTI, we principally considered our ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and our assessment (using available market information such as credit ratings) of the issuer’s ability to make future scheduled principal and interest payments on a timely basis. The factors that we now consider when determining if a credit loss exists related to a fixed maturity security are discussed in Note 4 d) to the Consolidated Financial Statements. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

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

Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, adverse changes in economic conditions subsequent to the balance sheet date could result in OTTI that are material to our financial condition and operating results. Such economic changes could arise from overall changes in the financial markets and specific changes to industries, companies, or foreign governments in which we maintain relatively large investment holdings.

Deferred tax assets

Many of our insurance businesses operate in income tax-paying jurisdictions. Our deferred tax assets and liabilities primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction.

At December 31, 2009, our net deferred tax asset was $1.2 billion. (Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. fixed maturities to recovery. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2009, the valuation allowance of $34 million (including $24 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits.

Fair value measurements

We partially adopted the provisions (specific provisions described below) included in ASC Topic 820, Fair Value Measurements and Disclosures, on January 1, 2008. We fully adopted the provisions effective January 1, 2009. These provisions define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three – level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified.

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

At December 31, 2009, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 13 percent of our liabilities that are measured at fair value and one percent of our total liabilities at December 31, 2009. During 2009, we transferred $55 million out of our Level 3 assets. Refer to Note 15 to the Consolidated Financial Statements for a description of the valuation measurements used for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the years ended December 31, 2009 and 2008.

Guaranteed minimum income benefits (GMIB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assume the risk of GMIBs associated with variable annuity (VA) contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the provisions of ASC Topic 944, Financial Services-Insurance, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying annuities through lapses, annuitization, or death). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 7A. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8, for further description of this product and related accounting treatment.

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

Based on our quarterly reserve review, we increased our assumed GMIB annuitization rates for policies with deep in-the-money guarantees. In the aggregate, this change along with certain refinements of our model, increased our fair value liability by $28 million, which decreased net income accordingly.

During 2009, we recorded $368 million of realized gains for GMIB reinsurance, primarily due to a rising equity market and increased interest rate levels, partially offset by narrowing A-rated credit spreads (A-rated credit spreads are a proxy for ACE’s own credit spreads) and the receipt of premium (which increases the fair value). This excludes realized losses of $363 million during 2009 on derivative instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GMIB reinsurance and the realized losses on the derivatives for 2009 and 2008.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $47 million and $280 million at December 31, 2009 and 2008, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2009 or 2008, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living account values
2010 and prior	<1%
2011	<1%
2012	7%
2013	25%
2014	19%
2015	5%
2016	6%
2017	17%
2018 and after	20%
Total	100%

The following table provides the historical cash flows under these policies for the years ended December 31, 2009 and 2008.

(in millions of U.S. dollars)	2009	2008
Death Benefits (GMDB)
Premium	$109	$122
Less paid claims	151	68
Net	$(42)	$54
Living Benefits (Includes GMIB and GMAB)
Premium	$161	$149
Less paid claims	4	–
Net	$157	$149
Total VA Guaranteed Benefits
Premium	$270	$271
Less paid claims	155	68
Net	$115	$203

The amounts represent accrued past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

For premiums and claims from variable annuity contracts reinsuring GMDBs, at current market levels we expect approximately $130 million of claims and $102 million of premium on death benefits over the next 12 months.

Living Benefits (includes GMIB and GMAB)

Premiums and claims from variable annuity contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as “Living Benefits”. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders begin to become eligible in 2013. At current market levels we expect approximately $1 million of claims and $151 million of premium on living benefits over the next 12 months.

Capital

At December 31, 2009, the capital required to support the variable annuity guaranty business was approximately $550 million. All else equal, any additional capital required as a result of a falling equity market would be approximately offset by the increase in the fair value of currently held hedge assets.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, in an amount sufficient for them to obtain statutory reserve credit. On December 31, 2009, a new statutory reserve guideline adopted by the National Association of Insurance Commissioners took effect in the U.S. called Actuarial Guideline 43 that governs statutory reserve calculation for variable annuity guarantees. In many cases this resulted in an increase to ceded statutory reserves from our U.S.-domiciled clients and the collateral ACE Tempest Life Re holds on their behalf. ACE Tempest Life Re has access to both letter of credit capacity and trustable assets that are sufficient (based on current estimates) to meet the funding requirements. The timing and amount of the calculation of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

Claim limits

Approximately 64 percent of the GMDB guaranteed value has an annual claim limit expressed as two percent of the aggregate total account value reinsured. The remainder of the GMDB guaranteed value is covered under treaties with limits calculated on other bases – either annual, aggregate, or at an individual policy level. The majority of this remainder has an annual limit calculated as a percentage of the total guaranteed value reinsured, with the percentage varying by contract from 0.22 percent to 1.8 percent.

Goodwill Impairment

Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $3.8 billion at December 31, 2009. The ACE INA and Combined Insurance acquisitions represent the majority of this balance. During 2009, our goodwill balance was increased by approximately five percent, primarily due to foreign exchange movements at the legal entity level. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. The impairment evaluation involves a two-step process in which an initial assessment for potential impairment is performed and, if a potential impairment is present, the amount of impairment is measured and recorded. We performed our impairment testing for 2009 and determined that no impairment was required. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are the North American and international divisions of Combined Insurance acquired in 2008; domestic and international divisions of ACE INA acquired in 1999; ACE Tempest Re’s catastrophe businesses acquired in 1996 and 1998; and Tarquin Limited acquired in 1998. There are other reporting units that resulted from smaller acquisitions that are also assessed annually.

To estimate the fair value of a reporting unit, we consistently applied a combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow or an allocated market capitalization. The earnings and book value models apply multiples of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model allocates our market capitalization to each reporting unit. We must assess whether the current fair value of our reporting units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our reporting units, including:

• short-term and long-term growth rates;

• estimated cost of equity and changes in long-term risk-free interest rates;

• selection of appropriate earnings and book value market multiples to be utilized in various multiple approaches; and

• risk premium applied in determining discount rate for calculating net present value of estimated future cash flows.

If, in the future, our assumptions and estimates made in assessing the fair value of acquired entities change, goodwill could be materially adjusted. This would cause us to write-down the carrying value of goodwill and could have a material adverse effect on our results of operations in the period the charge is taken.

Consolidated Operating Results – Years Ended December 31, 2009, 2008, and 2007

Our consolidated operating results include the results of Combined Insurance from April 1, 2008.

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net premiums written	$13,299	$13,080	$11,979	2%	9%
Net premiums earned	13,240	13,203	12,297	0%	7%
Net investment income	2,031	2,062	1,918	(2)%	8%
Net realized gains (losses)	(196)	(1,633)	(61)	88%	NM
Total revenues	$15,075	$13,632	$14,154	11%	(4)%
Losses and loss expenses	7,422	7,603	7,351	(2)%	3%
Policy benefits	325	399	168	(19)%	138%
Policy acquisition costs	2,130	2,135	1,771	(0)%	21%
Administrative expenses	1,811	1,737	1,455	4%	19%
Interest expense	225	230	175	(2)%	31%
Other (income) expense	85	(39)	81	NM	NM
Total expenses	$11,998	$12,065	$11,001	(1)%	10%
Income before income tax	3,077	1,567	3,153	96%	(50)%
Income tax expense	528	370	575	43%	(36)%
Net income	$2,549	$1,197	$2,578	113%	(54)%

NM – not meaningful

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in 2009, compared with 2008, primarily due to the inclusion of Combined Insurance for the full year (the prior year period included the results of Combined Insurance from April 1, 2008) and increased assumed loss portfolio business. We also reported increased retained premium from P&C reinsurance, increased retail specialty casualty production and benefitted from the annual first quarter crop settlement (refer to Crop Insurance), partially offset by unfavorable foreign exchange impact, and lower production in wholesale P&C, retail national accounts, property, and personal lines. With respect to the personal lines business which we acquired in early 2008, we recorded a one-time portfolio assumption of $76 million in net premiums written as part of the acquisition. Excluding the impact of this one-time portfolio assumption, the personal lines business reported growth in 2009, compared with 2008. Refer to the table below for the impact of foreign exchange on net premiums written and earned. Net premiums written increased in 2008, compared with 2007, primarily due to the inclusion of the acquired Combined Insurance, which added $1.1 billion. Excluding the impact of acquired businesses, net premiums written declined two percent in 2008, reflecting the competitive conditions we experienced across most lines of business and regions of operation, as well as recession-related exposure reductions. The year ended December 31, 2007, included a one-time assumed loss portfolio transfer program which produced approximately $170 million of net premiums written and earned.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure period expires. Net premiums earned for 2009 were stable compared with 2008, as declines in wholesale P&C, and retail national accounts and property business, as well as an unfavorable foreign exchange impact were offset by growth in assumed loss portfolio business, crop business, and retail specialty casualty and included Combined Insurance’s results for the full period. The increase in 2008 net premiums earned, compared with 2007, was primarily related to the inclusion of Combined Insurance which added $1.1 billion. As discussed above, the one-time assumed loss portfolio transfer program added approximately $170 million to net premiums earned in 2007.

The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the years ended December 31, 2009 and 2008.

	2009	2008
Net premiums written:
Growth in original currency	4.8%	8.3%
Foreign exchange effect	(3.1)%	0.9%
Growth as reported in U.S. dollars	1.7%	9.2%
Net premiums earned:
Growth in original currency	3.5%	6.5%
Foreign exchange effect	(3.2)%	0.9%
Growth as reported in U.S. dollars	0.3%	7.4%

The following table provides a consolidated breakdown of net premiums earned by line of business for the years ended December 31, 2009, 2008, and 2007.

(in millions of U.S. dollars)	2009	2008	2007	% Change
				2009 vs. 2008	2008 vs. 2007
Property and all other	$4,023	$3,954	$3,811	2%	4%
Casualty	5,587	5,838	6,464	(4)%	(10)%
Subtotal	9,610	9,792	10,275	(2)%	(5)%
Personal accident (A&H)	3,103	2,949	1,654	5%	78%
Life	527	462	368	14%	26%
Net premiums earned	$13,240	$13,203	$12,297	0%	7%

	2009 % of total	2008 % of total	2007 % of total
Property and all other	30%	30%	31%
Casualty	42%	44%	53%
Subtotal	72%	74%	84%
Personal accident (A&H)	24%	22%	13%
Life	4%	4%	3%
Net premiums earned	100%	100%	100%

Net investment income decreased in 2009, compared with 2008, primarily due to lower yields on new investments, partially offset by an increase in average invested assets. Net investment income was also adversely impacted by unfavorable foreign exchange rate movements in 2009. Net investment income increased in 2008, compared with 2007, primarily due to investment of positive operating cash flows which have resulted in a higher overall average invested asset base. Refer to “Net Investment Income” and “Investments”.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Loss and loss expense ratio	58.8%	60.6%	61.6%
Policy acquisition cost ratio	16.2%	16.2%	14.5%
Administrative expense ratio	13.3%	12.8%	11.8%
Combined ratio	88.3%	89.6%	87.9%

The following table shows our adjusted loss and loss expense ratio for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Loss and loss expense ratio, as reported	58.8%	60.6%	61.6%
Catastrophe losses	(1.2)%	(4.7)%	(1.3)%
Prior period development	4.9%	6.8%	1.8%
Large assumed loss portfolio transfers	(0.8)%	0.0%	(0.5)%
Loss and loss expense ratio, adjusted	61.7%	62.7%	61.6%

We recorded $137 million in net catastrophe losses in 2009, compared with $567 million and $159 million in 2008 and 2007, respectively. The catastrophe losses for 2009 were primarily related to an earthquake in Asia, floods in Europe, several weather-related events in the U.S., and a European windstorm. For 2008, our catastrophe losses were primarily related to Hurricanes Gustav and Ike and floods in the U.S.

We experienced $579 million of net favorable prior period development in 2009. This compares with $814 million of net favorable prior period development in 2008, and $217 million of net favorable prior period development in 2007. The prior period development was the net result of several underlying favorable and adverse movements. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio was stable in 2009, compared with 2008, as increases in our Combined Insurance operations were offset by more favorable final crop year settlement of profit share commissions. Administrative expenses increased in 2009, primarily due to the inclusion of administrative expenses related to Combined Insurance for the full year and costs associated with new product expansion in our domestic retail operation and in our personal lines business. Our policy acquisition cost ratio increased significantly in 2008, compared with 2007, primarily due to the growth in A&H business, including the Combined Insurance business, which is predominantly A&H. A&H business typically requires higher commission rates than traditional P&C business. Our administrative expenses increased in 2008, primarily due to the inclusion of administrative expenses related to the acquired businesses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was 17 percent in 2009, compared with 24 percent and 18 percent in 2008 and 2007, respectively. For 2008, our effective tax rate was adversely impacted by a higher proportion of our earnings being generated in higher tax-paying jurisdictions due to the impact of catastrophe losses experienced in lower tax-paying jurisdictions.

Net realized losses were significant in 2008, and were primarily related to widening credit spreads in our high quality corporate bond portfolio and changes in reported liabilities on GMIB reinsurance reported at fair value.

Prior Period Development

The favorable prior period development of $579 million on net unpaid losses and loss expenses during 2009 was the net result of several underlying favorable and adverse movements. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. With respect to ACE’s crop business, ACE regularly receives reports from its MGA relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Commencing in the third quarter of 2009, prior period development for ACE’s crop business includes adjustments to both crop losses and loss expenses, and the related crop profit share commission. In the sections following the table below, significant prior period movements within each reporting segment by claim-tail attribute are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability, while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine. The following table summarizes prior period development, (favorable) and adverse, by segment and claim-tail attribute for the years ended December 31, 2009 and 2008.

(in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail		Total	% of net unpaid reserves*
2009
Insurance – North American	$(74)	$(105)		$(179)	1.2%
Insurance – Overseas General	(140)	(115)		(255)	4.2%
Global Reinsurance	(93)	(49)		(142)	5.6%
Life	–	(3)		(3)	1.4%
Total	$(307)	$(272)		$(579)	2.4%
2008			`
Insurance – North American	$(131)	$(220)		$(351)	2.4%
Insurance – Overseas General	(131)	(173)		(304)	4.7%
Global Reinsurance	(17)	(142)		(159)	5.9%
Total	$(279)	$(535)		$(814)	3.5%

* Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American experienced net favorable prior period development of $179 million in 2009, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $74 million on long-tail business, including:

• Favorable development of $42 million in our foreign casualty product lines where both paid and reported incurred loss and allocated loss adjustment expense activity was favorable relative to the expected activity implied in our prior review, particularly for workers’ compensation and general liability coverages. One portfolio typically includes high volume, low average premium business covering overseas exposures with shorter development patterns than typically found for larger commercial risks. For this portfolio, the favorable development was concentrated in the 2006 accident year. The other portfolios represent large, risk management accounts. For these exposures, the favorable development was primarily associated with the 2004 and 2005 accident years;

• Adverse development totaling $13 million on excess liability coverage in report year 2005 in response to a court decision made during 2009;

• Adverse development of $19 million in our small and middle market guaranteed cost workers’ compensation portfolios. The development affected accident periods in the late 1980’s and the 2007 and 2008 accident years. The deterioration on the older accident periods was due to higher than expected incurred claims activity in 2009. The development on 2007 and 2008 was largely a function of higher allocated claims expenses than forecast. A possible trend in higher allocated costs was first observed in mid-2008. A study of these costs was completed early in 2009, leading to an increase in our estimates for these accident years;

• Favorable development of $15 million in our commercial surety business, primarily associated with the 2007 accident year. Our estimates of ultimate losses anticipated higher than historical levels of incurred loss development due to the impact of the recession. However, the actual loss activity for the 2007 accident year in calendar year 2008 was in line with historical levels despite the downturn in the economy;

• Favorable development of $52 million in our national accounts loss sensitive accounts unit impacting the 2005-2007 accident years. This development represents the reduction in premium-based loss reserves that resulted from a $96 million reduction in our estimate of retrospectively rated premiums for the 2004-2007 policy years due to a refinement in our estimation process. The change in estimate of retrospectively rated premiums was triggered by a ground-up, policy level review conducted by ACE during 2009. The policy level review relies on more disaggregated policy data than our prior estimation process;

• Favorable development of $15 million in our medical risk business unit with the favorable activity concentrated in the 2004 and 2005 report years for hospital professional liability business. Our portfolio includes both primary and excess facilities business written primarily on a claims-made basis. Loss activity in 2009 for this business was lower than expected. In addition, all open claims for the 2005 and prior report years were reviewed in 2009, and updated using the most recent available information. This review led to a revision in our estimate of ultimate losses for the portfolio;

• Favorable development of $33 million in our ACE Financial Solutions business unit concentrated in policies issued in the 2004-2006 years. This favorable development was a function of a continuation of lower than expected loss development, first observed in 2008, on a small number of large risks with predominantly workers’ compensation exposure;

• Favorable development of $10 million in our management liability product line, associated with the 2004 and prior accident years. A large portion of this favorable development was the result of savings on a large claims settlement in 2009;

• Favorable development of $17 million for long-tail lines in our programs division, primarily attributable to the 2005 and 2006 accident years. Reported and paid loss experience in the general liability and auto liability sub-lines continued to develop lower than expected in our prior review and our pricing assumptions; and

• Adverse development of $80 million in our Brandywine operations, impacting accident years 1999 and prior comprising several components. First, adverse development of $47 million in assumed reinsurance pools which was the combined impact from receipt of updated information on pool reserves, adverse impact of recent activity on a litigated claim and a 2009 audit finding that assumed losses payable had not been registered, thereby causing an understatement of required reserves in prior quarters. Second, adverse development of $18 million on assumed reinsurance reserves following review of the adequacy of certain retrocessional reinsurance protections. Third, adverse development of $28 million on workers’ compensation business due to higher than expected case incurred loss development since the last review. Finally, favorable development of $13 million on asbestos and pollution reserves, primarily due to higher than expected ceded reinsurance billings on paid losses.

• Net favorable development of $105 million on short-tail business, including:

• Adverse development of $3 million on property business comprising two main components. First, there was adverse development of $25 million in our retail property and energy portfolios, primarily impacting the 2005-2008 accident years as a result of adverse development on known claims and our share of a reinsurance pool. Second, there was favorable development of $22 million in another unit, principally arising on the 1997 and 2005-2008 accident years from favorable development on known claims and a lack of emergence of newly reported claims;

• Favorable development of $24 million on political risk business relating to the 2006-2008 accident years as a result of a lack of claims emergence and favorable development in the 2005 accident year related to closure of a claim without payment;

• Favorable development of $13 million in our crop/hail business associated with recording the most recent bordereaux, primarily for the 2008 crop year;

• Favorable development of $17 million in our Canadian A&H business affecting the 2008 and prior accident years. This resulted from a reconciliation of statutory and GAAP ledger balances completed in 2009;

• Favorable development of $17 million for short-tail lines in our programs division, primarily attributable to the 2005 and 2006 accident years. Reported and paid loss experience in the general liability, property, auto liability, and auto physical damage sub-lines continued to develop lower than expected in our prior review and relative to our pricing assumptions;

• Favorable development of $8 million in our recreational marine portfolio, primarily affecting accident years 2004-2008. Reported loss activity for these accident years was lower than expected during 2009; and

• Favorable development of $29 million across a number of short-tail lines in a number of accident years for a variety of reasons.

Insurance – North American experienced net favorable prior period development of $351 million in 2008, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $131 million on long-tail business, including:

• Adverse development of $15 million in ACE’s national accounts workers’ compensation portfolios comprised two items of significance. First, favorable development of $47 million arising on accident year 2007, due to the absence of multi-claimant events such as industrial accidents. The majority of ACE’s exposure for these perils falls under ACE’s national accounts high deductible and excess product lines. ACE evaluates this exposure on an annual basis, after the accident year has closed, allowing for the late reporting or identification of significant losses and for an initial assessment of the accident year. ACE’s review in 2008 of potential 2007 events, coupled with ACE’s initial assessment of the accident year has led to a decrease in ACE’s estimate of the required provision for these claims. Second, adverse development of $62 million relating to 2003 and prior accident years. This development was the direct result of reported loss activity greater than expected in ACE’s prior review. During 2008 a targeted open case reserve review was conducted by ACE’s claims staff which resulted in a number of material case reserve increases that were not anticipated in ACE’s prior estimates of ultimate loss;

• Favorable development of $32 million in ACE’s national accounts commercial auto and general liability product lines comprised two items of significance. First, favorable development of $19 million was mainly from accident years 2003 and prior for exposures written on an excess basis. The combination of continued lower than expected reported incurred loss activity for the 2001-2003 accident years as well as increased weighting on loss development reserving methods, as these years mature, has driven the majority of the improvement in projected ultimate losses. Second, favorable development of $13 million relating to the 1999-2002 accident years, primarily on a block of run-off programs comprising general liability, auto liability, and workers’ compensation product coverages. This favorable development was a result of lower than expected paid and case incurred development observed in the most recent reserve review which resulted in lower selected ultimate loss projections;

• Adverse development of $10 million related to higher than expected loss and allocated loss adjustment expense activity on reported claims in ACE’s small and middle market guaranteed cost workers’ compensation portfolios, primarily affecting the 2005 and 2006 accident years. Case activity on these portfolios through calendar year 2007 and into 2008 was higher than expectations and ACE adjusted its estimates of ultimate loss accordingly. Prior estimates relied heavily on industry benchmarks including average severity trends;

• Adverse development of $29 million on a portfolio of primary casualty business written by the wholesale division and impacting the 2002-2004 accident years. This adverse activity was a function of higher than expected loss and allocated expenses on business that has a heavy concentration of exposure to commercial contractors. In the past few quarters, both paid and incurred development patterns for the tail period beyond 60 months have developed worse than industry benchmark factors which formed the basis for ACE’s projections in prior analyses;

• Favorable development of $19 million on excess casualty and umbrella business in ACE’s wholesale unit, primarily impacting accident years 2002-2004. This favorable activity was a function of a shift in weighting from expected loss based reserving methods to direct projections of ultimate losses as this long-tailed exposure begins to mature for these accident periods;

• Adverse development of $10 million on a professional lines claim in accident year 2001 as a result of a review in 2008, that identified significant erosion below ACE’s attachment;

• Adverse development of $29 million on ACE’s portfolio of Defense Base Acts workers’ compensation coverage (covers employees of U.S. government contractors overseas). ACE experienced higher than expected incurred loss development since the last reserve study concentrated in the 2006 and 2007 accident years. The majority of the development was related to increases in case reserves on known claims for these accident years, and recorded in 2008. These increases were judged to be more than claim acceleration and resulted in significant increases in the 2006 and 2007 accident year ultimate loss projections given the immaturity of the impacted accident years and long-tail nature of the portfolio;

• Favorable development of $46 million on ACE’s medical risk business, primarily in its hospital professional liability portfolio for the 2004 and 2005 accident years. Coverage is provided on a claims-made basis and both paid and case incurred loss activity since ACE’s last review have been favorable relative to expected. As these accident periods have matured, ACE has gradually increased the weight applied to experience-based methods, including the Bornhuetter-Ferguson method, and placed less weight on the initial expected loss ratio method;

• Favorable development of $34 million in ACE’s management and professional liability product lines. This development was the net result of favorable development totaling $117 million associated with the 2005 and prior accident years and adverse development of $81 million with respect to the 2007 accident year. The favorable prior period development was a function of a review of all open claims in ACE’s retail management liability operation and a reassessment of the potential ultimate exposure on these claims. This reassessment of exposure and the maturation of these accident periods supported increasing the weight given to experience based loss projections. The adverse development relating to the 2007 accident year is due solely to a claim-by-claim review of exposures impacted by the ongoing credit crisis including but not limited to sub-prime mortgages. These claim file reviews occurred during the 2008 calendar year as facts and circumstances surrounding these exposures continued to emerge and develop;

• Favorable development of $51 million on long-tail exposures in ACE’s Canadian P&C operations, principally arising in the 2005 accident year on excess casualty, umbrella, and D&O product lines. Actual paid and case incurred loss activity has been lower than expected since ACE’s prior analysis. In addition, ACE has increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident years mature;

• Favorable development of $68 million for accident years 2003-2006 due to the expiration of a large, multi-year insurance contract written in the ACE Financial Solutions business unit. This contract included a significant per occurrence limit excess of a high attachment point. Coverage was provided on an integrated occurrence basis requiring notice of an event during the policy period. ACE completed a detailed claims audit in the fourth quarter of 2008 which led to an adjustment to the booked loss and loss expense reserves;

• Adverse development of $51 million on run-off casualty reserves, including asbestos and environmental, in the Brandywine and ACE Westchester business units following completion of ACE’s internal ground-up review of asbestos and environmental liabilities for the most significant policyholders identified to date. This adverse development arose from several sources; the principal one was as a result of increased defense costs in litigating traditional tort defenses on asbestos cases; and

• Favorable development of $16 million relating to the completion of account reconciliations that identified duplicate loss processing, over processed coinsurance, and unregistered reinsurance recoveries.

• Net favorable development of $220 million on short-tail business, including:

• Favorable development of $116 million on the wholesale division’s crop/hail business relating to the recording of the 2007 crop year bordereau received in 2008;

• Adverse development totaling $33 million relating to increases in ACE’s estimates of losses for the 2005 hurricanes, primarily in wholesale property ($23 million) and ACE Financial Services International (ACE FSI) ($10 million). The wholesale property development was due primarily to settlement on several excess policies above ACE’s prior case reserves, resulting in higher estimates of ultimate loss. The claims handling associated with the 2005 hurricanes involved complex and unique causation and coverage issues. The ACE FSI development was due to adverse development on a retrocessional program following a review of the program’s claim circumstances;

• Favorable development of $13 million relating to lower than expected paid claims for the 2007 accident year on a run-off portfolio of warranty business, mostly automobile extended warranty contracts. The change was driven primarily by recognition of recent paid claim experience, as a percentage of earned premiums, which has been lower than the historical averages used in ACE’s prior analyses;

• Favorable development of $27 million on wholesale property and inland marine businesses. This change was due primarily to the fact that the reported incurred and paid loss activity for the 2007 accident year non-catastrophe losses proved lower than anticipated based on historical loss development patterns;

• Favorable settlements of $15 million on property claims mainly in accident years 2005-2007 as a result of favorable claims experience. A review of all open claims was performed in the fourth quarter of 2008, which concluded that actual experience to date had been more favorable than the assumptions used to establish the reserves for the open claims;

• Favorable development of $9 million mainly in accident years 2006 and 2007 on political risk business. This line is subject to review twice a year; during the fourth quarter 2008 review, ACE reflected the limited paid and case incurred loss activity relative to ACE’s assumptions and known events by releasing $9 million of IBNR;

• Favorable development of $29 million on the retail division’s property business, primarily associated with the 2007 accident year and a portfolio of diverse global exposures written on an excess basis. Reported loss activity during the 2008 year, has been lower than anticipated in ACE’s prior review;

• Favorable development of $6 million in ACE’s Canadian P&C operations short-tail lines concentrated in the 2006 and 2007 accident years, covering multiple product lines including property and auto physical damage. Reported loss activity on these product lines was lower than expected;

• Favorable development of $6 million on the retail division’s commercial marine product lines, primarily with respect to the 2002-2005 accident years. The favorable development was concentrated in the marine hull product line where loss development and/or emergence during the 2008 calendar year were lower than expected; and

• Favorable development of $14 million on the retail division’s recreational marine business, primarily associated with the 2007 accident year. Loss emergence and/or development during the 2008 calendar year were lower than historical averages used in ACE’s prior projections.

Insurance – North American incurred net adverse prior period development of $9 million in 2007, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $255 million in 2009, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $140 million on long-tail business, including:

• Favorable development of $211 million on the 2005 and prior accident years in casualty (primary and excess) and financial lines. Detailed reviews completed in 2009 noted improvements in experience relative to the expectations of the prior detailed analyses, including case-specific savings on several significant 2001-2003 bankers’ professional indemnity claims. Due to the greater level of maturity of these years, increasing weight has been given to the emerged loss experience;

• Adverse development of $60 million relating to the 2008 accident year for financial lines in connection with exposure to recent financial frauds. This amount was based on a claims review conducted during 2009 of notifications and potential exposure. During this review, we obtained assessments from external legal counsel of the governing law on each potential claim and assessed all other claimant information to arrive at the provision for each case;

• Adverse development of $10 million for sub-prime claims in the 2008 accident year for financial lines. This increase reflects an updated claims review conducted during 2009 of all notified claims; and

• Adverse development of $10 million driven predominantly by a recent court ruling in a major Continental European country on “quality of life” damages that is expected to increase casualty claim severities. The increases were focused in the 2006-2008 accident years.

• Net favorable development of $115 million on short-tail business, including:

• Favorable development of $48 million in the property and energy lines of business, spread across many geographic regions. Specific case reserve reductions on previously reported claims and lower than anticipated development on other claims led to a release of prior year reserves, mainly in accident years 2006-2008;

• Favorable development of $35 million in A&H lines following lower than expected loss development across accident years 2003-2008 and arose relatively evenly across geography and distribution channels;

• Favorable development of $14 million on aviation. In combination with the detailed review in 2009 on all of aviation, case-specific reductions on products liability claims, primarily in the 2005 and prior accident years, led to a $19 million reserve release, while adverse airline liability experience on the 2006-2008 accident years led to a $6 million reserve strengthening; and

• Favorable development of $11 million in the marine line. This reduction was focused in accident years 2006 and prior, where loss development has been less than expected and increased weight was given to experienced based indications for these more mature years. Accident years 2007 and 2008 experienced offsetting movements, with favorable emergence in the retail book offset by case specific increases in the wholesale book.

Insurance – Overseas General experienced net favorable prior period development of $304 million in 2008, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $131 million on long-tail business including:

• Favorable development of $159 million from accident years 2005 and prior in financial lines and casualty (primary and excess) portfolios within the international retail operation. Most of the reduction was in accident years 2002-2005 on financial lines, primary casualty, and supported casualty excess. Additional excess releases were made in accident years 2001 and prior. Actual paid and case incurred loss activity has been lower than expected since the prior year’s analysis. In addition, ACE has increased the weighting given to experience-based methods from the initial expected loss ratio method as these accident periods mature;

• Favorable development of $11 million in ACE Global Market financial lines. This was across a number of accident years. The decrease was driven by a reliance on experience based methods which reflected favorable development in 2008 in the quicker developing financial lines of crime and professional indemnity; and

• Adverse development of $39 million on accident years 2006-2007, mainly in the international retail casualty portfolios following heavier than expected loss emergence. Actual major claim notices received in 2008 caused loss estimates on U.K. excess casualty and Continental Europe financial lines to be increased. Loss projections for the Continental Europe casualty portfolios also increased following adverse attritional claim activity (i.e. excluding catastrophes and large losses) in one country and a large loss in another country.

• Net favorable development of $173 million on short-tail business including:

• Net favorable development of $113 million in international retail property lines. This activity was focused mainly in accident years 2003-2007 and the U.K. and Continental Europe regions. The releases in accident years 2003-2005 were partially due to case specific reserve reductions driven by new information obtained in 2008. Accident years 2006-2007 were driven by favorable emergence relative to the expected development pattern as of the prior year end and reliance on experience based methods for this short-tailed line;

• Favorable development on A&H business in the international retail operation of $44 million. This was mainly from the U.K., Continental Europe, and Latin America regions in accident years 2003-2007. The decrease was driven by a combination of favorable development in 2008 across all segments of this book and greater reliance on experience-based methods as the accident years mature;

• Favorable development of $30 million for the international retail marine book. This was mainly in accident years 2005-2007 and in the Continental Europe and Latin America regions. Given the short-tailed nature of this line, experience-based methods are the primary basis of carried reserves. Given the favorable loss emergence in 2008, reserves were reduced to reflect this experience; and

• Adverse development of $14 million due to several major energy losses within the wholesale division, primarily for accident years 2006 and 2007. First notice for one of these losses was received in 2008, while the remainder of the increase arose on previously notified claims that were subject in 2008 to a detailed claims review of individual event circumstances and their associated coverages.

Insurance – Overseas General experienced net favorable prior period development of $192 million in 2007, representing 3.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $142 million in 2009, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $93 million on long-tail business, including:

• Net favorable prior period development of $93 million principally in treaty years 2003-2005 across a number of portfolios (professional liability, D&O, casualty, and medical malpractice), offset by $13 million adverse development in treaty years 2007 and 2008. The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods and away from expectations as these treaty periods mature. The adverse development on the 2007 and 2008 treaty years arose from large loss development in auto (treaty year 2007) and professional liability and D&O (treaty years 2007 and 2008).

• Net favorable development of $49 million on short-tail business, including:
• Favorable prior period development of $35 million, primarily in treaty years 2005-2007 across several portfolios. The development arose on property lines, including property catastrophe, principally as a result of lower than anticipated loss emergence; and

• Favorable prior period development of $9 million in treaty years 2004 and prior on the trade credit book. The development arose as a result of a detailed reserve analysis of this line of business and the continued favorable development of case incurred losses relative to the assumptions used to establish the reserves.

Global Reinsurance experienced net favorable prior period development of $159 million in 2008, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $17 million on long-tail business across a number of lines and years including:

• Net favorable prior period development of $30 million principally in treaty years 2003 and 2004 across a number of portfolios (professional liability, D&O, casualty, workers’ compensation catastrophe, and medical malpractice), offset by $16 million adverse development in treaty year 2007. The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods away from expectations as these treaty periods mature, while the 2007 treaty year development resulted from adverse incurred losses due to large loss development in casualty lines of business.

• Net favorable development of $142 million on short-tail business across a number of lines and years including:

• Favorable prior period development of $43 million primarily, on treaty years 2006 and prior across several portfolios. The development arose principally on property and the credit & surety line following completion of reserve reviews in 2008. The property portfolio benefited from better than expected claim emergence, while the release in the credit & surety line followed a detailed review of claims and associated recoveries, together with favorable loss emergence;

• Favorable prior period development of $28 million primarily on treaty years 2006 and prior across several portfolios, principally property, marine, and energy. This included $16 million reserve release on property exposures and reflected lower than anticipated loss emergence; and

• Net favorable development of $71 million primarily, on accident years 2002-2006 in the property catastrophe portfolio for claims from prior catastrophe events. The reserve release followed a detailed review during the 2008 year of each event and each cedant’s coverage terms and reflected lower reported claim development than previously anticipated.

Global Reinsurance experienced net favorable prior period development of $34 million in 2007, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006.

Life

Life experienced net favorable prior period development of $3 million in 2009 on short-tail A&H business. The reserve release followed a detailed review during 2009 and reflected lower reported claim development than previously anticipated. Life experienced no net prior period development in 2008 or 2007.

Segment Operating Results

The discussions that follow include tables that show our segment operating results for the three years ended December 31, 2009, 2008, and 2007.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. As discussed previously, we completed the acquisition of all of the outstanding shares of Combined Insurance and certain of its subsidiaries on April 1, 2008. As such, our segment operating results include the results of Combined Insurance from April 1, 2008. Results from Combined Insurance’s North American operations are included in ACE’s Life segment and results from Combined Insurance’s international operations are included in ACE’s Insurance – Overseas General segment. For more information on each of our segments refer to “Segment Information”, under Item 1.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail division ACE USA (including ACE Canada), ACE Westchester which is our wholesale division in the U.S., ACE Bermuda, ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net premiums written	$5,641	$5,636	$5,833	0%	(3)%
Net premiums earned	5,684	5,679	6,007	0%	(5)%
Losses and loss expenses	4,013	4,080	4,269	(2)%	(4)%
Policy acquisition costs	517	562	515	(8)%	9%
Administrative expenses	572	536	530	7%	1%
Underwriting income	$582	$501	$693	16%	(28)%
Net investment income	1,094	1,095	1,034	(0)%	6%
Net realized gains (losses)	10	(709)	125	NM	NM
Interest expense	1	1	–	0%	NM
Other (income) expense	36	7	11	414%	(36)%
Income tax expense	384	315	468	22%	(33)%
Net income	$1,265	$564	$1,373	124%	(59)%
Loss and loss expense ratio	70.6%	71.8%	71.1%
Policy acquisition cost ratio	9.1%	9.9%	8.6%
Administrative expense ratio	10.1%	9.4%	8.8%
Combined ratio	89.8%	91.1%	88.5%

Insurance – North American reported stable net premiums written in 2009, compared with 2008. We experienced growth in our retail specialty casualty, professional risk business, A&H, and assumed loss portfolio businesses. We also experienced an increase in the annual crop settlement (refer to Crop Insurance). These increases were offset by declines in wholesale professional and casualty lines, as well as lower personal lines, retail property and national accounts production, and unfavorable foreign exchange impact from our Canadian operations. With respect to the personal lines business which we acquired in early 2008, we recorded a one-time portfolio assumption of $76 million in net premiums written as part of the acquisition. Excluding the impact of this one-time portfolio assumption, the personal lines business reported growth in 2009, compared with

2008. Net premiums written and earned in 2009 included $221 million ($31 million in the first quarter and $95 million in the second and fourth quarters) related to assumed loss portfolio business, compared with Nil in 2008. Net premiums written for the Insurance – North American segment decreased in 2008, primarily due to lower new and renewal business due to competitive conditions in our retail and wholesale divisions, partially offset by higher crop production and the inclusion of acquired personal lines business. Included in 2007 was a one-time assumed loss portfolio transfer program which produced approximately $170 million of net premiums written and earned.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the years ended December 31, 2009, 2008, and 2007.

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Property and all other	$1,690	$1,576	$1,486	7%	6%
Casualty	3,734	3,857	4,298	(3)%	(10)%
Personal accident (A&H)	260	246	223	6%	10%
Net premiums earned	$5,684	$5,679	$6,007	0%	(5)%

	2009	2008	2007
	% of Total	% of Total	% of Total
Property and all other	30%	28%	25%
Casualty	66%	68%	71%
Personal accident (A&H)	4%	4%	4%
Net premiums earned	100%	100%	100%

Insurance – North American reported stable net premiums earned for 2009, compared with 2008. We reported increases in the annual crop settlement, retail specialty casualty and professional lines, as well as higher assumed loss portfolio business. These increases were offset by 2009 declines in wholesale property, casualty, and professional risk business, as well as lower retail national accounts and property business, and an unfavorable foreign exchange impact. As discussed above, 2009 included $221 million in net premiums earned related to assumed loss portfolio business, compared with Nil in 2008. For 2008, the decrease in net premiums earned was primarily driven by the decrease in financial solutions business, as 2007 included approximately $170 million related to a one-time assumed loss portfolio transfer program. We also reported lower net premiums earned in our wholesale unit in 2008, primarily due to declines in casualty and inland marine business, which resulted from competitive market conditions. This trend was partially offset by crop business growth, which benefited from generally higher commodity prices for most of 2008.

The following table shows our adjusted loss and loss expense ratio for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Loss and loss expense ratio, as reported	70.6%	71.8%	71.1%
Catastrophe losses	(1.0)%	(5.4)%	(0.3)%
Prior period development	3.1%	6.2%	(0.2)%
Large assumed loss portfolio transfers	(1.2)%	0.0%	(0.8)%
Loss and loss expense ratio, adjusted	71.5%	72.6%	69.8%

Insurance – North American’s net catastrophe losses were $58 million in 2009, compared with $298 million in 2008, and $16 million in 2007. The catastrophe losses for 2009 were related to an earthquake in Asia and several weather-related events in the U.S. Catastrophe losses in 2008 were primarily related to Hurricanes Gustav and Ike. Insurance – North American experienced net favorable prior period development of $179 million in 2009. This compares with net favorable prior period development of $351 million in 2008, and net adverse prior period development of $9 million in 2007. Refer to “Prior Period Development” for more information.

Insurance – North American’s policy acquisition cost ratio decreased in 2009, compared with 2008, primarily due to more favorable final crop year settlement of profit share commissions. In addition, in 2009 we experienced a higher ceding commission benefit and we reported increased assumed loss portfolio business, which typically generates minimal acquisition costs. The policy acquisition cost ratio increased in 2008, compared with 2007, due in part to the inclusion of our personal lines business in 2008, which generates a higher acquisition cost ratio than our commercial P&C business. The increase in 2008 also reflects higher acquisition costs on crop business, as 2008 included more profitable results on the first quarter final settlement than in 2007, as well as increased crop/hail production for 2008. As discussed above, 2007 included a large loss portfolio transfer which had a favorable impact on the 2007 policy acquisition cost ratio.

Insurance – North American’s administrative expense ratio increased in 2009, compared with 2008, primarily due to higher administrative expenses in our retail division to support growth in certain businesses, from both new and existing products, as well as higher spending to support growth in the personal lines business. The administrative expense ratio increased in 2008, compared with 2007, reflecting the impact of the inclusion of the personal lines business, which generates higher administrative expense ratios than our commercial P&C business, and the reduction in net premiums earned.

Insurance – Overseas General

The Insurance – Overseas General segment consists of ACE International, which comprises our network of indigenous retail insurance operations, the wholesale insurance operations of ACE Global Markets, our London market underwriting unit including Lloyd’s Syndicate 2488, and the international A&H and life business of Combined Insurance. This segment has four regions of operations: Europe, Asia Pacific, Far East, and Latin America. Combined Insurance distributes specialty individual accident and supplemental health insurance products targeted to middle income consumers in Europe, Asia Pacific, and Latin America. The following results include Combined Insurance from April 1, 2008.

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net premiums written	$5,145	$5,332	$4,568	(4)%	17%
Net premiums earned	5,147	5,337	4,623	(4)%	15%
Losses and loss expenses	2,597	2,679	2,420	(3)%	11%
Policy benefits	4	12	–	(67)%	NM
Policy acquisition costs	1,202	1,193	963	1%	24%
Administrative expenses	783	793	669	(1)%	19%
Underwriting income	$561	$660	$571	(15)%	16%
Net investment income	479	521	450	(8)%	16%
Net realized gains (losses)	(20)	(316)	(69)	94%	(358)%
Other (income) expense	20	(11)	(20)	NM	45%
Income tax expense	186	100	183	86%	(45)%
Net income	$814	$776	$789	5%	(2)%
Loss and loss expense ratio	50.5%	50.4%	52.4%
Policy acquisition cost ratio	23.3%	22.4%	20.8%
Administrative expense ratio	15.2%	14.8%	14.5%
Combined ratio	89.0%	87.6%	87.7%

Insurance – Overseas General’s net premiums written decreased in 2009, compared with 2008, primarily due to a strengthening of the U.S. dollar relative to major currencies. Refer to the table below for the impact of foreign exchange on net premiums written and earned. On a constant dollar basis, our international retail operations experienced P&C growth in all regions, with the exception of the Far East, and reported increased A&H business in Europe, Asia, and Latin America. In addition to the unfavorable foreign exchange impact, our London wholesale business unit reported lower constant dollar production within most product lines. Insurance – Overseas General’s net premiums written increased in 2008, compared with 2007, primarily due to the inclusion of Combined Insurance, which added $370 million of net premiums written.

Insurance – Overseas General’s net premiums earned decreased in 2009, compared with 2008, primarily due to an unfavorable foreign exchange impact. On a constant dollar basis, net premiums earned increased due to growth in P&C production in our international retail operations. Our London wholesale operations reported a decline in net premiums earned due to lower production. Insurance – Overseas General’s net premiums earned increased in 2008, compared with 2007, primarily due to the added premiums from Combined Insurance, growth in A&H production, and favorable foreign exchange impact. Combined Insurance added $371 million to this segment’s 2008 net premiums earned.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the years ended December 31, 2009 and 2008.

	2009	2008
Net premiums written:
Growth in original currency	2.9%	14.1%
Foreign exchange effect	(6.4)%	2.6%
Growth as reported in U.S. dollars	(3.5)%	16.7%
Net premiums earned:
Growth in original currency	3.2%	12.9%
Foreign exchange effect	(6.8)%	2.5%
Growth as reported in U.S. dollars	(3.6)%	15.4%

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the years ended December 31, 2009, 2008, and 2007.

				% Change
(in millions U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Line of Business
Property and all other	$1,787	$1,855	$1,697	(4)%	9%
Casualty	1,420	1,487	1,495	(5)%	(1)%
Personal accident (A&H)	1,940	1,995	1,431	(3)%	39%
Net premiums earned	$5,147	$5,337	$4,623	(4)%	15%

Region
Europe	$2,348	$2,420	$1,999	(3)%	21%
Asia Pacific	754	791	631	(5)%	25%
Far East	451	425	365	6%	16%
Latin America	772	778	633	(1)%	23%
	4,325	4,414	3,628	(2)%	22%
ACE Global Markets	822	923	995	(11)%	(7)%
Net premiums earned	$5,147	$5,337	$4,623	(4)%	15%

	2009 % of Total	2008 % of Total	2007 % of Total
Line of Business
Property and all other	34%	35%	37%
Casualty	28%	28%	32%
Personal accident (A&H)	38%	37%	31%
Net premiums earned	100%	100%	100%

Region
Europe	45%	45%	43%
Asia Pacific	15%	15%	14%
Far East	9%	8%	8%
Latin America	15%	15%	14%
	84%	83%	79%
ACE Global Markets	16%	17%	21%
Net premiums earned	100%	100%	100%

The following table shows our adjusted loss and loss expense ratio for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Loss and loss expense ratio, as reported	50.5%	50.4%	52.4%
Catastrophe losses	(1.0)%	(1.6%)	(2.1)%
Prior period development	5.0%	5.7%	4.1%
Loss and loss expense ratio, adjusted	54.5%	54.5%	54.4%

Net catastrophe losses for 2009 were $51 million, compared with $83 million and $94 million in 2008 and 2007, respectively. The catastrophe losses for 2009 were primarily related to floods and windstorms in Europe. Catastrophe losses in 2008 were primarily related to Hurricanes Gustav and Ike, tornadoes in the U.S., and an earthquake in China. Insurance – Overseas General experienced net favorable prior period development of $255 million, $304 million, and $192 million in 2009, 2008, and 2007, respectively. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio increased in 2009, compared with 2008, primarily due to lower net premiums earned in the retail A&H business, without a commensurate reduction in advertising costs, which are generally deferred and amortized over a longer period than the related premium. The policy acquisition cost ratio increased in 2008 compared with 2007, primarily due to growth in A&H business and the impact of the acquired Combined Insurance business, which is predominantly A&H business. A&H business typically attracts higher commission rates than traditional P&C business. Insurance – Overseas General’s administrative expense ratio increased in 2009, primarily due to the inclusion of Combined Insurance for the full year. For 2008, administrative expenses increased primarily due to unfavorable foreign exchange impact and the inclusion of administrative expenses related to Combined Insurance.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net premiums written	$1,038	$914	$1,197	14%	(24)%
Net premiums earned	979	1,017	1,299	(4)%	(22)%
Losses and loss expenses	330	524	664	(37)%	(21)%
Policy acquisition costs	195	192	248	2%	(23)%
Administrative expenses	55	56	64	(2)%	(13)%
Underwriting income	$399	$245	$323	63%	(24)%
Net investment income	278	309	274	(10)%	13%
Net realized gains (losses)	(17)	(163)	21	90%	NM
Other (income) expense	2	2	4	0%	(50)%
Income tax expense	46	30	32	53%	(6)%
Net income	$612	$359	$582	70%	(38)%
Loss and loss expense ratio	33.7%	51.5%	51.1%
Policy acquisition cost ratio	19.9%	18.8%	19.1%
Administrative expense ratio	5.6%	5.5%	4.9%
Combined ratio	59.2%	75.8%	75.1%

Global Reinsurance reported increased net premiums written in 2009, compared with 2008, primarily due to P&C production growth in U.S., Canada and Bermuda. Net premiums written declined in 2008, compared with 2007, as Global Reinsurance reported intense competition across a majority of its regions of operations, which resulted in significant declines in production. In 2008 and 2007, our clients increased their own risk retention and we adhered to our strict underwriting standards, which meant not renewing several large policies.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the years ended December 31, 2009, 2008, and 2007.

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Line of Business
Property and all other	$262	$229	$285	14%	(20)%
Casualty	433	494	671	(12)%	(26)%
Property catastrophe	284	294	343	(3)%	(14)%
Net premiums earned	$979	$1,017	$1,299	(4)%	(22)%

	2009 % of Total	2008 % of Total	2007 % of Total
Property and all other	27%	22%	22%
Casualty	44%	49%	52%
Property catastrophe	29%	29%	26%
Net premiums earned	100%	100%	100%

Global Reinsurance’s net premiums earned decreased in 2009, compared with 2008 primarily because the prior year included non-recurring inward reinstatement premiums related to Hurricanes Gustav and Ike. In addition, we experienced lower production in 2008, which had an adverse impact on net premiums earned in 2009. The decrease in net premiums earned in 2008, compared with 2007, was primarily due to reduced production caused by competitive conditions.

The following table shows our adjusted loss and loss expense ratio for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Loss and loss expense ratio, as reported	33.7%	51.5%	51.1%
Catastrophe losses	(2.8)%	(17.6)%	(3.7)%
Prior period development	14.5%	16.0%	2.6%
Loss and loss expense ratio, adjusted	45.4%	49.9%	50.0%

Global Reinsurance recorded net catastrophe losses of $28 million in 2009, primarily related to various Canadian storms and Hurricane Klaus. This compares with net catastrophe losses of $186 million and $49 million in 2008 and 2007, respectively. Net catastrophe losses in 2008 were mainly due to Hurricanes Gustav and Ike.

Global Reinsurance experienced net favorable prior period development of $142 million in 2009. This compares with net favorable prior period development of $159 million and $34 million in 2008 and 2007, respectively. Refer to “Prior Period Development” for more information. The decrease in the adjusted loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of property and other business production, which typically generates lower loss ratios than casualty business.

Global Reinsurance’s policy acquisition costs ratio increased in 2009, compared with 2008, primarily due to the impact of the prior year inward reinstatement premiums, which generate minimal acquisition costs. Policy acquisition costs decreased in 2008, compared with 2007, primarily due to the increase in inward reinstatement premiums. Administrative expenses were stable for 2009, compared with 2008, as additional expense accruals were offset by lower staffing costs as a result of reduced headcount. In 2008, administrative expenses decreased compared with 2007, primarily due to lower staffing costs. The administrative expense ratio increased over the last three years primarily due to the decrease in net premiums earned, partially offset by reduced staffing costs.

Life

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and from April 1, 2008, the North American supplemental A&H and life business of Combined Insurance. Combined Insurance contributed 70 percent of net premiums earned for 2009. We assess the performance of our life business based on life underwriting income which includes net investment income.

				% Change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net premiums written	$1,475	$1,198	$381	23%	214%
Net premiums earned	1,430	1,170	368	22%	218%
Losses and loss expenses	482	320	–	51%	NM
Policy benefits	321	387	168	(17)%	130%
Policy acquisition costs	216	188	45	15%	318%
Administrative expenses	243	199	50	22%	298%
Net investment income	176	142	55	24%	158%
Life underwriting income	344	218	160	58%	36%
Net realized gains (losses)	(15)	(532)	(164)	97%	(224)%
Other (income) expense	2	12	1	(83)%	1100%
Income tax expense (benefit)	48	30	(8)	60%	NM
Net income (loss)	$279	$(356)	$3	NM	NM

The following table provides a line of business breakdown of life underwriting income for the years ended December 31, 2009, 2008, and 2007.

				% change
(in millions of U.S. dollars)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Life reinsurance	$154	$105	$181	47%	(42)%
Life insurance	(1)	(25)	(21)	96%	(19)%
A&H	191	138	–	38%	NM
Life underwriting income	$344	$218	$160	58%	36%

For 2009, the improvement in life underwriting income, compared with 2008, was primarily due to the inclusion of Combined Insurance business for the full year (the prior year included Combined Insurance from April 1, 2008) and an increase in life reinsurance underwriting income, primarily due to a larger increase in reserves in 2008 compared with 2009, due to unfavorable market movements. While ACE Life continues to incur an underwriting loss due to start-up and development costs in its businesses, underwriting income has improved in 2009 compared with 2008.

Life underwriting income increased in 2008, compared with 2007, primarily due to the inclusion of the operating results of the acquired Combined Insurance business offset by lower life reinsurance underwriting income primarily due to unfavorable market conditions and related reserve increases in 2008.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GMIB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2009, realized gains associated with a decreasing net fair value of reported GMIB reinsurance liabilities were almost entirely offset by a combination of a reduction in the value of hedge instruments and modeling changes. The residual realized loss for 2009 also included the impact of foreign exchange and changes in asset values. We experienced significant net realized losses in 2008, which were primarily due to adverse financial market conditions.

Net Investment Income

(in millions of U.S. dollars)	2009	2008	2007
Fixed maturities	$1,985	$1,972	$1,773
Short-term investments	38	109	130
Equity securities	54	93	68
Other	48	(20)	25
Gross investment income	2,125	2,154	1,996
Investment expenses	(94)	(92)	(78)
Net investment income	$2,031	$2,062	$1,918

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased two percent in 2009, compared with 2008, and increased eight percent in 2008, compared with 2007. The average market yield on fixed maturities was 4.3 percent at December 31, 2009, compared with 6.4 percent and 5.3 percent at December 31, 2008 and 2007, respectively. Average market yield represents our net investment income divided by average cost of fixed maturities and other investments and average market value of equity securities. Net investment income decreased in 2009, compared with 2008, primarily due to lower yields on new investments and unfavorable foreign exchange impact during 2009, partially offset by higher average invested assets. Net investment income for 2009, was also adversely impacted because we increased cash and short-term investments relative to debt and equity securities during the fourth quarter of 2008 and the first quarter of 2009. During the second quarter of 2009, we deployed accumulated cash primarily into high-grade fixed-income securities and liquidated the majority of our publicly traded equity holdings and invested the proceeds in corporate bonds. Net investment income increased in 2008, compared with 2007, primarily due to several years of positive operating cash flows which resulted in a higher overall average invested asset base.

The following table shows the return on average invested assets for the years ended December 31, 2009, 2008, and 2007.

(in millions of U.S. dollars, except for percentages)	2009	2008	2007
Average invested assets	$43,767	$41,502	$38,798
Net investment income	$2,031	$2,062	$1,918
Return on average invested assets	4.6%	5.0%	4.9%

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an OTTI charge in net income (as discussed below). Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

We adopted the provisions of ASC Topic 320, Investments-Debt and Equity Securities related to the recognition and presentation of OTTI as at April 1, 2009 (the adopted provisions). Under the adopted provisions, if we have the intent to sell an impaired fixed maturity security or it is more likely than not that we will be required to sell the security, an OTTI is considered to have occurred, and we are required to record the OTTI in net income. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we must evaluate the security to determine the portion of impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income, while the portion of OTTI related to all other factors is included in other comprehensive income.

For fixed maturities, prior to the adopted provisions, ACE was required to record OTTI in net income unless we had the intent and ability to hold the impaired security to the expected recovery period. The adopted provisions do not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adopted provisions resulted in a reduction to Accumulated other comprehensive income and an increase to Retained earnings of $242 million as at April 1, 2009. These adjustments reflect the net of tax amount ($305 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that have not suffered a credit loss, we do not intend to sell, and it is more likely than not that we will not be required to sell before the recovery of their amortized cost.

Retained earnings and Deferred tax assets as at April 1, 2009, were also reduced by $47 million as a result of an increase in our valuation allowance against deferred tax assets, which is a direct effect of the adopted provisions. Specifically, as a result of the reassessment of credit losses required by the adopted provisions, we determined that certain previously impaired fixed maturity securities had suffered credit losses in excess of previously estimated amounts, which may give rise to additional future capital losses for tax purposes. Given the amount of available capital gains against which such additional capital losses could be offset, at the date of adoption, we expected that a portion of capital loss carry forwards would expire unused. Accordingly, we determined that an additional valuation allowance was necessary given that it is more likely than not that a portion of deferred tax assets related to previously impaired fixed income securities would not be realized.

Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturity securities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, if we have the intent to sell the security or it is more likely than not that we will be required to sell the security, an OTTI is considered to have occurred. In cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, we evaluate the security to determine if a credit loss has occurred based on a combination of qualitative and quantitative factors including a discounted cash flow model, where necessary. If a credit loss is indicated, an OTTI is considered to have occurred. Prior to the adopted provisions, when evaluating fixed maturities for OTTI, we principally considered our ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and our assessment (using available market information such as credit ratings) of the issuer’s ability to make future scheduled principal and interest payments on a timely basis. The factors that we now consider when determining if a credit loss exists related to a fixed maturity security are discussed in Note 4 d) to the Consolidated Financial Statements. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

We review all non-fixed maturity investments for OTTI based on the following:

• the amount of time a security has been in an unrealized loss position and the magnitude of the loss position;

• the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions and other issuer-specific developments; and

• our ability and intent to hold the security to the expected recovery period.

As a general rule, we also consider that equity securities in an unrealized loss position for twelve consecutive months are impaired.

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments for the years ended December 31, 2009 and 2008.

	2009			2008
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities and short-term investments	$(41)	$2,717	$2,676	$(846)	$(2,091)	$(2,937)
Equity securities	(145)	213	68	(349)	(363)	(712)
Other	31	162	193	(55)	(305)	(360)
Subtotal	(155)	3,092	2,937	(1,250)	(2,759)	(4,009)
Derivatives
Equity and fixed income derivatives	68	–	68	(3)	–	(3)
Fair value adjustment on insurance derivatives	368	–	368	(650)	–	(650)
S&P put option and futures	(363)	–	(363)	164	–	164
Fair value adjustment on other derivatives	(93)	–	(93)	83	–	83
Subtotal derivatives	(20)	–	(20)	(406)	–	(406)
Foreign exchange gains (losses)	(21)	–	(21)	23	–	23
Total gains (losses)	$(196)	$3,092	$2,896	$(1,633)	$(2,759)	$(4,392)

	2009			2008
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities and short-term investments	$(234)	$193	$(41)	$(760)	$(86)	$(846)
Equity securities	(26)	(119)	(145)	(248)	(101)	(349)
Other	(137)	168	31	(56)	1	(55)
Total investment portfolio gains (losses)	$(397)	$242	$(155)	$(1,064)	$(186)	$(1,250)

Our net realized losses in 2009, included write-downs of $397 million as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $1.1 billion and $214 million in 2008 and 2007, respectively. The impairments recorded in 2009 related to fixed maturities were primarily due to securities with below investment grade credit ratings and intent to sell securities in an unrealized loss position. Impairments related to all other investments were primarily due to duration and severity of decline below cost. Included in other net realized gains (losses) is a realized gain of $193 million on the fourth quarter sale of our interest in Verisk Analytics, Inc., a holding company that includes Insurance Services Office Inc. (ISO), offset by a realized loss on AGO and private equities.

At December 31, 2009, our investment portfolios held by U.S. legal entities included approximately $414 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $145 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized. In addition, management decreased the valuation allowance by $47 million during 2009, as a result of improvement in the unrealized gains and losses in the overall U.S. portfolio.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. Certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in an unrealized loss of $42 million. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Other Income and Expense Items

(in millions of U.S. dollars)	2009	2008	2007
Equity in net (income) loss of partially-owned entities	$39	$(52)	$39
Noncontrolling interest expense	3	11	7
Federal excise and capital taxes	16	16	18
Other	27	(14)	17
Other (income) expense	$85	$(39)	$81

Other (income) expense primarily comprises our equity in net income of AGO prior to the June 2009 issuance and Huatai Insurance Company of China, Limited, which is included in equity in net income of partially-owned entities. As discussed previously, prior to AGO’s June 2009 issuance, we included our investment in AGO in Investments in partially-owned insurance companies and reflected our portion of its net income (loss) under equity in net income of partially-owned entities. Effective with the June 2009 issuance, we now account for the investment as an available-for-sale equity security. Refer to “Overview—Investment in Assured Guaranty Ltd”.

Other (income) expense also includes certain federal excise and capital taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of AA (with one half invested in AAA securities), as rated by the independent investment rating service S&P. The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years at December 31, 2009, compared with 3.6 years at December 31, 2008. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.6 billion at December 31, 2009.

We experienced net unrealized gains of $3.1 billion in 2009 primarily due to tightening of credit spreads, particularly during the second and third quarters of 2009. In addition, greater global demand-driven purchases of fixed income investments and a greater demand for risk-based assets contributed to the unrealized gains. The fixed maturities in an unrealized loss position at December 31, 2009, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

As part of our fixed income diversification strategy, we decided to hold to maturity certain commercial mortgage-backed securities that have shorter term durations. Because we have the intent to hold such securities to maturity, a transfer of such securities with a fair value of $704 million was made during 2009 from Fixed maturities available for sale to Fixed maturities held to maturity. The $4 million unrealized depreciation at the date of the transfer continues to be reported as a component of Accumulated other comprehensive income and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

Our Other investments principally comprise direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $54 million at December 31, 2009, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection.

We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The following table shows the fair value and cost/amortized cost of our invested assets at December 31, 2009 and 2008.

	2009		2008
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$39,525	$38,985	$31,155	$33,109
Fixed maturities held to maturity	3,561	3,481	2,865	2,860
Short-term investments	1,667	1,667	3,350	3,350
	44,753	44,133	37,370	39,319
Equity securities	467	398	988	1,132
Other investments	1,375	1,258	1,362	1,368
Total investments	$46,595	$45,789	$39,720	$41,819

The fair value of our total investments increased $6.9 billion during 2009. The increase was primarily due to unrealized appreciation and the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2009 and 2008. The first table lists investments according to type and the second according to S&P credit rating.

	2009		2008
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,068	5%	$1,018	3%
Agency	2,698	6%	2,027	5%
Corporate	13,166	29%	8,744	23%
Mortgage-backed securities	11,311	25%	10,986	29%
Asset-backed securities	371	1%	709	2%
Municipal	2,300	5%	2,124	6%
Non-U.S.	11,172	25%	8,412	23%
Short-term investments	1,667	4%	3,350	9%
Total	$44,753	100%	$37,370	100%
AAA	$22,884	51%	$22,960	61%
AA	4,021	9%	3,374	9%
A	7,461	17%	5,497	15%
BBB	4,910	11%	3,388	9%
BB	2,866	6%	1,119	3%
B	2,029	5%	934	3%
Other	582	1%	98	0%
Total	$44,753	100%	$37,370	100%

The table below summarizes our largest exposures to corporate bonds by market value and S&P credit rating at December 31, 2009.

	December 31, 2009
(in millions of U.S. dollars)	Market Value	Rating
General Electric Co	$454	AA+
JP Morgan Chase & Co	401	A+
Bank of America Corp	387	A
Wells Fargo & Co	317	AA-
Citigroup Inc	275	A
Verizon Communications Inc	267	A
Morgan Stanley	244	A
AT&T INC	236	A
Goldman Sachs Group Inc	230	A
HSBC Holdings Plc	176	AA-
Comcast Corp	173	BBB+
Credit Suisse Group	151	A
Barclays PLC	126	A+
ConocoPhillips	125	A
Telecom Italia SpA	125	BBB
Lloyds Banking Group Plc	121	A
Time Warner Cable Inc	118	BBB
XTO Energy Inc	112	BBB
Banco Santander SA	109	AA
American Express Co	106	BBB+
Pfizer Inc	103	AA
News Corp Ltd	91	BBB+
Deutsche Telekom AG	88	BBB+
Dominion Resources Inc/VA	86	A-
Roche Holding AG	84	BBB+
Total	$4,705

Mortgage-backed and Asset-backed securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at December 31, 2009, are provided below:

Mortgage-backed and Asset-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$515	$–	$–	$–	$–	$515
FNMA	5,298	–	–	–	–	5,298
FHLMC	1,996	–	–	–	–	1,996
Total agency RMBS	7,809	–	–	–	–	7,809
Non-agency RMBS	508	43	59	74	796	1,480
Total RMBS	8,317	43	59	74	796	9,289
Commercial mortgage-backed	1,728	54	234	6	–	2,022
Total mortgage-backed securities	$10,045	$97	$293	$80	$796	$11,311
Asset-backed securities
Sub-prime	$20	$4	$2	$1	$27	$54
Credit cards	18	5	–	3	2	28
Autos	127	16	14	–	3	160
Other	125	–	–	–	4	129
Total asset-backed securities	$290	$25	$16	$4	$36	$371

Mortgage-backed and Asset-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed
GNMA	$502	$–	$–	$–	$–	$502
FNMA	5,162	–	–	–	–	5,162
FHLMC	1,924	–	–	–	–	1,924
Total agency RMBS	7,588	–	–	–	–	7,588
Non-agency RMBS	593	60	69	94	1,048	1,864
Total RMBS	8,181	60	69	94	1,048	9,452
Commercial mortgage-backed	1,707	57	276	6	–	2,046
Total mortgage-backed securities	$9,888	$117	$345	$100	$1,048	$11,498
Asset-backed securities
Sub-prime	$24	$6	$3	$1	$50	$84
Credit cards	18	5	–	3	2	28
Autos	125	16	13	–	3	157
Other	124	–	–	1	7	132
Total asset-backed securities	$291	$27	$16	$5	$62	$401

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 25 percent of our fixed income portfolio. This compares with a 40 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of 2009. The minimum rating for our initial purchases of mortgage and asset backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 84 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed by prime collateral and are broadly diversified over 260,000 loans. This portfolio’s loan-to-value ratio is approximately 70 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of 13 percent, the cumulative 5-year foreclosure rate would have to rise to 20 percent (the historical cumulative foreclosure rates is eight percent for prime mortgages) and real estate values would have to fall 30 percent from their levels at the end of 2009, before principal is impaired. Within the portfolio of prime non-agency RMBS are $146 million of holdings classified as alternative A-paper (ALT-A). These ALT-A holdings are broadly diversified with over 60 percent issued prior to 2006, possess an average FICO score of 712, and have a relatively conservative loan-to-value ratio of 72 percent. With subordinated collateral of 21 percent, the cumulative 5-year foreclosure rate would have to rise to 32 percent and real estate values would have to fall more than 27 percent from their levels at the end of 2009, before principal is impaired. The comparable cumulative market foreclosure rate was approximately 30 percent at the end of 2009. New investments in ALT-A were suspended in the first quarter of 2008. Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified over 23,000 loans, and 73 percent of the portfolio was issued before 2006. The average loan-to-value ratio is approximately 67 percent with a debt service coverage ratio in excess of 1.6 and weighted-average subordinated collateral of 27 percent. The cumulative foreclosure rate would have to rise to 42 percent and commercial real estate values would have to fall more than 10 percent from their levels at the end of 2009, before principal is impaired. The market delinquency rate at the end of 2009 was nine percent. We suspended new investments in CMBS in the first quarter of 2009.

The sub-prime asset-backed securities are broadly diversified in over 86,000 loans with an average loan-to-value ratio of approximately 81 percent and an average FICO score of 600. With subordinated collateral of 30 percent, the cumulative 5-year foreclosure rate would have to rise to 35 percent and real estate values would have to fall more than 18 percent from their levels at the end of 2009, before principal is impaired. The comparable historical cumulative 5-year foreclosure rate is 32 percent. ACE suspended new investments in sub-prime backed securities in the third quarter of 2007. Our auto loan asset-backed securities are rated predominantly AAA with a short duration of approximately six months and average subordinated collateral of 20 percent. Annual default rates would have to rise to 17 times the level at the end of 2009 of about 2.4 percent before principal is impaired. New investments in credit card and auto backed securities were suspended in the first quarter of 2008.

Below-investment grade corporate fixed income portfolio

We invest in below-investment grade securities through investment portfolios managed by external managers, specifically dedicated to this asset class. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At December 31, 2009, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 500 issuers, with the greatest single exposure being $72 million.

We manage high yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Four external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation (approximately 0.1 percent of the total investment portfolio). We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g. credit default swaps and collateralized mortgage obligations) are not permitted in the high-yield portfolio.

Reinsurance Recoverable on Ceded Reinsurance

The composition of our reinsurance recoverable at December 31, 2009, and December 31, 2008, is as follows:

(in millions of U.S. dollars)	2009	2008
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,745	$12,935
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	850	982
Net reinsurance recoverable on losses and loss expenses	$13,595	$13,917
Reinsurance recoverable on policy benefits	$298	$259

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decline in net reinsurance recoverable in 2009 was primarily related to a higher level of crop loss payments on the 2008 crop year, as well as NICO payments related to Brandywine. Reinsurance recoverable on policy benefits increased primarily due to a loss portfolio cession of Combined Insurance’s long-term care business.

Asbestos and environmental (A&E) and other run-off liabilities

Included in ACE’s liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of ACE’s A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. ACE has not assumed any such future changes in setting the value of its A&E reserves, which include provisions for both reported and IBNR claims. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information.

Reserving considerations

For asbestos, ACE faces claims relating to policies issued to manufacturers, distributors, installers, and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or groups of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies for a single insured.

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party at multiple sites.

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2009 and 2008, for direct policies only, and excludes claims from assumed reinsurance.

	2009	2008
Asbestos (by causative agent)
Open at the beginning of year	1,198	1,169
Newly reported	54	75
Closed or otherwise disposed	229	46
Open at end of year	1,023	1,198
Environmental (by site)
Open at the beginning of year	4,704	5,132
Newly reported	196	250
Closed or otherwise disposed	1,529	678
Open at end of year	3,371	4,704

Closed or otherwise disposed claims were significantly higher in 2009, compared with 2008, due to a review of inactive files that revealed that payment was no longer sought on the files; therefore, the files were closed.

The following table shows our gross and net survival ratios for our A&E loss reserves and allocated loss adjustment expense (ALAE) reserves at December 31, 2009 and 2008.

	2009 Survival Ratios				2008 Survival Ratios
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Asbestos	7.1	8.1	6.0	5.3	8.3	9.6	8.3	18.2
Environmental	2.9	4.4	3.1	4.0	3.5	5.3	2.7	4.5
Total	6.2	6.9	5.5	5.0	7.2	8.2	6.8	11.2

The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2008 (1 year survival ratio). The survival ratios provide only a very rough depiction of reserves, and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

The 1 year gross survival ratio for asbestos decreased from 2008 due to a number of large settlements in 2009. This has resulted in a decline in the three year gross ratio as well, though to a lesser degree than seen in the 1 year ratio. The 1 year net asbestos ratio of 5.3 declined significantly from the prior 1 year ratio because of 2008’s unusually high level of ceded reinsurance associated with asbestos payments in 2008.

Catastrophe Management

We continue to closely monitor our catastrophe accumulation around the world. The following modeled loss information reflects ACE’s in-force portfolio at October 1, 2009, and reinsurance program at January 1, 2010.

The table below shows our modeled annual aggregate probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes. For example, according to the model, there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.128 billion (or six percent of our total shareholders’ equity at December 31, 2009). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $136.665 billion.

	U.S. Hurricanes			California Earthquakes
Modeled Annual Aggregate Net PML	% of Total Shareholders’ Equity			% of Total Shareholders’ Equity
(in millions of U.S. dollars, except for percentages)	ACE		Industry	ACE		Industry
1-in-100	$1,128	6%	$136,665	$731	4%	$36,456
1-in-250	$1,439	7%	$197,856	$895	5%	$57,486

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

First, for losses arising out of North America, our core traditional program renewed on January 1, 2010, and we have purchased reinsurance coverage in various layers that provide $450 million in excess of $500 million in all-risk coverage. Each layer of this core program has a single additional limit available for restatement post-loss event on the same terms as the original limit. In addition to the foregoing, we have in place a multi-year, peril-specific program from a major reinsurer that is backed by their credit worthiness and the issuance of fully collateralized catastrophe bonds. Under this coverage, we have $86 million part of $200 million of U.S. hurricane coverage in excess of an attachment point of approximately $575 million. While this coverage attaches at a level within our core program, any recoveries from this program shall be for ACE’s sole benefit and effectively reduce the net loss under the retention. In addition, the catastrophe bonds also provide $86 million of U.S. earthquake coverage with a territorial scope of California, the Pacific Northwest, and the central U.S. In addition, we purchased another $14 million of the same earthquake coverage as the catastrophe bonds to provide a full $100 million of earthquake coverage excess of approximately $961 million. These multi-year programs do not have a reinstatement feature. To keep the expected loss the same each year of these multi-year covers, the attachment point is adjusted annually, either up or down, based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure reductions and model change, the attachment for the catastrophe bonds declined from $712 million to $575 million for the $86 million of wind protection and from $1.11 billion to approximately $960 million for earthquake protection. The catastrophe bonds program expires in June 2012.

While our modeled United States catastrophe exposure declined significantly in 2009, ACE did not reduce the catastrophe limits purchased at January 1, 2010, by the same amount. By way of comparison, the 2010 program has potentially approximately $37 million less in coverage for first event U.S. hurricane protection and $85 million less in first event California earthquake protection than the expiring program. We consider our retention to be approximately $500 million but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

Second, for losses arising outside of the U.S. and effective July 1, 2009, our core program is made up of two layers. Our first reinsurance layer remains $50 million in excess of a $50 million retention with two reinstatements. This layer was 67.75 percent placed. Our second layer provides $150 million in protection in excess of $100 million with one reinstatement. This layer was 100 percent placed. There is further protection above this core program for specific geographic regions, being $100 million in excess of $250 million for Asia Pacific and $150 million in excess of $250 million for Europe. The Asia Pacific top layer has one free reinstatement and one at 100 percent of original premium. With respect to the top layer for Europe, the maximum restatement is one additional full limit. In addition, there are various underlying per risk and catastrophe treaties underlying the core program’s retention of $50 million. Finally, we purchased an additional treaty that provides $50 million of protection across the top of this catastrophe program with one reinstatement. However, this top layer may also be exhausted by certain risk losses so it is not certain that it will be available to us in an event. In comparison to the prior year, the core program and the specific layers for Asia Pacific and Europe provide the same amount of coverage except for the $16.1 million retained in the $50 million excess of $50 million first layer.

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

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place. During the fourth quarter of 2009, the RMA released a first draft of a proposed new SRA, which was last negotiated in 2005 and expires in its current form on June 30, 2010. The terms of the proposed new SRA are still being negotiated. However, this SRA change applies to the 2011 Crop year and therefore, we expect no impact from a new agreement on 2010 financial results. It is still unclear what the impact, if any, there will be on our business beyond 2010.

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

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. The program has specific timeframes as to when producers must report acreage to us. These reports allow us to determine the actual premium associated with the liability that is being planted. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. Given the major crops that are covered in the program, we typically see a substantial written premium impact in the second and third quarter and the earned premium is also more concentrated in the second and third quarters. Premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. We regularly receive reports from our MGA relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses and profit share commissions. The adjustments are typically more significant in the first quarter of the year (annual first quarter settlement), compared with other periods.

Political Risk, Trade Credit, and Structured Trade Credit

Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in developing markets. We participate in this market through our wholly owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based ACE Global Markets operation. Sovereign is one of the world’s leading underwriters of political risk insurance and has a global portfolio spread across more than 100 countries. Its clients include financial institutions, national export credit agencies, leading multilateral agencies, and multinational corporations. ACE Global Markets writes political risk, trade credit, and structured trade credit business out of underwriting offices in London, Hamburg, New York, and Singapore.

Our political risk insurance provides protection to commercial lenders against defaults on cross border loans, insulates investors against equity losses, and protects exporters against defaults on contracts. Commercial lenders, our largest client segment, are covered for missed scheduled loan repayments due to acts of confiscation, expropriation or nationalization by the host government; currency inconvertibility or exchange transfer restrictions, or war or other acts of political violence. In addition, in the case of loans to government-owned entities or loans that have a government guarantee, political risk policies cover scheduled payments against risks of nonpayment or non-honoring of government guarantees. Equity investors and corporations receive similar coverage to that of lenders, except they are protected against financial losses, inability to repatriate dividends, and physical damage to their operations caused by covered events. Our export contracts protection provides coverage for both exporters and their financing banks against the risk of contract frustration due to government actions, including non-payment by government entities.

ACE Global Markets’ trade credit and structured trade credit businesses cover losses due to insolvency, protracted default, and political risk perils including export and license cancellation. It provides trade credit coverage to larger companies that have sophisticated credit risk management systems, with exposure to multiple customers and that have the ability to self-insure losses up to a certain level through excess of loss coverage. Its structured trade credit business provides coverage to finance banks, exporters, and trading companies, with exposure to trade-related financing instruments (i.e., LOCs or pre-export finance).

We have implemented structural features in our policies in order to control potential losses within the political risk, trade credit, and structured credit businesses. These include basic loss sharing features that include co-insurance and deductibles, and in the case of trade credit, the use of non-qualifying losses that drop smaller exposures deemed too difficult to assess. Ultimate loss severity is also limited by using waiting periods to enable the insurer and insured to agree on recovery strategies, and the subrogation of the rights of the lender/exporter to the insurer following a claim. We pay claims over the original loan payment schedule, rather than in a lump sum in order to provide insureds and the insurer additional time to remedy problems and work towards full recoveries. It is important to note that political risk, trade credit, and structured trade credit policies are named peril conditional contracts, not financial guarantees, and claims are only paid after conditions and warranties are fulfilled. Political risk, trade credit, and structured trade credit insurance do not cover currency devaluations, bond defaults, any form of derivatives, movements in overseas equity markets, transactions deemed illegal, or situations where corruption or misrepresentation has occurred, or debt that is not legally enforceable. In addition to assessing and mitigating potential exposure on a policy-by-policy basis, we also have specific risk management measures in place to manage overall exposure and risk. These measures include placing country and individual transaction limits based on country risk and credit ratings, combined single loss limits on multi-country policies, the use of reinsurance protection, and regular modeling and stress-testing of the portfolio.

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, ACE Limited’s cash flows currently depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE’s Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends and to service debt and purchase investments. After satisfying our cash requirements, excess cash flows from these underwriting and investing activities are invested.

Global market and economic conditions have been severely disrupted over the past three years, which included a widespread recession. These conditions and their consequences may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. However, we believe that our present cash flows from operations, investing activities, and financing activities are sufficient to fund our current working capital and debt obligation needs.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2010. Should the need arise, we generally have access to the capital markets and other available credit facilities. Refer to “Credit Facilities” below. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2014. However, we may be required to replace credit sources in a difficult market should one of our existing credit providers experience financial difficulty. There has also been recent consolidation in the banking industry, which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such duration tends to be longer. Given the current low interest rate environment, at December 31, 2009, the average duration of our fixed maturity investments (3.7 years) is less than the average expected duration of our insurance liabilities (4.1 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time or large scale uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems, decreases in the value of collateral supporting reinsurance recoverables, or increases in collateral postings under our variable annuity reinsurance business). Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investment, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During 2009, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows and dividends received.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Tempest Life Re paid dividends of $400 million in 2009 and $1.2 billion in 2008. ACE Bermuda paid dividends of $502 million in 2008. A portion of the dividends received in 2008 were used in connection with our April 1, 2008, acquisition of Combined Insurance.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, “commercial domicile”). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities.

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA in 2009 or 2008. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may be comprised of large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period.

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2009 and 2008.

The operating cash flows reflect net income for each period, adjusted for non-cash items and changes in working capital. Our consolidated net cash flows from operating activities were $3.3 billion in 2009, compared with $4.1 billion in 2008. The largest contributors to the decline are net claim payments and collateral requirements. Net claim payments were $6.9 billion in 2009, compared with $6.3 billion in 2008. The collateral outflow was $397 million in 2009, compared with an inflow of $304 million in 2008. We made higher than typical net claim payments in 2009 in connection with prior year catastrophes and other individual large property related losses. The collateral outflow consisted of both the return of collateral we had received from counterparties on hedging positions as the market has improved, and collateral requirements related to new hedge positions established to protect us from the market moving lower.

Our consolidated net cash flows used for investing activities were $3.2 billion in 2009, compared with $4.1 billion in 2008. Net investing activities for 2009 were related primarily to net purchases of fixed maturities. For 2008 net investing activities were related primarily to net purchases and maturities on the fixed maturities portfolio and the acquisition of Combined Insurance for $2.56 billion.

Our consolidated net cash flows used for financing activities were $321 million in 2009, compared with net cash flows from financing activities of $314 million in 2008. Net cash flows used for financing activities in 2009, included net proceeds from the issuance, in June 2009, of $500 million in long-term debt, net repayment of debt and reverse repurchase agreements of $466 million, and dividends paid on our Common Shares of $388 million. Net cash flows from financing activities in 2008, included $1.2 billion of net proceeds from the issuance of long-term debt. This was partially offset by $575 million of net cash flows used for financing activities relating to the redemption of our Preferred Shares, and dividends paid on our Common and Preferred Shares.

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

We also, from time to time, utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. Refer to “Short-term debt” below.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at December 31, 2009 and 2008.

(in millions of U.S. dollars, except for percentages)	2009	2008
Short-term debt	$161	$471
Long-term debt	3,158	2,806
Total debt	3,319	3,277
Trust preferred securities	309	309
Total shareholders’ equity	19,667	14,446
Total capitalization	$23,295	$18,032
Ratio of debt to total capitalization	14.2%	18.2%
Ratio of debt plus trust preferred securities to total capitalization	15.6%	19.9%

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have decreased due to the significant increase in shareholders’ equity, combined with stable levels of debt and trust-preferred securities.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

The following table reports the significant movements in our shareholders’ equity for the year ended December 31, 2009.

(in millions of U.S. dollars)	2009
Total shareholders’ equity, beginning of year	$14,446
Net income	2,549
Dividends declared on Common Shares	(402)
Change in net unrealized appreciation (depreciation) on investments, net of tax	2,611
Cumulative translation, net of tax	401
Income tax valuation allowance on the adoption of new OTTI standard	(47)
Pension liability	(31)
Other movements, net	140
Total shareholders’ equity, end of year	$19,667

Total shareholders’ equity increased $5.2 billion in 2009, primarily due to net income of $2.5 billion, and the change in net unrealized appreciation on investments of $2.6 billion. The change in net unrealized appreciation on investments was primarily due to the tightening of credit spreads. The cumulative translation increased as major currencies strengthened against the U.S. dollar.

Short-term Debt

At December 31, 2009, short-term debt consisted of a five-year term loan due in December 2010. Though none are outstanding at December 31, 2009, we had executed reverse repurchase agreements with certain counterparties under which we agreed to sell securities and repurchase them at a future date for a predetermined price. These included agreements both executed and settled in 2008 totaling $1 billion as part of the financing of the Combined Insurance acquisition. Short-term debt at December 31, 2008, included $250 million in reverse repurchase agreements. All reverse repurchase agreements were settled during the second quarter of 2009. In September 2009, we repaid the ACE INA nine-month term loan ($16 million), and in December 2009, we repaid the ACE INA subordinated notes ($200 million).

Long-term Debt

Our total long-term debt of $3.2 billion is described in detail in Note 9 to the Consolidated Financial Statements, under Item 8.

In June 2009, our subsidiary, ACE INA Holdings Inc., issued $500 million of 5.9 percent senior notes due June 2019. The notes are guaranteed by ACE Limited. The net proceeds from the issue of the senior notes were used to repay amounts owed to counterparties under reverse repurchase agreements as noted above, and were also used to refinance debt maturities and for general corporate purposes.

Trust Preferred Securities

The securities outstanding consist of $300 million of trust preferred securities due 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entity are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 9 e) to the Consolidated Financial Statements, under Item 8.

Common Shares

Our Common Shares had a par value of CHF 31.88 each at December 31, 2009.

For the foreseeable future, subject to shareholder approval, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital rather than through dividends. At the 2009 Annual General Meeting, the Board proposed and shareholders approved the payment of a dividend by the Company in the form of a distribution to shareholders (the Dividend Approval) through a Swiss franc par value reduction pursuant to a formula that has the effect of making the U.S. dollar value of distributions more consistent.

The Dividend Approval provides for an annual par value reduction of CHF 1.36 (the Base Annual Dividend), equal to $1.24 per share at the time of the Dividend Approval, payable in four installments prior to the 2010 Annual General Meeting; provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.31, subject to an aggregate upward adjustment (the Dividend Cap) for the four installments of 50 percent of the Base Annual Dividend (i.e. CHF 0.68). Application of the formula will mean that the Swiss franc amount of each installment will be determined at the approximate time of distribution, while the U.S. dollar value of the installment will remain $0.31 unless and until the Dividend Cap is reached. A par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap, and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount. We paid the third of the four installments of $0.31 per Common Share on January 11, 2010, and in connection with this dividend, the par value per share was reduced by CHF 0.32, based on the USD/CHF rate published on December 14, 2009.

Should we determine to pay dividends other than by a reduction in par value, under Swiss law, such dividends (other than by reductions in par value) may be paid out only if the corporation has sufficient distributable profits from previous business years, or if the reserves of the corporation are sufficient to allow distribution of a dividend. The board of directors of a

Swiss corporation may propose that a dividend be paid, but cannot itself set the dividend. The Company auditors must confirm that the dividend proposal of the board of directors conforms with Swiss statutory law. Prior to the distribution of dividends, five percent of the annual profits must be allocated to the general reserve until the amount of general reserves has reached twenty percent of the paid-in nominal share capital. Our Swiss Articles of Association can provide for a higher general reserve or for the creation of further reserves setting forth their purpose and use. Once this level has been reached and maintained, the shareholders may approve a distribution of each year’s profit within the framework of applicable legal requirements. Dividends paid from retained earnings are usually due and payable immediately after the shareholders’ resolution relating to the allocation of profits has been passed. Under Swiss law, the statute of limitations in respect of claims for dividend payments is five years. As noted above, for the foreseeable future, we expect to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2009.

	Payments Due By Period
(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the respective contracts
Deposit liabilities	$332	$50	$84	$25	$173
Purchase obligations	525	114	193	132	86
Limited partnerships – funding commitments	695	285	338	60	12
Operating leases	347	68	108	86	85
Short-term debt	161	161	–	–	–
Long-term debt	3,158	–	50	950	2,158
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	2,264	218	417	366	1,263
Total obligations in which payment amounts are determinable from the respective contracts	7,791	896	1,190	1,619	4,086
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,783	8,997	10,521	5,760	12,505
Estimated payments for future life and annuity policy benefits	3,694	272	427	321	2,674
Total contractual obligations and commitments	$49,268	$10,165	$12,138	$7,700	$19,265

The above table excludes the following items:

Pension Obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 14 to the Consolidated Financial Statements, under Item 8, for more information.

Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $155 million at December 31, 2009. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2009 we had $20 million in liabilities for income tax-related interest in our consolidated balance sheet. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit liabilities

Deposit liabilities include reinsurance deposit liabilities of $281 million and contract holder deposit funds of $51 million at December 31, 2009. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

Limited partnerships – funding commitments

In connection with our investments in limited partnerships, we have commitments that may require funding over the next several years. The timing of the payment of these commitments is uncertain and will differ from our estimated timing in the table.

Operating lease commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through December 2033. We renew and enter into new leases in the ordinary course of business as required.

Estimated gross loss payments under insurance and reinsurance contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the Consolidated Balance Sheet at December 31, 2009, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

Estimated payments for future life and annuity policy benefits

We establish reserves for future policy benefits for life and annuity contracts. The amounts in the table are gross of fees or premiums due from the underlying contracts. The liability for future policy benefits for life and annuity contracts presented in our balance sheet is discounted and reflected net of fees or premiums due from the underlying contracts. Accordingly, the estimated amounts in the table exceed the liability for future policy benefits for life and annuity contracts presented in our balance sheet. Payment amounts related to these reserves must be estimated and are not determinable from the contract. Due to the uncertainty with respect to the timing and amount of these payments, actual results could materially differ from the estimates in the table.

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

The following table shows our main credit facilities by credit line, usage, expiry date, and purpose at December 31, 2009.

(in millions of U.S. dollars)	Credit Line(1t)	Usage	Expiry Date
Unsecured Liquidity Facility
ACE Limited(2)	$500	$54	Nov. 2012
Unsecured Operational LOC Facility
ACE Limited	1,000	554	Nov. 2012
Unsecured Capital Facility
ACE Limited(3)	484	412	Dec. 2013
Unsecured Operational LOC Facility
ACE Limited	500	500	Sept. 2014
Total	$2,484	$1,520

(1)Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2)May also be used for LOCs.

(3)Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488.

It is anticipated that the commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by ACE. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of letters of credit required is driven by, among other things, statutory liabilities reported by variable annuity guarantee reinsurance clients, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2009. These covenants include:

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

At December 31, 2009, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $12.6 billion and our actual consolidated net worth as calculated under that covenant was $19.0 billion and (b) our ratio of debt to total capitalization was 0.142 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Debt ratings apply to short-term and long-term debt. These ratings are assessments of the likelihood that we will make timely payments of principal, and interest.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the ACE Global Markets capital facility requires that collateral be posted if the S&P financial strength rating of ACE falls to BBB+ or lower. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of ACE fall to BBB+ or lower, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2009, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements, for a discussion of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GMIB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates and the equity markets. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an OTTI charge in net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. From time to time, we also use investment derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2009 and 2008, our notional exposure to investment derivative instruments was $8.9 billion and $10.3 billion, respectively. In addition, as part of our investing activity, we purchase to be announced mortgage backed securities (TBAs). Investment derivative instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. Changes in the fair value of TBAs are included in net realized gains (losses) and therefore, have an immediate effect on both our net income and shareholders’ equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2009. Our policies to address these risks in 2009 were not materially different from 2008. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table shows the impact at December 31, 2009 and 2008, on the market value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario).

(in millions of U.S. dollars, except for percentages)	2009	2008
Fair value of fixed income portfolio	$44,753	$37,370
Pre-tax impact of 100 bps increase in interest rates	$1,623	$1,329
Percentage of total fixed income portfolio at fair value	3.6%	3.6%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. The following table shows the impact at December 31, 2009 and 2008, on the market value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario).

(in millions of U.S. dollars, except for percentages)	2009	2008
Fair value of debt obligations	$3,905	$3,334
Impact of 100 bps decrease in interest rates	$241	$179
Percentage of total debt obligations at fair value	6.2%	5.3%

Equity price risk – equity portfolio

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. During the second quarter of 2009, we liquidated the majority of our publicly traded equity holdings and invested the proceeds in corporate bonds. The following table provides more information on our exposure to equity price risk at December 31, 2009 and 2008.

(in millions of U.S. dollars)	2009	2008
Fair value of equity securities	$467	$988
Pre-tax impact of 10 percent decline in market prices for equity exposures	$47	$99

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro, and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2009 and 2008.

(in millions of U.S. dollars, except for percentages)	2009	2008
Fair value of net assets denominated in foreign currencies	$3,895	$2,318
Percentage of fair value of total net assets	19.8%	16.0%
Pre-tax impact on shareholders’ equity of a hypothetical 10 percent strengthening of the U.S. dollar	$336	$192

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the benefit reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. The benefit reserves are calculated in accordance with the provisions of ASC Topic 944, Financial Services-Insurance, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts (Topic 944). Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

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

At December 31, 2009, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management regularly examines both quantitative and qualitative analysis and for the quarter ended December 31, 2009, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at December 31, 2009, has averaged less than 3/4 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until December 31, 2009.

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

Further, if due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by less than 1 standard deviation, management will consider current market conditions when determining its expectations of future payout obligations, particularly as those market conditions relate to shorter-term payout obligations.

Finally, if due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by more than 1 standard deviation for a sustained and prolonged period of time, management will give substantial weight to prevailing market conditions when determining its expectations of future payout obligations. As an example, based on management’s current expectations as of the publication of this document, all else being equal, the S&P 500 index would need to remain below a level of 700 for a prolonged period of time in order for management to give substantial weight to current market conditions.

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at December 31, 2009, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$57	$16	$(41)	$(120)	$(225)	$(362)
	(Increase)/decrease in FVL	215	121	15	(111)	(255)	(389)
	Increase/(decrease) in hedge value	(111)	(7)	97	203	311	421
	Increase/(decrease) in net income	$161	$130	$71	$(28)	$(169)	$(330)
Flat	(Increase)/decrease in benefit reserves	$42	$–	$(60)	$(143)	$(254)	$(400)
	(Increase)/decrease in FVL	122	–	(152)	(313)	(478)	(637)
	Increase/(decrease) in hedge value	(104)	–	105	212	321	431
	Increase/(decrease) in net income	$60	$–	$(107)	$(244)	$(411)	$(606)
-100 bps	(Increase)/decrease in benefit reserves	$12	$(34)	$(100)	$(192)	$(315)	$(476)
	(Increase)/decrease in FVL	(64)	(228)	(405)	(597)	(780)	(933)
	Increase/(decrease) in hedge value	(97)	8	114	222	331	442
	Increase/(decrease) in net income	$(149)	$(254)	$(391)	$(567)	$(764)	$(967)

Sensitivities to Other Economic Variables	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
(Increase)/decrease in benefit reserves	$–	$–	$–	$–	$–	$–
(Increase)/decrease in FVL	48	(65)	(46)	27	(14)	13
Increase/(decrease) in hedge value	–	–	–	–	3	(4)
Increase/(decrease) in net income	$48	$(65)	$(46)	$27	$(11)	$9

Sensitivities to Actuarial Assumptions	Mortality		Lapses		Annuitization
(in millions of U.S. dollars)	+10%	-10%	+25%	- 25%	+25%	-25%
(Increase)/decrease in benefit reserves	$(21)	$22	$28	$(35)	$(11)	$12
(Increase)/decrease in FVL	9	(8)	89	(127)	(60)	49
Increase/(decrease) in hedge value	–	–	–	–	–	–
Increase/(decrease) in net income	$(12)	$14	$117	$(162)	$(71)	$61

The above tables assume benefit reserves and FVL using the benefit ratio calculated at December 31, 2009. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads (A-rated credit spreads are a proxy for ACE’s own credit spreads), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from December 31, 2009, market levels.

The above sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the benefit reserves and FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the benefit reserves and the FVL as well as the sensitivities to changes in market factors shown above. Additionally, actual sensitivity of our benefit reserves, FVL, and net income may differ from those disclosed in the tables above due to differences between short-term market movements and management judgment regarding the long-term assumptions implicit in our benefit ratio.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this report on Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2009.

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934 as of December 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP’s audit report is included on page F-4.

ITEM 9A(T).	Controls and Procedures

Item not applicable.

ITEM 9B.	Other Information

Item not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item No. 1: Election of Directors”, “Corporate Governance – Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2009?”, “Corporate Governance – How are Directors Nominated?”, and “Corporate Governance – The Committees of the Board – The Audit Committee” of the definitive proxy statement for the 2010 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Company” appearing at the end of Part I of the Annual Report on Form 10-K.

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

This item is incorporated by reference to the sections entitled “Executive Compensation” of the definitive proxy statement for the 2010 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled “Agenda Item 7: Approval of ACE Limited 2004 Long-Term Incentive Plan, as amended through the Fifth Amendment – Security Ownership of Certain Beneficial Owners and Management” and “Information About our Share Ownership” of the definitive proxy statement for the 2010 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance – What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance – What Related Person Transactions Do We Have?”, and “Corporate Governance – Director Independence and Other Information” of the definitive proxy statement for the 2010 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item No. 6.2: Election of Auditors – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2010” of the definitive proxy statement for the 2010 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	December 17, 2009	001-11778

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	November 20, 2009	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	December 17, 2009	001-11778

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	November 20, 2009	001-11778

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008	000-11778

4.4	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002	001-11778

4.5	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-3	4.5	August 12, 1999	333-78841

4.6	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

4.7	Supplemental Indenture No. 1, dated December 6, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.39	March 29, 2000	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.8	Supplemental Indenture No. 2 and waiver, dated February 16, 2000, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	4.11	March 16, 2006	011-11778

4.9	Supplemental Indenture No. 3, dated December 21, 2007, by and between ACE INA Holdings Inc., and The Bank of New York	10-K	4.12	February 29, 2008	001-11778

4.10	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.11	Supplemental indenture and waiver, dated February 16, 2000, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.14	March 16, 2006	011-11778

4.12	Supplemental indenture No. 2, dated June 1, 2003, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.15	March 16, 2006	011-11778

4.13	Supplemental indenture No. 3, dated September 1, 2004, between ACE US Holdings, Inc. and The Bank of New York, as successor trustee	10-K	4.16	March 16, 2006	011-11778

4.14	Supplemental indenture No. 4, dated December 21, 2007, made by and between ACE US Holdings, Inc., and The Bank of New York	10-K	4.18	February 29, 2008	001-11778

4.15	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006	011-11778

4.16	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006	011-11778

4.17	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006	011-11778

10.1*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007	011-11778

10.2*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008	10-K	10.2	February 27, 2009	011-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.3	Ninth Amendment Agreement dated as of 10 July, 2008 to Letter of Credit Facility Agreement originally dated as of 19 November, 1999 (as most recently amended pursuant to the Seventh Amendment and Restatement Agreement dated 17 November, 2006 and the Eighth Amendment Agreement dated as of 16 November, 2007) between, among others, the Company, as account party, certain subsidiaries thereof, as guarantors, various banks and Citibank International plc, as agent and security trustee for the banks.	8-K	10.5	July 16, 2008	001-11778

10.4	Credit Agreement for £100,000,000 dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	10-K	10.8	March 16, 2006	001-11778

10.5	First amendment dated June 22, 2007, amending the Credit Agreement dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, various financial institutions and The Royal Bank of Scotland plc as agent	10-Q	10.5	August 7, 2007	001-11778

10.6	Second Amendment and Waiver dated as of July 10, 2008, to the Credit Agreement for £100,000,000 dated December 13, 2005, among ACE European Holdings NO.2 Limited, ACE Limited, and The Royal Bank of Scotland plc and HSBC Securities (USA) Inc. as lead arrangers and certain other financial institutions	8-K	10.4	July 16, 2008	001-11778

10.7	Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.1	November 14, 2007	001-11778

10.8	First Amendment and Waiver dated as of July 10, 2008, to the Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.7	July 18, 2008	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.9	Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007	001-11778

10.10	First Amendment and Waiver dated July 10, 2008, to the Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barc10.19lays Capital as joint lead arrangers and joint bookrunners	8-K	10.6	July 16, 2008	001-11778

10.11	Term loan agreement dated April 1, 2008, among ACE Limited, certain subsidiaries, various lenders and Bank of America, N.A., as administrative agent.	10-Q	10.5	May 8, 2008	001-11778

10.12	First Amendment and Waiver dated July 10, 2008, to the Term loan agreement dated April 1, 2008, among ACE Limited, certain subsidiaries, various lenders and Bank of America, N.A., as administrative agent.	8-K	10.8	July 16, 2008	001-11778

10.13	Letter of Credit Agreement for $500,000,000, dated June 16, 2009, among ACE Limited, and Deutsche Bank, New York Branch	10-Q	10.1	August 7, 2009	001-11778

10.14*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.15*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

10.16*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004	001-11778

10.17*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007	001-11778

10.18*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008	001-11778

10.19*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008	001-11778

10.20*	ACE Limited Executive Severance Plan as amended and restated, effective January 1, 2009	10-K	10.29	February 27, 2009	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.21*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008	001-11778

10.22*	Description of Executive Officer cash compensation for 2009	10-Q	10.1	May 8, 2009	001-11778

10.23*	Description of Directors compensation					X

10.24*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.25*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006	001-11778

10.26*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006	001-11778

10.27*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009	001-11778

10.28*	First Amendment to the Amended and Restated ACE USA Officer Deferred Compensation Plan					X

10.29*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.30*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008	001-11778

10.31*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009	001-11778

10.32*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009	001-11778

10.33*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008	001-11778

10.34*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009	001-11778

10.35*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000	001-11778

10.36*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007	001-11778

10.37*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.38*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009	001-11778

10.39*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan					X

10.40*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003	001-11778

10.41*	Board of Directors Resolution Amending Option Awards for Gary Stuart	10-Q	10.2	May 8, 2009	001-11778

10.42*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007	001-11778

10.43*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007	001-11778

10.44*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.45*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.46*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fourth Amendment)	8-K	10.2	July 16, 2008	001-11778

10.47*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	November 8, 2006	001-11778

10.48*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009	001-11778

10.49*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009	001-11778

10.50*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009	001-11778

10.51*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.52*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	November 8, 2006	001-11778

10.53*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008	001-11778

10.54*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008	001-11778

10.55*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.56*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

10.57*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008	001-11778

10.58*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009	001-11778

10.59*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

10.60*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008	001-11778

10.61*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006	001-11778

10.62*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006	001-11778

10.63*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007	001-11778

10.64*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009	001-11778

10.65*	ACE Limited Employee Stock Purchase Plan (as amended effective March 1, 2007)	10-K	10.69	February 27, 2009	001-11778

12.1	Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1	Subsidiaries of the Company					X

23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
101.1	The following financial information from ACE Limited’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2009 and December 31, 2008; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009, 2008, and 2007; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE Limited

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN G. GREENBERG Evan G. Greenberg	Chairman, President, Chief Executive Officer; Director	February 25, 2010

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	February 25, 2010

/S/ MARY A. CIRILLO Mary A. Cirillo	Director	February 25, 2010

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	February 25, 2010

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	February 25, 2010

/S/ JOHN A. KROL John A. Krol	Director	February 25, 2010

/S/ PETER MENIKOFF Peter Menikoff	Director	February 25, 2010

/S/ LEO F. MULLIN Leo F. Mullin	Director	February 25, 2010

/S/ THOMAS J. NEFF Thomas J. Neff	Director	February 25, 2010

/S/ ROBERT RIPP Robert Ripp	Director	February 25, 2010

Signature	Title	Date

/S/ DERMOT F. SMURFIT Dermot F. Smurfit	Director	February 25, 2010

/S/ OLIVIER STEIMER Olivier Steimer	Director	February 25, 2010

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

As of December 31, 2009, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2009, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/S/ EVAN G. GREENBERG Evan G. Greenberg Chairman and Chief Executive Officer	/S/ PHILIP V. BANCROFT Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Responsibility for Financial Statements and Internal Controls Over Financial Reporting appearing under Item 15 (1). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2010

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

December 31, 2009 and 2008 (in millions of U.S. dollars, except share and per share data)	2009	2008
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $38,985 and $33,109) (includes hybrid financial instruments of $354 and $239)	$39,525	$31,155
Fixed maturities held to maturity, at amortized cost (fair value – $3,561 and $2,865)	3,481	2,860
Equity securities, at fair value (cost – $398 and $1,132)	467	988
Short-term investments, at fair value and amortized cost	1,667	3,350
Other investments (cost – $1,258 and $1,368)	1,375	1,362
Total investments	46,515	39,715
Cash	669	867
Securities lending collateral	1,544	1,230
Accrued investment income	502	443
Insurance and reinsurance balances receivable	3,671	3,453
Reinsurance recoverable on losses and loss expenses	13,595	13,917
Reinsurance recoverable on policy benefits	298	259
Deferred policy acquisition costs	1,445	1,214
Value of business acquired	748	823
Goodwill and other intangible assets	3,931	3,747
Prepaid reinsurance premiums	1,521	1,539
Deferred tax assets	1,154	1,835
Investments in partially-owned insurance companies (cost – $314 and $737)	433	832
Other assets	1,954	2,183
Total assets	$77,980	$72,057
Liabilities
Unpaid losses and loss expenses	$37,783	$37,176
Unearned premiums	6,067	5,950
Future policy benefits	3,008	2,904
Insurance and reinsurance balances payable	3,295	2,841
Deposit liabilities	332	345
Securities lending payable	1,586	1,296
Payable for securities purchased	154	740
Accounts payable, accrued expenses, and other liabilities	2,349	2,635
Income taxes payable	111	138
Short-term debt	161	471
Long-term debt	3,158	2,806
Trust preferred securities	309	309
Total liabilities	58,313	57,611
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 31.88 and CHF 33.14 par value, 337,841,616 and 335,413,501 shares issued, 336,524,657 and 333,645,471 shares outstanding)	10,503	10,827
Common Shares in treasury (1,316,959 and 1,768,030 shares)	(3)	(3)
Additional paid-in capital	5,526	5,464
Retained earnings	2,818	74
Deferred compensation obligation	2	3
Accumulated other comprehensive income (loss)	823	(1,916)
Common Shares issued to employee trust	(2)	(3)
Total shareholders’ equity	19,667	14,446
Total liabilities and shareholders’ equity	$77,980	$72,057

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars, except per share data)	2009	2008	2007
Revenues
Net premiums written	$13,299	$13,080	$11,979
Change in unearned premiums	(59)	123	318
Net premiums earned	13,240	13,203	12,297
Net investment income	2,031	2,062	1,918
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(699)	(1,064)	(141)
Portion of OTTI losses recognized in other comprehensive income	302	–	–
Net OTTI losses recognized in income	(397)	(1,064)	(141)
Net realized gains (losses) excluding OTTI losses	201	(569)	80
Total net realized gains (losses)	(196)	(1,633)	(61)
Total revenues	15,075	13,632	14,154
Expenses
Losses and loss expenses	7,422	7,603	7,351
Policy benefits	325	399	168
Policy acquisition costs	2,130	2,135	1,771
Administrative expenses	1,811	1,737	1,455
Interest expense	225	230	175
Other (income) expense	85	(39)	81
Total expenses	11,998	12,065	11,001
Income before income tax	3,077	1,567	3,153
Income tax expense	528	370	575
Net income	$2,549	$1,197	$2,578
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$2,712	$(3,948)	$(3)
Reclassification adjustment for net realized (gains) losses included in net income	75	1,189	27
	2,787	(2,759)	24
Change in:
Cumulative translation adjustment	568	(590)	105
Pension liability	(48)	23	(4)
Other comprehensive income (loss), before income tax	3,307	(3,326)	125
Income tax (expense) benefit related to other comprehensive income items	(568)	647	(60)
Other comprehensive income (loss)	2,739	(2,679)	65
Comprehensive income (loss)	$5,288	$(1,482)	$2,643
Basic earnings per share	$7.57	$3.52	$7.70
Diluted earnings per share	$7.55	$3.50	$7.63

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars)	2009	2008	2007
Preferred Shares
Balance – beginning of year	$–	$2	$2
Preferred Shares redeemed	–	(2)	–
Balance – end of year	–	–	2
Common Shares
Balance – beginning of year	10,827	14	14
Net shares issued under employee share-based compensation plans	73	–	–
Exercise of stock options	5	6	–
Dividends declared on Common Shares-par value reduction	(402)	(178)	–
Common Shares stock dividend	–	10,985	–
Balance – end of year	10,503	10,827	14
Common Shares in treasury
Balance – beginning of year	(3)	–	–
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	–	(3)	–
Balance – end of year	(3)	(3)	–
Additional paid-in capital
Balance – beginning of year	5,464	6,812	6,640
Net shares redeemed under employee share-based compensation plans	(77)	(14)	(17)
Exercise of stock options	10	91	65
Share-based compensation expense	121	126	100
Preferred Shares redeemed	–	(573)	–
Common Shares stock dividend	–	(990)	–
Tax benefit on share-based compensation expense	8	12	24
Balance – end of year	5,526	5,464	6,812
Retained earnings
Balance – beginning of year	74	9,080	6,906
Effect of partial adoption of fair value measurements standard	–	(4)	–
Effect of adoption of fair value option standard	–	6	–
Effect of adoption of income taxes standard	–	–	(22)
Effect of adoption of derivatives and hedging standard	–	–	12
Balance – beginning of year, adjusted for effect of adoption of new accounting principles	74	9,082	6,896
Effect of adoption of OTTI standard	195	–	–
Net income	2,549	1,197	2,578
Dividends declared on Common Shares	–	(186)	(349)
Dividends declared on Preferred Shares	–	(24)	(45)
Common Shares stock dividend	–	(9,995)	–
Balance – end of year	2,818	74	9,080
Deferred compensation obligation
Balance – beginning of year	3	3	4
Decrease to obligation	(1)	–	(1)
Balance – end of year	$2	$3	$3

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars)	2009	2008	2007
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$(1,712)	$596	$607
Effect of adoption of fair value option standard	–	(6)	–
Effect of adoption of derivatives and hedging standard	–	–	(12)
Balance – beginning of year, adjusted for effect of adoption of new accounting principles	(1,712)	590	595
Effect of adoption of OTTI standard	(242)	–	–
Change in year, net of income tax (expense) benefit of $(481), $457, and $(23)	2,611	(2,302)	1
Balance – end of year	657	(1,712)	596
Cumulative translation adjustment
Balance – beginning of year	(161)	231	165
Change in year, net of income tax (expense) benefit of $(167), $198, and $(39)	401	(392)	66
Balance – end of year	240	(161)	231
Pension liability adjustment
Balance – beginning of year	(43)	(58)	(56)
Change in year, net of income tax (expense) benefit of $17, $(8), and $2	(31)	15	(2)
Balance – end of year	(74)	(43)	(58)
Accumulated other comprehensive income (loss)	823	(1,916)	769
Common Shares issued to employee trust
Balance – beginning of year	(3)	(3)	(4)
Decrease in Common Shares	1	–	1
Balance – end of year	(2)	(3)	(3)
Total shareholders’ equity	$19,667	$14,446	$16,677

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars)	2009	2008	2007
Cash flows from operating activities
Net income	$2,549	$1,197	$2,578
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	196	1,633	61
Amortization of premiums/discounts on fixed maturities	53	(1)	(6)
Deferred income taxes	(19)	(141)	25
Unpaid losses and loss expenses	298	1,300	1,194
Unearned premiums	102	(128)	(356)
Future policy benefits	67	212	27
Insurance and reinsurance balances payable	434	(26)	298
Accounts payable, accrued expenses, and other liabilities	(206)	638	242
Income taxes payable	13	46	(72)
Insurance and reinsurance balances receivable	(119)	(6)	155
Reinsurance recoverable on losses and loss expenses	518	(224)	341
Reinsurance recoverable on policy benefits	(51)	(9)	2
Deferred policy acquisition costs	(309)	(185)	(10)
Prepaid reinsurance premiums	24	(15)	35
Other	(215)	(190)	187
Net cash flows from operating activities	3,335	4,101	4,701
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(31,789)	(24,537)	(25,195)
Purchases of to be announced mortgage-backed securities	(5,471)	(18,969)	(22,923)
Purchases of fixed maturities held to maturity	(472)	(366)	(324)
Purchases of equity securities	(354)	(971)	(929)
Sales of fixed maturities available for sale	23,693	21,087	19,266
Sales of to be announced mortgage-backed securities	5,961	18,340	21,550
Sales of fixed maturities held to maturity	11	–	–
Sales of equity securities	1,272	1,164	863
Maturities and redemptions of fixed maturities available for sale	3,404	2,780	3,232
Maturities and redemptions of fixed maturities held to maturity	514	445	365
Net derivative instruments settlements	(92)	32	(16)
Other	99	(608)	(419)
Acquisition of subsidiary (net of cash acquired of $19)	–	(2,521)	–
Net cash flows used for investing activities	(3,224)	(4,124)	(4,530)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(388)	(362)	(341)
Net repayment of short-term debt	(466)	(89)	(465)
Net proceeds from issuance of long-term debt	500	1,245	500
Proceeds from exercise of options for Common Shares	15	97	65
Proceeds from Common Shares issued under ESPP	10	10	9
Tax benefit on share-based compensation expense	8	12	24
Dividends paid on Preferred Shares	–	(24)	(45)
Redemption of Preferred Shares	–	(575)	–
Net cash from (used for) financing activities	(321)	314	(253)
Effect of foreign currency rate changes on cash and cash equivalents	12	66	27
Net increase (decrease) in cash	(198)	357	(55)
Cash – beginning of year	867	510	565
Cash – end of year	$669	$867	$510
Supplemental cash flow information
Taxes paid	$538	$403	$561
Interest paid	$228	$226	$177

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ACE Limited and Subsidiaries

1. General

ACE Limited (ACE or the Company) is a holding company which, until July 18, 2008, was incorporated with limited liability under the Cayman Islands Companies Law. In March 2008, the Board of Directors (the Board) approved a proposal to move the Company’s jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland (the Continuation). In July 2008, during ACE’s annual general meeting, the Company’s shareholders approved the Continuation and ACE became a Swiss company effective July 18, 2008.

The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 17.

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance Company of America and certain of its subsidiaries (Combined Insurance) from Aon Corporation for $2.56 billion. Combined Insurance is a leading underwriter and distributor of specialty individual supplemental accident and health insurance products targeted to middle income consumers and small businesses in North America, Europe, Asia Pacific, and Latin America. ACE recorded the acquisition using the purchase method of accounting. Refer to Note 3.

2. Significant accounting policies

In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM embodied in Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification establishes one level of authoritative guidance. All other literature is considered non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

• the valuation of the investment portfolio and assessment of other-than-temporary impairments (OTTI);

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed minimum income benefits (GMIB); and

• the valuation of goodwill.

While the amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions, these amounts could ultimately be materially different from the amounts recorded in the consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

For property and casualty (P&C) insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy. For retrospectively-rated multi-year policies, the amount of premiums recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise’s total contract costs before and after the experience under the contract as at the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Mandatory reinstatement premiums assessed on reinsurance policies are earned in the period of the loss event that gave rise to the reinstatement premiums. All remaining unearned premiums are recognized over the remaining coverage period.

Premiums from long duration contracts such as traditional certain term life, whole life, endowment, and certain long duration personal accident and health (A&H) policies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

Retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to the inception of the contract are evaluated to determine whether they meet the established criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method as described below in Note 2 k).

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by the Company’s own estimates of premium when the Company has not received ceding company reports. The information used in establishing these estimates is reviewed and adjustments are recorded in the period in which they are determined. These premiums are earned over the coverage terms of the related reinsurance contracts and range from one to three years.

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

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period in accordance with the provisions of ASC Topic 720, Advertising Costs. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over five years, the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $333 million, $300 million, and $282 million at December 31, 2009, 2008, and 2007, respectively. The amortization expense for deferred marketing costs was $135 million, $124 million, and $91 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses and policy benefits that will be recovered from reinsurers, based on contracts in force, and is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its existing reinsurance contracts. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which ACE believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, the Company determines a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. The Company then applies the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, the Company generally applies a default factor of 25 percent, consistent with published statistics of a major rating agency;

•For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, the Company establishes a default factor and resulting provision for uncollectible reinsurance based on reinsurer-specific facts and circumstances. Upon initial notification of an insolvency, the Company generally recognizes expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, the Company generally recognizes a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, the Company adjusts the provision for uncollectible reinsurance by establishing a default factor pursuant to information received; and

•For other recoverables, management determines the provision for uncollectible reinsurance based on the specific facts and circumstances of that dispute.

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

The value of reinsurance business assumed of $111 million and $123 million at December 31, 2009 and 2008, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 3 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

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

Other investments principally comprise life insurance policies, policy loans, trading securities, other direct equity investments, investment funds, and limited partnerships.

• Life insurance policies are carried at policy cash surrender value.

• Policy loans are carried at outstanding balance.

• Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in net income.

• Other investments over which ACE can exercise significant influence are accounted for using the equity method.

• All other investments over which ACE cannot exercise significant influence are carried at fair value with changes in fair value recognized through other comprehensive income. For these investments, investment income and realized gains are recognized as related distributions are received.

• Partially-owned investment companies comprise entities in which the Company holds an ownership interest in excess of three percent. These investments as well as ACE’s investments in investment funds where its ownership interest is in excess of three percent are accounted for under the equity method as ACE exerts significant influence. These investments apply investment company accounting to determine operating results, and ACE retains the investment company accounting in applying the equity method. This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

Upon adopting the provisions of ASC Topic 815, Derivative and Hedging, (Topic 815) on January 1, 2007, ACE elected to apply the option related to hybrid financial instruments to $277 million of convertible bond investments that contain embedded derivatives within ACE’s available for sale portfolio. Since the convertible bonds were previously carried at fair value, the election did not have an effect on shareholders’ equity. However, the election resulted in a reduction of accumulated other comprehensive income and an increase in retained earnings of $12 million as at January 1, 2007. The Company recognizes these hybrid financial instruments at fair value with changes in fair value reflected in Net realized gains (losses).

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

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company regularly reviews its investments for OTTI. Refer to Note 4.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

The Company participates in a securities lending program operated by a third party banking institution whereby certain assets are loaned to qualified borrowers and from which the Company earns an incremental return. Borrowers provide collateral, in the form of either cash or approved securities, of 102 percent of the fair value of the loaned securities. Each security loan is deemed to be an overnight transaction. Cash collateral is invested in a collateral pool which is managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, the Company considers its securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects the Company in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a related liability reflecting the Company’s obligation to return the collateral plus interest.

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

g) Goodwill and other intangible assets

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually, or more frequently if circumstances indicate a possible impairment. The Company estimates a reporting unit’s fair value using a consistently applied combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow or an allocated market capitalization model. The Company’s earnings and book value models apply multiples of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model allocates the Company’s market capitalization to each reporting unit. Where appropriate, the Company considers the impact of a control premium. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Except for net loss and loss expense reserves of $76 million net of discount held at December 31, 2009, representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its P&C loss reserves. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers’ compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. The Company retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2009, the Company has a gross liability of $659 million for the amount due to claimants and reinsurance recoverables of $583 million for amounts due from the life insurance companies. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies are included in Other Assets, as they do not meet the requirements for reinsurance accounting. At December 31, 2009, there was $76 million included in Other Assets relating to structured settlements.

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

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years. With respect to crop business, reports are regularly received from the Company’s managing general agent relating to the previous crop year(s) in subsequent calendar years and this typically results in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Commencing with the quarter ended September 30, 2009, prior period development for the crop business includes adjustments to both crop losses and loss expenses and the related crop profit share commission. For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency translation; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency revaluation, which is disclosed separately, these items are included in current year losses.

i) Future policy benefits

The development of long duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Such estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from one percent to seven percent at December 31, 2009 and 2008. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates. These revisions are recorded in the period they are determined.

j) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

The Company reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two years. The Company generally receives a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant’s age, the accumulation phase can last many years. To limit the Company’s exposure under these programs, all reinsurance treaties include aggregate claim limits and many include an aggregate deductible.

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDB), principally cover shortfalls between accumulated account value at the time of an annuitant’s death and either i) an annuitant’s total deposits; ii) an annuitant’s total deposits plus a minimum annual return; or iii) the highest accumulated account value attained at any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Liabilities for GMDBs are based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the present value of benefit payments and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

related adjustment expenses divided by the present value of cumulative assessment or expected fees during the contract period. In the event the Company was to anticipate an ultimate loss on the business over the in-force period of the underlying annuities, an additional liability would be established to recognize such losses.

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of GMIBs associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income and classified as described below. As the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents exit price and thus includes a risk margin. The Company may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in policyholder behavior (i.e., increased annuitization or decreased lapse rates) although the Company expects the business to be profitable. The Company believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period. Refer to Note 5 c).

k) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to ceded premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows as at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $55 million and $77 million at December 31, 2009 and 2008, respectively, are reflected in Other assets in the balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the statement of operations.

Non-refundable fees are earned based on contract terms. Non-refundable fees paid but unearned are reflected in Other assets in the balance sheet and earned fees are reflected in Other (income) expense in the statement of operations.

Deposit liabilities include reinsurance deposit liabilities of $281 million and $310 million and contract holder deposit funds of $51 million and $35 million at December 31, 2009 and 2008, respectively. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract and are sold with a guaranteed rate of return. The liability equals accumulated policy account values, which consist of the deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

l) Translation of foreign currencies

The Company determines the functional currency for each of its foreign operations, which are generally the currency of the local operating environment. Transactions in currencies other than a foreign operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

of accumulated other comprehensive income. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in Net realized gains (losses).

m) Income taxes

Income taxes have been provided for in accordance with the provisions of ASC Topic 740, Income Taxes, (Topic 740) for those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Refer to Note 8. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The valuation allowance assessment considers tax planning strategies, where applicable.

Beginning with the adoption of the provisions included in Topic 740 relating to uncertainty in income taxes, as at January 1, 2007, the Company recognized uncertain tax positions deemed more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

n) Earnings per share

Basic earnings per share is calculated using the weighted-average shares outstanding including participating securities with non-forfeitable rights to dividends such as unvested restricted stock. All potentially dilutive securities including stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the applicable weighted-average number of shares outstanding during the year.

o) Cash flow information

Purchases, sales, and maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are classified with cash flows related to fixed maturities. Premiums received and losses paid associated with the GMIB reinsurance product, which as discussed previously meets the definition of a derivative instrument for accounting purposes, are included within cash flows from operating activities in the consolidated statement of cash flows. Cash flows, such as settlements and collateral requirements, associated with all other derivative instruments are included on a net basis within cash flows from investing activities in the consolidated statement of cash flows.

p) Derivatives

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets measured at fair value. The Company participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative under the provisions of Topic 815. For 2009 and 2008, the reinsurance of GMIBs was the Company’s primary product falling into this category; and

(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

The Company did not designate any derivatives as accounting hedges during 2009, 2008, or 2007.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

r) New accounting pronouncements

Adopted in 2009

Business combinations

ASC Topic 805, Business Combinations, (Topic 805) contains certain provisions to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions establish standards that provide a definition of the “acquirer” and broaden the application of the acquisition method. They also establish how an acquirer recognizes and measures the assets, liabilities, and any noncontrolling interest in the “acquiree”; recognizes and measures goodwill or a gain from a bargain purchase; and require disclosures that enable users to evaluate the nature and financial effects of the business combination. The adoption of these provisions may have a material impact on any future business combinations consummated by ACE, but did not have any effect on previously consummated business acquisitions.

Topic 805 also contains certain provisions specifically related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that are effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions amend practices related to initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies acquired in business combinations and require acquired contingencies to be recognized at acquisition date fair value if fair value can be reasonably estimated during the allocation period. Otherwise, acquired contingencies would typically be accounted for in accordance with ASC Topic 450, Contingencies. The adoption of these provisions may have a material impact on any future business combinations consummated by ACE, but did not have any effect on previously consummated business acquisitions.

ASC Topic 350, Intangibles-Goodwill and Other, (Topic 350) contains certain provisions related to accounting for defensive intangible assets effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. These provisions require fair value be assigned to acquired defensive intangible assets and a useful life be assigned to a defensive intangible asset based on the period over which the reporting entity expects the asset to contribute directly or indirectly to future cash flows. The adoption of these provisions may have a material impact on any future intangible assets acquired by ACE, but did not have any effect on any previously acquired intangible assets.

Noncontrolling interests

ASC Topic 810, Consolidation, (Topic 810) contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. These provisions establish accounting and reporting standards that require that ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of shareholders’ equity separately from the parent’s equity; the consolidated net income attributable to the parent and noncontrolling interest be presented on the face of the consolidated statements of operations; changes in a parent’s ownership interest while the parent retains controlling financial interest in its subsidiary be accounted for consistently; and disclosure that identifies and distinguishes between the interests of the parent and noncontrolling owners. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Disclosures about derivative instruments and hedging activities

Topic 815 contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. These provisions establish reporting standards that require enhanced disclosures about how and why derivative instruments are used, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. ACE adopted these provisions effective January 1, 2009. Refer to Note 10.

Determination of the useful life of intangible assets

Topic 350 contains certain provisions related to the determination of the useful life of intangible assets effective for financial statements issued for fiscal years beginning after December 15, 2008, that must be applied prospectively to intangible assets acquired after the effective date. These provisions amend the factors considered in developing assumptions used to determine the useful life of an intangible asset with the intention of improving the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under Topic 805 and other applicable accounting literature. The adoption of these provisions may have a material impact on any future intangible assets acquired by ACE, but did not have a material impact on the useful lives of any previously acquired intangible asset.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Earnings per share

ASC Topic 260, Earnings Per Share, (Topic 260) contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. These provisions provide additional guidance in the calculation of earnings per share and require unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Equity method accounting

ASC Topic 323, Investments-Equity Method and Joint Ventures, contains certain provisions effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. These provisions provide guidance for equity method accounting for specific topics and require an equity method investor account for share issuances, and resulting dilutive effect, by an investee as if the investor had sold a proportionate share of its investment with the resulting gain or loss recognized in earnings. In connection with the adoption of these provisions, ACE recognized a $57 million pre-tax loss upon a June 2009 share issuance by Assured Guaranty Ltd. (AGO). Refer to Note 4 e).

Fair value measurements

ASC Topic 820, Fair Value Measurements and Disclosures, (Topic 820) includes provisions effective for interim and annual periods ending after June 15, 2009. These provisions provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Fair value disclosures

ASC Topic 825, Financial Instruments, (Topic 825) includes new provisions that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ACE adopted these provisions which were effective for interim and annual periods ending after June 15, 2009.

Fair value of alternative investments

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent ) (ASU 2009-12). The provisions of ASU 2009-12 amend Topic 820 to provide additional guidance on estimating the fair value of certain alternative investments. These provisions create a practical expedient to measure the fair value of an alternative investment on the basis of the net asset value per share of the investment. These provisions also improve transparency by requiring additional disclosures about the attributes of alternative investments to enable users of the financial statements to understand the nature and risks of the investments. ASU 2009-12 was effective for interim and annual reporting periods beginning October 1, 2009. The adoption of these provisions did not have an impact on ACE’s financial condition or results of operations.

Other-than-temporary impairments

ASC Topic 320, Investments-Debt and Equity Securities, (Topic 320) contains certain provisions effective for interim and annual periods ending after June 15, 2009, that amends OTTI guidance in existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The adoption of these provisions did not have a material impact on ACE’s financial condition. Refer to Note 4.

Subsequent events

ASC Topic 855, Subsequent Events, contains certain provisions effective for interim and annual periods ending after June 15, 2009. These provisions set forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these provisions did not impact ACE’s financial condition or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

To be adopted after 2009

Consolidation of variable interest entities and accounting for transfers of financial assets

In June 2009, the FASB issued Financial Accounting Standard (FAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (FAS 166) and FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 166 amends ASC Topic 860, Transfers and Servicing, by removing the exemption from consolidation for Qualifying Special Purpose Entities. This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. FAS 167 amends Topic 810 to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 166 and FAS 167 are effective for interim and annual reporting periods beginning on January 1, 2010. ACE does not expect the adoption of these provisions to have a material impact on ACE’s financial condition or results of operations.

Fair value measurements and disclosures

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). The provisions of ASU 2010-06 amend Topic 820 to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.

3. Acquisition

On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance from Aon Corporation for $2.56 billion. The consolidated financial statements include the results of Combined Insurance from April 1, 2008. Combined Insurance is a leading underwriter and distributor of specialty individual supplemental accident and health insurance products targeted to middle income consumers and small businesses in North America, Europe, Asia Pacific, and Latin America. This acquisition has diversified the Company’s A&H distribution capabilities by adding a significant agent base, while almost doubling the A&H franchise.

ACE recorded the acquisition using the purchase method of accounting. The acquisition generated $1 billion of VOBA which represented the fair value of the future profits of the in-force contracts. VOBA is the most significant intangible asset attributable to the acquisition and is amortized over a period of approximately 30 years in relation to the profit emergence of the underlying contracts, in a manner similar to deferred acquisition costs. The VOBA calculation was based on many factors including mortality, morbidity, persistency, investment yields, expenses, and the discount rate with the discount rate being the most significant factor. The acquisition also generated $879 million of goodwill (all of which is expected to be deductible for income tax purposes) and $43 million of other intangible assets based on ACE’s final purchase price allocation. Goodwill was apportioned to the Life and Insurance – Overseas General segments in the amounts of $747 million and $132 million, respectively. Refer to Note 6. ACE financed the transaction through a combination of available cash ($811 million), reverse repurchase agreements ($1 billion), and new private and public long-term debt ($750 million). Refer to Note 9.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table summarizes ACE’s best estimate of fair value of the assets acquired and liabilities assumed related to the acquisition of Combined Insurance at April 1, 2008. Upon the adoption of the provisions (described in Note 15) of Topic 820 on January 1, 2008, ACE elected to defer the fair value guidance applicable to valuing nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Accordingly, the provisions embodied in that ASC topic were not used to determine the fair values of the nonfinancial assets acquired and the nonfinancial liabilities assumed in this business combination.

Condensed Balance Sheet of Combined Insurance at April 1, 2008 (in millions of U.S. dollars)
Assets
Investments and cash	$3,000
Value of business acquired	1,040
Goodwill and other intangible assets	922
Other assets	536
Total assets	$5,498
Liabilities and Shareholder’s Equity
Future policy benefits	$2,272
Other liabilities	686
Total liabilities	2,958
Total shareholder’s equity	2,540
Total liabilities and shareholder’s equity	$5,498

The following table presents unaudited pro forma information for the years ended December 31, 2008 and 2007, assuming the acquisition of Combined Insurance occurred on January 1st of each of the respective years. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of each period presented, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of VOBA and other intangible assets and recognition of interest expense associated with debt financing used to effect the acquisition. Earnings per share calculations have been amended due to the impact of the adoption of the previously discussed new principles included within Topic 260.

(in millions of U.S. dollars, except per share data) (unaudited)	2008	2007
Pro forma:
Net premiums earned	$13,596	$13,823
Total revenues	$14,064	$15,830
Net income	$1,234	$2,767
Diluted earnings per share	$3.62	$8.20

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

4. Investments

a) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as OTTI recognized in Accumulated other comprehensive income.

	December 31, 2009
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in Accumulated Other Comprehensive Income
Available for sale
U.S. Treasury and agency	$3,680	$48	$(19)	$3,709	$–
Foreign	10,960	345	(160)	11,145	(37)
Corporate securities	12,707	658	(150)	13,215	(41)
Mortgage-backed securities	10,058	239	(455)	9,842	(227)
States, municipalities, and political subdivisions	1,580	52	(18)	1,614	–
	$38,985	$1,342	$(802)	$39,525	$(305)
Held to maturity
U.S. Treasury and agency	$1,026	$33	$(2)	$1,057	$–
Foreign	26	1	–	27	–
Corporate securities	313	10	(1)	322	–
Mortgage-backed securities	1,440	39	(10)	1,469	–
States, municipalities, and political subdivisions	676	11	(1)	686	–
	$3,481	$94	$(14)	$3,561	$–

As discussed in Note 4 d), if a credit loss is indicated on an impaired fixed maturity investment, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in Other comprehensive income. Included in “OTTI Recognized in Accumulated Other Comprehensive Income” is the cumulative amount of non-credit OTTI recognized in comprehensive income adjusted for subsequent sales, maturities, and redemptions. “OTTI Recognized in Accumulated Other Comprehensive Income” does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in Other comprehensive income, changes in the fair value of the related fixed maturity investments are reflected in Unrealized appreciation (depreciation) in the statement of comprehensive income. For the year ended December 31, 2009, $196 million of net unrealized appreciation related to such securities is included in Other comprehensive income. At December 31, 2009, Accumulated other comprehensive income includes net unrealized depreciation of $162 million related to securities remaining in the investment portfolio for which ACE has recognized a non-credit OTTI.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

	December 31, 2008
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
Available for sale
U.S. Treasury and agency	$1,991	$133	$(2)	$2,122
Foreign	8,625	278	(529)	8,374
Corporate securities	10,093	89	(1,121)	9,061
Mortgage-backed securities	10,958	221	(1,019)	10,160
States, municipalities, and political subdivisions	1,442	38	(42)	1,438
	$33,109	$759	$(2,713)	$31,155
Held to maturity
U.S. Treasury and agency	$862	$61	$–	$923
Foreign	38	1	(1)	38
Corporate securities	405	2	(15)	392
Mortgage-backed securities	877	11	(62)	826
States, municipalities, and political subdivisions	678	9	(1)	686
	$2,860	$84	$(79)	$2,865

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 69 percent and 63 percent of the total mortgage-backed securities at December 31, 2009 and 2008, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and nongovernment mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

Fixed maturities at December 31, 2009 and 2008, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2009		2008
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale; maturity period
Due in 1 year or less	$1,354	$1,352	$1,047	$1,047
Due after 1 year through 5 years	14,457	14,905	9,868	9,706
Due after 5 years through 10 years	9,642	10,067	7,330	6,867
Due after 10 years	3,474	3,359	3,906	3,375
	28,927	29,683	22,151	20,995
Mortgage-backed securities	10,058	9,842	10,958	10,160
	$38,985	$39,525	$33,109	$31,155
Held to maturity; maturity period
Due in 1 year or less	$755	$766	$325	$327
Due after 1 year through 5 years	1,096	1,129	1,364	1,401
Due after 5 years through 10 years	108	115	212	227
Due after 10 years	82	82	82	84
	2,041	2,092	1,983	2,039
Mortgage-backed securities	1,440	1,469	877	826
	$3,481	$3,561	$2,860	$2,865

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Transfers of securities

As part of the Company’s fixed income diversification strategy, ACE decided to hold to maturity certain commercial mortgage-backed securities that have shorter term durations. Because the Company has the intent to hold these securities to maturity, during the quarter ended June 30, 2009, a transfer of such securities with a fair value of $704 million was made from Fixed maturities available for sale to Fixed maturities held to maturity. The $4 million unrealized depreciation at the date of the transfer continues to be reported as a component of Accumulated other comprehensive income and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

c) Equity securities

The fair value, cost of, and gross unrealized appreciation (depreciation) on equity securities at December 31, 2009 and 2008, are as follows:

(in millions of U.S. dollars)	2009	2008
Equity securities – cost	$398	$1,132
Gross unrealized appreciation	70	74
Gross unrealized depreciation	(1)	(218)
Equity securities – fair value	$467	$988

d) Net realized gains (losses)

The Company adopted provisions included in Topic 320 related to the recognition and presentation of OTTI as at April 1, 2009. Under these provisions, when an OTTI related to a fixed maturity security has occurred, ACE is required to record the OTTI in net income if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security. Further, in cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is recognized in other comprehensive income. For fixed maturities held to maturity, OTTI recognized in other comprehensive income is accreted from accumulated other comprehensive income to the amortized cost of the fixed maturity prospectively over the remaining term of the securities. For fixed maturities, prior to this adoption, ACE was required to record OTTI in net income unless the Company had the intent and ability to hold the impaired security to recovery. These newly adopted provisions do not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adoption resulted in a reduction to Accumulated other comprehensive income and an increase to Retained earnings of $242 million as at April 1, 2009. These adjustments reflect the net of tax amount ($305 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that have not suffered a credit loss, the Company does not intend to sell, and it is more likely than not that ACE will not be required to sell before the recovery of their amortized cost.

Retained earnings and Deferred tax assets as at April 1, 2009, were also reduced by $47 million as a result of an increase in the Company’s valuation allowance against deferred tax assets, which is a direct effect of the adoption. Specifically, as a result of the reassessment of credit losses required by this adoption, ACE determined that certain previously impaired fixed maturity securities had suffered credit losses in excess of previously estimated amounts, which may give rise to additional future capital losses for tax purposes. Given the amount of available capital gains against which such additional capital losses could be offset, at the date of adoption, the Company expected that a portion of capital loss carry forwards would expire unused. Accordingly, ACE determined that an additional valuation allowance was necessary given that it was considered more likely than not that a portion of deferred tax assets related to previously impaired fixed income securities would not be realized.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $80 million of gross unrealized loss at December 31, 2009. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of credit worthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Consistent with management’s approach to developing default rate assumptions considering recent market conditions, ACE assumed a 25 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody’s historical mean recovery rate of 40 percent. ACE believes that use of a recovery rate assumption lower than the historical mean is reasonable in light of recent market conditions.

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities from the date of adoption to December 31, 2009, of $59 million, substantially all of which relates to below investment grade securities.

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

ACE develops specific assumptions using market data, where available, and includes internal estimates as well as estimates published by rating agencies and other third-party sources. ACE projects default rates by mortgage sector considering current underlying mortgage loan performance, generally assuming:

• lower loss severity for Prime sector bonds versus ALT-A, Sub-prime, and Option ARM sector bonds; and

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss at December 31, 2009, by sector and vintage are as follows:

Range of Significant Assumptions Used
Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime Fixed Rate	2004 and prior	10%	44%
	2005	7-13%	38-53%
	2006	20%	53%
	2007	26%	52-55%
Prime Hybrid/ARM	2004 and prior	16-44%	35-44%
	2005	22-35%	33-58%
	2006	14-41%	34-61%
	2007	10-80%	31-63%
ALT-A Fixed Rate	2004 and prior	15%	51%
	2005	13-38%	34-63%
	2006	46%	69%
	2007	43%	62%
Alt-A Hybrid/ARM	2004 and prior	31%	48%
	2005	44-46%	56-59%
	2006	21-72%	62-68%
	2007	7-71%	55-65%
Option ARM	2004 and prior	52%	48%
	2005	63-69%	58-64%
	2006	71-74%	63-67%
	2007	69-76%	67-69%
Sub-prime	2004 and prior	57%	60%
	2005	75%	72%
	2006	55-82%	75-79%
	2007	6-83%	75-78%

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities from the date of adoption to December 31, 2009, of $56 million. Given the variation in ratings between major rating agencies for the securities for which a credit loss was recognized in net income, ACE does not believe it is useful to provide the credit loss split between investment grade and below investment grade.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table shows, for the years ended December 31, 2009, 2008, and 2007, the Net realized gains (losses), the losses included in Net realized gains (losses) and Other comprehensive income as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”, and the change in net unrealized appreciation (depreciation) on investments. The impairments recorded in net income related to fixed maturities for the year ended December 31, 2009, were primarily due to securities with below investment grade credit ratings and intent to sell securities in an unrealized loss position. Impairments related to all other investments were primarily due to duration and severity of decline below cost.

(in millions of U.S. dollars)	2009	2008	2007
Fixed maturities:
OTTI on fixed maturities, gross	$(536)	$(760)	$(123)
OTTI on fixed maturities recognized in other comprehensive income (pre-tax)	302	–	–
OTTI on fixed maturities, net	(234)	(760)	(123)
Gross realized gains excluding OTTI	591	654	257
Gross realized losses excluding OTTI	(398)	(740)	(232)
Total fixed maturities	(41)	(846)	(98)
Equity securities:
OTTI on equity securities	(26)	(248)	(16)
Gross realized gains excluding OTTI	105	140	200
Gross realized losses excluding OTTI	(224)	(241)	(22)
Total equity securities	(145)	(349)	162
OTTI on other investments	(137)	(56)	(2)
Foreign exchange gains (losses)	(21)	23	4
Investment and embedded derivative instruments	68	(3)	(19)
Fair value adjustments on insurance derivative	368	(650)	(185)
S&P put options and futures	(363)	164	22
Other derivative instruments	(93)	83	16
Other	168	1	39
Net realized gains (losses)	(196)	(1,633)	(61)
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	2,723	(2,089)	51
Fixed maturities held to maturity	(6)	(2)	(3)
Equity securities	213	(363)	(122)
Other	162	(305)	98
Income tax (expense) benefit	(481)	457	(23)
Change in net unrealized appreciation (depreciation) on investments	2,611	(2,302)	1
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$2,415	$(3,935)	$(60)

The following table provides, for the nine month period from the date of adoption to December 31, 2009, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in Other comprehensive income.

(in millions of U.S. Dollars)	Nine Months Ended December 31, 2009
Balance of credit losses related to securities still held-beginning of period	$130
Additions where no OTTI was previously recorded	104
Additions where an OTTI was previously recorded	11
Reductions reflecting amounts previously recorded in Other comprehensive income but subsequently reflected in net income	(2)
Reductions for securities sold during the period	(69)
Balance of credit losses related to securities still held-end of period	$174

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

e) Investment in AGO

AGO, a Bermuda-based holding company provides, through its operating subsidiaries, credit enhancement products to the public finance, structured finance, and mortgage markets. On July 1, 2009, AGO acquired Financial Security Assurance Holdings Ltd. from Dexia Holdings Inc., a subsidiary of Dexia S.A. The purchase price included approximately $546 million in cash and approximately 22.3 million AGO common shares, according to AGO’s public filings. AGO financed the cash portion of the purchase price partly through a June 2009 issuance of 38.5 million common shares before the exercise of any overallotment option (June 2009 issuance), according to AGO’s public filings. Prior to the June 2009 issuance, ACE included its investment in AGO in Investments in partially-owned insurance companies using the equity method of accounting. Effective with the June 2009 issuance, ACE was deemed to no longer exert significant influence over AGO for accounting purposes and accounts for the investment in AGO as an available-for-sale equity security. ACE accounted for AGO’s June 2009 issuance, and resulting dilutive effect, as if the Company had sold a proportionate share of the investment, and recognized a $57 million pre-tax loss in Net realized gains (losses). During the fourth quarter, ACE further reduced it’s ownership in AGO. At December 31, 2009, the fair value of the Company’s investment in AGO was $283 million and a $56 million unrealized gain on this investment is reflected in Accumulated other comprehensive income.

f) Other investments

Other investments at December 31, 2009 and 2008, are as follows:

	2009		2008
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$310	$240	$305	$244
Limited partnerships	396	349	680	812
Partially-owned investment companies	475	475	109	120
Life insurance policies	97	97	74	74
Policy loans	52	52	52	52
Trading securities	42	42	46	55
Other	3	3	96	11
Total	$1,375	$1,258	$1,362	$1,368

Investment funds include one highly diversified funds investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 47 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio. Trading securities are comprised of $31 million of equity securities and $11 million of fixed maturities at December 31, 2009, compared with $37 million and $9 million, respectively, at December 31, 2008. The Company maintains rabbi trusts, the holdings of which include all of these trading securities in addition to life insurance policies. Refer to Note 12 f).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

g) Investments in partially-owned insurance companies

Investments in partially-owned insurance companies at December 31, 2009 and 2008, are comprised of the following:

	2009			2008
(in millions of U.S. dollars, except percentages)	Carrying Value	Issued Share capital	Ownership Percentage	Carrying Value	Issued Share capital	Ownership Percentage	Domicile
Freisenbruch-Meyer	$9	$5	40.0%	$9	$5	40.0%	Bermuda
Intrepid Re Holdings Limited	–	0.2	38.5%	84	0.2	38.5%	Bermuda
Huatai Insurance Company	220	202	21.3%	215	202	21.3%	China
Rain and Hail Insurance Services, Inc.	126	613	20.7%	110	533	20.7%	United States
Huatai Life Insurance Company	74	125	20.0%	13	88	11.3%	China
Island Heritage	4	27	10.8%	4	27	11.0%	Cayman Islands
Assured Guaranty Ltd.	–	–	0.0%	397	0.9	21.0%	Bermuda
Total	$433	$972.2		$832	$856.1

Huatai Insurance Company and Huatai Life Insurance Company are China-based entities which provide a range of P&C, life, and investment products.

h) Gross unrealized loss

At December 31, 2009, there were 3,925 fixed maturities out of a total of 18,398 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $26 million. The tightening of credit spreads for the year, particularly during the second and third quarters of 2009, resulted in a reduction to net unrealized losses. In addition, greater global demand-driven purchases of fixed income investments and a greater demand for risk-based assets contributed to this reduction. The fixed maturities in an unrealized loss position at December 31, 2009, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase and included non-agency mortgage-backed securities that suffered a decline in value since their original date of purchase.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2009 and 2008 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
December 31, 2009 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$1,952	$(19.4)	$21	$(1.1)	$1,973	$(20.5)
Foreign	2,568	(124.0)	363	(36.4)	2,931	(160.4)
Corporate securities	1,222	(52.3)	865	(99.1)	2,087	(151.4)
Mortgage-backed securities	1,731	(54.8)	1,704	(409.7)	3,435	(464.5)
States, municipalities, and political subdivisions	455	(13.9)	60	(5.0)	515	(18.9)
Total fixed maturities	7,928	(264.4)	3,013	(551.3)	10,941	(815.7)
Equity securities	111	(1.3)	–	–	111	(1.3)
Other investments	81	(16.4)	–	–	81	(16.4)
Total	$8,120	$(282.1)	$3,013	$(551.3)	$11,133	$(833.4)

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2009, are fixed maturities held to maturity with combined fair values of $353 million and $130 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories are $4 million and $10 million, respectively. Fixed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

maturities in a gross unrealized loss position for over 12 months principally comprise non-credit losses on investment grade securities where management does not intend to sell and it is more likely than not that ACE will not be required to sell the security before recovery. For mortgage-backed securities in a gross unrealized loss position for over 12 months, management also considered credit enhancement in concluding the securities were not other-than-temporarily impaired. Gross unrealized gains at December 31, 2009, were $1.6 billion.

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

Included in the “0 – 12 Months” and “Over 12 Months” aging categories at December 31, 2008, are fixed maturities held to maturity with combined fair values of $729 million and $105 million, respectively. The associated gross unrealized losses included in the “0 – 12 Months” and “Over 12 Months” aging categories were $59 million and $20 million, respectively. Gross unrealized gains at December 31, 2008, were $1.1 billion.

i) Net investment income

Net investment income for the years ended December 31, 2009, 2008, and 2007, was derived from the following sources:

(in millions of U.S. dollars)	2009	2008	2007
Fixed maturities	$1,985	$1,972	$1,773
Short-term investments	38	109	130
Equity securities	54	93	68
Other	48	(20)	25
Gross investment income	2,125	2,154	1,996
Investment expenses	(94)	(92)	(78)
Net investment income	$2,031	$2,062	$1,918

j) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at December 31, 2009, are fixed maturities and short-term investments of $11.8 billion and cash of $180 million. The components of the fair value of the restricted assets at December 31, 2009 and 2008, are as follows:

(in millions of U.S. dollars)	2009	2008
Trust funds	$8,047	$7,712
Deposits with non-U.S. regulatory authorities	2,475	1,863
Deposits with U.S. regulatory authorities	1,199	1,165
Other pledged assets	245	805
	$11,966	$11,545

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

5. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. Direct, assumed, and ceded premiums for the years ended December 31, 2009, 2008, and 2007, are as follows:

(in millions of U.S. dollars)	2009	2008	2007
Premiums written
Direct	$15,467	$15,815	$14,464
Assumed	3,697	3,427	3,276
Ceded	(5,865)	(6,162)	(5,761)
Net	$13,299	$13,080	$11,979
Premiums earned
Direct	$15,415	$16,087	$14,673
Assumed	3,768	3,260	3,458
Ceded	(5,943)	(6,144)	(5,834)
Net	$13,240	$13,203	$12,297

For the years ended December 31, 2009, 2008, and 2007, the Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.7 billion, $3.3 billion, and $3.5 billion, respectively.

b) Reinsurance recoverable on ceded reinsurance

The composition of the Company’s reinsurance recoverable on losses and loss expenses at December 31, 2009 and 2008, is as follows:

(in millions of U.S. dollars)	2009	2008
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,745	$12,935
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	850	982
Net reinsurance recoverable on losses and loss expenses	$13,595	$13,917

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible. At December 31, 2009 and 2008, the Company recorded a provision for uncollectible reinsurance of $582 million and $591 million, respectively.

The following tables provide a listing, at December 31, 2009, of the categories of the Company’s reinsurers. The first category, largest reinsurers, represents all reinsurers where the gross recoverable exceeds one percent of ACE’s total shareholders’ equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Other pools and government agencies include amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. Structured settlements include annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable/receivable for GAAP purposes. Other captives include companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally the Company’s policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

with review and approval at a senior officer level. The final category, other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of the Company’s collection experience in similar situations.

(in millions of U.S. dollars except percentages)	2009	Provision	% of Gross
Categories
Largest reinsurers	$8,549	$151	1.8%
Other reinsurers balances rated A- or better	2,102	33	1.6%
Other reinsurers balances with ratings lower than A- or not rated	690	131	19.0%
Other pools and government agencies	147	9	6.1%
Structured settlements	583	21	3.6%
Other captives	1,685	29	1.7%
Other	421	208	49.4%
Total	$14,177	$582	4.1%

Largest Reinsurers
AGRI General Ins Co	HDI Re Group (Hanover Re)	Partner Re
Berkshire Hathaway Insurance Group	Lloyd’s of London	Swiss Re Group
Chubb Insurance Group	Munich Re Group	Transatlantic Holdings
Everest Re Group	National Workers Compensation	WR Berkeley Group
Federal Crop Insurance Corp	Reinsurance Pool	XL Capital Group

c) Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The presentation of income and expenses relating to GMDB and GMIB reinsurance for the years ended December 31, 2009, 2008, and 2007, is as follows:

(in millions of U.S. dollars)	2009	2008	2007
GMDB
Net premiums earned	$104	$124	$125
Policy benefits	$111	$183	$49
GMIB
Net premiums earned	$159	$150	$107
Policy benefits	$20	$31	$27
Realized gains (losses)	$368	$(650)	$(185)
Gain (loss) recognized in income	$507	$(531)	$(105)
Effect of partial adoption of fair value measurements standard	$–	$4	$–
Net cash received (disbursed)	$156	$150	$107
Net (increase) decrease in liability	$351	$(685)	$(212)

At December 31, 2009, reported liabilities for GMDB and GMIB reinsurance were $212 million and $559 million, respectively, compared with $248 million and $910 million, respectively, at December 31, 2008. The reported liability for GMIB reinsurance of $559 million at December 31, 2009, and $910 million at December 31, 2008, includes a fair value derivative adjustment of $443 million and $811 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

GMDB reinsurance

At December 31, 2009 and 2008, the Company’s net amount at risk from its GMDB reinsurance programs was $3.8 billion and $4.7 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2009, and December 31, 2008, respectively);

• there are no lapses or withdrawals;

• mortality according to 100 percent of the Annuity 2000 mortality table; and

• future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between three to four percent.

At December 31, 2009, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.2 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At December 31, 2009 and 2008, the Company’s net amount at risk from its GMIB reinsurance programs was $683 million and $2.1 billion, respectively. For GMIB, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2009, and December 31, 2008, respectively);

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

6. Intangible assets

Included in Goodwill and other intangible assets at December 31, 2009, are goodwill of $3.8 billion and other intangible assets of $117 million.

The following table details movements in Goodwill by business segment for the years ended December 31, 2009 and 2008. The purchase price allocation adjustments reflect the final allocation of goodwill generated on the Combined Insurance acquisition between reporting segments.

(in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2007	$1,192	$1,174	$365	$–	$2,731
Acquisition of Combined Insurance	–	197	–	686	883
Foreign exchange revaluation and other	13	(5)	–	–	8
Balance at December 31, 2008	$1,205	$1,366	$365	$686	$3,622
Purchase price allocation adjustments	–	(65)	–	61	(4)
Foreign exchange revaluation and other	–	196	–	–	196
Balance at December 31, 2009	$1,205	$1,497	$365	$747	$3,814

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Included in the other intangible assets balance at December 31, 2009, are intangible assets subject to amortization of $33 million and intangible assets not subject to amortization of $84 million. Intangible assets subject to amortization include trademarks, agency relationships, software, client lists, and renewal rights, primarily attributable to the acquisition of Combined Insurance. The majority of the balance of intangible assets not subject to amortization relates to Lloyd’s of London (Lloyd’s) Syndicate 2488 capacity. Amortization expense related to other intangible assets amounted to $11 million, $12 million, and $2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Other intangible assets amortization expense is estimated to be between approximately $2 million and $8 million for each of the next five fiscal years.

The table below presents a roll forward of VOBA for the years ended December 31, 2009 and 2008.

(in millions of U.S. dollars)	2009	2008
Balance, beginning of year	$823	$–
Acquisition of Combined Insurance	–	1,040
Amortization expense	(130)	(84)
Foreign exchange revaluation	55	(133)
Balance, end of year	$748	$823

Estimated amortization expense related to VOBA for the next five years is expected to be as follows:

(in millions of U.S. dollars)	Year ending December 31
2010	$101
2011	74
2012	62
2013	53
2014	45
Total	$335

7. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2009, are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The reconciliation of unpaid losses and loss expenses for the years ended December 31, 2009, 2008, and 2007, is as follows:

(in millions of U.S. dollars)	2009	2008	2007
Gross unpaid losses and loss expenses, beginning of year	$37,176	$37,112	$35,517
Reinsurance recoverable on unpaid losses (1)	(12,935)	(13,520)	(13,509)
Net unpaid losses and loss expenses, beginning of year	24,241	23,592	22,008
Acquisition of subsidiaries	–	353	–
Total	24,241	23,945	22,008
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,001	8,417	7,568
Prior years	(579)	(814)	(217)
Total	7,422	7,603	7,351
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,493	2,699	1,975
Prior years	4,455	3,628	3,959
Total	6,948	6,327	5,934
Foreign currency revaluation and other	323	(980)	167
Net unpaid losses and loss expenses, end of year	25,038	24,241	23,592
Reinsurance recoverable on unpaid losses(1)	12,745	12,935	13,520
Gross unpaid losses and loss expenses, end of year	$37,783	$37,176	$37,112

(1) Net of provision for uncollectible reinsurance

Net loss and loss expenses incurred include $579 million, $814 million, and $217 million, of net favorable prior period development for the years ended December 31, 2009, 2008, and 2007, respectively.

Insurance – North American

Insurance – North American experienced net favorable prior period development of $179 million in 2009 or 1.2 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $74 million on long-tail business included favorable development of $52 million on the national accounts loss sensitive accounts unit impacting the 2005-2007 accident years, $42 million of favorable development in the foreign casualty product lines primarily in the 2004-2006 accident years, and $33 million of favorable development in the ACE Financial Solutions business unit concentrated in policies issued in 2004-2006. Partially offsetting this favorable development was adverse development of $80 million in the Brandywine operations, impacting accident years 1999 and prior, primarily related to losses associated with pool participations, workers’ compensation, and assumed reinsurance. Net favorable development of $105 million on short-tail business included favorable development of $24 million on political risk business relating to the 2005-2008 accident years, favorable development in the Canadian A&H business of $17 million impacting the 2008 and prior accident years, and favorable development in the programs division of $17 million, primarily attributable to the 2005 and 2006 accident years. The remaining net development for long-tail and short-tail business is comprised of numerous favorable and adverse movements across lines and accident years.

Insurance – North American experienced net favorable prior period development of $351 million in 2008 or 2.4 percent of net unpaid reserves at December 31, 2007. Net favorable development of $131 million on long-tail business included favorable development of $68 million for accident years 2003-2006 in ACE Financial Solutions, favorable development of $51 million in the Canadian P&C operations principally arising in the 2005 accident year, favorable development of $46 million on medical risk business primarily for the 2004 and 2005 accident years, and favorable development of $34 million in management and professional liability lines. Partially offsetting this favorable development was adverse development of $51 million on runoff casualty reserves including asbestos and environmental and adverse development of $29 million related to ACE’s portfolio of Defense Base Acts workers’ compensation coverage. Net favorable development of $220 million on short-tail business included favorable development of $116 million on crop/hail business relating to the 2007 crop year, favorable development of $27 million on wholesale property and inland marine business for the 2007 accident year, and favorable development of $29 million on the retail division’s property business, primarily associated with the 2007 accident year. Adverse development on short-tail business included $33 million relating to increases in ACE’s estimates of losses for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

2005 hurricanes. The remaining net development for long-tail and short-tail business is comprised of numerous favorable and adverse movements across lines and accident years.

Insurance – North American incurred net adverse prior period development of $9 million in 2007, representing 0.1 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $255 million in 2009 or 4.2 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $140 million on long-tail business included favorable development of $211 million on the 2005 and prior accident years in casualty and financial lines, partially offset by $80 million of adverse development primarily relating to the 2008 accident year for financial lines. Net favorable development of $115 million on short-tail business included favorable development of $48 million in the property and energy lines of business mainly in accident years 2006-2008, and favorable development of $35 million on A&H business across accident years 2003-2008. The remaining net development for long-tail and short-tail business is comprised of numerous favorable and adverse movements across lines and accident years.

Insurance – Overseas General experienced net favorable prior period development of $304 million in 2008 or 4.7 percent of net unpaid reserves at December 31, 2007. Net favorable development of $131 million on long-tail business included $170 million in financial lines and casualty portfolios primarily within the international retail operation for accident years 2005 and prior, partially offset by adverse development of $39 million on accident years 2006-2007, mainly in the international retail casualty portfolios. Net favorable development of $173 million on short-tail business included $113 million of favorable development in international retail property lines mainly in accident years 2003-2007, favorable development of $44 million on A&H business primarily in the international retail operation in accident years 2003-2007, and $30 million of favorable development on the international retail marine book mainly in accident years 2005-2007, partially offset by adverse development of $14 million due to several major energy losses within the wholesale division, primarily for accident years 2006 and 2007. The remaining net development for long-tail and short-tail business is comprised of numerous favorable and adverse movements across lines and accident years.

Insurance – Overseas General experienced net favorable prior period development of $192 million in 2007, representing 3.2 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $142 million in 2009 or 5.6 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $93 million on long-tail business was principally in treaty years 2003-2005 across a number of portfolios (professional liability, D&O, casualty and medical malpractice), partially offset by adverse development of $13 million in treaty years 2007 and 2008. Net favorable development of $49 million on short-tail business included favorable development of $35 million, primarily in treaty years 2005-2007 across several portfolios and favorable development of $9 million in treaty years 2004 and prior on the trade credit book. The remaining net development for long-tail and short-tail business is comprised of numerous favorable and adverse movements across lines and accident years.

Global Reinsurance experienced net favorable prior period development of $159 million in 2008 or 5.9 percent of net unpaid reserves at December 31, 2007. Net favorable development of $17 million on long-tail business included $30 million of net favorable development principally in treaty years 2003 and 2004, across a number of portfolios (professional liability, D&O, casualty, workers’ compensation catastrophe, and medical malpractice), offset by $16 million adverse development in treaty year 2007. Net favorable development of $142 million on short-tail business included favorable development of $43 million primarily in treaty years 2006 and prior on property and the credit & surety lines, favorable development of $28 million primarily in treaty years 2006 and prior across several portfolios, principally property, marine and energy lines and $71 million of net favorable development, primarily on accident years 2002-2006 in the property catastrophe portfolio. The remaining net development for long-tail and short-tail business is comprised of numerous favorable and adverse movements across lines and accident years.

Global Reinsurance experienced net favorable prior period development of $34 million in 2007, representing 1.3 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2006.

Life

Life experienced net favorable prior period development of $3 million on short-tail A&H business in 2009, or 1.4 percent of net unpaid reserves at December 31, 2008. Life incurred no net prior period development in 2008 or 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Asbestos and environmental (A&E) and other run-off liabilities

Included in ACE’s liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of ACE’s A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. ACE has not assumed any such future changes in setting the value of its A&E reserves, which include provisions for both reported and IBNR claims.

ACE’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and the P&C business of CIGNA in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to ACE’s acquisition of the P&C business of CIGNA, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations:

(1) an active insurance company that retained the INA name and continued to write P&C business and

(2) an inactive run-off company, now called Century Indemnity Company (Century).

As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA.

As part of the Restructuring, most A&E liabilities of various U.S. affiliates of INA were reinsured to Century. Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings. As part of the 1999 acquisition of the P&C business of CIGNA, ACE acquired Brandywine Holdings and its various subsidiaries. For more information refer to “Brandywine Run-Off Entities” below.

During 2009, ACE conducted its annual internal, ground-up review of its consolidated A&E liabilities as at December 31, 2008. As a result of the internal review, the Company increased its net loss reserves for the Brandywine operations, including A&E, by $44 million (net of reinsurance provided by NICO), while the gross loss reserves increased by $198 million. In addition, the Company decreased gross loss reserves for Westchester Specialty’s A&E and other liabilities by $64 million, while the net loss reserves did not change. An internal review was also conducted during 2008 of consolidated A&E liabilities as at December 31, 2007. As a result of that internal review, the Company increased net loss reserves for the Brandywine operations, including A&E, by $65 million (net of reinsurance provided by NICO), while the gross loss reserves increased by $143 million. This review also resulted in the Company decreasing net loss reserves for Westchester Specialty’s A&E and other liabilities by $13 million (net of NICO), while the gross loss reserves decreased by $10 million.

In 2008, in addition to ACE’s annual internal review, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. The conclusions of the external review provided estimates of ultimate net Brandywine liabilities that were little changed from a comparable study conducted in 2006.

ACE’s A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

The table below presents a roll forward of ACE’s consolidated A&E loss reserves (excludes other run-off liabilities), allocated and unallocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables for the year ended December 31, 2009.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Balance at December 31, 2008	$2,629	$1,365	$310	$297	$2,939	$1,662
Incurred activity	61	37	24	10	85	47
Payment activity	(415)	(233)	(83)	(68)	(498)	(301)
Foreign currency revaluation	18	6	1	–	19	6
Balance at December 31, 2009	$2,293	$1,175	$252	$239	$2,545	$1,414
(1) The net balances at December 31, 2008, were reduced by $21 million ($4 million Asbestos, and $17 million Environmental) to reflect final adjustments to the provision for uncollectible reinsurance.

The A&E net loss reserves including allocated and unallocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2009, of $1.4 billion shown in the above table are comprised of $1.07 billion in reserves in respect of Brandywine operations, $110 million of reserves held by Westchester Specialty, $123 million of reserves held by ACE Bermuda and $111 million of reserves held by Insurance – Overseas General. The incurred activity of $47 million is the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

result of adverse activity in Brandywine and Westchester of $44 million and $10 million, respectively, offset by favorable activity in Insurance – Overseas General of $7 million on the provision for uncollectible reinsurance.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by NICO under three aggregate excess of loss contracts described below (collectively, the NICO contracts). ACE excludes the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependant on the timing of the payment of the related claims. ACE’s ability to make an estimate of this split is not practicable. ACE believes, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for the net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from certain operations of Insurance – Overseas General and participations by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

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

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine incurred activity for the year ended December 31, 2009.

	Brandywine			NICO Coverage(3)	Net of NICO Coverage
(in millions of U.S. dollars)	A&E(1)	Other(2)	Total
Balance at December 31, 2008	$1,269	$1,016	$2,285	$1,430	$855
Incurred activity(4)	44	69	113	–	113
Paid activity	(242)	(138)	(380)	(290)	(90)
Balance at December 31, 2009	$1,071	$947	$2,018	$1,140	$878

(1) The A&E balance was reduced by $21 million at December 31, 2008, to reflect final adjustments to the provision for uncollectible reinsurance.

(2) Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business. The Other balance was increased by $4 million at December 31, 2008, to reflect final adjustments to the provision for uncollectible reinsurance.

(3) The balance at December 31, 2008, has been increased by $13 million to reflect final activity on the fourth quarter 2008 NICO bordereau.

(4) The incurred activity includes $10 million of unallocated loss adjustment expenses and $23 million of provision for uncollectible reinsurance that are not reported as prior period development in accordance with the Company’s policy.

The incurred activity of $113 million was primarily related to $69 million in losses associated with pool participations, increased provision for uncollectible reinsurance, and unallocated loss adjustment expenses. In addition, the internal review of consolidated A&E liabilities resulted in a $44 million increase to net loss reserves for the Brandywine operations ($39 million which we characterize as A&E and results primarily from adverse loss development from our participation in reinsurance pools and the reclassification to A&E for charges from ULAE and uncollectible reinsurance, and $5 million of Other).

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2009, the remaining unused incurred limit under the 1998 NICO Agreement was $529 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement was exhausted on a paid basis in the third quarter of 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a roll forward of net loss reserves, allocated and unallocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents incurred activity for the year ended December 31, 2009.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	Total
Balance at December 31, 2008	$122	$125	$247	$216	$31
Incurred activity	10	(10)	–	–	–
Paid activity	(22)	(8)	(30)	(28)	(2)
Balance at December 31, 2009	$110	$107	$217	$188	$29

Brandywine run-off entities

In addition to housing a significant portion of ACE’s A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. The following companies comprise ACE’s Brandywine operations: Century (a Pennsylvania insurer), Century Re (a Pennsylvania insurer, which was merged with Century effective December 31, 2009), and Century International Reinsurance Company Ltd. (a Bermuda insurer (CIRC)). All of the Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of an aggregate excess of loss reinsurance agreement. INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine Restructuring Order, the full balance of the Dividend Retention Fund was contributed to Century as at December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million within five years. In 2009, 2008, and 2007, no such dividends were paid and, therefore, no replenishment of the Dividend Retention Fund occurred. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2009, was $25 million and approximately $191 million in statutory-basis losses have been ceded to the Aggregate Excess of Loss Agreement on an inception-to-date basis. Century reports the amount ceded under the Aggregate Excess of Loss Agreement in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. For GAAP reporting purposes, intercompany reinsurance recoverables related to the Aggregate Excess of Loss Agreement are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the Aggregate Excess of Loss Agreement on a GAAP basis, ACE adjusts the statutory cession to exclude the discount embedded in statutory loss reserves and adjusts the statutory provision for uncollectible reinsurance to a GAAP basis amount. At December 31, 2009, approximately $493 million in GAAP basis losses were ceded under the Aggregate Excess of Loss Agreement, leaving a remaining limit of coverage under that agreement of approximately $307 million. At December 31, 2008, the remaining limit of coverage under the agreement was $393 million. While ACE believes it has no legal obligation to fund losses above the Aggregate Excess of Loss Agreement limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and Aggregate Excess of Loss Agreement commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. At December 31, 2009 and 2008, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $1.2 billion and $1.3 billion, respectively. At December 31, 2009 and 2008, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.8 billion and $3.1 billion, respectively. ACE believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have, in turn, been ceded by Century to NICO and, at December 31, 2009 and 2008, remaining cover on a paid loss basis was approximately $1.1 billion and $1.4 billion, respectively. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. Losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were, in the aggregate, approximately $629 million and $465 million at December 31, 2009 and 2008, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The income tax provision for the years ended December 31, 2009, 2008, and 2007, is as follows:

(in millions of U.S. dollars)	2009	2008	2007
Current tax expense	$547	$511	$550
Deferred tax expense (benefit)	(19)	(141)	25
Provision for income taxes	$528	$370	$575

The weighted-average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted-average tax rate for the years ended December 31, 2009, 2008, and 2007, is provided below.

(in millions of U.S. dollars)	2009	2008	2007
Expected tax provision at weighted-average rate	$560	$353	$599
Permanent differences:
Tax-exempt interest and DRD, net of proration	(25)	(25)	(18)
Net withholding taxes	14	16	18
Change in valuation allowance	(48)	1	6
Other	27	25	(30)
Total provision for income taxes	$528	$370	$575

The components of the net deferred tax assets at December 31, 2009 and 2008, are as follows:

(in millions of U.S. dollars)	2009	2008
Deferred tax assets:
Loss reserve discount	$839	$906
Unearned premiums reserve	76	67
Foreign tax credits	865	670
Investments	137	214
Provision for uncollectible balances	163	132
Loss carry-forwards	102	104
Other, net	94	130
Unrealized depreciation on investments	–	308
Cumulative translation adjustment	–	114
Total deferred tax assets	2,276	2,645
Deferred tax liabilities:
Deferred policy acquisition costs	73	71
VOBA/Goodwill	188	145
Un-remitted foreign earnings	663	559
Unrealized appreciation on investments	110	–
Cumulative translation adjustment	54	–
Total deferred tax liabilities	1,088	775
Valuation allowance	34	35
Net deferred tax assets	$1,154	$1,835

The valuation allowance of $34 million at December 31, 2009, and $35 million at December 31, 2008, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

At December 31, 2009, the Company has a U.S. capital loss carry-forward of $260 million which, if unutilized, will expire in the years 2011-2014, a U.S. net operating loss carry-forward of $24 million, which, if unutilized, will expire in the years 2024-2029, and a foreign tax credit carry-forward in the amount of $98 million which, if unutilized, will expire in the years 2014-2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008, is as follows:

(in millions of U.S. dollars)	2009	2008
Balance, beginning of year	$150	$157
Additions based on tax positions related to the current year	1	1
Additions (reductions) for tax positions of prior years	4	(8)
Balance, end of year	$155	$150

Included in the balance at December 31, 2009 and 2008, is $1 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits as at December 31, 2009, that would affect the effective tax rate, if recognized, is $154 million.

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, the Company has recorded $20 million and $14 million, respectively, in liabilities for tax-related interest in its consolidated balance sheet.

The IRS completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the third quarter of 2007, and proposed several adjustments principally involving transfer pricing and other insurance-related tax deductions. The Company subsequently filed a written protest with the IRS and the case is currently being reviewed by the IRS Appeals Division. The Company expects the appeals process to be completed within the next 12 months. While it is reasonably possible that a significant change in the Company’s unrecognized tax benefits could occur in the next 12 months, the Company believes that the outcome will not have a material impact on ACE’s consolidated result of operations or financial condition. The IRS commenced its field examination for tax years 2005 through 2007 during the second quarter of 2008 with no adjustments proposed as at December 31, 2009. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2007 and later.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

9. Debt

The following table outlines the Company’s debt at December 31, 2009 and 2008.

(in millions of U.S. dollars)	2009	2008
Short-term debt
ACE European Holdings due 2010	$161	$–
ACE INA subordinated notes due 2009	–	205
ACE INA term loan due 2009	–	16
Reverse repurchase agreements	–	250
	$161	$471
Long-term debt
ACE INA term loan due 2011	$50	$50
ACE INA term loan due 2013	450	450
ACE INA senior notes due 2014	500	499
ACE INA senior notes due 2015	446	446
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	300
ACE INA senior notes due 2019	500	–
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	298	298
Other	14	14
ACE European Holdings due 2010	–	149
	$3,158	$2,806
Trust Preferred Securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt

At December 31, 2009, short-term debt consisted of the ACE European Holdings notes discussed further below. Though none are outstanding at December 31, 2009, the Company had executed reverse repurchase agreements with certain counterparties under which ACE agreed to sell securities and repurchase them at a future date for a predetermined price. These included agreements both executed and settled in 2008 totaling $1 billion as part of the financing of the Combined Insurance acquisition. In September 2009, the Company repaid the ACE INA nine-month term loan. Further, in December 2009, ACE repaid the ACE INA subordinated notes.

b) ACE European Holdings notes

In December 2005, ACE European Holdings No. 2 Ltd. entered into a £100 million ($161 million) syndicated five-year term loan agreement due December 2010. The loan agreement is unsecured and repayable on maturity. The interest rate on the loan is 5.25 percent. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

c) ACE INA subordinated notes

In 1999, ACE INA issued $300 million of 11.2 percent unsecured subordinated notes maturing in December 2009. The subordinated notes were callable subject to certain call premiums. Simultaneously, the Company entered into a notional $300 million swap transaction that had the economic effect of reducing the cost of debt to the consolidated group, excluding fees and expenses, to 8.41 percent for ten years. During 2002, the Company repaid $100 million of these notes and swaps; the balance was repaid in December 2009.

d) ACE INA notes, debentures, and term loans

In December 2008, ACE INA entered into a $66 million dual tranche floating interest rate term loan agreement. The first tranche, a $50 million three-year term loan due December 2011, has a floating interest rate based on LIBOR. Simultaneously, the Company entered into a swap transaction that has the economic effect of fixing the interest rate, excluding fees and expenses,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

at 5.61 percent for the full term of the loan. The swap counterparty is a highly-rated financial institution and the Company does not anticipate non-performance. The second tranche, a $16 million nine-month term loan, due and repaid in September 2009, had a floating interest rate based on LIBOR. Simultaneously, the Company entered into a swap transaction that had the economic effect of fixing the interest rate, excluding fees and expenses, at 3.02 percent for the full term of the loan. The loan is unsecured and repayable on maturity and contains customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such debt. The obligation of the borrower under the loan agreement is guaranteed by ACE Limited.

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

In August 1999, ACE INA issued $100 million of 8.875 percent debentures due August 2029. Subject to certain exceptions, the debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured debentures are guaranteed on a senior basis by the Company and they rank equally with all of ACE INA’s other senior indebtedness.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Company’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

e) ACE INA capital securities

In March 2000, ACE Capital Trust II, a Delaware statutory business trust, publicly issued $300 million of 9.7 percent Capital Securities (the Capital Securities). At the same time, ACE INA purchased $9.2 million of common securities of ACE Capital Trust II.

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

f) Other long-term debt

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

In relation to certain long- and short-term debt issues, the Company has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issues is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

The Company carries all derivative instruments at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

The following table outlines the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at December 31, 2009.

	2009
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$6	$393
Futures contracts on money market instruments	AP	4	4,711
Futures contracts on notes and bonds	AP	(2)	500
Options on money market instruments	AP	–	200
Options on notes and bonds futures	AP	(1)	305
Convertible bonds	FM AFS	354	725
TBAs	FM AFS	11	10
		$372	$6,844
Other derivative instruments
Futures contracts on equities	AP	$(9)	$960
Options on equity market futures	AP	56	250
Interest rate swaps	AP	(24)	500
Credit default swaps	AP	2	350
Other	AP	12	37
		$37	$2,097
GMIB(1)	AP/FPB	$(559)	$683

(1) Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

The following table outlines derivative instrument activity in the consolidated statement of operations for the year ended December 31, 2009. All amounts are reflected in Net realized gains (losses) in the consolidated statement of operations.

(in millions of U.S. dollars)	2009
Investment and embedded derivative instruments
Foreign currency forward contracts	$(14)
All other futures contracts and options	6
Convertible bonds	82
TBAs	(6)
$68
GMIB and other derivative instruments
GMIB	$368
Futures contracts on equities	(268)
Options on equity market futures	(95)
Interest rate swaps	(22)
Credit default swaps	(75)
Other	4
$(88)
$(20)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

Credit default swaps

A credit default swap is a bilateral contract under which two counterparties agree to isolate and separately trade the credit risk of at least one third-party reference entity. Under a credit default swap agreement, a protection buyer pays a periodic fee to a protection seller in exchange for a contingent payment by the seller upon a credit event (such as a default or failure to pay) related to the reference entity. When a credit event is triggered, the protection seller pays the protection buyer the difference between the fair value of assets and the principal amount. The Company has purchased a credit default swap to mitigate its global credit risk exposure to one of its reinsurers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. The Company’s three largest exposures by issuer at December 31, 2009, were General Electric Company, JP Morgan Chase & Co., and Bank of America Corp. The Company’s largest exposure by industry at December 31, 2009, was financial services.

The Company markets its insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. The Company assumes a degree of credit risk associated with brokers with whom it transacts business. During the year ended December 31, 2009, approximately 13 percent of the Company’s gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and 11 percent by Aon Corporation and its affiliates. Both of these entities are large, well established companies and there are no indications that either of them is financially troubled at December 31, 2009. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2009, 2008, and 2007.

c) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $871 million. In connection with these investments, the Company has commitments that may require funding of up to $695 million over the next several years.

d) Credit facilities

The Company has a $500 million unsecured revolving credit facility expiring in November 2012, available for general corporate purposes and the issuance of LOCs. At December 31, 2009, the outstanding LOCs issued under this facility were $54 million. There were no other drawings or LOCs issued under this facility. This facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2009.

e) Letters of credit

The Company has a $1 billion unsecured operational LOC facility expiring in November 2012. This facility replaced two LOC facilities permitting up to $1.5 billion of LOCs. On the effective date of the new LOC facility, all outstanding LOCs issued under

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

the replaced facilities were deemed to have been issued under the new LOC facility and the replaced facilities terminated. At December 31, 2009, $554 million of this facility was utilized.

To satisfy funding requirements of the Company’s Lloyd’s Syndicate 2488 through 2010, the Company has an uncollateralized LOC facility in the amount of £300 million ($484 million). LOCs issued under this facility will expire no earlier than December 2013. At December 31, 2009, £256 million ($412 million) of this facility was utilized.

In June 2009, the Company entered into a $500 million unsecured operational LOC facility expiring in September 2014. At December 31, 2009, this facility was fully utilized.

These facilities require that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2009.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

• Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida), a Florida state action, was filed on June 22, 2005. ACE American Insurance Co. is named. The trial court originally stayed this case, but the Florida Court of Appeals later remanded and the trial court declined to grant another stay. The court has denied motions to dismiss, and ACE American Ins. Co. has filed an answer. Discovery is ongoing. Trial is scheduled for January 2011.

• State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings, Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing. Trial will likely occur in early 2011.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs filed an amended complaint (their third pleading effort), on April 14, 2008, which drops Evan Greenberg as a defendant (plaintiffs in the New York action subsequently dismissed Evan Greenberg as well). On June 13, 2008, ACE filed a motion to dismiss, and on April 20, 2009, the court heard oral argument on the motion. On June 17, 2009, the Court dismissed all claims against ACE with prejudice; final judgment in favor of ACE was entered on July 13, 2009. The derivative plaintiffs appealed and argument was held before a three judge panel of the Delaware Supreme Court on February 17, 2010. On February 22, 2010, the three judge panel ordered further oral argument to the Court en banc without scheduling a date. The New York derivative action is currently stayed.

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

(iii) Legislative activity

The State of New York, as part of the 2009-10 State budget, has adopted language that requires an insurer which (1) paid to the Workers’ Compensation Board (WCB) various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) “has identified and held any funds collected but not paid to the WCB, as measurable and available, as of January 1, 2009” to pay retroactive assessments to the WCB. The language, and impact, of this new law is at present uncertain because it uses terms and dates that are not readily identifiable with respect to insurers’ statutory financial statements and because the State has not promulgated implementing regulations or other explanatory materials. The Company’s understanding is that the law is intended to address certain inconsistencies in the New York State laws regulating the calculation of workers’ compensation assessments by insurance carriers and the remittance of those funds to the State. In July 2009, ACE received a subpoena from the NYAG requesting documents related to these issues, and in October 2009, ACE received a request from the WCB asking ACE to explain whether or not it was an “affected carrier” under the new law. In addition, the New York State legislature, as part of the 2010-11 State budget, is considering language that, if enacted, would require an insurer who paid to the WCB various statutory assessments in an amount less than that insurer “collected” from insured employers for the period April 1, 2008, through March 31, 2009, to pay such “excess assessment funds” to the WCB. Although the Company cannot at this time predict the interpretation that will be afforded the language in the 2009-10 State budget, and cannot predict the outcome of the legislative process with regard to the language in the proposed 2010-11 State budget, ACE is confident that it has complied with the law governing workers’ compensation surcharges and assessments. ACE has established a contingency based on the Company’s best estimate of the potential liability that could result

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

from the legislation or other events surrounding this topic, based on the facts and circumstances at this time. Such contingency will be increased or decreased as circumstances develop. The Company does not expect these events to have a material impact on its financial condition or results of operations.

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through December 2033. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases was $84 million, $77 million, and $72 million for the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)	Year ending December 31
2010	$68
2011	59
2012	49
2013	39
2014	47
Later years	85
Total minimum future lease commitments	$347

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

12. Shareholders’ equity

a) Continuation

In connection with the Continuation in July 2008, the Company changed the currency in which the par value of Ordinary Shares was stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the effect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. All Common Shares are registered common shares under Swiss corporate law. Notwithstanding the change of the currency in which the par value of Common Shares is stated, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation.

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. For the foreseeable future, subject to shareholder approval, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

b) Shares issued, outstanding, authorized, and conditional

Following is a table of changes in Common Shares issued and outstanding for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Shares issued, beginning of year	335,413,501	329,704,531	326,455,468
Shares issued, net	2,000,000	3,140,194	1,213,663
Exercise of stock options	168,720	2,365,401	1,830,004
Shares issued under Employee Stock Purchase Plan	259,395	203,375	205,396
Shares issued, end of year	337,841,616	335,413,501	329,704,531
Common Shares in treasury, end of year	(1,316,959)	(1,768,030)	–
Shares issued and outstanding, end of year	336,524,657	333,645,471	329,704,531
Common Shares issued to employee trust
Balance, beginning of year	(108,981)	(117,231)	(166,425)
Shares redeemed	7,500	8,250	49,194
Balance, end of year	(101,481)	(108,981)	(117,231)

In July 2008, prior to the Continuation, the Company issued and placed 2,000,000 Common Shares in treasury principally for issuance upon the exercise of employee stock options. At December 31, 2009, 1,316,959 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Common Shares issued to employee trust are the shares issued by the Company to a rabbi trust for deferred compensation obligations as discussed in Note 12 f) below.

Shares authorized

The Board is currently authorized to increase the share capital from time to time through the issuance of up to 99,750,000 fully paid up Common Shares with a par value of CHF 31.88 each.

Conditional share capital for bonds and similar debt instruments

The share capital of the Company may be increased through the issuance of a maximum of 33,000,000 Common Shares with a par value of CHF 31.88 each, payable in full, through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by the Company, including convertible debt instruments.

Conditional share capital for employee benefit plans

The share capital of the Company may be increased through the issuance of a maximum of 30,401,725 Common Shares with a par value of CHF 31.88 each, payable in full, in connection with the exercise of option rights granted to any employee of the Company, and any consultant, director, or other person providing services to the Company.

c) ACE Limited securities repurchase authorization

In November 2001, the Board authorized the repurchase of any ACE issued debt or capital securities, which includes ACE’s Common Shares, up to an aggregate total of $250 million. These purchases may take place from time to time in the open market or in private purchase transactions. At December 31, 2009, this authorization had not been utilized.

d) General restrictions

The holders of the Common Shares are entitled to receive dividends as proposed by the Board and approved by the shareholders. Holders of Common Shares are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Common Shares of the Company, only a fraction of the vote will be allowed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

so as not to exceed ten percent. Entry of acquirers of Common Shares as shareholders with voting rights in the share register may be refused if it would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Dividends declared

Dividends declared on Common Shares amounted to CHF 1.26 ($1.19) for the year ended December 31, 2009, $1.09 (including par value distributions of CHF 0.60) for the year ended December 31, 2008, and $1.06 per Common Share for the year ended December 31, 2007. Par value distributions made in 2009 and 2008 have been reflected as such through Common Shares in the consolidated statement of shareholders’ equity. The par value per Common Share at December 31, 2009, stands at CHF 31.88. Dividends declared on Preferred Shares amounted to $24 million and $45 million for the years ended December 31, 2008 and 2007, respectively.

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

The rabbi trust also holds other assets, such as fixed maturities, equity securities, and life insurance policies. These assets of the rabbi trust are consolidated with those of the Company and reflected in Other investments. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in Other (income) expense. Except for obligations related to life insurance policies which are carried at cash surrender value, the related deferred compensation obligation is carried at fair value and included in Accounts payable, accrued expenses, and other liabilities with changes reflected as a corresponding increase or decrease to Other (income) expense.

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

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP), which replaced ACE’s prior incentive plans except as to outstanding awards. The 2004 LTIP will continue in effect until terminated by the Board. Under the 2004 LTIP, a total of 19,000,000 Common Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 19,000,000 shares; and (ii) any shares that are represented by awards granted under the Prior Plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. At December 31, 2009, a total of 5,190,495 shares remain available for future issuance under this plan.

Under the 2004 LTIP, 3,000,000 Common Shares are authorized to be issued under the Employee Stock Purchase Plan (ESPP). At December 31, 2009, a total of 730,337 Common Shares remain available for issuance under the ESPP.

The Company generally issues shares for the exercise of stock options, for restricted stock, and for shares under the ESPP from un-issued reserved shares and treasury shares.

Share-based compensation expense for stock options and shares issued under the ESPP amounted to $27 million ($25 million after tax or $0.07 per basic and diluted share), $24 million ($22 million after tax or $0.07 per basic and diluted share), and $23 million ($21 million after tax or $0.06 per basic and diluted share) for the years ended December 31, 2009,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

2008, and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007, the expense for the restricted stock was $94 million ($68 million after tax), $101 million ($71 million after tax), and $77 million ($57 million after tax), respectively. Unrecognized compensation expense related to the unvested portion of the Company’s employee share-based awards was $121 million at December 31, 2009, and is expected to be recognized over a weighted-average period of approximately 2 years.

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

Included in the Company’s share-based compensation expense in the year ended December 31, 2009, is the cost related to the unvested portion of the 2006-2009 stock option grants. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. Expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter, and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the years indicated:

	2009	2008	2007
Dividend yield	2.8%	1.8%	1.78%
Expected volatility	45.4%	32.2%	27.43%
Risk-free interest rate	2.2%	3.15%	4.51%
Forfeiture rate	7.5%	7.5%	7.5%
Expected life	5.4 years	5.7 years	5.6 years

The following table presents a roll forward of the Company’s stock options for the years ended December 31, 2009, 2008, and 2007.

	Number of Options	Weighted-Average Exercise Price
Options outstanding, December 31, 2006	11,752,521	$39.43
Granted	1,549,091	$56.17
Exercised	(1,830,004)	$35.73
Forfeited	(200,793)	$51.66
Options outstanding, December 31, 2007	11,270,815	$42.12
Granted	1,612,507	$60.17
Exercised	(2,650,733)	$36.25
Forfeited	(309,026)	$54.31
Options outstanding, December 31, 2008	9,923,563	$46.24
Granted	2,339,036	$38.60
Exercised	(537,556)	$27.71
Forfeited	(241,939)	$50.48
Options outstanding, December 31, 2009	11,483,104	$45.46
Options exercisable, December 31, 2009	7,614,791	$44.76

The weighted-average remaining contractual term was 5.8 years for the stock options outstanding and 4.4 years for the stock options exercisable at December 31, 2009. The total intrinsic value was $57 million for stock options outstanding and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

$43 million for stock options exercisable at December 31, 2009. The weighted-average fair value for the stock options granted for the years ended December 31, 2009, 2008, and 2007 was $12.95, $17.60, and $15.76, respectively. The total intrinsic value for stock options exercised during the years ended December 31, 2009, 2008, and 2007, was $12 million, $54 million, and $44 million, respectively.

The amount of cash received during the year ended December 31, 2009, from the exercise of stock options was $15 million.

Restricted stock and restricted stock units

The Company’s 2004 LTIP provides for grants of restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The Company also grants restricted stock awards to non-management directors with vesting on the day prior to the next annual shareholders meeting. The restricted stock is granted at market close price on the date of grant. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Common Share upon vesting. Included in the Company’s share-based compensation expense for the year ended December 31, 2009, is a portion of the cost related to the unvested restricted stock granted in the years 2005-2009.

The following table presents a roll forward of the Company’s restricted stock for the years ended December 31, 2009, 2008, and 2007. Included in the roll forward below are 38,154 restricted stock awards that were granted to non-management directors during 2009.

	Number of Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2006	3,579,189	$48.07
Granted	1,818,716	$56.45
Vested and issued	(1,345,412)	$44.48
Forfeited	(230,786)	$51.57
Unvested restricted stock, December 31, 2007	3,821,707	$53.12
Granted	1,836,532	$59.84
Vested and issued	(1,403,826)	$50.96
Forfeited	(371,183)	$53.75
Unvested restricted stock, December 31, 2008	3,883,230	$57.01
Granted	2,603,344	$39.05
Vested and issued	(1,447,676)	$54.85
Forfeited	(165,469)	$51.45
Unvested restricted stock, December 31, 2009	4,873,429	$48.25

During 2009, the Company awarded 333,104 restricted stock units to officers of the Company and its subsidiaries with a weighted-average grant date fair value of $38.75. During 2008, 223,588 restricted stock units, with a weighted-average grant date fair value of $59.93, were awarded to officers of the Company and its subsidiaries. During 2007, 108,870 restricted stock units, with a weighted-average grant date fair value of $56.29, were awarded to officers of the Company and its subsidiaries. At December 31, 2009, the number of unvested restricted stock units was 515,236.

Prior to 2009, the Company granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. During 2008 and 2007, 40,362 restricted stock units, and 29,676 restricted stock units, respectively, were awarded to non-management directors. At December 31, 2009, the number of deferred restricted stock units was 238,008.

ESPP

The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive “Subscription Periods” at a purchase price of 85 percent of the fair value of a Common Share on the Exercise Date. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Common Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as at the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price”, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during 2009, 2008, and 2007, employees paid $10.6 million, $10.1 million, and $9.7 million, respectively, to purchase 259,219 shares, 203,375 shares, and 205,396 shares, respectively.

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

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. Expenses for these plans totaled $84 million, $77 million, and $76 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Defined benefit plans

The Company maintains non-contributory defined benefit plans that cover certain employees, principally located in Europe and Asia. The Company does not provide any such plans to U.S.-based employees. The Company accounts for pension benefits using the accrual method. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. The Company uses December 31 as the measurement date for its defined benefit pension plans.

At December 31, 2009, the fair value of plan assets and the projected benefit obligation were $368 million and $471 million, respectively. The fair value of plan assets and the projected benefit obligation were $250 million and $329 million, respectively, at December 31, 2008. The accrued pension liability of $103 million at December 31, 2009, and $79 million at December 31, 2008, is included in Accounts payable, accrued expenses, and other liabilities.

The defined benefit pension plan contribution for 2010 is expected to be $18 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net benefit costs over the next year is $3 million.

Benefit payments were $20 million and $16 million in 2009 and, 2008, respectively. Expected future payments are as follows:

(in millions of U.S. dollars)	Year ending December 31
2010	$19
2011	20
2012	22
2013	22
2014	21
2015-2019	117

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

15. Fair value measurements

a) Fair value hierarchy

The Company partially adopted the provisions (specific provisions described below) of Topic 820 on January 1, 2008, and the cumulative effect of the adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk margins included in the valuation of certain GMIB contracts. The Company fully adopted these provisions on January 1, 2009. The provisions define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Other investments

Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships, are based on their respective net asset values, or equivalent (NAV). The majority of these investments, for which the Company has used NAV as a practical expedient to measure fair value in accordance with the provisions of ASU 2009-12, are classified within Level 3 because either ACE will never have the contractual option to redeem the investment or will not have the contractual option to redeem the investments in the near term. The remainder of such investments are classified within Level 2. Equity securities and fixed maturities held in rabbi trusts maintained by the Company for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as the Company’s other equity securities and fixed maturities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Guaranteed minimum income benefits

The liability for GMIBs arises from the Company’s life reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs associated with variable annuity contracts. For GMIB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions and demographics of in-force annuities. Based on the quarterly reserve review during the quarter ended December 31, 2009, the Company increased its assumed GMIB annuitization rates for policies with guaranteed values far in excess of their account values. In the aggregate, this change along with certain refinements of the model increased the Company’s fair value liability by $28 million, which decreased net income accordingly. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The Company views the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small, at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, at December 31, 2009 and 2008.

December 31, 2009 (in millions of U.S. dollars)	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,611	$2,098	$–	$3,709
Foreign	207	10,879	59	11,145
Corporate securities	31	13,016	168	13,215
Mortgage-backed securities	–	9,821	21	9,842
States, municipalities, and political subdivisions	–	1,611	3	1,614
	1,849	37,425	251	39,525
Fixed maturities held to maturity
U.S. Treasury and agency	414	643	–	1,057
Foreign	–	27	–	27
Corporate securities	–	322	–	322
Mortgage-backed securities	–	1,424	45	1,469
States, municipalities, and political subdivisions	–	686	–	686
	414	3,102	45	3,561
Equity securities	453	2	12	467
Short-term investments	1,132	535	–	1,667
Other investments	31	195	1,149	1,375
Securities lending collateral	–	1,544	–	1,544
Investments in partially-owned insurance companies	–	–	433	433
Investment derivative instruments	7	–	–	7
Other derivative instruments	(9)	32	14	37
Total assets at fair value	$3,877	$42,835	$1,904	$48,616
Liabilities:
GMIB	$–	$–	$559	$559
Short-term debt	–	168	–	168
Long-term debt	–	3,401	–	3,401
Trust preferred securities	–	336	–	336
Total liabilities at fair value	$–	$3,905	$559	$4,464

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

December 31, 2008 (in millions of U.S. dollars)	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed maturities available for sale	$872	$30,009	$274	$31,155
Fixed maturities held to maturity	332	2,532	1	2,865
Equity securities	962	5	21	988
Short-term investments	2,668	682	–	3,350
Other investments	37	226	1,099	1,362
Investments in partially-owned insurance companies	218	–	435	653
Other derivative instruments	–	280	87	367
Total assets at fair value	$5,089	$33,734	$1,917	$40,740
Liabilities:
Investment derivative instruments	$3	$–	$–	$3
GMIB	–	–	910	910
Short-term debt	–	479	–	479
Long-term debt	–	2,635	–	2,635
Trust preferred securities	–	230	–	230
Total liabilities at fair value	$3	$3,344	$910	$4,257

Fair value of alternative investments

Included in the Other investments in the fair value hierarchy at December 31, 2009, are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient as provided by the provisions of ASU 2009-12. At December 31, 2009, there were no probable or pending sales related to any of the investments measured at fair value using NAV. The following table provides, by investment category, the fair value and maximum future funding commitments related to these investments at December 31, 2009.

December 31, 2009 (in millions of U.S. dollars)	Fair Value	Maximum future funding commitments
Financial	$173	$109
Real estate	89	150
Distressed	233	59
Mezzanine	102	75
Traditional	243	300
Vintage	31	2
Investment funds	310	–
	$1,181	$695

Financial

Financial primarily consists of investments in private equity funds targeting financial services companies such as financial institutions and insurance services around the world. It also includes an investment in a de novo commercial finance lender targeting middle market companies. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects these underlying assets to be liquidated over the next 5 to 9 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Real Estate

Real Estate consists of investments in private equity funds targeting global distress opportunities, value added U.S. properties and global mezzanine debt securities in the commercial real estate market. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects the majority of these underlying assets to be liquidated over the next 3 to 9 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Distressed

Distressed consists of investments in private equity funds targeting distressed debt/credit and equity opportunities in the U.S. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects these underlying assets to be liquidated over the next 6 to 9 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Mezzanine

Mezzanine consists of investments in private equity funds targeting private mezzanine debt of large cap and mid cap companies in the U.S. and worldwide. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects the majority of these underlying assets to be liquidated over the next 6 to 9 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Traditional

Traditional consists of investments in private equity funds employing traditional private equity investment strategies such as buyout and venture with different geographical focuses including Brazil, India, Asia, Europe, and the U.S. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects these underlying assets to be liquidated over the next 3 to 8 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Vintage

Vintage consists of investments in private equity funds made before 2002 and the where the funds’ commitment periods had already expired. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects these underlying assets to be liquidated over the next 1 to 3 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Investment Funds

ACE’s investment funds employ various investment strategies such as long/short equity and arbitrage/distressed. Included in this category are investments for which ACE has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, the Company may redeem investment fund investments monthly, quarterly, semi-annually or annually. If the Company wishes to redeem an investment fund investment, ACE must first determine if the investment fund is still in a lock-up period (a time when ACE cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, ACE must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem ACE’s investment within several months of the notification. Notice periods for redemption of ACE’s investment funds range between 5 and 120 days. ACE can redeem its investment funds without consent from the investment fund managers.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Level 3 financial instruments

The following tables provide a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008.

Year ended December 31, 2009 (in millions of U.S. dollars)	Balance- Beginning of Year	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Year	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at December 31, 2009, included in Net Income
Assets:
Fixed maturities available for sale
Foreign	$45	$(1)	$5	$6	$4	$59	$2
Corporate securities	117	1	17	25	8	168	1
Mortgage-backed securities	109	(2)	12	(61)	(37)	21	–
States, municipalities, and political subdivisions	3	–	–	–	–	3	–
	274	(2)	34	(30)	(25)	251	3
Fixed maturities held to maturity
Mortgage-backed securities	–	–	–	45	–	45	–
States, municipalities, and political subdivisions	1	–	–	(1)	–	–	–
	1	–	–	44	–	45	–
Equity securities	21	–	9	(18)	–	12	–
Other investments	1,099	(149)	191	38	(30)	1,149	(149)
Investments in partially-owned insurance companies	435	8	13	(23)	–	433	–
Other derivative instruments	87	(71)	–	(2)	–	14	(71)
Total assets at fair value	$1,917	$(214)	$247	$9	$(55)	$1,904	$(217)
Liabilities:
GMIB	$910	$(368)	$–	$17	$–	$559	$(368)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Year ended December 31, 2008 (in millions of U.S. dollars)	Balance- Beginning of Year	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Year	Change in Net Unrealized Gains (Losses) Relating to Financial Instruments Still Held at December 31, 2008, included in Net Income
Assets:
Fixed maturities available for sale	$601	$(29)	$(86)	$(8)	$(204)	$274	$(24)
Fixed maturities held to maturity	–	(2)	–	–	3	1	(2)
Equity securities	12	–	(8)	(8)	25	21	–
Other investments	898	(56)	(270)	527	–	1,099	(56)
Investments in partially-owned insurance companies	381	(6)	28	32	–	435	(8)
Investment derivative instruments	6	5	–	(11)	–	–	–
Other derivative instruments	17	47	–	23	–	87	73
Total assets at fair value	$1,915	$(41)	$(336)	$555	$(176)	$1,917	$(17)
Liabilities:
GMIB	$225	$650	$–	$35	$–	$910	$650

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option provided within Topic 825 for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to accumulated other comprehensive income of $6 million as at January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. Subsequent to this election, changes in fair value related to these equity securities were recognized in Net realized gains (losses). During the three months ended June 30, 2008, the Company sold the entire portfolio. Accordingly, the Company currently holds no assets for which this fair value option has been elected. For the six months ended June 30, 2008, the Company recognized net realized losses related to changes in fair value of these equity securities $11 million in the consolidated statements of operations. Throughout 2008 to the date of sale, all of these equity securities were classified within Level 1 in the fair value hierarchy.

16. Other (income) expense

The following table details the components of Other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007.

(in millions of U.S. dollars)	2009	2008	2007
Equity in net (income) loss of partially-owned entities	$39	$(52)	$39
Noncontrolling interest expense	3	11	7
Federal excise and capital taxes	16	16	18
Other	27	(14)	17
Other (income) expense	$85	$(39)	$81

In 2009, 2008, and 2007, equity in net (income) loss of partially-owned entities includes $18 million, $(28) million, and $68 million, respectively, of (income) loss related to AGO. As discussed previously, prior to AGO’s June 2009 issuance, the Company’s investment in AGO was included in Investments in partially-owned insurance companies. Effective with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

June 2009 issuance, the Company now accounts for the investment as an available-for-sale equity security. Accordingly, for 2009, the equity in net income related to AGO reflects ACE’s portion of AGO’s net income to the date of the June 2009 issuance. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense. As these are considered capital transactions, they are excluded from underwriting results.

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

The Insurance – North American segment comprises the operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations. ACE USA is the North American retail operating division which provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Westchester specializes in the North American wholesale distribution of excess and surplus P&C, environmental, professional and inland marine products in addition to crop insurance in the U.S. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering exposures that are generally low in frequency and high in severity. ACE Private Risk Services provides personal lines coverages (such as homeowners and automobile) for high net worth individuals and families in North America. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment comprises ACE International, the wholesale insurance business of ACE Global Markets, and the international A&H and life business of Combined Insurance. ACE International, the ACE INA retail business serving territories outside the U.S., Bermuda, and Canada, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE Global Markets, the London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488, offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and Continental Europe licenses, and in the U.S. where it is eligible to write excess & surplus business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes a wide range of supplemental accident and health products. The Insurance – Overseas General segment has four regions of operations: the ACE European Group (which comprises ACE Europe and ACE Global Markets branded business), ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including P&C, professional lines (directors & officers and errors & omissions), marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H (principally accident and supplemental health).

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C insurers. The Global Reinsurance segment also includes ACE Global Markets’ reinsurance operations.

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life provides individual and group life insurance through multiple distribution channels primarily in emerging markets, including Egypt, Indonesia, Taiwan, Thailand, Vietnam, the United Arab Emirates, throughout Latin America, selectively in Europe, as well as China through a partially-owned insurance company. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re comprises two operations. The first is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. The second is a U.S.-based traditional life reinsurance company licensed in 49 states and the District of Columbia. It was decided in January 2010 to discontinue writing new traditional life mortality reinsurance business from the U.S.-based company. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

Statement of Operations by Segment

For the year ended December 31, 2009 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,641	$5,145	$1,038	$1,475	$–	$13,299
Net premiums earned	5,684	5,147	979	1,430	–	13,240
Losses and loss expenses	4,013	2,597	330	482	–	7,422
Policy benefits	–	4	–	321	–	325
Policy acquisition costs	517	1,202	195	216	–	2,130
Administrative expenses	572	783	55	243	158	1,811
Underwriting income (loss)	582	561	399	168	(158)	1,552
Net investment income	1,094	479	278	176	4	2,031
Net realized gains (losses) including OTTI	10	(20)	(17)	(15)	(154)	(196)
Interest expense	1	–	–	–	224	225
Other (income) expense	36	20	2	2	25	85
Income tax expense (benefit)	384	186	46	48	(136)	528
Net income (loss)	$1,265	$814	$612	$279	$(421)	$2,549

Statement of Operations by Segment

For the year ended December 31, 2008 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,636	$5,332	$914	$1,198	$–	$13,080
Net premiums earned	5,679	5,337	1,017	1,170	–	13,203
Losses and loss expenses	4,080	2,679	524	320	–	7,603
Policy benefits	–	12	–	387	–	399
Policy acquisition costs	562	1,193	192	188	–	2,135
Administrative expenses	536	793	56	199	153	1,737
Underwriting income (loss)	501	660	245	76	(153)	1,329
Net investment income	1,095	521	309	142	(5)	2,062
Net realized gains (losses) including OTTI	(709)	(316)	(163)	(532)	87	(1,633)
Interest expense	1	–	–	–	229	230
Other (income) expense	7	(11)	2	12	(49)	(39)
Income tax expense (benefit)	315	100	30	30	(105)	370
Net income (loss)	$564	$776	$359	$(356)	$(146)	$1,197

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2007 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,833	$4,568	$1,197	$381	$–	$11,979
Net premiums earned	6,007	4,623	1,299	368	–	12,297
Losses and loss expenses	4,269	2,420	664	–	(2)	7,351
Policy benefits	–	–	–	168	–	168
Policy acquisition costs	515	963	248	45	–	1,771
Administrative expenses	530	669	64	50	142	1,455
Underwriting income (loss)	693	571	323	105	(140)	1,552
Net investment income	1,034	450	274	55	105	1,918
Net realized gains (losses) including OTTI	125	(69)	21	(164)	26	(61)
Interest expense	–	–	–	–	175	175
Other (income) expense	11	(20)	4	1	85	81
Income tax expense (benefit)	468	183	32	(8)	(100)	575
Net income (loss)	$1,373	$789	$582	$3	$(169)	$2,578

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, the Company does not allocate assets to its segments.

The following tables summarize the net premiums earned for each segment by product offering for the periods indicated.

Year ended December 31, 2009 (in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
Insurance – North American	$1,690	$3,734	$260	$5,684
Insurance – Overseas General	1,787	1,420	1,940	5,147
Global Reinsurance	546	433	–	979
Life	–	–	1,430	1,430
	$4,023	$5,587	$3,630	$13,240

Year ended December 31, 2008
Insurance – North American	$1,576	$3,857	$246	$5,679
Insurance – Overseas General	1,855	1,487	1,995	5,337
Global Reinsurance	523	494	–	1,017
Life	–	–	1,170	1,170
	$3,954	$5,838	$3,411	$13,203

Year ended December 31, 2007
Insurance – North American	$1,486	$4,298	$223	$6,007
Insurance – Overseas General	1,697	1,495	1,431	4,623
Global Reinsurance	628	671	–	1,299
Life	–	–	368	368
	$3,811	$6,464	$2,022	$12,297

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table summarizes the Company’s net premiums earned by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Asia Pacific/Far East	Latin America
2009	63%	20%	12%	5%
2008	61%	22%	12%	5%
2007	62%	23%	10%	5%

18. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The current and prior year calculations have been amended due to the impact of the adoption of the previously discussed new principles included within Topic 260. The previously reported amounts for basic and diluted earnings per share for the year ended December 31, 2008, were $3.57 and $3.53, respectively. The previously reported amounts for basic and diluted earnings per share for the year ended December 31, 2007, were $7.79 and $7.66, respectively.

(in millions of U.S. dollars, except share and per share data)	2009	2008	2007
Numerator:
Net Income	$2,549	$1,197	$2,578
Dividends on Preferred Shares	–	(24)	(45)
Net income available to holders of Common Shares	$2,549	$1,173	$2,533
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	336,725,625	332,900,719	328,990,291
Denominator for diluted earnings per share:
Share-based compensation plans	813,669	1,705,518	2,998,773
Adjusted weighted-average shares outstanding and assumed conversions	337,539,294	334,606,237	331,989,064
Basic earnings per share	$7.57	$3.52	$7.70
Diluted earnings per share	$7.55	$3.50	$7.63

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the years ended December 31, 2009, 2008, and 2007, the potential anti-dilutive share conversions were 1,230,881 shares, 638,401 shares, and 233,326 shares, respectively.

19. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. The Company maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda, the balance of which was $31 million and $34 million, at December 31, 2009 and 2008, respectively. The receivable is included in Other assets in the accompanying consolidated balance sheets. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. The statutory capital and surplus of the U.S. subsidiaries met regulatory requirements for 2009, 2008, and 2007. The amount of dividends available to be paid in 2010, without prior approval from the state insurance departments, totals $733 million.

The combined statutory capital and surplus and statutory net income of the Bermuda and U.S. subsidiaries as at and for the years ended December 31, 2009, 2008, and 2007, are as follows:

	Bermuda Subsidiaries			U.S. Subsidiaries
(in millions of U.S. dollars)	2009	2008	2007	2009	2008	2007
Statutory capital and surplus	$9,299	$6,205	$8,579	$5,801	$5,368	$5,321
Statutory net income	$2,472	$2,196	$1,535	$870	$818	$873

As permitted by the Restructuring discussed previously in Note 7, certain of the Company’s U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $215 million, $211 million, and $140 million at December 31, 2009, 2008, and 2007, respectively.

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

21. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2009, and December 31, 2008, and for the years ended December 31, 2009, 2008, and 2007, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2009

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$51	$24,125	$22,339	$–	$46,515
Cash	(1)	400	270	–	669
Insurance and reinsurance balances receivable	–	3,043	628	–	3,671
Reinsurance recoverable on losses and loss expenses	–	17,173	(3,578)	–	13,595
Reinsurance recoverable on policy benefits	–	681	(383)	–	298
Value of business acquired	–	748	–	–	748
Goodwill and other intangible assets	–	3,377	554	–	3,931
Investments in subsidiaries	18,714	–	–	(18,714)	–
Due from (to) subsidiaries and affiliates, net	1,062	(669)	669	(1,062)	–
Other assets	18	7,158	1,377	–	8,553
Total assets	$19,844	$56,036	$21,876	$(19,776)	$77,980
Liabilities
Unpaid losses and loss expenses	$–	$30,038	$7,745	$–	$37,783
Unearned premiums	–	4,944	1,123	–	6,067
Future policy benefits	–	2,383	625	–	3,008
Short-term debt	–	161	–	–	161
Long-term debt	–	3,158	–	–	3,158
Trust preferred securities	–	309	–	–	309
Other liabilities	177	6,613	1,037	–	7,827
Total liabilities	177	47,606	10,530	–	58,313
Total shareholders’ equity	19,667	8,430	11,346	(19,776)	19,667
Total liabilities and shareholders’ equity	$19,844	$56,036	$21,876	$(19,776)	$77,980

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2008

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$143	$20,323	$19,249	$–	$39,715
Cash	(52)	442	477	–	867
Insurance and reinsurance balances receivable	–	2,944	509	–	3,453
Reinsurance recoverable on losses and loss expenses	–	16,880	(2,963)	–	13,917
Reinsurance recoverable on policy benefits	–	625	(366)	–	259
Value of business acquired	–	823	–	–	823
Goodwill and other intangible assets	–	3,199	548	–	3,747
Investments in subsidiaries	13,697	–	–	(13,697)	–
Due from (to) subsidiaries and affiliates, net	784	(389)	389	(784)	–
Other assets	12	7,398	1,866	–	9,276
Total assets	$14,584	$52,245	$19,709	$(14,481)	$72,057
Liabilities
Unpaid losses and loss expenses	$–	$29,127	$8,049	$–	$37,176
Unearned premiums	–	4,804	1,146	–	5,950
Future policy benefits	–	2,249	655	–	2,904
Short-term debt	–	471	–	–	471
Long-term debt	–	2,806	–	–	2,806
Trust preferred securities	–	309	–	–	309
Other liabilities	138	5,932	1,925	–	7,995
Total liabilities	138	45,698	11,775	–	57,611
Total shareholders’ equity	14,446	6,547	7,934	(14,481)	14,446
Total liabilities and shareholders’ equity	$14,584	$52,245	$19,709	$(14,481)	$72,057

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,407	$5,892	$–	$13,299
Net premiums earned	–	7,411	5,829	–	13,240
Net investment income	1	1,003	1,027	–	2,031
Equity in earnings of subsidiaries	2,636	–	–	(2,636)	–
Net realized gains (losses) including OTTI	(75)	75	(196)	–	(196)
Losses and loss expenses	–	4,620	2,802	–	7,422
Policy benefits	–	84	241	–	325
Policy acquisition costs and administrative expenses	54	2,180	1,744	(37)	3,941
Interest expense	(43)	261	(31)	38	225
Other (income) expense	7	44	34	–	85
Income tax expense (benefit)	(5)	395	138	–	528
Net income	$2,549	$905	$1,732	$(2,637)	$2,549

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,267	$5,813	$–	$13,080
Net premiums earned	–	7,424	5,779	–	13,203
Net investment income	(16)	1,068	1,010	–	2,062
Equity in earnings of subsidiaries	1,150	–	–	(1,150)	–
Net realized gains (losses) including OTTI	90	(572)	(1,151)	–	(1,633)
Losses and loss expenses	–	4,427	3,176	–	7,603
Policy benefits	–	125	274	–	399
Policy acquisition costs and administrative expenses	73	2,218	1,604	(23)	3,872
Interest expense	(38)	241	(2)	29	230
Other (income) expense	(15)	1	(25)	–	(39)
Income tax expense	7	346	17	–	370
Net income	$1,197	$562	$594	$(1,156)	$1,197
(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,033	$4,946	$–	$11,979
Net premiums earned	–	7,193	5,104	–	12,297
Net investment income	14	935	969	–	1,918
Equity in earnings of subsidiaries	2,633	–	–	(2,633)	–
Net realized gains (losses) including OTTI	21	–	(82)	–	(61)
Losses and loss expenses	–	4,724	2,627	–	7,351
Policy benefits	–	43	125	–	168
Policy acquisition costs and administrative expenses	87	1,835	1,324	(20)	3,226
Interest expense	(10)	165	12	8	175
Other (income) expense	10	14	57	–	81
Income tax expense	3	462	110	–	575
Net income	$2,578	$885	$1,736	$(2,621)	$2,578

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$420	$1,888	$1,027	$3,335
Cash flows used for investing activities
Purchases of fixed maturities available for sale	–	(16,877)	(20,383)	(37,260)
Purchases of fixed maturities held to maturity	–	(457)	(15)	(472)
Purchases of equity securities	–	(186)	(168)	(354)
Sales of fixed maturities available for sale	88	12,650	16,916	29,654
Sales of fixed maturities held to maturity	–	10	1	11
Sales of equity securities	–	544	728	1,272
Maturities and redemptions of fixed maturities available for sale	–	1,792	1,612	3,404
Maturities and redemptions of fixed maturities held to maturity	–	410	104	514
Net derivative instruments settlements	–	(6)	(86)	(92)
Capitalization of subsidiary	(90)	–	90	–
Other	(4)	(14)	117	99
Net cash flows used for investing activities	(6)	(2,134)	(1,084)	(3,224)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(388)	–	–	(388)
Proceeds from exercise of options for Common Shares	15	–	–	15
Proceeds from Common Shares issued under ESPP	10	–	–	10
Net repayment of short-term debt	–	(466)	–	(466)
Net proceeds from issuance of long-term debt	–	500	–	500
Advances (to) from affiliates	–	156	(156)	–
Tax benefit on share-based compensation expense	–	6	2	8
Net cash flows from (used for) financing activities	(363)	196	(154)	(321)
Effect of foreign currency rate changes on cash and cash equivalents	–	8	4	12
Net increase (decrease) in cash	51	(42)	(207)	(198)
Cash – beginning of year	(52)	442	477	867
Cash – end of year	$(1)	$400	$270	$669

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$1,613	$886	$1,602	$4,101
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(94)	(15,535)	(27,877)	(43,506)
Purchases of fixed maturities held to maturity	–	(351)	(15)	(366)
Purchases of equity securities	–	(492)	(479)	(971)
Sales of fixed maturities available for sale	–	14,117	25,310	39,427
Sales of equity securities	–	749	415	1,164
Maturities and redemptions of fixed maturities available for sale	–	1,355	1,425	2,780
Maturities and redemptions of fixed maturities held to maturity	–	332	113	445
Net derivative instruments settlements	11	–	21	32
Capitalization of subsidiary	(215)	–	215	–
Advances (to) from affiliates	(475)	–	475	–
Acquisition of subsidiary (net of cash acquired of $19)	–	(2,521)	–	(2,521)
Other	13	(150)	(471)	(608)
Net cash flows used for investing activities	(760)	(2,496)	(868)	(4,124)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(362)	–	–	(362)
Dividends paid on Preferred Shares	(24)	–	–	(24)
Net repayment of short-term debt	(51)	196	(234)	(89)
Net proceeds from issuance of long-term debt	–	1,245	–	1,245
Redemption of Preferred Shares	(575)	–	–	(575)
Proceeds from exercise of options for Common Shares	97	–	–	97
Proceeds from Common Shares issued under ESPP	10	–	–	10
Advances from (to) affiliates	–	234	(234)	–
Tax benefit on share-based compensation expense	–	–	12	12
Net cash flows from (used for) financing activities	(905)	1,675	(456)	314
Effect of foreign currency rate changes on cash and cash equivalents	–	67	(1)	66
Net increase (decrease) in cash	(52)	132	277	357
Cash – beginning of year	–	310	200	510
Cash – end of year	$(52)	$442	$477	$867

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$241	$1,612	$2,848	$4,701
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	(18,092)	(30,026)	(48,118)
Purchases of fixed maturities held to maturity	–	(319)	(5)	(324)
Purchases of equity securities	–	(603)	(326)	(929)
Sales of fixed maturities available for sale	3	15,127	25,686	40,816
Sales of equity securities	–	456	407	863
Maturities and redemptions of fixed maturities available for sale	–	1,764	1,468	3,232
Maturities and redemptions of fixed maturities held to maturity	–	256	109	365
Net derivative instruments settlements	14	–	(30)	(16)
Advances (to) from affiliates	496	–	(496)	–
Other	(6)	(166)	(247)	(419)
Net cash flows from (used for) investing activities	507	(1,577)	(3,460)	(4,530)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(341)	–	–	(341)
Dividends paid on Preferred Shares	(45)	–	–	(45)
Net repayment of short-term debt	(449)	–	(16)	(465)
Net proceeds from issuance of long-term debt	–	500	–	500
Proceeds from exercise of options for Common Shares	65	–	–	65
Proceeds from Common Shares issued under ESPP	9	–	–	9
Advances from (to) affiliates	–	(483)	483	–
Tax benefit on share-based compensation expense	–	21	3	24
Net cash flows from (used for) financing activities	(761)	38	470	(253)
Effect of foreign currency rate changes on cash and cash equivalents	–	24	3	27
Net increase (decrease) in cash	(13)	97	(139)	(55)
Cash – beginning of year	13	213	339	565
Cash – end of year	$–	$310	$200	$510

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

22. Condensed unaudited quarterly financial data

The current and prior year earnings per share calculations have been amended due to the impact of the adoption of the previously discussed new principles included within Topic 260.

(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009
Net premiums earned	$3,194	$3,266	$3,393	$3,387
Net investment income	502	506	511	512
Net realized gains (losses) including OTTI	(121)	(225)	(223)	373
Total revenues	$3,575	$3,547	$3,681	$4,272
Losses and loss expenses	$1,816	$1,821	$1,885	$1,900
Policy benefits	$99	$78	$79	$69
Net income	$567	$535	$494	$953
Basic earnings per share	$1.69	$1.58	$1.46	$2.82
Diluted earnings per share	$1.69	$1.58	$1.46	$2.81
(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
Net premiums earned	$2,940	$3,428	$3,609	$3,226
Net investment income	489	532	520	521
Net realized gains (losses) including OTTI	(353)	(126)	(510)	(644)
Total revenues	$3,076	$3,834	$3,619	$3,103
Losses and loss expenses	$1,579	$1,895	$2,369	$1,760
Policy benefits	$63	$89	$91	$156
Net income	$377	$746	$54	$20
Basic earnings per share	$1.11	$2.20	$0.16	$0.06
Diluted earnings per share	$1.10	$2.18	$0.16	$0.06

23. Subsequent events

The Company has performed an evaluation of subsequent events through February 25, 2010, which is the date that the financial statements were issued. No significant subsequent events were identified.

SCHEDULE I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2009 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities available for sale
U.S. Treasury and agency	$3,680	$3,709	$3,709
Foreign	10,960	11,145	11,145
Corporate securities	12,707	13,215	13,215
Mortgage-backed securities	10,058	9,842	9,842
States, municipalities, and political subdivisions	1,580	1,614	1,614
Total fixed maturities	38,985	39,525	39,525
Fixed maturities held to maturity
U.S. Treasury and agency	1,026	1,057	1,026
Foreign	26	27	26
Corporate securities	313	322	313
Mortgage-backed securities	1,440	1,469	1,440
States, municipalities, and political subdivisions	676	686	676
Total fixed maturities	3,481	3,561	3,481
Equity securities
Industrial, miscellaneous, and all other	398	467	467
Short-term investments	1,667	1,667	1,667
Other investments	1,258	1,375	1,375
	2,925	3,042	3,042
Total investments – other than investments in related parties	$45,789	$46,595	$46,515

SCHEDULE II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2009 and 2008 (in millions of U.S. dollars)	2009	2008
Assets
Investments in subsidiaries and affiliates on equity basis	$18,714	$13,697
Short-term investments	9	97
Other investments, at cost	42	46
Total investments	18,765	13,840
Cash	(1)	(52)
Due from subsidiaries and affiliates, net	1,062	784
Other assets	18	12
Total assets	$19,844	$14,584
Liabilities
Accounts payable, accrued expenses, and other liabilities	$73	$47
Dividends payable	104	91
Total liabilities	177	138
Shareholders’ equity
Common Shares	10,503	10,827
Common Shares in treasury	(3)	(3)
Additional paid-in capital	5,526	5,464
Retained earnings	2,818	74
Deferred compensation obligation	2	3
Accumulated other comprehensive income (loss)	823	(1,916)
Common Shares issued to employee trust	(2)	(3)
Total shareholders’ equity	19,667	14,446
Total liabilities and shareholders’ equity	$19,844	$14,584

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars)	2009	2008	2007
Revenues
Investment income, including intercompany interest income	$39	$14	$22
Equity in net income of subsidiaries and affiliates	2,636	1,150	2,633
Net realized gains (losses)	(75)	90	21
	2,600	1,254	2,676
Expenses
Administrative and other expenses	56	65	100
Interest expense (income)	(5)	(8)	(2)
	51	57	98
Net income	$2,549	$1,197	$2,578

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars)	2009	2008	2007
Net cash flows from operating activities	$420	$1,613	$241
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	–	(94)	–
Sales of fixed maturities available for sale	88	–	3
Net derivative instruments settlement	–	11	14
Capitalization of subsidiaries	(90)	(215)	–
Advances (to) from affiliates	–	(475)	496
Other	(4)	13	(6)
Net cash flows from (used for) investing activities	(6)	(760)	507
Cash flows used for financing activities
Dividends paid on Common Shares	(388)	(362)	(341)
Dividends paid on Preferred Shares	–	(24)	(45)
Proceeds from exercise of options for Common Shares	15	97	65
Proceeds from Common Shares issued under ESPP	10	10	9
Net repayment of short-term debt	–	(51)	(449)
Redemption of Preferred Shares	–	(575)	–
Net proceeds from issuance of Common Shares
Net cash flows used for financing activities	(363)	(905)	(761)
Net increase (decrease) in cash	51	(52)	(13)
Cash – beginning of year	(52)	–	13
Cash – end of year	$(1)	$(52)	$–

SCHEDULE IV

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2009	$15,415	$5,943	$3,768	$13,240	28%
2008	$16,087	$6,144	$3,260	$13,203	25%
2007	$14,673	$5,834	$3,458	$12,297	28%

SCHEDULE VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2009, 2008, and 2007 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2009	$1,396	$25,038	$6,034	$12,713	$1,940	$8,001	$(579)	$2,076	$6,948	$12,735
2008	$1,192	$24,241	$5,924	$12,742	$1,966	$8,417	$(814)	$2,087	$6,327	$12,594
2007	$1,109	$23,592	$6,215	$11,929	$1,863	$7,568	$(217)	$1,726	$5,934	$11,598