Form 10-Q
period 2010-03-31
ACE Ltd
filed 2010-05-07
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 31.55 par value) outstanding as of May 4, 2010, was 338,660,899.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2010	December 31 2009
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $39,603 and $38,985) (includes hybrid financial instruments of $367 and $354)	$40,564	$39,525
Fixed maturities held to maturity, at amortized cost (fair value – $3,433 and $3,561)	3,335	3,481
Equity securities, at fair value (cost – $271 and $398)	316	467
Short-term investments, at fair value and amortized cost	2,052	1,667
Other investments (cost – $1,332 and $1,258)	1,472	1,375

Total investments	47,739	46,515
Cash	726	669
Securities lending collateral	1,611	1,544
Accrued investment income	517	502
Insurance and reinsurance balances receivable	3,685	3,671
Reinsurance recoverable on losses and loss expenses	13,335	13,595
Reinsurance recoverable on policy benefits	303	298
Deferred policy acquisition costs	1,517	1,445
Value of business acquired	712	748
Goodwill and other intangible assets	3,883	3,931
Prepaid reinsurance premiums	1,646	1,521
Deferred tax assets	1,174	1,154
Investments in partially-owned insurance companies (cost – $315 and $314)	454	433
Other assets	2,027	1,954

Total assets	$79,329	$77,980

Liabilities
Unpaid losses and loss expenses	$37,551	$37,783
Unearned premiums	6,437	6,067
Future policy benefits	3,057	3,008
Insurance and reinsurance balances payable	3,147	3,295
Deposit liabilities	323	332
Securities lending payable	1,639	1,586
Payable for securities purchased	534	154
Accounts payable, accrued expenses, and other liabilities	2,165	2,349
Income taxes payable	223	111
Short-term debt	150	161
Long-term debt	3,158	3,158
Trust preferred securities	309	309

Total liabilities	58,693	58,313

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 31.55 and CHF 31.88 par value, 340,158,641 and 337,841,616 shares issued, 338,610,718 and 336,524,657 shares outstanding)	10,470	10,503
Common Shares in treasury (1,547,923 and 1,316,959 shares)	(27)	(3)
Additional paid-in capital	5,494	5,526
Retained earnings	3,573	2,818
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	1,126	823
Common Shares issued to employee trust	(2)	(2)

Total shareholders’ equity	20,636	19,667

Total liabilities and shareholders’ equity	$79,329	$77,980

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$3,571	$3,424
Change in unearned premiums	(294)	(230)

Net premiums earned	3,277	3,194
Net investment income	504	502
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(50)	(192)
Portion of OTTI losses recognized in other comprehensive income (OCI)	32	—

Net OTTI losses recognized in income	(18)	(192)
Net realized gains (losses) excluding OTTI losses	186	71

Total net realized gains (losses)	168	(121)

Total revenues	3,949	3,575

Expenses
Losses and loss expenses	1,921	1,816
Policy benefits	87	99
Policy acquisition costs	554	481
Administrative expenses	460	420
Interest expense	52	53
Other (income) expense	(4)	14

Total expenses	3,070	2,883

Income before income tax	879	692
Income tax expense	124	125

Net income	$755	$567

Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$583	$(446)
Reclassification adjustment for net realized (gains) losses included in net income	(129)	179

	454	(267)
Change in:
Cumulative translation adjustment	(90)	(58)
Pension liability	6	(4)

Other comprehensive income (loss), before income tax	370	(329)
Income tax (expense) benefit related to other comprehensive income items	(67)	99

Other comprehensive income (loss)	303	(230)

Comprehensive income	$1,058	$337

Basic earnings per share	$2.23	$1.69

Diluted earnings per share	$2.22	$1.69

See accompanying notes to the interim consolidated financial statements

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,503	$10,827
Net shares issued under employee share-based compensation plans	70	68
Exercise of stock options	2	1
Dividends declared on Common Shares-par value reduction	(105)	(88)

Balance – end of period	10,470	10,808

Common Shares in treasury
Balance – beginning of period	(3)	(3)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	(24)	2

Balance – end of period	(27)	(1)

Additional paid-in capital
Balance – beginning of period	5,526	5,464
Net shares redeemed under employee share-based compensation plans	(68)	(79)
Exercise of stock options	5	—
Share-based compensation expense	31	31

Balance – end of period	5,494	5,416

Retained earnings
Balance – beginning of period	2,818	74
Net income	755	567

Balance – end of period	3,573	641

Deferred compensation obligation
Balance – beginning and end of period	$2	$3

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$657	$(1,712)
Change in period, net of income tax (expense) benefit of $(105) and $78	349	(189)

Balance – end of period	1,006	(1,901)

Cumulative translation adjustment
Balance – beginning of period	240	(161)
Change in period, net of income tax (expense) benefit of $40 and $20	(50)	(38)

Balance – end of period	190	(199)

Pension liability adjustment
Balance – beginning of period	(74)	(43)
Change in period, net of income tax (expense) benefit of $(2) and $1	4	(3)

Balance – end of period	(70)	(46)

Accumulated other comprehensive income (loss)	1,126	(2,146)

Common Shares issued to employee trust
Balance – beginning and end of period	(2)	(3)

Total shareholders’ equity	$20,636	$14,718

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$755	$567
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(168)	121
Amortization of premiums/discounts on fixed maturities	30	2
Deferred income taxes	(62)	(20)
Unpaid losses and loss expenses	(90)	6
Unearned premiums	394	339
Future policy benefits	53	22
Insurance and reinsurance balances payable	(122)	117
Accounts payable, accrued expenses, and other liabilities	(104)	(68)
Income taxes payable	115	54
Insurance and reinsurance balances receivable	(65)	(405)
Reinsurance recoverable on losses and loss expenses	172	60
Reinsurance recoverable on policy benefits	(1)	(90)
Deferred policy acquisition costs	(91)	(73)
Prepaid reinsurance premiums	(139)	(109)
Other	146	39

Net cash flows from operating activities	823	562

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(8,505)	(6,456)
Purchases of to be announced mortgage-backed securities	(83)	(3,460)
Purchases of fixed maturities held to maturity	(154)	(100)
Purchases of equity securities	(11)	(152)
Sales of fixed maturities available for sale	6,830	5,127
Sales of to be announced mortgage-backed securities	83	3,469
Sales of fixed maturities held to maturity	—	1
Sales of equity securities	183	153
Maturities and redemptions of fixed maturities available for sale	814	821
Maturities and redemptions of fixed maturities held to maturity	293	129
Net derivative instruments settlements	(39)	37
Other	(77)	(65)

Net cash flows used for investing activities	(666)	(496)

Cash flows used for financing activities
Dividends paid on Common Shares	(105)	(91)
Proceeds from exercise of options for Common Shares	7	1
Proceeds from Common Shares issued under ESPP	5	5

Net cash used for financing activities	(93)	(85)

Effect of foreign currency rate changes on cash and cash equivalents	(7)	(4)

Net increase (decrease) in cash	57	(23)
Cash – beginning of period	669	867

Cash – end of period	$726	$844

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE or the Company) is a holding company incorporated in Zurich, Switzerland. The Company, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 9.

The interim unaudited consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Significant accounting policies

New accounting pronouncements

Adopted in the three months ended March 31, 2010

Consolidation of variable interest entities and accounting for transfers of financial assets

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16) and ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17). ASU 2009-16 amends Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing, by removing the exemption from consolidation for qualifying special purpose entities. This statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-17 amends ASC Topic 810, Consolidation, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-16 and ASU 2009-17 were effective for interim and annual reporting periods beginning on January 1, 2010. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Fair value measurements and disclosures

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). The provisions of ASU 2010-06 amend ASC Topic 820, Fair value measurements and Disclosures, (Topic 820) to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Investments

a) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI.

	March 31, 2010
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,651	$53	$(15)	$3,689	$—
Foreign	10,977	355	(67)	11,265	(31)
Corporate securities	13,545	732	(107)	14,170	(39)
Mortgage-backed securities	9,999	294	(314)	9,979	(249)
States, municipalities, and political subdivisions	1,431	45	(15)	1,461	—

	$39,603	$1,479	$(518)	$40,564	$(319)

Held to maturity
U.S. Treasury and agency	$998	$31	$(1)	$1,028	$—
Foreign	25	1	—	26	—
Corporate securities	311	12	(1)	322	—
Mortgage-backed securities	1,377	58	(8)	1,427	—
States, municipalities, and political subdivisions	624	8	(2)	630	—

	$3,335	$110	$(12)	$3,433	$—

	December 31, 2009
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,680	$48	$(19)	$3,709	$—
Foreign	10,960	345	(160)	11,145	(37)
Corporate securities	12,707	658	(150)	13,215	(41)
Mortgage-backed securities	10,058	239	(455)	9,842	(227)
States, municipalities, and political subdivisions	1,580	52	(18)	1,614	—

	$38,985	$1,342	$(802)	$39,525	$(305)

Held to maturity
U.S. Treasury and agency	$1,026	$33	$(2)	$1,057	$—
Foreign	26	1	—	27	—
Corporate securities	313	10	(1)	322	—
Mortgage-backed securities	1,440	39	(10)	1,469	—
States, municipalities, and political subdivisions	676	11	(1)	686	—

	$3,481	$94	$(14)	$3,561	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” column above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the statement of comprehensive income. For the three months ended March 31, 2010, $63 million of net unrealized appreciation related to such securities is included in OCI. At March 31, 2010, and December 31, 2009, AOCI includes net unrealized depreciation of $156 million and $162 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

The following table presents fixed maturities at March 31, 2010, and December 31, 2009, by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	March 31 2010		December 31 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$1,426	$1,494	$1,354	$1,352
Due after 1 year through 5 years	14,468	14,940	14,457	14,905
Due after 5 years through 10 years	10,515	10,953	9,642	10,067
Due after 10 years	3,195	3,198	3,474	3,359

	29,604	30,585	28,927	29,683
Mortgage-backed securities	9,999	9,979	10,058	9,842

	$39,603	$40,564	$38,985	$39,525

Held to maturity; maturity period
Due in 1 year or less	$686	$696	$755	$766
Due after 1 year through 5 years	1,170	1,209	1,096	1,129
Due after 5 years through 10 years	17	18	108	115
Due after 10 years	85	83	82	82

	1,958	2,006	2,041	2,092
Mortgage-backed securities	1,377	1,427	1,440	1,469

	$3,335	$3,433	$3,481	$3,561

b) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities at March 31, 2010, and December 31, 2009.

	March 31 2010	December 31 2009
	(in millions of U.S. dollars)
Cost	$271	$398
Gross unrealized appreciation	46	70
Gross unrealized depreciation	(1)	(1)

Fair value	$316	$467

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

c) Net realized gains (losses)

The Company adopted provisions included in ASC Topic 320, Investments-Debt and Equity Securities, (Topic 320) related to the recognition and presentation of OTTI as at April 1, 2009. Under these provisions, when an OTTI related to a fixed maturity has occurred, ACE is required to record the OTTI in net income if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security. Further, in cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities. For fixed maturities, prior to this adoption, ACE was required to record OTTI in net income unless the Company had the intent and ability to hold the impaired security to recovery. These provisions do not have any impact on the accounting for OTTI for any other type of investment.

Each quarter, the Company reviews its securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI.

For impaired fixed maturities, the Company assesses OTTI based on the provisions of Topic 320 as described above. The factors that the Company considers when determining if a credit loss exists related to a fixed maturity are discussed in “Evaluation of potential credit losses related to fixed maturities” below. Prior to the adoption, when evaluating fixed maturities for OTTI, the Company principally considered its ability and intent to hold the impaired security to the expected recovery period, the issuer’s financial condition, and the Company’s assessment (using available market information such as credit ratings) of the issuer’s ability to make future scheduled principal and interest payments on a timely basis.

The Company reviews all non-fixed maturities for OTTI based on the following:

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

Evaluation of potential credit losses related to fixed maturities

ACE reviews each fixed maturity in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, ACE considers credit rating, market price, and issuer-specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which ACE determines that credit loss is likely are subjected to further analysis to estimate the credit loss recognized in net income, if any. In general, credit loss recognized in net income equals the difference between the security’s amortized cost and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security. The specific methodologies and significant assumptions used by asset class are discussed below. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $60 million of gross unrealized loss at March 31, 2010. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of credit worthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

Corporate securities

Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. ACE develops these estimates using information based on market observable data, issuer-specific information, and credit ratings. ACE developed its default assumption by using historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. ACE believes that use of a default assumption in excess of the historical mean is reasonable in light of recent market conditions. The following table presents default assumptions by Moody’s rating category (historical mean default rate provided for comparison).

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities for the three months ended March 31, 2010, of $1 million, all of which relate to below investment grade securities.

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

The following table presents the significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss at March 31, 2010, by sector and vintage.

Range of Significant Assumptions Used

Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2004	15-42%	39-46%
	2005	22-49%	36-56%
	2006	32-64%	47-58%
	2007	31-86%	52-61%

ALT-A	2004	29%	50%
	2005	25-51%	33-64%
	2006	54-89%	60-71%
	2007	32-61%	57-70%

Option ARM	2004	52%	50%
	2005	64-86%	61-62%
	2006	72-82%	61-70%
	2007	69-83%	58-69%

Sub-prime	2004	59%	64%
	2005	73%	78%
	2006	79-81%	79-86%
	2007	81-86%	55-83%

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities for the three months ended March 31, 2010, of $17 million. Given the variation in ratings between major rating agencies for the securities for which a credit loss was recognized in net income, ACE does not believe it is useful to provide the credit loss split between investment grade and below investment grade.

The following table presents, for the periods indicated, the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary”. The impairments recorded in net income related to fixed maturities for the three months ended March 31, 2010, were credit-related.

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(50)	$(88)
OTTI on fixed maturities recognized in OCI (pre-tax)	32	—

OTTI on fixed maturities, net	(18)	(88)
Gross realized gains excluding OTTI	168	151
Gross realized losses excluding OTTI	(69)	(111)

Total fixed maturities	81	(48)

Equity securities:
OTTI on equity securities	—	(25)
Gross realized gains excluding OTTI	45	4
Gross realized losses excluding OTTI	—	(79)

Total equity securities	45	(100)

OTTI on other investments	—	(79)
Foreign exchange gains (losses)	(9)	32
Investment and embedded derivative instruments	19	55
Fair value adjustments on insurance derivative	96	(1)
S&P put options and futures	(59)	25
Other derivative instruments	(9)	(27)
Other	4	22

Net realized gains (losses)	$168	$(121)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents, for the three months ended March 31, 2010, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI.

Three Months Ended March 31, 2010
(in millions of U.S. dollars)
Balance of credit losses related to securities still held-beginning of period	$174
Additions where no OTTI was previously recorded	17
Additions where an OTTI was previously recorded	1
Reductions for securities sold during the period	(29)

Balance of credit losses related to securities still held-end of period	$163

d) Gross unrealized loss

At March 31, 2010, there were 3,301 fixed maturities out of a total of 18,770 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $25 million. Credit spreads continued to tighten through the first quarter of 2010, resulting in a decrease in the gross unrealized losses in the investment portfolio. Fixed maturities in an unrealized loss position at March 31, 2010, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase and included non-agency mortgage-backed securities that suffered a decline in value since their original date of purchase.

The following tables present, for all securities in an unrealized loss position at March 31, 2010, and December 31, 2009 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
March 31, 2010
U.S. Treasury and agency	$1,597	$(14.8)	$34	$(1.2)	$1,631	$(16.0)
Foreign	2,433	(47.2)	291	(20.0)	2,724	(67.2)
Corporate securities	1,828	(26.3)	601	(81.3)	2,429	(107.6)
Mortgage-backed securities	1,410	(17.6)	1,315	(304.8)	2,725	(322.4)
States, municipalities, and political subdivisions	476	(12.4)	58	(4.1)	534	(16.5)

Total fixed maturities	7,744	(118.3)	2,299	(411.4)	10,043	(529.7)
Equity securities	5	(1.0)	1	(0.2)	6	(1.2)
Other investments	—	—	60	(11.6)	60	(11.6)

Total	$7,749	$(119.3)	$2,360	$(423.2)	$10,109	$(542.5)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2009
U.S. Treasury and agency	$1,952	$(19.4)	$21	$(1.1)	$1,973	$(20.5)
Foreign	2,568	(124.0)	363	(36.4)	2,931	(160.4)
Corporate securities	1,222	(52.3)	865	(99.1)	2,087	(151.4)
Mortgage-backed securities	1,731	(54.8)	1,704	(409.7)	3,435	(464.5)
States, municipalities, and political subdivisions	455	(13.9)	60	(5.0)	515	(18.9)

Total fixed maturities	7,928	(264.4)	3,013	(551.3)	10,941	(815.7)
Equity securities	111	(1.3)	—	—	111	(1.3)
Other investments	81	(16.4)	—	—	81	(16.4)

Total	$8,120	$(282.1)	$3,013	$(551.3)	$11,133	$(833.4)

e) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at March 31, 2010, are fixed maturities and short-term investments totaling $12.3 billion and cash of $117 million. The following table presents the components of the restricted assets at March 31, 2010, and December 31, 2009.

	March 31 2010	December 31 2009
	(in millions of U.S. dollars)
Trust funds	$8,401	$8,047
Deposits with non-U.S. regulatory authorities	2,437	2,475
Deposits with U.S. regulatory authorities	1,326	1,199
Other pledged assets	247	245

	$12,411	$11,966

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance for the periods indicated.

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$29	$23
Policy benefits	$24	$44
GMIB
Net premiums earned	$41	$40
Policy benefits	7	2
Realized gains (losses)	96	(1)

Gain (loss) recognized in income	$130	$37

Net cash received (disbursed)	$40	$40
Net (increase) decrease in liability	$90	$(3)

At March 31, 2010, reported liabilities for GMDB and GMIB reinsurance were $209 million and $469 million, respectively, compared with $212 million and $559 million, respectively, at December 31, 2009. The reported liability for GMIB reinsurance of $469 million at March 31, 2010, and $559 million at December 31, 2009, includes a fair value derivative adjustment of $347 million and $443 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At March 31, 2010, and December 31, 2009, the Company’s net amount at risk from its GMDB reinsurance programs was $3.5 billion and $3.8 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2010, and December 31, 2009, respectively);
•	there are no lapses or withdrawals;
•	mortality according to 100 percent of the Annuity 2000 mortality table; and
•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between three to four percent.

At March 31, 2010, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.2 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GMIB reinsurance

At March 31, 2010, and December 31, 2009, the Company’s net amount at risk from its GMIB reinsurance programs was $615 million and $683 million, respectively. For GMIB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2010, and December 31, 2009, respectively);
•	there are no deaths, lapses, or withdrawals;
•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve; and
•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between one to two percent.

The average attained age of all policyholders under all benefits reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 66.

5. Commitments, contingencies, and guarantees

a) Derivative instruments

Derivative instruments employed

The Company maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Along with convertible bonds and to be announced mortgage-backed securities (TBA), discussed below, these are the most numerous and frequent derivative transactions.

ACE maintains positions in convertible bond investments that contain embedded derivatives. In addition, the Company purchases TBAs as part of its investing activities. These securities are included within the Company’s fixed maturities available for sale (FM AFS) portfolio.

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of GMIBs associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GMIBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within Accounts payable, accrued expenses, and other liabilities (AP). The Company also maintains positions in exchange-traded equity futures contracts and options on equity market futures to limit equity and interest rate exposure in the GMDB and GMIB block of business.

In relation to certain long- and short-term debt issuances, the Company has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company carries all derivative instruments at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at March 31, 2010, and December 31, 2009.

		March 31, 2010		December 31, 2009
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$4	$539	$6	$393
Futures contracts on money market instruments	AP	6	2,782	4	4,711
Futures contracts on notes and bonds	AP	1	629	(2)	500
Options on money market instruments	AP	—	1,024	—	200
Options on notes and bonds futures	AP	—	124	(1)	305
Convertible bonds	FM AFS	367	946	354	725
TBAs	FM AFS	11	10	11	10

		$389	$6,054	$372	$6,844

Other derivative instruments
Futures contracts on equities	AP	$(19)	$998	$(9)	$960
Options on equity market futures	AP	48	250	56	250
Interest rate swaps	AP	(28)	500	(24)	500
Credit default swaps	AP	1	350	2	350
Other	AP	13	30	12	37

		$15	$2,128	$37	$2,097

GMIB(1)	AP/FPB	$(469)	$615	$(559)	$683

(1)	Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations for the periods indicated.

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$13	$21
All other futures contracts and options	8	14
Convertible bonds	(2)	19
TBAs	—	1

	$19	$55

GMIB and other derivative instruments
GMIB	$96	$(1)
Futures contracts on equities	(51)	(13)
Options on equity market futures	(8)	38
Interest rate swaps	(9)	(25)
Credit default swaps	—	(3)
Other	—	1

	$28	$(3)

	$47	$52

Credit risk-related contingent features

Certain of the Company’s derivative instruments contain provisions that impact the amount of collateral that ACE is required to post and that allow the contract counterparty to cancel the contract contingent on the Company’s, and in certain cases subsidiaries of the Company’s, senior debt ratings (Ratings). The aggregate fair value of derivative instruments in a liability position with credit risk-related contingent features at March 31, 2010, was $27 million. In connection with these contracts, ACE has posted collateral of $17 million at March 31, 2010. The amount of collateral that ACE is required to post under these contracts would increase should the Company’s Ratings deteriorate. At March 31, 2010, the maximum amount of collateral that the Company would be required to post in respect of these derivative instruments, based on the contractual Ratings-based scales, is $27 million. If ACE’s Ratings fall to BBB- as measured by Standard and Poor’s (S&P) or Baa3 as measured by Moody’s, the contract counterparties would be able to cancel the contracts and they would be settled at fair value on the date of cancellation.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(ii) Duration management and market exposure

Futures

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. Exchange-traded bond and note futures contracts are used in fixed maturity portfolios as substitutes for ownership of the bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed. Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GMIB reinsurance business.

Options

An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. Option contracts are used in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic strategy as described above. Another use for option contracts is to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GMIB reinsurance business. The price of an option is influenced by the underlying security, expected volatility, time to expiration, and supply and demand.

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

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used occasionally in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using interest rate swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced. The Company also employs interest rate swaps related to certain debt issuances for the purpose of either fixing and/or reducing borrowing costs.

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

(iii) Convertible security investments

A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond’s maturity. The convertible option is an embedded derivative within the fixed maturity host instruments which are classified in the investment portfolio as available for sale. The Company purchases convertible bonds for their total return and not specifically for the conversion feature.

(iv) TBA

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

b) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $949 million. In connection with these investments, the Company has commitments that may require funding of up to $669 million over the next several years.

c) Taxation

The Internal Revenue Service (IRS) completed its field examination of the Company’s federal tax returns for 2002, 2003, and 2004 during the third quarter of 2007, and has proposed several adjustments principally involving transfer pricing and other insurance-related tax deductions. The Company subsequently filed a written protest with the IRS and the case is currently being reviewed by the IRS Appeals Division. The Company expects the appeals process to be completed within the next 12 months. The IRS is currently conducting an examination of the Company’s 2005 through 2007 tax returns and the examination is expected to be completed during 2010. While it is reasonably possible that a significant change in the Company’s unrecognized tax benefits could occur in the next 12 months, the Company believes that the outcome of the appeal and the current examination will not have a material impact on ACE’s financial condition. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2007 and later.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d) Legal proceedings

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

In June 2008, in an action filed by the NYAG against another insurer, a New York court held that “[c]ontingent commission agreements between brokers and insurers are not illegal, and, in the absence of a special relationship between parties, defendants[s] had no duty to disclose the existence of the contingent commission agreement.” New York v. Liberty Mut. Ins. Co., 52 A.D. 3d 378, 379 (2008) (citing Hersch v. DeWitt Stern Group, Inc., 43 A.D. 3d 644, 645 (2007). In February 2010, the NYAG amended its agreement with the country’s three largest insurance brokers, eliminating the ban on contingent commissions that was levied in 2005.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(iii) Legislative activity

The State of New York, as part of the 2009-10 State budget, has adopted language that requires an insurer which (1) paid to the Workers’ Compensation Board (WCB) various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) “has identified and held any funds collected but not paid to the WCB, as measurable and available, as of January 1, 2009” to pay retroactive assessments to the WCB. The language, and impact, of this new law is at present uncertain because it uses terms and dates that are not readily identifiable with respect to insurers’ statutory financial statements and because the State has not promulgated implementing regulations or other explanatory materials. The Company’s understanding is that the law is intended to address certain inconsistencies in the New York State laws regulating the calculation of workers’ compensation assessments by insurance carriers and the remittance of those funds to the State. In July 2009, ACE received a subpoena from the NYAG requesting documents related to these issues, and in October 2009, ACE received a request from the WCB asking ACE to explain whether or not it was an “affected carrier” under the new law. In addition, the New York State legislature, as part of the 2010-11 State budget, is considering language that, if enacted, would require an insurer who paid to the WCB various statutory assessments in an amount less than that insurer “collected” from insured employers for the period April 1, 2008, through March 31, 2009, to pay such “excess assessment funds” to the WCB. Although the Company cannot at this time predict the interpretation that will be afforded the language in the 2009-10 State budget, and cannot predict the outcome of the legislative process with regard to the language in the proposed 2010-11 State budget, ACE is confident that it has complied with the law governing workers’ compensation surcharges and assessments. ACE has established a contingency based on the Company’s best estimate of the potential liability that could result from the legislation or other events surrounding this topic, based on the facts and circumstances at this time. Such contingency will be increased or decreased as circumstances develop. The Company does not expect these events to have a material impact on its financial condition or results of operations.

6. Shareholders’ equity

All Common Shares of the Company are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. For the foreseeable future, subject to shareholder approval, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the three months ended March 31, 2010 and 2009, dividends declared per Common Share amounted to CHF 0.33 ($0.31) and CHF 0.30 ($0.26), respectively. The par value distribution in the three months ended March 31, 2010, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 31.55.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options. At March 31, 2010, 1,547,923 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

7. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair value of the Company’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 25, 2010, the Company granted 2,114,706 stock options with a weighted-average grant date fair value of $12.08. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 25, 2010, the Company granted 2,187,844 restricted stock awards and 320,766 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $50.37. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Common Share upon vesting.

8. Fair value measurements

Fair value hierarchy

The provisions of Topic 820 define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ACE makes decisions regarding the categorization of assets or liabilities within the valuation hierarchy based on the inputs used to determine respective fair values at the balance sheet date. Accordingly, transfers between levels within the valuation hierarchy are determined on the same basis.

The Company utilizes one or more pricing services to obtain fair value measurements for the majority of the investment securities it holds. Based on management’s understanding of the methodologies used by these pricing services, all applicable investments have been valued in accordance with GAAP valuation principles. The following is a description of the valuation techniques and inputs used to determine fair values for the Company’s financial instruments carried or disclosed at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities

The Company utilizes pricing services to estimate fair value measurements for the majority of its fixed maturities. The pricing services utilize market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependant on the asset class and the market conditions. Additionally, given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Fixed maturities for which pricing is unobservable are classified within Level 3.

Equity securities

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For non-public equity securities, fair values are based on market valuations and are classified within Level 2.

Short-term investments

Short-term investments, which comprise securities due to mature within one year of the date of purchase, that are traded in active markets are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates par value.

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

Other investments

Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which the Company has used NAV as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investment or will not have the contractual option to redeem the investments in the near term. The remainder of such investments are classified within Level 2. Equity securities and fixed maturities held in rabbi trusts maintained by the Company for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as the Company’s other equity securities and fixed maturities.

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

Guaranteed minimum income benefits

The liability for GMIBs arises from the Company’s life reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs associated with variable annuity contracts. For GMIB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions and demographics of in-force annuities. Based on the quarterly reserve review, no material changes were made to actuarial or behavioral assumptions during the quarter ended March 31, 2010. The most significant policyholder behavior assumptions include lapse rates and annuitization rates using the guaranteed benefit (GMIB annuitization rate). Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodology to determine rates applied to each treaty is comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors. A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The Company views the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GMIB reinsurance is classified within Level 3.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, at March 31, 2010, and December 31, 2009.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)

March 31, 2010
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,845	$1,844	$—	$3,689
Foreign	246	10,998	21	11,265
Corporate securities	34	14,003	133	14,170
Mortgage-backed securities	—	9,967	12	9,979
States, municipalities, and political subdivisions	—	1,459	2	1,461

	2,125	38,271	168	40,564

Fixed maturities held to maturity
U.S. Treasury and agency	378	650	—	1,028
Foreign	—	26	—	26
Corporate securities	—	322	—	322
Mortgage-backed securities	—	1,427	—	1,427
States, municipalities, and political subdivisions	—	630	—	630

	378	3,055	—	3,433

Equity securities	302	1	13	316
Short-term investments	1,449	603	—	2,052
Other investments	31	205	1,236	1,472
Securities lending collateral	—	1,611	—	1,611
Investments in partially-owned insurance companies	—	—	454	454
Investment derivative instruments	11	—	—	11
Other derivative instruments	(19)	20	14	15

Total assets at fair value	$4,277	$43,766	$1,885	$49,928

Liabilities:
GMIB	$—	$—	$469	$469
Short-term debt	—	158	—	158
Long-term debt	—	3,433	—	3,433
Trust preferred securities	—	351	—	351

Total liabilities at fair value	$—	$3,942	$469	$4,411

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no significant gross transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)
December 31, 2009
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,611	$2,098	$—	$3,709
Foreign	207	10,879	59	11,145
Corporate securities	31	13,016	168	13,215
Mortgage-backed securities	—	9,821	21	9,842
States, municipalities, and political subdivisions	—	1,611	3	1,614

	1,849	37,425	251	39,525

Fixed maturities held to maturity
U.S. Treasury and agency	414	643	—	1,057
Foreign	—	27	—	27
Corporate securities	—	322	—	322
Mortgage-backed securities	—	1,424	45	1,469
States, municipalities, and political subdivisions	—	686	—	686

	414	3,102	45	3,561

Equity securities	453	2	12	467
Short-term investments	1,132	535	—	1,667
Other investments	31	195	1,149	1,375
Securities lending collateral	—	1,544	—	1,544
Investments in partially-owned insurance companies	—	—	433	433
Investment derivative instruments	7	—	—	7
Other derivative instruments	(9)	32	14	37

Total assets at fair value	$3,877	$42,835	$1,904	$48,616

Liabilities:
GMIB	$—	$—	$559	$559
Short-term debt	—	168	—	168
Long-term debt	—	3,401	—	3,401
Trust preferred securities	—	336	—	336

Total liabilities at fair value	$—	$3,905	$559	$4,464

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value of alternative investments

Included in the Other investments in the fair value hierarchy at March 31, 2010, and December 31, 2009, are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At March 31, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV. The following table presents, by investment category, the fair values and maximum future funding commitments related to these investments at March 31, 2010, and December 31, 2009.

	March 31, 2010		December 31, 2009
	Fair Value	Maximum future funding commitments	Fair Value	Maximum future funding commitments
	(in millions of U.S. dollars)
Financial	$178	$77	$173	$109
Real estate	104	138	89	150
Distressed	237	59	233	59
Mezzanine	100	126	102	75
Traditional	297	265	243	300
Vintage	33	4	31	2
Investment funds	317	—	310	—

	$1,266	$669	$1,181	$695

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

Real Estate

Real Estate consists of investments in private equity funds targeting global distress opportunities, value added U.S. properties, and global mezzanine debt securities in the commercial real estate market. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects the majority of these underlying assets to be liquidated over the next 3 to 9 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Mezzanine

Mezzanine consists of investments in private equity funds targeting private mezzanine debt of large-cap and mid-cap companies in the U.S. and worldwide. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects the majority of these underlying assets to be liquidated over the next 6 to 9 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

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

Vintage

Vintage consists of investments in private equity funds made before 2002 and where the funds’ commitment periods had already expired. Included in this category are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. The Company expects these underlying assets to be liquidated over the next 1 to 3 years. ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Investment Funds

ACE’s investment funds employ various investment strategies such as long/short equity and arbitrage/distressed. Included in this category are investments for which ACE has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, the Company may redeem investment fund investments monthly, quarterly, semi-annually, or annually. If the Company wishes to redeem an investment fund investment, ACE must first determine if the investment fund is still in a lock-up period (a time when ACE cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, ACE must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem ACE’s investment within several months of the notification. Notice periods for redemption of ACE’s investment funds range between 5 and 120 days. ACE can redeem its investment funds without consent from the investment fund managers.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the periods indicated.

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance-End of Period	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
	(in millions of U.S. dollars)
Three Months Ended March 31, 2010
Assets:
Fixed maturities available for sale
Foreign	$59	$(1)	$—	$—	$(37)	$21	$—
Corporate securities	168	—	3	(3)	(35)	133	—
Mortgage-backed securities	21	—	—	(9)	—	12	—
States, municipalities, and political subdivisions	3	—	—	(1)	—	2	—

	251	(1)	3	(13)	(72)	168	—

Fixed maturities held to maturity
Mortgage-backed securities	45	—	—	—	(45)	—	—

	45	—	—	—	(45)	—	—

Equity securities	12	—	1	—	—	13	—
Other investments	1,149	1	19	67	—	1,236	1
Investments in partially-owned insurance companies	433	—	21	—	—	454	—
Other derivative instruments	14	—	—	—	—	14	—

Total assets at fair value	$1,904	$—	$44	$54	$(117)	$1,885	$1

Liabilities:
GMIB	$559	$(96)	$—	$6	$—	$469	$(96)

(1)	Relates only to financial instruments still held at the balance sheet date.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
	(in millions of U.S. dollars)
Three Months Ended March 31, 2009
Assets:
Fixed maturities available for sale	$274	$(3)	$(4)	$(10)	$(27)	$230	$(3)
Fixed maturities held to maturity	1	—	—	(1)	—	—	—
Equity securities	21	—	—	4	(17)	8	—
Short-term investments	—	—	—	1	—	1	—
Other investments	1,099	(89)	(21)	38	—	1,027	(89)
Investments in partially-owned insurance companies	435	—	3	43	—	481	—
Other derivative instruments	87	(1)	—	(3)	—	83	(1)

Total assets at fair value	$1,917	$(93)	$(22)	$72	$(44)	$1,830	$(93)

Liabilities:
GMIB	$910	$1	$—	$2	$—	$913	$1

(1)	Relates only to financial instruments still held at the balance sheet date.

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

The Insurance – North American segment comprises the operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations. ACE USA is the North American retail operating division which provides a broad array of Property & Casualty (P&C), Accident & Health (A&H), and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Westchester specializes in the North American wholesale distribution of excess and surplus P&C, environmental, professional and inland marine products in addition to crop insurance in the U.S. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering exposures that are generally low in frequency and high in severity. ACE Private Risk Services provides personal lines coverages (such as homeowners and automobile) for high net worth individuals and families in North America. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

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

Corporate and Other (Corporate) includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. Losses and loss expenses arise in connection with the commutation of ceded reinsurance contracts that result from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money. Due to the Company’s initiatives to reduce reinsurance recoverable balances and thereby encourage such commutations, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. ACE also eliminates the impact of intersegment loss portfolio transfer transactions which are not reflected in the results within the statements of operations by segment.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting losses and loss expenses, policy benefits, policy acquisition costs, and administrative expenses from net premiums earned. For the Life business, management also includes net investment income as a component of underwriting income. The following tables present the operations by segment for the periods indicated.

Statement of Operations by Segment

For the Three Months Ended March 31, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,395	$1,420	$371	$385	$—	$3,571
Net premiums earned	1,370	1,251	276	380	—	3,277
Losses and loss expenses	938	701	151	131	—	1,921
Policy benefits	—	3	—	84	—	87
Policy acquisition costs	156	283	54	61	—	554
Administrative expenses	148	202	12	58	40	460

Underwriting income (loss)	128	62	59	46	(40)	255

Net investment income	278	114	69	43	—	504
Net realized gains (losses) including OTTI	80	22	31	43	(8)	168
Interest expense	—	—	—	—	52	52
Other (income) expense	(5)	2	(4)	3	—	(4)
Income tax expense (benefit)	104	14	10	14	(18)	124

Net income (loss)	$387	$182	$153	$115	$(82)	$755

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended March 31, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,392	$1,327	$359	$346	$—	$3,424
Net premiums earned	1,437	1,184	238	335	—	3,194
Losses and loss expenses	1,004	613	87	112	—	1,816
Policy benefits	—	2	—	97	—	99
Policy acquisition costs	123	260	51	47	—	481
Administrative expenses	140	175	12	58	35	420

Underwriting income (loss)	170	134	88	21	(35)	378

Net investment income	263	120	72	46	1	502
Net realized gains (losses) including OTTI	(120)	7	11	9	(28)	(121)
Interest expense	—	—	—	—	53	53
Other (income) expense	4	4	—	2	4	14
Income tax expense (benefit)	96	46	16	6	(39)	125

Net income (loss)	$213	$211	$155	$68	$(80)	$567

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, the Company does not allocate assets to its segments.

The following table presents the net premiums earned for each segment by product offering for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended March 31, 2010
Insurance – North American	$358	$944	$68	$1,370
Insurance – Overseas General	420	345	486	1,251
Global Reinsurance	138	138	—	276
Life	—	—	380	380

	$916	$1,427	$934	$3,277

For the Three Months Ended March 31, 2009
Insurance – North American	$417	$960	$60	$1,437
Insurance – Overseas General	420	315	449	1,184
Global Reinsurance	146	92	—	238
Life	—	—	335	335

	$983	$1,367	$844	$3,194

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Earnings per share

The following table presents the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31

	2010	2009
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$755	$567

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	338,478,484	335,474,828
Denominator for diluted earnings per share:
Share-based compensation plans	1,386,992	640,736

Adjusted weighted-average shares outstanding and assumed conversions	339,865,476	336,115,564

Basic earnings per share	$2.23	$1.69

Diluted earnings per share	$2.22	$1.69

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended March 31, 2010 and 2009, the potential anti-dilutive share conversions were 1,115,665 shares and 2,320,117 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2010, and December 31, 2009, and for the three months ended March 31, 2010 and 2009, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at March 31, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$47	$24,613	$23,079	$—	$47,739
Cash	86	422	218	—	726
Insurance and reinsurance balances receivable	—	3,128	557	—	3,685
Reinsurance recoverable on losses and loss expenses	—	16,980	(3,645)	—	13,335
Reinsurance recoverable on policy benefits	—	689	(386)	—	303
Value of business acquired	—	712	—	—	712
Goodwill and other intangible assets	—	3,334	549	—	3,883
Investments in subsidiaries	19,661	—	—	(19,661)	—
Due from (to) subsidiaries and affiliates, net	1,014	(591)	591	(1,014)	—
Other assets	11	7,642	1,293	—	8,946

Total assets	$20,819	$56,929	$22,256	$(20,675)	$79,329

Liabilities
Unpaid losses and loss expenses	$—	$30,090	$7,461	$—	$37,551
Unearned premiums	—	5,397	1,040	—	6,437
Future policy benefits	—	2,431	626	—	3,057
Short-term debt	—	150	—	—	150
Long-term debt	—	3,158	—	—	3,158
Trust preferred securities	—	309	—	—	309
Other liabilities	183	6,752	1,096	—	8,031

Total liabilities	183	48,287	10,223	—	58,693

Total shareholders’ equity	20,636	8,642	12,033	(20,675)	20,636

Total liabilities and shareholders’ equity	$20,819	$56,929	$22,256	$(20,675)	$79,329

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$51	$24,125	$22,339	$—	$46,515
Cash	(1)	400	270	—	669
Insurance and reinsurance balances receivable	—	3,043	628	—	3,671
Reinsurance recoverable on losses and loss expenses	—	17,173	(3,578)	—	13,595
Reinsurance recoverable on policy benefits	—	681	(383)	—	298
Value of business acquired	—	748	—	—	748
Goodwill and other intangible assets	—	3,377	554	—	3,931
Investments in subsidiaries	18,714	—	—	(18,714)	—
Due from (to) subsidiaries and affiliates, net	1,062	(669)	669	(1,062)	—
Other assets	18	7,158	1,377	—	8,553

Total assets	$19,844	$56,036	$21,876	$(19,776)	$77,980

Liabilities
Unpaid losses and loss expenses	$—	$30,038	$7,745	$—	$37,783
Unearned premiums	—	4,944	1,123	—	6,067
Future policy benefits	—	2,383	625	—	3,008
Short-term debt	—	161	—	—	161
Long-term debt	—	3,158	—	—	3,158
Trust preferred securities	—	309	—	—	309
Other liabilities	177	6,613	1,037	—	7,827

Total liabilities	177	47,606	10,530	—	58,313

Total shareholders’ equity	19,667	8,430	11,346	(19,776)	19,667

Total liabilities and shareholders’ equity	$19,844	$56,036	$21,876	$(19,776)	$77,980

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$2,227	$1,344	$—	$3,571
Net premiums earned	—	1,956	1,321	—	3,277
Net investment income	—	254	250	—	504
Equity in earnings of subsidiaries	735	—	—	(735)	—
Net realized gains (losses) including OTTI	(1)	10	159	—	168
Losses and loss expenses	—	1,316	605	—	1,921
Policy benefits	—	33	54	—	87
Policy acquisition costs and administrative expenses	16	561	444	(7)	1,014
Interest expense	(9)	60	(8)	9	52
Other (income) expense	(28)	19	5	—	(4)
Income tax expense	—	96	28	—	124

Net income	$755	$135	$602	$(737)	$755

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$2,081	$1,343	$—	$3,424
Net premiums earned	—	1,864	1,330	—	3,194
Net investment income	—	246	256	—	502
Equity in earnings of subsidiaries	569	—	—	(569)	—
Net realized gains (losses) including OTTI	(3)	(79)	(39)	—	(121)
Losses and loss expenses	—	1,168	648	—	1,816
Policy benefits	—	22	77	—	99
Policy acquisition costs and administrative expenses	10	499	400	(8)	901
Interest expense	(11)	64	(9)	9	53
Other (income) expense	—	7	7	—	14
Income tax expense	—	102	23	—	125

Net income	$567	$169	$401	$(570)	$567

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$18	$271	$534	$823

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(4,339)	(4,249)	(8,588)
Purchases of fixed maturities held to maturity	—	(153)	(1)	(154)
Purchases of equity securities	—	(4)	(7)	(11)
Sales of fixed maturities available for sale	4	3,610	3,299	6,913
Sales of equity securities	—	2	181	183
Maturities and redemptions of fixed maturities available for sale	—	446	368	814
Maturities and redemptions of fixed maturities held to maturity	—	229	64	293
Net derivative instruments settlements	(1)	(7)	(31)	(39)
Advances (to) from affiliates	159	—	(159)	—
Other	—	(40)	(37)	(77)

Net cash flows from (used for) investing activities	162	(256)	(572)	(666)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(105)	—	—	(105)
Proceeds from exercise of options for Common Shares	7	—	—	7
Proceeds from Common Shares issued under ESPP	5	—	—	5
Advances (to) from affiliates	—	2	(2)	—

Net cash flows from (used for) financing activities	(93)	2	(2)	(93)

Effect of foreign currency rate changes on cash and cash equivalents	—	5	(12)	(7)

Net increase (decrease) in cash	87	22	(52)	57
Cash – beginning of period	(1)	400	270	669

Cash – end of period	$86	$422	$218	$726

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$123	$273	$166	$562

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(4,615)	(5,301)	(9,916)
Purchases of fixed maturities held to maturity	—	(99)	(1)	(100)
Purchases of equity securities	—	(111)	(41)	(152)
Sales of fixed maturities available for sale	31	3,973	4,592	8,596
Sales of fixed maturities held to maturity	—	—	1	1
Sales of equity securities	—	118	35	153
Maturities and redemptions of fixed maturities available for sale	—	397	424	821
Maturities and redemptions of fixed maturities held to maturity	—	88	41	129
Net derivative instruments settlements	—	—	37	37
Other	—	(55)	(10)	(65)

Net cash flows from (used for) investing activities	31	(304)	(223)	(496)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(91)	—	—	(91)
Proceeds from exercise of options for Common Shares	1	—	—	1
Proceeds from Common Shares issued under ESPP	5	—	—	5
Advances from (to) affiliates	—	1	(1)	—

Net cash flows from (used for) financing activities	(85)	1	(1)	(85)

Effect of foreign currency rate changes on cash and cash equivalents	—	(1)	(3)	(4)

Net increase (decrease) in cash	69	(31)	(61)	(23)
Cash – beginning of period	(52)	442	477	867

Cash – end of period	$17	$411	$416	$844

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2010. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the SEC) include but are not limited to:

•

developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, increased government involvement or intervention in the financial services industry, the cost and availability of financing, and foreign currency exchange rate fluctuations (which we refer to in this report as foreign exchange and foreign currency exchange), which could affect our statement of operations, investment portfolio, financial position, and financing plans;

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

•	the capital markets;

•	the markets for directors and officers and errors and omissions (E&O) insurance; and

•	claims and litigation arising out of such disclosures or practices by other companies;

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

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers in more than 140 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products – such as personal accident, supplemental health and life insurance – to individuals in select countries. At March 31, 2010, ACE had total assets of $79.3 billion and shareholders’ equity of $20.6 billion.

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

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. The Insurance – North American segment includes our wholesale divisions ACE Westchester and ACE Bermuda; and our retail divisions ACE USA (including ACE Canada), ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine). The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international Accident & Health (A&H) and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, ACE Tempest Re Canada, and the reinsurance operation of ACE Global Markets. The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. For more information on each of our segments refer to “Segment Information” in our 2009 Form 10-K.

The following table shows a breakdown of our net premiums written for the years ended December 31, 2009 and 2008. This table augments the consolidated line of business disclosure as presented in “Consolidated Operating Results”, under Item 7 of our 2009 Form 10-K.

	2009	2008
Net premiums written
Retail P&C	$6,347	$6,289
Wholesale	2,222	2,426
Reinsurance	1,038	914

Property, casualty and all other	9,607	9,629
Personal accident (A&H)	3,229	3,019
Life	463	432

Total Consolidated	$13,299	$13,080

Market Conditions

For the quarter ended March 31, 2010, our industry experienced several significant natural catastrophes, continued impact of recession, and competitive market conditions. ACE’s losses in connection with the natural catastrophes were modest relative to estimated industry losses. We believe this demonstrates our commitment to underwriting discipline and sound risk management, as well as our underwriting decision to limit our exposure to non-U.S. catastrophe reinsurance due to inadequate pricing and, in many instances, what we believe to be a lack of credible data. For an overview of protections we have in place with respect to natural catastrophes, refer to the section entitled, “Natural Catastrophe Reinsurance Program”.

We are currently operating in a competitive insurance market and we believe that the significant industry losses associated with recent catastrophes are unlikely to change market conditions. As a result, we believe that the competitive market our industry is currently experiencing will continue. Client business exposures that we use for rating purposes decreased approximately 5-6 percent in the quarter ended March 31, 2010, particularly client sales-related exposures, and this has had an adverse impact on premium revenue. Insurance lags the broader economic activity and for our clients that renewed in the first quarter of 2010, we rated off of a base that began with their 2009 exposures.

Generally speaking for ACE, while there has been less opportunity to write new business at an acceptable return, there is still much opportunity globally nonetheless because of our geographic and product capability. In the U.S., our retail P&C insurance business, including personal lines, grew while reporting stable renewal retention ratios. However, because of our decision to invest and grow last year, particularly in numerous specialty-casualty related areas, our available renewal premium in the quarter ended March 31, 2010, was higher compared to the prior year quarter in a number of areas such as professional lines, excess casualty, environmental, and construction. Our premium growth in North America also benefited in the quarter ended March 31, 2010, from our capability to handle complex and fronted business, which added to our reported growth. Pricing for the business we wrote in the quarter ended March 31, 2010, decreased modestly in North America. In general, pricing on new business was less favorable than on renewals, and varied by line of business. On the international side, retail P&C insurance grew in constant dollars during the first quarter of 2010, and reported stable renewal retention ratios, while pricing decreased modestly, compared with the prior year quarter. Our Global Reinsurance segment reported growth in the quarter ended March 31, 2010, although it was primarily a consequence of the business we wrote in 2009.

A&H growth rates are generally stabilizing, though it varies by region and business. Growth continues to be impacted by recession globally – exhibited by among other things lower employee counts, fewer travelers, and a slow return or of return to consumer credit. Combined Insurance reported modest growth in constant dollars and we are beginning to benefit from modernizing efforts in their U.S. business. We are optimistic about the future for this U.S. business and we are adopting the model in and exporting it to other markets. For the quarter ended March 31, 2010, Combined’s other large markets, Australia and New Zealand reported growth, and Spain is beginning to exhibit signs of improvement, while the U.K. is stabilizing and Ireland continues to lag. We believe that international A&H has stabilized but is not yet demonstrating real growth. We expect both Combined Insurance and International A&H to continue to improve and resume positive and meaningful growth as 2010 progresses, particularly in the second half of the year.

Consolidated Operating Results – Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31		% change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Net premiums written	$3,571	$3,424	4%
Net premiums earned	3,277	3,194	3%
Net investment income	504	502	0%
Net realized gains (losses)	168	(121)	NM

Total revenues	3,949	3,575	10%

Losses and loss expenses	1,921	1,816	6%
Policy benefits	87	99	(12)%
Policy acquisition costs	554	481	15%
Administrative expenses	460	420	10%
Interest expense	52	53	(2)%
Other (income) expense	(4)	14	NM

Total expenses	3,070	2,883	6%

Income before income tax	879	692	27%
Income tax expense	124	125	(1)%

Net income	$755	$567	33%

NM – not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated.

	Three Months Ended March 31, 2010
	P&C	A&H	Total
Net premiums written:
Growth in original currency	0.8%	(0.4)%	0.6%
Foreign exchange effect	2.4%	8.3%	3.7%

Growth as reported in U.S. dollars	3.2%	7.9%	4.3%

Net premiums earned:
Growth in original currency	(1.8)%	0.3%	(1.3)%
Foreign exchange effect	2.5%	8.7%	3.9%

Growth as reported in U.S. dollars	0.7%	9.0%	2.6%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to a favorable foreign exchange impact in our international operations, as the U.S. dollar weakened against major currencies. We reported growth in our U.S. retail specialty casualty, national account business inclusive of our assumed loss portfolio business, professional, and personal lines operations, as well as our global reinsurance business and Life segment. Growth in the quarter ended March 31, 2010, was partially offset by a decline in crop which experienced a lower adjustment to net premiums written and earned in connection with the annual first quarter crop settlement; refer to Insurance – North American. Net premiums written and earned include $84 million and $31 million related to assumed loss portfolio business for the quarters ended March 31, 2010 and 2009, respectively. Net premium written and earned were reduced by $25 million due to reinstatement premiums expensed in connection with the catastrophe activity for the quarter ended March 31, 2010.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to favorable foreign exchange impact.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31		% change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Property and all other	$916	$983	(7)%
Casualty	1,427	1,367	4%

Subtotal	2,343	2,350	(0)%
Personal accident (A&H)	810	743	9%
Life	124	101	23%

Net premiums earned	$3,277	$3,194	3%

	2010 % of total	2009 % of total
Property and all other	28%	31%
Casualty	44%	43%

Subtotal	72%	74%
Personal accident (A&H)	25%	23%
Life	3%	3%

Net premiums earned	100%	100%

Net investment income was stable in the quarter ended March 31, 2010, compared with the prior year quarter. Refer to “Net Investment Income” and “Investments”.

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

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio	61.9%	59.7%
Policy acquisition cost ratio	17.0%	15.2%
Administrative expense ratio	13.9%	12.6%

Combined ratio	92.8%	87.5%

The following table shows the impact of catastrophe losses, reinstatement premiums, prior period development, and other significant events on our consolidated loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio, as reported	61.9%	59.7%
Catastrophe losses	(5.6)%	(1.3)%
Prior period development excluding crop/hail results	1.8%	2.1%
Prior period development crop/hail related	3.0%	0.2%

Loss and loss expense ratio, adjusted	61.1%	60.7%

The following table shows our consolidated loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, all excluding the impact of the prior crop-year settlements for the periods indicated.

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio	65.0%	58.7%
Policy acquisition cost ratio	15.7%	15.6%
Administrative expense ratio	14.1%	13.3%

Combined ratio	94.8%	87.6%

The table below shows the impact of the catastrophe losses by segment for the quarter ended March 31, 2010.

Catastrophe Loss Charges - By Event	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Consolidated
	(in millions of U.S. dollars, except for percentages)
Gross loss				$425

Net loss:
Haiti earthquake	$4	$2	$—	$6
Chile earthquake	5	22	7	34
France windstorm	—	5	5	10
Australia storms	—	15	17	32
US catastrophes	43	5	2	50
Other(1)	—	15	1	16

Total	$52	$64	$32	$148
Reinstatement premiums (expensed) collected	(3)	(24)	2	(25)

Total before income tax	55	88	30	173
Income tax benefit	(16)	(7)	(1)	(24)

Total after income tax	$39	$81	$29	$149

Effective tax rate	29%	8%	3%	14%

(1)	Primarily includes catastrophes in Madeira and French Polynesia.

We experienced net pre-tax catastrophe losses of $148 million (before reinstatement premiums expensed) in the quarter ended March 31 2010, compared with net catastrophe losses of $38 million in the prior year quarter. The catastrophe losses incurred during the quarter ended March 31, 2010, were primarily related to severe weather-related events in the U.S., an earthquake in Chile, and storms in Australia.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $96 million and $67 million of net favorable prior period development in the quarters ended March 31, 2010 and 2009, respectively. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in the quarter ended March 31, 2010, compared with prior year quarter primarily due to the impact of the annual crop settlement, which generated higher profit-share commissions and a lower adjustment to net premiums earned, as well as the impact of reinstatement premiums expensed in connection with catastrophe activity. Our administrative expense ratio increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the impact of the first quarter crop settlement, as well as the impact of reinstatement premiums expensed and increased costs in our international operations. Although the annual crop settlement generates minimal administrative expenses, it resulted in a lower adjustment to net premiums earned in 2010, compared with 2009. The increases in our administrative expense and policy acquisition cost ratios was partially offset by the impact of the increased assumed loss portfolio businesses, which generates minimal expenses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was

14 percent in the quarter ended March 31, 2010, compared with 18 percent in the prior year quarter. The decrease in our effective tax rate was primarily due to a higher proportion of realized gains on investments being generated in low tax-paying jurisdictions.

Prior Period Development

The favorable prior period development of $96 million and $67 million during the quarters ended March 31, 2010 and 2009, respectively, was the net result of several underlying favorable and adverse movements. With respect to ACE’s crop business, ACE regularly receives reports from its managing general agent (MGA) relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Commencing in the third quarter of 2009, prior period development for ACE’s crop business includes adjustments to both crop losses and loss expenses, and the related crop profit share commission. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability, while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes prior period development, (favorable) and adverse, by segment for the periods indicated.

Three months ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2010
Insurance – North American	$6	$(51)	$(45)	0.3%
Insurance – Overseas General	2	(39)	(37)	0.5%
Global Reinsurance	(3)	(11)	(14)	0.6%

Total	$5	$(101)	$(96)	0.4%

2009
Insurance – North American	$19	$(29)	$(10)	0.1%
Insurance – Overseas General	—	(24)	(24)	0.4%
Global Reinsurance	(9)	(25)	(34)	1.3%
Life	—	1	1	0.5%

Total	$10	$(77)	$(67)	0.3%

*	Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American experienced net favorable prior period development of $45 million in the quarter ended March 31, 2010, compared with net favorable prior period development of $10 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $6 million on long-tail business, including:

•	Adverse development of $30 million on excess liability coverage in report year 2007, due to development on known claims during the quarter ended March 31, 2010;

•

Adverse development of $30 million in our small and middle market guaranteed cost workers’ compensation portfolios, primarily affecting the 2008 and 2009 accident years. During the 2009 calendar year, we experienced an increasing trend in claims frequency for these accident years. Our prior analyses assumed flat to declining claims frequency which is consistent with industry trends. In addition, we experienced a continuation of upward trends in allocated claims expenses. Both of these were reflected in the loss reserve analysis completed in the quarter ended March 31, 2010;

•	Favorable development of $40 million within Financial Solutions International (FSI) due to an agreement reached during the quarter ended March 31, 2010, to commute a specific FSI contract;

•

Favorable development of $9 million in our commercial surety business primarily associated with the 2008 accident year. Loss emergence during the 2009 calendar year for the 2008 and prior accident years was lower than expected. In our prior analyses, we had anticipated higher claim costs due to the impact of the recession. These higher costs did not materialize in our portfolio and were reflected in the annual loss reserve analysis completed in the quarter ended March 31, 2010;

•

Favorable development of $8 million in our construction business primarily affecting the 2005 and prior accident years. The improvement was due to lower than expected paid and incurred activity in the workers’ compensation portion of the portfolio;

•

Adverse development of $5 million in our errors and omissions portfolios. Favorable development on the 2006 and prior accident years was more than offset by adverse development on the 2007 and 2008 accident years. The adverse movement on these more recent accident years was due in large part to a reassessment of exposure on a small number of large claims associated with the credit crisis;

•

Favorable development of $38 million in our excess casualty businesses primarily affecting the 2004 and prior accident years. Incurred losses have continued to be favorable relative to our projections; in addition, as these accident years have matured more weight has been given to experience-based methods which have also resulted in a refinement of our estimate;

•

Adverse development of $22 million in our wholesale primary casualty book, primarily in the 2004-2006 accident years, as reported incurred losses have continued to develop at a higher rate than either our historical averages or industry data;

•

Adverse development of $6 million in our environmental liability product line concentrated in the 2006 and 2007 accident years. There was adverse movement on two large claims during the 2009 calendar year which prompted an increase in our estimate of ultimate loss and loss expenses when a detailed study of this exposure was completed in the quarter ended March 31, 2010; and

•	Adverse development of $6 million associated with assumptions from pools, primarily the National Workers’ Compensation Reinsurance Pool. The development affected the 2007-2009 accident years.

•	Net favorable development of $51 million on short-tail business, including:

•

Favorable development of $41 million in our Crop Hail business associated with the 2009 and prior crop years. The $41 million is the net of improvement in the loss estimate ($86 million) and a corresponding increase in profit share commission expense ($45 million) to the MGA; and

•

Favorable development of $9 million in the aerospace and aviation product lines primarily affecting the 2007-2009 accident years. Reported loss activity, both development and new claims emergence was lower than expected in our prior review.

The net prior period development for the quarter ended March 31, 2009, was the net result of several underlying adverse and favorable movements.

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

•

Adverse development of $11 million in our errors and omissions (E&O) portfolios due to higher than expected defense obligations on two large claims in the 2002 and 2004 accident years and higher than expected incurred loss activity on the 2005-2008 accident years on a portfolio of architects’ and engineers’ E&O;

•

Favorable development of $10 million in our excess casualty business affecting the 2003 and prior accident years. Incurred losses have continued to be favorable relative to our projections; in addition, as these accident years have matured more weight has been given to experience-based methods, which have resulted in a refinement in estimate; and

•

Adverse development of $12 million in our primary casualty book, primarily in the 2002-2004 accident years. During the quarter ended March 31, 2009, incurred losses and allocated loss adjustment expenses on this portfolio continued to develop adversely when compared to industry benchmarks and our internal historical experience.

•	Net favorable development of $29 million on short-tail business including:

•	Favorable development of $6 million in our crop/hail business associated with recording the bordereau primarily for the 2008 crop year; and

•	Favorable development of $13 million on property business relating to reserve releases on the 2005-2008 accident years due to favorable development on known claims and lack of claims emergence.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $37 million in the quarter ended March 31, 2010, compared with net favorable prior period development of $24 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2010, was primarily driven by the short-tail lines of fire, technical, and marine. The reserve releases were predominantly in the 2008 and 2009 accident years. These years had favorable loss emergence through year end 2009 that led to lower experience-based indications in the reviews conducted in the first quarter of 2010. The indications were provided more weight given the added credibility of an additional quarter of experience. In addition, a review of European emerging markets led to a reserve release of $17 million that was spread across short-tail P&C and A&H lines. Business in these countries started to grow in 2007, but previously had limited experience to justify changing initial expectations. Experience has now grown to sufficient credibility to support an actuarial review of losses through year-end 2009. This has led to reserve releases in the 2007-2009 accident years.

The net prior period development for the quarter ended March 31, 2009, was primarily driven by the short-tail lines of property, technical, and marine. The 2005-2007 accident years comprise $19 million of this favorable development. Given the maturity of these years, greater reliance was given to experience-based methods. The remainder of the favorable development was in the 2008 accident year. On average, most claims are usually reported before or soon after the accident period in these short-tail lines. Based on a review of the 2008 accident year losses through year-end 2008, a reserve release of $6 million was booked.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $14 million in the quarter ended March 31, 2010, compared with net favorable prior period development of $34 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2010, was the net result of several underlying favorable and adverse movements. There was net favorable development of $3 million on long-tail business primarily from the workers’ compensation catastrophe line of business across the 2005-2007 treaty years. The development was the result of a detailed reserve analysis on this line of business. In addition, there was net favorable development of $11 million on short-tail business including:

•	Favorable development of $7 million from credit and surety lines of business for the treaty years 2004-2007 which was the result of a detailed reserve analysis on this line of business; and

•

Favorable development of $4 million from the trade credit book in 2004 and prior treaty years. The development arose as a result of a detailed reserve analysis of this line of business in the quarter ended March 31, 2010, and the continued favorable development of case incurred losses relative to the assumptions used to establish the reserves.

The net prior period development for the quarter ended March 31, 2009, was the net result of several underlying favorable and adverse movements. There was net favorable development of $9 million on long-tail business mostly from the workers’ compensation catastrophe line of business across the 2003-2006 treaty years. The development was the result of a detailed reserve analysis on this line of business. In addition, there was net favorable development of $25 million on short-tail business including:

•

Favorable development of $18 million from property catastrophe and property lines of business, with the largest development being in the 2008 treaty year and was principally a result of favorable case incurred loss emergence on Hurricane Ike claims in the quarter ended March 31, 2009; and

•

Favorable development of $9 million from the trade credit book in 2004 and prior treaty years. The development arose as a result of a detailed reserve analysis of this line of business in the quarter ended March 31, 2009, and favorable development of case incurred losses relative to the assumptions used to establish the reserves.

Life

Life experienced net favorable prior period development of less than $0.5 million in the quarter ended March 31, 2010, compared with net adverse prior period development of $1 million in the prior year quarter. The net prior period development for the quarter ended March 31, 2010, was all in the short-tail line of A&H, primarily in the 2008 accident year. The net prior period development for the quarter ended March 31, 2009, was all in the short-tail line of A&H, primarily in the 2008 accident year.

Segment Operating Results – Three Months Ended March 31, 2010 and 2009

The discussions that follow include tables that show our segment operating results for the quarters ended March 31, 2010 and 2009.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For more information on each of our segments refer to “Segment Information” in our 2009 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our wholesale divisions ACE Westchester and ACE Bermuda and our retail divisions ACE USA (including ACE Canada), ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended March 31		% Change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Net premiums written	$1,395	$1,392	0%
Net premiums earned	1,370	1,437	(5)%
Losses and loss expenses	938	1,004	(7)%
Policy acquisition costs	156	123	27%
Administrative expenses	148	140	6%

Underwriting income	128	170	(25)%
Net investment income	278	263	6%
Net realized gains (losses)	80	(120)	NM
Other (income) expense	(5)	4	NM
Income tax expense	104	96	8%

Net income	$387	$213	82%

Loss and loss expense ratio	68.5%	69.9%
Policy acquisition cost ratio	11.4%	8.6%
Administrative expense ratio	10.8%	9.7%

Combined ratio	90.7%	88.2%

Insurance – North American reported stable net premiums written in the quarter ended March 31, 2010, compared with the prior year quarter. In our retail division, we reported an increase in assumed loss portfolio business of approximately $50 million and also experienced growth in workers’ compensation, professional risk, and casualty risk as well as favorable foreign exchange impact on our Canadian business. Risk management business inclusive of assumed loss portfolio business was stable in the quarter ended March 31, 2010, compared with the prior year quarter. Net premiums written in our wholesale operation declined in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the impact of the annual first quarter crop settlement, partially offset by growth in property and professional lines. During the first quarter of each calendar year, we receive the results from the previous crop year which typically require us to make adjustments to previously estimated premiums, losses and loss expenses, and profit share commission. The annual first quarter crop settlement increased net premiums written by approximately $60 million in the quarter ended March 31, 2010, compared with approximately $150 million in the prior year quarter. The impact of the crop settlement on our ratios is included in a table below. Our personal lines business reported solid growth in the quarter ended March 31, 2010, compared with the prior year quarter.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% Change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Property and all other	$358	$417	(14)%
Casualty	944	960	(2)%
Personal accident (A&H)	68	60	13%

Net premiums earned	$1,370	$1,437	(5)%

	2010 % of Total	2009 % of Total
Property and all other	26%	29%
Casualty	69%	67%
Personal accident (A&H)	5%	4%

Net premiums earned	100%	100%

Insurance – North American reported a decline in net premiums earned in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the impact of the decline in crop business, and lower wholesale casualty business. This decrease was partially offset by the increases in production for workers’ compensation, professional risk, and personal lines as well as favorable foreign exchange impact. The risk management business was stable due to the $50 million increase in assumed loss portfolio business.

The following table shows the impact of catastrophe losses, reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio, as reported	68.5%	69.9%
Catastrophe losses	(4.0)%	(0.3)%
Prior period development excluding crop/hail results	0.3%	0.3%
Prior period development crop/hail related	6.3%	0.4%

Loss and loss expense ratio, adjusted	71.1%	70.3%

The following table shows our loss and loss expense ratio, policy acquisition ratio, administrative expense ratio, and combined ratio, all excluding the impact of the prior crop-year settlement for the periods indicated.

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio	75.4%	69.0%
Policy acquisition cost ratio	8.4%	8.7%
Administrative expense ratio	11.2%	10.8%

Combined ratio	95.0%	88.5%

Insurance – North American’s net catastrophe losses were $52 million in the quarter ended March 31, 2010, compared with $4 million in the prior year quarter. Catastrophe losses for the quarter ended March 31, 2010, were primarily related to severe weather-related events in the U.S. and, to a lesser extent, earthquakes in Haiti and Chile. Insurance – North American experienced net favorable prior period development of $45 million in 2010, compared with net favorable prior period development of $10 million in the prior year quarter. Refer to “Prior Period Development” for more information.

Insurance – North American’s policy acquisition cost ratio increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the impact of the annual crop settlement which generated higher profit-share commissions and a lower adjustment to net premiums earned compared with the prior year quarter. In addition, our retail units experienced a shift in mix of business towards higher commission specialty casualty business, professional, and personal lines partially offset by the increase in assumed loss portfolio business which typically generates minimal acquisition costs. Insurance – North American’s administrative expense ratio increased in the quarter ended March 31, 2010, primarily due to the impact of the first quarter crop settlement which resulted in a lower adjustment to net premiums earned compared with the prior year quarter. The annual crop settlement generates minimal administrative expenses. In addition, there were modest increases in expenses across the segment, reflecting product growth and expansion of our specialty casualty, professional and personal lines businesses, partially offset by the increase in assumed loss portfolio business.

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets, our London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment.

	Three Months Ended March 31		% Change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Net premiums written	$1,420	$1,327	7%
Net premiums earned	1,251	1,184	6%
Losses and loss expenses	701	613	14%
Policy benefits	3	2	50%
Policy acquisition costs	283	260	9%
Administrative expenses	202	175	15%

Underwriting income	62	134	(54)%
Net investment income	114	120	(5)%
Net realized gains (losses)	22	7	214%
Other (income) expense	2	4	(50)%
Income tax expense	14	46	(70)%

Net income	$182	$211	(14)%

Loss and loss expense ratio	56.3%	52.0%
Policy acquisition cost ratio	22.6%	21.9%
Administrative expense ratio	16.1%	14.8%

Combined ratio	95.0%	88.7%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended March 31, 2010
	P&C	A&H	Total
Net premiums written:
Growth in original currency	1.3%	(3.2)%	(0.3)%
Foreign exchange effect	5.3%	11.0%	7.4%

Growth as reported in U.S. dollars	6.6%	7.8%	7.1%

Net premiums earned:
Growth in original currency	(2.5)%	(3.4)%	(2.9)%
Foreign exchange effect	6.6%	11.5%	8.5%

Growth as reported in U.S. dollars	4.1%	8.1%	5.6%

Insurance – Overseas General’s net premiums written increased in the quarter ended March 31, 2010, compared with prior year quarter, primarily due to a strengthening of major currencies relative to the U.S. dollar. Our retail P&C business reported increases primarily due to new casualty business in the U.K., as well as growth in Europe, Asia Pacific, and Latin America. Our A&H business experienced a slight decline on a constant dollar basis as our U.K. and Asia Pacific operations reported lower net premiums written in the quarter ended March 31, 2010, compared with the prior year quarter. Our London wholesale business unit reported lower constant dollar production within most product lines as we continue to decline business submitted at prices we deem to be inadequate from an underwriting perspective. Net premiums written and earned were reduced by $24 million due to reinstatement premiums expensed in connection with the catastrophe activity for the quarter ended March 31, 2010.

Insurance – Overseas General’s net premiums earned increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the favorable foreign exchange impact. On a constant dollar basis, net premiums earned decreased primarily due to lower wholesale writings, a decline in retail A&H business, and reinstatement premiums expensed in connection with catastrophe activity. Theses decreases were partially offset by increased retail property and financial lines.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% Change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Line of Business
Property and all other	$420	$420	0%
Casualty	345	315	10%
Personal accident (A&H)	486	449	8%

Net premiums earned	$1,251	$1,184	6%

Region
Europe	$537	$531	1%
Asia Pacific	214	176	22%
Far East	112	114	(2)%
Latin America	211	168	26%

	1,074	989	9%
ACE Global Markets	177	195	(9)%

Net premiums earned	$1,251	$1,184	6%

	Three Months Ended March 31
	2010 % of Total	2009 % of Total
Line of Business
Property and all other	33%	35%
Casualty	28%	27%
Personal accident (A&H)	39%	38%

Net premiums earned	100%	100%

Region
Europe	43%	45%
Asia Pacific	17%	15%
Far East	9%	10%
Latin America	17%	14%

	86%	84%
ACE Global Markets	14%	16%

Net premiums earned	100%	100%

The following table shows the impact of catastrophe losses, reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio, as reported	56.3%	52.0%
Catastrophe losses	(6.1)%	(1.3)%
Prior period development	2.9%	2.0%

Loss and loss expense ratio, adjusted	53.1%	52.7%

Net catastrophe losses were $64 million in the quarter ended March 31, 2010, compared with $15 million in the prior year quarter. Catastrophe losses in the quarter ended March 31, 2010, were primarily related to an earthquake in Chile and storms in Australia and Europe. Insurance – Overseas General experienced net favorable prior period development of $37 million and $24 million in the quarters ended March 31, 2010 and 2009, respectively. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the impact of reinstatement premiums expensed and unfavorable foreign exchange. Insurance – Overseas General’s administrative expense ratio increased in the quarter ended March 31, 2010, primarily due to higher administrative expenses in certain of our retail operations, the impact of reinstatement premiums expensed, as well as reduced wholesale production.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended March 31		% change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Net premiums written	$371	$359	3%
Net premiums earned	276	238	16%
Losses and loss expenses	151	87	74%
Policy acquisition costs	54	51	6%
Administrative expenses	12	12	0%

Underwriting income	59	88	(33)%
Net investment income	69	72	(4)%
Net realized gains (losses)	31	11	182%
Other (income) expense	(4)	—	NM
Income tax expense	10	16	(38)%

Net income	$153	$155	(1)%

Loss and loss expense ratio	54.7%	36.3%
Policy acquisition cost ratio	19.6%	21.5%
Administrative expense ratio	4.5%	5.2%

Combined ratio	78.8%	63.0%

Global Reinsurance reported increased net premiums written in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to P&C production growth in the U.S., Europe, and Canada and favorable foreign exchange impact.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% Change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Property and all other	$66	$76	(13)%
Casualty	138	92	50%
Property catastrophe	72	70	3%

Net premiums earned	$276	$238	16%

	2010 % of Total	2009 % of Total
Property and all other	24%	32%
Casualty	50%	39%
Property catastrophe	26%	29%

Net premiums earned	100%	100%

Global Reinsurance’s net premiums earned increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to an increase in casualty reinsurance production in our U.S. operations.

The following table shows the impact of catastrophe losses, reinstatement premiums, and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2010	2009
Loss and loss expense ratio, as reported	54.7%	36.3%
Catastrophe losses	(11.2)%	(7.8)%
Prior period development	4.9%	14.3%

Loss and loss expense ratio, adjusted	48.4%	42.8%

Global Reinsurance recorded net catastrophe losses of $32 million in the quarter ended March 31, 2010, compared with $19 million in the prior year quarter. Catastrophe losses in the quarter ended March 31, 2010, were primarily related to storms in Australia and an earthquake in Chile. Global Reinsurance experienced net favorable prior period development of $14 million and $34 million in the quarters ended March 31, 2010 and 2009, respectively. Refer to “Prior Period Development” for more information. The increase in the adjusted loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of casualty business production which typically generates higher loss ratios than property business.

Global Reinsurance’s policy acquisition costs ratio decreased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to a reduction in commission accruals in our U.S. operations, partially offset by changes in business mix. The administrative expense ratio decreased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to the increase in net premiums earned.

Life

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended March 31		% Change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Net premiums written	$385	$346	11%
Net premiums earned	380	335	13%
Losses and loss expenses	131	112	17%
Policy benefits	84	97	(13)%
Policy acquisition costs	61	47	30%
Administrative expenses	58	58	0%
Net investment income	43	46	(7)%

Life underwriting income	89	67	33%
Net realized gains (losses)	43	9	378%
Other (income) expense	3	2	50%
Income tax expense	14	6	133%

Net income	$115	$68	69%

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended March 31		% change
	2010	2009	Q-10 vs. Q-09
	(in millions of U.S. dollars)
Life reinsurance	$44	$26	69%
Life insurance	(8)	(5)	(60)%
A&H	53	46	15%

Life underwriting income	$89	$67	33%

Life underwriting income increased in the quarter ended March 31, 2010, compared with the prior year quarter, primarily due to favorable market movements in the life reinsurance business and increased premium retention in the North American supplemental A&H and life operations. ACE Life generated a modest underwriting loss due to on-going development costs in its businesses.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported guaranteed minimum income benefits (GMIB) reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the quarter ended March 31, 2010, realized gains were associated with a decreasing net fair value of reported GMIB reinsurance liabilities, partially offset by a reduction in the value of hedge instruments. The residual realized gain for the quarter ended March 31, 2010, also included the impact of foreign exchange and changes in asset values.

Other Income and Expense Items

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Equity in net (income) of partially-owned entities	$(18)	$(2)
Noncontrolling interest expense	7	1
Federal excise and capital taxes	3	3
Other	4	12

Other (income) expense	$(4)	$14

Other (income) expense primarily comprises our equity in net income of investment funds, limited partnerships, partially-owned investment companies, Huatai Insurance Company of China, Limited, and Huatai Life Insurance Company of China, Limited, which are included in equity in net income of partially-owned entities. Other (income) expense also includes certain federal excise and capital taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Net Investment Income

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Fixed maturities	$514	$480
Short-term investments	7	13
Equity securities	6	16
Other	4	17

Gross investment income	531	526
Investment expenses	(27)	(24)

Net investment income	$504	$502

Net investment income is influenced by a number of factors, including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income was stable in the quarter ended March 31, 2010, compared with the prior year quarter, as the impact of increased fixed maturities was offset by lower yields on new investments and short-term securities. The investment portfolio’s average market yield on fixed maturities was 4 percent and 6.3 percent at March 31, 2010 and 2009, respectively. Average market yield represents our net investment income divided by average cost of fixed maturities and other investments and average market value of equity securities.

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on net income, refer to Note 3 c) to the Consolidated Financial Statements.

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

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$81	$423	$504	$(48)	$(214)	$(262)
Equity securities	45	(24)	21	(100)	(28)	(128)
Other	4	55	59	(57)	(25)	(82)

Subtotal	130	454	584	(205)	(267)	(472)

Derivatives
Equity and fixed income derivatives	19	—	19	55	—	55
Fair value adjustment on insurance derivatives	96	—	96	(1)	—	(1)
S&P put option and futures	(59)	—	(59)	25	—	25
Fair value adjustment on other derivatives	(9)	—	(9)	(27)	—	(27)

Subtotal derivatives	47	—	47	52	—	52

Foreign exchange gains (losses)	(9)	—	(9)	32	—	32

Total gains (losses)	$168	$454	$622	$(121)	$(267)	$(388)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(18)	$99	$81	$(88)	$40	$(48)
Equity securities	—	45	45	(25)	(75)	(100)
Other	—	4	4	(79)	22	(57)

Total investment portfolio gains (losses)	$(18)	$148	$130	$(192)	$(13)	$(205)

Our net realized gains in the quarter ended March 31, 2010, included write-downs of $18 million as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $192 million in the prior year quarter. The impairments recorded in the quarter ended March 31, 2010, were related to fixed maturities on securities with below investment grade credit ratings of $1 million, and mortgage backed securities with both investment grade and below investment grade credit ratings of $17 million. Also included in net realized gains for the quarter ended March 31, 2010, was a $44 million gain on the sale of Assured Guaranty Ltd. (AGO) shares. Subsequent to the end of the first quarter of 2010, we sold all of our remaining interest in AGO.

At March 31, 2010, our investment portfolios held by U.S. legal entities included approximately $317 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $111 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in short-term funds of high credit quality with the objective of maintaining a stable principal balance. Certain investments in the money market mutual funds purchased with the securities lending collateral declined in value resulting in an unrealized loss of $28 million. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value was temporary.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of AA (with one half invested in AAA securities), as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers. The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years at March 31, 2010, and December 31, 2009. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.7 billion at March 31, 2010.

We experienced net unrealized gains of $454 million in the quarter ended March 31, 2010, primarily due to continued tightening of credit spreads through the first quarter of 2010.

Our Other investments principally comprise direct investments, investment funds, and limited partnerships. Our exposure to sub-prime asset backed securities was $61 million at March 31, 2010, which represented less than one percent of our investment portfolio. We do not expect any material investment loss from our exposure to sub-prime mortgages. Our investment portfolio is broadly diversified across geographies, sectors, and issuers. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection.

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

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2010, and December 31, 2009.

	March 31, 2010		December 31, 2009
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$40,564	$39,603	$39,525	$38,985
Fixed maturities held to maturity	3,433	3,335	3,561	3,481
Short-term investments	2,052	2,052	1,667	1,667

	46,049	44,990	44,753	44,133
Equity securities	316	271	467	398
Other investments	1,472	1,332	1,375	1,258

Total investments	$47,837	$46,593	$46,595	$45,789

The fair value of our total investments increased $1.2 billion during the quarter ended March 31, 2010. The increase was primarily due to unrealized appreciation and the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2010, and December 31, 2009. The first table lists investments according to type and the second according to S&P credit rating.

	March 31, 2010		December 31, 2009
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,268	5%	$2,068	5%
Agency	2,449	5%	2,698	6%
Corporate	14,149	31%	13,166	29%
Mortgage-backed securities	11,406	25%	11,311	25%
Asset-backed securities	343	1%	371	1%
Municipal	2,091	4%	2,300	5%
Non-U.S.	11,291	25%	11,172	25%
Short-term investments	2,052	4%	1,667	4%

Total	$46,049	100%	$44,753	100%

AAA	$23,472	51%	$22,884	51%
AA	4,003	9%	4,021	9%
A	7,635	17%	7,461	17%
BBB	5,024	11%	4,910	11%
BB	3,009	6%	2,866	6%
B	2,187	5%	2,029	5%
Other	719	1%	582	1%

Total	$46,049	100%	$44,753	100%

The table below summarizes the market value of our non-U.S. fixed income portfolio by country for non-U.S. government securities and S&P credit rating at March 31, 2010.

Non-U.S. Fixed Income Portfolio

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
United Kingdom	$1,084	$—	$—	$—	$—	$1,084
Canada	823	—	—	—	—	823
Germany	584	—	—	—	—	584
Japan	—	326	—	—	—	326
Province of Ontario	37	175	—	—	—	212
Brazil	—	—	—	200	—	200
France	122	—	—	—	—	122
Province of Quebec	—	—	121	—	—	121
Switzerland	101	—	—	—	—	101
State of Queensland	96	5	—	—	—	101
Mexico	6	—	18	70	—	94
Republic of Korea	—	—	86	—	—	86
Thailand	3	—	62	3	—	68
Netherlands	64	—	—	—	—	64
Italy	—	—	57	—	—	57
Taiwan	—	53	—	—	—	53
State of Victoria	53	—	—	—	—	53
Spain	—	51	—	—	—	51
State of New South Wales	49	—	—	—	—	49
Australia	47	—	—	—	—	47
Austria	46	—	—	—	—	46
New Zealand	45	—	—	—	—	45
Greece	—	—	—	42	—	42
Qatar	—	34	—	—	—	34
State of Western Australia	31	—	—	—	—	31
Other non-U.S. Government	128	132	86	28	30	404

Non-U.S. Government Securities	3,319	776	430	343	30	4,898

Non-U.S. Corporate	1,310	893	2,136	1,419	635	6,393

	$4,629	$1,669	$2,566	$1,762	$665	$11,291

ACE’s non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. 87 percent of our non-U.S. fixed income portfolio is denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 55 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA- two percent, A- one percent, BBB – 0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system. With respect to the $6.4 billion in non-U.S. corporate fixed income securities in the table above, approximately $400 million relates to investments in Spain and Italy. Investments in Ireland and Portugal total $47 million. We have inconsequential corporate fixed income exposure to Greece. Of the amounts invested in these countries, $116 million are investments in fixed income securities of banks, substantially all of which are in Spain and Italy and are highly rated.

The table below summarizes our largest exposures to corporate bonds by market value and S&P credit rating at March 31, 2010.

	March 31, 2010
	Market Value	Rating
	(in millions of U.S. dollars)
General Electric Co	$449	AA+
JP Morgan Chase & Co	427	A+
Bank of America Corp	384	A
Wells Fargo & Co	306	AA-
Verizon Communications Inc	302	A
Citigroup Inc	285	A
Morgan Stanley	278	A
Goldman Sachs Group Inc/The	261	A
AT&T INC	232	A
HSBC Holdings Plc	192	AA-
Credit Suisse Group	190	A
Barclays PLC	165	A+
Comcast Corp	162	BBB+
Lloyds Banking Group Plc	135	A
ConocoPhillips	134	A
Kraft Foods Inc	128	BBB
Time Warner Cable Inc	122	BBB
XTO Energy Inc	122	BBB
American Express Co	121	BBB+
UBS AG	118	A+
Telecom Italia SpA	112	BBB
Pfizer Inc	105	AA
Deutsche Telekom AG	91	BBB+
Anheuser-Busch InBev NV	89	BBB+
Rabobank Nederland	87	AAA

Total	$4,997

Mortgage-backed and Asset-backed securities

Additional details on the mortgage-backed and asset-backed components of our investment portfolio at March 31, 2010, are provided below:

Mortgage-backed and Asset-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA	$495	$—	$—	$—	$—	$495
FNMA	5,575	—	—	—	—	5,575
FHLMC	2,291	—	—	—	—	2,291

Total agency RMBS	8,361	—	—	—	—	8,361
Non-agency RMBS	430	27	39	63	887	1,446

Total RMBS	8,791	27	39	63	887	9,807
Commercial mortgage-backed	1,562	19	13	5	—	1,599

Total mortgage-backed securities	$10,353	$46	$52	$68	$887	$11,406

Asset-backed securities
Sub-prime	$20	$2	$1	$5	$33	$61
Credit cards	18	5	—	—	1	24
Autos	98	—	14	—	1	113
Other	141	—	—	—	4	145

Total asset-backed securities	$277	$7	$15	$5	$39	$343

Mortgage-backed and Asset-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed
GNMA	$478	$—	$—	$—	$—	$478
FNMA	5,410	—	—	—	—	5,410
FHLMC	2,203	—	—	—	—	2,203

Total agency RMBS	8,091	—	—	—	—	8,091
Non-agency RMBS	490	32	43	77	1,103	1,745

Total RMBS	8,581	32	43	77	1,103	9,836
Commercial mortgage-backed	1,503	18	14	5	—	1,540

Total mortgage-backed securities	$10,084	$50	$57	$82	$1,103	$11,376

Asset-backed securities
Sub-prime	$22	$2	$1	$6	$56	$87
Credit cards	18	5	—	—	1	24
Autos	96	1	13	—	1	111
Other	139	—	—	1	7	147

Total asset-backed securities	$275	$8	$14	$7	$65	$369

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 25 percent of our fixed income portfolio. This compares with a 40 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the first quarter of 2010. The minimum rating for our initial purchases of mortgage and asset backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 85 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed by prime collateral and are broadly diversified over 260,000 loans. This portfolio’s loan-to-value ratio is approximately 70 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of 13 percent, the cumulative 5-year foreclosure rate would have to rise to 21 percent and real estate values would have to fall 20 percent from their levels at the end of the first quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s non-agency RMBS portfolio was nine percent at the end of the first quarter of 2010.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified over 19,000 loans, and 86 percent of the portfolio was issued before 2006. The average loan-to-value ratio is approximately 66 percent with a debt service coverage ratio in excess of 1.6 and weighted-average subordinated collateral of 33 percent. The cumulative foreclosure rate would have to rise to 41 percent and commercial real estate values would have to fall more than 10 percent from their levels at the end of the first quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s CMBS portfolio at the end of the first quarter of 2010, was approximately two percent.

Below-investment grade corporate fixed income portfolio

We invest in below-investment grade securities through investment portfolios managed by external managers, specifically dedicated to this asset class. Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At March 31, 2010, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 500 issuers, with the greatest single exposure being $81 million.

We manage high yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Five external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g. credit default swaps and collateralized mortgage obligations) are not permitted in the high-yield portfolio.

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable at March 31, 2010, and December 31, 2009, is as follows:

	March 31 2010	December 31 2009
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,560	$12,745
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	775	850

Net reinsurance recoverable on losses and loss expenses	$13,335	$13,595

Reinsurance recoverable on policy benefits	$303	$298

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to the annual crop insurance settlement and favorable foreign exchange impact during the quarter ended March 31, 2010, offset by ceded losses on catastrophe activity.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for future obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At March 31, 2010, our gross unpaid loss and loss expense reserves were $37.6 billion and our net unpaid loss and loss expense reserves were $25 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money.

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2009	$37,783	$12,745	$25,038
Losses and loss expenses incurred	2,544	623	1,921
Losses and loss expenses paid	(2,491)	(729)	(1,762)
Other (including foreign exchange translation)	(285)	(79)	(206)

Balance at March 31, 2010	$37,551	$12,560	$24,991

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at March 31, 2010, and December 31, 2009.

	March 31, 2010			December 31, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$17,008	$6,455	$10,553	$17,307	$6,664	$10,643
IBNR reserves	20,543	6,105	14,438	20,476	6,081	14,395

Total	$37,551	$12,560	$24,991	$37,783	$12,745	$25,038

Asbestos and Environmental (A&E) and Other Run-off Liabilities

Due to timing constraints associated with statutory reporting, our Form 10-Q for the quarterly period ending June 30, 2010, will present our A&E exposure at March 31, 2010. There was no unexpected A&E activity during the quarter ended March 31, 2010.

Fair value measurements

The provisions of ASC Topic 820, Fair Value Measurements define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified.

The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ACE makes decisions regarding the categorization of assets or liabilities within the valuation hierarchy based on the inputs used to determine respective fair values at the balance sheet date. Accordingly, transfers between levels within the valuation hierarchy are determined on the same basis.

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

At March 31, 2010, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 11 percent of our liabilities that are measured at fair value and one percent of our total liabilities at March 31, 2010. During 2010, we transferred $117 million out of our Level 3 assets. Refer to Note 8 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three months ended March 31, 2010 and 2009.

Guaranteed minimum income benefits (GMIB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assume the risk of GMIBs associated with variable annuity (VA) contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the provisions of ASC Topic 944, Financial Services-Insurance, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying annuities through lapses, annuitization, or death). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 3. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8 of our 2009 Form 10-K, for further description of this product and related accounting treatment.

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

During the quarter ended March 31, 2010, we recorded $96 million of realized gains for GMIB reinsurance, primarily due to a rising equity market and decreased levels of equity and interest rate volatility, partially offset by the receipt of premium (which increases the fair value). This excludes realized losses of $59 million on derivative hedge instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GMIB reinsurance and the realized losses on the derivatives for the quarters ended March 31, 2010, and 2009.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $29 million and $47 million at March 31, 2010, and December 31, 2009, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008, 2009, or the first quarter of 2010, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living benefit account values
2010 and prior	<1%
2011	<1%
2012	7%
2013	25%
2014	19%
2015	5%
2016	6%
2017	17%
2018 and after	20%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated.

	Three Months Ended March 31
	2010	2009
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$28	$25
Less paid claims	32	46

Net	$(4)	$(21)

Living Benefits (Includes GMIB and GMAB)
Premium	$41	$39
Less paid claims	—	2

Net	$41	$37

Total VA Guaranteed Benefits
Premium	$69	$64
Less paid claims	32	48

Net	$37	$16

The amounts represent accrued past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

For premiums and claims from variable annuity contracts reinsuring GMDBs, at current market levels, we expect approximately $118 million of claims and $101 million of premium on death benefits over the next 12 months.

Living Benefits (includes GMIB and GMAB)

Premiums and claims from variable annuity contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as “Living Benefits”. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders begin to become eligible in 2013. At current market levels, we expect approximately $1 million of claims and $151 million of premium on living benefits over the next 12 months.

Capital

At March 31, 2010, the capital required to support the variable annuity guaranty business was approximately $620 million.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, in an amount sufficient for them to obtain statutory reserve credit. On December 31, 2009, a new statutory reserve guideline adopted by the National Association of Insurance Commissioners took effect in the U.S. called Actuarial Guideline 43 that governs statutory reserve calculation for variable annuity guarantees. In many cases, this resulted in an increase to ceded statutory reserves from our U.S.-domiciled clients and the collateral ACE Tempest Life Re holds on their behalf. ACE Tempest Life Re has access to both letter of credit capacity and trust eligible assets that are sufficient (based on current estimates) to meet the funding requirements. The timing and amount of the calculation of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

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

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects ACE’s in-force portfolio at January 1, 2010, and reinsurance program at March 1, 2010.

The table below shows our modeled annual aggregate probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.11 billion (or five percent of our total shareholders’ equity at March 31, 2010). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $136.01 billion.

Modeled Annual Aggregate Net PML	U.S. Hurricanes			California Earthquakes
		% of Total Shareholders’ Equity			% of Total Shareholders’ Equity
	ACE		Industry	ACE		Industry
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,110	5%	$136,010	$752	4%	$36,762
1-in-250	$1,442	7%	$197,309	$877	4%	$58,331

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

First, for losses arising out of North America, our core traditional program renewed on January 1, 2010, and we have purchased reinsurance coverage in various layers that provide $450 million in excess of $500 million in all-risk coverage. Each layer of this core program has a single additional limit available for reinstatement post-loss event on the same terms as the original limit. In addition to the foregoing, we have in place a multi-year, peril-specific program from a major reinsurer that is backed by its credit worthiness and the issuance of fully collateralized catastrophe bonds. Under this coverage, we have $86 million part of $200 million of U.S. hurricane coverage in excess of an attachment point of approximately $575 million. While this coverage attaches at a level within our core program, any recoveries from this program shall be for ACE’s sole benefit and effectively reduce the net loss under the retention. In addition, the catastrophe bonds also provide $86 million of U.S. earthquake coverage with a territorial scope of California, the Pacific Northwest, and the central U.S. In addition, we purchased another $14 million of the same earthquake coverage as the catastrophe bonds to provide a full $100 million of earthquake coverage excess of approximately $961 million. These multi-year programs do not have a reinstatement feature. To keep the expected loss the same each year of these multi-year covers, the attachment point is adjusted annually, either up or down, based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure reductions and model change, the attachment for the catastrophe bonds declined from $712 million to $575 million for the $86 million of wind protection and from $1.11 billion to approximately $960 million for earthquake protection. The catastrophe bonds program expires in June 2012.

While our modeled U.S. catastrophe exposure declined significantly in 2009, ACE did not reduce the catastrophe limits purchased at January 1, 2010, by the same amount. By way of comparison, the 2010 program has potentially approximately $37 million less in coverage for first event U.S. hurricane protection and $85 million less in first event California earthquake protection than the expiring program. We consider our retention to be approximately $500 million but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

Second, for losses arising outside of the U.S. and effective July 1, 2009, and expiring June 30, 2010, our core program is made up of two layers. Our first reinsurance layer remains $50 million in excess of a $50 million retention with two reinstatements. This layer was 67.75 percent placed with reinsurers. It is currently estimated that losses arising from the earthquake in Chile, will exhaust this layer. Consistent with our coverage terms, this layer of coverage, to the extent placed with reinsurers, has been automatically reinstated. Our second layer provides $150 million in protection in excess of $100 million with one reinstatement. It is currently estimated that losses arising from the earthquake in Chile, will partially exhaust this layer. Consistent with our coverage terms, the coverage has been automatically reinstated for such coverage that was partially exhausted by the event. This layer was 100 percent placed with reinsurers. There is further protection above this core program for specific geographic regions, being $100 million in excess of $250 million for Asia Pacific and $150 million in excess of $250 million for Europe. The Asia Pacific top layer has one free reinstatement and one at 100 percent of original premium. With respect to the top layer for Europe, the maximum reinstatement is one additional full limit. In addition, there are various underlying per risk and catastrophe treaties underlying the core program’s retention of $50 million. With respect to the July 1, 2009 to June 30, 2010, treaty period, this underlying coverage included certain regional catastrophe covers, including a $40 million in excess of $10 million layer covering ACE’s Latin American region that includes two reinstatements. It is currently estimated that losses arising from the earthquake in Chile, will exhaust this underlying layer. Consistent with our coverage terms, this coverage has been automatically reinstated. Finally, we purchased an additional treaty that provides $50 million of protection across the top of this catastrophe program with one reinstatement. However, this top layer may also be exhausted by certain risk losses so it is not certain that it will be available to us in an event. In comparison to the prior year, the core program and the specific layers for Asia Pacific and Europe provide the same amount of coverage except for the $16.1 million retained in the $50 million excess of $50 million first layer.

We regularly review our reinsurance protection and corresponding property catastrophe exposures. This may or may not lead to the purchase of additional reinsurance prior to a program’s renewal date. In addition, prior to each renewal date, we consider how much, if any, coverage we intend to buy and we may make material changes to the current structure in light of various factors, including reinsurance pricing, our risk tolerance and exposures, and various other structuring considerations.

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

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place. During the fourth quarter of 2009 and the first quarter of 2010, the RMA released drafts of a proposed new SRA which was last negotiated in 2005 and expires in its current form on June 30, 2010. The terms of the proposed new SRA are still being negotiated. However, this SRA change applies to the 2011 Crop year, and therefore we expect no impact from a new agreement on 2010 financial results. It is still unclear what the impact, if any, there will be on our business beyond 2010.

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

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2010. Should the need arise, we generally have access to the capital markets and other available credit facilities. At March 31, 2010, our available credit lines totaled $2.5 billion and usage was $1.5 billion, which was unchanged from December 31, 2009. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2014 and require that we maintain certain financial covenants, all of which we met at March 31, 2010. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit facilities” in our 2009 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies, which are discussed below. During the first quarter of 2010, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the quarters ended March 31, 2010 and March 31, 2009, ACE Limited did not receive any dividends from its Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the quarters ended March 31, 2010 and 2009. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the quarters ended March 31, 2010 and 2009.

The operating cash flows reflect net income for each period, adjusted for non-cash items and changes in working capital. Our consolidated net cash flows from operating activities were $823 million in the quarter ended March 31, 2010, compared with $562 million for the prior year quarter. Net claims paid were $1.7 billion in both periods. Cash flow increased in 2010 in part due to net collections of insurance and reinsurance balances. Cash flow in 2009 was lower in part due to the return of collateral that was collected in 2008.

Our consolidated net cash flows used for investing activities were $666 million in the quarter ended March 31, 2010, compared with $496 million in the prior year quarter. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.

Our consolidated net cash flows used for financing activities were $93 million in the quarter ended March 31, 2010, compared with net cash flows used for financing activities of $85 million in the prior year quarter. Net cash flows used for financing activities in the quarters ended March 31, 2010 and March 31, 2009, included dividends paid on our Common Shares of $105 million and $91 million, respectively.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments on a limited basis to address short-term cash timing differences without disrupting our investment portfolio holdings and settle the transactions with future operating cash flows. At March 31, 2010, there were no reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2010, and December 31, 2009.

	March 31 2010	December 31 2009
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$150	$161
Long-term debt	3,158	3,158

Total debt	3,308	3,319
Trust preferred securities	309	309
Total shareholders’ equity	20,636	19,667

Total capitalization	$24,253	$23,295

Ratio of debt to total capitalization	13.6%	14.2%
Ratio of debt plus trust preferred securities to total capitalization	14.9%	15.6%

Total shareholders’ equity increased $969 million in the quarter ended March 31, 2010. The following table reports the significant movements in our shareholders’ equity for the quarter ended March 31, 2010.

March 31, 2010
(in millions of U.S. dollars)
Balance at December 31, 2009	$19,667
Net income	755
Dividends declared on Common Shares	(105)
Change in net unrealized appreciation (depreciation) on investments, net of tax	349
Cumulative translation, net of tax	(50)
Pension liability, net of tax	4
Other movements, net of tax	16

Balance at March 31, 2010	$20,636

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At March 31, 2010, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

Dividends

We have paid dividends each quarter since we became a public company in 1993. Since the third quarter of 2008, we have paid dividends by way of a par value reduction distribution. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2009	January 11, 2010	$0.31 (CHF 0.32)
March 31, 2010	April 12, 2010	$0.31 (CHF 0.33)

For the foreseeable future, subject to shareholder approval, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value (or qualified paid-in capital) rather than through ordinary dividends. The Board has recommended shareholder approval at the 2010 Annual General Meeting of payment of a dividend by the Company in the form of a distribution to shareholders through a Swiss franc par value reduction pursuant to a formula (the Board proposal).

The Board proposal calls for par value reduction in an aggregate Swiss franc amount equal to $1.32 per share, which we refer to as the Base Annual Dividend, payable in four installments, provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.33, subject to an aggregate upward adjustment, which we refer to as the Dividend Cap, for the four installments of 50 percent of the Base Annual Dividend. Application of the formula will mean that the Swiss franc amount of each installment will be determined at the approximate time of distribution while the U.S. dollar value of the installment will remain $0.33 unless and until the Dividend Cap is reached. Par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2009 Form 10-K.

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the benefit reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GMIB. The benefit reserves are calculated in accordance with the provisions of ASC Topic 944, Financial Services-Insurance (Topic 944), related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

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

At March 31, 2010, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended March 31, 2010, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at March 31, 2010, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until March 31, 2010.

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

Finally, if due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by more than 1 standard deviation for a sustained and prolonged period of time, management will give substantial weight to prevailing market conditions when determining its expectations of future payout obligations. As an example, based on management’s current expectations as of the publication of this document, all else being equal, the S&P 500 index would need to remain below a level of 750 for a prolonged period of time in order for management to give substantial weight to current market conditions.

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at March 31, 2010, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$61	$25	$(31)	$(110)	$(216)	$(356)
	(Increase)/decrease in FVL	187	102	5	(103)	(226)	(369)
	Increase/(decrease) in hedge value	(115)	(7)	103	215	328	444
	Increase/(decrease) in net income	$133	$120	$77	$2	$(114)	$(281)
Flat	(Increase)/decrease in benefit reserves	$38	$—	$(60)	$(143)	$(251)	$(402)
	(Increase)/decrease in FVL	109	—	(126)	(289)	(458)	(624)
	Increase/(decrease) in hedge value	(109)	—	111	223	337	454
	Increase/(decrease) in net income	$38	$—	$(75)	$(209)	$(372)	$(572)
-100 bps	(Increase)/decrease in benefit reserves	$11	$(31)	$(95)	$(188)	$(317)	$(488)
	(Increase)/decrease in FVL	(44)	(212)	(391)	(586)	(780)	(946)
	Increase/(decrease) in hedge value	(102)	8	119	233	348	465
	Increase/(decrease) in net income	$(135)	$(235)	$(367)	$(541)	$(749)	$(969)

Sensitivities to Other Economic Variables	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$—	$—	$—	$—	$—	$—
(Increase)/decrease in FVL	35	(42)	(21)	17	(11)	9
Increase/(decrease) in hedge value	—	—	—	—	4	(4)
Increase/(decrease) in net income	$35	$(42)	$(21)	$17	$(7)	$5

	Mortality		Lapses		Annuitization
Sensitivities to Actuarial Assumptions	+10%	-10%	+25%	- 25%	+25%	-25%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(21)	$22	$28	$(36)	$(10)	$12
(Increase)/decrease in FVL	7	(7)	71	(91)	(26)	32
Increase/(decrease) in hedge value	—	—	—	—	—	—
Increase/(decrease) in net income	$(14)	$15	$99	$(127)	$(36)	$44

The above tables assume benefit reserves and FVL using the benefit ratio calculated at March 31, 2010. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads (A-rated credit spreads are a proxy for ACE’s own credit spreads), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from March 31, 2010, market levels.

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

During the quarter ended March 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information on the insurance industry investigations and related matters is set forth in Note 5 d) to our Consolidated Financial Statements.

Item 1A. Risk Factors

Refer to “Risk Factors” under Item 1A. of Part I of our 2009 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the quarter ended March 31, 2010.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
January 1 through January 31	1,611	$50.52	—	$250 million
February 1 through February 28	490,056	$50.37	—	$250 million
March 1 through March 31	14,098	$50.04	—	$250 million

Total	505,765

*	For the quarter ended March 31, 2010, this column represents the surrender to the Company of 505,765 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At March 31, 2010, this authorization had not been utilized.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 6, 2010	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

May 6, 2010	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

			Incorporated by Reference				Filed Herewith
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
3.1		Organizational Regulations of the Company, as amended and restated	8-K	3	March 2, 2010	001-11778

3.2		Articles of Association of the Company, as amended and restated	8-K	3	April 1, 2010	001-11778

4.1		Organizational Regulations of the Company, as amended and restated	8-K	4	March 2, 2010	001-11778

4.2		Articles of Association of the Company, as amended and restated	8-K	4	April 1, 2010	001-11778

10.1	*	ACE Limited Description of Executive Officer Cash Compensation for 2010					X

10.2	*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers).					X

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1		The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheet at March 31, 2010, and December 31, 2009; (ii) Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and (v) Notes to the Interim Consolidated Financial Statements.					X

* Management Contract or Compensation Plan