Form 10-Q
period 2010-06-30
ACE Ltd
filed 2010-08-06
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 31.21 par value) outstanding as of August 3, 2010, was 338,875,757.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2010	December 31 2009
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $40,204 and $38,985) (includes hybrid financial instruments of $345 and $354)	$41,554	$39,525
Fixed maturities held to maturity, at amortized cost (fair value – $3,339 and $3,561)	3,222	3,481
Equity securities, at fair value (cost – $200 and $398)	214	467
Short-term investments, at fair value and amortized cost	2,097	1,667
Other investments (cost – $1,308 and $1,258)	1,462	1,375

Total investments	48,549	46,515
Cash	668	669
Securities lending collateral	1,429	1,544
Accrued investment income	496	502
Insurance and reinsurance balances receivable	3,958	3,671
Reinsurance recoverable on losses and loss expenses	13,132	13,595
Reinsurance recoverable on policy benefits	291	298
Deferred policy acquisition costs	1,574	1,445
Value of business acquired	668	748
Goodwill and other intangible assets	3,836	3,931
Prepaid reinsurance premiums	1,904	1,521
Deferred tax assets	1,105	1,154
Investments in partially-owned insurance companies (cost – $324 and $314)	459	433
Other assets	2,091	1,954

Total assets	$80,160	$77,980

Liabilities
Unpaid losses and loss expenses	$37,062	$37,783
Unearned premiums	6,836	6,067
Future policy benefits	3,034	3,008
Insurance and reinsurance balances payable	3,331	3,295
Deposit liabilities	308	332
Securities lending payable	1,454	1,586
Payable for securities purchased	400	154
Accounts payable, accrued expenses, and other liabilities	2,541	2,349
Income taxes payable	170	111
Short-term debt	147	161
Long-term debt	3,158	3,158
Trust preferred securities	309	309

Total liabilities	58,750	58,313

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 31.21 and CHF 31.88 par value, 340,395,245 and 337,841,616 shares issued, 338,755,604 and 336,524,657 shares outstanding)	10,365	10,503
Common Shares in treasury (1,639,641 and 1,316,959 shares)	(29)	(3)
Additional paid-in capital	5,530	5,526
Retained earnings	4,250	2,818
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	1,294	823
Common Shares issued to employee trust	(2)	(2)

Total shareholders’ equity	21,410	19,667

Total liabilities and shareholders’ equity	$80,160	$77,980

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$3,420	$3,415	$6,991	$6,839
Change in unearned premiums	(187)	(149)	(481)	(379)

Net premiums earned	3,233	3,266	6,510	6,460
Net investment income	518	506	1,022	1,008
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(31)	(305)	(81)	(497)
Portion of OTTI losses recognized in other comprehensive income (OCI)	13	191	45	191

Net OTTI losses recognized in income	(18)	(114)	(36)	(306)
Net realized gains (losses) excluding OTTI losses	27	(111)	213	(40)

Total net realized gains (losses)	9	(225)	177	(346)

Total revenues	3,760	3,547	7,709	7,122

Expenses
Losses and loss expenses	1,800	1,821	3,721	3,637
Policy benefits	87	78	174	177
Policy acquisition costs	536	523	1,090	1,004
Administrative expenses	463	454	923	874
Interest expense	52	56	104	109
Other (income) expense	3	(21)	(1)	(7)

Total expenses	2,941	2,911	6,011	5,794

Income before income tax	819	636	1,698	1,328
Income tax expense	142	101	266	226

Net income	$677	$535	$1,432	$1,102

Other comprehensive income
Unrealized appreciation (depreciation)	$487	$972	$1,070	$526
Reclassification adjustment for net realized (gains) losses included in net income	(97)	157	(226)	336

	390	1,129	844	862
Change in:
Cumulative translation adjustment	(169)	325	(259)	267
Pension liability	2	(10)	8	(14)

Other comprehensive income, before income tax	223	1,444	593	1,115
Income tax expense related to other comprehensive income items	(55)	(289)	(122)	(190)

Other comprehensive income	168	1,155	471	925

Comprehensive income	$845	$1,690	$1,903	$2,027

Basic earnings per share	$1.99	$1.58	$4.22	$3.28

Diluted earnings per share	$1.98	$1.58	$4.21	$3.27

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30
	2010	2009
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,503	$10,827
Net shares issued under employee share-based compensation plans	71	68
Exercise of stock options	9	1
Dividends declared on Common Shares-par value reduction	(218)	(192)

Balance – end of period	10,365	10,704

Common Shares in treasury
Balance – beginning of period	(3)	(3)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	(26)	1

Balance – end of period	(29)	(2)

Additional paid-in capital
Balance – beginning of period	5,526	5,464
Net shares redeemed under employee share-based compensation plans	(69)	(72)
Exercise of stock options	5	2
Share-based compensation expense	68	59

Balance – end of period	5,530	5,453

Retained earnings
Balance – beginning of period	2,818	74
Effect of adoption of OTTI standard	—	221
Net income	1,432	1,102

Balance – end of period	4,250	1,397

Deferred compensation obligation
Balance – beginning and end of period	$2	$3

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30
	2010	2009
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$657	$(1,712)
Effect of adoption of OTTI standard	—	(267)
Change in period, net of income tax (expense) benefit of $(213) and $(201)	631	1,010

Balance – end of period	1,288	(969)

Cumulative translation adjustment
Balance – beginning of period	240	(161)
Change in period, net of income tax (expense) benefit of $94 and $(76)	(165)	191

Balance – end of period	75	30

Pension liability adjustment
Balance – beginning of period	(74)	(43)
Change in period, net of income tax (expense) benefit of $(3) and $5	5	(9)

Balance – end of period	(69)	(52)

Accumulated other comprehensive income (loss)	1,294	(991)

Common Shares issued to employee trust
Balance – beginning and end of period	(2)	(3)

Total shareholders’ equity	$21,410	$16,561

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30
	2010	2009
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,432	$1,102
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(177)	346
Amortization of premiums/discounts on fixed maturities	61	14
Deferred income taxes	(48)	(68)
Unpaid losses and loss expenses	(452)	(135)
Unearned premiums	818	772
Future policy benefits	40	97
Insurance and reinsurance balances payable	(16)	238
Accounts payable, accrued expenses, and other liabilities	33	(360)
Income taxes payable	60	17
Insurance and reinsurance balances receivable	(316)	(484)
Reinsurance recoverable on losses and loss expenses	346	626
Reinsurance recoverable on policy benefits	11	(124)
Deferred policy acquisition costs	(167)	(195)
Prepaid reinsurance premiums	(411)	(361)
Other	477	(163)

Net cash flows from operating activities	1,691	1,322

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(16,623)	(17,920)
Purchases of to be announced mortgage-backed securities	(720)	(5,264)
Purchases of fixed maturities held to maturity	(324)	(184)
Purchases of equity securities	(38)	(309)
Sales of fixed maturities available for sale	12,866	13,610
Sales of to be announced mortgage-backed securities	684	5,621
Sales of fixed maturities held to maturity	—	1
Sales of equity securities	311	1,074
Maturities and redemptions of fixed maturities available for sale	1,776	1,627
Maturities and redemptions of fixed maturities held to maturity	570	220
Net derivative instruments settlements	131	5
Other	(100)	(96)

Net cash flows used for investing activities	(1,467)	(1,615)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(210)	(179)
Net repayment of short-term debt	—	(250)
Net proceeds from issuance of long-term debt	—	500
Proceeds from exercise of options for Common Shares	14	3
Proceeds from Common Shares issued under Employee Stock Purchase Plan (ESPP)	5	11

Net cash flows from (used for) financing activities	(191)	85

Effect of foreign currency rate changes on cash and cash equivalents	(34)	(5)

Net decrease in cash	(1)	(213)
Cash – beginning of period	669	867

Cash – end of period	$668	$654

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

2. Significant accounting policies

New accounting pronouncements

Adopted in the six months ended June 30, 2010

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

To be adopted after June 30, 2010

Embedded Credit Derivatives

In March 2010, the FASB issued ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11). The provisions of ASU 2010-11 amend ASC Topic 815, Derivatives and Hedging, to provide clarification on the bifurcation scope exception for embedded credit derivative features. ASU 2010-11 is effective for interim and annual reporting periods beginning on July 1, 2010. ACE does not expect the adoption of these provisions to have a material impact on ACE’s financial condition or results of operations.

3. Investments

a) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI.

	June 30, 2010
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,401	$140	$—	$3,541	$—
Foreign	10,878	413	(87)	11,204	(28)
Corporate securities	14,123	784	(132)	14,775	(36)
Mortgage-backed securities	10,405	421	(235)	10,591	(229)
States, municipalities, and political subdivisions	1,397	56	(10)	1,443	—

	$40,204	$1,814	$(464)	$41,554	$(293)

Held to maturity
U.S. Treasury and agency	$925	$39	$—	$964	$—
Foreign	21	—	—	21	—
Corporate securities	301	13	—	314	—
Mortgage-backed securities	1,277	64	(6)	1,335	—
States, municipalities, and political subdivisions	698	8	(1)	705	—

	$3,222	$124	$(7)	$3,339	$—

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

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” column above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the statement of comprehensive income. For the three and six months ended June 30, 2010, $33 million and $96 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At June 30, 2010, and December 31, 2009, AOCI includes net unrealized depreciation of $143 million and $162 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents fixed maturities at June 30, 2010, and December 31, 2009, by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	June 30 2010		December 31 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$1,525	$1,606	$1,354	$1,352
Due after 1 year through 5 years	13,976	14,430	14,457	14,905
Due after 5 years through 10 years	11,222	11,827	9,642	10,067
Due after 10 years	3,076	3,100	3,474	3,359

	29,799	30,963	28,927	29,683
Mortgage-backed securities	10,405	10,591	10,058	9,842

	$40,204	$41,554	$38,985	$39,525

Held to maturity; maturity period
Due in 1 year or less	$591	$599	$755	$766
Due after 1 year through 5 years	1,255	1,304	1,096	1,129
Due after 5 years through 10 years	15	16	108	115
Due after 10 years	84	85	82	82

	1,945	2,004	2,041	2,092
Mortgage-backed securities	1,277	1,335	1,440	1,469

	$3,222	$3,339	$3,481	$3,561

b) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities at June 30, 2010, and December 31, 2009.

	June 30 2010	December 31 2009
	(in millions of U.S. dollars)
Cost	$200	$398
Gross unrealized appreciation	16	70
Gross unrealized depreciation	(2)	(1)

Fair value	$214	$467

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The cumulative effect recorded at the date of adoption, April 1, 2009, reflected a reduction to AOCI and an increase to Retained earnings of $267 million. These adjustments reflected the Company’s best estimate at the adoption date of the net of tax amount ($349 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that had not suffered a credit loss, the Company did not intend to sell, and it was more likely than not that ACE would not be required to sell before the recovery of their amortized cost. Retained earnings and Deferred tax assets as at April 1, 2009, were also reduced by $46 million as a result of an increase in the Company’s valuation allowance against deferred tax assets, which was a direct effect of the adoption. In the quarter following the period of initial adoption, the cumulative effect of adoption was ultimately adjusted by $25 million ($44 million pre-tax). The $44 million pre-tax adjustment reflected the true-up of ACE’s prior estimate of reversals of non-credit OTTI for securities impaired prior to 2006 (Pre-2006 OTTI) for which a detailed review of securities held at the adoption date of the new OTTI standards was not completed until the third quarter of 2009. Upon completion of the detailed review of securities held at the adoption date, ACE determined that fewer Pre-2006 OTTI securities were held than previously estimated, which resulted in an overstatement of the original reversal estimate of non-credit OTTI on Pre-2006 OTTI. The adjustment resulted in an increase to AOCI and an offsetting decrease in Retained earnings with no impact on net income or shareholders’ equity.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $20 million of gross unrealized loss at June 30, 2010. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of credit worthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

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

Moody’s Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0%-1.4%	0.0%-0.3%

Below Investment Grade:
Ba	4.8%	1.1%
B	12.9%	3.4%
Caa-C	53.6%	13.8%

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities for the three and six months ended June 30, 2010, of $Nil and $1 million, respectively. Credit losses recognized in net income for corporate securities from the date of adoption to June 30, 2009, were $34 million.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss at June 30, 2010, by sector and vintage.

Range of Significant Assumptions Used

Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2003 and prior	11%	22%
	2004	21-42%	37-48%
	2005	9-44%	45-55%
	2006-2007	13-73%	40-63%

ALT-A	2003 and prior	26%	39%
	2004	33%	45%
	2005	9-51%	48-63%
	2006-2007	32-70%	59-66%

Option ARM	2003 and prior	28%	29%
	2004	56%	45%
	2005	68-85%	57-64%
	2006-2007	73-81%	65-66%

Sub-prime	2003 and prior	57%	65%
	2004	62%	64%
	2005	73%	74%
	2006-2007	58-85%	55-82%

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities for the three and six months ended June 30, 2010, of $5 million and $22 million, respectively. Credit losses recognized in net income for mortgage-backed securities from the date of adoption to June 30, 2009, were $26 million.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(18)	$(281)	$(68)	(369)
OTTI on fixed maturities recognized in OCI (pre-tax)	13	191	45	191

OTTI on fixed maturities, net	(5)	(90)	(23)	(178)
Gross realized gains excluding OTTI	128	179	296	330
Gross realized losses excluding OTTI	(46)	(160)	(115)	(271)

Total fixed maturities	77	(71)	158	(119)

Equity securities:
OTTI on equity securities	—	(1)	—	(26)
Gross realized gains excluding OTTI	32	61	77	65
Gross realized losses excluding OTTI	—	(141)	—	(220)

Total equity securities	32	(81)	77	(181)

OTTI on other investments	(13)	(23)	(13)	(102)
Foreign exchange gains (losses)	61	(56)	52	(24)
Investment and embedded derivative instruments	5	(21)	24	34
Fair value adjustments on insurance derivative	(301)	284	(205)	283
S&P put options and futures	143	(181)	84	(156)
Other derivative instruments	4	(39)	(5)	(66)
Other	1	(37)	5	(15)

Net realized gains (losses)	$9	$(225)	$177	$(346)

The following table presents, for the periods indicated, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI. For 2009, the roll forward is presented from April 1, 2009, the date of adoption of the then new OTTI standard, to June 30, 2009.

	Three Months Ended June 30		Six Months Ended June 30, 2010
	2010	2009
	(in millions of U.S. Dollars)
Balance of credit losses related to securities still held-beginning of period	$163	$130	$174
Additions where no OTTI was previously recorded	5	54	22
Additions where an OTTI was previously recorded	—	6	1
Reductions reflecting amounts previously recorded in OCI but subsequently reflected in net income	—	(2)	—
Reductions for securities sold during the period	(31)	—	(60)

Balance of credit losses related to securities still held-end of period	$137	$188	$137

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d) Gross unrealized loss

At June 30, 2010, there were 3,023 fixed maturities out of a total of 18,992 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $10 million. Fixed maturities in an unrealized loss position at June 30, 2010, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase and included non-agency mortgage-backed securities that suffered a decline in value since their original date of purchase.

The following tables present, for all securities in an unrealized loss position at June 30, 2010, and December 31, 2009 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
June 30, 2010
U.S. Treasury and agency	$—	$—	$7	$(0.1)	$7	$(0.1)
Foreign	1,556	(36.1)	395	(50.8)	1,951	(86.9)
Corporate securities	1,926	(42.3)	480	(89.9)	2,406	(132.2)
Mortgage-backed securities	184	(5.0)	1,141	(235.7)	1,325	(240.7)
States, municipalities, and political subdivisions	308	(9.4)	26	(2.0)	334	(11.4)

Total fixed maturities	3,974	(92.8)	2,049	(378.5)	6,023	(471.3)
Equity securities	17	(1.6)	1	(0.3)	18	(1.9)

Total	$3,991	$(94.4)	$2,050	$(378.8)	$6,041	$(473.2)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2009
U.S. Treasury and agency	$1,952	$(19.4)	$21	$(1.1)	$1,973	$(20.5)
Foreign	2,568	(124.0)	363	(36.4)	2,931	(160.4)
Corporate securities	1,222	(52.3)	865	(99.1)	2,087	(151.4)
Mortgage-backed securities	1,731	(54.8)	1,704	(409.7)	3,435	(464.5)
States, municipalities, and political subdivisions	455	(13.9)	60	(5.0)	515	(18.9)

Total fixed maturities	7,928	(264.4)	3,013	(551.3)	10,941	(815.7)
Equity securities	111	(1.3)	—	—	111	(1.3)
Other investments	81	(16.4)	—	—	81	(16.4)

Total	$8,120	$(282.1)	$3,013	$(551.3)	$11,133	$(833.4)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

e) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at June 30, 2010, are fixed maturities and short-term investments totaling $12.1 billion and cash of $165 million. The following table presents the components of the restricted assets at June 30, 2010, and December 31, 2009.

	June 30 2010	December 31 2009
	(in millions of U.S. dollars)
Trust funds	$8,226	$8,402
Deposits with non-U.S. regulatory authorities	2,450	2,475
Deposits with U.S. regulatory authorities	1,366	1,199
Other pledged assets	232	245

	$12,274	$12,321

4. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$27	$27	$56	$50
Policy benefits	$22	$21	$46	$65
GMIB
Net premiums earned	$40	$39	$81	$79
Policy benefits	6	6	13	8
Realized gains (losses)	(301)	284	(205)	283

Gain (loss) recognized in income	$(267)	$317	$(137)	$354

Net cash received (disbursed)	$40	$38	$80	$78
Net (increase) decrease in liability	$(307)	$279	$(217)	$276

At June 30, 2010, reported liabilities for GMDB and GMIB reinsurance were $197 million and $776 million, respectively, compared with $212 million and $559 million, respectively, at December 31, 2009. The reported liability for GMIB reinsurance of $776 million at June 30, 2010, and $559 million at December 31, 2009, includes a fair value derivative adjustment of $648 million and $443 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At June 30, 2010, and December 31, 2009, the Company’s net amount at risk from its GMDB reinsurance programs was $4.2 billion and $3.8 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2010, and December 31, 2009, respectively);
•	there are no lapses or withdrawals;
•	mortality according to 100 percent of the Annuity 2000 mortality table; and
•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 3 to 4 percent.

At June 30, 2010, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.4 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At June 30, 2010, and December 31, 2009, the Company’s net amount at risk from its GMIB reinsurance programs was $1.1 billion and $683 million, respectively. For GMIB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2010, and December 31, 2009, respectively);
•	there are no deaths, lapses, or withdrawals;
•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve; and
•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2 to 3 percent.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Under reinsurance programs covering living benefit guarantees, the Company assumes the risk of GMIBs associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The Company’s GMIB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GMIBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within Accounts payable, accrued expenses, and other liabilities (AP). The Company also maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity and interest rate exposure in the GMDB and GMIB block of business.

In relation to certain debt issuances, the Company has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

The Company carries all derivative instruments at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at June 30, 2010, and December 31, 2009.

		June 30, 2010		December 31, 2009
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$3	$715	$6	$393
Futures contracts on money market instruments	AP	8	4,143	4	4,711
Futures contracts on notes and bonds	AP	(2)	819	(2)	500
Options on money market instruments	AP	—	1,024	—	200
Options on notes and bonds futures	AP	1	20	(1)	305
Convertible bonds	FM AFS	345	825	354	725
TBAs	FM AFS	48	45	11	10

		$403	$7,591	$372	$6,844

Other derivative instruments
Futures contracts on equities	AP	$38	$934	$(9)	$960
Options on equity market indices	AP	74	250	56	250
Interest rate swaps	AP	(33)	500	(24)	500
Credit default swaps	AP	14	350	2	350
Other	AP	—	17	12	37

		$93	$2,051	$37	$2,097

GMIB(1)	AP/FPB	$(776)	$1,092	$(559)	$683

(1)	Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$23	$(35)	$36	$(14)
All other futures contracts and options	2	(18)	10	(4)
Convertible bonds	(20)	38	(22)	57
TBAs	—	(6)	—	(5)

	$5	$(21)	$24	$34

GMIB and other derivative instruments
GMIB	$(301)	$284	$(205)	$283
Futures contracts on equities	117	(89)	66	(102)
Options on equity market indices	26	(92)	18	(54)
Interest rate swaps	(8)	10	(17)	(15)
Credit default swaps	11	(49)	11	(52)
Other	1	—	1	1

	$(154)	$64	$(126)	$61

	$(149)	$43	$(102)	$95

Derivative instrument objectives

(i) Foreign currency exposure management

A foreign currency forward contracts (forward) is an agreement between participants to exchange specific foreign currencies at a future date. The Company uses forwards to minimize the effect of fluctuating foreign currencies.

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

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the credit worthiness of its counterparties and obtains collateral. The performance of exchange-traded instruments is guaranteed by the exchange on which they trade. For non-exchange-traded instruments, the counterparties are principally banks which must meet certain criteria according to the Company’s investment guidelines.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(v) GMIB

Under the GMIB program, as the assuming entity, the Company is obligated to provide coverage until the expiration of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus, includes a risk margin. The Company may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (i.e., increased annuitization or decreased lapse rates) although the Company expects the business to be profitable. The Company believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GMIB reinsurance programs for a given reporting period.

b) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $936 million. In connection with these investments, the Company has commitments that may require funding of up to $748 million over the next several years.

c) Taxation

During the three months ended June 30, 2010, the Company reached final settlement with the Internal Revenue Service (IRS) Appeals Division regarding the Company’s federal tax returns for 2002, 2003, and 2004. As a result of the settlement, the Company reduced the amount of its unrecognized tax benefits by approximately $21 million. During the three months ended June 30, 2010, the IRS completed its field examination of the Company’s federal tax returns for 2005, 2006, and 2007 and has proposed several adjustments principally involving transfer pricing and other insurance-related matters. In July 2010, the Company filed a written protest with the IRS seeking review by the IRS Appeals Division. While it is reasonably possible that a significant change in the Company’s unrecognized tax benefits could occur in the next 12 months, the Company believes that the outcome of the appeal will not have a material impact on the Company’s financial condition or results of operations. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2007 and later.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 22, 2005. ACE American Insurance Co. is named. The trial court originally stayed this case, but the Florida Court of Appeals later remanded and the trial court declined to grant another stay. The court has denied motions to dismiss, and ACE American Ins. Co. has filed an answer. Discovery is ongoing. Trial is scheduled for January 2011.

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings, Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing. Trial will likely occur in 2011.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

(iii) Legislative activity

The State of New York, as part of the 2009-10 State budget, has adopted language that requires an insurer which (1) paid to the Workers’ Compensation Board (WCB) various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) “has identified and held any funds collected but not paid to the WCB, as measurable and available, as of January 1, 2009” to pay retroactive assessments to the WCB. The language, and impact, of this new law is at present uncertain because it uses terms and dates that are not readily identifiable with respect to insurers’ statutory financial statements and because the State has not promulgated implementing regulations or other explanatory materials. The Company’s understanding is that the law is intended to address certain inconsistencies in the New York State laws regulating the calculation of workers’ compensation assessments by insurance carriers and the remittance of those funds to the State. In July 2009, ACE received a subpoena from the NYAG requesting documents related to these issues, and in October 2009, ACE received a request from the WCB asking ACE to explain whether or not it was an “affected carrier” under the new law. In addition, the New York State legislature, as part of the 2010-11 State budget, has enacted language that appears to require an insurer who paid to the WCB various statutory assessments in an amount less than that insurer “collected” from insured employers for the period April 1, 2008, through March 31, 2009, to pay such “excess assessment funds” to the WCB. Although the Company cannot at this time predict the interpretation that will be afforded the legislative language, ACE is confident that it has complied with the law governing workers’ compensation surcharges and assessments. ACE has established a contingency based on the Company’s best estimate of the potential liability that could result from the legislation or other events surrounding this topic, based on the facts and circumstances at this time. Such contingency will be increased or decreased as circumstances develop. The Company does not expect these events to have a material impact on its financial condition or results of operations.

6. Shareholders’ equity

All Common Shares of the Company are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. For the foreseeable future, subject to shareholder approval, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the three months ended June 30, 2010 and 2009, dividends declared per Common Share amounted to CHF 0.34 ($0.33) and CHF 0.33 ($0.31), respectively. Dividends declared for the six months ended June 30, 2010 and 2009, were CHF 0.67 ($0.64) and CHF 0.63 ($0.57), respectively. The par value distribution in the six months ended June 30, 2010, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 31.21.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options. At June 30, 2010, 1,639,641 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

7. Share-based compensation

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). The Company’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair value of the Company’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 25, 2010, the Company granted 2,114,706 stock options with a weighted-average grant date fair value of $12.08 each. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The Company’s 2004 LTIP also provides for grants of restricted stock and restricted stock units. The Company generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 25, 2010, the Company granted 2,187,844 restricted stock awards and 320,766 restricted stock units to officers of the Company and its subsidiaries with a grant date fair value of $50.37 each. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Common Share upon vesting. On May 19, 2010, the date of the Company’s annual general meeting, 36,248 restricted stock awards were granted to ACE’s outside directors with a grant date fair value of $52.83 each. Such awards will vest at the 2011 annual general meeting.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments in partially-owned insurance companies

Fair values for investments in partially-owned insurance companies based on the financial statements provided by those companies are classified within Level 3.

Investment derivative instruments

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, the Company obtains quoted market prices to determine fair value. As such, these instruments are included within Level 1.

Guaranteed minimum income benefits

The liability for GMIBs arises from the Company’s life reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs associated with variable annuity contracts. For GMIB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. Based on the Company’s second quarter valuation review, ACE made changes to the valuation model as follows:

•	Adjusted the likelihood that policyholders will exercise their contractual options to be consistent with emerging market participant expectations of future behavior;

•

The annuitization assumption was revised to increase the amount of annuitizations for policies with guaranteed values far in excess of their account values, based on a recent study of ACE’s annuitization experience; and

•	Inputs for interest rate and equity volatilities were changed, moving to an approach that ACE believes is consistent with how a market participant would interpret limited market data.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, at June 30, 2010, and December 31, 2009.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)

June 30, 2010
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,766	$1,775	$—	$3,541
Foreign	250	10,926	28	11,204
Corporate securities	76	14,578	121	14,775
Mortgage-backed securities	23	10,556	12	10,591
States, municipalities, and political subdivisions	—	1,440	3	1,443

	2,115	39,275	164	41,554

Fixed maturities held to maturity
U.S. Treasury and agency	384	580	—	964
Foreign	—	21	—	21
Corporate securities	—	314	—	314
Mortgage-backed securities	—	1,335	—	1,335
States, municipalities, and political subdivisions	—	705	—	705

	384	2,955	—	3,339

Equity securities	188	10	16	214
Short-term investments	1,150	947	—	2,097
Other investments	32	203	1,227	1,462
Securities lending collateral	—	1,429	—	1,429
Investments in partially-owned insurance companies	—	—	459	459
Investment derivative instruments	11	(1)	—	10
Other derivative instruments	38	41	14	93

Total assets at fair value	$3,918	$44,859	$1,880	$50,657

Liabilities:
GMIB	$—	$—	$776	$776
Short-term debt	—	152	—	152
Long-term debt	—	3,467	—	3,467
Trust preferred securities	—	357	—	357

Total liabilities at fair value	$—	$3,976	$776	$4,752

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no significant gross transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value of alternative investments

Included in the Other investments in the fair value hierarchy at June 30, 2010, and December 31, 2009, are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At June 30, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV. The following table presents, by investment category, the fair values and maximum future funding commitments related to these investments at June 30, 2010, and December 31, 2009. The table also shows the expected liquidation period from June 30, 2010.

	June 30, 2010			December 31, 2009
	Expected Liquidation Period	Fair Value	Maximum future funding commitments	Fair Value	Maximum future funding commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$179	$123	$173	$109
Real estate	3 to 9 Years	122	119	89	150
Distressed	6 to 9 Years	184	106	233	59
Mezzanine	6 to 9 Years	102	123	102	75
Traditional	3 to 8 Years	317	273	243	300
Vintage	1 to 3 Years	32	4	31	2
Investment funds	Not Applicable	320	—	310	—

		$1,256	$748	$1,181	$695

Included in all categories in the above table except for Investment Funds are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. Included in the “Expected Liquidation Period” column above is the range in years over which ACE expects the majority of underlying assets in the respective categories to be liquidated. Further, for all categories except for Investment Funds, ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Traditional

Traditional consists of investments in private equity funds employing traditional private equity investment strategies such as buyout and venture with different geographical focuses including Brazil, Asia, Europe, and the U.S.

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
	(in millions of U.S. dollars)
Three Months Ended June 30, 2010
Assets:
Fixed maturities available for sale
Foreign	$21	$—	$1	$—	$6	$28	$—
Corporate securities	133	(1)	3	(14)	—	121	—
Mortgage-backed securities	12	—	—	—	—	12	—
States, municipalities, and political subdivisions	2	—	—	1	—	3	—

	168	(1)	4	(13)	6	164	—

Equity securities	13	1	(1)	3	—	16	—
Other investments	1,236	(14)	14	(9)	—	1,227	(14)
Investments in partially-owned insurance companies	454	4	(4)	5	—	459	—
Other derivative instruments	14	12	—	(12)	—	14	12

Total assets at fair value	$1,885	$2	$13	$(26)	$6	$1,880	$(2)

Liabilities:
GMIB	$469	$301	$—	$6	$—	$776	$301

(1)	Relates only to financial instruments still held at the balance sheet date.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance-End of Period	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
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
	(in millions of U.S. dollars)
Six Months Ended June 30, 2010
Assets:
Fixed maturities available for sale
Foreign	$59	$(1)	$1	$—	$(31)	$28	$—
Corporate securities	168	(1)	6	(17)	(35)	121	—
Mortgage-backed securities	21	—	—	(9)	—	12	—
States, municipalities, and political subdivisions	3	—	—	—	—	3	—

	251	(2)	7	(26)	(66)	164	—

Fixed maturities held to maturity
Mortgage-backed securities	45	—	—	—	(45)	—	—

Equity securities	12	1	—	3	—	16	—
Other investments	1,149	(13)	33	58	—	1,227	(13)
Investments in partially-owned insurance companies	433	4	17	5	—	459	—
Other derivative instruments	14	12	—	(12)	—	14	12

Total assets at fair value	$1,904	$2	$57	$28	$(111)	$1,880	$(1)

Liabilities:
GMIB	$559	$205	$—	$12	$—	$776	$205

(1)	Relates only to financial instruments still held at the balance sheet date.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in Other Comprehensive Income	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Period	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Statement of Operations by Segment

For the Three Months Ended June 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,438	$1,302	$289	$391	$—	$3,420
Net premiums earned	1,326	1,263	256	388	—	3,233
Losses and loss expenses	924	644	103	129	—	1,800
Policy benefits	—	1	—	86	—	87
Policy acquisition costs	126	296	48	66	—	536
Administrative expenses	147	207	15	54	40	463

Underwriting income (loss)	129	115	90	53	(40)	347

Net investment income	287	115	73	43	—	518
Net realized gains (losses) including OTTI	85	48	28	(155)	3	9
Interest expense	—	—	—	—	52	52
Other (income) expense	4	(3)	(2)	3	1	3
Income tax expense (benefit)	110	59	9	16	(52)	142

Net income (loss)	$387	$222	$184	$(78)	$(38)	$677

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended June 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,454	$1,265	$329	$367	$—	$3,415
Net premiums earned	1,415	1,246	241	364	—	3,266
Losses and loss expenses	997	635	56	133	—	1,821
Policy benefits	—	1	—	77	—	78
Policy acquisition costs	129	293	46	55	—	523
Administrative expenses	147	190	14	64	39	454

Underwriting income (loss)	142	127	125	35	(39)	390

Net investment income	275	114	73	43	1	506
Net realized gains (losses) including OTTI	(97)	(87)	(47)	108	(102)	(225)
Interest expense	—	—	—	—	56	56
Other (income) expense	1	5	1	(1)	(27)	(21)
Income tax expense (benefit)	76	29	13	14	(31)	101

Net income (loss)	$243	$120	$137	$173	$(138)	$535

Statement of Operations by Segment

For the Six Months Ended June 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$2,833	$2,722	$660	$776	$—	$6,991
Net premiums earned	2,696	2,514	532	768	—	6,510
Losses and loss expenses	1,862	1,345	254	260	—	3,721
Policy benefits	—	4	—	170	—	174
Policy acquisition costs	282	579	102	127	—	1,090
Administrative expenses	295	409	27	112	80	923

Underwriting income (loss)	257	177	149	99	(80)	602

Net investment income	565	229	142	86	—	1,022
Net realized gains (losses) including OTTI	165	70	59	(112)	(5)	177
Interest expense	—	—	—	—	104	104
Other (income) expense	(1)	(1)	(6)	6	1	(1)
Income tax expense (benefit)	214	73	19	30	(70)	266

Net income (loss)	$774	$404	$337	$37	$(120)	$1,432

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Six Months Ended June 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$2,846	$2,592	$688	$713	$—	$6,839
Net premiums earned	2,852	2,430	479	699	—	6,460
Losses and loss expenses	2,001	1,248	143	245	—	3,637
Policy benefits	—	3	—	174	—	177
Policy acquisition costs	252	553	97	102	—	1,004
Administrative expenses	287	365	26	122	74	874

Underwriting income (loss)	312	261	213	56	(74)	768

Net investment income	538	234	145	89	2	1,008
Net realized gains (losses) including OTTI	(217)	(80)	(36)	117	(130)	(346)
Interest expense	—	—	—	—	109	109
Other (income) expense	5	9	1	1	(23)	(7)
Income tax expense (benefit)	172	75	29	20	(70)	226

Net income (loss)	$456	$331	$292	$241	$(218)	$1,102

Underwriting assets are reviewed in total by management for purpose of decision-making. Other than goodwill, the Company does not allocate assets to its segments.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the net premiums earned for each segment by product for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended June 30, 2010
Insurance – North American	$355	$895	$76	$1,326
Insurance – Overseas General	424	349	490	1,263
Global Reinsurance	120	136	—	256
Life	—	—	388	388

	$899	$1,380	$954	$3,233

For the Three Months Ended June 30, 2009
Insurance – North American	$448	$902	$65	$1,415
Insurance – Overseas General	422	357	467	1,246
Global Reinsurance	128	113	—	241
Life	—	—	364	364

	$998	$1,372	$896	$3,266

For the Six Months Ended June 30, 2010
Insurance – North American	$713	$1,839	$144	$2,696
Insurance – Overseas General	844	694	976	2,514
Global Reinsurance	258	274	—	532
Life	—	—	768	768

	$1,815	$2,807	$1,888	$6,510

For the Six Months Ended June 30, 2009
Insurance – North American	$865	$1,862	$125	$2,852
Insurance – Overseas General	842	672	916	2,430
Global Reinsurance	274	205	—	479
Life	—	—	699	699

	$1,981	$2,739	$1,740	$6,460

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Earnings per share

The following table presents the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$677	$535	$1,432	$1,102

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	339,975,261	336,898,236	339,202,374	336,159,387
Denominator for diluted earnings per share:
Share-based compensation plans	1,268,395	610,060	1,185,944	342,529

Adjusted weighted-average shares outstanding and assumed conversions	341,243,656	337,508,296	340,388,318	336,501,916

Basic earnings per share	$1.99	$1.58	$4.22	$3.28

Diluted earnings per share	$1.98	$1.58	$4.21	$3.27

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended June 30, 2010 and 2009, the potential anti-dilutive share conversions were 426,167 shares and 1,382,107 shares, respectively. The potential anti-dilutive share conversions for the six months ended June 30, 2010 and 2009, were 429,990 shares and 1,596,259 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2010, and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$50	$24,967	$23,532	$—	$48,549
Cash	30	378	260	—	668
Insurance and reinsurance balances receivable	—	3,311	647	—	3,958
Reinsurance recoverable on losses and loss expenses	—	16,797	(3,665)	—	13,132
Reinsurance recoverable on policy benefits	—	674	(383)	—	291
Value of business acquired	—	668	—	—	668
Goodwill and other intangible assets	—	3,289	547	—	3,836
Investments in subsidiaries	20,506	—	—	(20,506)	—
Due from (to) subsidiaries and affiliates, net	992	(544)	544	(992)	—
Other assets	6	7,678	1,374	—	9,058

Total assets	$21,584	$57,218	$22,856	$(21,498)	$80,160

Liabilities
Unpaid losses and loss expenses	$—	$29,849	$7,213	$—	$37,062
Unearned premiums	—	5,700	1,136	—	6,836
Future policy benefits	—	2,424	610	—	3,034
Short-term debt	—	147	—	—	147
Long-term debt	—	3,158	—	—	3,158
Trust preferred securities	—	309	—	—	309
Other liabilities	174	6,634	1,396	—	8,204

Total liabilities	174	48,221	10,355	—	58,750

Total shareholders’ equity	21,410	8,997	12,501	(21,498)	21,410

Total liabilities and shareholders’ equity	$21,584	$57,218	$22,856	$(21,498)	$80,160

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$1,993	$1,427	$—	$3,420
Net premiums earned	—	1,894	1,339	—	3,233
Net investment income	—	253	265	—	518
Equity in earnings of subsidiaries	648	—	—	(648)	—
Net realized gains (losses) including OTTI	12	63	(66)	—	9
Losses and loss expenses	—	1,147	653	—	1,800
Policy benefits	—	33	54	—	87
Policy acquisition costs and administrative expenses	16	583	410	(10)	999
Interest expense	(10)	61	(9)	10	52
Other (income) expense	(26)	19	10	—	3
Income tax expense	3	107	32	—	142

Net income	$677	$260	$388	$(648)	$677

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$1,764	$1,651	$—	$3,415
Net premiums earned	—	1,726	1,540	—	3,266
Net investment income	—	246	260	—	506
Equity in earnings of subsidiaries	587	—	—	(587)	—
Net realized gains (losses) including OTTI	(50)	(37)	(138)	—	(225)
Losses and loss expenses	—	1,073	748	—	1,821
Policy benefits	—	20	58	—	78
Policy acquisition costs and administrative expenses	16	530	438	(7)	977
Interest expense	(10)	64	(8)	10	56
Other (income) expense	—	(2)	(19)	—	(21)
Income tax expense (benefit)	(4)	70	35	—	101

Net income	$535	$180	$410	$(590)	$535

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$4,220	$2,771	$—	$6,991
Net premiums earned	—	3,850	2,660	—	6,510
Net investment income	—	507	515	—	1,022
Equity in earnings of subsidiaries	1,383	—	—	(1,383)	—
Net realized gains (losses) including OTTI	11	73	93	—	177
Losses and loss expenses	—	2,463	1,258	—	3,721
Policy benefits	—	66	108	—	174
Policy acquisition costs and administrative expenses	32	1,144	854	(17)	2,013
Interest expense	(19)	121	(17)	19	104
Other (income) expense	(54)	38	15	—	(1)
Income tax expense	3	203	60	—	266

Net income	$1,432	$395	$990	$(1,385)	$1,432

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$3,845	$2,994	$—	$6,839
Net premiums earned	—	3,590	2,870	—	6,460
Net investment income	—	492	516	—	1,008
Equity in earnings of subsidiaries	1,156	—	—	(1,156)	—
Net realized gains (losses) including OTTI	(53)	(116)	(177)	—	(346)
Losses and loss expenses	—	2,241	1,396	—	3,637
Policy benefits	—	42	135	—	177
Policy acquisition costs and administrative expenses	26	1,029	838	(15)	1,878
Interest expense	(21)	128	(17)	19	109
Other (income) expense	—	5	(12)	—	(7)
Income tax expense (benefit)	(4)	172	58	—	226

Net income	$1,102	$349	$811	$(1,160)	$1,102

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$25	$677	$989	$1,691

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(8,133)	(9,210)	(17,343)
Purchases of fixed maturities held to maturity	—	(323)	(1)	(324)
Purchases of equity securities	—	(28)	(10)	(38)
Sales of fixed maturities available for sale	2	6,491	7,057	13,550
Sales of equity securities	—	2	309	311
Maturities and redemptions of fixed maturities available for sale	—	926	850	1,776
Maturities and redemptions of fixed maturities held to maturity	—	461	109	570
Net derivative instruments settlements	(1)	(3)	135	131
Advances (to) from affiliates	196	—	(196)	—
Other	—	(80)	(20)	(100)

Net cash flows from (used for) investing activities	197	(687)	(977)	(1,467)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(210)	—	—	(210)
Proceeds from exercise of options for Common Shares	14	—	—	14
Proceeds from Common Shares issued under ESPP	5	—	—	5
Advances (to) from affiliates	—	3	(3)	—

Net cash flows from (used for) financing activities	(191)	3	(3)	(191)

Effect of foreign currency rate changes on cash and cash equivalents	—	(15)	(19)	(34)

Net increase (decrease) in cash	31	(22)	(10)	(1)
Cash – beginning of period	(1)	400	270	669

Cash – end of period	$30	$378	$260	$668

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from (used for) operating activities	$(50)	$730	$642	$1,322

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(10,445)	(12,739)	(23,184)
Purchases of fixed maturities held to maturity	—	(184)	—	(184)
Purchases of equity securities	—	(180)	(129)	(309)
Sales of fixed maturities available for sale	69	8,381	10,781	19,231
Sales of fixed maturities held to maturity	—	—	1	1
Sales of equity securities	—	495	579	1,074
Maturities and redemptions of fixed maturities available for sale	—	757	870	1,627
Maturities and redemptions of fixed maturities held to maturity	—	163	57	220
Net derivative instruments settlements	—	—	5	5
Advances (to) from affiliates	118	—	(118)	—
Other	2	(94)	(4)	(96)

Net cash flows from (used for) investing activities	189	(1,107)	(697)	(1,615)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(179)	—	—	(179)
Proceeds from exercise of options for Common Shares	3	—	—	3
Proceeds from Common Shares issued under ESPP	11	—	—	11
Net repayment of short-term debt	—	(250)	—	(250)
Net proceeds from issuance of long-term debt	—	500	—	500
Advances (to) from affiliates	—	1	(1)	—

Net cash flows from (used for) financing activities	(165)	251	(1)	85

Effect of foreign currency rate changes on cash and cash equivalents	—	(8)	3	(5)

Net decrease in cash	(26)	(134)	(53)	(213)
Cash – beginning of period	(52)	442	477	867

Cash – end of period	$(78)	$308	$424	$654

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2010. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers globally. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health and life insurance to individuals in select countries. At June 30, 2010, ACE had total assets of $80.2 billion and shareholders’ equity of $21.4 billion.

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

Market Conditions

Conditions in the insurance market remained competitive during the quarter ended June 30, 2010, with pricing generally declining on a global basis. Despite the difficult market we face, which we believe will continue into the foreseeable future, our revenues remained stable. This is the result of our prudent cycle management as we continue to decline business when we deem pricing and exposure are inadequate to generate an underwriting profit. New business writings in our P&C operations decreased year over year and our renewal retention rates, particularly in our retail P&C businesses, increased.

Continuing the recent trend, net premiums written were higher in our retail insurance business, compared with our wholesale business. On the retail side, net premiums written in commercial P&C in the U.S. increased after adjusting for a decline in loss portfolio business. This was primarily due to a large construction project in the U.S. as well as higher renewal retentions. In general, we have noted that when clients engage us for our capability as opposed to simply based on price, business is less cyclical and produces higher retentions and better terms and conditions. This includes areas such as primary lead layers of excess casualty and D&O, risk management business, construction and multinational global programs. Internationally, retail P&C increased due to favorable foreign exchange impact and growth in Latin America and Asia Pacific. With respect to our international wholesale business, we continue to reduce our exposure due to inadequate pricing. Generally speaking for ACE, while there has been less opportunity to write new business at an acceptable return, there is still much opportunity globally nonetheless because of our geographic and product capability. For example, our specialty-focused personal lines business continued to report solid growth during the quarter ended June 30, 2010, both in the U.S. and internationally.

Our Global Reinsurance segment reported a decline in net written premium in the quarter ended June 30, 2010, as clients continue to retain more risk and conditions remain competitive. Net premiums written in our A&H business were stable in constant dollar terms. Our international A&H business is showing clear signs of improvement. Latin America, in particular, exhibited strong growth while our business in Asia has now stabilized. Combined Insurance continues to benefit from improved customer retention and growth in new business and agents. We believe that our A&H business will build on this trend and increase its contribution to our financial results in the second half of 2010.

Consolidated Operating Results – Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30		% change	Six Months Ended June 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$3,420	$3,415	0%	$6,991	$6,839	2%
Net premiums earned	3,233	3,266	(1)%	6,510	6,460	1%
Net investment income	518	506	2%	1,022	1,008	1%
Net realized gains (losses)	9	(225)	NM	177	(346)	NM

Total revenues	3,760	3,547	6%	7,709	7,122	8%

Losses and loss expenses	1,800	1,821	(1)%	3,721	3,637	2%
Policy benefits	87	78	12%	174	177	(2)%
Policy acquisition costs	536	523	2%	1,090	1,004	9%
Administrative expenses	463	454	2%	923	874	6%
Interest expense	52	56	(7)%	104	109	(5)%
Other (income) expense	3	(21)	NM	(1)	(7)	86%

Total expenses	2,941	2,911	1%	6,011	5,794	4%

Income before income tax	819	636	29%	1,698	1,328	28%
Income tax expense	142	101	41%	266	226	18%

Net income	$677	$535	27%	$1,432	$1,102	30%

NM – not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended June 30, 2010
	P&C	A&H	Total
Net premiums written:
Growth in original currency	(2.8)%	0.1%	(2.1)%
Foreign exchange effect	1.4%	4.9%	2.2%

Growth as reported in U.S. dollars	(1.4)%	5.0%	0.1%

Net premiums earned:
Growth in original currency	(4.2)%	0.2%	(3.2)%
Foreign exchange effect	1.3%	4.9%	2.2%

Growth as reported in U.S. dollars	(2.9)%	5.1%	(1.0)%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, were stable in the three and six months ended June 30, 2010, compared with the prior year periods. We benefited from favorable foreign exchange impact in our international operations as the U.S. dollar weakened against major currencies. We reported growth in our international retail P&C business, U.S. retail specialty casualty lines, our personal lines operations, and Life segment. Growth was offset by a decline in assumed loss portfolio business, continued competitive conditions in our London wholesale unit, and crop which experienced a lower adjustment to net premiums written and earned in connection with the annual first quarter crop settlement (refer to Insurance – North American). With respect to assumed loss portfolios, net premiums written and earned for the quarters ended June 30, 2010 and 2009, were approximately $13 million and $95 million, respectively. Net premiums written and earned for the six months ended June 30, 2010 and 2009, included approximately $97 million and $126 million, respectively, related to assumed loss portfolio business. In addition, net premiums written and earned were reduced by $30 million in the six months ended June 30, 2010, due to reinstatement premiums expensed in connection with the first quarter 2010 catastrophe activity.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned were stable in the three and six months ended June 30, 2010, compared with the prior year periods. Favorable foreign exchange impact and an increase in net premiums earned in personal lines and within our Global Reinsurance and Life segments were offset by lower production in assumed loss portfolio business, crop business, and our London wholesale unit.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended June 30		% change	Six Months Ended June 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Property and all other	$899	$998	(10)%	$1,815	$1,981	(8)%
Casualty	1,380	1,372	1%	2,807	2,739	2%

Subtotal	2,279	2,370	(4)%	4,622	4,720	(2)%
Personal accident (A&H)	827	787	5%	1,637	1,530	7%
Life	127	109	17%	251	210	20%

Net premiums earned	$3,233	$3,266	(1)%	$6,510	$6,460	1%

	2010 % of total	2009 % of total		2010 % of total	2009 % of total
Property and all other	28%	31%		28%	31%
Casualty	43%	42%		43%	42%

Subtotal	71%	73%		71%	73%
Personal accident (A&H)	26%	24%		25%	24%
Life	3%	3%		4%	3%

Net premiums earned	100%	100%		100%	100%

Net investment income increased in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments”.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Loss and loss expense ratio	58.8%	58.2%	60.3%	58.9%
Policy acquisition cost ratio	16.5%	16.1%	16.8%	15.7%
Administrative expense ratio	14.4%	13.4%	14.1%	13.0%

Combined ratio	89.7%	87.7%	91.2%	87.6%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated. The decline in the adjusted loss and loss expense ratio for the three and six months ended June 30, 2010, was related to the decrease in assumed loss portfolio business, which is typically written at a higher loss and loss expense ratio than other business and also due to the annual first quarter crop settlement which had a favorable impact on the loss ratio, compared with the prior year period.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	58.8%	58.2%	60.3%	58.9%
Catastrophe losses and related reinstatement premiums	(2.8)%	(1.0)%	(4.2)%	(1.2)%
Prior period development	5.2%	5.4%	5.0%	3.9%

Loss and loss expense ratio, adjusted	61.2%	62.6%	61.1%	61.6%

We recorded net pre-tax catastrophe losses of $76 million and $224 million in the three and six months ended June 30, 2010, compared with net pre-tax catastrophe losses of $31 million and $69 million in the prior year periods. The catastrophe losses for the quarter ended June 30, 2010, were primarily related to severe weather-related events in the U.S., an earthquake in Mexico and additional activity related to first quarter 2010 catastrophes. For the six months ended June 30, 2010, catastrophe losses also included additional severe weather-related events in the U.S., an earthquake in Chile, and storms in Australia. For the three and six months ended June 30, 2009, catastrophe losses were primarily related to losses in the U.S. and a European windstorm.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $149 million and $245 million of net favorable prior period development in our P&C segments in the three and six months ended June 30, 2010, respectively. This compares with net favorable prior period development in our P&C segments of $158 million and $226 million in the three and six months ended June 30, 2009, respectively. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in the three and six months ended June 30, 2010, compared with prior year periods. For the quarter ended June 30, 2010, the increase was primarily related to the decline in assumed loss portfolio business, which typically generates minimal acquisition costs. For the six months ended June 30, 2010, the increase was primarily due to the impact of the annual crop settlement, which generated higher profit-share commissions and a lower adjustment to net premiums earned, as well as the impact of reinstatement premiums expensed in connection with catastrophe activity. Our administrative expense ratio increased in the quarter ended June 30, 2010, primarily due to the decline in assumed loss portfolio business, which typically generates minimal administrative expenses. For the six months ended June 30, 2010, the increase was primarily due to the impact of the first quarter crop settlement, as well as the impact of reinstatement premiums expensed and increased costs in our international operations. Although the annual crop settlement generates minimal administrative expenses, it resulted in a lower adjustment to net premiums earned in 2010 compared with 2009.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income was 17 percent and 16 percent in the three and six months ended June 30, 2010, respectively, compared with 16 percent and 17 percent in the prior year periods, respectively. The change in our effective tax rate in the quarter ended June 30, 2010, included a decrease in the amount of unrecognized tax benefits which was the result of a settlement with the U.S. Internal Revenue Service Appeals Division regarding federal tax returns for the years 2002-2004, refer to Note 5 c) to our Consolidated Financial Statements. In addition, the prior year quarter included a reduction in the deferred tax asset valuation allowance. These factors, which have the effect of decreasing our effective tax rate, were offset by changes in the mix of earnings generated in lower tax paying jurisdictions.

Prior Period Development

The favorable prior period development of $152 million and $158 million during the quarters ended June 30, 2010 and 2009, respectively, was the net result of several underlying favorable and adverse movements. With respect to ACE’s crop business, ACE regularly receives reports from its managing general agent (MGA) relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Commencing in the third quarter of 2009, prior period development for ACE’s crop business includes adjustments to both crop losses and loss expenses and the related crop profit share commission. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes (favorable) and adverse prior period development by segment for the periods indicated.

Three Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2010
Insurance – North American	$(52)	$(21)	$(73)	0.5%
Insurance – Overseas General	1	(46)	(45)	0.7%
Global Reinsurance	(21)	(10)	(31)	1.4%
Life	—	(3)	(3)	1.4%

Total	$(72)	$(80)	$(152)	0.6%

2009
Insurance – North American	$(56)	$(18)	$(74)	0.5%
Insurance – Overseas General	(3)	(23)	(26)	0.4%
Global Reinsurance	(44)	(14)	(58)	2.4%

Total	$(103)	$(55)	$(158)	0.7%

*	Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves (except for Total, which is based on consolidated beginning of period net unpaid loss and loss expense reserves).

Six Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2010
Insurance – North American	$(46)	$(72)	$(118)	0.7%
Insurance – Overseas General	3	(85)	(82)	1.2%
Global Reinsurance	(24)	(21)	(45)	2.0%
Life	—	(3)	(3)	1.6%

Total	$(67)	$(181)	$(248)	1.0%

2009
Insurance – North American	$(37)	$(47)	$(84)	0.5%
Insurance – Overseas General	(3)	(47)	(50)	0.8%
Global Reinsurance	(53)	(39)	(92)	3.6%
Life	—	1	1	0.3%

Total	$(93)	$(132)	$(225)	0.9%

*	Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves (except for Total, which is based on consolidated beginning of period net unpaid loss and loss expense reserves).

Insurance – North American

Insurance – North American experienced net favorable prior period development of $73 million in the quarter ended June 30, 2010, compared with net favorable prior period development of $74 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $52 million on long-tail business, including:

•

Favorable development of $36 million on our national accounts workers’ compensation portfolios, which was the net of adverse development of $43 million on the 2004 and prior accident years offset by favorable development of $79 million on the 2005 and subsequent accident years.

•

The favorable development was a function of two primary factors, $48 million of this development was related to the 2009 accident year and our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The remaining $31 million was concentrated in the 2005 accident year within our excess and high deductible workers’ compensation portfolios where actual reported activity to date was less than our expectations and more weight has been given to experience-based actuarial methods in the current review.

•

The adverse development of $43 million was concentrated within two time periods. During the 2000 and prior accident years, we experienced higher than expected incurred loss activity, primarily on first dollar retrospectively rated business, leading to an increase in ultimate losses of $15 million. The remaining adverse development of $28 million primarily impacted the 2001-2004 accident years and was related to a combination of higher than expected incurred loss activity, particularly in connection to large claims movement, and our review of reinsurance cessions for these years.

•

Favorable development of $17 million in two of our national accounts casualty lines – general liability and commercial auto liability. This favorable development was concentrated in the 2006 accident year for business written above a self insured retention or high deductible and was largely due to increased weighting on experience-based actuarial methods in the current review.

•

Favorable development of $11 million in our wholesale financial and professional liability lines of business. This favorable movement was the net result of two partially offsetting items. The first was favorable development of $23 million in the 2006 and prior accident years where claim development/emergence was lower than expected. The second was adverse movement of $13 million in the 2008 and 2009 accident years on large claims related to higher than expected claims activity on two separate programs, both of which are now in runoff.

•

Adverse development of $5 million in our wholesale environmental product line in accident years 2005 and 2006. This adverse development was attributable to higher than expected case incurred activity driven by development on a small number of large claims.

•	Net favorable development of $21 million on short-tail business, including:

•

Favorable development of $13 million in our general aviation product lines (both hull and liability) primarily for the 2007 accident year. Reported incurred losses were lower than expected and resulted in loss development well below historical averages, which led to a reduction in our estimate of ultimate losses.

•

Favorable development of $11 million in our wholesale property and inland marine portfolios, which was the net of adverse development of $17 million relating to higher than expected incurred loss activity on the 2009 accident year and favorable development of $28 million related to the 2008 and prior accident years. The favorable development included a reduction in our estimate for 2005 accident year catastrophe claims due to favorable settlements in the quarter ended June 30, 2010, on a few large claims.

The net prior period development for the quarter ended June 30, 2009, was the net result of several underlying adverse and favorable movements.

•	Net favorable development of $56 million on long-tail business including:

•

Favorable development of $52 million in our national accounts loss sensitive accounts unit impacting the 2005-2007 accident years. This development represented the reduction in premium based loss reserves that resulted from a $96 million reduction in our estimate of retrospectively rated premiums for the 2004-2007 policy years due to a refinement in our estimation process. The change in estimate of retrospectively rated premiums was triggered by a ground-up, policy level review conducted by ACE during the quarter ended June 30, 2009. The policy level review relied on more disaggregated policy data than our prior estimation process.

•

Adverse development of $12 million, primarily in our national accounts workers’ compensation portfolios, which was net of adverse development of $53 million affecting the 2005 and prior accident years and favorable development of $41 million affecting the 2008 accident year. The favorable development in the 2008 accident year was a function of our annual review of multi-claimant events, including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses given that the majority of the business is excess of a high deductible or self-insured retention. Our assessment in the quarter ended June 30, 2009, of the 2008 events led to a decrease in our estimate of the required provision for these claims. The adverse development in the 2005 and prior accident years was attributable to three primary causes. First, approximately half of the $53 million in adverse development was due to a change in our loss development factors. Annually, we review paid and incurred loss development factors by state to update our pricing model assumptions. The 2009 review completed in the quarter ended June 30, 2009, indicated an increase in our benchmark factors for our excess workers’ compensation exposures. Second, we completed a review of our accruals for unregistered audit premium in the quarter ended June 30, 2009, which indicated a $90 million understatement of accrued premiums for the 2004 and subsequent policy years. When these higher premiums were reflected in our reserve study, ultimate losses for the 2005 and prior accident years increased by $8 million. Third, higher than expected large loss development on a few large claim movements resulted in an increase in our estimates of ultimate losses of $12 million.

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

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $45 million in the quarter ended June 30, 2010, compared with net favorable prior period development of $26 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $1 million on long-tail business based on reserve studies completed during the quarter ended June 30, 2010, none of which were significant.

•	Net favorable development of $46 million on short-tail business including:

•

Favorable development of $39 million in property and energy lines across many geographical regions and within both the retail and wholesale operations. Specific case reserve reductions and lower than anticipated claims activity on other claims led to the reserve release, mainly in accident years 2008 and 2009, for retail business and accident years 2005-2009 for wholesale business.

•	Favorable development of $11 million within the A&H direct marketing line, where we experienced lower than anticipated case development, primarily in accident years 2008 and 2009.

•

Favorable development of $5 million on a home warranty program. The program is in runoff and the reporting period for new claims expired at the end of 2009. A release of this program’s reserves was made following a review completed in the quarter ended June 30, 2010, of all reported claims.

•

Adverse development of $9 million within the A&H agency book, based on a review conducted during the quarter ended June 30, 2010, which revealed that growth in occupational injury claims is extending the loss development longer than has been experienced historically.

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

•

Adverse development of $5 million in the marine line. There were case-specific increases in the quarter ended June 30, 2009, on several large claims that necessitated reserve increases in accident years 2007 and 2008.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $31 million in the quarter ended June 30, 2010, compared with net favorable prior period development of $58 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $21 million on long-tail business including:

•	Favorable development of $14 million in the casualty and automobile lines of business principally in treaty years 2003-2005 and favorable development of $7 million in the D&O line of business primarily in treaty years 2002-2005. These developments were the result of reserve studies on these lines of business completed during the quarter ended June 30, 2010. Following the studies, we reflected a greater weighting towards experience-based methods. Since experience has tended to be relatively favorable compared with assumptions, the changes resulted in the favorable development referenced above.

•	Net favorable development of $10 million on short-tail business including:

•

Favorable development of $5 million from 2008 and prior years following better than expected loss emergence in our international property line in Europe. The remaining favorable development of $5 million was across several lines and treaty years.

The net prior period development for the quarter ended June 30, 2009, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $44 million on long-tail business including:

•

Favorable development of $24 million in the casualty and automobile lines of business, principally in treaty years 2005, and prior and favorable development of $20 million in the D&O line of business, primarily in treaty years 2002-2005. These developments were the result of reserve studies on these lines of business completed during the quarter ended June 30, 2009. Following a comparison of our existing patterns with emerging loss experience, we subsequently adjusted our patterns to reflect more of our own data which resulted in the lengthening of patterns for certain D&O and casualty classes while we shortened the patterns for auto. Further, this increased reliance on our own experience was also reflected in a greater weighting towards experience-based methods. Since experience has tended to be relatively favorable compared with assumptions, the changes resulted in the favorable development referenced above.

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

Life

Life experienced net favorable prior period development of $3 million in the quarter ended June 30, 2010, compared with net adverse prior period development of less than $0.5 million in the prior year quarter. The net prior period development for the quarter ended June 30, 2010, was all in the short-tail line of A&H, primarily in the 2008 and 2009 accident years. The net prior period development for the quarter ended June 30, 2009, was in the short-tail line of A&H, primarily in the 2005 and 2007 accident years.

Segment Operating Results – Three and Six Months Ended June 30, 2010 and 2009

The discussions that follow include tables that show our segment operating results for the three and six months ended June 30, 2010 and 2009.

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

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,438	$1,454	(1)%	$2,833	$2,846	(0)%
Net premiums earned	1,326	1,415	(6)%	2,696	2,852	(5)%
Losses and loss expenses	924	997	(7)%	1,862	2,001	(7)%
Policy acquisition costs	126	129	(2)%	282	252	12%
Administrative expenses	147	147	0%	295	287	3%

Underwriting income	129	142	(9)%	257	312	(18)%
Net investment income	287	275	4%	565	538	5%
Net realized gains (losses)	85	(97)	NM	165	(217)	NM
Other (income) expense	4	1	300%	(1)	5	NM
Income tax expense	110	76	45%	214	172	24%

Net income	$387	$243	59%	$774	$456	70%

Loss and loss expense ratio	69.7%	70.5%		69.1%	70.2%
Policy acquisition cost ratio	9.5%	9.1%		10.5%	8.8%
Administrative expense ratio	11.1%	10.4%		10.9%	10.1%

Combined ratio	90.3%	90.0%		90.5%	89.1%

Insurance – North American reported stable net premiums written in the three and six months ended June 30, 2010, compared with the prior year periods, as modest growth was offset by a decline in assumed loss portfolio business. Net premiums written related to assumed loss portfolio business for the quarters ended June 30, 2010 and 2009, were approximately $13 million and $95 million, respectively. The six months ended June 30, 2010 and 2009, included approximately $97 million and $126 million, respectively, related to assumed loss portfolio business. Excluding assumed loss portfolio business, the Insurance – North American segment reported an increase in net premiums written in the current periods. This increase was primarily driven by increases in our retail division’s workers’ compensation business, professional risk, casualty risk construction business, A&H, and favorable foreign exchange impact in the Canadian operations. Risk management and energy lines reported competitive conditions which resulted in lower new and renewal business and the loss of several accounts due to strict adherence to our underwriting standards. Net premiums written in our wholesale operation declined in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to the impact of the annual first quarter crop settlement and lower commodity pricing, partially offset by growth in property and professional lines. During the first quarter of each calendar year, we receive the results from the previous crop year which typically require us to make adjustments to previously estimated premiums, losses and loss expenses, and profit share commission. The annual first quarter crop settlement increased net premiums written by approximately $60 million in the six months ended June 30, 2010, compared with approximately $150 million in the prior year period. For the three and six months ended June 30, 2010, our personal lines business continued to expand its specialty offerings and reported growth in homeowners and auto insurance.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Property and all other	$355	$448	(21)%	$713	$865	(18)%
Casualty	895	902	(1)%	1,839	1,862	(1)%
Personal accident (A&H)	76	65	17%	144	125	15%

Net premiums earned	$1,326	$1,415	(6)%	$2,696	$2,852	(5)%

	2010 % of Total	2009 % of Total		2010 % of Total	2009 % of Total
Property and all other	27%	32%		27%	30%
Casualty	67%	63%		68%	65%
Personal accident (A&H)	6%	5%		5%	5%

Net premiums earned	100%	100%		100%	100%

Insurance – North American reported a decline in net premiums earned in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to the impact of the decline in crop business, lower assumed loss portfolio and risk management business, lower wholesale professional and casualty business and decreases in retail property and foreign casualty. These decreases were partially offset by the increases in production for workers’ compensation, professional risk, A&H, casualty risk and personal lines as well as favorable foreign exchange impact.

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated. The decline in the adjusted loss and loss expense ratio for the three and six months ended June 30, 2010, was related to the decrease in assumed loss portfolio business, which is typically written at a higher loss and loss expense ratio than other business and also due to the annual first quarter crop settlement which had a favorable impact on the loss ratio.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	69.7%	70.5%	69.1%	70.2%
Catastrophe losses and related reinstatement premiums	(4.2)%	(1.4)%	(4.1)%	(0.8)%
Prior period development	5.5%	5.2%	6.1%	2.9%

Loss and loss expense ratio, adjusted	71.0%	74.3%	71.1%	72.3%

Insurance – North American’s net catastrophe losses were $53 million and $105 million in the three and six months ended June 30, 2010, respectively, compared with $20 million and $24 million in the prior year periods, respectively. The catastrophe losses for the three and six months ended June 30, 2010, were primarily related to severe weather-related events in the U.S. and, to a lesser extent, earthquakes in Haiti and Chile. The catastrophe losses for the three and six months ended June 30, 2009, were primarily related to several weather-related events across the southern and mid-western regions of the United States.

Insurance – North American experienced net favorable prior period development of $73 million and $118 million in the three and six months ended June 30, 2010, respectively. This compares with net favorable prior period development of $74 million and $84 million in the prior year periods. Refer to “Prior Period Development” for more information.

Insurance – North American’s policy acquisition cost ratio increased in the three and six months ended June 30, 2010, compared with the prior year quarter. For the quarter ended June 30, 2010, the increase was primarily related to the decline in assumed loss portfolio business, which typically generates minimal acquisition costs. For the six month period, the increase was primarily due to the impact of the first quarter crop settlement which generated higher profit-share commissions and a lower adjustment to net premiums earned compared with the prior year period. In addition, for the three and six months ended June 30, 2010, our retail units experienced a shift in mix of business towards higher commission specialty casualty business, professional, and personal lines. Insurance – North American’s administrative expense ratio increased in the three and six months ended June 30, 2010. For the quarter ended June 30, 2010, the increase was primarily due to the decline in assumed loss portfolio business, which typically generates minimal administrative expenses. For the six month period, the increase was primarily due to the impact of the first quarter crop settlement which resulted in a lower adjustment to net premiums earned compared with the prior year period. The annual crop settlement generates minimal administrative expenses. In addition, for the three and six months ended June 30, 2010, there were modest increases in expenses across the segment, reflecting product growth and expansion of our specialty casualty, professional, and personal lines businesses. These increases were partially offset by net revenues generated by ESIS, our third party claims administration business, which we include in administrative expenses. During the quarter ended June 30, 2010, at the request of BP p.l.c., ESIS assumed an oversight and administration role for claims generated by the Deepwater Horizon oil leak catastrophe, and more recently ESIS has been working with BP p.l.c. on transitioning claims handling over to the U.S. federally-appointed administrator.

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

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,302	$1,265	3%	$2,722	$2,592	5%
Net premiums earned	1,263	1,246	1%	2,514	2,430	3%
Losses and loss expenses	644	635	1%	1,345	1,248	8%
Policy benefits	1	1	0%	4	3	33%
Policy acquisition costs	296	293	1%	579	553	5%
Administrative expenses	207	190	9%	409	365	12%

Underwriting income	115	127	(9)%	177	261	(32)%
Net investment income	115	114	1%	229	234	(2)%
Net realized gains (losses)	48	(87)	NM	70	(80)	NM
Other (income) expense	(3)	5	NM	(1)	9	NM
Income tax expense	59	29	103%	73	75	(3)%

Net income	$222	$120	85%	$404	$331	22%

Loss and loss expense ratio	51.0%	51.0%		53.7%	51.5%
Policy acquisition cost ratio	23.5%	23.6%		23.0%	22.8%
Administrative expense ratio	16.4%	15.2%		16.3%	15.0%

Combined ratio	90.9%	89.8%		93.0%	89.3%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended June 30, 2010
	P&C	A&H	Total
Net premiums written:
Growth in original currency	(1.1)%	(1.6)%	(1.2)%
Foreign exchange effect	3.1%	5.8%	4.1%

Growth as reported in U.S. dollars	2.0%	4.2%	2.9%

Net premiums earned:
Growth in original currency	(3.5)%	(0.7)%	(2.5)%
Foreign exchange effect	2.9%	5.6%	4.0%

Growth as reported in U.S. dollars	(0.6)%	4.9%	1.5%

Insurance – Overseas General’s net premiums written increased in the three and six months ended June 30, 2010, compared with the prior year periods due to a strengthening of major currencies relative to the U.S. dollar. Refer to the table above for the impact of foreign exchange on net premiums written and earned. On a constant dollar basis, our retail P&C business reported growth in U.K. casualty business and benefited from new accounts in Asia Pacific and Latin America. The A&H business continued to face difficult market conditions but there were indications of improvements during the second quarter of 2010 in Asia Pacific and Latin America. Our London wholesale business unit reported lower production within most product lines as some clients elect to retain more risk and we continue to decline business submitted at prices we deem to be inadequate from an underwriting perspective. For the six months ended June 30, 2010, net premiums written and earned were reduced by approximately $26 million due to reinstatement premiums expensed in connection with first quarter catastrophe activity.

Insurance – Overseas General’s net premiums earned increased in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to the favorable foreign exchange impact. On a constant dollar basis, net premiums earned decreased as earnings on increased retail P&C production were more than offset by lower wholesale writings, and reinstatement premiums expensed in connection with first quarter catastrophe activity.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$424	$422	0%	$844	$842	0%
Casualty	349	357	(2)%	694	672	3%
Personal accident (A&H)	490	467	5%	976	916	7%

Net premiums earned	$1,263	$1,246	1%	$2,514	$2,430	3%

Region
Europe	$561	$564	(1)%	$1,098	$1,095	0%
Asia Pacific	192	187	3%	406	363	12%
Far East	106	105	1%	218	219	(0)%
Latin America	223	186	20%	434	354	23%

	1,082	1,042	4%	2,156	2,031	6%
ACE Global Markets	181	204	(11)%	358	399	(10)%

Net premiums earned	$1,263	$1,246	1%	$2,514	$2,430	3%

	Three Months Ended June 30			Six Months Ended June 30
	2010 % of Total	2009 % of Total		2010 % of Total	2009 % of Total
Line of Business
Property and all other	33%	34%		33%	34%
Casualty	28%	29%		28%	28%
Personal accident (A&H)	39%	37%		39%	38%

Net premiums earned	100%	100%		100%	100%

Region
Europe	45%	45%		44%	45%
Asia Pacific	15%	15%		16%	15%
Far East	8%	8%		9%	9%
Latin America	18%	15%		17%	15%

	86%	83%		86%	84%
ACE Global Markets	14%	17%		14%	16%

Net premiums earned	100%	100%		100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	51.0%	51.0%	53.7%	51.5%
Catastrophe losses and related reinstatement premiums	(1.5)%	(0.8)%	(3.8)%	(1.0)%
Prior period development	3.5%	2.1%	3.2%	2.0%

Loss and loss expense ratio, adjusted	53.0%	52.3%	53.1%	52.5%

Net catastrophe losses were $18 million and $82 million for the three and six months ended June 30, 2010, respectively, compared with $10 million and $25 million in the prior year periods, respectively. The catastrophe losses for the quarter ended June 30, 2010, were primarily related to an earthquake in Mexico and additional activity related to first quarter 2010 catastrophes. For the six months ended June 30, 2010, catastrophe losses were primarily related to an earthquake in Chile and storms in Australia and Europe. Insurance – Overseas General experienced net favorable prior period development of $45 million and $82 million in the three and six months ended June 30, 2010, respectively, compared with favorable prior period developments of $26 million and $50 million, respectively in prior year periods. Refer to “Prior Period Development” for more information. The increase in the adjusted loss and loss expense ratio was primarily due to higher current year accident losses in our London wholesale operation.

Insurance – Overseas General’s policy acquisition cost ratio was stable in the three and six months ended June 30, 2010, compared with the prior year periods, as the impact of changes in mix of business, unfavorable foreign exchange, and catastrophe-related reinstatement premiums expensed was offset by a lower acquisition cost ratio in retail A&H. Insurance – Overseas General’s administrative expense ratio increased in the three and six months ended June 30, 2010, primarily due to higher administrative expenses in certain of our retail operations, the impact of reinstatement premiums expensed, as well as reduced wholesale production.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re Europe, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended June 30		% change	Six Months Ended June 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$289	$329	(12)%	$660	$688	(4)%
Net premiums earned	256	241	6%	532	479	11%
Losses and loss expenses	103	56	84%	254	143	78%
Policy acquisition costs	48	46	4%	102	97	5%
Administrative expenses	15	14	7%	27	26	4%

Underwriting income	90	125	(28)%	149	213	(30)%
Net investment income	73	73	0%	142	145	(2)%
Net realized gains (losses)	28	(47)	NM	59	(36)	NM
Other (income) expense	(2)	1	NM	(6)	1	NM
Income tax expense	9	13	(31)%	19	29	(34)%

Net income	$184	$137	34%	$337	$292	15%

Loss and loss expense ratio	40.4%	23.4%		47.8%	29.8%
Policy acquisition cost ratio	18.5%	19.0%		19.1%	20.2%
Administrative expense ratio	5.8%	5.8%		5.1%	5.5%

Combined ratio	64.7%	48.2%		72.0%	55.5%

Global Reinsurance reported a decrease in net premiums written in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to competitive conditions across most of its product lines and regions of operation.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Property and all other	$51	$61	(16)%	$117	$137	(15)%
Casualty	136	113	20%	274	205	34%
Property catastrophe	69	67	3%	141	137	3%

Net premiums earned	$256	$241	6%	$532	$479	11%

	2010 % of Total	2009 % of Total		2010 % of Total	2009 % of Total
Property and all other	20%	25%		22%	29%
Casualty	53%	47%		51%	43%
Property catastrophe	27%	28%		27%	28%

Net premiums earned	100%	100%		100%	100%

Global Reinsurance’s net premiums earned increased in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to higher casualty reinsurance production in prior periods in our North American operations.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	40.4%	23.4%	47.8%	29.8%
Catastrophe losses and related reinstatement premiums	(2.0)%	(0.5)%	(6.8)%	(4.1)%
Prior period development	12.5%	24.0%	8.6%	19.2%

Loss and loss expense ratio, adjusted	50.9%	46.9%	49.6%	44.9%

Global Reinsurance recorded net catastrophe losses of $5 million and $37 million in the three and six months ended June 30, 2010, respectively, compared with net catastrophe losses of $1 million and $20 million in the prior year periods, respectively. Catastrophe losses in the three and six months ended June 30, 2010, were primarily related to storms in Australia, and an earthquake in Chile. Global Reinsurance experienced net favorable prior period development of $31 million and $45 million in the three and six months ended June 30, 2010, respectively. This compares with net favorable prior period development of $58 million and $92 million, for the three and six months ended June 30, 2009, respectively. Refer to “Prior Period Development” for more information. The increase in the adjusted loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of casualty business production which typically generates higher loss ratios than property business.

Global Reinsurance’s policy acquisition costs ratio decreased in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to a reduction in commission accruals in our U.S. operations, partially offset by changes in business mix. For the three and six months ended June 30, 2010, administrative expenses increased compared with prior year periods, primarily due to timing and mix of compensation related items. The administrative expense ratio decreased in the six months ended June 30, 2010, compared with the prior year period, primarily due to the increase in net premiums earned.

Life

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$391	$367	7%	$776	$713	9%
Net premiums earned	388	364	7%	768	699	10%
Losses and loss expenses	129	133	(3)%	260	245	6%
Policy benefits	86	77	12%	170	174	(2)%
Policy acquisition costs	66	55	20%	127	102	25%
Administrative expenses	54	64	(16)%	112	122	(8)%
Net investment income	43	43	0%	86	89	(3)%

Life underwriting income	96	78	23%	185	145	28%
Net realized gains (losses)	(155)	108	NM	(112)	117	NM
Other (income) expense	3	(1)	NM	6	1	500%
Income tax expense	16	14	14%	30	20	50%

Net income	$(78)	$173	NM	$37	$241	(85)%

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended June 30		% change	Six Months Ended June 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$44	$42	5%	$88	$68	29%
Life insurance	(8)	(6)	(33)%	(16)	(11)	(45)%
A&H	60	42	43%	113	88	28%

Life underwriting income	$96	$78	23%	$185	$145	28%

Life underwriting income increased in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to favorable variances in A&H related to increased premium retention as well as lower administrative costs due to operating efficiencies in North American supplemental A&H. In addition, for the six months ended June 30, 2010, life reinsurance benefited from favorable market movements in the first quarter relative to the prior year period. ACE Life generated a modest underwriting loss due to on-going development costs in its businesses.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported guaranteed minimum income benefits (GMIB) reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three and six months ended June 30, 2010, realized losses were primarily associated with an increasing net fair value of reported GMIB reinsurance liabilities, partially offset by an increase in the value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Equity in net income of partially-owned entities	$(5)	$(29)	$(23)	$(31)
Noncontrolling interest expense	2	1	9	2
Federal excise and capital taxes	3	3	6	6
Other	3	4	7	16

Other (income) expense	$3	$(21)	$(1)	$(7)

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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Fixed maturities	$517	$479	$1,031	$959
Short-term investments	7	10	14	23
Equity securities	5	13	11	29
Other	12	12	16	29

Gross investment income	541	514	1,072	1,040
Investment expenses	(23)	(8)	(50)	(32)

Net investment income	$518	$506	$1,022	$1,008

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased two percent and one percent in the three and six months ended June 30, 2010, compared with the prior year periods, primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. The investment portfolio’s average market yield on fixed maturities was 3.7 percent and 5.6 percent at June 30, 2010 and 2009, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in net income. For a discussion related to how we assess OTTI for all of our investments, including credit-

related OTTI, and the related impact on net income, refer to Note 3 c) to the Consolidated Financial Statements. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$77	$408	$485	$(71)	$1,348	$1,277
Equity securities	32	(31)	1	(81)	49	(32)
Other	(12)	13	1	(60)	81	21

Subtotal	97	390	487	(212)	1,478	1,266

Derivatives
Equity and fixed income derivatives	5	—	5	(21)	—	(21)
Fair value adjustment on insurance derivatives	(301)	—	(301)	284	—	284
S&P put option and futures	143	—	143	(181)	—	(181)
Fair value adjustment on other derivatives	4	—	4	(39)	—	(39)

Subtotal derivatives	(149)	—	(149)	43	—	43

Foreign exchange gains (losses)	61	—	61	(56)	—	(56)

Total gains (losses)	$9	$390	$399	$(225)	$1,478	$1,253

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$158	$831	$989	$(119)	$1,134	$1,015
Equity securities	77	(55)	22	(181)	21	(160)
Other	(8)	68	60	(117)	56	(61)

Subtotal	227	844	1,071	(417)	1,211	794

Derivatives
Equity and fixed income derivatives	24	—	24	34	—	34
Fair value adjustment on insurance derivatives	(205)	—	(205)	283	—	283
S&P put option and futures	84	—	84	(156)	—	(156)
Fair value adjustment on other derivatives	(5)	—	(5)	(66)	—	(66)

Subtotal derivatives	(102)	—	(102)	95	—	95

Foreign exchange gains (losses)	52	—	52	(24)	—	(24)

Total gains (losses)	$177	$844	$1,021	$(346)	$1,211	$865

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(5)	$82	$77	$(90)	$19	$(71)
Equity securities	—	32	32	(1)	(80)	(81)
Other	(13)	1	(12)	(23)	(37)	(60)

Total investment portfolio gains (losses)	$(18)	$115	$97	$(114)	$(98)	$(212)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(23)	$181	$158	$(178)	$59	$(119)
Equity securities	—	77	77	(26)	(155)	(181)
Other	(13)	5	(8)	(102)	(15)	(117)

Total investment portfolio gains (losses)	$(36)	$263	$227	$(306)	$(111)	$(417)

Our net realized gains in the three and six months ended June 30, 2010, included write-downs of $18 million and $36 million, respectively, as a result of conditions which caused us to conclude that the decline in fair value of certain securities was other-than-temporary. This compares with write-downs of $114 million and $306 million in the prior year periods.

At June 30, 2010, our investment portfolios held by U.S. legal entities included approximately $268 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $94 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $25 million at June 30, 2010. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value is temporary.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of AA (with approximately one half invested in AAA securities), as rated by the independent investment rating service Standard and Poor’s (S&P). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Our Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer,

our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years at June 30, 2010, and 3.7 years at December 31, 2009. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.7 billion at June 30, 2010. We experienced net unrealized gains of $844 million for the six months ended June 30, 2010, primarily due to continued tightening of credit spreads through the first six months of 2010.

The following table shows the fair value and cost/amortized cost of our invested assets at June 30, 2010, and December 31, 2009.

	June 30, 2010		December 31, 2009
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$41,554	$40,204	$39,525	$38,985
Fixed maturities held to maturity	3,339	3,222	3,561	3,481
Short-term investments	2,097	2,097	1,667	1,667

	46,990	45,523	44,753	44,133
Equity securities	214	200	467	398
Other investments	1,462	1,308	1,375	1,258

Total investments	$48,666	$47,031	$46,595	$45,789

The fair value of our total investments increased $2.1 billion during the six months ended June 30, 2010. The increase was primarily due to unrealized appreciation and the investing of operating cash flows, partially offset by foreign exchange impact.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2010, and December 31, 2009. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2010		December 31, 2009
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,207	5%	$2,068	5%
Agency	2,298	5%	2,698	6%
Corporate and asset-backed securities	15,089	32%	13,537	30%
Mortgage-backed securities	11,926	25%	11,311	25%
Municipal	2,148	5%	2,300	5%
Non-U.S.	11,225	24%	11,172	25%
Short-term investments	2,097	4%	1,667	4%

Total	$46,990	100%	$44,753	100%

AAA	$23,807	51%	$22,884	51%
AA	4,158	9%	4,021	9%
A	7,884	17%	7,461	17%
BBB	5,231	11%	4,910	11%
BB	2,987	6%	2,866	6%
B	2,175	5%	2,029	5%
Other	748	1%	582	1%

Total	$46,990	100%	$44,753	100%

The table below summarizes the market value of our non-U.S. fixed income portfolio by country for non-U.S. government securities at June 30, 2010.

Market Value
(in millions of U.S. dollars)
United Kingdom	$1,080
Canada	842
Germany	434
Japan	322
France	162
Province of Ontario	168
Brazil	132
Province of Quebec	118
Switzerland	110
State of Queensland	102
United Mexican States	93
Republic of Korea	85
Thailand	79
Australia	60
State of New South Wales	57
Taiwan	54
Austria	47
New Zealand	47
State of Victoria	47
Netherlands	42
People’s Republic of China	39
Qatar	34
Province of Manitoba	32
Province of British Columbia	32
State of Western Australia	30
Other Non-U.S. Government	370

Non-U.S. Government Securities	4,618
Non-U.S. Corporate	6,607

$11,225

ACE’s non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. 87 percent of our non-U.S. fixed income portfolio is denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 53 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA – two percent, A – one percent, BBB – 0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system. With respect to the $6.6 billion in non-U.S. corporate fixed income securities in the table above, approximately $335 million relates to investments in Spain and Italy. Investments in Ireland and Portugal total $44 million. We have inconsequential corporate fixed income exposure to Greece.

The table below summarizes our largest exposures to corporate bonds by market value at June 30, 2010.

Market Value
(in millions of U.S. dollars)
General Electric Co	$446
JP Morgan Chase & Co	446
Bank of America Corp	416
Verizon Communications Inc	307
Wells Fargo & Co	306
Citigroup Inc	293
Goldman Sachs Group Inc/The	282
Morgan Stanley	271
AT&T INC	236
HSBC Holdings Plc	216
Credit Suisse Group	186
Barclays PLC	169
Comcast Corp	154
Kraft Foods Inc	142
Lloyds Banking Group Plc	137
ConocoPhillips	136
Time Warner Cable Inc	129
UBS AG	126
American Express Co	123
Exxon Mobil Corp	120
Pfizer Inc	109
Anheuser-Busch InBev NV	99
Telecom Italia SpA	97
Roche Holding AG	96
Dominion Resources Inc/VA	95

Total	$5,137

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at June 30, 2010, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	9,110	—	—	—	—	9,110
Non-agency RMBS	418	22	24	54	812	1,330

Total RMBS	9,528	22	24	54	812	10,440
Commercial mortgage-backed	1,452	19	13	2	—	1,486

Total mortgage-backed securities	$10,980	$41	$37	$56	$812	$11,926

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed
Agency RMBS	8,703	—	—	—	—	8,703
Non-agency RMBS	453	27	25	64	995	1,564

Total RMBS	9,156	27	25	64	995	10,267
Commercial mortgage-backed	1,382	18	13	2	—	1,415

Total mortgage-backed securities	$10,538	$45	$38	$66	$995	$11,682

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 25 percent of our fixed income portfolio. This compares with a 37 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the second quarter of 2010. The minimum rating for our initial purchases of mortgage-backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 87 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed by prime collateral and are broadly diversified over 240,000 loans. This portfolio’s loan-to-value ratio is approximately 70 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of 13 percent, the cumulative 5-year foreclosure rate would have to rise to 20 percent and real estate values would have to fall 19 percent from their levels at the end of the second quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s non-agency RMBS portfolio was nine percent at the end of the second quarter of 2010.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified over 18,500 loans, and 85 percent of the portfolio was issued before 2006. The average loan-to-value ratio is approximately 66 percent with a debt service coverage ratio in excess of 1.7 and weighted-average subordinated collateral of 33 percent. The cumulative foreclosure rate would have to rise to 41 percent and commercial real estate values would have to fall more than 10 percent from their levels at the end of the second quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s CMBS portfolio at the end of the second quarter of 2010, was approximately two percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At June 30, 2010, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 500 issuers, with the greatest single exposure being $78 million.

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

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable at June 30, 2010, and December 31, 2009, is as follows:

	June 30 2010	December 31 2009
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,374	$12,745
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	758	850

Net reinsurance recoverable on losses and loss expenses	$13,132	$13,595

Reinsurance recoverable on policy benefits	$291	$298

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to the annual crop insurance settlement and collection in our Brandywine unit during the six months ended June 30, 2010, offset by ceded losses on catastrophe activity.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for future obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At June 30, 2010, our gross unpaid loss and loss expense reserves were $37.1 billion and our net unpaid loss and loss expense reserves were $24.7 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money.

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2009	$37,783	$12,745	$25,038
Losses and loss expenses incurred	5,269	1,548	3,721
Losses and loss expenses paid	(5,315)	(1,705)	(3,610)
Other (including foreign exchange translation)	(675)	(214)	(461)

Balance at June 30, 2010	$37,062	$12,374	$24,688

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at June 30, 2010, and December 31, 2009.

	June 30, 2010			December 31, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$16,648	$6,150	$10,498	$17,307	$6,664	$10,643
IBNR reserves	20,414	6,224	14,190	20,476	6,081	14,395

Total	$37,062	$12,374	$24,688	$37,783	$12,745	$25,038

Asbestos and Environmental (A&E) and Other Run-off Liabilities

There was no unexpected A&E reserve activity during the six months ended June 30, 2010.

The following is an update of the section entitled “Brandywine run-off entities” within Note 7 of our 2009 Form 10-K: During the quarter ended June 30, 2010, Brandywine Holdings contributed its ownership of Century International Reinsurance Company Ltd. (CIRC) stock to Century Indemnity Company (Century). The contribution was approximately $169 million and as a result of this transaction, Century is now the direct parent of CIRC and Century’s statutory surplus rose above the $25 million required by the 1996 Pennsylvania Insurance Department Restructuring Order. As described in Note 7 of our 2009 Form 10-K under Brandywine run-off entities, an active ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an aggregate excess of loss agreement. To the extent Century’s surplus exceeded $25 million, losses are not ceded to the active ACE INA subsidiary. As a result of Brandywine Holdings’ contribution to Century, statutory reserves ceded by Century under the aggregate excess of loss agreement at June 30, 2010, were reduced to NIL, compared with $131 million at December 31, 2009. Century’s statutory surplus position as of June 30, 2010, will allow it to satisfy certain balances payable to ACE active companies under another affiliate reinsurance agreement.

For more information on our A&E exposure, refer to our 2009 Form 10-K.

Fair value measurements

The provisions of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements, define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified.

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

At June 30, 2010, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 16 percent of our liabilities that are measured at fair value and one percent of our total liabilities at June 30, 2010. During the six months ended June 30, 2010, we transferred $111 million out of our Level 3 assets. Refer to Note 8 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three and six months ended June 30, 2010 and 2009.

Guaranteed minimum income benefits (GMIB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assume the risk of GMIBs associated with variable annuity (VA) contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the provisions of ASC Topic 944, Financial Services-Insurance, (Topic 944) related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying annuities through lapses, annuitization, or death). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 3. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8 of our 2009 Form 10-K, for further description of this product and related accounting treatment.

The fair value of GMIB reinsurance is estimated using an internal valuation model which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant that would assume these liabilities. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our Consolidated Financial Statements, and the differences may be material.

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

Based on our quarterly review, we made changes during the second quarter of 2010, to our VA valuation model that individually both increased and decreased our fair value liability. The aggregate result of these changes decreased our realized loss by $207 million, down to a loss of $158 million, inclusive of the benefits realized on derivative hedge instruments held. The changes to our valuation model were as follows:

•	Adjusted the likelihood that policyholders will exercise their contractual options to be consistent with emerging market participant expectations of future behaviour;

•	Revised our annuitization assumption to increase the amount of annuitizations for policies that are deep in the money, based on a recent study of our annuitization experience; and

•	Changed our inputs for interest rate and equity volatilities, moving to an approach that we believe is consistent with how a market participant would interpret limited market data.

During the three and six months ended June 30, 2010, we recorded $301 million and $205 million of realized losses, respectively, for GMIB reinsurance, primarily due to falling equity markets, falling interest rates, and increased levels of equity and interest rate volatility, partially offset by changes to our VA valuation model, as described above. This excludes realized gains of $143 million and $84 million, during the three and six months ended June 30, 2010, respectively, on derivative hedge instruments held to partially offset the risk in the variable annuity guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized losses on GMIB reinsurance and the realized gains on the derivatives for the quarters ended June 30, 2010, and 2009.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $112 million and $47 million at June 30, 2010, and December 31, 2009, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008, 2009, or the first half of 2010, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living benefit account values
2010 and prior	1%
2011	0%
2012	7%
2013	25%
2014	18%
2015	5%
2016	6%
2017	17%
2018 and after	21%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$27	$27	$55	$52
Less paid claims	30	38	63	85

Net	$(3)	$(11)	$(8)	$(33)

Living Benefits (Includes GMIB and GMAB)
Premium	$40	$41	$81	$80
Less paid claims	—	1	—	3

Net	$40	$40	$81	$77

Total VA Guaranteed Benefits
Premium	$67	$68	$136	$132
Less paid claims	30	39	63	88

Net	$37	$29	$73	$44

The amounts represent accrued past premium received and claims paid, split by benefit type.

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $143 million of claims and $94 million of premium on death benefits over the next 12 months.

Living Benefits (includes GMIB and GMAB)

Premiums and claims from VA contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as “Living Benefits”. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders begin to become eligible in 2013. At current market levels, we expect approximately $1 million of claims and $150 million of premium on living benefits over the next 12 months.

Capital

At June 30, 2010, the capital required to support the variable annuity guaranty business was approximately $625 million.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, in an amount sufficient for them to obtain statutory reserve credit. On December 31, 2009, a new statutory reserve guideline adopted by the National Association of Insurance Commissioners took effect in the U.S. called Actuarial Guideline 43 that governs statutory reserve calculation for variable annuity guarantees. In many cases, this resulted in an increase to ceded statutory reserves from our U.S.-domiciled clients and the collateral ACE Tempest Life Re holds on their behalf. ACE Tempest Life Re has access to both letter of credit capacity and trust eligible assets that are sufficient (based on current estimates) to meet the funding requirements. The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

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

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects ACE’s in-force portfolio at April 1, 2010, and reinsurance program at July 1, 2010.

The table below shows our modeled annual aggregate probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.089 billion (or five percent of our total shareholders’ equity at June 30, 2010). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $135.353 billion.

	U.S. Hurricanes			California Earthquakes
Modeled Annual Aggregate Net PML		% of Total Shareholders’ Equity			% of Total Shareholders’ Equity	Industry
	ACE		Industry	ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,089	5%	$135,353	$771	4%	$36,604
1-in-250	$1,398	7%	$196,932	$880	4%	$58,074

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

Natural catastrophe property reinsurance program

ACE’s core property catastrophe reinsurance program provides protection against natural catastrophes impacting its primary property operations (i.e., excluding assumed reinsurance) and consists of two separate towers.

The first tower, for losses arising out of North America, our core traditional program renewed on January 1, 2010, and we have purchased reinsurance coverage in various layers that provide $450 million in excess of $500 million in all-risk coverage. Each layer of this core program has a single additional limit available for reinstatement post-loss event on the same terms as the original limit. In addition to the foregoing, we have in place a multi-year, peril-specific program from a major reinsurer that is backed by its credit worthiness and the issuance of fully collateralized catastrophe bonds (the Calabash program). Under this coverage, we have $86 million part of $200 million of U.S. hurricane coverage in excess of an attachment point of approximately $575 million. While this coverage attaches at a level within our core program, any recoveries from this program shall be for ACE’s sole benefit and effectively reduce the net loss under the retention. In addition, the Calabash program also provides $86 million of U.S. earthquake coverage with a territorial scope of California, the Pacific Northwest, and the central U.S. In addition, we purchased another $14 million of the same earthquake coverage as the Calabash program to provide a full $100 million of earthquake coverage excess of approximately $961 million. These multi-year programs do not have a reinstatement feature. To keep the expected loss the same each year of these multi-year covers, the attachment point is adjusted annually, either up or down, based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure reductions and model change, the attachment for the Calabash program declined from $712 million to $575 million for the $86 million of wind protection and from $1.11 billion to approximately $961 million for earthquake protection. The Calabash program expires in June 2012.

Effective May 2010, we purchased an additional layer of traditional catastrophe protection providing $150 million in coverage in excess of $950 million, with one additional limit that would be reinstated post-loss event on the same terms as the original limit. Earthquake protection under the Calabash program will inure to the benefit of this new layer. That means, with respect to the perils of California, Pacific Northwest, and the Central U.S earthquake risks, this layer attaches at $950 million and if the Calabash program has not otherwise been exhausted, the Calabash Program will then provide coverage from $961 million to $1.061 billon and then this traditional layer will respond again from approximately $1.062 billion to $1.151 billion.

With the addition of this new layer our 2010, North American catastrophe program now has approximately $113 million more in coverage for first event U.S. hurricane protection and $65 million more in first event California earthquake protection than the program that was in effect in 2009. We consider our retention to be approximately $500 million for our North American catastrophe reinsurance program but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

The second tower is our international catastrophe program effective July 1, 2010, to June 30, 2011, covering losses arising outside the United States. However, we expanded the geographic scope of the coverage to include the states of Alaska and Hawaii in the first two core layers of this program. In addition, we raised the retention of our first reinsurance layer from $50 million to $75 million. Our first layer is now $75 million in excess of a $75 million retention with two reinstatements. This layer was 70 percent placed with reinsurers. Our second layer was 100 percent placed and provides $150 million in protection in excess of $150 million with one reinstatement. There is further protection above this core program. We also purchased a $150 million in excess of $300 million layer that covers Europe and worldwide earthquake exposure. We also purchased an additional treaty that provides $50 million of protection across the top of our international catastrophe program with one reinstatement (Umbrella 1). However, Umbrella 1 may also be exhausted by certain property per risk losses so it is not certain that it will be available to us for a catastrophe event. In addition, we purchased another $50 million layer above Umbrella 1.

With respect to the July 1, 2010, to June 30, 2011 treaty period, we also purchased certain underlying regional catastrophe covers for our ACE Overseas General and ACE Bermuda business units. These covers include a Latin America and Caribbean catastrophe cover that is $65 million in excess of $10 million, an Australia, Africa, and Asia (excludes Japan) catastrophe cover that is $40 million in excess of $10 million. For Japanese business written locally, we also purchased a Japan underlying catastrophe cover that is placed in local currency, which equates to approximately $40 million in excess of $15 million. Finally, we bought a layer of $25 million in excess of $50 million for our Australia, Africa, and Asia as well as Japanese exposures, with the underlying programs inuring to the benefit of this component. With respect to these four regional underlying covers, we placed 55 percent of the layer with reinsurers, and each has two reinstatements.

As part of our international catastrophe program, we purchased $550 million in limits for earthquake protection outside the United States. For Europe, for all perils, the limit will also be $550 million. For other perils in the rest of the world, excluding the United States, the limit will be $400 million. In comparison to last year’s program, we have increased the limits purchased for Europe by $69 million and for Japan wind by $72 million and Japan earthquake by $222 million. In addition, we increased our retention in Europe by approximately $31 million and in Japan by $34 million relative to last year.

We regularly review our reinsurance protection and corresponding property catastrophe exposures. This may or may not lead to the purchase of additional reinsurance prior to a program’s renewal date. In addition, prior to each renewal date, we consider how much, if any, coverage we intend to buy and we may make material changes to the current structure in light of various factors, including modeled PML assessment at various return periods, reinsurance pricing, our risk tolerance and exposures, and various other structuring considerations.

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

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place. In July 2010, the RMA released a final version of a new SRA (the 2011 SRA), replacing the prior agreement which expired on

June 30, 2010. The 2011 SRA applies to the 2011 Crop year, and therefore we expect minimal impact from the new agreement on our 2010 financial results. Similar to the recently expired SRA, the 2011 SRA contains the pro rata and state stop-loss provisions which continue to allow companies to limit the exposure of any one state or group of states on their underwriting results. Generally, it also continues to allow companies to selectively retain the more attractive risks while ceding the historically less profitable risks to the federal government. While the 2011 SRA does reduce the potential underwriting profit, it also decreases the maximum underwriting loss, compared with the prior version. Despite the potential underwriting profitability reduction, we believe the 2011 SRA allows for an acceptable rate of return in 2011.

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

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2010. Should the need arise, we generally have access to the capital markets and other available credit facilities. At June 30, 2010, our available credit lines totaled $2.4 billion and usage was $1.5 billion, which was substantially unchanged from December 31, 2009. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2014 and require that we maintain certain financial covenants, all of which we met at June 30, 2010. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit facilities” in our 2009 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the first half of 2010, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2010, and June 30, 2009, ACE Limited did not receive any dividends from its Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2010 and 2009. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2010 and 2009.

The operating cash flows reflect net income for each period, adjusted for non-cash items and changes in working capital. Our consolidated net cash flows from operating activities were $1.7 billion in the six months ended June 30, 2010, compared with $1.3 billion for the prior year period. Net claims paid were $3.6 billion in the six months ended June 30, 2010, compared with $3.5 billion in the prior year period. Cash flow increased in the first half of 2010 in part due to net collections of insurance and reinsurance balances. Cash flow in the comparable period for 2009 was lower in part due to the return of collateral collected in 2008.

Our consolidated net cash flows used for investing activities were $1.5 billion in the six months ended June 30, 2010, compared with $1.6 billion in the prior year period. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.

Our consolidated net cash flows used for financing activities were $191 million in the six months ended June 30, 2010, compared with net cash flows from financing activities of $85 million in the prior year period. Net cash flows used for financing activities in the six months ended June 30, 2010, and June 30, 2009, included dividends paid on our Common Shares of $210 million and $179 million, respectively. For the prior year period, net cash flows from financing activities, included net proceeds of $500 million in long-term debt issuance, partially offset by net repayment of reverse repurchase agreements of $250 million.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments on a limited basis to address short-term cash timing differences without disrupting our investment portfolio holdings and settle the transactions with future operating cash flows. At June 30, 2010, there were no reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at June 30, 2010, and December 31, 2009.

	June 30 2010	December 31 2009
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$147	$161
Long-term debt	3,158	3,158

Total debt	3,305	3,319
Trust preferred securities	309	309
Total shareholders’ equity	21,410	19,667

Total capitalization	$25,024	$23,295

Ratio of debt to total capitalization	13.2%	14.2%
Ratio of debt plus trust preferred securities to total capitalization	14.4%	15.6%

Total shareholders’ equity increased $1.7 billion in the six months ended June 30, 2010. The following table reports the significant movements in our shareholders’ equity for the six months ended June 30, 2010.

June 30, 2010
(in millions of U.S. dollars)
Balance at December 31, 2009	$19,667
Net income	1,432
Dividends declared on Common Shares	(218)
Change in net unrealized appreciation (depreciation) on investments, net of tax	631
Cumulative translation, net of tax	(165)
Pension liability, net of tax	5
Other movements, net of tax	58

Balance at June 30, 2010	$21,410

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At June 30, 2010, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

Dividends

We have paid dividends each quarter since we became a public company in 1993. Since the third quarter of 2008, we have paid dividends by way of a par value reduction distribution. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2009	January 11, 2010	$0.31 (CHF 0.32)
March 31, 2010	April 12, 2010	$0.31 (CHF 0.33)
July 27, 2010	August 17, 2010	$0.33 (CHF 0.34)

For the foreseeable future, subject to shareholder approval, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value (or qualified paid-in capital) rather than through ordinary dividends. At the 2010 Annual General Meeting, the Company’s shareholders approved a par value reduction in an aggregate Swiss franc amount, pursuant to a formula, equal to $1.32 per share, which we refer to as the Base Annual Dividend. The Base Annual Dividend is payable in four installments, provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.33, subject to an aggregate upward adjustment, which we refer to as the Dividend Cap, for the four installments of 50 percent of the Base Annual Dividend.

Application of the formula will mean that the Swiss franc amount of each installment will be determined in advance of distribution while the U.S. dollar value of the installment will remain $0.33 unless and until the Dividend Cap is reached. Par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2009 Form 10-K.

Reinsurance of GMDB and GMIB guarantees

Our net income is directly impacted by changes in the benefit reserves calculated in connection with the reinsurance of VA guarantees, primarily GMDB and GMIB. The benefit reserves are calculated in accordance with the provisions of Topic 944, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GMIB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GMIB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

ACE views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

At June 30, 2010, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended June 30, 2010, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at June 30, 2010, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until June 30, 2010.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at June 30, 2010, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$91	$29	$(56)	$(165)	$(307)	$(495)
	(Increase)/decrease in FVL	256	156	25	(134)	(323)	(507)
	Increase/(decrease) in hedge value	(106)	(8)	90	190	291	394
	Increase/(decrease) in net income	$241	$177	$59	$(109)	$(339)	$(608)
Flat	(Increase)/decrease in benefit reserves	$65	$—	$(86)	$(201)	$(349)	$(544)
	(Increase)/decrease in FVL	155	—	(188)	(404)	(629)	(844)
	Increase/(decrease) in hedge value	(98)	—	99	199	301	404
	Increase/(decrease) in net income	$122	$—	$(175)	$(406)	$(677)	$(984)
-100 bps	(Increase)/decrease in benefit reserves	$11	$(56)	$(147)	$(270)	$(429)	$(631)
	(Increase)/decrease in FVL	(52)	(274)	(517)	(771)	(1,025)	(1,265)
	Increase/(decrease) in hedge value	(90)	9	109	210	312	415
	Increase/(decrease) in net income	$(131)	$(321)	$(555)	$(831)	$(1,142)	$(1,481)

Sensitivities to Other Economic Variables	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$—	$—	$—	$—	$—	$—
(Increase)/decrease in FVL	67	(80)	1	(2)	(18)	18
Increase/(decrease) in hedge value	—	—	—	—	3	(3)
Increase/(decrease) in net income	$67	$(80)	$1	$(2)	$(15)	$15

	Mortality		Lapses		Annuitization
Sensitivities to Actuarial Assumptions	+10%	-10%	+25%	- 25%	+25%	-25%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(23)	$24	$32	$(39)	$(16)	$19
(Increase)/decrease in FVL	11	(10)	110	(136)	(86)	95
Increase/(decrease) in hedge value	—	—	—	—	—	—
Increase/(decrease) in net income	$(12)	$14	$142	$(175)	$(102)	$114

The above tables assume benefit reserves and FVL using the benefit ratio calculated at June 30, 2010. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads (A-rated credit spreads are a proxy for both ACE’s own credit spreads and the credit spreads of the ceding insurers), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from June 30, 2010, market levels.

The above sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The calculation of the benefit reserves and FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the benefit reserves and the FVL as well as the sensitivities to changes in market factors shown above. Additionally, actual sensitivity of our benefit reserves, FVL, and net income may differ from those disclosed in the tables above due to differences between short-term market movements and management judgment regarding the long-term assumptions implicit in our benefit ratio. Furthermore, the sensitivities above could vary by multiples of the sensitivities in the tables above.

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

During the quarter ended June 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2009 Form 10-K and should be read in conjunction with those disclosures. The Risk Factor listed in our 2009 Form 10-K under the subheading, “The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.” is amended and restated to read in its entirety as set forth below.

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

The insurance industry is affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. The current economic climate and the recent financial crisis present additional uncertainties and risks relating to increased regulation and the potential for increased involvement of the U.S. and other governments in the financial services industry.

In July 2010, the U.S. enacted comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which creates a new regulatory regime for financial services companies. Among other things, the legislation calls for the creation of a Federal Insurance Office, or

FIO, that will focus on systemic risk oversight and will develop Federal policy on prudential aspects of international insurance matters. The FIO is also required to conduct a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. While the impact to ACE of the establishment and activity of the FIO is not clear, it is possible that it could have an adverse effect on our business and operations. Moreover, in the coming months various Federal regulatory agencies such as the SEC will be promulgating regulations in furtherance of the Dodd-Frank Act provisions, and some of these new regulations could require us to change how we conduct and manage our business and could adversely affect us. It is also expected that one or more Federal funds could be created by way of assessments on financial services companies, and it is unclear how and to what extent these requirements might apply to us and whether we would have to make material contributions.

The European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses across the European Union. In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the National Association of Insurance Commissioners) to consider changes to insurance company supervision, including solvency requirements and group supervision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended June 30, 2010.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
April 1 through April 30	1,910	$52.65	—	$250 million
May 1 through May 31	64,522	$52.81	—	$250 million
June 1 through June 30	2,305	$48.93	—	$250 million

Total	68,737

*	For the quarter ended June 30, 2010, this column represents the surrender to the Company of 68,737 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At June 30, 2010, this authorization had not been utilized.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 5, 2010	/s/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

August 5, 2010	/s/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
3.1	Articles of Association of the Company, as amended and restated	8-K	3	July 27, 2010	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	July 27, 2010	001-11778

10.1*	Form of Indemnification Agreement between the Company and individuals who became directors of the Company after the Company’s redomestication to Switzerland					X

10.2*	ACE Limited 2004 Long-term Incentive Plan (As amended through the fifth amendment)	8-K	10	May 21, 2010	001-11778

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheet at June 30, 2010, and December 31, 2009; (ii) Consolidated Statement of Operations and Comprehensive Income for the three months and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to the Interim Consolidated Financial Statements.					X

* Management Contract or Compensation Plan