Form 10-Q
period 2010-09-30
ACE Ltd
filed 2010-11-08
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

                                                         YES  ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 30.89 par value) outstanding as of November 2, 2010, was 339,389,893.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2010	2009
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $39,089 and $38,985) (includes hybrid financial instruments of $394 and $354)	$41,103	$39,525
Fixed maturities held to maturity, at amortized cost (fair value – $6,104 and $3,561)	5,977	3,481
Equity securities, at fair value (cost – $387 and $398)	415	467
Short-term investments, at fair value and amortized cost	1,857	1,667
Other investments (cost – $1,449 and $1,258)	1,619	1,375

Total investments	50,971	46,515
Cash	487	669
Securities lending collateral	1,629	1,544
Accrued investment income	539	502
Insurance and reinsurance balances receivable	3,694	3,671
Reinsurance recoverable on losses and loss expenses	13,475	13,595
Reinsurance recoverable on policy benefits	290	298
Deferred policy acquisition costs	1,621	1,445
Value of business acquired	656	748
Goodwill and other intangible assets	3,906	3,931
Prepaid reinsurance premiums	1,678	1,521
Deferred tax assets	873	1,154
Investments in partially-owned insurance companies (cost – $371 and $314)	510	433
Other assets	2,059	1,954

Total assets	$82,388	$77,980

Liabilities
Unpaid losses and loss expenses	$37,742	$37,783
Unearned premiums	6,571	6,067
Future policy benefits	3,083	3,008
Insurance and reinsurance balances payable	3,091	3,295
Deposit liabilities	327	332
Securities lending payable	1,653	1,586
Payable for securities purchased	473	154
Accounts payable, accrued expenses, and other liabilities	2,721	2,349
Income taxes payable	260	111
Short-term debt	155	161
Long-term debt	3,158	3,158
Trust preferred securities	309	309

Total liabilities	59,543	58,313

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.89 and CHF 31.88 par value, 340,777,358 and 337,841,616 shares issued, 339,229,422 and 336,524,657 shares outstanding)	10,264	10,503
Common Shares in treasury (1,547,936 and 1,316,959 shares)	(33)	(3)
Additional paid-in capital	5,579	5,526
Retained earnings	4,925	2,818
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	2,110	823
Common Shares issued to employee trust	(2)	(2)

Total shareholders’ equity	22,845	19,667

Total liabilities and shareholders’ equity	$82,388	$77,980

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$3,295	$3,155	$10,286	$9,994
Change in unearned premiums	127	238	(354)	(141)

Net premiums earned	3,422	3,393	9,932	9,853
Net investment income	516	511	1,538	1,519
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(39)	(169)	(120)	(666)
Portion of OTTI losses recognized in other comprehensive income (OCI)	20	111	65	302

Net OTTI losses recognized in income	(19)	(58)	(55)	(364)
Net realized gains (losses) excluding OTTI losses	(31)	(165)	182	(205)

Total net realized gains (losses)	(50)	(223)	127	(569)

Total revenues	3,888	3,681	11,597	10,803

Expenses
Losses and loss expenses	1,887	1,885	5,608	5,522
Policy benefits	93	79	267	256
Policy acquisition costs	607	567	1,697	1,571
Administrative expenses	433	451	1,356	1,325
Interest expense	58	60	162	169
Other (income) expense	(25)	51	(26)	44

Total expenses	3,053	3,093	9,064	8,887

Income before income tax	835	588	2,533	1,916
Income tax expense	160	94	426	320

Net income	$675	$494	$2,107	$1,596

Other comprehensive income
Unrealized appreciation (depreciation)	$953	$1,985	$2,023	$2,511
Reclassification adjustment for net realized (gains) losses included in net income	(120)	51	(346)	387

	833	2,036	1,677	2,898
Change in:
Cumulative translation adjustment	186	160	(73)	427
Pension liability	(6)	1	2	(13)

Other comprehensive income, before income tax	1,013	2,197	1,606	3,312
Income tax expense related to other comprehensive income items	(197)	(421)	(319)	(611)

Other comprehensive income	816	1,776	1,287	2,701

Comprehensive income	$1,491	$2,270	$3,394	$4,297

Basic earnings per share	$1.98	$1.46	$6.21	$4.74

Diluted earnings per share	$1.97	$1.46	$6.18	$4.73

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30
	2010	2009
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,503	$10,827
Net shares issued under employee share-based compensation plans	71	73
Exercise of stock options	20	3
Dividends declared on Common Shares-par value reduction	(330)	(297)

Balance – end of period	10,264	10,606

Common Shares in treasury
Balance – beginning of period	(3)	(3)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	(30)	(1)

Balance – end of period	(33)	(4)

Additional paid-in capital
Balance – beginning of period	5,526	5,464
Net shares redeemed under employee share-based compensation plans	(59)	(79)
Exercise of stock options	11	6
Share-based compensation expense	101	90

Balance – end of period	5,579	5,481

Retained earnings
Balance – beginning of period	2,818	74
Effect of adoption of OTTI standard	—	195
Net income	2,107	1,596

Balance – end of period	4,925	1,865

Deferred compensation obligation
Balance – beginning of period	2	3
Decrease to obligation	—	(1)

Balance – end of period	$2	$2

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30
	2010	2009
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$657	$(1,712)
Effect of adoption of OTTI standard	—	(242)
Change in period, net of income tax (expense) benefit of $(366) and $(555)	1,311	2,648

Balance – end of period	1,968	694

Cumulative translation adjustment
Balance – beginning of period	240	(161)
Change in period, net of income tax (expense) benefit of $48 and $(123)	(25)	304

Balance – end of period	215	143

Pension liability adjustment
Balance – beginning of period	(74)	(43)
Change in period, net of income tax (expense) benefit of $(1) and $4	1	(9)

Balance – end of period	(73)	(52)

Accumulated other comprehensive income	2,110	785

Common Shares issued to employee trust
Balance – beginning of period	(2)	(3)
Decrease in Common Shares	—	(1)

Balance – end of period	(2)	(2)

Total shareholders’ equity	$22,845	$18,733

See accompanying notes to the interim consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30
	2010	2009
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$2,107	$1,596
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(127)	569
Amortization of premiums/discounts on fixed maturities	103	26
Deferred income taxes	(16)	(122)
Unpaid losses and loss expenses	58	289
Unearned premiums	517	394
Future policy benefits	94	105
Insurance and reinsurance balances payable	(290)	219
Accounts payable, accrued expenses, and other liabilities	116	(292)
Income taxes payable	146	59
Insurance and reinsurance balances receivable	12	(38)
Reinsurance recoverable on losses and loss expenses	65	453
Reinsurance recoverable on policy benefits	12	(96)
Deferred policy acquisition costs	(172)	(254)
Prepaid reinsurance premiums	(167)	(177)
Other	317	(399)

Net cash flows from operating activities	2,775	2,332

Cash flows used for investing activities
Purchases of fixed maturities available for sale	(22,762)	(25,241)
Purchases of to be announced mortgage-backed securities	(1,128)	(5,717)
Purchases of fixed maturities held to maturity	(514)	(273)
Purchases of equity securities	(336)	(314)
Sales of fixed maturities available for sale	17,233	18,946
Sales of to be announced mortgage-backed securities	1,063	6,085
Sales of fixed maturities held to maturity	—	1
Sales of equity securities	432	1,102
Maturities and redemptions of fixed maturities available for sale	2,666	2,695
Maturities and redemptions of fixed maturities held to maturity	931	375
Net derivative instruments settlements	11	(23)
Other	(264)	(73)

Net cash flows used for investing activities	(2,668)	(2,437)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(323)	(283)
Net repayment of short-term debt	—	(266)
Net proceeds from issuance of long-term debt	—	500
Proceeds from exercise of options for Common Shares	31	9
Proceeds from Common Shares issued under Employee Stock Purchase Plan (ESPP)	10	10

Net cash flows from (used for) financing activities	(282)	(30)

Effect of foreign currency rate changes on cash and cash equivalents	(7)	10

Net decrease in cash	(182)	(125)
Cash – beginning of period	669	867

Cash – end of period	$487	$742

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

2. Significant accounting policies

New accounting pronouncements

Adopted in the nine months ended September 30, 2010

Consolidation of variable interest entities and accounting for transfers of financial assets

Accounting Standard Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16) and ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17) include provisions effective for interim and annual reporting periods beginning on January 1, 2010. ASU 2009-16 amends Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing, by removing the exemption from consolidation for qualifying special purpose entities. This statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-17 amends ASC Topic 810, Consolidation, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

Fair value measurements and disclosures

ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06) includes provisions that amend ASC Topic 820, Fair Value Measurements and Disclosures, (Topic 820) to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Embedded credit derivatives

ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11) includes provisions effective for interim and annual reporting periods beginning on July 1, 2010. The provisions of ASU 2010-11 amend ASC Topic 815, Derivatives and Hedging, to provide clarification on the bifurcation scope exception for embedded credit derivative features. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

To be adopted after September 30, 2010

Financing receivables disclosures

In July 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The provisions of ASU 2010-20 require new disclosures about the allowance for credit losses and the credit quality of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods beginning on October 1, 2010.

3. Investments

a) Transfers of securities

As part of the Company’s fixed income diversification strategy, ACE has decided to hold to maturity certain residential agency mortgage-backed securities that have shorter term durations. Because the Company has the intent to hold these securities to maturity, a transfer of such securities with a fair value of $2.9 billion was made during the three months ended September 30, 2010, from Fixed maturities available for sale to Fixed maturities held to maturity.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

b) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI at September 30, 2010, and December 31, 2009.

	September 30, 2010
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,270	$186	$—	$3,456	$—
Foreign	11,737	611	(39)	12,309	(28)
Corporate securities	14,779	1,165	(62)	15,882	(37)
Mortgage-backed securities	7,873	255	(188)	7,940	(239)
States, municipalities, and political subdivisions	1,430	89	(3)	1,516	—

	$39,089	$2,306	$(292)	$41,103	$(304)

Held to maturity
U.S. Treasury and agency	$913	$41	$—	$954	$—
Foreign	20	1	—	21	—
Corporate securities	288	16	—	304	—
Mortgage-backed securities	4,074	75	(15)	4,134	—
States, municipalities, and political subdivisions	682	9	—	691	—

	$5,977	$142	$(15)	$6,104	$—

	December 31, 2009
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,680	$48	$(19)	$3,709	$—
Foreign	10,960	345	(160)	11,145	(37)
Corporate securities	12,707	658	(150)	13,215	(41)
Mortgage-backed securities	10,058	239	(455)	9,842	(227)
States, municipalities, and political subdivisions	1,580	52	(18)	1,614	—

	$38,985	$1,342	$(802)	$39,525	$(305)

Held to maturity
U.S. Treasury and agency	$1,026	$33	$(2)	$1,057	$—
Foreign	26	1	—	27	—
Corporate securities	313	10	(1)	322	—
Mortgage-backed securities	1,440	39	(10)	1,469	—
States, municipalities, and political subdivisions	676	11	(1)	686	—

	$3,481	$94	$(14)	$3,561	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As discussed in Note 3 d), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the statement of comprehensive income. For the three and nine months ended September 30, 2010, $65 million and $161 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At September 30, 2010, and December 31, 2009, AOCI includes net unrealized depreciation of $118 million and $162 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

The following table presents fixed maturities at September 30, 2010, and December 31, 2009, by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	September 30 2010		December 31 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$1,719	$1,853	$1,354	$1,352
Due after 1 year through 5 years	14,167	14,760	14,457	14,905
Due after 5 years through 10 years	12,017	13,067	9,642	10,067
Due after 10 years	3,313	3,483	3,474	3,359

	31,216	33,163	28,927	29,683
Mortgage-backed securities	7,873	7,940	10,058	9,842

	$39,089	$41,103	$38,985	$39,525

Held to maturity; maturity period
Due in 1 year or less	$489	$496	$755	$766
Due after 1 year through 5 years	1,351	1,405	1,096	1,129
Due after 5 years through 10 years	15	17	108	115
Due after 10 years	48	52	82	82

	1,903	1,970	2,041	2,092
Mortgage-backed securities	4,074	4,134	1,440	1,469

	$5,977	$6,104	$3,481	$3,561

c) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities at September 30, 2010, and December 31, 2009.

	September 30 2010	December 31 2009
	(in millions of U.S. dollars)
Cost	$387	$398
Gross unrealized appreciation	31	70
Gross unrealized depreciation	(3)	(1)

Fair value	$415	$467

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

d) Net realized gains (losses)

The Company adopted provisions included in ASC Topic 320, Investments-Debt and Equity Securities, (Topic 320) related to the recognition and presentation of OTTI on April 1, 2009. Under these provisions, when an OTTI related to a fixed maturity has occurred, ACE is required to record the OTTI in net income if the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost. Further, in cases where the Company does not intend to sell the security and it is more likely than not that it will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities. For fixed maturities, prior to this adoption, ACE was required to record OTTI in net income unless the Company had the intent and ability to hold the impaired security to recovery. These provisions do not have any impact on the accounting for OTTI for any other type of investment.

The cumulative effect of the adoption resulted in a reduction to AOCI and an increase to Retained earnings of $242 million. These adjustments reflect the net of tax amount ($305 million pre-tax) of OTTI recognized in net income prior to the adoption related to fixed maturities held at the adoption date that had not suffered a credit loss, the Company did not intend to sell, and it was more likely than not that ACE would not be required to sell before the recovery of their amortized cost. These amounts include a $25 million adjustment ($44 million pre-tax) recorded by ACE in the third quarter of 2009. The $44 million pre-tax adjustment reflects the true-up of ACE’s prior estimate of reversals of non-credit OTTI for securities impaired prior to 2006 (Pre-2006 OTTI) for which a detailed review of securities held at the adoption date of the then new OTTI standards was not completed until the third quarter of 2009. Upon completion of the detailed review of securities held at the adoption date, ACE determined that fewer Pre-2006 OTTI securities were held than previously estimated, which resulted in an overstatement of the original reversal estimate of non-credit OTTI on Pre-2006 OTTI. The adjustment resulted in an increase to Accumulated other comprehensive income and an offsetting decrease in Retained earnings with no impact on net income or shareholders’ equity. Retained earnings and Deferred tax assets at the adoption date were also reduced by $47 million as a result of an increase in the Company’s valuation allowance against deferred tax assets, which was a direct effect of the adoption.

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $20 million of gross unrealized loss at September 30, 2010. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities for the three and nine months ended September 30, 2010, of $11 million and $12 million, respectively. Credit losses recognized in net income for corporate securities for the three months ended September 30, 2009, and from the date of adoption to September 30, 2009, were $15 million and $49 million, respectively.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss at September 30, 2010, by sector and vintage.

Range of Significant Assumptions Used

Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2003 and prior	11%	21%
	2004	21-45%	36-55%
	2005	12-41%	47-55%
	2006-2007	10-66%	38-61%

ALT-A	2003 and prior	25%	38%
	2004	33%	44%
	2005	12-47%	47-60%
	2006-2007	31-65%	60-64%

Option ARM	2003 and prior	27%	27%
	2004	55%	44%
	2005	67-78%	57-64%
	2006-2007	73-77%	63-64%

Sub-prime	2003 and prior	57%	55%
	2004	60%	61%
	2005	74%	73%
	2006-2007	55-85%	71-81%

(1)

Prime, ALT-A, and Sub-prime sector bonds are categorized based on creditworthiness of the borrower. Option ARM sector bonds are categorized based on the type of mortgage product, rather than creditworthiness of the borrower.

(2)

Default rate and loss severity rate assumptions vary within a given sector and vintage depending upon the geographic concentration of the collateral underlying the bond and the level of serious delinquencies, among other factors.

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities for the three and nine months ended September 30, 2010, of $8 million and $30 million, respectively. Credit losses recognized in net income for mortgage-backed securities for the three months ended September 30, 2009, and from the date of adoption to September 30, 2009, were $24 million and $50 million, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(39)	$(150)	$(107)	$(519)
OTTI on fixed maturities recognized in OCI (pre-tax)	20	111	65	302

OTTI on fixed maturities, net	(19)	(39)	(42)	(217)
Gross realized gains excluding OTTI	138	121	434	451
Gross realized losses excluding OTTI	(6)	(83)	(121)	(354)

Total fixed maturities	113	(1)	271	(120)

Equity securities:
OTTI on equity securities	—	—	—	(26)
Gross realized gains excluding OTTI	8	2	85	67
Gross realized losses excluding OTTI	(1)	(1)	(1)	(221)

Total equity securities	7	1	84	(180)

OTTI on other investments	—	(19)	(13)	(121)
Foreign exchange gains (losses)	(62)	(7)	(10)	(31)
Investment and embedded derivative instruments	(1)	28	23	62
Fair value adjustments on insurance derivative	25	(65)	(180)	218
S&P put options and futures	(110)	(144)	(26)	(300)
Other derivative instruments	(14)	(19)	(19)	(85)
Other	(8)	3	(3)	(12)

Net realized gains (losses)	$(50)	$(223)	$127	$(569)

The following table presents, for the periods indicated, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI. For 2009, the roll forward is presented for the three months ended September 30, 2009, and for the six month period from the date of adoption of the then new OTTI standard to September 30, 2009.

	Three Months Ended September 30		Nine Months Ended September 30 2010	Six Months Ended September 30 2009
	2010	2009
	(in millions of U.S. Dollars)
Balance of credit losses related to securities still held-beginning of period	$137	$188	$174	$130
Additions where no OTTI was previously recorded	8	24	32	78
Additions where an OTTI was previously recorded	11	15	10	21
Reductions reflecting amounts previously recorded in OCI but subsequently reflected in net income	—	—	—	(2)
Reductions for securities sold during the period	(9)	(10)	(69)	(10)

Balance of credit losses related to securities still held-end of period	$147	$217	$147	$217

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

e) Gross unrealized loss

At September 30, 2010, there were 2,363 fixed maturities out of a total of 19,008 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6 million. Fixed maturities in an unrealized loss position at September 30, 2010, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase and included non-agency mortgage-backed securities that suffered a decline in value since their original date of purchase.

The following tables present, for all securities in an unrealized loss position at September 30, 2010, and December 31, 2009 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
September 30, 2010
U.S. Treasury and agency	$51	$(0.1)	$—	$—	$51	$(0.1)
Foreign	701	(8.3)	350	(30.7)	1,051	(39.0)
Corporate securities	475	(8.1)	364	(54.0)	839	(62.1)
Mortgage-backed securities	2,840	(14.2)	1,108	(188.7)	3,948	(202.9)
States, municipalities, and political subdivisions	125	(0.6)	53	(2.7)	178	(3.3)

Total fixed maturities	4,192	(31.3)	1,875	(276.1)	6,067	(307.4)
Equity securities	63	(2.4)	1	(0.3)	64	(2.7)
Other investments	40	(5.3)	—	—	40	(5.3)

Total	$4,295	$(39.0)	$1,876	$(276.4)	$6,171	$(315.4)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2009
U.S. Treasury and agency	$1,952	$(19.4)	$21	$(1.1)	$1,973	$(20.5)
Foreign	2,568	(124.0)	363	(36.4)	2,931	(160.4)
Corporate securities	1,222	(52.3)	865	(99.1)	2,087	(151.4)
Mortgage-backed securities	1,731	(54.8)	1,704	(409.7)	3,435	(464.5)
States, municipalities, and political subdivisions	455	(13.9)	60	(5.0)	515	(18.9)

Total fixed maturities	7,928	(264.4)	3,013	(551.3)	10,941	(815.7)
Equity securities	111	(1.3)	—	—	111	(1.3)
Other investments	81	(16.4)	—	—	81	(16.4)

Total	$8,120	$(282.1)	$3,013	$(551.3)	$11,133	$(833.4)

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

f) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at September 30, 2010, are fixed maturities and short-term investments totaling $12.8 billion and cash of $126 million. The following table presents the components of the restricted assets at September 30, 2010, and December 31, 2009.

	September 30 2010	December 31 2009
	(in millions of U.S. dollars)
Trust funds	$8,849	$8,402
Deposits with non-U.S. regulatory authorities	2,507	2,475
Deposits with U.S. regulatory authorities	1,379	1,199
Other pledged assets	213	245

	$12,948	$12,321

4. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB) reinsurance for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$26	$28	$82	$78
Policy benefits and other reserve adjustments	$26	$29	$72	$94
GMIB
Net premiums earned	$41	$41	$122	$120
Policy benefits and other reserve adjustments	8	6	21	14
Realized gains (losses)	25	(65)	(180)	218

Gain (loss) recognized in income	$58	$(30)	$(79)	$324
Net cash received (disbursed)	$40	$41	$120	$119
Net (increase) decrease in liability	$18	$(71)	$(199)	$205

At September 30, 2010, reported liabilities for GMDB and GMIB reinsurance were $192 million and $758 million, respectively, compared with $212 million and $559 million, respectively, at December 31, 2009. The reported liability for GMIB reinsurance of $758 million at September 30, 2010, and $559 million at December 31, 2009, includes a fair value derivative adjustment of $623 million and $443 million, respectively. Reported liabilities for both GMDB and GMIB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At September 30, 2010, and December 31, 2009, the Company’s net amount at risk from its GMDB reinsurance programs was $3.4 billion and $3.8 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2010, and December 31, 2009, respectively);
•	there are no lapses or withdrawals;
•	mortality according to 100 percent of the Annuity 2000 mortality table; and
•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2 to 3 percent.

At September 30, 2010, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.3 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GMIB reinsurance

At September 30, 2010, and December 31, 2009, the Company’s net amount at risk from its GMIB reinsurance programs was $854 million and $683 million, respectively. For GMIB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2010, and December 31, 2009, respectively);
•	there are no deaths, lapses, or withdrawals;
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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at September 30, 2010, and December 31, 2009.

		September 30, 2010		December 31, 2009
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(6)	$705	$6	$393
Futures contracts on money market instruments	AP	9	5,470	4	4,711
Futures contracts on notes and bonds	AP	(4)	943	(2)	500
Options on money market instruments	AP	—	—	—	200
Options on notes and bonds futures	AP	—	—	(1)	305
Convertible bonds	FM AFS	394	1,141	354	725
TBAs	FM AFS	77	75	11	10

		$470	$8,334	$372	$6,844

Other derivative instruments
Futures contracts on equities	AP	$(32)	$960	$(9)	$960
Options on equity market indices	AP	64	250	56	250
Interest rate swaps	AP	(36)	500	(24)	500
Credit default swaps	AP	6	350	2	350
Other	AP	—	17	12	37

		$2	$2,077	$37	$2,097

GMIB(1)	AP/FPB	$(758)	$854	$(559)	$683

(1)	Note that the payment provision related to GMIB is the net amount at risk. The concept of a notional value does not apply to the GMIB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(14)	$(6)	$22	$(20)
All other futures contracts and options	(9)	11	1	7
Convertible bonds	22	23	—	80
TBAs	—	—	—	(5)

	$(1)	$28	$23	$62

GMIB and other derivative instruments
GMIB	$25	$(65)	$(180)	$218
Futures contracts on equities	(101)	(111)	(35)	(213)
Options on equity market indices	(9)	(33)	9	(87)
Interest rate swaps	(7)	(6)	(24)	(21)
Credit default swaps	(7)	(15)	4	(67)
Other	—	2	1	3

	$(99)	$(228)	$(225)	$(167)

	$(100)	$(200)	$(202)	$(105)

Derivative instrument objectives

(i) Foreign currency exposure management

A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. The Company uses forwards to minimize the effect of fluctuating foreign currencies.

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

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties and obtains collateral. The performance of exchange-traded instruments is guaranteed by the exchange on which they trade. For non-exchange-traded instruments, the counterparties are principally banks which must meet certain criteria according to the Company’s investment guidelines.

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

b) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $1.1 billion. In connection with these investments, the Company has commitments that may require funding of up to $882 million over the next several years.

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties. The Court granted defendants’ motions and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007, and September 28, 2007, respectively. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants have renewed their motions to dismiss, and the District Court has indicated that it will issue a decision in late 2010 or early 2011.

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

•

Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al. (Case No. 502005CA004396; Circuit Court of the 15th Judicial Circuit in Palm Beach County Florida), a Florida state action, was filed on June 22, 2005. ACE American Insurance Co. was named. In August 2010, ACE and Office Depot agreed to settle the case and ACE was dismissed with prejudice.

ACE was named in four putative securities class action suits following the filing of a civil suit against Marsh by the NYAG on October 14, 2004. The suits were consolidated by the JPML in the Eastern District of Pennsylvania and the Court appointed Sheet Metal Workers’ National Pension Fund and Alaska Ironworkers Pension Trust as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint on September 30, 2005, naming ACE, Evan G. Greenberg, Brian Duperreault, and Philip V. Bancroft as defendants. Plaintiffs alleged that ACE’s public statements and securities filings should have revealed that insurers, including certain ACE entities, and brokers allegedly conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions and that ACE’s revenues and earnings were inflated by these practices. In December 2008, the parties entered into a Stipulation of Settlement in which ACE agreed to pay the plaintiffs $1.95 million in exchange for a full release of all claims. On June 9, 2009, the Court approved the settlement and dismissed the multidistrict litigation (including the four underlying suits) with prejudice.

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs filed an amended complaint (their third pleading effort), on April 14, 2008, which drops Evan Greenberg as a defendant (plaintiffs in the New York action subsequently dismissed Evan Greenberg as well). On June 13, 2008, ACE filed a motion to dismiss, and on April 20, 2009, the court heard oral argument on the motion. On June 17, 2009, the Court dismissed all claims against ACE with prejudice; final judgment in favor of ACE was entered on July 13, 2009. The derivative plaintiffs appealed and argument was held before a three judge panel of the Delaware Supreme Court on February 17, 2010. On February 22, 2010, the three judge panel ordered further oral argument to the Court en banc, and recently scheduled the argument for December 15, 2010. The New York derivative action is currently stayed.

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

6. Shareholders’ equity

All Common Shares of the Company are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. For the foreseeable future, subject to shareholder approval, the Company expects to pay dividends as a repayment of share capital in the form of a reduction in par value or qualified paid-in capital, which would not be subject to Swiss withholding tax. For the three months ended September 30, 2010 and 2009, dividends declared per Common Share amounted to CHF 0.32 ($0.33) and CHF 0.31 ($0.31), respectively. Dividends declared for the nine months ended September 30, 2010 and 2009, were CHF 0.99 ($0.97) and CHF 0.94 ($0.88), respectively. The par value distribution in the nine months ended September 30, 2010, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 30.89.

Under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options. At September 30, 2010, 1,547,936 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

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

8. Fair value measurements

Fair value hierarchy

The provisions of Topic 820 define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establish a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ACE makes decisions regarding the categorization of assets or liabilities within the valuation hierarchy based on the inputs used to determine respective fair values at the balance sheet date. Accordingly, transfers between levels within the valuation hierarchy are determined on the same basis.

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

Based on the Company’s third quarter 2010 valuation review, no changes were made to actuarial or behavior assumptions. ACE made minor technical refinements to the model with a favorable net income impact of approximately $2 million.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, at September 30, 2010, and December 31, 2009.

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(in millions of U.S. dollars)

September 30, 2010
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,703	$1,753	$—	$3,456
Foreign	185	12,093	31	12,309
Corporate securities	32	15,691	159	15,882
Mortgage-backed securities	—	7,928	12	7,940
States, municipalities, and political subdivisions	—	1,514	2	1,516

	1,920	38,979	204	41,103

Fixed maturities held to maturity
U.S. Treasury and agency	394	560	—	954
Foreign	—	21	—	21
Corporate securities	—	304	—	304
Mortgage-backed securities	—	4,134	—	4,134
States, municipalities, and political subdivisions	—	691	—	691

	394	5,710	—	6,104

Equity securities	397	3	15	415
Short-term investments	1,006	850	1	1,857
Other investments	25	214	1,380	1,619
Securities lending collateral	—	1,629	—	1,629
Investments in partially-owned insurance companies	—	—	510	510
Other derivative instruments	(32)	28	6	2

Total assets at fair value	$3,710	$47,413	$2,116	$53,239

Liabilities:
Investment derivative instruments	$4	$(3)	$—	$1
GMIB	—	—	758	758
Short-term debt	—	160	—	160
Long-term debt	—	3,586	—	3,586
Trust preferred securities	—	369	—	369

Total liabilities at fair value	$4	$4,112	$758	$4,874

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no significant gross transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at September 30, 2010, and December 31, 2009, are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At September 30, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV. The following table presents, by investment category, the fair values of and maximum future funding commitments related to these investments at September 30, 2010, and December 31, 2009. The table also shows the expected liquidation period from September 30, 2010.

	September 30, 2010			December 31, 2009
	Expected Liquidation Period	Fair Value	Maximum future funding commitments	Fair Value	Maximum future funding commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$180	$172	$173	$109
Real estate	3 to 9 Years	152	97	89	150
Distressed	6 to 9 Years	241	57	233	59
Mezzanine	6 to 9 Years	119	204	102	75
Traditional	3 to 8 Years	361	348	243	300
Vintage	1 to 3 Years	29	4	31	2
Investment funds	Not Applicable	326	—	310	—

		$1,408	$882	$1,181	$695

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
	(in millions of U.S. dollars)
Three Months Ended September 30, 2010
Assets:
Fixed maturities available for sale
Foreign	$28	$1	$(1)	$2	$1	$31	$—
Corporate securities	121	1	3	34	—	159	—
Mortgage-backed securities	12	—	—	—	—	12	—
States, municipalities, and political subdivisions	3	—	—	(1)	—	2	—

	164	2	2	35	1	204	—

Fixed maturities held to maturity
Mortgage-backed securities	—	—	—	(43)	43	—	—

Equity securities	16	—	3	(4)	—	15	(1)
Short-term investments	—	—	—	1	—	1	—
Other investments	1,227	6	14	133	—	1,380	—
Investments in partially-owned insurance companies	459	1	4	46	—	510	—
Other derivative instruments	14	(8)	—	—	—	6	(8)

Total assets at fair value	$1,880	$1	$23	$168	$44	$2,116	$(9)

Liabilities:
GMIB	$776	$(25)	$—	$7	$—	$758	$(25)

(1)	Relates only to financial instruments still held at the balance sheet date.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance-End of Period	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
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
	(in millions of U.S. dollars)
Nine Months Ended September 30, 2010
Assets:
Fixed maturities available for sale
Foreign	$59	$—	$—	$2	$(30)	$31	$—
Corporate securities	168	—	9	17	(35)	159	—
Mortgage-backed securities	21	—	—	(9)	—	12	—
States, municipalities, and political subdivisions	3	—	—	(1)	—	2	—

	251	—	9	9	(65)	204	—

Fixed maturities held to maturity
Mortgage-backed securities	45	—	—	(43)	(2)	—	—

Equity securities	12	1	3	(1)	—	15	—
Short-term investments	—	—	—	1	—	1	—
Other investments	1,149	(7)	47	191	—	1,380	—
Investments in partially-owned insurance companies	433	5	21	51	—	510	—
Other derivative instruments	14	4	—	(12)	—	6	4

Total assets at fair value	$1,904	$3	$80	$196	$(67)	$2,116	$4

Liabilities:
GMIB	$559	$180	$—	$19	$—	$758	$180

(1)	Relates only to financial instruments still held at the balance sheet date.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance- Beginning of Period	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance-End of Period	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. These divisions provide a broad range of property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C insurers. The Global Reinsurance segment also includes ACE Global Markets’ reinsurance operations.

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

Statement of Operations by Segment

For the Three Months Ended September 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,445	$1,205	$272	$373	$—	$3,295
Net premiums earned	1,444	1,321	271	386	—	3,422
Losses and loss expenses	1,026	605	137	119	—	1,887
Policy benefits	—	—	—	93	—	93
Policy acquisition costs	165	326	51	65	—	607
Administrative expenses	112	204	14	59	44	433

Underwriting income (loss)	141	186	69	50	(44)	402

Net investment income	287	118	71	43	(3)	516
Net realized gains (losses) including OTTI	(2)	32	10	(85)	(5)	(50)
Interest expense	6	—	—	—	52	58
Other (income) expense	(20)	(4)	(10)	5	4	(25)
Income tax expense (benefit)	108	63	12	16	(39)	160

Net income (loss)	$332	$277	$148	$(13)	$(69)	$675

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended September 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,374	$1,203	$206	$372	$—	$3,155
Net premiums earned	1,467	1,317	247	362	—	3,393
Losses and loss expenses	1,053	631	80	121	—	1,885
Policy benefits	—	—	—	79	—	79
Policy acquisition costs	142	316	50	59	—	567
Administrative expenses	146	204	15	51	35	451

Underwriting income (loss)	126	166	102	52	(35)	411

Net investment income	278	121	65	43	4	511
Net realized gains (losses) including OTTI	(25)	40	(11)	(212)	(15)	(223)
Interest expense	—	—	—	—	60	60
Other (income) expense	4	3	(1)	—	45	51
Income tax expense (benefit)	47	56	9	17	(35)	94

Net income (loss)	$328	$268	$148	$(134)	$(116)	$494

Statement of Operations by Segment

For the Nine Months Ended September 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$4,278	$3,927	$932	$1,149	$—	$10,286
Net premiums earned	4,140	3,835	803	1,154	—	9,932
Losses and loss expenses	2,888	1,950	391	379	—	5,608
Policy benefits	—	4	—	263	—	267
Policy acquisition costs	447	905	153	192	—	1,697
Administrative expenses	407	613	41	171	124	1,356

Underwriting income (loss)	398	363	218	149	(124)	1,004

Net investment income	852	347	213	129	(3)	1,538
Net realized gains (losses) including OTTI	163	102	69	(197)	(10)	127
Interest expense	6	—	—	—	156	162
Other (income) expense	(21)	(5)	(16)	11	5	(26)
Income tax expense (benefit)	322	136	31	46	(109)	426

Net income (loss)	$1,106	$681	$485	$24	$(189)	$2,107

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Statement of Operations by Segment

For the Nine Months Ended September 30, 2009

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$4,220	$3,795	$894	$1,085	$—	$9,994
Net premiums earned	4,319	3,747	726	1,061	—	9,853
Losses and loss expenses	3,054	1,879	223	366	—	5,522
Policy benefits	—	3	—	253	—	256
Policy acquisition costs	394	869	147	161	—	1,571
Administrative expenses	433	569	41	173	109	1,325

Underwriting income (loss)	438	427	315	108	(109)	1,179

Net investment income	816	355	210	132	6	1,519
Net realized gains (losses) including OTTI	(242)	(40)	(47)	(95)	(145)	(569)
Interest expense	—	—	—	—	169	169
Other (income) expense	9	12	—	1	22	44
Income tax expense (benefit)	219	131	38	37	(105)	320

Net income (loss)	$784	$599	$440	$107	$(334)	$1,596

Underwriting assets are reviewed in total by management for purpose of decision-making. Other than goodwill, the Company does not allocate assets to its segments.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the net premiums earned for each segment by product for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended September 30, 2010
Insurance – North American	$466	$903	$75	$1,444
Insurance – Overseas General	457	358	506	1,321
Global Reinsurance	133	138	—	271
Life	—	—	386	386

	$1,056	$1,399	$967	$3,422

For the Three Months Ended September 30, 2009
Insurance – North American	$496	$904	$67	$1,467
Insurance – Overseas General	451	366	500	1,317
Global Reinsurance	134	113	—	247
Life	—	—	362	362

	$1,081	$1,383	$929	$3,393

For the Nine Months Ended September 30, 2010
Insurance – North American	$1,179	$2,742	$219	$4,140
Insurance – Overseas General	1,301	1,052	1,482	3,835
Global Reinsurance	391	412	—	803
Life	—	—	1,154	1,154

	$2,871	$4,206	$2,855	$9,932

For the Nine Months Ended September 30, 2009
Insurance – North American	$1,361	$2,766	$192	$4,319
Insurance – Overseas General	1,293	1,038	1,416	3,747
Global Reinsurance	408	318	—	726
Life	—	—	1,061	1,061

	$3,062	$4,122	$2,669	$9,853

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Earnings per share

The following table presents the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$675	$494	$2,107	$1,596

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	340,218,717	337,190,828	339,527,671	336,501,257
Denominator for diluted earnings per share:
Share-based compensation plans	1,636,802	1,221,041	1,314,662	579,116

Adjusted weighted-average shares outstanding and assumed conversions	341,855,519	338,411,869	340,842,333	337,080,373

Basic earnings per share	$1.98	$1.46	$6.21	$4.74

Diluted earnings per share	$1.97	$1.46	$6.18	$4.73

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended September 30, 2010 and 2009, the potential anti-dilutive share conversions were 204,251 shares and 882,760 shares, respectively. The potential anti-dilutive share conversions for the nine months ended September 30, 2010 and 2009, were 264,312 shares and 1,399,509 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2010, and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

Condensed Consolidating Balance Sheet at September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$37	$26,319	$24,615	$—	$50,971
Cash	(26)	284	229	—	487
Insurance and reinsurance balances receivable	—	3,212	482	—	3,694
Reinsurance recoverable on losses and loss expenses	—	17,303	(3,828)	—	13,475
Reinsurance recoverable on policy benefits	—	680	(390)	—	290
Value of business acquired	—	656	—	—	656
Goodwill and other intangible assets	—	3,354	552	—	3,906
Investments in subsidiaries	22,004	—	—	(22,004)	—
Due from (to) subsidiaries and affiliates, net	994	(562)	562	(994)	—
Other assets	12	7,338	1,559	—	8,909

Total assets	$23,021	$58,584	$23,781	$(22,998)	$82,388

Liabilities
Unpaid losses and loss expenses	$—	$30,650	$7,092	$—	$37,742
Unearned premiums	—	5,504	1,067	—	6,571
Future policy benefits	—	2,471	612	—	3,083
Short-term debt	—	155	—	—	155
Long-term debt	—	3,158	—	—	3,158
Trust preferred securities	—	309	—	—	309
Other liabilities	176	6,724	1,625	—	8,525

Total liabilities	176	48,971	10,396	—	59,543

Total shareholders’ equity	22,845	9,613	13,385	(22,998)	22,845

Total liabilities and shareholders’ equity	$23,021	$58,584	$23,781	$(22,998)	$82,388

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$1,965	$1,330	$—	$3,295
Net premiums earned	—	2,031	1,391	—	3,422
Net investment income	—	253	263	—	516
Equity in earnings of subsidiaries	653	—	—	(653)	—
Net realized gains (losses) including OTTI	(8)	(13)	(29)	—	(50)
Losses and loss expenses	—	1,202	685	—	1,887
Policy benefits	—	46	47	—	93
Policy acquisition costs and administrative expenses	16	586	448	(10)	1,040
Interest expense	(9)	63	(5)	9	58
Other (income) expense	(40)	14	1	—	(25)
Income tax expense	3	126	31	—	160

Net income	$675	$234	$418	$(652)	$675

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated

Net premiums written	$—	$1,669	$1,486	$—	$3,155
Net premiums earned	—	1,943	1,450	—	3,393
Net investment income	1	262	248	—	511
Equity in earnings of subsidiaries	500	—	—	(500)	—
Net realized gains (losses) including OTTI	(14)	(34)	(175)	—	(223)
Losses and loss expenses	—	1,230	655	—	1,885
Policy benefits	—	19	60	—	79
Policy acquisition costs and administrative expenses	4	574	446	(6)	1,018
Interest expense	(11)	70	(8)	9	60
Other (income) expense	1	8	42	—	51
Income tax expense (benefit)	(1)	49	46	—	94

Net income	$494	$221	$282	$(503)	$494

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$6,185	$4,101	$—	$10,286
Net premiums earned	—	5,881	4,051	—	9,932
Net investment income	—	760	778	—	1,538
Equity in earnings of subsidiaries	2,036	—	—	(2,036)	—
Net realized gains (losses) including OTTI	3	60	64	—	127
Losses and loss expenses	—	3,665	1,943	—	5,608
Policy benefits	—	112	155	—	267
Policy acquisition costs and administrative expenses	48	1,730	1,302	(27)	3,053
Interest expense	(28)	184	(22)	28	162
Other (income) expense	(94)	52	16	—	(26)
Income tax expense	6	329	91	—	426

Net income	$2,107	$629	$1,408	$(2,037)	$2,107

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$5,514	$4,480	$—	$9,994
Net premiums earned	—	5,533	4,320	—	9,853
Net investment income	1	754	764	—	1,519
Equity in earnings of subsidiaries	1,656	—	—	(1,656)	—
Net realized gains (losses) including OTTI	(67)	(150)	(352)	—	(569)
Losses and loss expenses	—	3,471	2,051	—	5,522
Policy benefits	—	61	195	—	256
Policy acquisition costs and administrative expenses	30	1,603	1,284	(21)	2,896
Interest expense	(32)	198	(25)	28	169
Other (income) expense	1	13	30	—	44
Income tax expense (benefit)	(5)	221	104	—	320

Net income	$1,596	$570	$1,093	$(1,663)	$1,596

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$90	$1,432	$1,253	$2,775

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(10,785)	(13,105)	(23,890)
Purchases of fixed maturities held to maturity	—	(513)	(1)	(514)
Purchases of equity securities	—	(98)	(238)	(336)
Sales of fixed maturities available for sale	7	7,877	10,412	18,296
Sales of equity securities	—	8	424	432
Maturities and redemptions of fixed maturities available for sale	—	1,393	1,273	2,666
Maturities and redemptions of fixed maturities held to maturity	—	781	150	931
Net derivative instruments settlements	(2)	(18)	31	11
Advances (to) from affiliates	162	—	(162)	—
Other	—	(198)	(66)	(264)

Net cash flows from (used for) investing activities	167	(1,553)	(1,282)	(2,668)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(323)	—	—	(323)
Proceeds from exercise of options for Common Shares	31	—	—	31
Proceeds from Common Shares issued under ESPP	10	—	—	10
Advances (to) from affiliates	—	4	(4)	—

Net cash flows from (used for) financing activities	(282)	4	(4)	(282)

Effect of foreign currency rate changes on cash and cash equivalents	—	1	(8)	(7)

Net decrease in cash	(25)	(116)	(41)	(182)
Cash – beginning of period	(1)	400	270	669

Cash – end of period	$(26)	$284	$229	$487

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$204	$1,385	$743	$2,332

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(14,312)	(16,646)	(30,958)
Purchases of fixed maturities held to maturity	—	(272)	(1)	(273)
Purchases of equity securities	—	(181)	(133)	(314)
Sales of fixed maturities available for sale	95	11,008	13,928	25,031
Sales of fixed maturities held to maturity	—	—	1	1
Sales of equity securities	—	520	582	1,102
Maturities and redemptions of fixed maturities available for sale	—	1,416	1,279	2,695
Maturities and redemptions of fixed maturities held to maturity	—	298	77	375
Net derivative instruments settlements	—	—	(23)	(23)
Advances (to) from affiliates	103	—	(103)	—
Other	1	(123)	49	(73)

Net cash flows from (used for) investing activities	199	(1,646)	(990)	(2,437)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(283)	—	—	(283)
Proceeds from exercise of options for Common Shares	9	—	—	9
Proceeds from Common Shares issued under ESPP	10	—	—	10
Net repayment of short-term debt	—	(266)	—	(266)
Net proceeds from issuance of long-term debt	—	500	—	500
Advances (to) from affiliates	—	1	(1)	—

Net cash flows from (used for) financing activities	(264)	235	(1)	(30)

Effect of foreign currency rate changes on cash and cash equivalents	—	2	8	10

Net increase (decrease) in cash	139	(24)	(240)	(125)
Cash – beginning of period	(52)	442	477	867

Cash – end of period	$87	$418	$237	$742

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2010. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

•

acquisitions made by us performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization or announced acquisitions not closing;

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

Overview

ACE Limited is the holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, with operating subsidiaries in more than 50 countries serving the needs of commercial and individual customers globally. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health and life insurance to individuals in select countries. At September 30, 2010, ACE had total assets of $82.4 billion and shareholders’ equity of $22.8 billion.

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

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. The Insurance – North American segment includes our wholesale divisions ACE Westchester and ACE Bermuda; and our retail divisions ACE USA (including ACE Canada), ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine). The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international accident & health (A&H) and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of ACE Global Markets. The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. For more information on each of our segments refer to “Segment Information” in our 2009 Form 10-K.

Transactions

On September 14, 2010, we announced that we had signed a definitive agreement to acquire all of the outstanding common stock of Rain and Hail Insurance Service, Inc. (Rain and Hail) not currently owned by us for approximately $1.1 billion, based upon current estimates of Rain and Hail’s December 31, 2010 adjusted book value. ACE currently owns approximately 20 percent of the outstanding common stock of Rain and Hail. Headquartered in Johnston, Iowa, Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. We intend to operate Rain and Hail as a unit of our ACE Westchester division in the Insurance-North American segment. The transaction is anticipated to be completed in the fourth quarter of 2010, subject to the satisfaction of customary conditions, including the termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period (which has already occurred) and the approvals of certain regulatory authorities.

On October 7, 2010, we signed a definitive agreement to acquire 100 percent of Jerneh Insurance Berhad, a general insurance company in Malaysia that is majority owned by Jerneh Asia Berhad, an investment holding company listed on Bursa Malaysia Securities Berhad. The proposed acquisition price is approximately $200 million, subject to adjustment to reflect the book value of Jerneh Insurance Berhad at the transaction’s closing. This transaction is expected to close during the fourth quarter of 2010, subject to seller shareholder approvals and other closing conditions.

In addition, on October 27, 2010, we announced that we had signed a definitive agreement to acquire New York Life’s Hong Kong and Korea life insurance operations for approximately $425 million. The final purchase price will be based on the adjusted book value of the life companies at the time of closing. This transaction, which is subject to regulatory approvals and other customary conditions, is expected to close during the first quarter of 2011.

Market Conditions

We believe our industry is continuing to experience typical soft market behavior, with prices continuing to soften around the world, with increased competition around terms and conditions.

Continuing with the trend of recent quarters, primary commercial P&C increased modestly in the quarter ended September 30, 2010, driven by retail P&C lines and offset by wholesale P&C lines. Our Global Reinsurance segment reported a significant increase in net premiums written in the quarter ended September 30, 2010, predominately due to a large casualty-related structured transaction in the U.S. Excluding this large transaction, reinsurance premiums decreased due to competitive conditions and our continued underwriting discipline. New business within our U.S. retail P&C operations decreased substantially in the quarter ended September 30, 2010, while our renewal retention rates were stable, compared to the prior year quarter. New business in our international retail P&C operations increased, driven by new multinational business opportunities. International retail P&C renewal retention rates increased slightly with the exception of Continental Europe, where inadequate casualty rates led to lower production. Rates overall declined modestly in both U.S. and International retail P&C lines. Recession-related reductions in exposure had a modest impact on revenue for the quarter ended September 30, 2010, continuing an improving trend of recent quarters.

A&H growth was stable globally on a reported and constant dollar basis. Our International A&H business has improved in the second half of 2010, driven by growth in Latin America and Asia, and Europe. Combined Insurance’s net premiums written decreased in the quarter ended September 30, 2010, compared with the prior year quarter. While customer retention ratios are steadily improving, new business sales continue to be impacted by recession.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30		% change	Nine Months Ended September 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$3,295	$3,155	4%	$10,286	$9,994	3%
Net premiums earned	3,422	3,393	1%	9,932	9,853	1%
Net investment income	516	511	1%	1,538	1,519	1%
Net realized gains (losses)	(50)	(223)	78%	127	(569)	NM

Total revenues	3,888	3,681	6%	11,597	10,803	7%

Losses and loss expenses	1,887	1,885	0%	5,608	5,522	2%
Policy benefits	93	79	18%	267	256	4%
Policy acquisition costs	607	567	7%	1,697	1,571	8%
Administrative expenses	433	451	(4)%	1,356	1,325	2%
Interest expense	58	60	(3)%	162	169	(4)%
Other (income) expense	(25)	51	NM	(26)	44	NM

Total expenses	3,053	3,093	(1)%	9,064	8,887	2%

Income before income tax	835	588	42%	2,533	1,916	32%
Income tax expense	160	94	70%	426	320	33%

Net income	$675	$494	37%	$2,107	$1,596	32%

NM – not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended September 30, 2010
	P&C	A&H	Total
Net premiums written:
Growth in original currency	5.9%	0.6%	4.5%
Foreign exchange effect	(0.2)%	(0.1)%	(0.1)%

Growth as reported in U.S. dollars	5.7%	0.5%	4.4%

Net premiums earned:
Growth in original currency	1.0%	2.0%	1.2%
Foreign exchange effect	(0.5)%	(0.2)%	(0.4)%

Growth as reported in U.S. dollars	0.5%	1.8%	0.8%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in the three and nine months ended September 30, 2010, compared with the prior year periods. We reported growth in our Global Reinsurance segment, and international retail P&C business, as well as personal lines, international life, and financial solutions business. Growth in the quarter ended September 30, 2010, was partially offset by the effect of continued competitive conditions in our London wholesale unit. The nine month period was adversely impacted by reduced crop business which generated a lower adjustment to net premiums written and earned in connection with the annual first quarter crop settlement (refer to Insurance – North American). In addition, net premiums written and earned were reduced by $36 million in the nine months ended September 30, 2010, due to reinstatement premiums expensed primarily in connection with the first quarter 2010 catastrophe activity.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned were stable in the three and nine months ended September 30, 2010, compared with the prior year periods. The increases in net premiums earned in our Global Reinsurance segment, international retail P&C operations, personal lines, international life, and financial solutions were offset by lower crop and London wholesale production.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended September 30		% change	Nine Months Ended September 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Property and all other	$1,056	$1,081	(2)%	$2,871	$3,062	(6)%
Casualty	1,399	1,383	1%	4,206	4,122	2%

Subtotal	2,455	2,464	(0)%	7,077	7,184	(1)%
Personal accident (A&H)	833	818	2%	2,470	2,348	5%
Life	134	111	21%	385	321	20%

Net premiums earned	$3,422	$3,393	1%	$9,932	$9,853	1%

	2010 % of total	2009 % of total		2010 % of total	2009 % of total
Property and all other	31%	32%		29%	31%
Casualty	41%	41%		42%	42%

Subtotal	72%	73%		71%	73%
Personal accident (A&H)	24%	24%		25%	24%
Life	4%	3%		4%	3%

Net premiums earned	100%	100%		100%	100%

Net investment income was stable in the three and nine months ended September 30, 2010, compared with the prior year periods. Positive operating cash flows which have resulted in a higher overall average invested asset base, were partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments”.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Loss and loss expense ratio	58.2%	58.2%	59.6%	58.7%
Policy acquisition cost ratio	17.9%	16.7%	17.1%	16.0%
Administrative expense ratio	12.3%	13.2%	13.5%	13.1%

Combined ratio	88.4%	88.1%	90.2%	87.8%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated. For the quarter ended September 30, 2010, the decline in our adjusted loss and loss expense ratio was primarily due to favorable changes in mix of business and improved current accident year experience. The nine months ended September 30, 2010, also benefited from the annual first quarter crop settlement which had a favorable impact on the loss ratio, compared with the prior year period.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	58.2%	58.2%	59.6%	58.7%
Catastrophe losses and related reinstatement premiums	(3.1)%	(1.5)%	(3.8)%	(1.3)%
Prior period development	6.6%	6.7%	5.6%	4.9%

Loss and loss expense ratio, adjusted	61.7%	63.4%	61.4%	62.3%

We recorded net pre-tax catastrophe losses of $91 million and $315 million in the three and nine months ended September 30, 2010, compared with net pre-tax catastrophe losses of $45 million and $114 million in the prior year periods. The catastrophe losses for the quarter ended September 30, 2010, were primarily related to an earthquake in New Zealand. For the nine months ended September 30, 2010, catastrophe losses also included severe weather-related events in the U.S., earthquakes in Chile and Mexico, and storms in Australia.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $201 million and $446 million of net favorable prior period development in our P&C segments in the three and nine months ended September 30, 2010, respectively. This compares with net favorable prior period development in our P&C segments of $203 million and $429 million in the three and nine months ended September 30, 2009, respectively. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in the three and nine months ended September 30, 2010, compared with prior year periods. The increase in the quarter ended September 30, 2010, was primarily related to premium tax benefits recorded in the prior year quarter in the Insurance – North American segment. For the nine months ended September 30, 2010, the increase in policy acquisition cost ratio was primarily due to the impact of the annual crop settlement, which generated higher profit-share commissions and a lower adjustment to net premiums earned, as well as the impact of reinstatement premiums expensed in connection with catastrophe activity. Our administrative expense ratio decreased in the quarter ended September 30, 2010, primarily due to higher net results generated by our third party claims administration business, ESIS, the results of which are included within our administrative expenses. ESIS generated $52 million in net results in the quarter ended September 30, 2010, primarily from non-recurring sources. Administrative expenses in the prior year quarter included $7 million in net results from ESIS. For the nine month period, our administrative expense ratio increased due to the impact of the first quarter crop settlement, reinstatement premiums expensed, and increased costs in our international operations. Although the annual crop settlement generates minimal administrative expenses, it resulted in lower adjustment to net premiums earned in 2010, compared with 2009.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective tax rate on net income before tax was 19 percent and 17 percent in the three and nine months ended September 30, 2010, respectively, compared with 16 percent and 17 percent in the prior year periods, respectively. The increase in our effective tax rate in the quarter ended September 30, 2010, was primarily due to a reduction in pre-tax investment losses in the third quarter of 2010, and a change in geographic mix of earnings. In addition, the prior year quarter included a reduction of a deferred tax valuation allowance related to investments, which reduced the effective tax rate for the quarter ended September 30, 2009.

Prior Period Development

The favorable prior period development, inclusive of the Life segment, of $205 million and $203 million during the quarters ended September 30, 2010 and 2009, respectively, was the net result of several underlying favorable and adverse movements. With respect to ACE’s crop business, ACE regularly receives reports from its managing general agent (MGA) relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Commencing in the third quarter of 2009, prior period development for ACE’s crop business includes adjustments to both crop losses and loss expenses and the related crop profit share commission. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes (favorable) and adverse prior period development by segment for the periods indicated.

Three Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2010
Insurance – North American	$(19)	$(16)	$(35)	0.2%
Insurance – Overseas General	(132)	15	(117)	1.8%
Global Reinsurance	(47)	(2)	(49)	2.2%
Life	—	(4)	(4)	1.6%

Total	$(198)	$(7)	$(205)	0.8%

2009
Insurance – North American	$(51)	$6	$(45)	0.3%
Insurance – Overseas General	(107)	(12)	(119)	1.8%
Global Reinsurance	(39)	—	(39)	1.6%

Total	$(197)	$(6)	$(203)	0.8%

*	Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves (except for Total, which is based on consolidated beginning of period net unpaid loss and loss expense reserves).

Nine Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2010
Insurance – North American	$(65)	$(88)	$(153)	1.0%
Insurance – Overseas General	(129)	(70)	(199)	2.9%
Global Reinsurance	(71)	(23)	(94)	4.2%
Life	—	(7)	(7)	3.2%

Total	$(265)	$(188)	$(453)	1.8%

2009
Insurance – North American	$(88)	$(41)	$(129)	0.8%
Insurance – Overseas General	(110)	(59)	(169)	2.8%
Global Reinsurance	(92)	(39)	(131)	5.2%
Life	—	1	1	0.3%

Total	$(290)	$(138)	$(428)	1.8%

*	Calculated based on the segment beginning of period net unpaid loss and loss expenses reserves (except for Total, which is based on consolidated beginning of period net unpaid loss and loss expense reserves).

Insurance – North American

Insurance – North American experienced net favorable prior period development of $35 million in the quarter ended September 30, 2010, compared with net favorable prior period development of $45 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $19 million on long-tail business, including:

•

Favorable development of $15 million in our medical professional liability portfolios. This favorable development is concentrated in the 2005 and prior report years in our hospital professional liability excess business and mainly in the 2007 report year for a group of portfolios of primary medical professional business including physicians. These portfolios provide coverage on a claims made basis. The favorable development was a function of low levels of case incurred loss activity for these coverage periods since our last review, leading to lower indications of ultimate losses versus the prior valuation.

•

Favorable development of $8 million in our financial solutions business unit, impacting the 2007 and prior accident years. Reported and paid loss activity for this product line continues to be lower than what was expected when the contracts were originally bound, resulting in a reduction in our estimate of ultimate losses.

•

Favorable development of $7 million in the long-tail components of our programs division primarily affecting the 2007 and prior accident years. Development in the auto liability and general liability product lines for these accident years was lower than expected. As a result, we gave more weight to experience-based methods for these accident years.

•	Net favorable development of $16 million on short-tail business, including:

•

Favorable development of $6 million in global property product lines. This is the net effect of a small adverse movement on the 2009 accident year, offset by favorable development on the 2008 and prior accident years, largely due to savings on settlements of a small amount of large claims.

•

Favorable development of $8 million in our retail inland marine portfolio concentrated in the 2008 and 2009 accident years where newly reported losses and development on known losses for these years was lower than what was expected in our prior evaluation.

The net prior period development for the quarter ended September 30, 2009, was the net result of several underlying adverse and favorable movements, driven by the following principal changes:

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

•

Favorable development of $15 million in our medical risk business unit, with the favorable activity concentrated in the 2004 and 2005 report years for hospital professional liability business. Our portfolio includes both primary and excess facilities business written primarily on a claims-made basis. Loss activity for this business was lower than expected. In addition, all open claims for the 2005 and prior report years were reviewed in the quarter ended September 30, 2009, and updated using the available information. This review led to a revision in our estimate of ultimate losses for the portfolio.

•

Favorable development of $33 million in our financial solutions business unit concentrated in policies issued in the 2004-2006 years. This favorable development was a function of a continuation of lower than expected loss development, first observed in 2008, on a small number of large risks with predominantly workers’ compensation exposure.

•

Favorable development of $10 million for workers’ compensation captive business primarily for the 1999 and prior accident years. This correction resulted from a reserve reconciliation completed in the quarter ended September 30, 2009.

•

Adverse development of $19 million on participations in run-off assumed reinsurance pools impacting accident years prior to 1999. An audit found that assumed losses payable had not been registered and this caused an understatement of the required reserves for this portfolio.

•

Adverse development of $8 million on run-off environmental losses for accident years prior to 1999 in the Brandywine business unit due to a single large claim where a court decision required the return of a contribution previously received from a third party.

•	Net adverse development of $6 million on short-tail business including:

•

Adverse development of $27 million in our energy and global property business lines primarily affecting the 2008 accident year. Higher than expected loss activity on a few large complex claims led to the increase in our estimate of ultimate losses in the quarter ended September 30, 2009.

•

Adverse development of $10 million in our commercial marine lines affecting the 2008 accident year. A claims review of 2008 hurricane losses performed in the quarter ended September 30, 2009, led to increases in loss estimates for several claims.

•	Adverse development of $6 million in our farm line primarily associated with the 2008 accident year. Paid and reported loss activity for this product line was higher than anticipated.

•

Favorable development of $17 million in our Canadian accident and health business affecting the 2008 and prior accident years. This resulted from a reconciliation of statutory and GAAP ledger balances completed in the quarter ended September 30, 2009.

•

Favorable development of $13 million in our inland marine product line primarily associated with the 2008 accident year. Paid and reported loss activity for this product line was lower than anticipated.

•	Favorable development of $7 million in our crop/hail business relating to the recording in the quarter ended September 30, 2009, of the bordereau for the 2008 crop year.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $117 million in the quarter ended September 30, 2010, compared with net favorable prior period development of $119 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $132 million on long-tail business including:

•

Favorable development of $239 million in casualty (primary and excess) and financial lines for accident years 2006 and prior. The changes were mainly in accident years 2004-2006. The findings of the detailed actuarial reviews completed in the quarter ended September 30, 2010, recognized the impact of favorable loss emergence and the increased weight given to experience-based methods on maturing accident years.

•

Adverse development of $67 million in the financial lines book for accident years 2007-2009, across multiple geographies. A claims review completed in the quarter ended September 30, 2010 of the exposure to financial fraud and subprime claims concluded with increases to case estimates of $57 million following specific developments on notified claims. The remaining development arose from case strengthening on several large claims of $27 million and favorable development in attritional losses on the 2007 and 2008 accident years.

•

Adverse development of $40 million in the casualty lines for accident years 2007-2009, driven by adverse frequency and severity trends within European countries ($24 million increase) and specific case development across the primary and excess books ($12 million increase).

•	Net adverse development of $15 million on short-tail business including:

•

Adverse development of $10 million in the political risk line. This change is based on a claims department review in the quarter ended September 30, 2010, of a number of notices and outstanding claims. The claims were predominantly in the 2008 and 2009 accident years.

•	Adverse development of $3 million in the aviation line. This line was impacted by adverse claim development within the airline hull book, predominantly in the 2009 accident year.

The net prior period development for the quarter ended September 30, 2009, was the net result of several underlying adverse and favorable movements, driven by the following principal changes.

•	Net favorable development of $107 million on long-tail business including:

•

Favorable development of $190 million on the 2005 and prior accident years in casualty (primary and excess) and financial lines. The detailed reviews completed in the quarter ended September 30, 2009, noted improvements in the experience relative to the expectations of prior detailed analyses, including case-specific savings on several significant 2001-2003 bankers’ professional indemnity claims. Due to the greater level of maturity of these years, increasing weight was given to the emerged loss experience.

•

Adverse development of $60 million relating to the 2008 accident year for financial lines in connection with exposure to financial frauds. This amount was based on a claims review in the quarter ended September 30, 2009, of notifications and potential exposure. During this review, we obtained assessments from external legal counsel of the governing law on each potential claim and assessed all other claimant information, to arrive at the provision for each case.

•

Adverse development of $10 million for subprime claims in the 2008 accident year for financial lines. This increase reflects an updated claims review in the quarter ended September 30, 2009, of all notified claims.

•

Adverse development of $10 million driven predominantly by a court ruling in a major Continental European country on “quality of life” damages that was expected to increase casualty claim severities. The increases were focused in the 2006-2008 accident years.

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

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $49 million in the quarter ended September 30, 2010, compared with net favorable prior period development of $39 million in the prior year quarter. The net prior period development for the quarter ended September 30, 2010, was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $47 million on long-tail business including:

•

Favorable development of $27 million in the medical malpractice lines of business principally in treaty years 2002-2006, favorable development of $15 million in the professional liability/D&O line of business primarily in treaty years 2003-2007, and favorable development of $5 million in the workers’ compensation line of business primarily in treaty years 2004-2005. These developments were the result of reserve studies on these lines of business completed during the quarter ended September 30, 2010, which revealed that experience has been relatively favorable compared with assumptions.

•	Net favorable development of $2 million on short-tail business based on reserve studies completed during the quarter ended September 30, 2010, none of which were significant.

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

Life

Life experienced net favorable prior period development of $4 million in the quarter ended September 30, 2010, compared with no net prior period development in the quarter ended September 30, 2009. The net prior period development for the quarter ended September 30, 2010, was the net result of several underlying favorable and adverse movements in the A&H line primarily in accident year 2009.

Segment Operating Results – Three and Nine Months Ended September 30, 2010 and 2009

The discussions that follow include tables that show our segment operating results for the three and nine months ended September 30, 2010 and 2009.

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

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,445	$1,374	5%	$4,278	$4,220	1%
Net premiums earned	1,444	1,467	(2)%	4,140	4,319	(4)%
Losses and loss expenses	1,026	1,053	(3)%	2,888	3,054	(5)%
Policy acquisition costs	165	142	16%	447	394	13%
Administrative expenses	112	146	(23)%	407	433	(6)%

Underwriting income	141	126	12%	398	438	(9)%
Net investment income	287	278	3%	852	816	4%
Net realized gains (losses)	(2)	(25)	92%	163	(242)	NM
Interest expense	6	—	NM	6	—	NM
Other (income) expense	(20)	4	NM	(21)	9	NM
Income tax expense	108	47	130%	322	219	47%

Net income	$332	$328	1%	$1,106	$784	41%

Loss and loss expense ratio	71.0%	71.7%		69.8%	70.7%
Policy acquisition cost ratio	11.4%	9.7%		10.8%	9.1%
Administrative expense ratio	7.8%	9.9%		9.8%	10.0%

Combined ratio	90.2%	91.3%		90.4%	89.8%

Insurance – North American reported an increase in net premiums written for the three and nine months ended September 30, 2010, primarily due to growth in our high net worth personal lines and for the third quarter of 2010, also due to a large transaction within our financial solutions unit. Our personal lines business continued to build on the momentum of the first half of 2010, reporting growth in homeowners and auto insurance, as well as specialty offerings. Net premiums written for the quarter ended September 30, 2010, were reduced by approximately $24 million in connection with the commutation of an assumed loss portfolio compared with nil impact in the prior year quarter. The nine months ended September 30, 2010 and 2009, included net premiums written of approximately $73 million and $126 million, respectively, related to assumed loss portfolio business. For the three and nine months ended September 30, 2010, this segment’s retail division reported less new business and renewed policies across several lines of business, reflecting a decline in value of exposures, competitive market conditions, and our adherence to underwriting discipline. These factors were especially evident in our national accounts, as well as property lines of business. The retail division reported growth in A&H and medical as well as increased production retention in professional risk lines and favorable foreign exchange impact on Canadian business. Construction and workers’ compensation lines in our retail division increased in the nine month period. Net premiums written in our wholesale operation were stable in the quarter ended September 30, 2010, compared to the prior year quarter, as declines in crop business, due to lower commodity prices, were offset by new commercial risk business. For the nine months ended September 30, 2010, wholesale net premiums written declined compared with the prior year period, primarily due to the impact of the annual first quarter crop settlement and lower commodity pricing, partially offset by growth in commercial risk, property, and professional lines. During the first quarter of each calendar year, we receive the results from the previous crop year which typically require us to make adjustments to previously estimated premiums, losses and loss expenses, and profit share commission. The annual first quarter crop settlement increased net premiums written by approximately $60 million in the nine months ended September 30, 2010, compared with approximately $150 million in the prior year period.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Property and all other	$466	$496	(6)%	$1,179	$1,361	(13)%
Casualty	903	904	(0)%	2,742	2,766	(1)%
Personal accident (A&H)	75	67	12%	219	192	14%

Net premiums earned	$1,444	$1,467	(2)%	$4,140	$4,319	(4)%

	2010 % of Total	2009 % of Total		2010 % of Total	2009 % of Total
Property and all other	32%	34%		29%	32%
Casualty	63%	62%		66%	64%
Personal accident (A&H)	5%	4%		5%	4%

Net premiums earned	100%	100%		100%	100%

Insurance – North American reported a decline in net premiums earned in the three and nine months ended September 30, 2010, compared with the prior year periods, primarily due to the impact of the decline in crop and risk management business, lower wholesale professional and casualty business, and decreases in retail property. These decreases were partially offset by increases in workers’ compensation, professional risk, A&H, and personal lines, as well as favorable foreign exchange impact.

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	71.0%	71.7%	69.8%	70.7%
Catastrophe losses and related reinstatement premiums	(1.0)%	(1.6)%	(3.0)%	(1.1)%
Prior period development	2.4%	3.0%	4.7%	3.0%

Loss and loss expense ratio, adjusted	72.4%	73.1%	71.5%	72.6%

Insurance – North American’s net catastrophe losses were $17 million and $122 million in the three and nine months ended September 30, 2010, respectively, compared with $24 million and $48 million in the prior year periods, respectively. The catastrophe losses for the three and nine months ended September 30, 2010, were primarily related to severe weather-related events in the U.S. and, to a lesser extent for the nine-month period, earthquakes in Haiti and Chile. The catastrophe losses for the prior year periods included an earthquake in Asia and several weather-related events in the United States. Insurance – North American experienced net favorable prior period development of $35 million and $153 million in the three and nine months ended September 30, 2010, respectively. This compares with net favorable prior period development of $45 million and $129 million in the prior year periods. Refer to “Prior Period Development” for more information. For the quarter ended September 30, 2010, the decline in Insurance – North American’s adjusted loss and loss expense ratio was primarily due to favorable changes in ACE USA’s mix of business. The nine months ended September 30, 2010, also benefited from the annual first quarter crop settlement which had a favorable impact on the loss ratio, compared with the prior year period.

Insurance – North American’s policy acquisition cost ratio increased in the three and nine months ended September 30, 2010, compared with the prior year periods. For the quarter ended September 30, 2010, the increase was primarily related to premium tax benefits recorded in the prior year quarter. For the nine month period, the increase was also due to the impact of the first quarter crop settlement which generated higher profit-share commissions and a lower adjustment to net premiums earned compared with the prior year period. In addition, for the three and nine months ended September 30, 2010, our retail units experienced a shift in mix of business towards higher commission specialty casualty business, professional, and personal lines. Insurance – North American’s administrative expense ratio decreased in the three and nine months ended September 30, 2010, primarily due to higher net results generated by our third party claims administration business, ESIS, the results of which are included within our administrative expenses. ESIS generated $52 million in net results in the quarter ended September 30, 2010, primarily from non-recurring sources. Administrative expenses in the prior year quarter included $7 million in net results from ESIS.

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

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,205	$1,203	0%	$3,927	$3,795	3%
Net premiums earned	1,321	1,317	0%	3,835	3,747	2%
Losses and loss expenses	605	631	(4)%	1,950	1,879	4%
Policy benefits	—	—	—%	4	3	33%
Policy acquisition costs	326	316	3%	905	869	4%
Administrative expenses	204	204	0%	613	569	8%

Underwriting income	186	166	12%	363	427	(15)%
Net investment income	118	121	(2)%	347	355	(2)%
Net realized gains (losses)	32	40	(20)%	102	(40)	NM
Other (income) expense	(4)	3	NM	(5)	12	NM
Income tax expense	63	56	13%	136	131	4%

Net income	$277	$268	3%	$681	$599	14%

Loss and loss expense ratio	45.8%	48.0%		50.9%	50.2%
Policy acquisition cost ratio	24.7%	24.0%		23.6%	23.2%
Administrative expense ratio	15.5%	15.4%		16.0%	15.2%

Combined ratio	86.0%	87.4%		90.5%	88.6%

	Three Months Ended September 30, 2010
	P&C	A&H	Total
Net premiums written:
Growth in original currency	0.8%	2.1%	1.2%
Foreign exchange effect	(1.2)%	(1.1)%	(1.1)%

Growth as reported in U.S. dollars	(0.4)%	1.0%	0.1%

Net premiums earned:
Growth in original currency	1.9%	2.4%	2.0%
Foreign exchange effect	(2.2)%	(1.3)%	(1.8)%

Growth as reported in U.S. dollars	(0.3)%	1.1%	0.2%

Insurance – Overseas General’s net premiums written were stable in the quarter ended September 30, 2010, as modest growth in our international retail operations was offset by unfavorable foreign exchange impact and reduced production in our London wholesale business. The unfavorable foreign exchange impact represented a reversal of a favorable foreign exchange impact for the first half of 2010. Refer to the table above for the impact of foreign exchange on net premiums written and earned. In the current periods, on a constant dollar basis, our international retail P&C business reported growth in U.K. business, and benefited from new accounts in Asia Pacific and Latin America, as well as emerging markets. A&H improved in the second and third quarters of 2010 on the strength of new business in Asia Pacific and Latin America. The personal lines business increased during the three and nine months ended September 30, 2010, primarily due to an increase in production retention as well new business in Europe and Latin America. Our London wholesale business unit reported lower production within most product lines, as we continue to decline business submitted at prices we deem to be inadequate from an underwriting perspective. For the nine months ended September 30, 2010, net premiums written and earned were reduced by approximately $33 million due to reinstatement premiums expensed primarily in connection with first quarter catastrophe activity.

Insurance – Overseas General’s net premiums earned were stable in the quarter ended September 30, 2010, as the modest growth in our international retail operations, including personal lines, was offset by unfavorable foreign exchange impact and reduced production in our London wholesale business. For the nine month period, net premiums earned increased primarily due to favorable foreign exchange impact, partially offset by lower wholesale writings and reinstatement premiums expensed in connection with first quarter catastrophe activity.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$457	$451	1%	$1,301	$1,293	1%
Casualty	358	366	(2)%	1,052	1,038	1%
Personal accident (A&H)	506	500	1%	1,482	1,416	5%

Net premiums earned	$1,321	$1,317	0%	$3,835	$3,747	2%

Region
Europe	$582	$591	(2)%	$1,680	$1,686	(0)%
Asia Pacific	202	199	2%	608	562	8%
Far East	119	115	3%	337	334	1%
Latin America	232	200	16%	666	554	20%

	1,135	1,105	3%	3,291	3,136	5%
ACE Global Markets	186	212	(12)%	544	611	(11)%

Net premiums earned	$1,321	$1,317	0%	$3,835	$3,747	2%

	Three Months Ended September 30		Nine Months Ended September 30
	2010 % of Total	2009 % of Total	2010 % of Total	2009 % of Total
Line of Business
Property and all other	35%	34%	34%	34%
Casualty	27%	28%	27%	28%
Personal accident (A&H)	38%	38%	39%	38%

Net premiums earned	100%	100%	100%	100%

Region
Europe	44%	45%	44%	45%
Asia Pacific	15%	15%	16%	15%
Far East	9%	9%	9%	9%
Latin America	18%	15%	17%	15%

	86%	84%	86%	84%
ACE Global Markets	14%	16%	14%	16%

Net premiums earned	100%	100%	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	45.8%	48.0%	50.9%	50.2%
Catastrophe losses and related reinstatement premiums	(2.1)%	(1.3)%	(3.1)%	(1.1)%
Prior period development	8.8%	9.0%	5.1%	4.5%

Loss and loss expense ratio, adjusted	52.5%	55.7%	52.9%	53.6%

Net catastrophe losses were $25 million and $107 million for the three and nine months ended September 30, 2010, respectively, compared with $16 million and $41 million in the prior year periods, respectively. The catastrophe losses for the quarter ended September 30, 2010, were primarily related to an earthquake impacting New Zealand and a hurricane in Mexico. For the nine months ended September 30, 2010, catastrophe losses also included earthquakes in Chile and Mexico, storms in Australia and Europe, and additional activity related to first quarter 2010 catastrophes. Insurance – Overseas General experienced net favorable prior period development of $117 million and $199 million in the three and nine months ended September 30, 2010, respectively, compared with favorable prior period developments of $119 million and $169 million, respectively, in prior year periods. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio for the three and nine months ended September 30, 2010, decreased primarily due to improved current accident year loss experience compared with the prior year periods in our retail business, partially offset by an increase in current year accident losses in our wholesale business.

Insurance – Overseas General’s policy acquisition cost ratio increased in the quarter ended September 30, 2010, compared with the prior year quarter, primarily due to an increase in acquisition costs in our London wholesale business. For the nine months ended September 30, 2010, the increase in the policy acquisition cost ratio was primarily due to unfavorable foreign exchange impact, changes in mix of business, and catastrophe-related reinstatement premiums expensed. Insurance – Overseas General’s administrative expense ratio increased in the nine months ended September 30, 2010, compared with the prior year period primarily due to higher administrative expenses, the impact of reinstatement premiums expensed, and reduced wholesale production.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended September 30		% change	Nine Months Ended September 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$272	$206	32%	$932	$894	4%
Net premiums earned	271	247	10%	803	726	11%
Losses and loss expenses	137	80	71%	391	223	75%
Policy acquisition costs	51	50	2%	153	147	4%
Administrative expenses	14	15	(7)%	41	41	0%

Underwriting income	69	102	(32)%	218	315	(31)%
Net investment income	71	65	9%	213	210	1%
Net realized gains (losses)	10	(11)	NM	69	(47)	NM
Other (income) expense	(10)	(1)	NM	(16)	—	NM
Income tax expense	12	9	33%	31	38	(18)%

Net income	$148	$148	0%	$485	$440	10%

Loss and loss expense ratio	50.4%	32.5%		48.7%	30.7%
Policy acquisition cost ratio	19.0%	20.1%		19.0%	20.2%
Administrative expense ratio	4.9%	5.9%		5.1%	5.6%

Combined ratio	74.3%	58.5%		72.8%	56.5%

Global Reinsurance reported an increase in net premiums written in the three and nine months ended September 30, 2010, compared with the prior year periods, primarily due to a significant new workers’

compensation treaty recorded in our U.S. operation. For the nine months ended September 30, 2010, the new business recorded in the third quarter of 2010, was offset by generally competitive conditions across most of Global Reinsurance’s product lines and regions of operations.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Property and all other	$62	$60	3%	$179	$197	(9)%
Casualty	138	113	22%	412	318	30%
Property catastrophe	71	74	(4)%	212	211	0%

Net premiums earned	$271	$247	10%	$803	$726	11%

	2010 % of Total	2009 % of Total		2010 % of Total	2009 % of Total
Property and all other	23%	24%		22%	27%
Casualty	51%	46%		51%	44%
Property catastrophe	26%	30%		27%	29%

Net premiums earned	100%	100%		100%	100%

Global Reinsurance’s net premiums earned increased in the three and nine months ended September 30, 2010, compared with the prior year periods, primarily due to the significant new workers’ compensation business bound and higher casualty reinsurance production in prior periods in our North American operations.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Loss and loss expense ratio, as reported	50.4%	32.5%	48.7%	30.7%
Catastrophe losses and related reinstatement premiums	(18.3)%	(2.0)%	(10.6)%	(3.4)%
Prior period development	18.1%	15.9%	11.8%	18.1%

Loss and loss expense ratio, adjusted	50.2%	46.4%	49.9%	45.4%

Global Reinsurance recorded net catastrophe losses of $49 million and $86 million in the three and nine months ended September 30, 2010, respectively, compared with net catastrophe losses of $5 million and $25 million in the prior year periods, respectively. Catastrophe losses for the quarter ended September 30, 2010, were primarily related to an earthquake in New Zealand. Catastrophe losses in the nine months ended September 30, 2010, also included storms in Australia and an earthquake in Chile. Global Reinsurance experienced net favorable prior period development of $49 million and $94 million in the three and nine months ended September 30, 2010, respectively. This compares with net favorable prior period development of $39 million and $131 million, for the three and nine months ended September 30, 2009, respectively. Refer to “Prior Period Development” for more information. The increase in the adjusted loss and loss expense ratio was due to a change in business mix which resulted in a greater proportion of casualty business which typically generates higher loss ratios than property business.

Global Reinsurance’s policy acquisition costs ratio decreased in the quarter ended September 30, 2010, compared with the prior year quarter, primarily due to the new workers’ compensation treaty business which did not generate acquisition costs. For the nine months ended September 30, 2010, policy acquisition costs were also reduced as a result of lower commission in our U.S. operations, partially offset by changes in business mix. The administrative expense ratio decreased in the three and nine months ended September 30, 2010, compared with the prior year periods, primarily due to the increase in net premiums earned.

Life

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$373	$372	0%	$1,149	$1,085	6%
Net premiums earned	386	362	7%	1,154	1,061	9%
Losses and loss expenses	119	121	(2)%	379	366	4%
Policy benefits	93	79	18%	263	253	4%
Policy acquisition costs	65	59	10%	192	161	19%
Administrative expenses	59	51	16%	171	173	(1)%
Net investment income	43	43	0%	129	132	(2)%

Life underwriting income	93	95	(2)%	278	240	16%
Net realized gains (losses)	(85)	(212)	60%	(197)	(95)	(107)%
Other (income) expense	5	—	NM	11	1	NM
Income tax expense	16	17	(6)%	46	37	24%

Net income (loss)	$(13)	$(134)	90%	$24	$107	(78)%

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended September 30		% change	Nine Months Ended September 30		% change
	2010	2009	Q-10 vs. Q-09	2010	2009	YTD-10 vs. YTD-09
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$43	$41	5%	$131	$109	20%
Life insurance	(4)	(5)	20%	(20)	(16)	(25)%
A&H	54	59	(8)%	167	147	14%

Life underwriting income	$93	$95	(2)%	$278	$240	16%

Life underwriting income decreased in the quarter ended September 30, 2010, compared with the prior year quarter, primarily due to modestly lower A&H business. For the nine months ended September 30, 2010, life underwriting income increased, primarily due to increased A&H premium retention as well as lower administrative costs due to operating efficiencies in North American supplemental A&H. In addition, for the nine months ended September 30, 2010, life reinsurance benefited from favorable market movements in the first quarter relative to the prior year period. ACE Life generated a modest underwriting loss due to on-going development costs in its businesses.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported guaranteed minimum income benefits (GMIB) reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended September 30, 2010, realized losses were primarily associated with the impact of falling interest rates on the net fair value of reported GMIB reinsurance liabilities, partially offset by realized gains due to rising equity markets net of derivative losses. During the nine months ended September 30, 2010, realized losses were primarily associated with an increasing net fair value of reported GMIB reinsurance liabilities resulting substantially from the impact of falling interest rates.

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Equity in net (income) loss of partially-owned entities	$(40)	$42	$(63)	$11
Noncontrolling interest expense	4	1	13	3
Federal excise and capital taxes	4	3	10	9
Other	7	5	14	21

Other (income) expense	$(25)	$51	$(26)	$44

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

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Fixed maturities	$519	$514	$1,550	$1,473
Short-term investments	9	8	23	31
Equity securities	5	9	16	38
Other	11	15	27	44

Gross investment income	544	546	1,616	1,586
Investment expenses	(28)	(35)	(78)	(67)

Net investment income	$516	$511	$1,538	$1,519

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased one percent in the three and nine months ended September 30, 2010, compared with the prior year periods. Positive operating cash flows, which have resulted in a higher overall average invested asset base, were partially offset by lower yields on new investments and short-term securities. The investment portfolio’s average market yield on fixed maturities was 3.2 percent and 4.3 percent at September 30, 2010 and 2009, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in net income. For a discussion related to how we assess OTTI for all of our investments, including credit- related OTTI, and the related impact on net income, refer to Note 3 d) to the Consolidated Financial Statements. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GMIB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$113	$795	$908	$(1)	$1,602	$1,601
Equity securities	7	14	21	1	177	178
Other	(8)	24	16	(16)	213	197

Subtotal	112	833	945	(16)	1,992	1,976

Derivatives
Equity and fixed income derivatives	(1)	—	(1)	28	—	28
Fair value adjustment on insurance derivatives	25	—	25	(65)	—	(65)
S&P put option and futures	(110)	—	(110)	(144)	—	(144)
Fair value adjustment on other derivatives	(14)	—	(14)	(19)	—	(19)

Subtotal derivatives	(100)	—	(100)	(200)	—	(200)

Foreign exchange gains (losses)	(62)	—	(62)	(7)	—	(7)

Total gains (losses)	$(50)	$833	$783	$(223)	$1,992	$1,769

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$271	$1,626	$1,897	$(120)	$2,736	$2,616
Equity securities	84	(41)	43	(180)	198	18
Other	(16)	92	76	(133)	269	136

Subtotal	339	1,677	2,016	(433)	3,203	2,770

Derivatives
Equity and fixed income derivatives	23	—	23	62	—	62
Fair value adjustment on insurance derivatives	(180)	—	(180)	218	—	218
S&P put option and futures	(26)	—	(26)	(300)	—	(300)
Fair value adjustment on other derivatives	(19)	—	(19)	(85)	—	(85)

Subtotal derivatives	(202)	—	(202)	(105)	—	(105)

Foreign exchange gains (losses)	(10)	—	(10)	(31)	—	(31)

Total gains (losses)	$127	$1,677	$1,804	$(569)	$3,203	$2,634

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(19)	$132	$113	$(39)	$38	$(1)
Equity securities	—	7	7	—	1	1
Other	—	(8)	(8)	(19)	3	(16)

Total investment portfolio gains (losses)	$(19)	$131	$112	$(58)	$42	$(16)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(42)	$313	$271	$(217)	$97	$(120)
Equity securities	—	84	84	(26)	(154)	(180)
Other	(13)	(3)	(16)	(121)	(12)	(133)

Total investment portfolio gains (losses)	$(55)	$394	$339	$(364)	$(69)	$(433)

Our net realized gains in the three and nine months ended September 30, 2010, included write-downs of $19 million and $55 million, respectively, as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $58 million and $364 million in the prior year periods.

At September 30, 2010, our investment portfolios held by U.S. legal entities included approximately $106 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold our fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $37 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $24 million at September 30, 2010. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value is temporary.

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

As part of the Company’s fixed income diversification strategy, ACE has decided to hold to maturity certain residential agency mortgage-backed securities that have shorter term durations. Because the Company has the intent to hold these securities to maturity, a transfer of such securities with a fair value of $2.9 billion was made during the three months ended September 30, 2010, from Fixed maturities available for sale to Fixed maturities held to maturity.

The average duration of our fixed income securities, including the effect of options and swaps, was 3.6 years at September 30, 2010, and 3.7 years at December 31, 2009. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.7 billion at September 30, 2010. We experienced net unrealized gains of $1.7 billion for the nine months ended September 30, 2010, primarily due to continued tightening of credit spreads through the first nine months of 2010.

The following table shows the fair value and cost/amortized cost of our invested assets at September 30, 2010, and December 31, 2009.

	September 30, 2010		December 31, 2009
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$41,103	$39,089	$39,525	$38,985
Fixed maturities held to maturity	6,104	5,977	3,561	3,481
Short-term investments	1,857	1,857	1,667	1,667

	49,064	46,923	44,753	44,133
Equity securities	415	387	467	398
Other investments	1,619	1,449	1,375	1,258

Total investments	$51,098	$48,759	$46,595	$45,789

The fair value of our total investments increased $4.5 billion during the nine months ended September 30, 2010. The increase was primarily due to unrealized appreciation and the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2010, and December 31, 2009. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2010		December 31, 2009
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,168	4%	$2,068	5%
Agency	2,242	5%	2,698	6%
Corporate and asset-backed securities	16,186	33%	13,537	30%
Mortgage-backed securities	12,074	25%	11,311	25%
Municipal	2,207	4%	2,300	5%
Non-U.S.	12,330	25%	11,172	25%
Short-term investments	1,857	4%	1,667	4%

Total	$49,064	100%	$44,753	100%

AAA	$24,145	49%	$22,884	51%
AA	4,367	9%	4,021	9%
A	8,594	17%	7,461	17%
BBB	5,647	11%	4,910	11%
BB	3,213	7%	2,866	6%
B	2,362	5%	2,029	5%
Other	736	2%	582	1%

Total	$49,064	100%	$44,753	100%

The table below summarizes the market value of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2010.

Market Value
(in millions of U.S. dollars)
United Kingdom	$1,136
Canada	885
Germany	568
Japan	371
France	210
Province of Ontario	190
Brazil	184
Province of Quebec	140
Switzerland	138
State of Queensland	105
Republic of Korea	95
United Mexican States	95
Thailand	93
Australia	66
State of New South Wales	62
Taiwan	54
State of Victoria	49
New Zealand	49
Austria	46
People’s Republic of China	41
Qatar	36
Province of Manitoba	35
State of Western Australia	33
Province of British Columbia	32
Province of Alberta Canada	29
Other Non-U.S. Government	394

Non-U.S. Government Securities	5,136
Non-U.S. Corporate	7,194

$12,330

ACE’s non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. 87 percent of our non-U.S. fixed income portfolio is denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 53 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA – two percent, A – one percent, BBB – 0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system. With respect to the $7.2 billion in non-U.S. corporate fixed income securities in the table above, approximately $345 million relates to investments in Spain and Italy. Investments in Ireland and Portugal total $37 million. We have inconsequential corporate fixed income exposure to Greece.

The table below summarizes our largest exposures to corporate bonds by market value at September 30, 2010.

Market Value
(in millions of U.S. dollars)
General Electric Co	$479
JP Morgan Chase & Co	456
Bank of America Corp	436
Citigroup Inc	329
Verizon Communications Inc	312
The Goldman Sachs Group Inc	308
Wells Fargo & Co	301
Morgan Stanley	290
AT&T INC	253
HSBC Holdings Plc	240
Credit Suisse Group	200
Barclays PLC	188
Comcast Corp	157
Kraft Foods Inc	154
Lloyds Banking Group Plc	153
UBS AG	151
American Express Co	138
Time Warner Cable Inc	132
ConocoPhillips	123
Exxon Mobil Corp	120
Royal Bank of Scotland Group Plc	117
Pfizer Inc	112
Dominion Resources Inc/VA	107
Anheuser-Busch InBev NV	107
Roche Holding AG	101

Total	$5,464

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at September 30, 2010, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$9,342	$—	$—	$—	$—	$9,342
Non-agency RMBS	406	22	23	49	802	1,302

Total RMBS	9,748	22	23	49	802	10,644
Commercial mortgage-backed	1,393	20	14	3	—	1,430

Total mortgage-backed securities	$11,141	$42	$37	$52	$802	$12,074

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$9,122	$—	$—	$—	$—	$9,122
Non-agency RMBS	426	26	24	58	951	1,485

Total RMBS	9,548	26	24	58	951	10,607
Commercial mortgage-backed	1,306	18	13	3	—	1,340

Total mortgage-backed securities	$10,854	$44	$37	$61	$951	$11,947

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 25 percent of our fixed income portfolio. This compares with a 36 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the third quarter of 2010. The minimum rating for our initial purchases of mortgage -backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 88 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed by prime collateral and are broadly diversified in over 230,000 loans. This portfolio’s loan-to-value ratio is approximately 70 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of 13 percent, the cumulative 5-year foreclosure rate would have to rise to 19 percent and real estate values would have to fall 19 percent from their levels at the end of the third quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s non-agency RMBS portfolio was eight percent at the end of the third quarter of 2010.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 17,500 loans, and 83 percent of the portfolio was issued before 2006. The average loan-to-value ratio is approximately 68 percent with a debt service coverage ratio in excess of 1.7 and weighted-average subordinated collateral of 33 percent. The cumulative foreclosure rate would have to rise to 41 percent and commercial real estate values would have to fall more than eight percent from their levels at the end of the third quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s CMBS portfolio at the end of the third quarter of 2010, was approximately two and a half percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At September 30, 2010, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 600 issuers, with the greatest single exposure being $76 million.

We manage high yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g. credit default swaps and collateralized mortgage obligations) are not permitted in the high-yield portfolio.

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable at September 30, 2010, and December 31, 2009, is as follows:

	September 30 2010	December 31 2009
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,750	$12,745
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	725	850

Net reinsurance recoverable on losses and loss expenses	$13,475	$13,595

Reinsurance recoverable on policy benefits	$290	$298

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to collections of reinsurance recoverable on paid losses and loss expenses in the active operations during the nine months ended September 30, 2010.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for future obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At September 30, 2010, our gross unpaid loss and loss expense reserves were $37.7 billion and our net unpaid loss and loss expense reserves were $25 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money.

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2009	$37,783	$12,745	$25,038
Losses and loss expenses incurred	8,505	2,897	5,608
Losses and loss expenses paid	(8,325)	(2,844)	(5,481)
Other (including foreign exchange translation)	(221)	(48)	(173)

Balance at September 30, 2010	$37,742	$12,750	$24,992

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves at September 30, 2010, and December 31, 2009.

	September 30, 2010			December 31, 2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$17,089	$6,395	$10,694	$17,307	$6,664	$10,643
IBNR reserves	20,653	6,355	14,298	20,476	6,081	14,395

Total	$37,742	$12,750	$24,992	$37,783	$12,745	$25,038

Asbestos and Environmental (A&E) and Other Run-off Liabilities

There was no unexpected A&E reserve activity during the nine months ended September 30, 2010.

The following is an update of the section entitled “Brandywine run-off entities” within Note 7 of our 2009 Form 10-K:

In addition to housing a significant portion of ACE’s A&E exposure, our Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. ACE’s Brandywine operations consist of Brandywine Holdings Corporation and its two subsidiary insurance companies, Century Indemnity Company, a Pennsylvania insurer (Century) and Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC). Century Reinsurance Company, a Pennsylvania insurer, was merged with Century effective December 31, 2009, to achieve administrative efficiencies. During the quarter ended June 30, 2010, in order to better align assets and liabilities, Brandywine Holdings Corporation transferred its ownership of CIRC stock to Century. Thus, Century (which reinsures substantially all of CIRC’s liabilities) became the direct parent of CIRC and, as discussed below, Century’s statutory surplus rose above the $25 million required by the 1996 Pennsylvania Insurance Department Restructuring Order. The realignment of CIRC as a subsidiary of Century increased Century’s surplus and strengthened its ability to meet its future obligations, including its obligations as a reinsurer of the ACE active companies.

Our active insurance subsidiary, ACE American Insurance Company, provides reinsurance coverage to Century in the amount of $800 million under an aggregate excess of loss agreement (the XOL). The XOL operates to maintain Century’s statutory surplus at $25 million. The available cover under the XOL has varied historically due to, among other things, the sale of certain subsidiaries of Brandywine Holdings Corporation, the cession of certain reinsurance bad debts by Century to affiliated companies pursuant to existing agreements, and movement in loss reserves and reinsurance recoveries. The transfer of CIRC stock described above resulted in (a) the elimination of Century’s reserve cession to the XOL and (b) an increase in Century’s surplus by $26 million to $51 million as of June 30, 2010. Post transaction, usage of the XOL at June 30, 2010 was $60 million on a statutory basis due entirely to past cessions of paid losses (ceded reserves were Nil). Usage of the XOL on an undiscounted basis would have been $302 million, including $60 million of paid losses and $242 million of ceded reserves. Century’s statutory reserves are carried on a discounted basis as prescribed by the Restructuring Order. Century’s increased statutory surplus position allowed it to satisfy certain balances payable to ACE active companies under another affiliate reinsurance agreement. Due to a contractual provision, these balances were prohibited from being paid to ACE active companies while Century was ceding statutory reserves under the XOL.

For more information on our A&E exposure, refer to our 2009 Form 10-K.

Fair value measurements

The provisions of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements, define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establish a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified.

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

At September 30, 2010, our Level 3 assets represented four percent of our assets that are measured at fair value and three percent of our total assets. Our Level 3 liabilities represented 16 percent of our liabilities that are measured at fair value and one percent of our total liabilities at September 30, 2010. During the nine months ended September 30, 2010, we transferred $67 million out of our Level 3 assets. Refer to Note 8 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three and nine months ended September 30, 2010 and 2009.

Guaranteed minimum income benefits (GMIB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assume the risk of GMIBs associated with variable annuity (VA) contracts. Our GMIB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the provisions of ASC Topic 944, Financial Services-Insurance, (Topic 944) related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GMIBs, and the resulting impact on our net income, refer to Item 3. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8 of our 2009 Form 10-K, for further description of this product and related accounting treatment.

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

Based on the Company’s third quarter 2010 valuation review, no changes were made to actuarial or behavior assumptions. ACE made minor technical refinements to the model with a favorable net income impact of approximately $2 million.

During the three and nine months ended September 30, 2010, we recorded realized gains of $25 million and realized losses of $180 million, respectively, for GMIB reinsurance. During the three months ended September 30, 2010, realized gains were primarily associated with a decreasing net fair value of reported GMIB reinsurance liabilities due to rising equity markets, partially offset by realized losses due to falling interest rates. During the nine months ended September 30, 2010, realized losses were primarily associated with an increasing net fair value of reported GMIB reinsurance liabilities resulting substantially from the impact of falling interest rates. This excludes realized losses of $110 million and $26 million, during the three and nine months ended September 30, 2010, respectively, on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GMIB reinsurance and the realized losses on the derivatives for the quarters ended September 30, 2010, and 2009.

ACE Tempest Life Re employs a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of VA guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting ACE’s position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The exact limits vary by contract but some examples of typical contract provisions include:

•	annual claim limits, as a percentage of reinsured account or guaranteed value, for GMDBs and GMIBs; and

•	annual annuitization rate limits, as a percentage of annuitization eligible account or guaranteed value, for GMIBs.

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $32 million and $47 million at September 30, 2010, and December 31, 2009, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. ACE Tempest Life Re did not quote on new or renewal variable annuity transactions in 2008, 2009, or the first nine months of 2010, and the aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GMIB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first annuitization eligibility	Percent of living benefit account values
2010 and prior	1%
2011	0%
2012	7%
2013	24%
2014	19%
2015	5%
2016	6%
2017	18%
2018 and after	20%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$26	$28	$81	$80
Less paid claims	32	33	93	119

Net	$(6)	$(5)	$(12)	$(39)

Living Benefits (Includes GMIB and GMAB)
Premium	$41	$41	$121	$121
Less paid claims	1	1	2	4

Net	$40	$40	$119	$117

Total VA Guaranteed Benefits
Premium	$67	$69	$202	$201
Less paid claims	33	34	95	123

Net	$34	$35	$107	$78

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $120 million of claims and $92 million of premium on death benefits over the next 12 months.

Living Benefits (includes GMIB and GMAB)

Premiums and claims from VA contracts reinsuring predominantly GMIBs and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as “Living Benefits”. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders begin to become eligible in 2013. At current market levels, we expect approximately $1 million of claims and $149 million of premium on living benefits over the next 12 months.

Capital

At September 30, 2010, the capital required to support the VA guaranty business was approximately $475 million.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, in an amount sufficient for them to obtain statutory reserve credit. On December 31, 2009, a new statutory reserve guideline adopted by the National Association of Insurance Commissioners took effect in the U.S. called Actuarial Guideline 43 that governs statutory reserve calculation for VA guarantees. In many cases, this resulted in an increase to ceded statutory reserves from our U.S.-domiciled clients and the collateral ACE Tempest Life Re holds on their behalf. ACE Tempest Life Re has access to both letter of credit capacity and trust eligible assets that are sufficient (based on current estimates) to meet the funding requirements. The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile.

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

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects ACE’s in-force portfolio at July 1, 2010, and reinsurance program at July 1, 2010.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.159 billion (or five percent of our total shareholders’ equity at September 30, 2010). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $136.313 billion.

	U.S. Hurricanes			California Earthquakes
Modeled Annual Aggregate Net PML		% of Total Shareholders’ Equity			% of Total Shareholders’ Equity
	ACE		Industry	ACE		Industry
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,159	5%	$136,313	$792	3%	$36,603
1-in-250	$1,531	7%	$197,935	$906	4%	$58,528

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

The first tower, for losses arising out of North America, our core traditional program renewed on January 1, 2010, for a period of one year, and we have purchased reinsurance coverage in various layers that provide $450 million in excess of $500 million in all-risk coverage. Each layer of this core program has a single additional limit available for reinstatement post-loss event on the same terms as the original limit. In addition to the foregoing, we have in place a multi-year, peril-specific program from a major reinsurer that is backed by its credit worthiness and the issuance of fully collateralized catastrophe bonds (the Calabash program). Under this coverage, we have $86 million part of $200 million of U.S. hurricane coverage in excess of an attachment point of approximately $575 million. While this coverage attaches at a level within our core program, any recoveries from this program shall be for ACE’s sole benefit and effectively reduce the net loss under the retention. In addition, the Calabash program also provides $86 million of U.S. earthquake coverage with a territorial scope of California, the Pacific Northwest, and the central U.S. In addition, we purchased another $14 million of the same earthquake coverage as the Calabash program to provide a full $100 million of earthquake coverage excess of approximately $961 million. These multi-year programs do not have a reinstatement feature. To keep the expected loss the same each year of these multi-year covers, the attachment point is adjusted annually, either up or down, based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure reductions and model change, the attachment for the Calabash program declined from $712 million in 2009 to $575 million in 2010, for the $86 million of wind protection and from $1.11 billion in 2009 to approximately $961 million in 2010, for earthquake protection. The Calabash program expires in June 2012 and the next reset will occur in January 2011.

Effective May 2010, we purchased an additional layer of traditional catastrophe protection providing $150 million in coverage in excess of $950 million, with one additional limit that would be reinstated post-loss event on the same terms as the original limit. Earthquake protection under the Calabash program will inure to the benefit of this new layer. That means, with respect to the perils of California, the Pacific Northwest, and the Central U.S earthquake risks, this layer attaches at $950 million and if the Calabash program has not otherwise been exhausted, the Calabash Program will then provide coverage from $961 million to $1.061 billion and then this traditional layer will respond again from approximately $1.062 billion to $1.151 billion.

With the addition of this new layer, our 2010 North American catastrophe program now has approximately $113 million more in coverage for first event U.S. hurricane protection and $65 million more in first event California earthquake protection than the program that was in effect in 2009. We consider our retention to be approximately $500 million for our North American catastrophe reinsurance program but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

The second tower is our international catastrophe program effective July 1, 2010, to June 30, 2011, covering losses arising outside the United States. However, we expanded the geographic scope of the coverage to include the states of Alaska and Hawaii in the first two core layers of this program. In addition, we raised the retention of our first reinsurance layer from $50 million to $75 million. Our first layer is now $75 million in excess of a $75 million retention with two reinstatements. This layer was 70 percent placed with reinsurers. Our second layer was 100 percent placed and provides $150 million in protection in excess of $150 million with one reinstatement. We also purchased a $150 million in excess of $300 million layer that covers Europe and worldwide earthquake exposure. Above these pillars of cover is an additional treaty that provides $50 million of protection with one reinstatement (Umbrella 1). However, Umbrella 1 may also be exhausted by certain property per risk losses so it is not certain that it will be available to us for a catastrophe event. In addition, we purchased another $50 million layer above Umbrella 1.

With respect to the July 1, 2010, to June 30, 2011, treaty period, we also purchased certain underlying regional catastrophe covers for our ACE Overseas General and ACE Bermuda business units. These covers include a Latin America and Caribbean catastrophe cover that is $65 million in excess of $10 million, an Australia, Africa, and Asia (excludes Japan) catastrophe cover that is $40 million in excess of $10 million. For Japanese business written locally, we also purchased a Japan underlying catastrophe cover that is placed in local currency, which equates to approximately $40 million in excess of $15 million. Finally, we bought a layer of $25 million in excess of $50 million for our Australia, Africa, and Asia as well as Japanese exposures, with the underlying programs inuring to the benefit of this component. With respect to these four regional underlying covers, we placed 55 percent of the layer with reinsurers, and each has two reinstatements.

In summary, for our international catastrophe exposures, we purchased $550 million in limits for earthquake protection outside the contiguous United States. For Europe, for all perils, the limit is now $550 million. For other perils in the rest of the world, excluding the contiguous United States, the limit is now $400 million. In comparison to last year’s program, we have increased the limits purchased for Europe by $69 million and for Japan wind by $72 million and Japan earthquake by $222 million. In addition, we increased our retention in Europe by approximately $31 million and in Japan by $34 million relative to last year.

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

Crop insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and conduct that business through an MGA subsidiary of Rain and Hail. As discussed under “Transactions”, during the third quarter of 2010, we announced that we had signed a definitive agreement to acquire all of the outstanding common stock of Rain and Hail not currently owned by us. We currently own approximately 20 percent of the outstanding common stock of Rain and Hail.

We provide protection throughout the U.S. and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Our crop insurance business comprises two components – multi-peril crop insurance (MPCI) and hail insurance.

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

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. The program has specific timeframes as to when producers must report acreage to us. These reports allow us to determine the actual premium associated with the liability that is being planted. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. Given the major crops that are covered in the program, we typically see a substantial written premium impact in the second and third quarters and the earned premium is also more concentrated in the second and third quarters. Premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. We regularly receive reports from our MGA relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments are typically more significant in the first quarter of the year (annual first quarter settlement), compared with other periods.

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2010. Should the need arise, we generally have access to the capital markets and available credit facilities. At September 30, 2010, our available credit lines totaled $2.5 billion and usage to support issued letters of credit was $1.3 billion. This compares with available credit lines of $2.5 billion and usage of $1.5 billion at December 31, 2009. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2014 and require that we maintain certain financial covenants, all of which we met at September 30, 2010. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit facilities” in our 2009 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2010, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares with our net cash flows.

As discussed under “Transactions”, during the third and fourth quarters of 2010, we signed definitive agreements with respect to acquisitions that we expect will cost us approximately $1.725 billion, subject to adjustments to reflect the book values of the acquired entities. ACE expects to fund the purchase price of the transactions using available cash and/or short-term reverse repurchase agreements.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2010 and 2009, ACE Limited did not receive any dividends from its Bermuda subsidiaries.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the nine months ended September 30, 2010 and 2009. The debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2010 and 2009.

Our consolidated net cash flows from operating activities were $2.8 billion in the nine months ended September 30, 2010, compared with $2.3 billion in the prior year period. Net loss and loss expenses paid were $5.5 billion in the nine months ended September 30, 2010, compared with $5.2 billion in the prior year period. Operating cash flow increased in the nine months ended September 30, 2010, in part due to net collections of insurance and reinsurance balances. Operating cash flow in the comparable period for 2009 included higher than typical net claim payments in connection with prior year catastrophes and other individual large losses, and an increase in tax payments. In addition, during the nine months ended September 30, 2009, operating cash flow was adversely impacted by the return of collateral collected in 2008.

Our consolidated net cash flows used for investing activities were $2.7 billion in the nine months ended September 30, 2010, compared with $2.4 billion in the prior year period. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.

Our consolidated net cash flows used for financing activities were $282 million in the nine months ended September 30, 2010, compared with net cash flows used for financing activities of $30 million in the prior year period. Net cash flows used for financing activities in the nine months ended September 30, 2010 and 2009, included dividends paid on our Common Shares of $323 million and $283 million, respectively. For the prior year period net cash flows used for financing activities also included net proceeds from the issuance, in June 2009, of $500 million in long-term debt and the net repayment of reverse repurchase agreements of $250 million.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments on a limited basis to address short-term cash timing differences without disrupting our investment portfolio holdings and settle the transactions with future operating cash flows. At September 30, 2010, there were no reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at September 30, 2010, and December 31, 2009.

	September 30 2010	December 31 2009
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$155	$161
Long-term debt	3,158	3,158

Total debt	3,313	3,319
Trust preferred securities	309	309
Total shareholders’ equity	22,845	19,667

Total capitalization	$26,467	$23,295

Ratio of debt to total capitalization	12.5%	14.2%
Ratio of debt plus trust preferred securities to total capitalization	13.7%	15.6%

Total shareholders’ equity increased $3.2 billion in the nine months ended September 30, 2010. The following table reports the significant movements in our shareholders’ equity for the nine months ended September 30, 2010.

September 30, 2010
(in millions of U.S. dollars)
Balance at December 31, 2009	$19,667
Net income	2,107
Dividends declared on Common Shares	(330)
Change in net unrealized appreciation (depreciation) on investments, net of tax	1,311
Share-based compensation expense	101
Other movements, net of tax	(11)

Balance at September 30, 2010	$22,845

As part of our capital management program, in November 2001, our Board of Directors authorized the repurchase of any ACE issued debt or capital securities, which includes Common Shares, up to $250 million. At September 30, 2010, this authorization had not been utilized. We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011.

Dividends

We have paid dividends each quarter since we became a public company in 1993. Since the third quarter of 2008, we have paid dividends by way of a par value reduction distribution. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2009	January 11, 2010	$0.31 (CHF 0.32)
March 31, 2010	April 12, 2010	$0.31 (CHF 0.33)
July 27, 2010	August 17, 2010	$0.33 (CHF 0.34)
October 1, 2010	October 22, 2010	$0.33 (CHF 0.32)

For the foreseeable future, subject to shareholder approval, we expect to make distributions to shareholders as a repayment of share capital in the form of a reduction in par value (or qualified paid-in capital) rather than through ordinary dividends. At the Annual General Meeting held in May 2010, the Company’s shareholders approved a par value reduction in an aggregate Swiss franc amount, pursuant to a formula, equal to $1.32 per share, which we refer to as the Base Annual Dividend. The Base Annual Dividend is payable in four installments, provided that each of the Swiss franc installments will be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment will equal $0.33, subject to an aggregate upward adjustment, which we refer to as the Dividend Cap, for the four installments of 50 percent of the Base Annual Dividend.

Application of the formula means that the Swiss franc amount of each installment will be determined in advance of distribution while the U.S. dollar value of the installment will remain $0.33 unless and until the Dividend Cap is reached. Par value reduction that would otherwise exceed the Dividend Cap will be reduced to equal the Swiss franc amount remaining available under the Dividend Cap and the U.S. dollar amount distributed will be the then-applicable U.S. dollar equivalent of that Swiss franc amount.

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

At September 30, 2010, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended September 30, 2010, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at September 30, 2010, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until September 30, 2010.

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

Finally, if due to changes in equity and credit market conditions, the benefit ratio used at the most recent valuation date differs from the mean of the periodically calculated distribution of benefit ratios by more than 1 standard deviation for a sustained and prolonged period of time, management will give substantial weight to prevailing market conditions when determining its expectations of future payout obligations. As an example, based on management’s current expectations as of the publication of this document, all else being equal, the S&P 500 index would need to remain below a level of 800 for a prolonged period of time in order for management to give substantial weight to current market conditions.

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at September 30, 2010, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$68	$17	$(55)	$(157)	$(297)	$(485)
	(Increase)/decrease in FVL	274	164	22	(161)	(379)	(600)
	Increase/(decrease) in hedge value	(115)	(8)	101	211	323	437
	Increase/(decrease) in net income	$227	$173	$68	$(107)	$(353)	$(648)
Flat	(Increase)/decrease in benefit reserves	$52	$—	$(75)	$(182)	$(330)	$(527)
	(Increase)/decrease in FVL	165	—	(217)	(468)	(730)	(990)
	Increase/(decrease) in hedge value	(108)	—	109	220	333	448
	Increase/(decrease) in net income	$109	$—	$(183)	$(430)	$(727)	$(1,069)
-100 bps	(Increase)/decrease in benefit reserves	$35	$(19)	$(97)	$(212)	$(368)	$(575)
	(Increase)/decrease in FVL	(72)	(321)	(600)	(899)	(1,205)	(1,495)
	Increase/(decrease) in hedge value	(100)	8	119	230	344	458
	Increase/(decrease) in net income	$(137)	$(332)	$(578)	$(881)	$(1,229)	$(1,612)

Sensitivities to Other Economic Variables	A-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$—	$—	$—	$—	$—	$—
(Increase)/decrease in FVL	60	(75)	(3)	—	(19)	16
Increase/(decrease) in hedge value	—	—	—	—	4	(4)
Increase/(decrease) in net income	$60	$(75)	$(3)	$—	$(15)	$12

Sensitivities to Actuarial Assumptions	Mortality		Lapses		Annuitization
	+10%	-10%	+25%	- 25%	+25%	-25%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(21)	$22	$32	$(40)	$(16)	$19
(Increase)/decrease in FVL	10	(9)	106	(141)	(92)	91
Increase/(decrease) in hedge value	—	—	—	—	—	—
Increase/(decrease) in net income	$(11)	$13	$138	$(181)	$(108)	$110

The above tables assume benefit reserves and FVL using the benefit ratio calculated at September 30, 2010. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in A-rated credit spreads (A-rated credit spreads are a proxy for both ACE’s own credit spreads and the credit spreads of the ceding insurers), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from September 30, 2010, market levels.

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

During the quarter ended September 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A. of Part I of our 2009 Form 10-K and under “Risk Factors” in Item 1A. of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2010, and should be read in conjunction with those disclosures. The Risk Factor listed in our 2009 Form 10-K under the subheading, “The integration of acquired companies may not be as successful as we anticipate.” is amended and restated to read in its entirety as set forth below.

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

There is also the potential that proposed acquisitions that have been publicly announced will not be consummated, even if a definitive agreement has been signed by the parties. If an agreement is terminated before closing, the result would be that our proposed acquisition would not occur, which could among other things adversely impact our stock price and future operations. For example, in the third quarter of 2010, we executed a definitive agreement to acquire all of the outstanding common stock of United States-based Rain and Hail Insurance Service, Inc. not currently owned by ACE. While we expect this acquisition to ultimately be completed, there is risk that this transaction will not close, for example if agreed-upon conditions to the closing are not satisfied.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended September 30, 2010.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
July 1 through July 31	2,214	$50.85	—	$250 million
August 1 through August 31	530	$52.87	—	$250 million
September 1 through September 30	2,831	$54.61	—	$250 million

Total	5,575

*	For the quarter ended September 30, 2010, this column represents the surrender to the Company of 5,575 Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	As part of ACE’s capital management program, in November 2001, the Company’s Board of Directors authorized the repurchase of any ACE issued debt or capital securities, including Common Shares, up to $250 million. At September 30, 2010, this authorization had not been utilized.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 5, 2010	/S/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

November 5, 2010	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
3.1	Organizational Regulations of the Company, as amended and restated.	8-K	3	August 12, 2010	001-11778

3.2	Articles of Association of the Company, as amended and restated	8-K	3	October 1, 2010	001-11778

4.1	Organizational Regulations of the Company, as amended and restated.	8-K	4	August 12, 2010	001-11778

4.2	Articles of Association of the Company, as amended and restated	8-K	4	October 1, 2010	001-11778

10.1	Agreement and Plan of Merger by and among Rain and Hail Insurance Service, Inc., Steve C. Harms, as shareholders’ representative, ACE American Insurance Company, Raha Iowa Acquisition Corp. and ACE Limited.					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheet at September 30, 2010, and December 31, 2009; (ii) Consolidated Statement of Operations and Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to the Interim Consolidated Financial Statements.					X