Form 10-K
period 2010-12-31
ACE Ltd
filed 2011-02-25
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-11778

ACE LIMITED

(Exact name of registrant as specified in its charter)

Switzerland	98-0091805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baerengasse 32

Zurich, Switzerland CH-8001

(Address of principal executive offices, Zip Code)

+41 (0)43 456 76 00

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 30.57 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.  YES  ☒  NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.  YES  ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $17 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 22, 2011 there were 335,542,482 Common Shares par value CHF 30.57 of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement relating to its 2011 Annual General Meeting of Shareholders are incorporated by reference in Part III of this report.

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

The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “feel”, “foresee”, “will likely result,” or “will continue,” and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

General Development of Business

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) is a global insurance and reinsurance organization, serving the needs of commercial and individual customers in more than 170 countries. We serve the P&C insurance and reinsurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products: such as personal accident, supplemental health, and life insurance to individuals in select countries. At December 31, 2010, ACE had total assets of $83 billion and shareholders’ equity of $23 billion.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies.

On December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail Insurance Service, Inc. (Rain and Hail) not previously owned by us for approximately $1.1 billion in cash. Prior to this transaction, ACE owned approximately 20 percent of the outstanding common stock of Rain and Hail. Headquartered in Johnston, Iowa, Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. We intend to operate Rain and Hail as a unit of our ACE Westchester division in the Insurance-North American segment.

On December 1, 2010, we acquired 100 percent of Jerneh Insurance Berhad, a general insurance company in Malaysia that had been majority owned by Jerneh Asia Berhad, an investment holding company listed on Bursa Malaysia Securities Berhad. The acquisition price was approximately $218 million in cash.

On October 26, 2010, we announced that we had signed a definitive purchase agreement (the purchase agreement) to acquire New York Life’s Hong Kong and Korea life insurance operations for approximately $425 million in cash. The purchase agreement with New York Life was amended to allow for separate closings for the Hong Kong and Korea operations. On February 1, 2011, we acquired New York Life’s Korea operations for approximately $75 million in cash. The Hong Kong portion of the transaction is currently expected to close early in 2011.

Employees

At December 31, 2010, there were approximately 16,000 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

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

Competition

Competition in the insurance and reinsurance marketplace is substantial. Competition varies by type of business and geographic area. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Available Information

We make available free of charge through our website (www.acegroup.com, under Investor Information / Financial Reports or Investor Information / SEC – Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Segment Information

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The following table sets forth an analysis of net premiums earned by segment for the years ended December 31, 2010, 2009, and 2008.

Additional financial information about our segments, including net premiums earned by geographic area, is included in Note 17 to the Consolidated Financial Statements, under Item 8.

	2010		2009		2008
	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
	(in millions of U.S. dollars)
Insurance – North American	$5,651	42%	$5,684	43%	$5,679	43%
Insurance – Overseas General	5,240	39%	5,147	39%	5,337	40%
Global Reinsurance	1,071	8%	979	7%	1,017	8%
Life	1,542	11%	1,430	11%	1,170	9%
Total	$13,504	100%	$13,240	100%	$13,203	100%

Insurance – North American

Overview

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment, which accounted for 42 percent of our 2010 consolidated net premiums earned, includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations.

Products and Distribution

ACE USA, our retail operating division in North America, provides a broad array of P&C, accident and health (A&H), and risk management products and services to a diverse group of North American commercial and non commercial enterprises and consumers. ACE USA is this segment’s largest operation and represented approximately 70 percent of Insurance – North American’s net premiums earned in 2010. ACE USA distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products offered include general liability, excess liability, property, workers’ compensation, commercial marine, automobile liability, professional lines (D&O and E&O), medical liability, aerospace, and A&H coverages, as well as claims and risk management products and services. ACE USA has also established internet distribution channels for some of its products.

ACE USA’s on-going operations are organized into distinct business units, each offering specialized products and services targeted at specific niche markets:

• ACE Risk Management offers a wide range of customized casualty products to respond to the needs of mid-size to large companies, including national accounts, irrespective of industry. These programs are designed to help insureds address the significant costs of financing and managing risk for workers’ compensation and general and auto liability coverages. A variety of program structures are offered to support each client’s risk financing needs including: large deductible, captives, third-party rent-a-captives, funded deductibles, paid or incurred loss retrospective plans, and net present value and other risk financing structures, including a prospective close-out product. We also underwrite assumed loss portfolio contracts in which insured loss events have occurred prior to the inception of the contract, when the contract carries the requisite amount of insurance risk transfer. These contracts can cause significant variances to premiums, losses and loss expenses, and expense ratios in the periods in which they are written.

• ACE Global Underwriting Group is comprised of property and specialty operations and foreign casualty, providing comprehensive risk management programs and services to mid-size to large U.S.-based companies, not-for-profit, and government entities. The group’s key products include global property, corporate risk property, inland marine, foreign casualty, commercial marine, aerospace, and energy.

• ACE Casualty Risk offers specialty casualty products to a broad range of customers, ranging from small, local businesses to large, multinational clients. Key coverages offered by ACE Casualty Risk include umbrella and excess liability, environmental risk for commercial and industrial risks, and wrap-up programs written on a loss sensitive basis, protecting contractors and project sponsors with multi-risk coverage on large single- and multi-location construction projects. We also write custom casualty products for specialized industry segments and unique risks as well as products which address the needs of public entities such as educational institutions. On a selected basis, workers’ compensation coverage is available to small to mid-size businesses.

• ACE Professional Risk provides management liability and professional liability (D&O and E&O) as well as surety and kidnap & extortion products to middle market and Fortune 1000 clients.

• ACE Canada (ACE USA’s Canadian operations) offers a broad range of P&C products as well as life and A&H coverage. ACE Canada specializes in providing customized products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

• ACE Accident & Health works with employers, travel agencies, and affinity groups to offer a variety of accident and other supplemental insurance programs. Key products include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore, insulated from rising health care costs. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits), and disaster recovery programs distributed through affinity groups.

• ACE Medical Risk offers a wide range of liability products for the health care industry only through licensed excess and surplus lines brokers. Products include primary coverages for professional liability and general liability for selected types of medical facilities, excess/umbrella liability for medical facilities, primary and excess coverages for products liability for biotechnology and specialty pharmaceutical companies, and liability insurance for human clinical trials.

• ESIS Inc. (ESIS), ACE USA’s in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations, including for the Insurance – North American segment. These services include comprehensive medical managed care, integrated disability services, and pre-loss control and risk management services. Additional insurance-related services are offered by ESIS’s Recovery Services International, which provides salvage and subrogation and health care recovery services. ESIS’s services are available through a preferred relationship with ACE Risk

Management or separately for those clients that select insurance and claims management services independently. The net results for ESIS are included in Insurance – North American’s administrative expenses.

ACE Westchester offers wholesale distribution of excess and surplus property, inland marine, casualty, professional lines, and environmental liability products. Its ACE Commercial Risk Services unit addresses the needs of wholesale brokers with accounts requiring rapid quotes for less complex exposures. ACE Westchester’s Program division provides coverage for agriculture business and specialty programs, writing a variety of commercial coverages through program agents, including sports/leisure activities, farm, and crop/hail insurance. We write crop insurance business throughout the U.S. through Rain and Hail. During the fourth quarter of 2010, we acquired all of the outstanding common stock of Rain and Hail not already owned by us. Rain and Hail provides comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. For more information, refer to “Crop Insurance”, under Item 7.

ACE Bermuda is our original insurance company. It provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies and covering exposures that are generally low in frequency and high in severity. ACE Bermuda offers excess liability, professional lines, excess property, and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a wholly owned managing agent. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers.

ACE Private Risk Services provides personal lines coverages including homeowners, automobile, valuables, umbrella liability, and recreational marine insurance for affluent individuals and families in North America. ACE Private Risk Services’ products are distributed through independent regional agents and brokers.

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

Competitive Environment

ACE USA and ACE Westchester compete against a number of large, national carriers as well as regional competitors and other entities offering risk alternatives such as self-insured retentions and captive programs. The markets in which we compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. The ACE USA and ACE Westchester operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. A competitive advantage is also achieved through ACE USA’s innovative product offerings and our ability to provide multiple products to a single client due to our nationwide local presence. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Insurance – Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence. ACE Bermuda competes against international commercial carriers writing business on an excess of loss basis. ACE Private Risk Services competes against insurance companies of varying sizes that sell products through various distribution channels, including through the internet.

Insurance – Overseas General

Overview

The Insurance – Overseas General segment, which accounted for 39 percent of 2010 consolidated net premiums earned, comprises ACE International, our global retail insurance operations, the wholesale insurance business of ACE Global Markets, and the international A&H and life business of Combined Insurance. ACE International is our retail business serving territories outside the U.S., Bermuda, and Canada. ACE Global Markets, our London-based excess and surplus lines business, includes Lloyd’s of London (Lloyd’s) Syndicate 2488 (Syndicate 2488). ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £360 million for 2011. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment.

Products and Distribution

ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International’s P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Its A&H and other con-

sumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. Certain ACE Europe branded products are also offered via an e-commerce platform, ACE Online, that allows brokers to quote, bind, and issue specialty policies online. Property insurance products include traditional commercial fire coverage as well as energy industry-related, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, marine and general liability. ACE International also provides D&O, and professional indemnity coverages. The A&H operations primarily offer personal accident and supplemental medical products to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These coverages include, but are not limited to, accidental death, business/holiday travel, specified disease, credit life, disability, medical and hospital indemnity, and income protection coverages. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore, insulated from rising health care costs. ACE International’s personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include, but are not limited to, property damage, auto, homeowners, and personal liability.

The following is a discussion of ACE International’s areas of operations: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America.

• ACE Europe is headquartered in London and offers a broad range of P&C, A&H, and specialty coverages throughout the European Union, Central and Eastern Europe, the Commonwealth of Independent States, the Middle East, North Africa, and South Africa. ACE’s operations in these regions comprise both insurance subsidiaries and joint ventures.

• ACE Asia Pacific is headquartered in Singapore and has an extensive network of operations offering a broad range of P&C, A&H, and specialty coverages principally directed at large and mid-sized corporations as well as individual consumers. This region also provides management, underwriting, reinsurance protection and administrative support to our equity investee, Huatai Insurance Company of China, Limited.

• ACE Far East is based in Tokyo and offers a broad range of P&C, A&H, and personal lines insurance products and services to businesses and consumers in Japan, principally delivered through an extensive agency network.

• ACE Latin America includes business operations throughout Latin America and the Caribbean, focusing on P&C, A&H, and specialty personal lines insurance products and services to both large and small commercial clients as well as individual consumers.

ACE Global Markets offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk, and A&H.

Combined Insurance uses an international sales force of independent contractor agents to distribute a wide range of supplemental A&H products, including personal accident, short-term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

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

Global Reinsurance

Overview

The Global Reinsurance segment, which accounted for eight percent of 2010 consolidated net premiums earned, represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of products to a diverse array of primary P&C insurers.

Products and Distribution

Global Reinsurance services clients globally through its major units. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by providing a responsive, client-focused approach to risk assessment and pricing.

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance on an excess of loss basis globally to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property (the reinsurer shares a proportional part of the premiums and losses of the ceding company) and per risk excess of loss treaty reinsurance (coverage applies on a per risk basis rather than per event or aggregate basis), together with casualty and specialty lines (catastrophe workers’ compensation, crop and terrorism). ACE Tempest Re Bermuda’s business is produced through reinsurance intermediaries.

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the U.S. market, principally on a treaty basis, with a focus on writing property per risk and casualty reinsurance. ACE Tempest Re USA underwrites reinsurance on both a proportional and excess of loss basis. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re International provides P&C treaty reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canada risks. ACE Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, and aviation, through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re International focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business utilizing Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers. ACE Tempest Re International also includes our Shanghai office which provides reinsurance coverage for Chinese-based risks and our Sao Paulo, Brazil office which provides reinsurance for Brazilian-based risks. ACE Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

ACE Tempest Re Canada offers a full array of traditional and specialty P&C reinsurance to the Canadian market, including casualty, property risk and property catastrophe. ACE Tempest Re Canada provides its coverage through its Canadian company platform and also offers its clients access to Syndicate 2488. ACE Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment

The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. Over the last several years, capital markets participants have developed financial products intended to compete with traditional reinsurance. In addition, government sponsored or backed catastrophe funds can affect demand for reinsurance. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, analytical capabilities and quality service provided to customers, the leading role it plays in setting the terms, pricing, and conditions in negotiating contracts, and its customized approach to risk selection. The key competitors in our markets vary by geographic region and product line. An advantage of our international platform is that we are able to change our mix of business in response to changes in competitive conditions in the territories in which we operate. Our geographic reach is also sought by multinational ceding companies since all of our offices, with the exception of Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life

Overview

Life, which accounted for 11 percent of 2010 consolidated net premiums earned, includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution

ACE Life provides individual life and group benefit insurance primarily in emerging markets, including Egypt, Indonesia, Taiwan, Thailand, Vietnam, the United Arab Emirates, throughout Latin America, selectively in Europe, as well as China through a non-consolidated joint-venture insurance company. In February 2011, we commenced life insurance operations in the Republic of Korea by way of our acquisition of New York Life’s Korea operations. ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, brokers, and direct to consumer marketing. We continue to expand this business with a focus on opportunities in developed and emerging markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments after an initial growth period. Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. ACE Life is developing agency distribution in those countries in which we believe we can achieve sustainable growth as well as a favorable return on our investment from that channel. We have developed a substantial sales force of agents principally located in Asia-Pacific countries, including a leadership position in Vietnam and growing agency forces in Indonesia and Thailand. ACE Life manages its agency business through, among other things, key performance indicators that monitor the retention and productivity of its agents and persistency of our business. ACE maintains approximately 36.7 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (“Huatai Life”), which commenced operations in 2005 and has since grown to become one of the largest life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 150 licensed sales locations in nine provinces within China. Huatai Life has developed a large sales force and maintains distribution agreements with many large banks within China.

ACE Life Re’s core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re’s U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted new opportunities in the variable annuity reinsurance marketplace and our focus has been on successfully managing the current portfolio of risk, both in the aggregate and on a contract basis. This business is managed with a long-term perspective and short-term earnings volatility is expected.

Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada. Combined Insurance’s North American substantial sales force distribute a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not subject to escalating medical cost inflation.

Competitive Environment

ACE Life’s competition differs by location but generally includes multi-national insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. ACE’s financial strength and reputation as an entrepreneurial organization with a global presence gives ACE Life a strong base from which to compete. While ACE Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

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

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use sophisticated catastrophe loss and risk modeling techniques designed to ensure appropriate spread of risk and to analyze correlation of risk across different product lines and territories. This helps to ensure that losses are contained within our risk tolerance and appetite for individual products lines, businesses, and ACE as a whole. We also purchase reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks, refer to “Reinsurance Protection”. For more information refer to “Insurance and Reinsurance Markets”, under Item 1A, “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Reinsurance Protection

As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, to an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, this reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct losses. In certain countries, reinsurer selection is limited by local laws or regulations. In most countries there is more freedom of choice, and the counterparty is selected based upon its financial strength, claims settlement record, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprised of senior management personnel and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Enterprise Risk Management Board. The reinsurers on the authorized list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

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

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For more information refer to “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program” under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We have actuarial staff in each of our operating segments who regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with these structured settlements, we carried net reserves of $69 million, net of discount, at December 31, 2010.

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

For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2010. Future additions to reserves, if needed, could have a material adverse effect upon our financial condition, results of operations, and cash flows.

For more information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7 and Note 7 to the Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 2000-2010, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2010, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the SEC. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 2000, in the following example.

The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 2000, a reserve of $9.437 billion net of reinsurance had been established.

The upper (paid) triangulation presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2001 financial year, $2.425 billion of payments were made on liabilities contemplated in the December 31, 2000, reserve balance. At the end of the 2010 financial year, there were cumulative net payments of $7.543 billion on this block of liabilities.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 2000, are now estimated to be $11.5 billion, rather than the original estimate of $9.437 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $2.063 billion recognized in the ten years since December 31, 2000, $758 million relates to non-latent claims and $1.305 billion relates to latent claims. The deficiency of $2.063 billion was identified and recorded as follows; $159 million deficient in 2001, $576 million deficient in 2002, $245 million deficient in 2003, $880 million deficient in 2004, $66 million redundant in 2005, $164 million deficient in 2006, $24 million deficient in 2007, $101 million deficient in 2008, $31 million redundant in 2009, and $11 million deficient in 2010.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last year, we revised our estimate of the December 31, 2000, liabilities from $11.489 billion to $11.5 billion. This adverse development of $11 million will also be included in each column to the right of the December 31, 2000, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2001, to December 31, 2010.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2009, of $25.038 billion has, with the benefit of actual loss emergence and hindsight, been revised to $24.481 billion at December 31, 2010. This favorable movement of $557 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail within the “Prior Period Development” section of Item 7.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2010, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2010. For example, with respect to the gross unpaid loss and loss expenses of $17.603 billion for December 31, 2000, this gross liability was re-estimated to be $24.539 billion at December 31, 2010, resulting in the cumulative deficiency on the gross liability originally recorded for the 2000 balance sheet year of $6.936 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1996 and prior. The gross deficiency results in a net deficiency of $2.063 billion after consideration of substantial reinsurance coverage that reduces the gross loss; approximately $2.2 billion was covered by reinsurance placed when the risks were originally written and $1.25 billion of the remaining liability has been ceded under the Brandywine NICO Agreement.

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

On April 1, 2008, we acquired Combined Insurance. On December 1, 2010, we acquired Jerneh Insurance Berhad. On December 28, 2010, we acquired all of the outstanding commons stock of Rain and Hail not previously owned by us. The unpaid loss information for these acquisitions has been included in the table commencing in the year of acquisition.

Analysis of Losses and Loss Expenses Development

	Year Ended December 31
(in millions of U.S. dollars)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross unpaid losses	$17,603	$20,941	$24,597	$27,083	$31,483	$35,055	$35,517	$37,112	$37,176	$37,783	$37,391
Net unpaid losses	9,437	10,617	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242
Net paid losses (cumulative) as of:
1 year later	2,425	2,667	2,702	2,855	3,293	3,711	4,038	3,628	4,455	4,724
2 years later	3,850	4,640	4,379	4,878	5,483	6,487	6,356	6,092	7,526
3 years later	5,165	5,568	5,817	6,427	7,222	7,998	8,062	8,393
4 years later	5,515	6,688	7,009	7,819	8,066	9,269	9,748
5 years later	6,204	7,496	8,032	8,416	8,920	10,597
6 years later	6,638	8,014	8,390	9,049	9,810
7 years later	6,959	8,226	8,851	9,781
8 years later	7,036	8,584	9,372
9 years later	7,239	8,971
10 years later	7,543
Net liability re-estimated as of:
End of year	9,437	10,617	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242
1 year later	9,596	11,344	12,170	15,221	17,603	20,446	21,791	22,778	23,653	24,481
2 years later	10,172	11,552	13,215	15,468	17,651	20,366	21,188	22,158	23,127
3 years later	10,417	12,541	13,477	15,732	17,629	19,926	20,650	21,596
4 years later	11,297	12,725	13,790	16,015	17,509	19,589	20,080
5 years later	11,231	12,880	14,152	16,086	17,276	19,258
6 years later	11,395	13,013	14,201	15,994	17,116
7 years later	11,419	13,099	14,210	15,965
8 years later	11,520	13,110	14,185
9 years later	11,489	13,074
10 years later	11,500
Cumulative redundancy/(deficiency) on net unpaid losses	(2,063)	(2,457)	(2,197)	(1,291)	401	1,200	1,928	1,996	1,114	557(1)
Cumulative deficiency related to A&E	(1,305)	(1,300)	(784)	(784)	(319)	(319)	(267)	(238)	(187)	(104)
Cumulative redundancy/(deficiency) excluding A&E	(758)	(1,157)	(1,413)	(507)	720	1,519	2,195	2,234	1,301	661
Gross unpaid losses	17,603	20,941	24,597	27,083	31,483	35,055	35,517	37,112	37,176	37,783	37,391
Reinsurance recoverable on unpaid losses	8,166	10,324	12,609	12,409	13,966	14,597	13,509	13,520	12,935	12,745	12,149
Net unpaid losses	9,437	10,617	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242
Gross liability re-estimated	24,539	28,504	29,726	30,955	31,831	33,340	33,371	34,784	36,276	37,181
Reinsurance recoverable on unpaid losses	13,039	15,430	15,541	14,990	14,715	14,082	13,291	13,188	13,149	12,700
Net liability re-estimated	11,500	13,074	14,185	15,965	17,116	19,258	20,080	21,596	23,127	24,481
Cumulative redundancy/(deficiency) on gross unpaid losses	$(6,936)	$(7,563)	$(5,129)	$(3,872)	$(348)	$1,715	$2,146	$2,328	$900	$602

The reference to “losses” in the table above refers to losses and loss expenses.

(1) This amount does not agree to the reconciliation of unpaid losses and loss expenses for the 2010 year in the table below due to the accounting treatment of Crop profit commission resulting in the reduction of $45 million in the related net losses and loss expenses incurred in respect of losses occurring in prior years. Note that there is a corresponding increase of $45 million in net losses and loss expenses incurred in respect of losses occurring in the current year.

Reconciliation of Unpaid Losses and Loss Expenses

	Year Ended December 31
(in millions of U.S. dollars)	2010	2009	2008
Gross unpaid losses and loss expenses at beginning of year	$37,783	$37,176	$37,112
Reinsurance recoverable on unpaid losses(1)	(12,745)	(12,935)	(13,520)
Net unpaid losses and loss expenses at beginning of year	25,038	24,241	23,592
Acquisition of subsidiaries	145	–	353
Total	25,183	24,241	23,945
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,091	8,001	8,417
Prior years	(512)	(579)	(814)
Total	7,579	7,422	7,603
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,689	2,493	2,699
Prior years	4,724	4,455	3,628
Total	7,413	6,948	6,327
Foreign currency revaluation and other	(107)	323	(980)
Net unpaid losses and loss expenses at end of year	25,242	25,038	24,241
Reinsurance recoverable on unpaid losses(1)	12,149	12,745	12,935
Gross unpaid losses and loss expenses at end of year	$37,391	$37,783	$37,176

(1) Net of provision for uncollectible reinsurance

Net losses and loss expenses incurred for 2010 were $7.6 billion, compared with $7.4 billion in 2009, and $7.6 billion in 2008. Net losses and loss expenses incurred for 2010, 2009, and 2008, include $512 million, $579 million, and $814 million of net favorable prior period development, respectively. For more information, refer to the “Prior Period Development” section of Item 7.

Investments

Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity, investment quality and diversification. As such, ACE’s investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage or complex credit structures in our investment portfolio.

The critical aspects of the investment process are controlled by ACE Asset Management, an indirect wholly-owned subsidiary of ACE. These aspects include asset allocation, portfolio and guideline design, risk management and oversight of external asset managers. In this regard, ACE Asset Management:

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

Under our guidance and direction, external asset managers conduct security and sector selection, transaction execution and portfolio accounting. This use of multiple managers benefits ACE in several ways – it provides us with operational and cost efficiencies, diversity of styles and approaches, innovations in investment research and credit and risk management, all of which enhance the risk adjusted returns of our portfolios.

ACE Asset Management determines the investment portfolio’s allowable, targeted asset allocation and ranges for each of the operating segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility of returns. Allowable investment classes are further refined through analysis of our operating environment, including expected volatility of cash flows, potential impact on our capital position, as well as regulatory and rating agency considerations.

Under the overall supervision of the Finance and Investment Committee of the Board, ACE’s governance over investment management is rigorous and ongoing. Among its responsibilities, the Finance and Investment Committee of the Board:

• reviews and approves asset allocation targets and investment policy to ensure that it is consistent with our overall goals, strategies, and objectives;

• reviews and approves investment guidelines to ensure that appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained; and

• systematically reviews the portfolio’s exposures including any potential violations of investment guidelines.

We have long-standing global credit limits for our entire portfolio across the organization and for individual obligors. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. Additionally, the Board has established a Risk Committee which helps execute the Board’s supervisory responsibilities pertaining to enterprise risk management including investment risk.

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

Regulation

Our insurance and reinsurance subsidiaries conduct business globally, including all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which ACE operates are subject to change and are regularly monitored. The following is an overview discussion of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

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

In 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. From time to time, we may exceed these parameters. While we cannot assure you that FINMA will not change these parameters or otherwise begin to exercise group supervision over us, we do not presently foresee becoming subject to such group supervision at ACE’s current or anticipated business levels in Switzerland. However, the costs and administrative burdens of group supervision, should we be subjected to it, could be substantial. Late in 2008, we formed ACE Insurance (Switzerland) Limited which offers various insurance covers to small and mid-sized Swiss companies, as well as A&H solutions to individuals. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited which we operate as primarily a provider of reinsurance to other ACE entities. Both new companies are licensed and governed by FINMA.

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

From time to time, ACE and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting and non-traditional or loss mitigation insurance products. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions as well as a change in the presidential administration and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to ACE’s U.S. operations and businesses. We cannot assure you that changes in laws or investigative or enforcement activities in the various U.S states will not have a material adverse impact on our financial condition, results of operations, or business practices. More information on insurance industry investigations, including settlement agreements and related matters, is set forth in Note 10 to the Consolidated Financial Statements, under Item 8.

Bermuda Operations

In Bermuda, our insurance subsidiaries are principally regulated by the Insurance Act 1978 (as amended) and related regulations (the Bermuda Act). The Bermuda Act imposes solvency and liquidity standards as well as auditing and reporting requirements, and grants the Bermuda Monetary Authority (the BMA) powers to supervise, investigate, and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, an approved actuary and the filing of the annual statutory financial return with the Executive Member responsible for Insurance (the Bermuda Executive). We must comply with provisions of the Bermuda Act regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the Minister of Finance, declare or pay any dividends during the next financial year. In addition, some of ACE’s Bermuda subsidiaries qualify as “Class 4” insurers and may not in any financial year pay dividends which would exceed 25 percent of their total statutory capital and surplus, as shown on their statutory balance sheet in relation to the previous financial year, unless they file a solvency affidavit at least seven days in advance.

The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if he or she believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that the insurer is in breach of the Bermuda Act or any conditions of its registration under the Bermuda Act, the BMA may direct the insurer not to take on any new insurance business, not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, not to make certain investments, to realize certain investments, to maintain in, or transfer to the custody of a specified bank certain assets, not to declare or pay any dividends or other distributions, or to restrict the making of such payments and/or to limit its premium income.

The Bermuda Act also requires the BMA to supervise persons carrying on insurance business, insurance managers, and intermediaries with the aim of protecting the interests of clients and potential clients of such persons. The Bermuda Act requires every insurer to appoint a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the annual statutory financial return.

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

The Company’s Enterprise Risk Management Board (ERMB) reports to and assists the Chief Executive Officer in the oversight and review of ACE’s ERM framework. The ERMB is chaired by the Company’s Chief Risk Officer and Chief Actuary. The ERMB oversees and monitors the processes and guidelines used to manage insurance risk, financial risk, strategic risk, and operational risk. The ERMB governance framework relies in part on establishment and maintenance of risk limits and a risk matrix through which inherent and residual risks across the organization are catalogued. The ERMB meets at least monthly, and is comprised of the Company’s most senior executives, in addition to the Chair: the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Claims Officer, General Counsel, Chief Executive Officer for Insurance – North America, Chief Executive Officer for ACE Overseas General, and our Chief Executive Officer for Global Reinsurance.

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

Tax Matters

Refer to “Risk Factors”, under Item 1A below, and Note 2 n) to the Consolidated Financial Statements, under Item 8.

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

The consequences of adverse global market and economic conditions may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Volatility in the U.S. and other securities markets may adversely affect our stock price.

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may in the future increase the frequency and severity of natural catastrophes and the resulting losses. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations or financial condition.

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

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. At December 31, 2010, these A&E liabilities represented approximately 6.2 percent of our liabilities for losses and loss expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2010, we had $12.9 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain of our subsidiaries are liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2010, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $758 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century’s to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure you that adverse development with respect to Century’s loss reserves, if manifested, will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations or financial condition.

Our net income may be volatile because certain products sold by our Life business expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.

Our pricing and valuation of life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to market changes, mortality rates, morbidity rates, and policyholder behavior. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. Significant changes in behavior as a result of policyholder reactions to market or economic conditions could be material. ACE views our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GLB and GMDB guarantees”, under Item 7A for more information.

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

Acquisitions involve numerous risks, including operational, strategic, financial, accounting, and tax risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. In addition, intangible assets recorded in connection with insurance company acquisitions may be impaired if agency retention and policy persistency differ from expectations.

There is also the potential that proposed acquisitions that have been publicly announced will not be consummated, even if a definitive agreement has been signed by the parties. If an agreement is terminated before closing, the result would be that our proposed acquisition would not occur, which could, among other things, expose us to damages or liability and adversely impact our stock price and future operations.

Financial Strength and Debt Ratings

A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease. A decline in our debt ratings could increase our borrowing costs and impact our ability to access capital markets.

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies’ opinions of our claims paying ability, are not evaluations directed to investors in our securities, and are not recommendations to buy, sell, or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these rating agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. If one or more of our debt ratings were downgraded, we could also incur higher borrowing costs, and our ability to access the capital markets could be impacted. Additionally, we could be required to post collateral or be faced with the cancellation of premium in certain circumstances. Refer to “Ratings”, under Item 7.

We cannot give any assurance regarding whether or to what extent any of the rating agencies may downgrade our ratings in the future.

Loss of Key Executives

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens, such as Bermuda, and work permit and immigration issues could adversely affect the ability to retain or hire key persons. We do not maintain key person life insurance policies with respect to our employees.

Brokers and Customers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 12 percent and 10 percent, respectively, of our gross premiums written in 2010. Loss of all or a substantial portion of the business provided by one or more of these brokers could have an adverse effect on our business.

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

We offer high-deductible policies which are primarily provided in the workers’ compensation and certain general liability protection lines of our business. Under the terms of these policies, our customers are responsible for a set dollar amount per claim and/or an aggregate amount for all covered claims before we are ultimately liable. However, we may be required under such policies to pay third party claimants directly and then seek reimbursement for losses within the deductible from our customers. This subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have an adverse effect on our financial condition and results of operations. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

Liquidity and Investments

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct business. We experienced $1.5 billion of pre-tax realized and unrealized gains on our investment portfolio in 2010. The carrying value of our investment portfolio was $51.4 billion at December 31, 2010.

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

Our operating results are affected by the performance of our investment portfolio. Our investment portfolio contains primarily fixed income investments and may be adversely affected by changes in interest rates. Volatility in interest rates could also have an adverse effect on our investment income and operating results. For example, if interest rates decline, funds reinvested will earn less than the maturing investment. Interest rates are highly sensitive to many factors, including inflation, monetary and fiscal policies, and domestic and international political conditions. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates would generally have an adverse effect on our book value.

We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.

Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term reverse repurchase agreements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Also, consolidation in the banking industry could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to utilize assets otherwise available for our business operations, and our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

We may be required to post additional collateral because of changes in our reinsurance liabilities to regulated insurance companies, or because of regulatory changes that affect our companies.

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

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. At December 31, 2010, below investment-grade securities comprised approximately 14 percent of our fixed income portfolio. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience default losses in our portfolio, which could adversely affect our net income and book value.

Exchange Rates

Our operating results and shareholders’ equity may be adversely affected by currency fluctuations.

Our reporting currency is the U.S. dollar. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, and the Canadian dollar. At December 31, 2010, approximately 16.8 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Regulatory and Other Governmental Developments

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries’ financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders.

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

In July 2010, the U.S. enacted comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which creates a new regulatory regime for financial services companies. Among other things, the legislation calls for the creation of a Federal Insurance Office, or FIO, that will focus on systemic risk oversight and will develop Federal policy on prudential aspects of international insurance matters. The FIO is also required to conduct a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. While the impact to ACE of the establishment and activity of the FIO is not clear, it is possible that it could have an adverse effect on our business and operations. Moreover, various Federal regulatory agencies have begun proposing and adopting regulations in furtherance of the Dodd-Frank Act provisions and will continue in the coming months, and some of these new regulations could require us to change how we conduct and manage our business and could adversely affect us. It is also expected that one or more Federal funds could be created by way of assessments on financial services companies, and it is unclear how and to what extent these requirements might apply to us and whether we would have to make material contributions.

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

In the event of, or even in the absence of, changes in applicable laws and regulations in particular jurisdictions, we may from time to time face more challenges, or changes in approach to oversight of our business, from our insurance or other regulators.

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

The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise our group activities. Under so-called “group supervision,” FINMA has the right to supervise the Company on a group-wide basis. In March 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. From time to time, we may exceed these parameters. While we cannot assure you that FINMA will not change these parameters or otherwise begin to exercise group supervision over us, we do not presently foresee becoming subject to such group supervision at ACE’s current or anticipated business levels in Switzerland. However, the costs and administrative burdens of such group supervision, should we be subjected to it, could be substantial.

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

ACE has been advised by its Swiss counsel that there is doubt as to whether the courts in Switzerland would enforce:

• judgments of U.S. courts based upon the civil liability provisions of the U.S. Federal securities laws obtained in actions against it or its directors and officers, who reside outside the United States; or

• original actions brought in Switzerland against these persons or ACE predicated solely upon U.S. Federal securities laws.

ACE has also been advised by its Swiss counsel that there is no treaty in effect between the United States and Switzerland providing for this enforcement and there are grounds upon which Swiss courts may not enforce judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including some remedies available under the U.S. Federal securities laws, would not be allowed in Swiss courts as contrary to that nation’s public policy.

As a result of the increase in par value of our shares that occurred in connection with our continuation from a Cayman Islands corporation to a Swiss corporation (Continuation), we have less flexibility with respect to certain aspects of capital management than previously.

As of December 31, 2010, our par value is CHF 30.57 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure you that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Taxation – Shareholders may be subject to Swiss withholding taxes on the payment of dividends.”

Insurance and Reinsurance Markets

Competition in the insurance and reinsurance markets could reduce our margins.

Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our profit margins and adversely impact our net income and book value.

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

Shareholder voting requirements under Swiss law may limit the Company’s flexibility with respect to certain aspects of capital management.

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

Our dividends are generally subject to a Swiss federal withholding tax at a rate of 35 percent. The tax must be withheld from the gross distribution, and be paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (U.S.-Swiss Tax Treaty), may apply for a refund of the tax withheld in excess of the 15 percent treaty rate (or for a full refund in the case of qualifying retirement arrangements). Payment of a dividend in the form of a par value reduction or qualifying capital contributions reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in the form of a reduction of our par value or qualifying capital contributions reserves and, subject to the requirements of our business and applicable law, we currently intend to continue to annually recommend to shareholders that they approve the payment of dividends in such form. We estimate we would be able to pay dividends in the form of a reduction of par value or qualifying capital contributions reserves, and thus exempt from Swiss withholding tax, for approximately 15-20 years after the Continuation. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, increases/decreases in par value or qualifying capital contributions reserves, or changes or new interpretations to Swiss tax law or regulations. In addition, we cannot assure you that our shareholders will approve a reduction in par value or qualifying capital contributions reserves each year, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future.

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

ACE Limited, ACE Group Management & Holdings Ltd. and our non-U.S. subsidiaries, including ACE Bermuda Insurance Ltd., and ACE Tempest Reinsurance Ltd., operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S.

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

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, HR 3424 was introduced during the last House (although a companion bill was not introduced in the last Senate) that would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies uneconomical regardless of whether or not it is properly priced under the internationally accepted arms-length standard. If enacted, such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders, including a tax proposal regarding affiliate reinsurance that was included in the President’s fiscal year 2011 budget proposal.

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

Executive Officers of the Company

The table below sets forth the names, ages, positions, and business experience of the Executive Officers of the Company.

Name	Age	Position
Evan G. Greenberg	56	Chairman, President, Chief Executive Officer, and Director
Brian E. Dowd	48	Vice Chairman; Chairman, Insurance – North America
John W. Keogh	46	Vice Chairman; Chairman, ACE Overseas General
Philip V. Bancroft	51	Chief Financial Officer
Robert F. Cusumano	54	General Counsel and Secretary
Paul B. Medini	53	Chief Accounting Officer

Evan G. Greenberg has been a director of ACE since August 2002. Mr. Greenberg was elected Chairman of the Board of Directors in May 2007. Mr. Greenberg became a director of the Coca-Cola Company in February 2011. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of ACE in May 2004, and in June 2003, was appointed President and Chief Operating Officer of ACE. Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General in April 2002. He joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000.

Brian E. Dowd was appointed Vice Chairman of ACE Limited and ACE Group Holdings in May 2009. Mr. Dowd was appointed Chairman of Insurance – North America in May 2006. In January 2005, Mr. Dowd was named Chairman and Chief Executive Officer of ACE USA, Chairman of ACE Westchester and President of ACE INA Holdings Inc. From 2002 until 2005, Mr. Dowd was President and Chief Executive Officer of ACE Westchester. In January 2004, he was elected to the position of Office of the Chairman of ACE INA Holdings Inc.  –  a position which Mr. Dowd currently holds along with that of President. Mr. Dowd served as Executive Vice President, ACE USA Property Division from 1999 through 2001 when he was appointed President, ACE Specialty P&C Group. Mr. Dowd joined ACE in 1995.

John W. Keogh was appointed Vice Chairman of ACE Limited and ACE Group Holdings in August 2010. Mr. Keogh joined ACE as Chairman of ACE Overseas General in April 2006. Prior to joining ACE, Mr. Keogh served as Senior Vice President, Domestic General Insurance of AIG, and President and Chief Executive Officer of National Union Fire Insurance Company, AIG’s member company that specializes in D&O and fiduciary liability coverages. Mr. Keogh joined AIG in 1986, and he had served in a number of senior positions there including as Executive Vice President of AIG’s Domestic Brokerage Group, and as President and Chief Operating Officer of AIG’s Lexington Insurance Company unit.

Philip V. Bancroft was appointed Chief Financial Officer of ACE in January 2002. For nearly twenty years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for 10 years.

Robert F. Cusumano was appointed General Counsel and Secretary of ACE in March 2005. Mr. Cusumano joined ACE from the international law firm of Debevoise & Plimpton LLP, where he was a partner and a member of the firm’s Litigation Department from 2003 to 2005. From 1990 to 2003, Mr. Cusumano was a partner with the law firm of Simpson Thacher and Bartlett.

Paul B. Medini was appointed Chief Accounting Officer of ACE in October 2003. For twenty-two years, Mr. Medini worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as a partner in their insurance industry practice.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our Common Shares (previous to the Continuation, known as Ordinary Shares), with a current par value of CHF 30.57 per share, have been listed on the New York Stock Exchange since March 25, 1993.

The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape for the periods indicated:

	2010		2009
	High	Low	High	Low
Quarter ending March 31	$52.88	$47.50	$53.03	$31.84
Quarter ending June 30	$53.89	$48.43	$47.51	$40.82
Quarter ending September 30	$58.80	$50.83	$53.46	$41.76
Quarter ending December 31	$62.37	$58.10	$55.14	$48.18

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 22, 2011 was $64.84.

(b) The approximate number of record holders of Common Shares as of February 22, 2011 was 3,919.

(c) We have paid dividends each quarter since we became a public company in 1993. Since the third quarter of 2008, we have paid dividends by way of par value reduction distributions. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of Record as of:			Shareholders of Record as of:
March 31, 2010	$0.31	(CHF 0.33)	March 31, 2009	$0.26 (CHF 0.30)
July 27, 2010	$0.33	(CHF 0.34)	July 28, 2009	$0.31 (CHF 0.33)
October 1, 2010	$0.33	(CHF 0.32)	October 1, 2009	$0.31 (CHF 0.31)
December 16, 2010	$0.33	(CHF 0.32)	December 17, 2009	$0.31 (CHF 0.32)

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

(d) The following table provides information with respect to purchases by the Company of its Common Shares during the three months ended December 31, 2010:

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
October 1 through October 31	3,833	$58.16	–	–
November 1 through November 30	2,203	$60.54	–	$600 million
December 1 through December 31	4,927,928	$61.47	4,926,082	$297 million
Total	4,933,964

* This column primarily represents open market share repurchases made in December 2010. Other activity during the three months ended December 31, 2010, is related to the surrender to the Company of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

** In November 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of ACE’s Common Shares through 2012.

(e) Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s Common Shares from December 31, 2005, through December 31, 2010, as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The chart depicts the value on December 31, 2006, 2007, 2008, 2009, and 2010, of a $100 investment made on December 31 2005, with all dividends reinvested.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions of U.S. dollars, except for share data and percentages)	2010	2009	2008	2007	2006

Operations data:
Net premiums earned	$13,504	$13,240	$13,203	$12,297	$11,825
Net investment income	2,070	2,031	2,062	1,918	1,601
Net realized gains (losses):
Net OTTI losses recognized in income	(59)	(397)	(1,064)	(141)	(214)
Net realized gains (losses) excluding OTTI losses	491	201	(569)	80	116
Total net realized gains (losses)	432	(196)	(1,633)	(61)	(98)
Losses and loss expenses	7,579	7,422	7,603	7,351	7,070
Policy benefits	357	325	399	168	123
Policy acquisition costs and administrative expenses	4,195	3,941	3,872	3,226	3,171
Interest expense	224	225	230	175	176
Other (income) expense	(16)	85	(39)	81	(35)
Income tax expense	559	528	370	575	522
Income before cumulative effect	3,108	2,549	1,197	2,578	2,301
Cumulative effect of change in accounting principles (net of income tax)	–	–	–	–	4
Net income	3,108	2,549	1,197	2,578	2,305
Dividends on Preferred Shares	–	–	(24)	(45)	(45)
Net income available to holders of Common Shares	$3,108	$2,549	$1,173	$2,533	$2,260
Diluted earnings per share before cumulative effect of a change in accounting principle	$9.11	$7.55	$3.50	$7.63	$6.87
Diluted earnings per share(1)	$9.11	$7.55	$3.50	$7.63	$6.88
Balance sheet data (at end of period):
Total investments	$51,407	$46,515	$39,715	$41,779	$36,601
Cash	772	669	867	510	565
Total assets	83,355	77,980	72,057	72,090	67,135
Net unpaid losses and loss expenses	25,242	25,038	24,241	23,592	22,008
Net future policy benefits	2,825	2,710	2,645	537	508
Long-term debt	3,358	3,158	2,806	1,811	1,560
Trust preferred securities	309	309	309	309	309
Total liabilities	60,381	58,313	57,611	55,413	52,857
Shareholders’ equity	22,974	19,667	14,446	16,677	14,278
Book value per share	$68.59	$58.44	$43.30	$48.89	$42.03
Selected data
Loss and loss expense ratio(2)	59.2%	58.8%	60.6%	61.6%	61.2%
Underwriting and administrative expense ratio(3)	31.0%	29.5%	29.0%	26.3%	26.9%
Combined ratio(4)	90.2%	88.3%	89.6%	87.9%	88.1%
Net loss reserves to capital and surplus ratio(5)	122.2%	141.1%	186.1%	144.7%	157.7%
Weighted-average shares outstanding – diluted	341,246,387	337,539,294	334,606,237	331,989,064	328,617,569
Cash dividends per share	$1.30	$1.19	$1.09	$1.06	$0.98

(1) Diluted earnings per share is calculated by dividing net income available to holders of Common Shares by weighted-average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding the Life segment premiums. Net premiums earned for the Life segment were $1.5 billion, $1.4 billion, $1.2 billion, $368 million, and $274 million, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8 of this Form 10-K.

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, the Company, we, us, or our) are a global insurance and reinsurance organization, serving the needs of commercial and individual customers in more than 170 countries. We serve the P&C insurance and reinsurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products – such as personal accident, supplemental health, and life insurance to individuals in select countries. At December 31, 2010, ACE had total assets of $83 billion and shareholders’ equity of $23 billion.

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

Our insurance and reinsurance operations generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity and Capital Resources”.

Acquisitions

On December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail Insurance Service, Inc. (Rain and Hail) not previously owned by us for approximately $1.1 billion in cash. Prior to this transaction, ACE owned approximately 20 percent of the outstanding common stock of Rain and Hail. Headquartered in Johnston, Iowa, Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. We intend to operate Rain and Hail as a unit of our ACE Westchester division in the Insurance-North American segment.

On December 1, 2010, we acquired 100 percent of Jerneh Insurance Berhad, a general insurance company in Malaysia that had been majority owned by Jerneh Asia Berhad, an investment holding company listed on Bursa Malaysia Securities Berhad. The acquisition price was approximately $218 million in cash.

On October 26, 2010, we announced that we had signed a definitive purchase agreement (the purchase agreement) to acquire New York Life’s Hong Kong and Korea life insurance operations for approximately $425 million in cash. The purchase agreement with New York Life was amended to allow for separate closings for the Hong Kong and Korea operations. On February 1, 2011, we acquired New York Life’s Korea operations for approximately $75 million in cash. The Hong Kong portion of the transaction is currently expected to close early in 2011.

Market Conditions

We are observing typical soft market behavior as prices are continuing to decrease worldwide, along with increased competitive terms and conditions. Globally, the second half of 2010 was more competitive than the first half and relative to the rest of the world, the soft market conditions are more pronounced in the U.S., Bermuda and the London wholesale markets.

As a result of adherence to our strict underwriting standards, new business writings for North American retail commercial P&C decreased significantly in 2010, compared with 2009. We are writing less new business and maintaining our renewals. Retentions were up particularly in those lines of business where more than price mattered.

New business premiums in our international retail P&C business increased in 2010, compared with 2009, driven largely by Asia and Latin America. New business writings decreased in our London wholesale business. Our aviation business, in particular, shrank significantly due to competitive conditions.

Our Global Reinsurance segment continues to experience competitive conditions, reporting premium declines during the January 1 renewal period on property catastrophe and property-per-risk business, while growth in international casualty was offset by reduced U.S. casualty.

A&H premium increased modestly worldwide, with our international A&H business experiencing growth driven by Asia and Latin America, partially offset by decreases in our Combined Insurance business. We believe our international A&H business will continue to improve through 2011. We expect our Combined Insurance premiums to continue to decrease through 2011, given that our business is primarily concentrated in regions still emerging from recession – the United States and Western Europe. Additionally, Combined’s business in the U.K. and Ireland has been impacted by changes in regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices. This new stance has resulted in a need for us to re-train our agents and re-engineer our processes. We put these two operations on a sales moratorium while we address these issues. Ireland is back in operation and in the U.K., the moratorium is continuing.

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

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed living benefits (GLB); and

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

Unpaid losses and loss expenses

Overview and key data

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At December 31, 2010, our gross unpaid loss and loss expense reserves were $37.4 billion and our net unpaid loss and loss expense reserves were $25.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net discounted reserves of $69 million.

The table below presents a roll-forward of our unpaid losses and loss expenses for the years ended December 31, 2010 and 2009.

	2010			2009
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$37,783	$12,745	$25,038	$37,176	$12,935	$24,241
Losses and loss expenses incurred	10,855	3,276	7,579	11,141	3,719	7,422
Losses and loss expenses paid	(11,279)	(3,866)	(7,413)	(11,093)	(4,145)	(6,948)
Other (including foreign exchange translation)	(101)	6	(107)	559	236	323
Losses and loss expenses acquired	133	(12)	145	–	–	–
Balance, end of year	$37,391	$12,149	$25,242	$37,783	$12,745	$25,038

(1) Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves at December 31, 2010 and 2009.

	2010			2009
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,899	$5,951	$10,948	$17,307	$6,664	$10,643
IBNR reserves	20,492	6,198	14,294	20,476	6,081	14,395
Total	$37,391	$12,149	$25,242	$37,783	$12,745	$25,038

The following table segregates loss reserves at December 31, 2010 and 2009, by three broad line of business groupings: property and all other, casualty, and personal accident (A&H). In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses. For certain lines, in particular ACE International and ACE Bermuda products, loss adjustment expenses are partially included in IBNR and partially included in loss expenses.

	2010			2009
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$2,871	$1,325	$1,546	$3,149	$1,600	$1,549
Loss expenses	234	62	172	260	81	179
IBNR reserves	2,053	814	1,239	2,028	815	1,213
Subtotal	5,158	2,201	2,957	5,437	2,496	2,941
Casualty
Case reserves	9,203	2,700	6,503	9,506	3,177	6,329
Loss expenses	4,034	1,733	2,301	3,773	1,661	2,112
IBNR reserves	17,704	5,132	12,572	17,777	5,110	12,667
Subtotal	30,941	9,565	21,376	31,056	9,948	21,108
A&H
Case reserves	530	131	399	588	144	444
Loss expenses	27	–	27	31	1	30
IBNR reserves	735	252	483	671	156	515
Subtotal	1,292	383	909	1,290	301	989
Total
Case reserves	12,604	4,156	8,448	13,243	4,921	8,322
Loss expenses	4,295	1,795	2,500	4,064	1,743	2,321
IBNR reserves	20,492	6,198	14,294	20,476	6,081	14,395
Total	$37,391	$12,149	$25,242	$37,783	$12,745	$25,038

The judgments used to estimate unpaid loss and loss expense reserves require different considerations depending upon the individual circumstances underlying the insured loss. For example, the reserves established for high excess casualty claims, A&E claims, claims from major catastrophic events, or the IBNR for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient, or improving our reported results if the prior year reserves prove to be redundant. The potential for variation in loss reserves is impacted by numerous factors, which we discuss below.

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

We have actuarial staff within each of our operating segments who analyze loss reserves and regularly project estimates of ultimate losses and the required IBNR reserve. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of expected claims for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, and industry data as appropriate. The estimate of the IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Typically, for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses, and from these estimates, a single actuarial central estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims, and actuarial analysis and judgment (for example, A&E account projections or high excess casualty accounts in litigation) or product lines where the nature of the claims experience and/or availability of the data prevent application of such methods. In addition, claims arising from catastrophic events require evaluations that do not utilize standard actuarial loss projection methods but are based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact.

Standard actuarial reserving methods

The standard actuarial reserving methods may include, but are not limited to, paid and reported loss development, expected loss ratio, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short- and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2010 results. In addition to these standard methods, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, the historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may subdivide product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or origin year), project losses for these homogenous groups and then combine these results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred – “accident year” or “report year”, for example) and annual or quarterly development periods. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year and second, the expected loss ratio for each origin year (i.e., accident, report, or underwriting).

The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for intervening rate changes, premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations for the product line and external environment as noted above. The expected loss ratio for a given origin year is initially established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used as the basis for the actuarial central estimate for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to warrant consideration in the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions such as loss trend or premium rate changes differ from the original assumptions.

Our selected paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within ACE. This most commonly occurs for relatively new product lines that have limited historical data or for high severity/low frequency portfolios where our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the selected loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods magnify differences between actual and expected loss emergence. These methods tend to be utilized for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

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

The applicability of actuarial methods will also be impacted by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary or working layer reinsurance, the experience tends to be more frequency driven. For these product types, standard actuarial methods generally work well in determining loss reserve levels, as the loss experience is often credible, given a sufficient history and volume of claims experience. In the case of high attachment points typical of excess insurance or excess of loss reinsurance, the experience tends to be severity driven, as only a loss of significant size will enter the layer. For structured or unique contracts, most common to the financial solutions business (which we have considerably curtailed) and, to a lesser extent, our reinsurance business, we typically supplement the standard actuarial methods with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers.

Determining management’s best estimate

Our recorded reserves represent management’s best estimate of the provision for unpaid claims as of the balance sheet date. We perform an actuarial reserve review for each product line at least once a year. At the conclusion of each review, we establish an actuarial central estimate. The process to select the actuarial central estimate, when more than one estimate is available, may differ across product lines. For example, an actuary may base the central estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates by different projection techniques will depend upon the product line, the underwriting circumstances, and the maturity of the loss emergence. For a well-established product line with sufficient volume and history, the actuarial central estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods. However, for a new long-tail product line for which we have limited data and experience or a rapidly growing line, the emerging loss experience may not have sufficient credibility to allow selection of loss development or Bornhuetter-Ferguson methods and reliance may be placed upon the expected loss ratio method until the experience matures and becomes credible.

Management’s best estimate is developed from the actuarial central estimate after collaboration with actuarial, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing and approving the estimate to be used as management’s best estimate. Reserves are further reviewed by ACE Limited’s Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to be the best estimate of ultimate loss settlements and is determined based on several factors including, but not limited to:

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

We do not calculate ranges of loss reserve estimates for our individual loss reserve studies. Such ranges are generally not a true reflection of the potential difference between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual prior period development reported in subsequent consolidated financial statements relates in part to events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management’s best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.3 billion and represents six percent of shareholders’ equity at December 31, 2010. Historically, including A&E reserve charges, our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expense Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

We perform internal loss reserve studies for all product lines at least once a year; the timing of such studies varies throughout the year. Additionally, each quarter for most product lines, we review the emergence of actual losses relative to expectations. If warranted from findings in loss emergence tests, we may alter the timing of our product line reserve studies.

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

Short-tail and long-tail business

Short-tail business

Short-tail business generally describes product lines for which losses are typically known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull, and automobile physical damage policies that are written by ACE. There are some exceptions on certain product lines or events (e.g., major hurricanes) where the event has occurred, but the final settlement amount is highly uncertain and not known with certainty for a potentially lengthy period. Due to the short reporting and development pattern for these product lines, the uncertainty associated with our estimate of ultimate losses for any particular accident period diminishes relatively quickly as actual loss experience emerges. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves an assessment by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

For the 2010 origin year, the short-tail line loss reserves were typically established for the non-catastrophe exposures using a combination of the expected loss ratio method and methods that incorporate actual loss emergence. As the year progressed, we also adjusted these reserves for large non-catastrophe loss activity that we considered to be greater than the historical averages. Reserves were also established for losses arising on catastrophe activity during 2010. The underlying calculation for the non-catastrophe losses requires initial expected loss ratios by product line adjusted for actual experience during the 2010 calendar year. As previously noted, the derivation of initial loss ratios incorporates actuarial projections of prior years’ losses, past and expected future loss and exposure trends, rate adequacy for new and renewal business, and ceded reinsurance coverage and costs. We also considered our view of the impact of terms and conditions and the market environment, which by their nature tend to be more subjective relative to other factors. Since there is some degree of random volatility of non-catastrophe loss experience from year to year, we considered average loss experience over several years when developing loss estimates for the current accident year. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years.

In terms of prior accident years, the bulk of the changes made in the 2010 calendar year arose from origin years 2006-2009. Specifically, the Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life segments experienced $137 million, $131 million, $34 million, and $9 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence on the 2006-2009 origin years. In the Insurance – North American and Insurance – Overseas General segments, these prior period movements were primarily the result of changes to the ultimate loss estimates for the 2006-2009 origin years in response to the latest reported loss data rather than any significant changes to underlying actuarial assumptions such as loss development patterns. In the Global Reinsurance segment, the prior period movements were primarily the result of changes to the ultimate loss estimates for the 2004-2008 origin years principally in response to the latest reported loss data, rather than any significant changes to underlying actuarial assumptions such as loss development patterns.

For a detailed analysis of changes in assumptions related to short-tail prior accident year reserves during calendar year 2010, refer to “Prior Period Development”.

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

For those long-tail product lines that are less claim frequency and more claim severity oriented, such as professional lines and high excess casualty, we placed more reliance upon expert legal and claims review of the specific circumstance underlying reported cases rather than loss development patterns. Where appropriate, we then supplemented this with loss development and Bornhuetter-Ferguson approaches to provide for claims that have been reported but are too immature to develop an individual claims estimate and also for pure IBNR. The assumptions used for these lines of business are updated over time to reflect new claim and legal advice judged to be of significance.

For the 2010 origin year, loss reserves were typically established through the application of individual product line expected loss ratios that contemplated assumptions similar in nature to those noted in the short-tail line discussion. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length and volume of history and homogeneity afford credibility. For those portfolios where we feel that our data lacks credibility, our assumptions require judgmental use of industry loss trends and development patterns. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2010 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines. Recent experience has generally been favorable relative to our expectations. While we do not yet believe that this favorable experience is sufficiently credible to be fully reflected in our booked ultimate losses for immature years, we have been giving increasing weight to emerging experience as origin years mature and the loss emergence gains credibility.

The process to develop 2010 origin year reserves for our long-tail casualty business relies heavily on prior origin year reserves and historical loss ratios adjusted to current rate and loss trend levels. When estimating the ultimate loss levels for these prior origin years for the major long-tail lines in Insurance – North American, Insurance – Overseas General, and Global Reinsurance no changes of significance were made to the loss development patterns, however, we have revised historical loss and exposure trend assumptions to reflect emerged frequency and severity trends observed in both our internal data and available industry data. In general, this has resulted in lower loss trend assumptions. While we have not assumed that these reduced loss trends continued in 2010, we have reflected this information in the process to derive expected loss ratio assumptions from historical data adjusted to 2010 origin year levels.

To the extent that actual loss emergence in calendar year 2010 differed from our expectation for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. However, for some product lines, credibility was assigned to emerging loss experience and this is discussed further below and in the section entitled “Prior Period Development”. Our booked reserves for origin years 2007-2009 include reserves for what we believe to be our exposure to claims related to the credit-crunch and recent financial frauds (primarily E&O and D&O) based on information received to date.

For more mature origin years, typically 2006 and prior, we gave meaningful weight to indicated ultimates derived from methods that rely on the paid and reported loss development patterns based on historical experience where sufficient credibility existed (2005 and prior for our longest tailed lines). For those lines where the historical experience lacked credibility, we placed reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). The assumptions used to project ultimate loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible.

The prior period development in 2010 for long-tail lines of business comprised several main components. First, we experienced favorable prior period development on a number of product lines where actual loss emergence was lower than expected and/or increased weighting was given to experience-based methods as relevant origin years mature (typically 2003-2006). In particular, this included national accounts, D&O and E&O product lines in Insurance – North American ($159 million favorable), casualty and financial lines in Insurance – Overseas General for accident year 2006 and prior ($241 million favorable) and professional liability, D&O, casualty, and medical malpractice product lines in Global Reinsurance ($72 million favorable). Second, we experienced adverse development on 2007 and subsequent years arising from specific case development on excess casualty businesses ($91 million adverse) and an increasing trend in frequency and allocated claims expenses on small and middle market workers compensation ($30 million adverse). Third, we experienced adverse development from inactive product lines including Westchester and Brandywine run-off operations ($114 million adverse) and middle market workers compensation ($18 million adverse). The causes for the Westchester and Brandywine operations are described further below while the development on the run-off middle market workers compensation arose from higher than expected medical costs on accident years 2000 and prior. For each reserve action taken, the change was generally the result of actual loss emergence in calendar year 2010 that differed from the expected loss emergence and was deemed significant enough to warrant revising the relevant projection.

For a detailed analysis of changes in assumptions related to long-tail prior accident year reserves during calendar year 2010, refer to “Prior Period Development”.

Sensitivity to underlying assumptions

While we believe that our reserve for unpaid losses and loss expenses at December 31, 2010, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses significantly greater or less than the reserve provided, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American

Given the long reporting and paid development patterns for workers’ compensation business, the development factors used to project actual current losses to ultimate losses for the company’s current exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $290 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of 9.2 percent relative to recorded net loss and loss expense reserves of approximately $3.2 billion.

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

Insurance – Overseas General

Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening by six months of our selected loss development patterns would increase reserve estimates on long-tail casualty and professional lines for accident years 2001-2008 by approximately $246 million. This movement is relative to recorded net IBNR reserves of $1.5 billion and net total reserves of $2.1 billion for these years.

Global Reinsurance

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a twenty percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $298 million. This movement is relative to recorded net loss and loss expense reserves of approximately $1.4 billion.

Assumed reinsurance

At December 31, 2010, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $830 million of case reserves and $1.6 billion of IBNR. In comparison, at December 31, 2009, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $788 million of case reserves and $1.6 billion of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e., risks attaching or losses occurring). At December 31, 2010, the case reserves reported to us by our ceding companies were $807 million, compared with the $830 million we recorded. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

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

During 2010, ACE conducted its annual internal, ground-up review of its consolidated A&E liabilities as at December 31, 2009. As a result of the internal review, the Company increased its net loss reserves for the Brandywine operations, including A&E, by $84 million (net of reinsurance provided by National Indemnity Company (NICO)), while the gross loss reserves increased by $247 million. In addition, the Company increased gross loss reserves for Westchester Specialty’s A&E and other liabilities by $23 million, and net loss reserves increased by $5 million. Our A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our A&E reserves include the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants. Based on the policies, the facts, the law, and a careful analysis of the impact that these factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs, and coverage litigation expense.

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

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA

As part of the Combined Insurance acquisition, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts. The valuation of VOBA is derived from similar assumptions to those used to establish the associated future policy benefit reserve. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts in proportion to premium revenue recognized. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs, if any, are expensed in the period this determination is made.

Risk transfer

In the ordinary course of business, we both purchase (or cede) and sell (or assume) reinsurance protection. We discontinued the purchase of all finite reinsurance contracts, as a matter of policy, in 2002. For both ceded and assumed reinsurance, risk transfer requirements must be met in order to use reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

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

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $506 million of net premiums earned in 2010, comprised of $392 million of first dollar quota share treaties and $114 million of excess quota share treaties), a small portion of which are categorized as structured products. Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner and a profit sharing provision. These have been deemed to have met risk transfer requirements.

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2010.

(in millions of U.S. dollars)	Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$9,882	$8,563	$216
Reinsurers not rated	420	362	107
Reinsurers under supervision and insolvent reinsurers	215	202	123
Captives	1,839	433	41
Other – structured settlements and pools	1,045	1,044	43
Total	$13,401	$10,604	$530

At December 31, 2010, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2010, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $121 million or approximately one percent of the reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under Item 8, for more information.

Other-than-temporary impairments (OTTI)

Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results. Refer to Note 4 d) to the Consolidated Financial Statements for a description of the process by which we evaluate investments for OTTI.

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

At December 31, 2010, our net deferred tax asset was $769 million. (Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. available for sale fixed maturities to recovery. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2010, the valuation allowance of $31 million (including $24 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits.

Fair value measurements

The provisions of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements, define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establish a three – level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1 inputs) and the lowest priority to unobservable data (Level 3 inputs). Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ACE makes decisions regarding the categorization of assets or liabilities within the valuation hierarchy based on the inputs used to determine respective fair values at the balance sheet date. Accordingly, transfers between levels within the valuation hierarchy are determined on the same basis.

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

At December 31, 2010, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 11 percent of our liabilities that are measured at fair value and one percent of our total liabilities at December 31, 2010. During the year ended December 31, 2010, we transferred $39 million out of our Level 3 assets. Refer to Note 15 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the years ended December 31, 2010 and 2009.

Guaranteed living benefits (GLB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assumed the risk of GLBs associated with variable annuity (VA) contracts. We ceased writing this business in 2007. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the provisions of ASC Topic 944, Financial Services-Insurance, (Topic 944) related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 7A. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8, for further description of this product and related accounting treatment.

The fair value of GLB reinsurance is estimated using an internal valuation model, which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant that would assume these liabilities. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our Consolidated Financial Statements, and the differences may be material.

The most significant policyholder behavior assumptions include lapse rates and the guaranteed minimum income benefit (GMIB) annuitization rates. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodologies to determine rates applied to each treaty are comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. Key factors affecting the lapse rate assumption include investment performance and policy duration. In general, the base lapse function assumes low lapse rates (ranging from about 1 percent to 6 percent per annum) during the surrender charge period of the variable annuity contract, followed by a “spike” lapse rate (ranging from about 10 percent to 30 percent per annum) in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable (more “in the money”) guarantees by multiplying the base lapse rate by a factor ranging from 15 percent to 75 percent. Additional lapses due to partial withdrawals and older policyholders with tax-qualified contracts (due to required minimum distributions) are also included.

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Key factors affecting the GMIB annuitization rate include investment performance and the level of interest rates after the GMIB waiting period, since these factors determine the value of the guarantee to the policyholder. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees. In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. The Company does not yet have a robust set of annuitization experience because most of its clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients there are several years of annuitization experience – for those clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB – it is over 13 percent). For most clients there is no currently observable relevant annuitization behavior data and so we use a weighted average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, our GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

During 2010, the Company made various changes to assumptions (primarily annuitization and lapse) and methods used to calculate the fair value. The changes had a net effect of reducing fair value of the liability by $98 million (where the dollar impact of each change was measured in the quarter in which the change was implemented).

During 2010, we recorded realized losses of $64 million primarily due to increasing net fair value of reported GLB reinsurance liabilities resulting substantially from the impact of falling interest rates. This excludes realized losses of $150 million during 2010 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GLB reinsurance and the realized losses on the derivatives for 2010 and 2009.

ACE Tempest Life Re employs a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of VA guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting ACE’s position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The exact limits vary by contract, but some examples of typical contract provisions include:

• annual claim limits, as a percentage of reinsured account or guaranteed value, for GMDBs and GMIBs;

• annual annuitization rate limits, as a percentage of annuitization eligible account or guaranteed value, for GMIBs; and

• per policy claim limits, as a percentage of guaranteed value, for GMABs.

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $21 million and $47 million at December 31, 2010, and 2009, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5-10 percent annually.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
2010 and prior	1%
2011	0%
2012	7%
2013	24%
2014	19%
2015	5%
2016	6%
2017	18%
2018 and after	20%
Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2010	2009
Death Benefits (GMDB)
Premium	$109	$108
Less paid claims	125	152
Net	$(16)	$(44)
Living Benefits (Includes GMIB and GMAB)
Premium	$162	$162
Less paid claims	4	5
Net	$158	$157
Total VA Guaranteed Benefits
Premium	$271	$270
Less paid claims	129	157
Net	$142	$113

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $105 million of claims and $91 million of premium on death benefits over the next 12 months.

Guaranteed Living Benefits (includes GMIB and GMAB)

Premiums and claims from VA contracts reinsuring predominantly Guaranteed Minimum Income Benefits (GMIB) and Guaranteed Minimum Accumulation Benefits (GMAB) are collectively known as “Guaranteed Living Benefits (GLB)”. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $1 million of claims and $149 million of premium on living benefits over the next 12 months.

Collateral

In order for its U.S.-domiciled clients to obtain statutory reserve credit, ACE Tempest Life Re holds collateral on behalf of its clients in the form of qualified assets in trust or letters of credit, in an amount sufficient for them to obtain statutory reserve credit. The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s state of domicile. Refer to Note 4 i) to the Consolidated Financial Statements.

Goodwill Impairment

Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $4 billion at December 31, 2010. During 2010, our goodwill balance increased by approximately six percent, primarily due to acquisitions and foreign exchange movements at the legal entity level. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. The impairment evaluation involves a two-step process in which an initial assessment for potential impairment is performed and, if a potential impairment is present, the amount of impairment is measured and recorded. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are:

• North American and International divisions of Combined Insurance acquired in 2008;

• Domestic and International divisions of ACE INA acquired in 1999; and

• ACE Tempest Re’s catastrophe businesses acquired in 1996 and 1998.

There are other reporting units that resulted from smaller acquisitions that are also assessed annually. Based on our impairment testing for 2010, we determined that no impairment was required and that none of our reporting units were at risk for failing the initial impairment testing step.

To estimate the fair value of a reporting unit, we consistently applied a combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow or an allocated market capitalization. The earnings and book value models apply multiples, including the consideration of a control premium, of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model applies a control premium to our market capitalization and, so adjusted, compares the allocated market capitalization to the allocated book value of each reporting unit.

To determine an appropriate control premium we considered both the mean and range of control premiums paid in our industry for recent transactions involving businesses similar to our reporting units. We then selected a control premium within the range appropriate to our business.

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

Consolidated Operating Results – Years Ended December 31, 2010, 2009, and 2008

				% change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net premiums written	$13,708	$13,299	$13,080	3%	2%
Net premiums earned	13,504	13,240	13,203	2%	0%
Net investment income	2,070	2,031	2,062	2%	(2)%
Net realized gains (losses)	432	(196)	(1,633)	NM	88%
Total revenues	16,006	15,075	13,632	6%	11%
Losses and loss expenses	7,579	7,422	7,603	2%	(2)%
Policy benefits	357	325	399	10%	(19)%
Policy acquisition costs	2,337	2,130	2,135	10%	0%
Administrative expenses	1,858	1,811	1,737	3%	4%
Interest expense	224	225	230	0%	(2)%
Other (income) expense	(16)	85	(39)	NM	NM
Total expenses	12,339	11,998	12,065	3%	(1)%
Income before income tax	3,667	3,077	1,567	19%	96%
Income tax expense	559	528	370	6%	43%
Net income	$3,108	$2,549	$1,197	22%	113%
NM – not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the years ended December 31, 2010 and 2009.

	2010			2009
	P&C	A&H	Total	Total
Net premiums written:
Growth in original currency	2.0%	0.5%	1.7%	4.8%
Foreign exchange effect	0.9%	3.2%	1.4%	(3.1)%
Growth as reported in U.S. dollars	2.9%	3.7%	3.1%	1.7%
Net premiums earned:
Growth in original currency	0.6%	1.0%	0.7%	3.5%
Foreign exchange effect	0.7%	3.1%	1.3%	(3.2)%
Growth as reported in U.S. dollars	1.3%	4.1%	2.0%	0.3%

The following table shows a breakdown of our consolidated net premiums written for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars, except for percentages)	2010	2009	2008	% change
				2010 vs. 2009	2009 vs. 2008
Retail P&C	$6,533	$6,347	$6,289	3%	1%
Wholesale	2,212	2,222	2,426	0%	(8)%
Reinsurance	1,075	1,038	914	4%	14%
Property, casualty and all other	9,820	9,607	9,629	2%	0%
Personal accident (A&H)	3,346	3,229	3,018	4%	7%
Life	542	463	433	17%	7%
Total consolidated	$13,708	$13,299	$13,080	3%	2%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in 2010, compared with 2009. We benefited from favorable foreign exchange impact and reported growth in our international retail business, global reinsurance operations, personal lines, international life, and our wholesale division in the U.S. During the fourth quarter of 2010, we recognized a non-recurring premium adjustment in our Insurance – North American segment. Growth was partially offset by a decline in assumed loss portfolio business and by our crop business, which generated a lower adjustment to net premiums written and earned in connection with crop settlements. In addition, net premiums written and earned were reduced by $35 million in 2010, due to reinstatement premiums expensed which were primarily in connection with the first quarter 2010 catastrophe activity. Net premiums written increased in 2009, compared with 2008, primarily due to the inclusion of Combined Insurance for the full year (the prior year period included the results of Combined Insurance from April 1, 2008) and increased assumed loss portfolio business. We also reported increased retained premium from P&C reinsurance, increased retail specialty casualty production and benefitted from the annual first quarter crop settlement, partially offset by unfavorable foreign exchange impact, and lower production in wholesale P&C, retail national accounts, property, and personal lines.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased in 2010, compared with 2009, primarily due to increases in net premiums earned in our Global Reinsurance segment, international retail business, personal lines, international life, and U.S. casualty. These increases were partially offset by lower crop business and assumed loss portfolios, as well, as declines in our London wholesale unit. Net premiums earned for 2009 were stable compared with 2008, as declines in wholesale P&C, and retail national accounts and property business, as well as an unfavorable foreign exchange impact. These were offset by growth in assumed loss portfolio business, crop business, and retail specialty casualty and included Combined Insurance’s results for the full period.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

(in millions of U.S. dollars, except for percentages)				% change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Property and all other	$3,898	$4,023	$3,954	(3)%	2%
Casualty	5,752	5,587	5,838	3%	(4)%
Subtotal	9,650	9,610	9,792	0%	(2)%
Personal accident (A&H)	3,331	3,198	3,004	4%	6%
Life	523	432	407	21%	6%
Net premiums earned	$13,504	$13,240	$13,203	2%	0%

	2010 % of total	2009 % of total	2008 % of total
Property and all other	29%	30%	30%
Casualty	43%	42%	44%
Subtotal	72%	72%	74%
Personal accident (A&H)	25%	25%	23%
Life	3%	3%	3%
Net premiums earned	100%	100%	100%

Net investment income increased in 2010, compared with 2009, primarily due to positive operating cash flows which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Net investment income decreased in 2009, compared with 2008, primarily due to lower yields on new investments, partially offset by an increase in average invested assets. Net investment income was also adversely impacted by unfavorable foreign exchange rate movements in 2009. Refer to “Net Investment Income” and “Investments”.

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

	2010	2009	2008
Loss and loss expense ratio	59.2%	58.8%	60.6%
Policy acquisition cost ratio	17.4%	16.2%	16.2%
Administrative expense ratio	13.6%	13.3%	12.8%
Combined ratio	90.2%	88.3%	89.6%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated.

	2010	2009	2008
Loss and loss expense ratio, as reported	59.2%	58.8%	60.6%
Catastrophe losses and related reinstatement premiums	(3.2)%	(1.2)%	(4.7)%
Prior period development	4.6%	4.9%	6.8%
Large assumed loss portfolio transfers	(0.3)%	(0.8)%	0.0%
Loss and loss expense ratio, adjusted	60.3%	61.7%	62.7%

We recorded net pre-tax catastrophe losses of $366 million in 2010 compared with net pre-tax catastrophe losses of $137 million and $567 million in 2009 and 2008, respectively. The catastrophe losses for 2010 were primarily related to weather-related events in the U.S., earthquakes in Chile, Mexico, and New Zealand, and storms in Australia and Europe. The catastrophe losses for 2009 were primarily related to an earthquake in Asia, floods in Europe, several weather-related events in the U.S., and a European windstorm. For 2008, the catastrophe losses were primarily related to Hurricanes Gustav and Ike.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $503 million of net favorable prior period development in our P&C segments in 2010. This compares with net favorable prior period development in our P&C segments of $576 million and $814 million in 2009 and 2008, respectively. Refer to “Prior Period Development” for more information.

The adjusted loss and loss expense ratio declined in 2010, compared with 2009, primarily due to the impact of the crop settlements, non-recurring premium adjustment and the reduction in assumed loss portfolio business, which is written at higher loss ratios than other types of business.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in 2010, compared with 2009. The increase was primarily related to the impact of crop settlements, which generated higher profit-share commissions and a lower adjustment to net premiums earned, as well as the impact of reinstatement premiums expensed in connection with catastrophe activity and changes in business mix. Our administrative expense ratio increased in 2010, primarily due to the impact of the crop settlements, reinstatement premiums expensed, and increased costs in our international operations. Although the crop settlements generate minimal administrative expenses, they resulted in lower adjustment to net premiums earned in 2010, compared with 2009. Administrative expenses in 2010, were partially offset by higher net results generated by our third party claims administration business, ESIS, the results of which are included within our administrative expenses. ESIS generated $85 million in net results in 2010, compared with $26 million in 2009. The increase is primarily from non-recurring sources. Our policy acquisition cost ratio was stable in 2009, compared with 2008, as increases in our Combined Insurance operations were offset by more favorable final crop year settlement of profit share commissions. Administrative expenses increased in 2009, primarily due to the inclusion of administrative expenses related to Combined Insurance for the full year and costs associated with new product expansion in our domestic retail operation and in our personal lines business.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 15 percent in 2010, compared with 17 percent and 24 percent in 2009 and 2008, respectively. The decrease in our effective income tax rate in 2010, was primarily due to a change in the mix of earnings to lower tax-paying jurisdictions, a decrease in the amount of unrecognized tax benefits which was the result of a settlement with the U.S. Internal Revenue Service Appeals Division regarding federal tax returns for the years 2002-2004, and the recognition of a non-taxable gain related to the acquisition of Rain and Hail. The 2009 year included a reduction of a deferred tax valuation allowance related to investments. For 2008, our effective income tax rate was adversely impacted by a change in mix of earnings due to the impact of catastrophe losses in lower tax-paying jurisdictions.

Prior Period Development

The favorable prior period development, inclusive of the Life segment, of $512 million during 2010 was the net result of several underlying favorable and adverse movements. With respect to ACE’s crop business, ACE regularly receives reports from its managing general agent (MGA) relating to the previous crop year(s) in subsequent calendar quarters and this typically results in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Commencing in the third quarter of 2009, prior period development for ACE’s crop business includes adjustments to both crop losses and loss expenses and the related crop profit share commission. In the sections following the table below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes (favorable) and adverse prior period development by segment for the years ended December 31, 2010 and 2009.

(in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves*
2010
Insurance – North American – active	$(102)	$(137)	$(239)	1.5%
Insurance – North American – runoff**	132	–	132	0.8%
Insurance – Overseas General	(159)	(131)	(290)	4.3%
Global Reinsurance	(72)	(34)	(106)	4.7%
Life	–	(9)	(9)	4.0%
Total	$(201)	$(311)	$(512)	2.0%
2009
Insurance – North American – active	$(162)	$(105)	$(267)	1.7%
Insurance – North American – runoff**	88	–	88	0.5%
Insurance – Overseas General	(140)	(115)	(255)	4.2%
Global Reinsurance	(93)	(49)	(142)	5.6%
Life	–	(3)	(3)	1.4%
Total	$(307)	$(272)	$(579)	2.4%

* Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

** Brandywine Holdings and Westchester Specialty operations in respect of 1996 and prior years, and Commercial Insurance Services (CIS) workers’ compensation.

Insurance – North American

Insurance – North American’s active operations experienced net favorable prior period development of $239 million in 2010, resulting from several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $102 million on long-tail business, including:

• Favorable development of $49 million within our financial solutions business driven by the favorable impact of a settlement in 2010 on a major contract, primarily in the 2000 and prior accident years;

• Favorable development of $105 million in our D&O and E&O portfolios following detailed claim and actuarial reviews of case activity in 2010. This development was the net of favorable movements primarily in the 2006 and prior accident years, partially offset by adverse movements in the 2007-2009 years;

• Favorable development of $54 million on our national accounts portfolio. The favorable development was a function of two primary factors. First, this development related to our annual assessment in 2010 of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures for accident year 2009, after the close of the accident year to allow for late reporting or identification of significant losses. Second, there was better than expected loss emergence reported in 2010 on the 2005 and 2006 accident years and greater weighting assigned to experienced-based methods;

• Adverse development of $91 million in our excess casualty businesses principally arising in the 2007 accident year following case specific developments on several open claims;

• Adverse development of $30 million in our small and middle market guaranteed cost workers’ compensation portfolios that was driven by an increasing trend in claims frequency and allocated claims expenses on accident years 2008 and subsequent; and

• Favorable development of $15 million on other lines across a number of accident years, primarily following better than expected loss emergence.

• Net favorable development of $137 million on short-tail business, including:

• Favorable development of $41 million in our crop/hail business associated with recording the most recent bordereaux for the 2009 and prior crop years. The $41 million reflects the net of improvement in the loss estimate ($86 million) and a corresponding increase in profit share commission expense ($45 million); and

• Favorable development of $96 million in property, aviation, inland and recreational marine, political risk, and other short-tailed exposures principally in accident years 2007-2009 following lower than expected loss emergence.

Insurance – North American’s runoff operations experienced net adverse prior period development of $132 million in 2010, which was the net result of several underlying favorable and adverse movements impacting accident years 2000 and prior, driven by the following principal changes:

• Adverse development of $114 million in our Westchester and Brandywine runoff operations. This development includes $89 million related to the completion of the reserve review during 2010 and is comprised primarily of adverse development for asbestos claims related to increased loss and defense cost payment activity on a limited number of accounts and adverse development for assumed reinsurance due to increased paid loss and case reserve activity in recent years, partially offset by increased distributions received from insolvent reinsurers and commutations. This also includes additional adverse development of $19 million for unallocated loss adjustment expenses due to runoff operating expenses paid during the current year; and

• Adverse development of $18 million on runoff CIS workers’ compensation following emergence of higher than expected medical costs.

Insurance – North American’s active operations experienced net favorable prior period development of $267 million in 2009, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $162 million on long-tail business, including:

• Favorable development of $42 million in our foreign casualty product lines where both paid and reported incurred loss and allocated loss adjustment expense activity was favorable relative to the expected activity implied in our prior review, particularly for workers’ compensation and general liability coverages primarily impacting accident years 2004-2006;

• Favorable development of $52 million in our national accounts loss sensitive accounts unit impacting the 2005-2007 accident years. This development represents the reduction in premium-based loss reserves that resulted from a $96 million reduction in our estimate of retrospectively rated premiums due to updated information for the 2004-2007 policy years;

• Favorable development of $33 million in our ACE Financial Solutions business unit concentrated in policies issued in the 2004-2006 years. This favorable development was a function of a continuation of lower than expected loss development, first observed in 2008, on a small number of large risks with predominantly workers’ compensation exposure; and

• Favorable development of $35 million on all other long-tail lines, including our programs division and medical risk business, concentrated within the 2006 and prior accident years.

• Net favorable development of $105 million on short-tail business, including:

•Favorable development of $49 million mainly in our political risk business, short-tail lines in our programs division, and recreational marine business, primarily relating to the 2004-2008 accident years as a result of a lack of claims emergence; and

• Favorable development of $56 million in other lines including property, crop, A&H, and other lines principally in accident years 2005-2007 following lower than expected loss emergence.

Insurance – North American’s runoff operations experienced net adverse prior period development of $88 million in 2009, which was the net result of several underlying favorable and adverse movements impacting accident years 1999 and prior, driven by the following principal change:

• Adverse development in our Brandywine runoff operations comprising several components. First, adverse development of $47 million in assumed reinsurance pools which was the combined impact from receipt of updated information on pool reserves and adverse impact of activity on a litigated claim. Second, adverse development of $28 million on workers’ compensation business due to higher than expected case incurred loss development since the last review.

Insurance – North American incurred net favorable prior period development of $351 million in 2008, representing 2.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $159 million on long-tail business, including:

• Favorable development of $241 million in casualty (primary and excess) and financial lines for accident years 2006 and prior that recognized both favorable loss emergence and a greater weight to experience-based methods as years mature; and

• Adverse development of $82 million in the casualty (primary and excess) and financial lines book for accident years 2007-2009 principally arising from a claims review of financial crisis-related claims (adverse $57 million impact) and emergence of adverse frequency and severity trends within certain portfolios (adverse $24 million impact).

• Net favorable development of $131 million on short-tail business, including property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, lower than expected loss emergence, principally on accident years 2007-2009.

Insurance – Overseas General experienced net favorable prior period development of $255 million in 2009, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $140 million on long-tail business, including:

• Favorable development of $201 million on casualty (primary and excess) and financial lines, predominantly arising on the 2005 and prior accident years. This amount was based primarily on detailed reviews completed in 2009 which noted improvements in experience relative to the expectations of the prior detailed analyses, including case-specific savings on several significant 2001-2003 bankers’ professional indemnity claims. Due to the greater level of maturity of these years, increasing weight has been given to the emerged loss experience; and

• Adverse development of $70 million relating to the 2008 accident year for financial lines in connection with exposure to financial frauds and sub-prime claims. This amount was based primarily on a claims review conducted during 2009 of notifications and potential exposure. During this review, we obtained assessments from external legal counsel of the governing law on each potential claim and assessed all other claimant information to arrive at the provision for each case.

• Net favorable development of $115 million on short-tail business, including:

• Favorable development of $94 million in the property and energy, A&H, and marine lines of business across multiple geographic regions, principally due to specific case reserve reductions on previously reported claims and lower than anticipated development on other claims led to a release of prior year reserves mainly in accident years 2003-2008; and

• Favorable development of $21 million on other lines including aviation where case development has been favorable on the 2005 and prior accident years as a result of case specific reductions for product liability claims.

Insurance – Overseas General incurred net favorable prior period development of $304 million in 2008, representing 4.7 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $106 million in 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $72 million on long-tail business, including net favorable prior period development of $96 million principally in treaty years 2003-2006 across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from a combination of favorable incurred loss trends and increased weighting to experience-based methods.

• Net favorable development of $34 million on short-tail business, primarily in treaty years 2003-2008 across property lines, including property catastrophe, trade credit and surety principally as a result of lower than anticipated loss emergence.

Global Reinsurance experienced net favorable prior period development of $142 million in 2009, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $93 million on long-tail business principally in treaty years 2003-2005 across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from the combined impact of continued favorable paid and case incurred loss trends and increased weighting given to experience-based methods and away from expectations as these treaty periods mature.

• Net favorable development of $49 million on short-tail business following lower than expected loss emergence in property and trade credit-related lines.

Global Reinsurance incurred net favorable prior period development of $159 million in 2008, representing 5.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007.

Life

Life experienced net favorable prior period development of $9 million in 2010. The favorable development followed a detailed review during 2010 and was mainly for accident year 2009 in the short-tail A&H line of business.

Life experienced net favorable prior period development of $3 million in 2009 on short-tail A&H business. The reserve release followed a detailed review during 2009 and reflected lower reported claim development than previously anticipated.

Life experienced no net prior period development in 2008.

Segment Operating Results – Years Ended December 31, 2010, 2009, and 2008

The discussions that follow include tables that show our segment operating results for the years ended December 31, 2010, 2009, and 2008.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For more information on each of our segments refer to “Segment Information” under Item 1.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations.

				% Change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net premiums written	$5,797	$5,641	$5,636	3%	0%
Net premiums earned	5,651	5,684	5,679	(1)%	0%
Losses and loss expenses	3,918	4,013	4,080	(2)%	(2)%
Policy acquisition costs	625	517	562	21%	(8)%
Administrative expenses	561	572	536	(2)%	7%
Underwriting income	547	582	501	(6)%	16%
Net investment income	1,138	1,094	1,095	4%	0%
Net realized gains (losses)	417	10	(709)	NM	NM
Interest expense	9	1	1	NM	0%
Other (income) expense	(22)	36	7	NM	414%
Income tax expense	436	384	315	14%	22%
Net income	$1,679	$1,265	$564	33%	124%
Loss and loss expense ratio	69.3%	70.6%	71.8%
Policy acquisition cost ratio	11.1%	9.1%	9.9%
Administrative expense ratio	9.9%	10.1%	9.4%
Combined ratio	90.3%	89.8%	91.1%

Insurance – North American reported an increase in net premiums written in 2010, compared with 2009. For 2010, the retail division reported growth in A&H and workers’ compensation, as well as increased premium retention in professional risk lines and favorable foreign exchange impact on Canadian business. The retail division also benefited from one-time premium-related adjustments totaling $80 million in the fourth quarter of 2010. These increases were partially offset by less new business and renewed policies across several lines of business, reflecting a decline in value of exposures, competitive market conditions, and our adherence to underwriting discipline. These factors were especially evident in our national accounts, as well as aerospace and energy lines of business. Growth in the retail division was also offset by a decline in assumed loss portfolio business. The years ended December 31, 2010 and 2009, included net premiums written and earned of approximately $86 million and $221 million, respectively, related to assumed loss portfolio business. Net premiums written in our wholesale division increased in 2010, compared with the prior year, primarily due to higher premium retention, along with increases in commercial risk and professional lines as well as the addition of new program business. These increases were partially offset by lower crop production primarily reflecting the impact of crop settlements. Throughout the year, we receive the results from the previous crop year which typically require us to make adjustments to previously estimated premiums, losses and loss expenses, and profit share commission (refer to Crop Insurance). Our personal lines business reported growth in homeowners and auto insurance, as well as specialty offerings in 2010. Insurance – North American reported stable net premiums written in 2009, compared with 2008.

We experienced growth in our retail specialty casualty, professional risk, A&H, and assumed loss portfolio businesses and in the crop business within our wholesale division. These increases were offset by declines in retail property and national accounts production, unfavorable foreign exchange impact from our Canadian operations, declines in wholesale professional and casualty lines, as well as lower personal lines production.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

				% Change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Property and all other	$1,578	$1,690	$1,576	(7)%	7%
Casualty	3,777	3,734	3,857	1%	(3)%
Personal accident (A&H)	296	260	246	14%	6%
Net premiums earned	$5,651	$5,684	$5,679	(1)%	0%

	2010	2009	2008
	% of Total	% of Total	% of Total
Property and all other	28%	30%	28%
Casualty	67%	66%	68%
Personal accident (A&H)	5%	4%	4%
Net premiums earned	100%	100%	100%

Insurance – North American reported a decline in net premiums earned in 2010, compared with 2009. This decline was attributable to less assumed loss portfolio transfers, in addition to a decrease in risk management business in the retail division, lower professional and casualty business and less favorable crop settlements in the wholesale division. These decreases were partially offset by increases in workers’ compensation, professional risk, A&H, and personal lines, favorable foreign exchange impact, the one-time premium-related adjustments totaling $80 million and new program business in the wholesale division.

Insurance – North American reported stable net premiums earned for 2009, compared with 2008. We reported increases in the specialty casualty and professional lines and higher assumed loss portfolio business in the retail division as well as an increase in the annual crop settlement in the wholesale division. These increases were offset by declines in national accounts and property business, an unfavorable foreign exchange impact in the retail division and declines in property, casualty and professional risk business in the wholesale division.

The following table shows the impact of catastrophe losses and related reinstatement premiums, prior period development, and large assumed loss portfolio transfers on our loss and loss expense ratio for the periods indicated.

	2010	2009	2008
Loss and loss expense ratio, as reported	69.3%	70.6%	71.8%
Catastrophe losses and related reinstatement premiums	(2.6)%	(1.0)%	(5.4)%
Prior period development	2.7%	3.1%	6.2%
Large assumed loss portfolio transfers	(0.5)%	(1.2)%	0.0%
Loss and loss expense ratio, adjusted	68.9%	71.5%	72.6%

Insurance – North American’s net catastrophe losses were $143 million in 2010, compared with $58 million and $298 million in 2009 and 2008, respectively. The catastrophe losses for 2010, were related to severe weather-related events in the U.S. and earthquakes in Haiti and Chile. The catastrophe losses for 2009 were related to an earthquake in Asia and several weather-related events in the U.S. Catastrophe losses in 2008 were primarily related to Hurricanes Gustav and Ike. Insurance – North American experienced net favorable prior period development of $107 million in 2010. This compares with net favorable prior period development of $179 million and $351 million in 2009 and 2008, respectively. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio declined in 2010, compared with 2009, primarily due to the impact of the crop settlements, non- recurring premium adjustment and the reduction in assumed loss portfolio business, which is written at higher loss ratios than other types of business.

Insurance – North American’s policy acquisition cost ratio increased in 2010, compared with 2009. In 2010, our retail units experienced a shift in mix of business towards higher commission specialty casualty business, professional and personal lines, and a decline in assumed loss portfolio business which generates minimal expense. In the wholesale division, the impact of crop settlements which generated higher profit-share commissions and a lower adjustment to net premiums earned compared with 2009, contributed to this increase. Insurance – North American’s policy acquisition cost ratio decreased in 2009, compared with 2008, due to a higher ceding commission benefit and the increased assumed loss portfolio business in the retail division. In addition, we experienced more favorable final crop year settlement of profit share commissions in the wholesale division in 2009. Insurance – North American’s administrative expense ratio decreased in 2010 primarily due to higher net results generated by our third party claims administration business in the retail division, ESIS, the results of which are included within our administrative expenses. ESIS generated $85 million in net results in 2010, compared with $26 million in 2009. This increase is primarily from non-recurring sources. In addition, the decline in assumed loss portfolio business resulted in an adverse impact on our administrative expense ratio in 2010. Insurance – North American’s administrative expense ratio increased in 2009, compared with 2008, primarily due to higher administrative expenses in our retail division to support growth in certain businesses, from both new and existing products, as well as higher spending to support growth in the personal lines business.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net premiums written	$5,280	$5,145	$5,332	3%	(4)%
Net premiums earned	5,240	5,147	5,337	2%	(4)%
Losses and loss expenses	2,647	2,597	2,679	2%	(3)%
Policy benefits	4	4	12	0%	(67)%
Policy acquisition costs	1,251	1,202	1,193	4%	1%
Administrative expenses	840	783	793	7%	(1)%
Underwriting income	498	561	660	(11)%	(15)%
Net investment income	475	479	521	(1)%	(8)%
Net realized gains (losses)	123	(20)	(316)	NM	94%
Interest expense	1	–	–	NM	0%
Other (income) expense	(13)	20	(11)	NM	NM
Income tax expense	173	186	100	(7)%	86%
Net income	$935	$814	$776	15%	5%
Loss and loss expense ratio	50.6%	50.5%	50.4%
Policy acquisition cost ratio	23.9%	23.3%	22.4%
Administrative expense ratio	16.0%	15.2%	14.8%
Combined ratio	90.5%	89.0%	87.6%

	2010			2009
	P&C	A&H	Total	Total
Net premiums written:
Growth in original currency	0.2%	0.3%	0.2%	2.9%
Foreign exchange effect	1.6%	3.7%	2.4%	(6.4)%
Growth as reported in U.S. dollars	1.8%	4.0%	2.6%	(3.5)%
Net premiums earned:
Growth in original currency	(0.8)%	0.3%	(0.4)%	3.2%
Foreign exchange effect	1.4%	3.6%	2.2%	(6.8)%
Growth as reported in U.S. dollars	0.6%	3.9%	1.8%	(3.6)%

Insurance – Overseas General’s net premiums written increased in 2010, primarily due to growth in our international retail operations and favorable foreign exchange impact, partially offset by reduced production in our London wholesale business. Refer to the table above for the impact of foreign exchange on net premiums written and earned. In 2010, our international retail P&C business reported growth driven primarily by new business in Asia Pacific, Latin America, the U.K. and Europe. A&H improved in 2010 on the strength of new business in Asia Pacific and Latin America. The personal lines business increased during 2010, primarily due to an increase in production retention as well new business in the U.K., Europe, and Latin America. Our London wholesale business unit reported lower production within most product lines, as we continue to decline business submitted at prices we deem to be inadequate from an underwriting perspective. For 2010, Insurance – Overseas General’s net premiums written and earned were reduced by approximately $33 million due to reinstatement premiums expensed primarily in connection with first quarter catastrophe activity. Insurance – Overseas General’s net premiums written decreased in 2009, compared with 2008, primarily due to an unfavorable foreign exchange impact and lower constant dollar production within our London wholesale business. On a constant dollar basis, our international retail operations experienced P&C growth in all regions, with the exception of the Far East, and reported increased A&H business in Europe, Asia, and Latin America.

Insurance – Overseas General’s net premiums earned increased in 2010, compared with 2009, primarily due to the growth in the international retail operations and favorable foreign exchange impact, partially offset by lower wholesale writings and reinstatement premiums expensed in connection with first quarter catastrophe activity. Insurance – Overseas General’s net premiums earned decreased in 2009, compared with 2008, primarily due to an unfavorable foreign exchange impact. On a constant dollar basis, net premiums earned increased due to growth in P&C production in our international retail operations. Our London wholesale operations reported a decline in net premiums earned due to lower production.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

				% Change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Line of Business
Property and all other	$1,800	$1,787	$1,855	1%	(4)%
Casualty	1,424	1,420	1,487	0%	(5)%
Personal accident (A&H)	2,016	1,940	1,995	4%	(3)%
Net premiums earned	$5,240	$5,147	$5,337	2%	(4)%

Region
Europe	$2,284	$2,348	$2,420	(3)%	(3)%
Asia Pacific	847	754	791	12%	(5)%
Far East	465	451	425	3%	6%
Latin America	905	772	778	17%	(1)%
	4,501	4,325	4,414	4%	(2)%
ACE Global Markets	739	822	923	(10)%	(11)%
Net premiums earned	$5,240	$5,147	$5,337	2%	(4)%

	2010 % of Total	2009 % of Total	2008 % of Total
Line of Business
Property and all other	34%	34%	35%
Casualty	27%	28%	28%
Personal accident (A&H)	39%	38%	37%
Net premiums earned	100%	100%	100%

Region
Europe	44%	45%	45%
Asia Pacific	16%	15%	15%
Far East	9%	9%	8%
Latin America	17%	15%	15%
	86%	84%	83%
ACE Global Markets	14%	16%	17%
Net premiums earned	100%	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated.

	2010	2009	2008
Loss and loss expense ratio, as reported	50.6%	50.5%	50.4%
Catastrophe losses and related reinstatement premiums	(2.8)%	(1.0)%	(1.6)%
Prior period development	5.5%	5.0%	5.7%
Loss and loss expense ratio, adjusted	53.3%	54.5%	54.5%

Net catastrophe losses in 2010 were $132 million, compared with $51 million and $83 million in 2009 and 2008, respectively. The catastrophe losses in 2010 included earthquakes in Chile and Mexico, and storms in Australia and Europe. The catastrophe losses for 2009 were primarily related to floods and windstorms in Europe. Catastrophe losses in 2008 were primarily related to Hurricanes Gustav and Ike, tornadoes in the U.S., and an earthquake in China. Insurance – Overseas

General experienced net favorable prior period development of $290 million, $255 million, and $304 million in 2010, 2009, and 2008, respectively. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio for 2010 decreased primarily due to improved current accident year loss experience compared with the prior year periods in our retail business, partially offset by an increase in current year accident losses in our wholesale business.

Insurance – Overseas General’s policy acquisition cost ratio increased in 2010, compared with 2009, primarily due to changes in mix of business, and the impact of catastrophe-related reinstatement premiums expensed. Insurance – Overseas General’s administrative expense ratio increased in 2010, primarily due to the impact of reinstatement premiums expensed, and reduced wholesale earned premiums. Insurance – Overseas General’s policy acquisition cost ratio increased in 2009, compared with 2008, primarily due to lower net premiums earned in the retail A&H business, without a commensurate reduction in advertising costs, which are generally deferred and amortized over a longer period than the related premium. Insurance – Overseas General’s administrative expense ratio increased in 2009, primarily due to the inclusion of Combined Insurance for the full year.

Global Reinsurance

The Global Reinsurance segment represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net premiums written	$1,075	$1,038	$914	4%	14%
Net premiums earned	1,071	979	1,017	9%	(4)%
Losses and loss expenses	518	330	524	57%	(37)%
Policy acquisition costs	204	195	192	5%	2%
Administrative expenses	55	55	56	0%	(2)%
Underwriting income	294	399	245	(26)%	63%
Net investment income	288	278	309	4%	(10)%
Net realized gains (losses)	93	(17)	(163)	NM	90%
Other (income) expense	(23)	2	2	NM	0%
Income tax expense	42	46	30	(9)%	53%
Net income	$656	$612	$359	7%	70%
Loss and loss expense ratio	48.4%	33.7%	51.5%
Policy acquisition cost ratio	19.0%	19.9%	18.8%
Administrative expense ratio	5.1%	5.6%	5.5%
Combined ratio	72.5%	59.2%	75.8%

Global Reinsurance reported an increase in net premiums written in 2010, compared with 2009, primarily due to a significant new workers’ compensation treaty recorded during 2010 in our U.S. operation, partially offset by generally competitive conditions across most of Global Reinsurance’s product lines and regions of operations. Net premiums written increased in 2009, compared with 2008, primarily due to P&C production growth in the U.S., Canada, and Bermuda.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

				% Change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Property and all other	$239	$262	$229	(9)%	14%
Casualty	551	433	494	27%	(12)%
Property catastrophe	281	284	294	(1)%	(3)%
Net premiums earned	$1,071	$979	$1,017	9%	(4)%

	2010 % of Total	2009 % of Total	2008 % of Total
Property and all other	22%	27%	22%
Casualty	51%	44%	49%
Property catastrophe	27%	29%	29%
Net premiums earned	100%	100%	100%

Global Reinsurance’s net premiums earned increased in 2010, compared with 2009, primarily due to the significant new workers’ compensation business bound and higher casualty reinsurance production in the prior year in our U.S. operations. Global Reinsurance’s net premiums earned decreased in 2009, compared with 2008, primarily because 2008 included non-recurring inward reinstatement premiums related to Hurricanes Gustav and Ike. In addition, we experienced lower production in 2008, which had an adverse impact on net premiums earned in 2009.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	2010	2009	2008
Loss and loss expense ratio, as reported	48.4%	33.7%	51.5%
Catastrophe losses and related reinstatement premiums	(8.4)%	(2.8)%	(17.6)%
Prior period development	10.0%	14.5%	16.0%
Loss and loss expense ratio, adjusted	50.0%	45.4%	49.9%

Global Reinsurance recorded net catastrophe losses of $91 million in 2010, compared with net catastrophe losses of $28 million and $186 million in 2009 and 2008, respectively. Catastrophe losses in 2010, included storms in Australia and earthquakes in Chile and New Zealand. Catastrophe losses for 2009, were primarily related to various Canadian storms and Hurricane Klaus. For 2008, catastrophe losses were primarily due to Hurricanes Gustav and Ike. Global Reinsurance experienced net favorable prior period development of $106 million in 2010. This compares with net favorable prior period development of $142 million and $159 million for 2009 and 2008, respectively. Refer to “Prior Period Development” for more information. The increase in the adjusted loss and loss expense ratio was due to a change in business mix.

Global Reinsurance’s policy acquisition costs ratio decreased in 2010, compared with 2009, as a result of lower commission in our U.S. operations, primarily due to the new workers’ compensation treaty business which did not generate acquisition costs. Global Reinsurance’s policy acquisition costs ratio increased in 2009, compared with 2008, primarily due to the impact of inward reinstatement premiums in 2008, which generated minimal acquisition costs. The administrative expense ratio decreased in 2010, compared with 2009, primarily due to the increase in net premiums earned. In 2009, the administrative expense ratio increased compared with 2008, primarily due to the decrease in net premiums earned.

Life

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

				% Change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net premiums written	$1,556	$1,475	$1,198	5%	23%
Net premiums earned	1,542	1,430	1,170	8%	22%
Losses and loss expenses	496	482	320	3%	51%
Policy benefits	353	321	387	10%	(17)%
Policy acquisition costs	257	216	188	19%	15%
Administrative expenses	228	243	199	(6)%	22%
Net investment income	172	176	142	(2)%	24%
Life underwriting income	380	344	218	10%	58%
Net realized gains (losses)	(192)	(15)	(532)	NM	97%
Interest expense	3	–	–	NM	0%
Other (income) expense	20	2	12	NM	(83)%
Income tax expense	62	48	30	29%	60%
Net income	$103	$279	$(356)	(63)%	NM

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

				% change
(in millions of U.S. dollars, except for percentages)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Life reinsurance and other non-recurring expenses	$172	$154	$105	12%	47%
Life insurance	(30)	(20)	(28)	(50)%	29%
A&H	238	210	141	13%	49%
Life underwriting income	$380	$344	$218	10%	58%

Life underwriting income increased in 2010, compared with 2009, primarily due to increased A&H premium retention as well as lower administrative costs due to operating efficiencies in North American supplemental A&H. In addition, for 2010, life reinsurance benefited from favorable market movements in the first quarter relative to the prior year period. ACE Life generated a modest underwriting loss due to on-going development costs in its businesses. For 2009, the improvement in life underwriting income, compared with 2008, was primarily due to the inclusion of Combined Insurance business for the full year (the prior year included Combined Insurance from April 1, 2008) and an increase in life reinsurance underwriting income, primarily due to a larger increase in reserves in 2008 compared with 2009, due to unfavorable market movements.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2010, realized losses were primarily associated with an increasing net fair value of reported GLB reinsurance liabilities resulting substantially from the impact of falling interest rates. The 2010 realized loss was also impacted by a reduction in the value of hedge instruments and increasing GLB liabilities due to the annual collection of premium, offset by decreasing GLB liabilities due to rising equity markets and model enhancements. During 2009, realized gains associated with a decreasing net fair value of reported GLB reinsurance liabilities were almost entirely offset by a combination of a reduction in the value of hedge instruments and modeling changes. The residual realized loss for 2009 also included the impact of foreign exchange and changes in asset values. We experienced significant net realized losses in 2008, which were primarily due to adverse financial market conditions.

Net Investment Income

(in millions of U.S. dollars)	2010	2009	2008
Fixed maturities	$2,071	$1,985	$1,972
Short-term investments	34	38	109
Equity securities	26	54	93
Other	44	48	(20)
Gross investment income	2,175	2,125	2,154
Investment expenses	(105)	(94)	(92)
Net investment income	$2,070	$2,031	$2,062

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased two percent in the year ended December 31, 2010, compared with 2009. Positive operating cash flows, which have resulted in a higher overall average invested asset base, were partially offset by lower yields on new investments and short-term securities. Net investment income decreased in 2009, compared with 2008, primarily due to lower yields on new investments and unfavorable foreign exchange rate movements, partially offset by an increase in average invested assets. The investment portfolio’s average market yield on fixed maturities was 3.6 percent and 4.3 percent at December 31, 2010 and 2009, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The following table shows the return on average invested assets for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars, except for percentages)	2010	2009	2008
Average invested assets	$48,044	$43,767	$41,502
Net investment income	$2,070	$2,031	$2,062
Return on average invested assets	4.3%	4.6%	5.0%

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on net income, refer to Note 4 d) to the Consolidated Financial Statements. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments for the years ended December 31, 2010 and 2009.

	2010			2009
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities and short-term investments	$380	$973	$1,353	$(41)	$2,717	$2,676
Equity securities	84	(44)	40	(145)	213	68
Other	161	(35)	126	31	162	193
Subtotal	625	894	1,519	(155)	3,092	2,937
Derivatives
Equity and fixed income derivatives	58	–	58	68	–	68
Fair value adjustment on insurance derivatives	(28)	–	(28)	368	–	368
S&P put option and futures	(150)	–	(150)	(363)	–	(363)
Fair value adjustment on other derivatives	(19)	–	(19)	(93)	–	(93)
Subtotal derivatives	(139)	–	(139)	(20)	–	(20)
Foreign exchange gains (losses)	(54)	–	(54)	(21)	–	(21)
Total gains (losses)	$432	$894	$1,326	$(196)	$3,092	$2,896

	2010			2009
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities and short-term investments	$(46)	$426	$380	$(234)	$193	$(41)
Equity securities	–	84	84	(26)	(119)	(145)
Other	(13)	174	161	(137)	168	31
Total investment portfolio gains (losses)	$(59)	$684	$625	$(397)	$242	$(155)

Our net realized gains (losses) in the year ended December 31, 2010, included write-downs of $59 million as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $397 million and $1.1 billion in 2009 and 2008, respectively. Included in other net realized gains (losses) is a realized gain of $175 million related to the acquisition of Rain and Hail. Refer to Note 3 to the Consolidated Financial Statements.

At December 31, 2010, our investment portfolios held by U.S. legal entities included approximately $151 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $53 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $23 million at December 31, 2010. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. We concluded that the decline in value is temporary.

Other Income and Expense Items

(in millions of U.S. dollars)	2010	2009	2008
Equity in net (income) loss of partially-owned entities	$(81)	$39	$(52)
Noncontrolling interest expense	14	3	11
Federal excise and capital taxes	19	16	16
Other	32	27	(14)
Other (income) expense	$(16)	$85	$(39)

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

As part of the Company’s fixed income diversification strategy, ACE has decided to hold certain additional securities to maturity. Because the Company has the intent to hold these securities to maturity, a transfer of such securities with a fair value of $6.8 billion was made during 2010, from Fixed maturities available for sale to Fixed maturities held to maturity. In 2009, a transfer of such securities with a fair value of $704 million was made from Fixed maturities available for sale to Fixed maturities held to maturity.

The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years at December 31, 2010, and 2009. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.8 billion at December 31, 2010. We experienced net unrealized gains of $894 million in 2010, primarily due to continued tightening of credit spreads.

The following table shows the fair value and cost/amortized cost of our invested assets at December 31, 2010 and 2009.

	2010		2009
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$37,539	$36,542	$39,525	$38,985
Fixed maturities held to maturity	9,461	9,501	3,561	3,481
Short-term investments	1,983	1,983	1,667	1,667
	48,983	48,026	44,753	44,133
Equity securities	692	666	467	398
Other investments	1,692	1,511	1,375	1,258
Total investments	$51,367	$50,203	$46,595	$45,789

The fair value of our total investments increased $4.8 billion during 2010, primarily due to unrealized appreciation, the investing of operating cash flows, and the portfolios acquired in the 2010 corporate acquisitions.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2010 and 2009. The first table lists investments according to type and the second according to S&P credit rating.

	2010		2009
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,075	4%	$2,068	5%
Agency	2,015	4%	2,698	6%
Corporate and asset-backed securities	15,900	33%	13,537	30%
Mortgage-backed securities	12,362	25%	11,311	25%
Municipal	2,449	5%	2,300	5%
Non-U.S.	12,199	25%	11,172	25%
Short-term investments	1,983	4%	1,667	4%
Total	$48,983	100%	$44,753	100%
AAA	$23,718	48%	$22,884	51%
AA	4,714	10%	4,021	9%
A	8,482	17%	7,461	17%
BBB	5,487	11%	4,910	11%
BB	3,357	7%	2,866	6%
B	2,393	5%	2,029	5%
Other	832	2%	582	1%
Total	$48,983	100%	$44,753	100%

The table below summarizes the market value of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2010.

(in millions of U.S. dollars)	Market Value
United Kingdom	$972
Canada	886
Germany	404
Japan	379
France	193
Province of Ontario	192
Province of Quebec	147
Switzerland	142
Brazil	139
State of Queensland	109
Republic of Korea	102
Thailand	88
United Mexican States	86
Australia	72
Taiwan	65
State of New South Wales	62
New Zealand	58
State of Victoria	52
People’s Republic of China	48
Austria	46
Malaysia	41
Egypt	37
State of Western Australia	36
Qatar	35
Province of British Columbia	33
Other Non-U.S. Government	397
Non-U.S. Government Securities	4,821
Non-U.S. Corporate	7,378
Total	$12,199

ACE’s non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 85 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 53 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system. With respect to the $7.4 billion in non-U.S. corporate fixed income securities in the table above, approximately $329 million relates to investments in Spain and Italy. Investments in Ireland and Portugal total $58 million. We have inconsequential corporate fixed income exposure to Greece.

The table below summarizes our largest exposures to corporate bonds by market value at December 31, 2010.

(in millions of U.S. dollars)	Market Value
General Electric Co	$468
JP Morgan Chase & Co	451
Bank of America Corp	409
Citigroup Inc	330
Goldman Sachs Group Inc/The	305
Wells Fargo & Co	297
Verizon Communications Inc	296
Morgan Stanley	285
AT&T INC	240
HSBC Holdings Plc	234
Credit Suisse Group	195
Barclays PLC	181
Kraft Foods Inc	162
Comcast Corp	153
Royal Bank of Scotland Group Plc	151
Lloyds Banking Group Plc	147
American Express Co	135
Time Warner Cable Inc	128
ConocoPhillips	125
UBS AG	116
Pfizer Inc	111
Anheuser-Busch InBev NV	105
Dominion Resources Inc/VA	104
BP PLC	99
Banco Santander SA	95
Total	$5,322

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at December 31, 2010, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$9,700	$–	$–	$–	$–	$9,700
Non-agency RMBS	337	20	21	48	812	1,238
Total RMBS	10,037	20	21	48	812	10,938
Commercial mortgage-backed	1,386	21	14	3	–	1,424
Total mortgage-backed securities	$11,423	$41	$35	$51	$812	$12,362

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$9,564	$–	$–	$–	$–	$9,564
Non-agency RMBS	351	23	23	55	947	1,399
Total RMBS	9,915	23	23	55	947	10,963
Commercial mortgage-backed	1,320	20	13	3	–	1,356
Total mortgage-backed securities	$11,235	$43	$36	$58	$947	$12,319

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 25 percent of our fixed income portfolio. This compares with a 35 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the fourth quarter of 2010. The minimum rating for our initial purchases of mortgage-backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 89 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed primarily by prime collateral and are broadly diversified in over 220,000 loans. This portfolio’s loan-to-value ratio is approximately 70 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of 12 percent, the cumulative 5-year foreclosure rate would have to rise to 18 percent and real estate values would have to fall 19 percent from their levels at the end of the fourth quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s non-agency RMBS portfolio was nine percent at the end of the fourth quarter of 2010.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 17,000 loans, and 79 percent of the portfolio was issued before 2006. The average loan-to-value ratio is approximately 68 percent with a debt service coverage ratio in excess of 1.7 and weighted-average subordinated collateral of 33 percent. The cumulative foreclosure rate would have to rise to 41 percent and commercial real estate values would have to fall more than five percent from their levels at the end of the fourth quarter of 2010, before principal is impaired. The foreclosure rate for ACE’s CMBS portfolio at the end of the fourth quarter of 2010, was approximately 2.6 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At December 31, 2010, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 650 issuers, with the greatest single exposure being $72 million.

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

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable at December 31, 2010 and 2009, is as follows:

(in millions of U.S. dollars)	2010	2009
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,149	$12,745
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	722	850
Net reinsurance recoverable on losses and loss expenses	$12,871	$13,595
Reinsurance recoverable on policy benefits	$281	$298

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to collections of reinsurance recoverable on paid losses and loss expenses in the active operations during the year ended December 31, 2010.

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

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2010 and 2009, for direct policies only.

	2010	2009
Asbestos (by causative agent)
Open at the beginning of year	1,023	1,198
Newly reported	66	54
Closed or otherwise disposed	64	229
Open at end of year	1,025	1,023
Environmental (by site)
Open at the beginning of year	3,371	4,704
Newly reported	133	196
Closed or otherwise disposed	172	1,529
Open at end of year	3,332	3,371

Closed or otherwise disposed claims were significantly lower in 2010, compared with 2009, due to a review in the prior year of inactive files that revealed that payment was no longer sought on the files; therefore, the files were closed.

The following table shows our gross and net survival ratios for our A&E loss reserves and allocated loss adjustment expense (ALAE) reserves at December 31, 2010 and 2009.

	2010 Survival Ratios				2009 Survival Ratios
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Asbestos	6.4	7.6	6.6	7.2	7.1	8.1	6.0	5.3
Environmental	2.4	3.5	2.8	3.9	2.9	4.4	3.1	4.0
Total	5.6	6.2	5.9	6.3	6.2	6.9	5.5	5.0

The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2010 (1 year survival ratio). The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

The 1 year net survival ratio increased in 2010, compared with 2009, primarily due to lower net payments for asbestos during 2010.

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects ACE’s in-force portfolio at October 1, 2010, and reinsurance program at January 1, 2011.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at December 31, 2010 and 2009. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at December 31, 2010. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that ACE’s losses incurred in any year from U.S. hurricanes could be in excess of $1.182 billion (or five percent of our total shareholders’ equity at December 31, 2010). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $136.196 billion.

	U.S. Hurricanes				California Earthquakes
	2010			2009	2010			2009
Modeled Annual Aggregate Net PML	% of Total Shareholders’ Equity				% of Total Shareholders’ Equity
(in millions of U.S. dollars, except for percentages)	ACE		Industry	ACE	ACE		Industry	ACE
1-in-100	$1,182	5%	$136,196	$1,128	$798	3%	$37,018	$731
1-in-250	$1,570	7%	$196,597	$1,439	$912	4%	$58,154	$895

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

The first tower, for losses arising out of North America, our core traditional program renewed on January 1, 2011, for a period of one year, and we have purchased reinsurance coverage in one layer that provides $600 million in excess of $500 million in all-risk coverage. This core layer of the program has a single additional limit available for reinstatement post-loss event on the same terms as the original limit.

Our 2011 core North American catastrophe program has approximately the same limits in coverage as our 2010 program. We consider our retention to be approximately $500 million for our North American catastrophe reinsurance program but this will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

In addition to the foregoing, we have in place a multi-year, peril-specific program from a major reinsurer that is backed by its strong credit worthiness and the issuance of fully collateralized catastrophe bonds (the Calabash program). Under this coverage, we have $86 million part of $200 million of U.S. hurricane coverage in excess of an attachment point of approximately $750 million. In addition, the Calabash program also provides the majority of $100 million of U.S. earthquake coverage excess of approximately $1.173 billion with a territorial scope of California, the Pacific Northwest, and the central U.S. The Calabash program does not have a reinstatement feature over its multi-year period of coverage. The program’s expected loss is kept the same each year by the annual adjustment, either up or down, of the attachment point based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure change, the attachment for the Calabash program increased from $575 million in 2010 to $750 million in 2011, for the $86 million of wind protection and from approximately $961 million in 2010 to approximately $1.173 billion in 2011, for earthquake protection. The Calabash program expires in June 2012 and the next reset will occur in January 2012.

The second tower is our international catastrophe program effective July 1, 2010, to June 30, 2011, covering losses arising outside the United States. At the last renewal we expanded the geographic scope of the coverage to include the states of Alaska and Hawaii in the first two core layers of this program. In addition, we raised the retention of our first reinsurance layer from $50 million to $75 million. Our first layer is now $75 million in excess of a $75 million retention with two reinstatements. This layer was 70 percent placed with reinsurers. Our second layer was 100 percent placed and provides $150 million in protection in excess of $150 million with one reinstatement. We also purchased a $150 million in excess of $300 million layer that covers Europe and worldwide earthquake exposure. Above these pillars of cover is an additional treaty that provides $50 million of protection with one reinstatement (Umbrella 1). However, Umbrella 1 may also be exhausted by certain property per risk losses so it is not certain that it will be available to us for a catastrophe event. In addition, we purchased another $50 million layer above Umbrella 1.

With respect to the July 1, 2010, to June 30, 2011, treaty period, we also purchased certain underlying regional catastrophe covers for our ACE Overseas General and ACE Bermuda business units. These catastrophe covers include a Latin America and Caribbean cover ($65 million in excess of $10 million) an Australia, Africa, and Asia (excludes Japan) cover ($40 million in excess of $10 million) and a cover for local Japanese business (denominated in yen and approximately $40 million in excess of $15 million). Finally, we bought a layer of $25 million in excess of $50 million for our Australia, Africa, and Asia as well as Japanese exposures, with the underlying programs inuring to the benefit of this component. With respect to these four regional covers, we placed 55 percent of the layer with reinsurers, and each has two reinstatements.

In summary, for our international catastrophe exposures, we purchased $550 million in limits for earthquake protection outside the contiguous United States, $550 million in limits for all perils Europe, and $400 million in limits for other perils in the rest of the world (excluding the contiguous United States). In comparison to last year’s program, we have increased the limits purchased for Europe by $69 million and for Japan wind by $72 million and Japan earthquake by $222 million. In addition, we increased our retention in Europe by approximately $31 million and in Japan by $34 million relative to last year.

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

Crop insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through an MGA subsidiary of Rain and Hail. As discussed under “Acquisitions”, on December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail not previously owned by us. Prior to this transaction, ACE owned approximately 20 percent of the outstanding common stock of Rain and Hail.

We provide protection throughout the U.S. and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Our crop insurance business comprises two components – multi-peril crop insurance (MPCI) and hail insurance.

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place. In July 2010, the RMA released a final version of a new SRA (the 2011 SRA), replacing the prior agreement which expired on June 30, 2010. The 2011 SRA applies to the 2011 Crop year, and therefore there is minimal impact from the new agreement on our 2010 financial results. Similar to the recently expired SRA, the 2011 SRA contains the pro rata and state stop-loss provisions which continue to allow companies to limit the exposure of any one state or group of states on their underwriting results. Generally, it also continues to allow companies to selectively retain the more attractive risks while ceding the historically less profitable risks to the federal government. While the 2011 SRA does reduce the potential underwriting profit, it also decreases the maximum underwriting loss, compared with the prior version. Despite the potential underwriting profitability reduction, we believe the 2011 SRA allows for an acceptable rate of return in 2011.

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

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. The program has specific timeframes as to when producers must report acreage to us. These reports allow us to determine the actual premium associated with the liability that is being planted. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. Given the major crops that are covered in the program, we typically see a substantial written premium impact in the second and third quarters and the earned premium is also more concentrated in the second and third quarters. Premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. Prior to the acquisition of Rain and Hail, we regularly received reports relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments were typically more significant in the first quarter of the year (annual first quarter settlement), compared with other periods. Following the Rain and Hail acquisition closing on December 28, 2010, we have access to such information sooner and as a result the more significant changes in estimate that occurred in the first quarter in prior years now occurs in the fourth quarter.

Political Risk, Trade Credit, and Structured Trade Credit

Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in developing markets. We participate in this market through our wholly owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based ACE Global Markets operation. Sovereign is one of the world’s leading underwriters of political risk insurance and has a global portfolio spread across more than 100 countries. Its clients include financial institutions, national export credit agencies, leading multilateral agencies, and multinational corporations. ACE Global Markets writes political risk, trade credit, and structured trade credit business out of underwriting offices in London, Hamburg, New York, Los Angeles, and Singapore.

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

ACE Global Markets’ trade credit and structured trade credit businesses cover losses due to insolvency, protracted default, and political risk perils including export and license cancellation. It provides trade credit coverage to larger companies that have sophisticated credit risk management systems, with exposure to multiple customers and that have the ability to self-insure losses up to a certain level through excess of loss coverage. Its structured trade credit business provides coverage to trade finance banks, exporters, and trading companies, with exposure to trade-related financing instruments.

We have implemented structural features in our policies in order to control potential losses within the political risk, trade credit, and structured credit businesses. These include basic loss sharing features that include co-insurance and deductibles, and in the case of trade credit, the use of non-qualifying losses that drop smaller exposures deemed too difficult to assess. Ultimate loss severity is also limited by using waiting periods to enable the insurer and insured to agree on recovery strategies, and the subrogation of the rights of the lender/exporter to the insurer following a claim. We have the option to pay claims over the original loan payment schedule, rather than in a lump sum in order to provide insureds and the insurer additional time to remedy problems and work towards full recoveries. It is important to note that political risk, trade credit, and structured trade credit policies are named peril conditional contracts, not financial guarantees, and claims are only paid after conditions and warranties are fulfilled. Political risk, trade credit, and structured trade credit insurance do not cover currency devaluations, bond defaults, any form of derivatives, movements in overseas equity markets, transactions deemed illegal, or situations where corruption or misrepresentation has occurred, or debt that is not legally enforceable. In addition to assessing and mitigating potential exposure on a policy-by-policy basis, we also have specific risk management measures in place to manage overall exposure and risk. These measures include placing country and individual transaction limits based on country risk and credit ratings, combined single loss limits on multi-country policies, the use of reinsurance protection, and regular modeling and stress-testing of the portfolio.

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, ACE Limited’s cash flows depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE’s Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends and to service debt and purchase investments.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2011. Should the need arise, we generally have access to the capital markets and available credit facilities. Refer to “Credit Facilities” below. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2014 and require that we maintain certain financial covenants, all of which we met at December 31, 2010. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such duration tends to be longer. Given the current low interest rate environment, at December 31, 2010, the average duration of our fixed maturity investments (3.7 years) is less than the average expected duration of our insurance liabilities (4.5 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time or large uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems, decreases in the value of collateral supporting reinsurance recoverables, or increases in collateral postings under our variable annuity reinsurance business). Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investments, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2010, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Tempest Life Re paid dividends of $200 million in 2010 and $350 million in 2009. ACE Bermuda dividends were nil in 2010 and 2009.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the years ended December 31, 2010 and 2009. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may be comprised of large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2010 and 2009.

The operating cash flows reflect net income for each period, adjusted for non-cash items and changes in working capital.

Our consolidated net cash flows from operating activities were $3.5 billion in 2010, compared with $3.3 billion in 2009. Net loss and loss expenses paid were $7.4 billion in 2010, compared with $6.9 billion in 2009. Operating cash flow increased in 2010, in part due to net collections of insurance and reinsurance balances. Operating cash flow in 2009 included higher than typical net claim payments in connection with prior year catastrophes and other individual large losses, and an increase in tax payments. In addition, during 2009, operating cash flow was adversely impacted by the return of collateral collected in 2008.

Our consolidated net cash flows used for investing activities were $4.2 billion in 2010, compared with $3.2 billion in 2009. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities and for 2010 included the acquisitions of Rain and Hail and Jerneh Insurance Berhad.

Our consolidated net cash flows from financing activities were $732 million in 2010, compared with net cash flows used for financing activities of $321 million in 2009. Net cash flows from/used for financing activities in 2010 and 2009, included dividends paid on our Common Shares of $435 million and $388 million, respectively. Net cash flows from financing activities in 2010, included net proceeds of $699 million from the issuance of long-term debt, $1 billion in reverse repurchase agreements, and $300 million in credit facility borrowings. This was partially offset by repayment of $659 million in debt and share repurchases settled in 2010 of $235 million. For 2009, net cash flows used for financing activities included net proceeds from the issuance of $500 million in long-term debt and the net repayment of debt and reverse repurchase agreements of $466 million.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments on a limited basis to address short-term cash timing differences without disrupting our investment portfolio holdings and settle the transactions with future operating cash flows. At December 31, 2010, there were $1 billion in reverse repurchase agreements outstanding (refer to Short-term Debt).

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at December 31, 2010, and 2009.

(in millions of U.S. dollars, except for percentages)	2010	2009
Short-term debt	$1,300	$161
Long-term debt	3,358	3,158
Total debt	4,658	3,319
Trust preferred securities	309	309
Total shareholders’ equity	22,974	19,667
Total capitalization	$27,941	$23,295
Ratio of debt to total capitalization	16.7%	14.2%
Ratio of debt plus trust preferred securities to total capitalization	17.8%	15.6%

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have increased temporarily due to the increase in short-term debt, as discussed below. We expect that these ratios will decline over the next six to nine months as we repay the short-term debt.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time.

The following table reports the significant movements in our shareholders’ equity for the year ended December 31, 2010.

(in millions of U.S. dollars)	2010
Balance, beginning of year	$19,667
Net income	3,108
Dividends declared on Common Shares	(443)
Change in net unrealized appreciation (depreciation) on investments, net of tax	742
Repurchase of shares	(303)
Other movements, net of tax	203
Balance, end of year	$22,974

Total shareholders’ equity increased $3.3 billion in 2010, primarily due to net income of $3.1 billion and the change in net unrealized appreciation on investments of $742 million.

Short-term Debt

At December 31, 2010, in connection with the financing of the Rain and Hail acquisition, short-term debt includes reverse repurchase agreements totaling $1 billion. In addition, $300 million in borrowings against ACE’s revolving credit facility were outstanding at December 31, 2010. At December 31, 2009, short-term debt consisted of a five-year term loan which we repaid in December 2010.

Long-term Debt

Our total long-term debt increased by $200 million during the year to $3.4 billion and is described in detail in Note 9 to the Consolidated Financial Statements, under Item 8.

In November 2010, ACE INA issued $700 million of 2.6 percent senior notes due November 2015. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations.

In April 2008, as part of the financing of the Combined Insurance acquisition, ACE INA entered into a $450 million floating interest rate syndicated term loan agreement due April 2013. Simultaneously, the Company entered into a swap transaction that had the economic effect of fixing the interest rate for the term of the loan. In December 2010, ACE repaid this loan and exited the swap.

In December 2008, ACE INA entered into a $66 million dual tranche floating interest rate term loan agreement. The first tranche, a $50 million three-year term loan due December 2011, had a floating interest rate. Simultaneously, the Company entered into a swap transaction that had the economic effect of fixing the interest rate for the term of the loan. In December 2010, ACE repaid this loan and exited the swap. The second tranche, a $16 million nine-month term loan, was due and repaid in September 2009.

Trust Preferred Securities

The securities outstanding consist of $300 million of trust preferred securities due 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entity are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheet as a liability. Additional information with respect to the trust preferred securities is contained in Note 9 d) to the Consolidated Financial Statements, under Item 8.

Common Shares

Our Common Shares had a par value of CHF 30.57 each at December 31, 2010.

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

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2010.

	Payments Due By Period
(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Payment amounts determinable from the respective contracts
Deposit liabilities	$421	$143	$60	$23	$195
Purchase obligations	425	108	182	91	44
Limited partnerships – funding commitments	753	323	365	65	–
Operating leases	397	75	119	83	120
Short-term debt	1,300	1,300	–	–	–
Long-term debt	3,358	–	–	1,646	1,712
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	2,090	207	413	351	1,119
Total obligations in which payment amounts are determinable from the respective contracts	9,053	2,156	1,139	2,259	3,499
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,391	9,003	9,727	5,639	13,022
Estimated payments for future life and annuity policy benefits	3,982	246	392	322	3,022
Total contractual obligations and commitments	$50,426	$11,405	$11,258	$8,220	$19,543

The above table excludes the following items:

Pension Obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 14 to the Consolidated Financial Statements, under Item 8, for more information.

Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $139 million at December 31, 2010. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2010, we had $19 million in liabilities for income tax-related interest in our consolidated balance sheet. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit liabilities

Deposit liabilities include reinsurance deposit liabilities of $351 million and contract holder deposit funds of $70 million at December 31, 2010. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

Operating lease commitments

We lease office space in most countries in which we operate under operating leases that expire at various dates through February 2033. We renew and enter into new leases in the ordinary course of business as required.

Estimated gross loss payments under insurance and reinsurance contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the Consolidated Balance Sheet at December 31, 2010, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

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

The following table shows our main credit facilities by credit line, usage, and expiry date at December 31, 2010.

(in millions of U.S. dollars)	Credit Line(1)	Usage	Expiry Date
Syndicated Letter of Credit Facility	$1,000	$574	Nov. 2012
Revolving Credit/LOC Facility(2)	500	370	Nov. 2012
Bilateral Letter of Credit Facility	500	500	Sept. 2014
Funds at Lloyds’s Capital Facilities(3)	400	340	Dec. 2015
Total	$2,400	$1,784

(1)Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2)May also be used for LOCs.

(3)Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488 (see discussion below).

In November 2010, we entered into four letter of credit facility agreements which collectively permit the issuance of up to $400 million of letters of credit. We expect that most of the LOCs issued under the LOC agreements will be used to support the ongoing Funds at Lloyd’s requirements of Syndicate 2488, but LOCs may also be used for other general corporate purposes.

It is anticipated that our commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by ACE. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of letters of credit required is driven by, among other things, statutory liabilities reported by variable annuity guarantee reinsurance clients, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2010. These covenants include:

(i)	Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $13.8 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.
(ii)	Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At December 31, 2010, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $14.5 billion and our actual consolidated net worth as calculated under that covenant was $21.6 billion and (b) our ratio of debt to total capitalization was 0.167 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Ratings

ACE Limited and its subsidiaries are assigned debt and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s Investors Service, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our internet site, www.acegroup.com, also contains some information about our ratings, which can be found under the Investor Information tab but such information on our website is not incorporated by reference into this report.

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

Debt ratings apply to short-term and long-term debt. These ratings are assessments of the likelihood that we will make timely payments of principal and interest.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the ACE Global Markets capital facility requires that collateral be posted if the S&P financial strength rating of ACE falls to BBB+ or lower. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of ACE fall to BBB+ or lower, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2010, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements, under Item 8, for a discussion of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates and the equity markets. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an OTTI charge in net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. From time to time, we also use investment derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2010 and 2009, our notional exposure to investment derivative instruments was $7.9 billion and $8.9 billion, respectively. In addition, as part of our investing activity, we purchase to be announced mortgage backed securities (TBAs). These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. Changes in the fair value of TBAs are included in net realized gains (losses) and therefore, have an immediate effect on both our net income and shareholders’ equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2010. Our policies to address these risks in 2010 were not materially different from 2009. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table shows the impact at December 31, 2010 and 2009, on the market value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario).

(in millions of U.S. dollars, except for percentages)	2010	2009
Fair value of fixed income portfolio	$48,983	$44,753
Pre-tax impact of 100 bps increase in interest rates	$1,806	$1,623
Percentage of total fixed income portfolio at fair value	3.7%	3.6%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized value and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements. The following table shows the impact at December 31, 2010 and 2009, on the market value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario).

(in millions of U.S. dollars, except for percentages)	2010	2009
Fair value of debt obligations	$5,522	$3,905
Impact of 100 bps decrease in interest rates	$282	$241
Percentage of total debt obligations at fair value	5.1%	6.2%

Equity price risk – equity portfolio

Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our U.S. equity portfolio is correlated with the S&P 500 index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets. The following table provides more information on our exposure to equity price risk at December 31, 2010 and 2009.

(in millions of U.S. dollars)	2010	2009
Fair value of equity securities	$692	$467
Pre-tax impact of 10 percent decline in market prices for equity exposures	$69	$47

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro, and the Canadian dollar. The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2010 and 2009.

(in millions of U.S. dollars, except for percentages)	2010	2009
Fair value of net assets denominated in foreign currencies	$3,850	$3,895
Percentage of fair value of total net assets	16.8%	19.8%
Pre-tax impact on shareholders’ equity of a hypothetical 10 percent strengthening of the U.S. dollar	$332	$336

Reinsurance of GMDB and GLB guarantees

Our net income is directly impacted by changes in the benefit reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GLB. The benefit reserves are calculated in accordance with the provisions of Topic 944, related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GLB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GLB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

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

At December 31, 2010, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended December 31, 2010, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at December 31, 2010, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until December 31, 2010.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at December 31, 2010, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$49	$14	$(42)	$(134)	$(266)	$(446)
	(Increase)/decrease in FVL	208	108	(16)	(186)	(411)	(656)
	Increase/(decrease) in hedge value	(123)	(6)	112	232	355	480
	Increase/(decrease) in net income	$134	$116	$54	$(88)	$(322)	$(622)
Flat	(Increase)/decrease in benefit reserves	$36	$–	$(59)	$(155)	$(258)	$(432)
	(Increase)/decrease in FVL	141	–	(185)	(442)	(763)	(1,072)
	Increase/(decrease) in hedge value	(117)	–	119	240	363	489
	Increase/(decrease) in net income	$60	$–	$(125)	$(357)	$(658)	$(1,015)
-100 bps	(Increase)/decrease in benefit reserves	$20	$(17)	$(81)	$(182)	$(329)	$(532)
	(Increase)/decrease in FVL	(4)	(212)	(492)	(812)	(1,151)	(1,488)
	Increase/(decrease) in hedge value	(111)	7	127	249	373	499
	Increase/(decrease) in net income	$(95)	$(222)	$(446)	$(745)	$(1,107)	$(1,521)

Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
(Increase)/decrease in benefit reserves	$–	$–	$–	$–	$–	$–
(Increase)/decrease in FVL	46	(60)	(12)	(1)	(15)	15
Increase/(decrease) in hedge value	–	–	–	–	4	(4)
Increase/(decrease) in net income	$46	$(60)	$(12)	$(1)	$(11)	$11

Sensitivities to Actuarial Assumptions	Mortality
(in millions of U.S. dollars)	+20%	+10%	-10%	-20%
(Increase)/decrease in benefit reserves	$(35)	$(18)	$19	$39
(Increase)/decrease in FVL	17	9	(9)	(18)
Increase/(decrease) in hedge value	–	–	–	–
Increase/(decrease) in net income	$(18)	$(9)	$10	$21

	Lapses
(in millions of U.S. dollars)	+50%	+25%	-25%	-50%
(Increase)/decrease in benefit reserves	$53	$29	$(37)	$(82)
(Increase)/decrease in FVL	138	79	(106)	(237)
Increase/(decrease) in hedge value	–	–	–	–
Increase/(decrease) in net income	$191	$108	$(143)	$(319)

	Annuitization
(in millions of U.S. dollars)	+50%	+25%	-25%	-50%
(Increase)/decrease in benefit reserves	$(24)	$(13)	$16	$35
(Increase)/decrease in FVL	(112)	(61)	52	103
Increase/(decrease) in hedge value	–	–	–	–
Increase/(decrease) in net income	$(136)	$(74)	$68	$138

The above tables assume benefit reserves and FVL using the benefit ratio calculated at December 31, 2010. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both ACE’s own credit spreads and the credit spreads of the ceding insurers), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from December 31, 2010, market levels.

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

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2010.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13(a) -15(e) and Rule 15(d) -15(e) under the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting during the Company’s quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP’s audit report is included on page F-4.

Item 9A(T).	Controls and Procedures

Item not applicable.

Item 9B.	Other Information

Item not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item No. 1: Election of Directors”, “Corporate Governance – Director Independence and Other Information,” “Corporate Governance – Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2010?”, “Corporate Governance – How are Directors Nominated?”, and “Corporate Governance – The Committees of the Board – The Audit Committee” of the definitive proxy statement for the 2011 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Company” appearing at the end of Part I of the Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers, and directors must abide as they work for the Company. The Company has posted this Code of Conduct on its Internet site (www.acegroup.com, under Investor Information / Corporate Governance / Integrity First: The ACE Code of Conduct). The Company intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

Item 11.	Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation” of the definitive proxy statement for the 2011 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents securities authorized for issuance under equity compensation plans at December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	11,942,893	$46.80	13,014,792

(1)	These totals include securities available for future issuance under the following plans:

(i) ACE Limited 2004 Long-Term Incentive Plan. (the “2004 LTIP”) A total of 30,600,000 Common Shares of the Company are authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 30,600,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the “Prior Plans”) that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2010, a total of 12,525,434 shares remain available for future issuance under this plan.

(ii) ACE Limited 1998 Long-Term Incentive Plan. A total of 21,252,007 shares were authorized to be issued pursuant to awards made as options, stock appreciation rights, stock units, performance shares, performance units, restricted stock, and restricted stock units; the number of shares available for awards other than options and stock appreciation rights was 3,232,485 shares. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(iii) ACE Limited 1995 Long-Term Incentive Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards to be made as options, stock appreciation rights, and restricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(iv) ACE Limited 1995 Outside Directors Plan. Shares were authorized to be issued in an amount determined by a formula described in footnote (2) below pursuant to awards made as options, restricted stock, and unrestricted stock. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(v) Employee Stock Purchase Plan. A total of 3,000,000 shares are authorized for purchase at a discount. As of December 31, 2010, 489,358 shares remain available for future issuance under this plan.

(2)	This plan category includes shares issuable pursuant to the following plans that authorize shares based on a formula:

(i) ACE Limited 1995 Long-Term Incentive Plan. The total number of shares available for awards under this plan in any fiscal year was five percent of the adjusted average of the outstanding Common Shares of the Company, as that number is determined by the Company, to calculate fully diluted earnings per share for the preceding fiscal year, reduced by any shares of stock granted pursuant to awards under this plan and any shares of stock subject to any outstanding award under this plan. This plan only remains in effect with respect to outstanding awards made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

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

Additional information is incorporated by reference to the section entitled “Information About our Common Share Ownership” of the definitive proxy statement for the 2011 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance – What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance – What Related Person Transactions Do We Have?”, and “Corporate Governance – Director Independence and Other Information” of the definitive proxy statement for the 2011 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

Item 14.	Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item No. 5.2: Election of Auditors – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2011” of the definitive proxy statement for the 2011 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	December 16, 2010	001-11778

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 12, 2010	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	December 16, 2010	001-11778

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 12, 2010	001-11778

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008	000-11778

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010	000-11778

4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002	001-11778

4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-3/A	4.5	August 12, 1999	333-78841

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000	001-11778

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000	001-11778

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006	011-11778

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006	011-11778

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006	011-11778

10.1	Agreement and Plan of Merger by and among Rain and Hail Insurance Service, Inc., Steve C. Harms, as shareholders’ representative, ACE American Insurance Company, Raha Iowa Acquisition Corp. and ACE Limited.	10-Q	10.1	November 8, 2010	011-11778

10.2*	Form of Indemnification Agreement between the Company and individuals who became directors of the Company after the Company’s redomestication to Switzerland	10-Q	10.1	August 6, 2010	011-11778

10.3*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007	011-11778

10.4*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008	10-K	10.2	February 27, 2009	011-11778

10.5	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and Lloyds TSB Bank PLC					X

10.6	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and ING Bank N.V., London Branch					X

10.7	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Bank of Tokyo-Mitsibushi UFJ, Ltd., New York Branch					X

10.8	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Royal Bank of Scotland PLC					X

10.9	Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.1	November 14, 2007	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.10		First Amendment and Waiver dated as of July 10, 2008, to the Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.7	July 16, 2008	001-11778

10.11		Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007	001-11778

10.12		First Amendment and Waiver dated July 10, 2008, to the Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.6	July 16, 2008	001-11778

10.13		Letter of Credit Agreement for $500,000,000, dated June 16, 2009, among ACE Limited, and Deutsche Bank, New York Branch	10-Q	10.1	August 7, 2009	001-11778

10.14	*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003	001-11778

10.15	*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003	001-11778

10.16	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004	001-11778

10.17	*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft					X

10.18	*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007	001-11778

10.19	*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008	001-11778

10.20	*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008	001-11778

10.21	*	ACE Limited Executive Severance Plan as amended and restated, effective January 1, 2009	10-K	10.29	February 27, 2009	011-11778

10.22	*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.23	*	ACE Limited Description of Executive Officer Cash Compensation for 2010	10-Q	10.1	May 7, 2010	001-11778

10.24	*	Description of Directors compensation	10-K	10.23	February 25, 2010	001-11778

10.25	*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993	33-57206

10.26	*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006	001-11778

10.27	*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006	001-11778

10.28	*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009	001-11778

10.29	*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010	001-11778

10.30	*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010	001-11778

10.31	*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001	001-11778

10.32	*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008	001-11778

10.33	*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009	001-11778

10.34	*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009	001-11778

10.35	*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008	001-11778

10.36	*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009	001-11778

10.37	*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000	001-11778

10.38	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007	001-11778

10.39	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007	001-11778

10.40	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.41	*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010	001-11778

10.42	*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003	001-11778

10.43	*	Board of Directors Resolution Amending Option Awards for Gary Stuart	10-Q	10.2	May 8, 2009	001-11778

10.44	*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007	001-11778

10.45	*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007	001-11778

10.46	*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999	001-11778

10.47	*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998	001-11778

10.48	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010	001-11778

10.49	*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.3	November 8, 2006	001-11778

10.50	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-K	10.54	February 27, 2009	001-11778

10.51	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-K	10.55	February 27, 2009	001-11778

10.52	*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009	001-11778

10.53	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004	001-11778

10.54	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.4	November 8, 2006	001-11778

10.55	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.1	May 8, 2008	001-11778

10.56	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-Q	10.2	May 8, 2008	001-11778

10.57	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan.	10-K	10.60	February 27, 2009	001-11778

10.58	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004	001-11778

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
10.59	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008	001-11778

10.60	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009	001-11778

10.61	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004	001-11778

10.62	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008	001-11778

10.63	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006	001-11778

10.64	*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006	001-11778

10.65	*	Revised Form of Performance Based Restricted Stock Award Terms Under the ACE Limited 2004 Long-Term Incentive Plan					X

10.66	*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007	001-11778

10.67	*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009	001-11778

10.68	*	ACE Limited Employee Stock Purchase Plan (as amended effective March 1, 2007)	10-K	10.69	February 27, 2009	001-11778

12.1		Ratio of earnings to fixed charges and preferred share dividends calculation					X

21.1		Subsidiaries of the Company					X

23.1		Consent of PricewaterhouseCoopers LLP					X

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Filed Herewith
101.1	The following financial information from ACE Limited’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010 and 2009; (ii) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008; and (v) Notes to the Consolidated Financial Statements.					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN G. GREENBERG Evan G. Greenberg	Chairman, President, Chief Executive Officer; Director	February 25, 2011

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	February 25, 2011

/S/ MARY A. CIRILLO Mary A. Cirillo	Director	February 25, 2011

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	February 25, 2011

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	February 25, 2011

/S/ JOHN A. KROL John A. Krol	Director	February 25, 2011

/S/ PETER MENIKOFF Peter Menikoff	Director	February 25, 2011

/S/ LEO F. MULLIN Leo F. Mullin	Director	February 25, 2011

/S/ THOMAS J. NEFF Thomas J. Neff	Director	February 25, 2011

Signature	Title	Date

/S/ ROBERT RIPP Robert Ripp	Director	February 25, 2011

/S/ THEODORE SHASTA Theodore Shasta	Director	February 25, 2011

/S/ OLIVIER STEIMER Olivier Steimer	Director	February 25, 2011

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

As of December 31, 2010, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2010, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ EVAN G. GREENBERG Evan G. Greenberg Chairman, President and Chief Executive Officer	/s/ PHILIP V. BANCROFT Philip V. Bancroft Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Responsibility for Financial Statements and Internal Controls Over Financial Reporting appearing under Item 15 (1). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2011

CONSOLIDATED BALANCE SHEETS

ACE LIMITED AND SUBSIDIARIES

December 31, 2010 and 2009 (in millions of U.S. dollars, except share and per share data)	2010	2009
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $36,542 and $38,985) (includes hybrid financial instruments of $416 and $354)	$37,539	$39,525
Fixed maturities held to maturity, at amortized cost (fair value – $9,461 and $3,561)	9,501	3,481
Equity securities, at fair value (cost – $666 and $398)	692	467
Short-term investments, at fair value and amortized cost	1,983	1,667
Other investments (cost – $1,511 and $1,258)	1,692	1,375
Total investments	51,407	46,515
Cash	772	669
Securities lending collateral	1,495	1,544
Accrued investment income	521	502
Insurance and reinsurance balances receivable	4,233	3,671
Reinsurance recoverable on losses and loss expenses	12,871	13,595
Reinsurance recoverable on policy benefits	281	298
Deferred policy acquisition costs	1,641	1,445
Value of business acquired	634	748
Goodwill and other intangible assets	4,664	3,931
Prepaid reinsurance premiums	1,511	1,521
Deferred tax assets	769	1,154
Investments in partially-owned insurance companies (cost – $357 and $314)	360	433
Other assets	2,196	1,954
Total assets	$83,355	$77,980
Liabilities
Unpaid losses and loss expenses	$37,391	$37,783
Unearned premiums	6,330	6,067
Future policy benefits	3,106	3,008
Insurance and reinsurance balances payable	3,282	3,295
Deposit liabilities	421	332
Securities lending payable	1,518	1,586
Payable for securities purchased	292	154
Accounts payable, accrued expenses, and other liabilities	2,958	2,349
Income taxes payable	116	111
Short-term debt	1,300	161
Long-term debt	3,358	3,158
Trust preferred securities	309	309
Total liabilities	60,381	58,313
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.57 and CHF 31.88 par value, 341,094,559 and 337,841,616 shares issued, 334,942,852 and 336,524,657 shares outstanding)	10,161	10,503
Common Shares in treasury (6,151,707 and 1,316,959 shares)	(330)	(3)
Additional paid-in capital	5,623	5,526
Retained earnings	5,926	2,818
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	1,594	823
Common Shares issued to employee trust	(2)	(2)
Total shareholders’ equity	22,974	19,667
Total liabilities and shareholders’ equity	$83,355	$77,980

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE LIMITED AND SUBSIDIARIES

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars, except per share data)	2010	2009	2008
Revenues
Net premiums written	$13,708	$13,299	$13,080
Change in unearned premiums	(204)	(59)	123
Net premiums earned	13,504	13,240	13,203
Net investment income	2,070	2,031	2,062
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(128)	(699)	(1,064)
Portion of OTTI losses recognized in other comprehensive income (OCI)	69	302	–
Net OTTI losses recognized in income	(59)	(397)	(1,064)
Net realized gains (losses) excluding OTTI losses	491	201	(569)
Total net realized gains (losses)	432	(196)	(1,633)
Total revenues	16,006	15,075	13,632
Expenses
Losses and loss expenses	7,579	7,422	7,603
Policy benefits	357	325	399
Policy acquisition costs	2,337	2,130	2,135
Administrative expenses	1,858	1,811	1,737
Interest expense	224	225	230
Other (income) expense	(16)	85	(39)
Total expenses	12,339	11,998	12,065
Income before income tax	3,667	3,077	1,567
Income tax expense	559	528	370
Net income	$3,108	$2,549	$1,197
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$1,526	$2,712	$(3,948)
Reclassification adjustment for net realized (gains) losses included in net income	(632)	75	1,189
	894	2,787	(2,759)
Change in:
Cumulative translation adjustment	(7)	568	(590)
Pension liability	11	(48)	23
Other comprehensive income, before income tax	898	3,307	(3,326)
Income tax expense (benefit) related to other comprehensive income items	(127)	(568)	647
Other comprehensive income (loss)	771	2,739	(2,679)
Comprehensive income (loss)	$3,879	$5,288	$(1,482)
Basic earnings per share	$9.15	$7.57	$3.52
Diluted earnings per share	$9.11	$7.55	$3.50

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE LIMITED AND SUBSIDIARIES

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars)	2010	2009	2008
Preferred Shares
Balance – beginning of year	$–	$–	$2
Preferred Shares redeemed	–	–	(2)
Balance – end of year	–	–	–
Common Shares
Balance – beginning of year	10,503	10,827	14
Net shares issued under employee share-based compensation plans	71	73	–
Exercise of stock options	30	5	6
Dividends declared on Common Shares-par value reduction	(443)	(402)	(178)
Common Shares stock dividend	–	–	10,985
Balance – end of year	10,161	10,503	10,827
Common Shares in treasury
Balance – beginning of year	(3)	(3)	–
Common Shares repurchased	(303)	–	–
Other Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	(24)	–	(3)
Balance – end of year	(330)	(3)	(3)
Additional paid-in capital
Balance – beginning of year	5,526	5,464	6,812
Net shares redeemed under employee share-based compensation plans	(64)	(77)	(14)
Exercise of stock options	23	10	91
Share-based compensation expense	139	121	126
Preferred Shares redeemed	–	–	(573)
Common Shares stock dividend	–	–	(990)
Tax (expense) benefit on share-based compensation expense	(1)	8	12
Balance – end of year	5,623	5,526	5,464
Retained earnings
Balance – beginning of year	2,818	74	9,080
Effect of partial adoption of fair value measurements standard	–	–	(4)
Effect of adoption of fair value option standard	–	–	6
Balance – beginning of year, adjusted for effect of adoption of new accounting principles	2,818	74	9,082
Effect of adoption of OTTI standard	–	195	–
Net income	3,108	2,549	1,197
Dividends declared on Common Shares	–	–	(186)
Dividends declared on Preferred Shares	–	–	(24)
Common Shares stock dividend	–	–	(9,995)
Balance – end of year	5,926	2,818	74
Deferred compensation obligation
Balance – beginning of year	2	3	3
Decrease to obligation	–	(1)	–
Balance – end of year	$2	$2	$3

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE LIMITED AND SUBSIDIARIES

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars)	2010	2009	2008
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$657	$(1,712)	$596
Effect of adoption of fair value option standard	–	–	(6)
Balance – beginning of year, adjusted for effect of adoption of new accounting principle	657	(1,712)	590
Effect of adoption of OTTI standard	–	(242)	–
Change in year, net of income tax (expense) benefit of $(152), $(481), and $457	742	2,611	(2,302)
Balance – end of year	1,399	657	(1,712)
Cumulative translation adjustment
Balance – beginning of year	240	(161)	231
Change in year, net of income tax (expense) benefit of $29, $(167), and $198	22	401	(392)
Balance – end of year	262	240	(161)
Pension liability adjustment
Balance – beginning of year	(74)	(43)	(58)
Change in year, net of income tax (expense) benefit of $(4), $17, and $(8)	7	(31)	15
Balance – end of year	(67)	(74)	(43)
Accumulated other comprehensive income (loss)	1,594	823	(1,916)
Common Shares issued to employee trust
Balance – beginning of year	(2)	(3)	(3)
Decrease in Common Shares	–	1	–
Balance – end of year	(2)	(2)	(3)
Total shareholders’ equity	$22,974	$19,667	$14,446

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE LIMITED AND SUBSIDIARIES

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars)	2010	2009	2008
Cash flows from operating activities
Net income	$3,108	$2,549	$1,197
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(432)	196	1,633
Amortization of premiums/discounts on fixed maturities	145	53	(1)
Deferred income taxes	116	(19)	(141)
Unpaid losses and loss expenses	(360)	298	1,300
Unearned premiums	262	102	(128)
Future policy benefits	48	67	212
Insurance and reinsurance balances payable	(172)	434	(26)
Accounts payable, accrued expenses, and other liabilities	130	(206)	638
Income taxes payable	10	13	46
Insurance and reinsurance balances receivable	50	(119)	(6)
Reinsurance recoverable on losses and loss expenses	626	518	(224)
Reinsurance recoverable on policy benefits	49	(51)	(9)
Deferred policy acquisition costs	(193)	(309)	(185)
Prepaid reinsurance premiums	(13)	24	(15)
Other	172	(215)	(190)
Net cash flows from operating activities	3,546	3,335	4,101
Cash flows used for investing activities
Purchases of fixed maturities available for sale	(29,985)	(31,789)	(24,537)
Purchases of to be announced mortgage-backed securities	(1,271)	(5,471)	(18,969)
Purchases of fixed maturities held to maturity	(616)	(472)	(366)
Purchases of equity securities	(794)	(354)	(971)
Sales of fixed maturities available for sale	23,096	23,693	21,087
Sales of to be announced mortgage-backed securities	1,183	5,961	18,340
Sales of fixed maturities held to maturity	–	11	–
Sales of equity securities	774	1,272	1,164
Maturities and redemptions of fixed maturities available for sale	3,660	3,404	2,780
Maturities and redemptions of fixed maturities held to maturity	1,353	514	445
Net derivative instruments settlements	(109)	(92)	32
Acquisition of subsidiaries (net of cash acquired of $80 in 2010 and $19 in 2008)	(1,139)	–	(2,521)
Other	(333)	99	(608)
Net cash flows used for investing activities	(4,181)	(3,224)	(4,124)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(435)	(388)	(362)
Common Shares repurchased	(235)	–	–
Proceeds from issuance of short-term debt	1,300	–	266
Repayment of short-term debt	(159)	(466)	(355)
Proceeds from issuance of long-term debt	699	500	1,245
Repayment of long-term debt	(500)	–	–
Proceeds from exercise of options for Common Shares	53	15	97
Proceeds from Common Shares issued under Employee Stock Purchase Plan (ESPP)	10	10	10
Tax (expense) benefit on share-based compensation expense	(1)	8	12
Dividends paid on Preferred Shares	–	–	(24)
Redemption of Preferred Shares	–	–	(575)
Net cash flows from (used for) financing activities	732	(321)	314
Effect of foreign currency rate changes on cash and cash equivalents	6	12	66
Net increase (decrease) in cash	103	(198)	357
Cash – beginning of year	669	867	510
Cash – end of year	$772	$669	$867
Supplemental cash flow information
Taxes paid	$434	$538	$403
Interest paid	$204	$228	$226

See accompanying notes to the consolidated financial statements

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

On December 28, 2010, ACE acquired all the outstanding common stock of Rain and Hail Insurance Services, Inc. (Rain and Hail) not previously owned by ACE for approximately $1.1 billion. Headquartered in Johnston, Iowa, Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. Prior to this transaction, ACE’s 20.1 percent share in Rain and Hail was recorded in Investments in partially-owned insurance companies.

On December 1, 2010, ACE acquired all of the net assets of Jerneh Insurance Berhad (Jerneh), a general insurance company in Malaysia, for approximately $218 million. Refer to Note 3.

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

• unpaid loss and loss expense reserves and future policy benefits reserves;

• the valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;

• reinsurance recoverable, including a provision for uncollectible reinsurance;

• the assessment of risk transfer for certain structured insurance and reinsurance contracts;

• the valuation of the investment portfolio and assessment of OTTI;

• the valuation of deferred tax assets;

• the valuation of derivative instruments related to guaranteed living benefits (GLB); and

• the valuation of goodwill.

Amounts included in the consolidated financial statements reflect the Company’s best estimates and assumptions; actual amounts could differ materially from these estimates.

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

For property and casualty (P&C) insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy. For retrospectively-rated multi-year policies, the amount of premiums recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise’s total contract costs before and after the experience under the contract at the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Mandatory reinstatement premiums assessed on reinsurance policies are earned in the period of the loss event that gave rise to the reinstatement premiums. All remaining unearned premiums are recognized over the remaining coverage period.

Premiums from long duration contracts such as certain traditional term life, whole life, endowment, and long duration personal accident and health (A&H) policies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such income to result in the recognition of profit over the life of the contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

c) Policy acquisition costs

Policy acquisition costs consist of commissions, premium taxes, and underwriting and other costs that vary with, and are primarily related to, the production of premium. A VOBA intangible asset is established upon the acquisition of blocks of long duration contracts and represents the present value of estimated net cash flows for the contracts in force at the time of the acquisition. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized. Policy acquisition costs on P&C contracts are generally amortized ratably over the period in which premiums are earned. Policy acquisition costs on long duration contracts are amortized over the estimated life of the contracts in proportion to premium revenue recognized. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period. For individual direct-response marketing campaigns that the Company can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over five years, the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in deferred policy acquisition costs was $327 million, $333 million, and $300 million at December 31, 2010, 2009, and 2008, respectively. The amortization expense for deferred marketing costs was $152 million, $135 million, and $124 million for the years ended December 31, 2010, 2009, and 2008, respectively.

d) Reinsurance

The Company assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve the Company of its primary obligation to its policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, ACE generally develops expected discounted cash flow analyses at contract inception. Deposit accounting is used for contracts that do not meet risk transfer requirements. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to recording premiums written or losses incurred in the statement of operations. Non-refundable fees on deposit contracts are earned based on the terms of the contract. Refer to Note 2 k).

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses and policy benefits that will be recovered from reinsurers, based on contracts in force. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of the Company’s ability to cede unpaid losses and loss expenses under its existing reinsurance contracts.

Reinsurance recoverable is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of the reinsurers and other factors. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that the Company will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
ACE LIMITED AND SUBSIDIARIES

uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which ACE believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

The value of reinsurance business assumed of $92 million and $111 million at December 31, 2010 and 2009, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 5 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

e) Investments

Fixed maturity investments are classified as either available for sale or held to maturity. The available for sale portfolio is reported at fair value. The held to maturity portfolio includes securities for which the Company has the ability and intent to hold to maturity or redemption and is reported at amortized cost. Equity securities are classified as available for sale and are recorded at fair value. Short-term investments comprise securities due to mature within one year of the date of purchase and are recorded at fair value which typically approximates cost. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

Other investments principally comprise life insurance policies, policy loans, trading securities, other direct equity investments, investment funds, and limited partnerships.

• Life insurance policies are carried at policy cash surrender value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

• Policy loans are carried at outstanding balance.

• Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in net income.

• Other investments over which ACE can exercise significant influence are accounted for using the equity method.

• All other investments over which ACE cannot exercise significant influence are carried at fair value with changes in fair value recognized through OCI. For these investments, investment income and realized gains are recognized as related distributions are received.

• Partially-owned investment companies comprise entities in which the Company holds an ownership interest in excess of three percent. These investments as well as ACE’s investments in investment funds where its ownership interest is in excess of three percent are accounted for under the equity method because ACE exerts significant influence. These investments apply investment company accounting to determine operating results, and ACE retains the investment company accounting in applying the equity method. This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

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

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of AOCI in shareholders’ equity. The Company regularly reviews its investments for OTTI. Refer to Note 4.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are the result of changing or unforeseen facts and circumstances (i.e., arising from a large insured loss such as a catastrophe), deterioration of the credit-worthiness of the issuer or its industry, or changes in regulatory requirements. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale.

The Company uses derivative instruments including futures, options, swaps, and foreign currency forward contracts for the purpose of managing certain investment portfolio risks and exposures. Refer to Note 10. Derivatives are reported at fair value and recorded in the accompanying consolidated balance sheets in Accounts payable, accrued expenses, and other liabilities with changes in fair value included in Net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in the investment portfolio.

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

Similar to securities lending arrangements, securities sold under reverse repurchase agreements, whereby the Company sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. The Company reports its obligation to return the cash as short-term debt.

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

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives, generally ranging from 4 to 20 years. The carrying amounts of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

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

Except for net loss and loss expense reserves of $69 million net of discount held at December 31, 2010, representing structured settlements for which the timing and amount of future claim payments are reliably determinable, the Company does not discount its P&C loss reserves. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers’ compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. The Company retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2010, the Company has a gross liability of $654 million for the amount due to claimants and reinsurance recoverables of $585 million for amounts due from the life insurance companies. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies are included in Other Assets, as they do not meet the requirements for reinsurance accounting. At December 31, 2010, there was $69 million included in Other Assets relating to structured settlements.

Included in unpaid losses and loss expenses are liabilities for asbestos and environmental (A&E) claims and expenses. These unpaid losses and loss expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment, including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years. With respect to crop business, prior to the acquisition of Rain and Hail, reports relating to the previous crop year(s) were normally received in subsequent calendar years and this typically resulted in adjustments to the previously

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

reported premiums, losses and loss expenses, and profit share commission. Following the acquisition, such information is available before the close of the calendar year. Commencing with the quarter ended September 30, 2009, prior period development for the crop business includes adjustments to both crop losses and loss expenses and the related crop profit share commission.

For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency remeasurement; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency revaluation, which is disclosed separately, these items are included in current year losses.

i) Future policy benefits

The development of long duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Such estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from one percent to seven percent at December 31, 2010 and 2009. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise its assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

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

Under reinsurance programs covering GLBs, the Company assumes the risk of guaranteed minimum income benefits (GMIB) and Guaranteed Minimum Accumulation Benefits (GMAB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The Company’s GLB reinsurance product meets the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income and classified as described below. As the assuming entity, the Company is obligated to provide coverage until the earlier of the expiration of the underlying guaranteed benefit or the treaty expiration date. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus includes a risk margin. The Company may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in policyholder behavior (i.e., increased annuitization or decreased lapse rates) although the Company expects the business to be profitable. The Company believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period. Refer to Note 5 c).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

k) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to recording ceded premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $144 million and $55 million at December 31, 2010 and 2009, respectively, are reflected in Other assets in the balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the statement of operations.

Non-refundable fees are earned based on contract terms. Non-refundable fees paid but unearned are reflected in Other assets in the balance sheet and earned fees are reflected in Other (income) expense in the statement of operations.

Deposit liabilities include reinsurance deposit liabilities of $351 million and $281 million and contract holder deposit funds of $70 million and $51 million at December 31, 2010 and 2009, respectively. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. The Company periodically reassesses the estimated ultimate liability and related expected rate of return. Changes to the amount of the deposit liability are reflected through Net investment income to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract and are sold with a guaranteed rate of return. The liability equals accumulated policy account values, which consist of the deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

l) Foreign currency remeasurement and translation

The Company determines the functional currency for each of its foreign operations, which are generally the currency of the local operating environment. Transactions in currencies other than a foreign operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in Net realized gains (losses).

m) Administrative expenses

Administrative expenses generally include all operating costs other than policy acquisition costs. The Insurance – North American segment manages and utilizes an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating results of ESIS are included within administrative expenses and were $85 million, $26 million, and $34 million for the years ended December 31, 2010, 2009, and 2008, respectively.

n) Income taxes

Income taxes have been recorded related to those operations subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Refer to Note 8. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The valuation allowance assessment considers tax planning strategies, where applicable.

The Company recognizes uncertain tax positions deemed more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

o) Earnings per share

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

p) Cash flow information

Premiums received and losses paid associated with the GLB reinsurance products, which as discussed previously meet the definition of a derivative instrument for accounting purposes, are included within cash flows from operating activities in the consolidated statement of cash flows. Cash flows, such as settlements and collateral requirements, associated with all other derivative instruments are included on a net basis within cash flows from investing activities in the consolidated statement of cash flows. Purchases, sales, and maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are classified with cash flows related to fixed maturities.

q) Derivatives

The Company recognizes all derivatives at fair value in the consolidated balance sheets. The Company participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2010 and 2009, the reinsurance of GLBs was the Company’s primary product falling into this category; and

(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

The Company did not designate any derivatives as accounting hedges during 2010, 2009, or 2008.

r) Share-based compensation

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

s) New accounting pronouncements

Adopted in 2010

Fair value measurements and disclosures

Accounting Standard Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06) includes provisions that amend Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, (Topic 820) to require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for interim and annual periods beginning after December 15, 2010.

Consolidation of variable interest entities and accounting for transfers of financial assets

ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16) and ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (ASU 2009-17) include provisions effective for interim and annual reporting periods beginning on January 1, 2010. ASU 2009-16 amends ASC Topic 860, Transfers and Servicing, by removing the exemption from consolidation for qualifying special purpose entities. This statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. ASU 2009-17 amends ASC Topic 810, Consolidation, to eliminate the quantitative approach previously required for determining the primary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of these provisions did not have a material impact on ACE’s financial condition or results of operations.

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

To be adopted after 2010

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26). The provisions of ASU 2010-26 modify the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance is effective for interim and annual reporting periods beginning on January 1, 2012, and may be applied prospectively or retrospectively. ACE is in the process of assessing the impact that the implementation of ASU 2010-26 will have on its financial condition and results of operations.

3. Acquisitions

On December 28, 2010, ACE acquired all the outstanding common stock of Rain and Hail not previously owned by ACE for approximately $1.1 billion in cash. Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. This acquisition is consistent with ACE’s strategy to expand its specialty lines business and provides further diversification of ACE’s global product mix.

Prior to the consummation of this business combination, ACE’s 20.1 percent ownership in Rain and Hail was recorded in Investments in partially-owned insurance companies. In accordance with GAAP, at the date of the business combination, ACE was deemed to have disposed of its 20.1 percent ownership interest and recognized 100 percent of the assets and liabilities of Rain and Hail at acquisition date fair value. In connection with this deemed disposition, ACE recognized a $175 million gain in Net realized gains (losses) in the consolidated statement of operations, which represents the excess of acquisition date fair value of the 20.1 percent ownership interest over the cost basis. Acquisition date fair value of the 20.1 percent ownership interest was determined by first calculating the implied fair value of 100 percent of Rain and Hail based on the purchase price for the net assets not previously owned by ACE at the acquisition date. The implied fair value of the 20.1 percent ownership interest was then reduced to reflect a noncontrolling interest discount. The consolidated financial statements include the results of Rain and Hail from December 28, 2010.

The acquisition generated $135 million of goodwill, none of which is expected to be deductible for income tax purposes and $523 million of other intangible assets based on ACE’s purchase price allocation. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – North American segment. Legal and other expenses incurred to complete the acquisition amounted to $2 million and are included in Other (income) expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents ACE’s best estimate of fair value of the assets and liabilities of Rain and Hail at December 28, 2010.

Condensed Balance Sheet of Rain and Hail at December 28, 2010 (in millions of U.S. dollars)
Assets
Investments and cash	$630
Insurance and reinsurance balances receivable	538
Goodwill and other intangible assets	658
Other assets	101
Total assets	$1,927
Liabilities and Shareholder’s Equity
Unpaid losses and loss expenses	$124
Unearned premiums	55
Deferred tax liabilities	179
Other liabilities	298
Total liabilities	656
Total shareholder’s equity	1,271
Total liabilities and shareholder’s equity	$1,927

The following table presents unaudited pro forma information for the years ended December 31, 2010 and 2009, assuming the acquisition of Rain and Hail occurred on January 1, 2009. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated on January 1, 2009, nor is it necessarily indicative of future operating results. Significant assumptions used to determine pro forma operating results include amortization of acquired intangible assets and the investment income opportunity cost related to the purchase price. Further, for pro forma information purposes, the gain recorded in connection with the deemed disposition discussed above is included in the year ended December 31, 2009.

(in millions of U.S. dollars, except per share data) (unaudited)	2010	2009
Pro forma:
Net premiums earned	$14,208	$14,040
Total revenues	$16,525	$16,056
Net income	$2,983	$2,891
Basic earnings per share	$8.78	$8.58
Diluted earnings per share	$8.74	$8.56

On December 1, 2010, ACE acquired the net assets of Jerneh, a general insurance company in Malaysia, for approximately $218 million in cash. The acquisitions of Rain and Hail and Jerneh were financed with cash on hand and the use of reverse repurchase agreements of $1 billion. Refer to Note 9.

4. Investments

a) Transfers of securities

As part of the Company’s fixed income diversification strategy, ACE has decided to hold certain additional securities to maturity. Because the Company has the intent to hold these securities to maturity, transfers of such securities with a total fair value of $6.8 billion were made during the third and fourth quarters of 2010 from Fixed maturities available for sale to Fixed maturities held to maturity. The net unrealized appreciation at the date of the transfer continues to be reported as a component of AOCI and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

b) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI.

	December 31, 2010
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
Available for sale
U.S. Treasury and agency	$2,904	$74	$(15)	$2,963	$–
Foreign	10,926	340	(80)	11,186	(28)
Corporate securities	12,902	754	(69)	13,587	(29)
Mortgage-backed securities	8,508	213	(205)	8,516	(228)
States, municipalities, and political subdivisions	1,302	15	(30)	1,287	–
	$36,542	$1,396	$(399)	$37,539	$(285)
Held to maturity
U.S. Treasury and agency	$1,105	$32	$(10)	$1,127	$–
Foreign	1,049	1	(37)	1,013	–
Corporate securities	2,361	12	(60)	2,313	–
Mortgage-backed securities	3,811	62	(27)	3,846	–
States, municipalities, and political subdivisions	1,175	5	(18)	1,162	–
	$9,501	$112	$(152)	$9,461	$–

	December 31, 2009
(in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
Available for sale
U.S. Treasury and agency	$3,680	$48	$(19)	$3,709	$–
Foreign	10,960	345	(160)	11,145	(37)
Corporate securities	12,707	658	(150)	13,215	(41)
Mortgage-backed securities	10,058	239	(455)	9,842	(227)
States, municipalities, and political subdivisions	1,580	52	(18)	1,614	–
	$38,985	$1,342	$(802)	$39,525	$(305)
Held to maturity
U.S. Treasury and agency	$1,026	$33	$(2)	$1,057	$–
Foreign	26	1	–	27	–
Corporate securities	313	10	(1)	322	–
Mortgage-backed securities	1,440	39	(10)	1,469	–
States, municipalities, and political subdivisions	676	11	(1)	686	–
	$3,481	$94	$(14)	$3,561	$–

As discussed in Note 4 d), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the years ended December 31, 2010 and 2009, $193 million and $196 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At December 31, 2010 and 2009, AOCI includes net unrealized depreciation of $99 million and $162 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 79 percent and 69 percent of the total mortgage-backed securities at December 31, 2010 and 2009, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and nongovernment mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities at December 31, 2010 and 2009, by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	2010		2009
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale; maturity period
Due in 1 year or less	$1,846	$1,985	$1,354	$1,352
Due after 1 year through 5 years	13,094	13,444	14,457	14,905
Due after 5 years through 10 years	10,276	10,782	9,642	10,067
Due after 10 years	2,818	2,812	3,474	3,359
	28,034	29,023	28,927	29,683
Mortgage-backed securities	8,508	8,516	10,058	9,842
	$36,542	$37,539	$38,985	$39,525
Held to maturity; maturity period
Due in 1 year or less	$400	$404	$755	$766
Due after 1 year through 5 years	1,983	2,010	1,096	1,129
Due after 5 years through 10 years	2,613	2,524	108	115
Due after 10 years	694	677	82	82
	5,690	5,615	2,041	2,092
Mortgage-backed securities	3,811	3,846	1,440	1,469
	$9,501	$9,461	$3,481	$3,561

c) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities at December 31, 2010 and 2009.

(in millions of U.S. dollars)	December 31 2010	December 31 2009
Cost	$666	$398
Gross unrealized appreciation	28	70
Gross unrealized depreciation	(2)	(1)
Fair value	$692	$467

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $160 million of gross unrealized loss at December 31, 2010. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities for the year ended December 31, 2010, of $14 million. Credit losses recognized in net income for corporate securities from the date of adoption to December 31, 2009 amounted to $59 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents the significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss at December 31, 2010, by sector and vintage.

Range of Significant Assumptions Used
Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2003 and prior	11%	22%
	2004	18-38%	37-59%
	2005	3-42%	48-80%
	2006-2007	11-65%	39-62%
ALT-A	2003 and prior	25%	41%
	2004	35%	48%
	2005	13-47%	49-62%
	2006-2007	32-59%	55-67%
Option ARM	2003 and prior	25%	37%
	2004	52%	45%
	2005	64-75%	57-66%
	2006-2007	69-78%	65-66%
Sub-prime	2003 and prior	48%	73%
	2004	50%	70%
	2005	65%	78%
	2006-2007	58-75%	72-86%

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities for the year ended December 31, 2010, of $32 million. Credit losses recognized in net income for mortgage-backed securities from the date of adoption to December 31, 2009, were $56 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents, for the years ended December 31, 2010, 2009, and 2008, the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused the Company to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) on investments.

(in millions of U.S. dollars)	2010	2009	2008
Fixed maturities:
OTTI on fixed maturities, gross	$(115)	$(536)	$(760)
OTTI on fixed maturities recognized in OCI (pre-tax)	69	302	–
OTTI on fixed maturities, net	(46)	(234)	(760)
Gross realized gains excluding OTTI	569	591	654
Gross realized losses excluding OTTI	(143)	(398)	(740)
Total fixed maturities	380	(41)	(846)
Equity securities:
OTTI on equity securities	–	(26)	(248)
Gross realized gains excluding OTTI	86	105	140
Gross realized losses excluding OTTI	(2)	(224)	(241)
Total equity securities	84	(145)	(349)
OTTI on other investments	(13)	(137)	(56)
Foreign exchange gains (losses)	(54)	(21)	23
Investment and embedded derivative instruments	58	68	(3)
Fair value adjustments on insurance derivative	(28)	368	(650)
S&P put options and futures	(150)	(363)	164
Other derivative instruments	(19)	(93)	83
Other	174	168	1
Net realized gains (losses)	432	(196)	(1,633)
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	451	2,723	(2,089)
Fixed maturities held to maturity	522	(6)	(2)
Equity securities	(44)	213	(363)
Other	(35)	162	(305)
Income tax (expense) benefit	(152)	(481)	457
Change in net unrealized appreciation (depreciation) on investments	742	2,611	(2,302)
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$1,174	$2,415	$(3,935)

The following table presents, for the year ended December 31, 2010, and for the nine month period from the date of adoption of the then new OTTI standard to December 31, 2009, a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI.

(in millions of U.S. dollars)	Year Ended December 31, 2010	Nine Months Ended December 31, 2009
Balance of credit losses related to securities still held-beginning of period	$174	$130
Additions where no OTTI was previously recorded	34	104
Additions where an OTTI was previously recorded	12	11
Reductions reflecting amounts previously recorded in OCI but subsequently reflected in net income	–	(2)
Reductions for securities sold during the period	(83)	(69)
Balance of credit losses related to securities still held-end of period	$137	$174

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

e) Other investments

The following table presents the fair value and cost of other investments at December 31, 2010 and 2009.

	2010		2009
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$329	$232	$310	$240
Limited partnerships	438	356	396	349
Partially-owned investment companies	703	703	475	475
Life insurance policies	118	118	97	97
Policy loans	54	54	52	52
Trading securities	37	35	42	42
Other	13	13	3	3
Total	$1,692	$1,511	$1,375	$1,258

Investment funds include one highly diversified funds investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 53 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio. Trading securities are comprised of $28 million of equity securities and $9 million of fixed maturities at December 31, 2010, compared with $31 million and $11 million, respectively, at December 31, 2009. The Company maintains rabbi trusts, the holdings of which include all of these trading securities in addition to life insurance policies. Refer to Note 12 f).

f) Investments in partially-owned insurance companies

The following table presents Investments in partially-owned insurance companies at December 31, 2010 and 2009.

	2010			2009
(in millions of U.S. dollars, except percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Freisenbruch-Meyer	$8	$5	40.0%	$9	$5	40.0%	Bermuda
ACE Cooperative Ins. Co. – Saudi Arabia	7	27	30.0%	–	–	N/A	Saudi Arabia
Huatai Insurance Company	229	207	21.3%	220	202	21.3%	China
Huatai Life Insurance Company	112	179	20.0%	74	125	20.0%	China
Island Heritage	4	27	10.8%	4	27	10.8%	Cayman Islands
Intrepid Re Holdings Limited	–	–	N/A	–	0.2	38.5%	Bermuda
Rain and Hail	–	–	N/A	126	613	20.7%	United States
Total	$360	$445		$433	$972.2

Huatai Insurance Company and Huatai Life Insurance Company are China-based entities which provide a range of P&C, life, and investment products.

g) Gross unrealized loss

At December 31, 2010, there were 4,682 fixed maturities out of a total of 19,998 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. Fixed maturities in an unrealized loss position at December 31, 2010, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase and included mortgage-backed securities that suffered a decline in value since their original date of purchase.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following tables present, for all securities in an unrealized loss position at December 31, 2010, and December 31, 2009 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
December 31, 2010 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$864	$(24.6)	$–	$–	$864	$(24.6)
Foreign	4,409	(79.0)	312	(37.6)	4,721	(116.6)
Corporate securities	3,553	(85.1)	273	(43.9)	3,826	(129.0)
Mortgage-backed securities	3,904	(67.3)	1,031	(165.1)	4,935	(232.4)
States, municipalities, and political subdivisions	1,115	(36.2)	79	(11.9)	1,194	(48.1)
Total fixed maturities	13,845	(292.2)	1,695	(258.5)	15,540	(550.7)
Equity securities	45	(1.9)	1	(0.3)	46	(2.2)
Other investments	66	(8.7)	–	–	66	(8.7)
Total	$13,956	$(302.8)	$1,696	$(258.8)	$15,652	$(561.6)

	0 – 12 Months		Over 12 Months		Total
December 31, 2009 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$1,952	$(19.4)	$21	$(1.1)	$1,973	$(20.5)
Foreign	2,568	(124.0)	363	(36.4)	2,931	(160.4)
Corporate securities	1,222	(52.3)	865	(99.1)	2,087	(151.4)
Mortgage-backed securities	1,731	(54.8)	1,704	(409.7)	3,435	(464.5)
States, municipalities, and political subdivisions	455	(13.9)	60	(5.0)	515	(18.9)
Total fixed maturities	7,928	(264.4)	3,013	(551.3)	10,941	(815.7)
Equity securities	111	(1.3)	–	–	111	(1.3)
Other investments	81	(16.4)	–	–	81	(16.4)
Total	$8,120	$(282.1)	$3,013	$(551.3)	$11,133	$(833.4)

h) Net investment income

The following table presents the source of net investment income for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Fixed maturities	$2,071	$1,985	$1,972
Short-term investments	34	38	109
Equity securities	26	54	93
Other	44	48	(20)
Gross investment income	2,175	2,125	2,154
Investment expenses	(105)	(94)	(92)
Net investment income	$2,070	$2,031	$2,062

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

i) Restricted assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. The Company also has investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at December 31, 2010, are fixed maturities and short-term investments totaling $12 billion and cash of $104 million. The following table presents the components of the restricted assets at December 31, 2010 and 2009.

(in millions of U.S. dollars)	December 31 2010	December 31 2009
Trust funds	$8,200	$8,402
Deposits with non-U.S. regulatory authorities	2,289	2,475
Deposits with U.S. regulatory authorities	1,384	1,199
Other pledged assets	190	245
	$12,063	$12,321

5. Reinsurance

a) Consolidated reinsurance

The Company purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge the primary liability of the Company. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. The following table presents direct, assumed, and ceded premiums for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Premiums written
Direct	$15,887	$15,467	$15,815
Assumed	3,624	3,697	3,427
Ceded	(5,803)	(5,865)	(6,162)
Net	$13,708	$13,299	$13,080
Premiums earned
Direct	$15,780	$15,415	$16,087
Assumed	3,516	3,768	3,260
Ceded	(5,792)	(5,943)	(6,144)
Net	$13,504	$13,240	$13,203

For the years ended December 31, 2010, 2009, and 2008, the Company recorded reinsurance recoveries on losses and loss expenses incurred of $3.3 billion, $3.7 billion, and $3.3 billion, respectively.

b) Reinsurance recoverable on ceded reinsurance

The following table presents the composition of the Company’s reinsurance recoverable on losses and loss expenses at December 31, 2010 and 2009.

(in millions of U.S. dollars)	2010	2009
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,149	$12,745
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	722	850
Net reinsurance recoverable on losses and loss expenses	$12,871	$13,595

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The Company evaluates the financial condition of its reinsurers and potential reinsurers on a regular basis and also monitors concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. Provisions have been established for amounts estimated to be uncollectible. At December 31, 2010 and 2009, the Company recorded a provision for uncollectible reinsurance of $530 million and $582 million, respectively.

The following tables present a listing, at December 31, 2010, of the categories of the Company’s reinsurers. The first category, largest reinsurers, represents all reinsurers where the gross recoverable exceeds one percent of ACE’s total shareholders’ equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Other pools and government agencies include amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. Structured settlements include annuities purchased from life insurance companies to settle claims. Since the Company retains the ultimate liability in the event that the life company fails to pay, it reflects the amount as a liability and a recoverable/receivable for GAAP purposes. Other captives include companies established and owned by the Company’s insurance clients to assume a significant portion of their direct insurance risk from the Company (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally the Company’s policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, Other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. The Company establishes its provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of the Company’s collection experience in similar situations.

(in millions of U.S. dollars, except percentages)	2010	Provision	% of Gross
Categories
Largest reinsurers	$6,789	$111	1.6%
Other reinsurers balances rated A- or better	2,931	46	1.6%
Other reinsurers balances with ratings lower than A- or not rated	715	115	16.1%
Other pools and government agencies	147	8	5.4%
Structured settlements	585	21	3.6%
Other captives	1,838	41	2.2%
Other	396	188	47.5%
Total	$13,401	$530	4.0%

Largest Reinsurers
Berkshire Hathaway Insurance Group	Munich Re Group	Swiss Re Group
Everest Re Group	National Workers Compensation	Transatlantic Holdings
HDI Re Group (Hanover Re)	Reinsurance Pool	XL Capital Group
Lloyd’s of London	Partner Re

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

c) Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance for the periods indicated. GLBs include GMIBs as well as some GMABs originating in Japan.

(in millions of U.S. dollars)	2010	2009	2008
GMDB
Net premiums earned	$109	$104	$124
Policy benefits and other reserve adjustments	$99	$111	$183
GLB
Net premiums earned	$164	$159	$150
Policy benefits and other reserve adjustments	29	20	31
Realized gains (losses)	(64)	368	(650)
Gain (loss) recognized in income	$71	$507	$(531)
Effect of partial adoption of fair value measurements standard	$–	$–	$4
Net cash received	$160	$156	$150
Net (increase) decrease in liability	$(89)	$351	$(685)

At December 31, 2010, reported liabilities for GMDB and GLB reinsurance were $185 million and $648 million, respectively, compared with $212 million and $559 million, respectively, at December 31, 2009. The reported liability for GLB reinsurance of $648 million at December 31, 2010, and $559 million at December 31, 2009, includes a fair value derivative adjustment of $507 million and $443 million, respectively. Included in “Net realized gains (losses)” in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments; the gains (losses) related to foreign exchange for the years ended December 31, 2010, 2009, and 2008, were $(36) million, $8 million, and $(51) million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

GMDB reinsurance

At December 31, 2010 and 2009, the Company’s net amount at risk from its GMDB reinsurance programs was $2.9 billion and $3.8 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2010, and December 31, 2009, respectively);

• there are no lapses or withdrawals;

• mortality according to 100 percent of the Annuity 2000 mortality table; and

• future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2 to 3 percent.

At December 31, 2010, if all of the Company’s cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable by the Company, taking into account all appropriate claims limits, would be approximately $1.4 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

GLB reinsurance

At December 31, 2010 and 2009, the Company’s net amount at risk from its GLB reinsurance programs was $719 million and $683 million, respectively. For GLB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2010, and December 31, 2009, respectively);

• there are no deaths, lapses, or withdrawals;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

• policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the Company’s reinsurance contracts;

• for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve; and

• future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1 to 2 percent.

The average attained age of all policyholders under all benefits reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 66.

6. Intangible assets

Included in Goodwill and other intangible assets at December 31, 2010, are goodwill of $4 billion and other intangible assets of $634 million.

The following table presents a roll-forward of Goodwill by business segment for the years ended December 31, 2010 and 2009. On April 1, 2008, ACE acquired all outstanding shares of Combined Insurance Company of America and certain of its subsidiaries (Combined Insurance), generating $882 million of goodwill. The purchase price allocation adjustments in the following table reflect the final allocation of goodwill generated on the Combined Insurance acquisition to reporting segments.

(in millions of U.S. dollars)	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2008	$1,205	$1,366	$365	$686	$3,622
Purchase price allocation adjustments	–	(65)	–	61	(4)
Foreign exchange revaluation and other	–	196	–	–	196
Balance at December 31, 2009	$1,205	$1,497	$365	$747	$3,814
Purchase price allocation adjustment	–	–	–	3	3
Acquisition of Rain and Hail	135	–	–	–	135
Acquisition of Jerneh	–	94	–	–	94
Foreign exchange revaluation and other	11	(27)	–	–	(16)
Balance at December 31, 2010	$1,351	$1,564	$365	$750	$4,030

Included in the other intangible assets balance at December 31, 2010, are intangible assets subject to amortization of $541 million and intangible assets not subject to amortization of $93 million. Intangible assets subject to amortization include agency relationships, software, client lists, and renewal rights, primarily attributable to the acquisitions of Rain and Hail and Combined Insurance. The majority of the balance of intangible assets not subject to amortization relates to Lloyd’s of London (Lloyd’s) Syndicate 2488 capacity. Amortization expense related to other intangible assets amounted to $9 million, $11 million, and $12 million for the years ended December 31, 2010, 2009, and 2008, respectively. Amortization expense related to other intangible assets is estimated to be between approximately $26 million and $37 million for each of the next five fiscal years.

The following table presents a roll-forward of VOBA, which was generated from the Combined Insurance acquisition, for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Balance, beginning of year	$748	$823	$–
Acquisition of Combined Insurance	–	–	1,040
Amortization expense	(111)	(130)	(84)
Foreign exchange revaluation	(3)	55	(133)
Balance, end of year	$634	$748	$823

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents the estimated amortization expense related to VOBA for the next five years.

(in millions of U.S. dollars)	Year ending December 31
2011	$93
2012	67
2013	56
2014	49
2015	43
Total	$308

7. Unpaid losses and loss expenses

Property and casualty

The Company establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. The Company continually evaluates its estimates of reserves in light of developing information and in light of discussions and negotiations with its insureds. While the Company believes that its reserves for unpaid losses and loss expenses at December 31, 2010, are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable, and would be reflected in the Company’s results of operations in the period in which the estimates are changed.

The following table presents a reconciliation of unpaid losses and loss expenses for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Gross unpaid losses and loss expenses, beginning of year	$37,783	$37,176	$37,112
Reinsurance recoverable on unpaid losses(1)	(12,745)	(12,935)	(13,520)
Net unpaid losses and loss expenses, beginning of year	25,038	24,241	23,592
Acquisition of subsidiaries	145	–	353
Total	25,183	24,241	23,945
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,091	8,001	8,417
Prior years	(512)	(579)	(814)
Total	7,579	7,422	7,603
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,689	2,493	2,699
Prior years	4,724	4,455	3,628
Total	7,413	6,948	6,327
Foreign currency revaluation and other	(107)	323	(980)
Net unpaid losses and loss expenses, end of year	25,242	25,038	24,241
Reinsurance recoverable on unpaid losses(1)	12,149	12,745	12,935
Gross unpaid losses and loss expenses, end of year	$37,391	$37,783	$37,176

(1) Net of provision for uncollectible reinsurance

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Net losses and loss expenses incurred includes $512 million, $579 million, and $814 million, of net favorable prior period development in the years ended December 31, 2010, 2009, and 2008, respectively. The following is a summary of prior period development for the periods indicated. The remaining net development for long-tail and short-tail business for each segment was comprised of numerous favorable and adverse movements across lines and accident years.

Insurance – North American

Insurance – North American’s active operations experienced net favorable prior period development of $239 million in 2010, representing 1.5 percent of net unpaid reserves at December 31, 2009. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $102 million on long-tail business included $49 million within the financial solutions business, primarily in the 2000 and prior accident years; favorable development of $105 million in the portfolios of D&O and E&O, primarily in the 2006 and prior accident years partially offset by adverse movements in the 2007-2009 years; and favorable development of $54 million on the national accounts portfolio primarily in the 2005, 2006, and 2009 accident years. Partially offsetting this favorable development was adverse development of $91 million in excess casualty businesses principally arising in the 2007 accident year; and adverse development of $30 million in small and middle market guaranteed cost workers’ compensation portfolios on accident years 2008 and subsequent. Net prior period development also included favorable development of $15 million on other lines across a number of accident years, due primarily to following better than expected loss emergence. Net favorable development of $137 million on short-tail business included favorable development of $41 million in the crop/hail business associated with recording the most recent bordereaux for the 2009 and prior crop years; and favorable development of $96 million in property, aviation, inland and recreational marine, political risk, and other short-tailed exposures principally in accident years 2007-2009.

Insurance – North American’s runoff operations experienced net adverse prior period development of $132 million in 2010, representing 0.8 percent of net unpaid reserves at December 31, 2009. Net prior period development was the net result of several underlying favorable and adverse movements, including adverse development of $114 million in the Westchester and Brandywine runoff operations, impacting accident years 1999 and prior, including $89 million related to the completion of the reserve review during 2010, and adverse development of $18 million on runoff CIS workers’ compensation following emergence of higher than expected medical costs impacting accident years 2000 and prior.

Insurance – North American’s active operations experienced net favorable prior period development of $267 million in 2009, representing 1.7 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $162 million on long-tail business included favorable development of $42 million in foreign casualty product lines primarily impacting accident years 2004-2006; favorable development of $52 million on national accounts loss sensitive accounts unit impacting the 2005-2007 accident years; favorable development of $33 million on ACE Financial Solutions business unit concentrated in policies issued in the 2004-2006 years; and favorable development of $35 million on all other long-tail lines, including the programs division and medical risk business, concentrated within the 2006 and prior accident years. Net favorable development of $105 million on short-tail business included favorable development of $49 million mainly on political risk business, short-tail lines in the programs division, and recreational marine business, primarily relating to the 2004-2008 accident years; and favorable development of $56 million in other lines including property, crop, A&H, and other lines principally in accident years 2005-2007.

Insurance – North American’s runoff operations experienced net adverse prior period development of $88 million in 2009, representing 0.5 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements, including adverse development of $80 million in the Brandywine operations impacting accident years 1999 and prior.

Insurance – North American experienced net favorable prior period development of $351 million in 2008, representing 2.4 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2010 representing 4.3 percent of net unpaid reserves at December 31, 2009. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $159 million on long-tail business included favorable development of $241 million in casualty (primary and excess) and financial lines for accident years 2006 and prior, and adverse development of $82 million in the casualty (primary and excess) and financial lines book for accident years 2007-2009. Net favorable development of $131 million on short-tail business included property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally on accident years 2007-2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Insurance – Overseas General experienced net favorable prior period development of $255 million in 2009, representing 4.2 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $140 million on long-tail business included favorable development of $201 million on the 2005 and prior accident years in casualty and financial lines, partially offset by $70 million of adverse development primarily relating to the 2008 accident year for financial lines. Net favorable development of $115 million on short-tail business included favorable development of $94 million in the property and energy, A&H, and marine lines of business mainly in accident years 2003-2008; and favorable development of $21 million on other lines including aviation relating to the 2005 and prior accident years.

Insurance – Overseas General experienced net favorable prior period development of $304 million in 2008, representing 4.7 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $106 million in 2010 representing 4.7 percent of net unpaid reserves at December 31, 2009. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $72 million on long-tail business included net favorable development of $96 million principally in treaty years 2003-2006 across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). Net favorable development of $34 million on short-tail business, primarily in treaty years 2003-2008 across property lines, included property catastrophe, trade credit, and surety.

Global Reinsurance experienced net favorable prior period development of $142 million in 2009, representing 5.6 percent of net unpaid reserves at December 31, 2008. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $93 million on long-tail business was principally related to treaty years 2003-2005 across a number of portfolios (professional liability, D&O, casualty and medical malpractice). Net favorable development of $49 million on short-tail business included property and trade credit-related lines.

Global Reinsurance experienced net favorable prior period development of $159 million in 2008, representing 5.9 percent of the segment’s net unpaid loss and loss expense reserves at December 31, 2007.

Life

Life experienced net favorable prior period development of $9 million in 2010 representing 4.0 percent of net unpaid reserves at December 31, 2009. Net prior period development was the net result of several underlying favorable and adverse movements. The favorable development was mainly related to accident year 2009 in short-tail A&H.

Life experienced net favorable prior period development of $3 million on short-tail A&H business in 2009, representing 1.4 percent of net unpaid reserves at December 31, 2008. Life experienced no net prior period development in 2008.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

During 2010, ACE conducted its annual internal, ground-up review of its consolidated A&E liabilities as at December 31, 2009. As a result of the internal review, the Company increased its net loss reserves for the Brandywine operations, including A&E, by $84 million (net of reinsurance provided by NICO), while the gross loss reserves increased by $247 million. In addition, the Company increased gross loss reserves for Westchester Specialty’s A&E and other liabilities by $23 million, while the net loss reserves increased by $5 million. An internal review was also conducted during 2009 of consolidated A&E liabilities as at December 31, 2008. As a result of that internal review, the Company increased net loss reserves for the Brandywine operations, including A&E, by $44 million (net of reinsurance provided by NICO), while the gross loss reserves increased by $198 million. This review also resulted in the Company decreasing gross loss reserves for Westchester Specialty’s A&E and other liabilities by $64 million, while the net loss reserves did not change.

In 2010, in addition to ACE’s annual internal review, a team of external actuaries performed an evaluation as to the adequacy of the reserves of Century. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. The difference between the conclusions of the internal and external reviews is an immaterial amount on a net basis after giving effect to the reserve increases for the Brandywine operations described above.

ACE’s A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

The table below presents a roll forward of ACE’s consolidated A&E loss reserves (excluding other run-off liabilities), allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables for the year ended December 31, 2010.

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2009 (1)	$2,229	$1,123	$246	$234	$2,475	$1,357
Incurred activity	223	103	34	4	257	107
Payment activity	(323)	(147)	(74)	(40)	(397)	(187)
Foreign currency revaluation	1	(1)	(1)	–	–	(1)
Balance at December 31, 2010	$2,130	$1,078	$205	$198	$2,335	$1,276

(1) Unallocated loss expense reserves have been removed from December 31, 2009 balances, resulting in reductions to asbestos gross and net reserves of $64 million and $52 million, respectively, and Environmental gross and net reserves of $6 million and $5 million, respectively. Prior disclosures have included an estimated allocation of reserves for unallocated loss expenses.

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2010, of $1.276 billion shown in the table above are comprised of $957 million in reserves in respect of Brandywine operations, $122 million of reserves held by Westchester Specialty, $101 million of reserves held by ACE Bermuda and $96 million of reserves held by Insurance – Overseas General. The incurred activity of $107 million is the result of adverse activity in Brandywine and Westchester of $94 million and $26 million, respectively, offset by favorable activity in Insurance – Overseas General of $13 million on the provision for uncollectible reinsurance. A portion of the Brandywine incurred activity reflects the allocation of reserve balances for assumed reinsurance and bad debt between A&E and other reserves.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by NICO under two aggregate excess of loss contracts described below (collectively, the NICO contracts). ACE excludes the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities. The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependent on the timing of the payment of the related claims. ACE’s ability to make an estimate of this split is not practicable. ACE believes, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts. With certain exceptions, the NICO contracts provide coverage for the net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE’s retention levels. These exceptions include losses arising from certain operations of Insurance – Overseas General and participation by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement. The table presents Brandywine activity for the year ended December 31, 2010.

	Brandywine			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other(1)	Total
Balance at December 31, 2009(2)	$1,022	$953	$1,975	$1,140	$835
Incurred activity	94	(13)	81	–	81
Paid activity	(159)	(59)	(218)	(212)	(6)
Balance at December 31, 2010	$957	$881	$1,838	$928	$910

(1) Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business. The Other balance was increased by $22 million at December 31, 2009, to more properly reflect bad debt reserves as part of Brandywine.

(2) Unallocated loss expense reserves have been removed from the December 31, 2009 balances, resulting in reductions to A&E reserves of $49 million, and Other reserves of $16 million.

The incurred activity of $81 million was primarily related to the internal review of consolidated A&E liabilities as discussed above. As part of the internal review, the allocation of reserve balances for assumed reinsurance and bad debt was updated resulting in an increase to reserves allocated to A&E offset by a corresponding reduction to Other reserves.

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the acquisition of Westchester Specialty in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2010, the remaining unused incurred limit under the 1998 NICO Agreement was $518 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement was exhausted on a paid basis in the third quarter of 2009.

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers. The table presents activity for the year ended December 31, 2010.

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	Total
Balance at December 31, 2009(1)	$100	$104	$204	$188	$16
Incurred activity	26	(12)	14	11	3
Paid activity	(4)	(5)	(9)	(13)	4
Balance at December 31, 2010	$122	$87	$209	$186	$23

(1)Unallocated loss expense reserves have been removed from the December 31, 2009 balances, resulting in reductions to A&E reserves of $10 million, and Other reserves of $3 million.

Brandywine run-off entities

In addition to housing a significant portion of ACE’s A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. ACE’s Brandywine operations are comprised of Century (a Pennsylvania insurer) and Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC). The Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

During the quarter ended June 30, 2010, in order to better align assets and liabilities, Brandywine Holdings Corporation transferred its ownership of CIRC stock to Century. Thus, Century (which reinsures substantially all of CIRC’s liabilities) became the direct parent of CIRC and Century’s statutory surplus rose above the $25 million required by the 1996 Pennsylvania Insurance Department Restructuring Order. The realignment of CIRC as a subsidiary of Century increased Century’s surplus and strengthened its ability to meet its future obligations, including its obligations as a reinsurer of the ACE active companies. The transfer of CIRC stock increased Century’s assets by $169 million and resulted in (a) the elimination of Century’s reserve cession to the aggregate excess of loss agreement, described below (the XOL) and (b) an increase in Century’s surplus by $26 million to $51 million as of June 30, 2010. Century’s increased statutory surplus position allowed it to satisfy certain balances payable to ACE active companies under another affiliate reinsurance agreement. Due to a contractual provision, these balances were prohibited from being paid to ACE active companies while Century was ceding statutory reserves under the XOL.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of the XOL.

INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine Restructuring Order, the full balance of the Dividend Retention Fund was contributed to Century as at December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2010, $15 million was withheld from such dividends and deposited in the Dividend Retention Fund by INA Financial Corporation. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an XOL, triggered if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2010, was $25 million and approximately $88 million in statutory-basis losses have been ceded to the XOL on an inception-to-date basis. Century reports the amount ceded under the XOL in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the XOL on an undiscounted basis, ACE adjusts the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2010, approximately $390 million in undiscounted losses were ceded under the XOL, leaving a remaining limit of coverage under that agreement of approximately $410 million. At December 31, 2009, the remaining limit of coverage under the agreement was $298 million on an undiscounted basis.

While ACE believes it has no legal obligation to fund losses above the XOL limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and XOL commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. At December 31, 2010 and 2009, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $758 million and $1.2 billion, respectively. At December 31, 2010 and 2009, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.7 billion and $2.8 billion, respectively. ACE believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired at this time. A substantial portion of the liabilities ceded to Century by its affiliates have, in turn, been ceded by Century to NICO and, at December 31, 2010 and 2009, remaining cover on a paid loss basis was approximately $927 million and $1.14 billion, respectively. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. Losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were, in the aggregate, approximately $453 million and $629 million at December 31, 2010 and 2009, respectively.

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

The following table presents the income tax provision for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Current tax expense	$443	$547	$511
Deferred tax expense (benefit)	116	(19)	(141)
Provision for income taxes	$559	$528	$370

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The weighted-average expected tax provision has been calculated using pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted-average tax rate for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Expected tax provision at weighted-average rate	$614	$560	$353
Permanent differences:
Tax-exempt interest and DRD, net of proration	(20)	(25)	(25)
Non-taxable acquisition gain	(61)	–	–
Net withholding taxes	15	14	16
Change in valuation allowance	(3)	(48)	1
Other	14	27	25
Total provision for income taxes	$559	$528	$370

The following table presents the components of the net deferred tax assets at December 31, 2010 and 2009.

(in millions of U.S. dollars)	2010	2009
Deferred tax assets:
Loss reserve discount	$852	$877
Unearned premiums reserve	87	83
Foreign tax credits	952	855
Investments	51	35
Provision for uncollectible balances	132	145
Loss carry-forwards	57	102
Other, net	114	146
Cumulative translation adjustment	2	–
Total deferred tax assets	2,247	2,243
Deferred tax liabilities:
Deferred policy acquisition costs	100	73
VOBA and other intangible assets	367	188
Un-remitted foreign earnings	718	657
Unrealized appreciation on investments	262	110
Cumulative translation adjustment	–	27
Total deferred tax liabilities	1,447	1,055
Valuation allowance	31	34
Net deferred tax assets	$769	$1,154

The valuation allowance of $31 million at December 31, 2010, and $34 million at December 31, 2009, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

At December 31, 2010, the Company has a U.S. capital loss carry-forward of $131 million which, if unutilized, will expire in the years 2013-2014, a U.S. net operating loss carry-forward of $30 million, which, if unutilized, will expire in the years 2021-2029, and a foreign tax credit carry-forward in the amount of $105 million which, if unutilized, will expire in the years 2014 -2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009.

(in millions of U.S. dollars)	2010	2009
Balance, beginning of year	$155	$150
Additions based on tax positions related to the current year	1	1
Additions (reductions) for tax positions of prior years	(17)	4
Balance, end of year	$139	$155

Included in the balance at December 31, 2010 and 2009, is $1 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits as at December 31, 2010, that would affect the effective tax rate, if recognized, is $138 million.

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, the Company has recorded $19 million and $20 million, respectively, in liabilities for tax-related interest in its consolidated balance sheet.

In June 2010, the Company reached final settlement with the IRS Appeals Division regarding the Company’s federal tax returns for 2002, 2003, and 2004. As a result of the settlement, the Company reduced the amount of its unrecognized tax benefits including interest by approximately $21 million. During the quarter ended June 30, 2010, the IRS completed its field examination of the Company’s federal tax returns for 2005, 2006, and 2007 and has proposed several adjustments principally involving transfer pricing and other insurance-related matters. In July 2010, the Company filed a written protest with the IRS seeking review by the IRS Appeals Division. While it is reasonably possible that a significant change in the Company’s unrecognized tax benefits could occur in the next 12 months, the Company believes that the outcome of the appeal will not have a material impact on the Company’s financial condition or results of operations. The IRS commenced its field examination of the Company’s federal tax returns for 2008 and 2009 during January, 2011. With few exceptions, the Company’s significant U.K. subsidiaries remain subject to examination for tax years 2007 and later.

9. Debt

The following table presents the Company’s debt at December 31, 2010 and 2009.

(in millions of U.S. dollars)	2010	2009
Short-term debt
ACE Limited revolving credit facility	$300	$–
Reverse repurchase agreements	1,000	–
ACE European Holdings due 2010	–	161
	$1,300	$161
Long-term debt
ACE INA senior notes due 2014	500	500
ACE INA senior notes due 2015	447	446
ACE INA senior notes due 2015	699	–
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	300
ACE INA senior notes due 2019	500	500
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	299	298
Other	13	14
ACE INA term loan due 2011	–	50
ACE INA term loan due 2013	–	450
	$3,358	$3,158
Trust Preferred Securities
ACE INA capital securities due 2030	$309	$309

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

a) Short-term debt

At December 31, 2010, in connection with the financing of the acquisition of Rain and Hail, short-term debt includes reverse repurchase agreements totaling $1 billion. In addition, $300 million in borrowings against ACE’s revolving credit facility were outstanding at December 31, 2010. Refer to Note 10 d).

b) ACE European Holdings notes

In December 2010, ACE European Holdings No. 2 Ltd. repaid a £100 million syndicated five-year term loan that was due. This term loan agreement was entered into in December 2005. At the date of repayment, the U.S. dollar equivalent of the amount repaid was $159 million. The interest rate on this unsecured loan was 5.25 percent.

c) ACE INA term loans, notes, and debentures

In December 2008, ACE INA entered into a $66 million dual tranche floating interest rate term loan agreement. The first tranche, a $50 million three-year term loan due December 2011, had a floating interest rate based on LIBOR. Simultaneously, the Company entered into a swap transaction that had the economic effect of fixing the interest rate, excluding fees and expenses, at 5.61 percent for the full term of the loan. In December 2010, ACE repaid this loan and exited the swap. The second tranche, a $16 million nine-month term loan, due and repaid in September 2009, had a floating interest rate based on LIBOR. Simultaneously, the Company entered into a swap transaction that had the economic effect of fixing the interest rate, excluding fees and expenses, at 3.02 percent for the full term of the loan. The obligation of the borrower under this unsecured loan agreement was guaranteed by ACE Limited.

In April 2008, as part of the financing of the Combined Insurance acquisition, ACE INA entered into a $450 million floating interest rate syndicated term loan agreement due April 2013. The floating interest rate was based on LIBOR plus 0.65 percent. Simultaneously, the Company entered into a $450 million swap transaction that had the economic effect of fixing the interest rate at 4.15 percent for the term of the loan. In December 2010, ACE repaid this loan and exited the swap. The obligation of the borrower under this unsecured loan agreement was guaranteed by ACE Limited.

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

In November 2010, ACE INA issued $700 million of 2.6 percent senior notes due November 2015. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by the Company and they rank equally with all of the Company’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

d) ACE INA capital securities

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

e) Other long-term debt

In August 2005, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75 percent due September 2020. The proceeds from PIDA were restricted for purposes of defraying construction costs of a new office building. Principal and interest are payable on a monthly basis. The current balance outstanding is $7 million.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

Under reinsurance programs covering GLBs, the Company assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The Company’s GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within Accounts payable, accrued expenses, and other liabilities (AP). The Company also maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business.

In relation to certain debt issuances, the Company has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At December 31, 2010, ACE had no in force interest rate swaps having exited such positions upon the repayment of related debt issuances during the fourth quarter of 2010.

ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

The Company carries all derivative instruments at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of the Company’s derivative instruments at December 31, 2010 and 2009.

		2010		2009
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$3	$729	$6	$393
Futures contracts on money market instruments	AP	3	4,297	4	4,711
Futures contracts on notes and bonds	AP	5	676	(2)	500
Options on money market instruments	AP	–	1	–	200
Options on notes and bonds futures	AP	–	–	(1)	200
Convertible bonds	FM AFS	416	382	354	354
TBAs	FM AFS	101	98	11	10
		$528	$6,183	$372	$6,368
Other derivative instruments
Futures contracts on equities	AP	$(25)	$1,069	$(9)	$960
Options on equity market indices	AP	46	250	56	250
Interest rate swaps	AP	–	–	(24)	500
Credit default swaps	AP	4	350	2	350
Other	AP	–	17	12	37
		$25	$1,686	$37	$2,097
GLB(1)	AP/FPB	$(648)	$719	$(559)	$683
(1) Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations for the years ended December 31, 2010 and 2009.

(in millions of U.S. dollars)	2010	2009
Investment and embedded derivative instruments
Foreign currency forward contracts	$21	$(14)
All other futures contracts and options	29	6
Convertible bonds	7	82
TBAs	1	(6)
	$58	$68
GLB and other derivative instruments
GLB	$(28)	$368
Futures contracts on equities	(140)	(268)
Options on equity market indices	(10)	(95)
Interest rate swaps	(21)	(22)
Credit default swaps	1	(75)
Other	1	4
	$(197)	$(88)
	$(139)	$(20)

Derivative instrument objectives

(i) Foreign currency exposure management

A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. The Company uses forwards to minimize the effect of fluctuating foreign currencies.

(ii) Duration management and market exposure

Futures

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. Exchange-traded bond and note futures contracts are used in fixed maturity portfolios as substitutes for ownership of the bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed. Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GLB reinsurance business.

Options

An option contract conveys to the holder the right, but not the obligation, to purchase or sell a specified amount or value of an underlying security at a fixed price. Option contracts are used in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the duration of the fixed maturity portfolio. By using options in the portfolio, the overall interest rate sensitivity of the portfolio can be reduced. Option contracts may also be used as an alternative to futures contracts in the Company’s synthetic strategy as described above. Another use for option contracts is to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GLB reinsurance business. The price of an option is influenced by the underlying security, expected volatility, time to expiration, and supply and demand.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

(v) GLB

Under the GLB program, as the assuming entity, the Company is obligated to provide coverage until the expiration or maturity of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus, includes a risk margin. The Company may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (i.e., increased annuitization or decreased lapse rates) although the Company expects the business to be profitable. The Company believes this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.

b) Concentrations of credit risk

The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. The Company believes that there are no significant concentrations of credit risk associated with its investments. The Company’s three largest exposures by issuer at December 31, 2010, were General Electric Company, JP Morgan Chase & Co., and Bank of America Corp. The Company’s largest exposure by industry at December 31, 2010, was financial services.

The Company markets its insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. The Company assumes a degree of credit risk associated with brokers with whom it transacts business. During the year ended December 31, 2010, approximately 12 percent of the Company’s gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and 10 percent by Aon Corporation and its affiliates. Both of these entities are large, well established companies and there are no indications that either of them is financially troubled at December 31, 2010. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2010, 2009, and 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

c) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $1.1 billion. In connection with these investments, the Company has commitments that may require funding of up to $753 million over the next several years.

d) Credit facilities

The Company has a $500 million unsecured revolving credit facility expiring in November 2012 available for general corporate purposes and the issuance of LOCs. At December 31, 2010, ACE had outstanding borrowings against this facility included in Short-term debt totaling $300 million. Outstanding LOCs issued under this facility were $70 million at December 31, 2010. This facility requires that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2010.

e) Letters of credit

The Company has a $1 billion unsecured operational LOC facility expiring in November 2012. At December 31, 2010, $574 million of this facility was utilized. The Company also has a $500 million unsecured operational LOC facility expiring in September 2014. At December 31, 2010, this facility was fully utilized.

To satisfy funding requirements of the Company’s Lloyd’s Syndicate 2488 through 2012, the Company has a series of four bilateral uncollateralized LOC facilities totaling $400 million. LOCs issued under these facilities will expire no earlier than December 2015. At December 31, 2010, $340 million of this facility was utilized.

These facilities require that the Company and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2010.

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

On April 25, 2006, ACE reached a settlement with the Attorneys General of New York, Illinois, and Connecticut and the New York Insurance Department pursuant to which ACE received from these authorities an Assurance of Discontinuance (AOD). On May 9, 2007, ACE and the Pennsylvania Insurance Department (Department) and the Pennsylvania Office of Attorney General (OAG) entered into a settlement agreement. On October 24, 2007, ACE entered into a settlement agreement with the Attorneys General of Florida, Hawaii, Maryland, Massachusetts, Michigan, Oregon, Texas, West Virginia, the District of Columbia, and the Florida Department of Financial Services and Office of Insurance Regulation. These agreements resolved investigations of ACE’s underwriting practices and contingent commission payments. In December 2010, the NYAG amended its AOD with ACE, eliminating the ban on contingent commissions that was levied as part of the agreement.

ACE, ACE INA Holdings, Inc., and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Liti-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

gation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. On June 21, 2007, defendants moved to dismiss the amended complaint and moved to strike the new parties. The Court granted defendants’ motions and dismissed plaintiffs’ antitrust and RICO claims with prejudice on August 31, 2007, and September 28, 2007, respectively. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants have renewed their motions to dismiss, and the District Court has indicated that it will issue a decision in 2011.

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

Three cases have been filed in state courts with allegations similar to those in the consolidated federal actions described above. One of the cases, Office Depot, Inc. v. Marsh & McLennan Companies, Inc. et al., a Florida state action, settled in August 2010 and ACE was dismissed with prejudice. ACE remains a named party in two state cases:

• Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts), a class action in Massachusetts, was filed on January 13, 2005. Illinois Union Insurance Company is named. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

• State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings, Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing. Trial is set for September 12, 2011.

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

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, are named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in federal court in the Southern District of New York. The allegations against ACE concern the alleged bid rigging and contingent commission scheme as similarly alleged in the federal commercial insurance cases. Plaintiffs assert the following causes of action against ACE: breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs filed an amended complaint (their third pleading effort), on April 14, 2008, which drops Evan Greenberg as a defendant (plaintiffs in the New York action subsequently dismissed Evan Greenberg as well). On June 13, 2008, ACE filed a motion to dismiss, and on April 20, 2009, the court heard oral argument on the motion. On June 17, 2009, the Court dismissed all claims against ACE with prejudice; final judgment in favor of ACE was entered on July 13, 2009. The derivative plaintiffs appealed. The Delaware Supreme Court affirmed the dismissal on December 29, 2010. The New York derivative action is currently stayed.

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

(iii) Legislative activity

The State of New York, as part of the 2009-10 State budget, adopted language requiring an insurer (1) which paid to the Workers’ Compensation Board (WCB) various statutory assessments in an amount less than that insurer “collected” from insured employers in a given year and (2) that “has identified and held any funds collected but not paid to the WCB, as measurable and available, as of January 1, 2009” to pay retroactive assessments to the WCB. The Company’s understanding is that the law is intended to address certain inconsistencies in the New York State laws regulating the calculation of workers’ compensation assessments by insurance carriers and the remittance of those funds to the State. In July 2009, ACE received a subpoena from the NYAG requesting documents related to these issues, and in October 2009, ACE received a request from the WCB asking ACE to explain whether or not it was an “affected carrier” under the new law. In addition, the New York State legislature, as part of the 2010-11 State budget, enacted language that appears to require an insurer who paid to the WCB various statutory assessments in an amount less than that insurer “collected” from insured employers for the period April 1, 2008, through March 31, 2009, to pay such “excess assessment funds” to the WCB.

During the fourth quarter of 2010, the Company reached an agreement with the NYAG and WCB to satisfy any and all of its potential obligations under the two State budget bills referred to above, which included a payment to the WCB of $70 million. This amount is within the previously established contingency account.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

g) Lease commitments

The Company and its subsidiaries lease office space in the countries in which they operate under operating leases which expire at various dates through 2033. The Company renews and enters into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases was $83 million, $84 million, and $77 million for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum lease payments under the leases are expected to be as follows:

(in millions of U.S. dollars)	Year ending December 31
2011	$75
2012	65
2013	54
2014	45
2015	38
Later years	120
Total minimum future lease commitments	$397

11. Preferred Shares

In 2003, the Company sold twenty million depositary shares in a public offering, each representing one-tenth of one of its 7.8 percent Cumulative Redeemable Preferred Shares, for $25 per depositary share. Underwriters exercised their over-allotment option which resulted in the issuance of an additional three million depositary shares.

These shares, with an annual dividend rate of 7.8 percent, were not convertible into or exchangeable for the Company’s Common Shares. The Company had the option to redeem these shares at any time after May 30, 2008, at a redemption value of $25 per depositary share or at any time under certain limited circumstances. On June 13, 2008, the Company redeemed all of the outstanding Preferred Shares for cash consideration of $575 million.

12. Shareholders’ equity

a) Continuation

In 2008, during ACE’s annual general meeting, the Company’s shareholders approved a proposal to move the Company’s jurisdiction of incorporation from the Cayman Islands to Zurich, Switzerland (the Continuation) and ACE became a Swiss company effective July 18, 2008. In connection with the Continuation in July 2008, the Company changed the currency in which the par value of Ordinary Shares was stated from U.S. dollars to Swiss francs and increased the par value of Ordinary Shares from $0.041666667 to CHF 33.74 (the New Par Value) through a conversion of all issued Ordinary Shares into “stock” and re-conversion of the stock into Ordinary Shares with a par value equal to the New Par Value (the Par Value Conversion). The Par Value Conversion was followed immediately by a stock dividend, to effectively return shareholders to the number of Ordinary Shares held before the Par Value Conversion. The stock dividend did not therefore have the effect of diluting earnings per share. Upon the effectiveness of the Continuation, the Company’s Ordinary Shares became Common Shares. All Common Shares of the Company are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, the Company continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. For purposes of the consolidated financial statements, the increase in par value was accomplished by a corresponding reduction first to retained earnings and second to additional paid-in capital to the extent that the increase in par value exhausted retained earnings at the date of the Continuation.

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions), must be declared by ACE in Swiss francs though dividend payments are made by the Company in U.S. dollars. Further, under Swiss corporate law, the Company may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Company’s Common Shares is below par value, the Company will need to obtain shareholder approval to decrease the par value of the Common Shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

b) Shares issued, outstanding, authorized, and conditional

The following table presents a roll-forward of changes in Common Shares issued and outstanding for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Shares issued, beginning of year	337,841,616	335,413,501	329,704,531
Shares issued, net	2,268,000	2,000,000	3,140,194
Exercise of stock options	984,943	168,720	2,365,401
Shares issued under ESPP	–	259,395	203,375
Shares issued, end of year	341,094,559	337,841,616	335,413,501
Common Shares in treasury, end of year	(6,151,707)	(1,316,959)	(1,768,030)
Shares issued and outstanding, end of year	334,942,852	336,524,657	333,645,471
Common Shares issued to employee trust
Balance, beginning of year	(101,481)	(108,981)	(117,231)
Shares redeemed	–	7,500	8,250
Balance, end of year	(101,481)	(101,481)	(108,981)

During December 2010, ACE repurchased 4,926,082 Common Shares in a series of open market transactions. The cost of these shares, which were placed in treasury, totaled $303 million. ACE repurchased these Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, for issuance of restricted stock, and for purchases under the ESPP. At December 31, 2010 and 2009, 6,151,707 and 1,316,959 Common Shares, respectively, remain in treasury after net shares redeemed under employee share-based compensation plans.

Common Shares issued to employee trust are issued by the Company to a rabbi trust for deferred compensation obligations as discussed in Note 12 f) below.

Authorized Share Capital for General Purposes

The Board has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes the Company’s share capital from time to time through May 19, 2012, by the issuance of up to 140,000,000 fully paid up Common Shares, with a par value equal to the par value of ACE’s Common Shares as set forth in the Articles of Association at the time of any such issuance. It is expected that the Company will seek shareholder approval in 2012 for a new pool of authorized share capital for general purposes to replace the existing 140,000,000 share pool when it expires.

Conditional share capital for bonds and similar debt instruments

The share capital of the Company may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares with a par value of CHF 30.57 each through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by the Company, including convertible debt instruments.

Conditional share capital for employee benefit plans

The share capital of the Company may be increased through the issuance of a maximum of 27,148,782 fully paid up Common Shares with a par value of CHF 30.57 each in connection with the exercise of option rights granted to any employee of the Company, and any consultant, director, or other person providing services to the Company.

c) ACE Limited securities repurchase authorization

In November 2010, the Board authorized the repurchase of up to $600 million of ACE’s Common Shares through December 31, 2012. This authorization was granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. As discussed above, $303 million of this authorization was utilized during December 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

e) Dividends declared

Dividends declared on Common Shares amounted to CHF 1.31 ($1.30) for the year ended December 31, 2010, CHF 1.26 ($1.19) for the year ended December 31, 2009, and $1.09 (including par value distributions of CHF 0.60) per Common Share for the year ended December 31, 2008. Par value distributions have been reflected as such through Common Shares in the consolidated statement of shareholders’ equity. The par value per Common Share at December 31, 2010, stands at CHF 30.57. Dividends declared on Preferred Shares amounted to $24 million for the year ended December 31, 2008.

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

During 2004, the Company established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP), which replaced ACE’s prior incentive plans except as to outstanding awards. The 2004 LTIP will continue in effect until terminated by the Board. During the 2010 annual general meeting, shareholders voted to increase the number of Common Shares authorized to be issued under the 2004 LTIP from 19,000,000 Common Shares to 30,600,000 Common Shares. Accordingly, under the 2004 LTIP, a total of 30,600,000 Common Shares of the Company are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 30,600,000 shares; and (ii) any shares that are represented by awards granted under the prior plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the applicable prior plan. At December 31, 2010, a total of 12,525,434 shares remain available for future issuance under this plan.

Under the 2004 LTIP, 3,000,000 Common Shares are authorized to be issued under the ESPP. At December 31, 2010, a total of 489,358 Common Shares remain available for issuance under the ESPP.

The Company generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares and Common Shares in treasury.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Share-based compensation expense for stock options and shares issued under the ESPP amounted to $28 million ($25 million after tax or $0.07 per basic and diluted share), $27 million ($25 million after tax or $0.07 per basic and diluted share), and $24 million ($22 million after tax or $0.07 per basic and diluted share) for the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, the expense for the restricted stock was $111 million ($72 million after tax), $94 million ($68 million after tax), and $101 million ($71 million after tax), respectively. Unrecognized compensation expense related to the unvested portion of the Company’s employee share-based awards was $129 million at December 31, 2010, and is expected to be recognized over a weighted-average period of approximately 2 years.

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

Included in the Company’s share-based compensation expense in the year ended December 31, 2010, is the cost related to the unvested portion of the 2007-2010 stock option grants. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. Expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter, and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted-average model assumptions used for grants for the years indicated.

	2010	2009	2008
Dividend yield	2.5%	2.8%	1.8%
Expected volatility	30.3%	45.4%	32.2%
Risk-free interest rate	2.5%	2.2%	3.15%
Forfeiture rate	7.5%	7.5%	7.5%
Expected life	5.4 years	5.4 years	5.7 years

The following table presents a roll-forward of the Company’s stock options for the years ended December 31, 2010, 2009, and 2008.

	Number of Options	Weighted-Average Exercise Price
Options outstanding, December 31, 2007	11,270,815	$42.12
Granted	1,612,507	$60.17
Exercised	(2,650,733)	$36.25
Forfeited	(309,026)	$54.31
Options outstanding, December 31, 2008	9,923,563	$46.24
Granted	2,339,036	$38.60
Exercised	(537,556)	$27.71
Forfeited	(241,939)	$50.48
Options outstanding, December 31, 2009	11,483,104	$45.46
Granted	2,094,227	$50.38
Exercised	(1,328,715)	$40.11
Forfeited	(305,723)	$49.77
Options outstanding, December 31, 2010	11,942,893	$46.80
Options exercisable, December 31, 2010	7,839,222	$46.36

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The weighted-average remaining contractual term was 5.7 years for the stock options outstanding and 4.3 years for the stock options exercisable at December 31, 2010. The total intrinsic value was $184 million for stock options outstanding and $124 million for stock options exercisable at December 31, 2010. The weighted-average fair value for the stock options granted for the years ended December 31, 2010, 2009, and 2008, was $12.09, $12.95, and $17.60, respectively. The total intrinsic value for stock options exercised during the years ended December 31, 2010, 2009, and 2008, was $22 million, $12 million, and $54 million, respectively.

The amount of cash received during the year ended December 31, 2010, from the exercise of stock options was $53 million.

Restricted stock and restricted stock units

The Company’s 2004 LTIP provides for grants of restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The Company also grants restricted stock awards to non-management directors which vest at the following year’s annual general meeting. The restricted stock is granted at market close price on the date of grant. Each restricted stock unit represents the Company’s obligation to deliver to the holder one Common Share upon vesting. Included in the Company’s share-based compensation expense for the year ended December 31, 2010, is a portion of the cost related to the unvested restricted stock granted in the years 2006 – 2010.

The following table presents a roll-forward of the Company’s restricted stock for the years ended December 31, 2010, 2009, and 2008. Included in the roll-forward below are 36,248 and 38,154 restricted stock awards that were granted to non-management directors during 2010 and 2009, respectively.

	Number of Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2007	3,821,707	$53.12
Granted	1,836,532	$59.84
Vested and issued	(1,403,826)	$50.96
Forfeited	(371,183)	$53.75
Unvested restricted stock, December 31, 2008	3,883,230	$57.01
Granted	2,603,344	$39.05
Vested and issued	(1,447,676)	$54.85
Forfeited	(165,469)	$51.45
Unvested restricted stock, December 31, 2009	4,873,429	$48.25
Granted	2,461,076	$51.09
Vested and issued	(1,771,423)	$50.79
Forfeited	(257,350)	$47.93
Unvested restricted stock, December 31, 2010	5,305,732	$48.74

During 2010, the Company awarded 326,091 restricted stock units to officers of the Company and its subsidiaries with a weighted-average grant date fair value of $50.36. During 2009, 333,104 restricted stock units, with a weighted-average grant date fair value of $38.75, were awarded to officers of the Company and its subsidiaries. During 2008, 223,588 restricted stock units, with a weighted-average grant date fair value of $59.93, were awarded to officers of the Company and its subsidiaries. At December 31, 2010, the number of unvested restricted stock units was 636,758.

Prior to 2009, the Company granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. During 2008, 40,362 restricted stock units were awarded to non-management directors. At December 31, 2010, the number of deferred restricted stock units was 230,451.

ESPP

The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive “Subscription Periods” at a purchase price of 85 percent of the fair value of a Common Share on the Exercise Date. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Common Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, as at the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price”, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during 2010, 2009, and 2008, employees paid $10.4 million, $10.6 million, and $10.1 million, respectively, to purchase 240,979 shares, 259,219 shares, and 203,375 shares, respectively.

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

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. Expenses for these plans totaled $87 million, $84 million, and $77 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

At December 31, 2010, the fair value of plan assets and the projected benefit obligation were $394 million and $487 million, respectively. The fair value of plan assets and the projected benefit obligation were $368 million and $471 million, respectively, at December 31, 2009. The accrued pension liability of $93 million at December 31, 2010, and $103 million at December 31, 2009, is included in Accounts payable, accrued expenses, and other liabilities.

The defined benefit pension plan contribution for 2011 is expected to be $17 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net benefit costs over the next year is $2 million.

Benefit payments were $15 million and $20 million in 2010 and 2009, respectively. Expected future payments are as follows:

(in millions of U.S. dollars)	Year ending December 31
2011	$19
2012	22
2013	22
2014	22
2015	23
2016-2020	122

15. Fair value measurements

a) Fair value hierarchy

The Company partially adopted the provisions (specific provisions described below) of Topic 820 on January 1, 2008, and the cumulative effect of the adoption resulted in a reduction to retained earnings of $4 million related to an increase in risk mar-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

gins included in the valuation of certain GLB contracts. The Company fully adopted these provisions on January 1, 2009. The provisions of Topic 820 define fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establish a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Inputs in Level 1 are unadjusted quoted prices for identical assets or liabilities in active markets. Level 2 includes inputs other than quoted prices included within Level 1 that are observable for assets or liabilities either directly or indirectly. Level 2 inputs include, among other items, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves. Level 3 inputs are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ACE makes decisions regarding the categorization of assets or liabilities within the valuation hierarchy based on the inputs used to determine respective fair values at the balance sheet date. Accordingly, transfers between levels within the valuation hierarchy are determined on the same basis.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

Guaranteed living benefits

The liability for GLBs arises from the Company’s life reinsurance programs covering living benefit guarantees whereby the Company assumes the risk of GMIBs and GMABs associated with variable annuity contracts. For GLB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality.

The most significant policyholder behavior assumptions include lapse rates and the GMIB annuitization rates. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty but the underlying methodologies to determine rates applied to each treaty are comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates (ranging from about 1 percent to 6 percent per annum) during the surrender charge period of the GMIB contract, followed by a “spike” lapse rate (ranging from about 10 percent to 30 percent per annum) in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values ) by multiplying the base lapse rate by a factor ranging from 15 percent to 75 percent. Additional lapses due to partial withdrawals and older policyholders with tax-qualified contracts (due to required minimum distributions) are also included.

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, ACE also assumes that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. The Company does not yet have a robust set of annuitization experience because most of its clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB–it is over 13 percent). For most clients, there is no currently observable relevant annuitization behavior data and so ACE uses a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, the GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The model and related assumptions are continuously re-evaluated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During 2010, the Company made various changes to assumptions (primarily annuitization and lapse) and methods used to calculate the fair value. The changes had a net effect of reducing fair value of the liability by $98 million (where the dollar impact of each change was measured in the quarter in which the change was implemented).

The Company views the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3.

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

Other derivative instruments

The Company maintains positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for GMDB and GLB reinsurance business. The Company’s position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the Company’s remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. The Company’s position in credit default swaps is typically included within Level 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following tables present, by valuation hierarchy, the financial instruments carried or disclosed at fair value, and measured on a recurring basis, at December 31, 2010, and December 31, 2009.

December 31, 2010 (in millions of U.S. dollars)	Quoted Prices in Active Markets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,564	$1,399	$–	$2,963
Foreign	187	10,973	26	11,186
Corporate securities	31	13,441	115	13,587
Mortgage-backed securities	–	8,477	39	8,516
States, municipalities, and political subdivisions	–	1,285	2	1,287
	1,782	35,575	182	37,539
Fixed maturities held to maturity
U.S. Treasury and agency	439	688	–	1,127
Foreign	–	1,007	6	1,013
Corporate securities	–	2,296	17	2,313
Mortgage-backed securities	–	3,846	–	3,846
States, municipalities, and political subdivisions	–	1,162	–	1,162
	439	8,999	23	9,461
Equity securities	676	3	13	692
Short-term investments	903	1,080	–	1,983
Other investments	39	221	1,432	1,692
Securities lending collateral	–	1,495	–	1,495
Investments in partially-owned insurance companies	–	–	360	360
Investment derivative instruments	11	–	–	11
Other derivative instruments	(25)	46	4	25
Total assets at fair value	$3,825	$47,419	$2,014	$53,258
Liabilities:
GLB	$–	$–	$648	$648
Short-term debt	–	1,300	–	1,300
Long-term debt	–	3,846	–	3,846
Trust preferred securities	–	376	–	376
Total liabilities at fair value	$–	$5,522	$648	$6,170

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

There were no significant gross transfers between Level 1 and Level 2 during the year ended December 31, 2010.

December 31, 2009 (in millions of U.S. dollars)	Quoted Prices in Active Markets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,611	$2,098	$–	$3,709
Foreign	207	10,879	59	11,145
Corporate securities	31	13,016	168	13,215
Mortgage-backed securities	–	9,821	21	9,842
States, municipalities, and political subdivisions	–	1,611	3	1,614
	1,849	37,425	251	39,525
Fixed maturities held to maturity
U.S. Treasury and agency	414	643	–	1,057
Foreign	–	27	–	27
Corporate securities	–	322	–	322
Mortgage-backed securities	–	1,424	45	1,469
States, municipalities, and political subdivisions	–	686	–	686
	414	3,102	45	3,561
Equity securities	453	2	12	467
Short-term investments	1,132	535	–	1,667
Other investments	31	195	1,149	1,375
Securities lending collateral	–	1,544	–	1,544
Investments in partially-owned insurance companies	–	–	433	433
Investment derivative instruments	7	–	–	7
Other derivative instruments	(9)	32	14	37
Total assets at fair value	$3,877	$42,835	$1,904	$48,616
Liabilities:
GLB	$–	$–	$559	$559
Short-term debt	–	168	–	168
Long-term debt	–	3,401	–	3,401
Trust preferred securities	–	336	–	336
Total liabilities at fair value	$–	$3,905	$559	$4,464

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at December 31, 2010, and December 31, 2009, are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At December 31, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV. The following table presents, by investment category, the fair values of and maximum future funding commitments related to these investments at December 31, 2010, and December 31, 2009. The table also shows the expected liquidation period from December 31, 2010.

	December 31, 2010			December 31, 2009
(in millions of U.S. dollars)	Expected Liquidation Period	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$192	$151	$173	$109
Real estate	3 to 9 Years	168	92	89	150
Distressed	6 to 9 Years	243	43	233	59
Mezzanine	6 to 9 Years	135	173	102	75
Traditional	3 to 8 Years	376	291	243	300
Vintage	1 to 3 Years	27	3	31	2
Investment funds	Not Applicable	329	–	310	–
		$1,470	$753	$1,181	$695

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments carried or disclosed at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2009, and 2008.

Year Ended December 31, 2010 (in millions of U.S. dollars)	Balance- Beginning of Year	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Year	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
Assets:
Fixed maturities available for sale
Foreign	$59	$1	$1	$(21)	$(14)	$26	$–
Corporate securities	168	(3)	9	(34)	(25)	115	–
Mortgage-backed securities	21	–	–	19	(1)	39	–
States, municipalities, and political subdivisions	3	–	–	(1)	–	2	–
	251	(2)	10	(37)	(40)	182	–
Fixed maturities held to maturity
Foreign	–	–	–	6	–	6	–
Corporate securities	–	–	1	16	–	17	–
Mortgage-backed securities	45	–	–	(45)	–	–	–
	45	–	1	(23)	–	23	–
Equity securities	12	1	–	(1)	1	13	–
Other investments	1,149	(7)	53	237	–	1,432	(7)
Investments in partially-owned insurance companies	433	180	(115)	(138)	–	360	–
Other derivative instruments	14	2	–	(12)	–	4	1
Total assets at fair value	$1,904	$174	$(51)	$26	$(39)	$2,014	$(6)
Liabilities:
GLB	$559	$64	$–	$25	$–	$648	$64

(1) Relates only to financial instruments still held at the balance sheet date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Year Ended December 31, 2009 (in millions of U.S. dollars)	Balance- Beginning of Year	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Year	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
Assets:
Fixed maturities available for sale
Foreign	$45	$(1)	$5	$6	$4	$59	$2
Corporate securities	117	1	17	25	8	168	1
Mortgage-backed securities	109	(2)	12	(61)	(37)	21	–
States, municipalities, and political subdivisions	3	–	–	–	–	3	–
	274	(2)	34	(30)	(25)	251	3
Fixed maturities held to maturity
Mortgage-backed securities	–	–	–	45	–	45	–
States, municipalities, and political subdivisions	1	–	–	(1)	–	–	–
	1	–	–	44	–	45	–
Equity securities	21	–	9	(18)	–	12	–
Other investments	1,099	(149)	191	38	(30)	1,149	(149)
Investments in partially-owned insurance companies	435	8	13	(23)	–	433	–
Other derivative instruments	87	(71)	–	(2)	–	14	(71)
Total assets at fair value	$1,917	$(214)	$247	$9	$(55)	$1,904	$(217)
Liabilities:
GLB	$910	$(368)	$–	$17	$–	$559	$(368)

(1) Relates only to financial instruments still held at the balance sheet date.

Year Ended December 31, 2008 (in millions of U.S. dollars)	Balance- Beginning of Year	Net Realized Gains/ Losses	Change in Net Unrealized Gains (Losses) Included in OCI	Purchases, Sales, Issuances, and Settlements, Net	Transfers Into (Out of) Level 3	Balance- End of Year	Net Realized Gains/Losses Attributable to Changes in Fair Value(1)
Assets:
Fixed maturities available for sale	$601	$(29)	$(86)	$(8)	$(204)	$274	$(24)
Fixed maturities held to maturity	–	(2)	–	–	3	1	(2)
Equity securities	12	–	(8)	(8)	25	21	–
Other investments	898	(56)	(270)	527	–	1,099	(56)
Investments in partially-owned insurance companies	381	(6)	28	32	–	435	(8)
Investment derivative instruments	6	5	–	(11)	–	–	–
Other derivative instruments	17	47	–	23	–	87	73
Total assets at fair value	$1,915	$(41)	$(336)	$555	$(176)	$1,917	$(17)
Liabilities:
GLB	$225	$650	$–	$35	$–	$910	$650

(1) Relates only to financial instruments still held at the balance sheet date.

b) Fair value option

Effective January 1, 2008, the Company elected the fair value option provided within ASC Topic 825, Financial Instruments, for certain of its available for sale equity securities valued and carried at $161 million on the election date. The Company elected the fair value option for these particular equity securities to simplify the accounting and oversight of this portfolio given

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

the portfolio management strategy employed by the external investment manager. The election resulted in an increase in retained earnings and a reduction to AOCI of $6 million at January 1, 2008. This adjustment reflects the net of tax unrealized gains ($9 million pre-tax) associated with this particular portfolio at January 1, 2008. In June 2008, the Company sold the entire portfolio. Accordingly, the Company currently holds no assets for which this fair value option has been elected. Throughout 2008 to the date of sale, all of these securities were classified within Level 1 in the fair value hierarchy.

16. Other (income) expense

The following table presents the components of Other (income) expense as reflected in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008.

(in millions of U.S. dollars)	2010	2009	2008
Equity in net (income) loss of partially-owned entities	$(81)	$39	$(52)
Noncontrolling interest expense	14	3	11
Federal excise and capital taxes	19	16	16
Other	32	27	(14)
Other (income) expense	$(16)	$85	$(39)

Equity in net (income) loss of partially-owned entities includes net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense. As these are considered capital transactions, they are excluded from underwriting results.

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

The Insurance – North American segment comprises the operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations. ACE USA is the North American retail operating division which provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Westchester, which includes the operations of Rain and Hail, specializes in the North American wholesale distribution of excess and surplus P&C, environmental, professional and inland marine products in addition to crop insurance in the U.S. ACE Bermuda provides commercial insurance products on an excess basis to a global client base, covering exposures that are generally low in frequency and high in severity. ACE Private Risk Services provides personal lines coverages (such as homeowners and automobile) for high net worth individuals and families in North America. The run-off operations include Brandywine Holdings Corporation, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and related claims.

The Insurance – Overseas General segment comprises ACE International, the wholesale insurance business of ACE Global Markets, and the international A&H and life business of Combined Insurance. ACE International, the ACE INA retail business serving territories outside the U.S., Bermuda, and Canada, maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International has four regions of operations: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America. ACE Global Markets, the London-based excess and surplus lines business that includes Lloyd’s Syndicate 2488, offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and Continental Europe licenses, and in the U.S. where it is eligible to write excess & surplus business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes a wide range of supplemental accident and health products.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

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

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life provides individual life and group benefit insurance through multiple distribution channels primarily in emerging markets, including Egypt, Indonesia, Taiwan, Thailand, Vietnam, the United Arab Emirates, throughout Latin America, selectively in Europe, as well as China through a partially-owned insurance company. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re’s core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re’s U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

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

Statement of Operations by Segment

For the Year Ended December 31, 2010 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,797	$5,280	$1,075	$1,556	$–	$13,708
Net premiums earned	5,651	5,240	1,071	1,542	–	13,504
Losses and loss expenses	3,918	2,647	518	496	–	7,579
Policy benefits	–	4	–	353	–	357
Policy acquisition costs	625	1,251	204	257	–	2,337
Administrative expenses	561	840	55	228	174	1,858
Underwriting income (loss)	547	498	294	208	(174)	1,373
Net investment income	1,138	475	288	172	(3)	2,070
Net realized gains (losses) including OTTI	417	123	93	(192)	(9)	432
Interest expense	9	1	–	3	211	224
Other (income) expense	(22)	(13)	(23)	20	22	(16)
Income tax expense (benefit)	436	173	42	62	(154)	559
Net income (loss)	$1,679	$935	$656	$103	$(265)	$3,108

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Statement of Operations by Segment

For the Year Ended December 31, 2009 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,641	$5,145	$1,038	$1,475	$–	$13,299
Net premiums earned	5,684	5,147	979	1,430	–	13,240
Losses and loss expenses	4,013	2,597	330	482	–	7,422
Policy benefits	–	4	–	321	–	325
Policy acquisition costs	517	1,202	195	216	–	2,130
Administrative expenses	572	783	55	243	158	1,811
Underwriting income (loss)	582	561	399	168	(158)	1,552
Net investment income	1,094	479	278	176	4	2,031
Net realized gains (losses) including OTTI	10	(20)	(17)	(15)	(154)	(196)
Interest expense	1	–	–	–	224	225
Other (income) expense	36	20	2	2	25	85
Income tax expense (benefit)	384	186	46	48	(136)	528
Net income (loss)	$1,265	$814	$612	$279	$(421)	$2,549

Statement of Operations by Segment

For the Year Ended December 31, 2008 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,636	$5,332	$914	$1,198	$–	$13,080
Net premiums earned	5,679	5,337	1,017	1,170	–	13,203
Losses and loss expenses	4,080	2,679	524	320	–	7,603
Policy benefits	–	12	–	387	–	399
Policy acquisition costs	562	1,193	192	188	–	2,135
Administrative expenses	536	793	56	199	153	1,737
Underwriting income (loss)	501	660	245	76	(153)	1,329
Net investment income	1,095	521	309	142	(5)	2,062
Net realized gains (losses) including OTTI	(709)	(316)	(163)	(532)	87	(1,633)
Interest expense	1	–	–	–	229	230
Other (income) expense	7	(11)	2	12	(49)	(39)
Income tax expense (benefit)	315	100	30	30	(105)	370
Net income (loss)	$564	$776	$359	$(356)	$(146)	$1,197

Underwriting assets are reviewed in total by management for purpose of decision-making. Other than goodwill, the Company does not allocate assets to its segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

The following table presents the net premiums earned for each segment by product for the periods indicated.

For the Year Ended December 31, 2010 (in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
Insurance – North American	$1,578	$3,777	$296	$5,651
Insurance – Overseas General	1,800	1,424	2,016	5,240
Global Reinsurance	520	551	–	1,071
Life	–	–	1,542	1,542
	$3,898	$5,752	$3,854	$13,504

For the Year Ended December 31, 2009
Insurance – North American	$1,690	$3,734	$260	$5,684
Insurance – Overseas General	1,787	1,420	1,940	5,147
Global Reinsurance	546	433	–	979
Life	–	–	1,430	1,430
	$4,023	$5,587	$3,630	$13,240

For the Year Ended December 31, 2008
Insurance – North American	$1,576	$3,857	$246	$5,679
Insurance – Overseas General	1,855	1,487	1,995	5,337
Global Reinsurance	523	494	–	1,017
Life	–	–	1,170	1,170
	$3,954	$5,838	$3,411	$13,203

The following table presents the Company’s net premiums earned by geographic region. Allocations have been made on the basis of location of risk.

Year Ended	North America	Europe	Asia Pacific/Far East	Latin America
2010	61%	20%	13%	6%
2009	63%	20%	12%	5%
2008	61%	22%	12%	5%

18. Earnings per share

The following table presents the computation of basic and diluted earnings per share for the years indicated.

(in millions of U.S. dollars, except share and per share data)	2010	2009	2008
Numerator:
Net Income	$3,108	$2,549	$1,197
Dividends on Preferred Shares	–	–	(24)
Net income available to holders of Common Shares	$3,108	$2,549	$1,173
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	339,685,143	336,725,625	332,900,719
Denominator for diluted earnings per share:
Share-based compensation plans	1,561,244	813,669	1,705,518
Adjusted weighted-average shares outstanding and assumed conversions	341,246,387	337,539,294	334,606,237
Basic earnings per share	$9.15	$7.57	$3.52
Diluted earnings per share	$9.11	$7.55	$3.50

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. For the years ended December 31, 2010, 2009, and 2008, the potential anti-dilutive share conversions were 256,868 shares, 1,230,881 shares, and 638,401 shares, respectively.

19. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally comprised of ACE management. The Company maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda, the balance of which was $30 million and $31 million, at December 31, 2010 and 2009, respectively. The receivable is included in Other assets in the accompanying consolidated balance sheets. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, the Company reports the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

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

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. The statutory capital and surplus of the U.S. subsidiaries met regulatory requirements for 2010, 2009, and 2008. The amount of dividends available to be paid in 2011, without prior approval from the state insurance departments, totals $850 million.

The following table presents the combined statutory capital and surplus and statutory net income of the Bermuda and U.S. subsidiaries at and for the years ended December 31, 2010, 2009, and 2008.

	Bermuda Subsidiaries			U.S. Subsidiaries
(in millions of U.S. dollars)	2010	2009	2008	2010	2009	2008
Statutory capital and surplus	$11,798	$9,164	$6,205	$6,266	$5,885	$5,368
Statutory net income	$2,430	$2,369	$2,196	$1,047	$904	$818

As permitted by the Restructuring discussed previously in Note 7, certain of the Company’s U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $206 million, $215 million, and $211 million at December 31, 2010, 2009, and 2008, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

21. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2010, and December 31, 2009, and for years ended December 31, 2010, 2009, and 2008, for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at December 31, 2010

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$47	$26,718	$24,642	$–	$51,407
Cash	308	573	(109)	–	772
Insurance and reinsurance balances receivable	–	3,710	523	–	4,233
Reinsurance recoverable on losses and loss expenses	–	16,877	(4,006)	–	12,871
Reinsurance recoverable on policy benefits	–	959	(678)	–	281
Value of business acquired	–	634	–	–	634
Goodwill and other intangible assets	–	4,113	551	–	4,664
Investments in subsidiaries	22,529	–	–	(22,529)	–
Due from (to) subsidiaries and affiliates, net	564	(555)	555	(564)	–
Other assets	14	7,045	1,434	–	8,493
Total assets	$23,462	$60,074	$22,912	$(23,093)	$83,355
Liabilities
Unpaid losses and loss expenses	$–	$30,430	$6,961	$–	$37,391
Unearned premiums	–	5,379	951	–	6,330
Future policy benefits	–	2,495	611	–	3,106
Short-term debt	300	1,000	–	–	1,300
Long-term debt	–	3,358	–	–	3,358
Trust preferred securities	–	309	–	–	309
Other liabilities	188	7,394	1,005	–	8,587
Total liabilities	488	50,365	9,528	–	60,381
Total shareholders’ equity	22,974	9,709	13,384	(23,093)	22,974
Total liabilities and shareholders’ equity	$23,462	$60,074	$22,912	$(23,093)	$83,355
(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Condensed Consolidating Balance Sheet at December 31, 2009

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$51	$24,125	$22,339	$–	$46,515
Cash	(1)	400	270	–	669
Insurance and reinsurance balances receivable	–	3,043	628	–	3,671
Reinsurance recoverable on losses and loss expenses	–	17,173	(3,578)	–	13,595
Reinsurance recoverable on policy benefits	–	681	(383)	–	298
Value of business acquired	–	748	–	–	748
Goodwill and other intangible assets	–	3,377	554	–	3,931
Investments in subsidiaries	18,714	–	–	(18,714)	–
Due from (to) subsidiaries and affiliates, net	1,062	(669)	669	(1,062)	–
Other assets	18	7,158	1,377	–	8,553
Total assets	$19,844	$56,036	$21,876	$(19,776)	$77,980
Liabilities
Unpaid losses and loss expenses	$–	$30,038	$7,745	$–	$37,783
Unearned premiums	–	4,944	1,123	–	6,067
Future policy benefits	–	2,383	625	–	3,008
Short-term debt	–	161	–	–	161
Long-term debt	–	3,158	–	–	3,158
Trust preferred securities	–	309	–	–	309
Other liabilities	177	6,613	1,037	–	7,827
Total liabilities	177	47,606	10,530	–	58,313
Total shareholders’ equity	19,667	8,430	11,346	(19,776)	19,667
Total liabilities and shareholders’ equity	$19,844	$56,036	$21,876	$(19,776)	$77,980

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$8,195	$5,513	$–	$13,708
Net premiums earned	–	7,940	5,564	–	13,504
Net investment income	1	1,011	1,058	–	2,070
Equity in earnings of subsidiaries	3,066	–	–	(3,066)	–
Net realized gains (losses) including OTTI	(42)	303	171	–	432
Losses and loss expenses	–	4,910	2,669	–	7,579
Policy benefits	–	148	209	–	357
Policy acquisition costs and administrative expenses	70	2,372	1,793	(40)	4,195
Interest expense	(37)	251	(27)	37	224
Other (income) expense	(123)	95	12	–	(16)
Income tax expense	7	447	105	–	559
Net income	$3,108	$1,031	$2,032	$(3,063)	$3,108

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

(2) Includes ACE Limited parent company eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$59	$1,798	$1,689	$3,546
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(1)	(13,785)	(17,470)	(31,256)
Purchases of fixed maturities held to maturity	–	(615)	(1)	(616)
Purchases of equity securities	–	(107)	(687)	(794)
Sales of fixed maturities available for sale	–	10,225	14,054	24,279
Sales of equity securities	–	17	757	774
Maturities and redemptions of fixed maturities available for sale	–	1,845	1,815	3,660
Maturities and redemptions of fixed maturities held to maturity	–	1,142	211	1,353
Net derivative instruments settlements	(3)	(10)	(96)	(109)
Capitalization of subsidiary	(290)	–	290	–
Advances (to) from affiliates	851	–	(851)	–
Acquisition of subsidiaries (net of cash acquired of $80)	–	(1,139)	–	(1,139)
Other	–	(253)	(80)	(333)
Net cash flows from (used for) investing activities	557	(2,680)	(2,058)	(4,181)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(435)	–	–	(435)
Common Shares repurchased	(235)	–	–	(235)
Net proceeds from issuance of short-term debt	300	841	–	1,141
Net proceeds from issuance of long-term debt	–	199	–	199
Proceeds from exercise of options for Common Shares	53	–	–	53
Proceeds from Common Shares issued under ESPP	10	–	–	10
Advances (to) from affiliates	–	3	(3)	–
Tax expense on share-based compensation expense	–	–	(1)	(1)
Net cash flows from (used for) financing activities	(307)	1,043	(4)	732
Effect of foreign currency rate changes on cash and cash equivalents	–	12	(6)	6
Net decrease in cash	309	173	(379)	103
Cash – beginning of year	(1)	400	270	669
Cash – end of year	$308	$573	$(109)	$772

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$594	$1,888	$853	$3,335
Cash flows used for investing activities
Purchases of fixed maturities available for sale	–	(16,877)	(20,383)	(37,260)
Purchases of fixed maturities held to maturity	–	(457)	(15)	(472)
Purchases of equity securities	–	(186)	(168)	(354)
Sales of fixed maturities available for sale	88	12,650	16,916	29,654
Sales of fixed maturities held to maturity	–	10	1	11
Sales of equity securities	–	544	728	1,272
Maturities and redemptions of fixed maturities available for sale	–	1,792	1,612	3,404
Maturities and redemptions of fixed maturities held to maturity	–	410	104	514
Net derivative instruments settlements	–	(6)	(86)	(92)
Capitalization of subsidiaries	(90)	–	90	–
Advances (to) from affiliates	(174)	–	174	–
Other	(4)	(14)	117	99
Net cash flows used for investing activities	(180)	(2,134)	(910)	(3,224)
Cash flows from (used for) financing activities
Dividends paid on Common Shares	(388)	–	–	(388)
Proceeds from exercise of options for Common Shares	15	–	–	15
Proceeds from Common Shares issued under ESPP	10	–	–	10
Net repayment of short-term debt	–	(466)	–	(466)
Net proceeds from issuance of long-term debt	–	500	–	500
Advances (to) from affiliates	–	156	(156)	–
Tax benefit on share-based compensation expense	–	6	2	8
Net cash flows from (used for) financing activities	(363)	196	(154)	(321)
Effect of foreign currency rate changes on cash and cash equivalents	–	8	4	12
Net increase (decrease) in cash	51	(42)	(207)	(198)
Cash – beginning of year	(52)	442	477	867
Cash – end of year	$(1)	$400	$270	$669

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ACE LIMITED AND SUBSIDIARIES

22. Condensed unaudited quarterly financial data

(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010

Net premiums earned	$3,277	$3,233	$3,422	$3,572
Net investment income	504	518	516	532
Net realized gains (losses) including OTTI	168	9	(50)	305
Total revenues	$3,949	$3,760	$3,888	$4,409
Losses and loss expenses	$1,921	$1,800	$1,887	$1,971
Policy benefits	$87	$87	$93	$90
Net income	$755	$677	$675	$1,001
Basic earnings per share	$2.23	$1.99	$1.98	$2.94
Diluted earnings per share	$2.22	$1.98	$1.97	$2.92
(in millions of U.S. dollars, except per share data)	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009
Net premiums earned	$3,194	$3,266	$3,393	$3,387
Net investment income	502	506	511	512
Net realized gains (losses) including OTTI	(121)	(225)	(223)	373
Total revenues	$3,575	$3,547	$3,681	$4,272
Losses and loss expenses	$1,816	$1,821	$1,885	$1,900
Policy benefits	$99	$78	$79	$69
Net income	$567	$535	$494	$953
Basic earnings per share	$1.69	$1.58	$1.46	$2.82
Diluted earnings per share	$1.69	$1.58	$1.46	$2.81

SCHEDULE I

ACE LIMITED AND SUBSIDIARIES

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2010 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$2,904	$2,963	$2,963
Foreign	10,926	11,186	11,186
Corporate securities	12,902	13,587	13,587
Mortgage-backed securities	8,508	8,516	8,516
States, municipalities, and political subdivisions	1,302	1,287	1,287
Total fixed maturities	36,542	37,539	37,539
Fixed maturities held to maturity
U.S. Treasury and agency	1,105	1,127	1,105
Foreign	1,049	1,013	1,049
Corporate securities	2,361	2,313	2,361
Mortgage-backed securities	3,811	3,846	3,811
States, municipalities, and political subdivisions	1,175	1,162	1,175
Total fixed maturities	9,501	9,461	9,501
Equity securities
Industrial, miscellaneous, and all other	666	692	692
Short-term investments	1,983	1,983	1,983
Other investments	1,511	1,692	1,692
	3,494	3,675	3,675
Total investments – other than investments in related parties	$50,203	$51,367	$51,407

SCHEDULE II

ACE LIMITED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

December 31, 2010 and 2009 (in millions of U.S. dollars)	2010	2009
Assets
Investments in subsidiaries and affiliates on equity basis	$22,529	$18,714
Short-term investments	10	9
Other investments, at cost	37	42
Total investments	22,576	18,765
Cash	308	(1)
Due from subsidiaries and affiliates, net	564	1,062
Other assets	14	18
Total assets	$23,462	$19,844
Liabilities
Accounts payable, accrued expenses, and other liabilities	$76	$73
Dividends payable	112	104
Short-term debt	300	–
Total liabilities	488	177
Shareholders’ equity
Common Shares	10,161	10,503
Common Shares in treasury	(330)	(3)
Additional paid-in capital	5,623	5,526
Retained earnings	5,926	2,818
Deferred compensation obligation	2	2
Accumulated other comprehensive income	1,594	823
Common Shares issued to employee trust	(2)	(2)
Total shareholders’ equity	22,974	19,667
Total liabilities and shareholders’ equity	$23,462	$19,844

SCHEDULE II – (continued)

ACE LIMITED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars)	2010	2009	2008
Revenues
Investment income, including intercompany interest income	$38	$39	$14
Equity in net income of subsidiaries and affiliates	3,066	2,636	1,150
Net realized gains (losses)	(42)	(75)	90
	3,062	2,600	1,254
Expenses
Administrative and other (income) expenses	(46)	56	65
Interest expense (income)	–	(5)	(8)
	(46)	51	57
Net income	$3,108	$2,549	$1,197

SCHEDULE II – (continued)

ACE LIMITED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars)	2010	2009	2008
Net cash flows from operating activities	$59	$594	$1,613
Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(1)	–	(94)
Sales of fixed maturities available for sale	–	88	–
Net derivative instruments settlements	(3)	–	11
Capitalization of subsidiaries	(290)	(90)	(215)
Advances (to) from affiliates	851	(174)	(475)
Other	–	(4)	13
Net cash flows from (used for) investing activities	557	(180)	(760)
Cash flows used for financing activities
Dividends paid on Common Shares	(435)	(388)	(362)
Dividends paid on Preferred Shares	–	–	(24)
Common Shares repurchased	(235)	–	–
Net proceeds from (repayment of) short-term debt	300	–	(51)
Proceeds from exercise of options for Common Shares	53	15	97
Proceeds from Common Shares issued under ESPP	10	10	10
Redemption of Preferred Shares	–	–	(575)
Net cash flows used for financing activities	(307)	(363)	(905)
Net increase (decrease) in cash	309	51	(52)
Cash – beginning of year	(1)	(52)	–
Cash – end of year	$308	$(1)	$(52)

SCHEDULE IV

ACE LIMITED AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2010	$15,780	$5,792	$3,516	$13,504	26%
2009	$15,415	$5,943	$3,768	$13,240	28%
2008	$16,087	$6,144	$3,260	$13,203	25%

SCHEDULE VI

ACE LIMITED AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2010, 2009, and 2008 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2010	$1,581	$25,242	$6,295	$12,981	$1,996	$8,091	$(512)	$2,252	$7,413	$13,166
2009	$1,396	$25,038	$6,034	$12,713	$1,940	$8,001	$(579)	$2,076	$6,948	$12,735
2008	$1,192	$24,241	$5,924	$12,742	$1,966	$8,417	$(814)	$2,087	$6,327	$12,594