Form 10-Q
period 2011-03-31
ACE Ltd
filed 2011-05-06
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 1-11778

ACE LIMITED

(Exact name of registrant as specified in its charter)

Switzerland	98-0091805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baerengasse 32

Zurich, Switzerland CH-8001

(Address of principal executive offices) (Zip Code)

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

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 30.27 par value) outstanding as of May 3, 2011 was 337,402,152.

ACE LIMITED

ACE LIMITED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31
	2011	2010
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $37,750 and $36,542) (includes hybrid financial instruments of $425 and $416)	$38,718	$37,539
Fixed maturities held to maturity, at amortized cost (fair value – $9,202 and $9,461)	9,270	9,501
Equity securities, at fair value (cost – $510 and $666)	537	692
Short-term investments, at fair value and amortized cost	2,375	1,983
Other investments (cost – $1,613 and $1,511)	1,839	1,692

Total investments	52,739	51,407
Cash	1,115	772
Securities lending collateral	1,326	1,495
Accrued investment income	535	521
Insurance and reinsurance balances receivable	4,102	4,233
Reinsurance recoverable on losses and loss expenses	13,749	12,871
Reinsurance recoverable on policy benefits	253	281
Deferred policy acquisition costs	1,725	1,641
Value of business acquired	745	634
Goodwill and other intangible assets	4,729	4,664
Prepaid reinsurance premiums	1,540	1,511
Deferred tax assets	703	769
Investments in partially-owned insurance companies (cost – $345 and $357)	348	360
Other assets	2,611	2,196

Total assets	$86,220	$83,355

Liabilities
Unpaid losses and loss expenses	$38,843	$37,391
Unearned premiums	6,533	6,330
Future policy benefits	3,480	3,106
Insurance and reinsurance balances payable	3,277	3,282
Deposit liabilities	494	421
Securities lending payable	1,346	1,518
Payable for securities purchased	613	292
Accounts payable, accrued expenses, and other liabilities	3,041	2,958
Income taxes payable	149	116
Short-term debt	1,401	1,300
Long-term debt	3,358	3,358
Trust preferred securities	309	309

Total liabilities	62,844	60,381

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.27 and CHF 30.57 par value, 341,995,324 and 341,094,559 shares issued, 337,173,864 and 334,942,852 shares outstanding)	10,075	10,161
Common Shares in treasury (4,821,460 and 6,151,707 shares)	(251)	(330)
Additional paid-in capital	5,585	5,623
Retained earnings	6,185	5,926
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	1,782	1,594
Common Shares issued to employee trust	(2)	(2)

Total shareholders’ equity	23,376	22,974

Total liabilities and shareholders’ equity	$86,220	$83,355

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$3,446	$3,571
Change in unearned premiums	(137)	(294)

Net premiums earned	3,309	3,277
Net investment income	544	504
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(5)	(50)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	32

Net OTTI losses recognized in income	(4)	(18)
Net realized gains (losses) excluding OTTI losses	(41)	186

Total net realized gains (losses)	(45)	168

Total revenues	3,808	3,949

Expenses
Losses and loss expenses	2,263	1,921
Policy benefits	91	87
Policy acquisition costs	555	554
Administrative expenses	494	460
Interest expense	63	52
Other (income) expense	(14)	(4)

Total expenses	3,452	3,070

Income before income tax	356	879
Income tax expense	97	124

Net income	$259	$755

Other comprehensive income
Unrealized appreciation	$66	$583
Reclassification adjustment for net realized gains included in net income	(56)	(129)

	10	454
Change in:
Cumulative translation adjustment	232	(90)
Pension liability	(6)	6

Other comprehensive income, before income tax	236	370
Income tax expense related to OCI items	(48)	(67)

Other comprehensive income	188	303

Comprehensive income	$447	$1,058

Basic earnings per share	$0.77	$2.23

Diluted earnings per share	$0.76	$2.22

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,161	$10,503
Net shares issued under employee share-based compensation plans	—	70
Exercise of stock options	27	2
Dividends declared on Common Shares-par value reduction	(113)	(105)

Balance – end of period	10,075	10,470

Common Shares in treasury
Balance – beginning of period	(330)	(3)
Other Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	79	(24)

Balance – end of period	(251)	(27)

Additional paid-in capital
Balance – beginning of period	5,623	5,526
Net shares redeemed under employee share-based compensation plans	(83)	(68)
Exercise of stock options	11	5
Share-based compensation expense	34	31

Balance – end of period	5,585	5,494

Retained earnings
Balance – beginning of period	5,926	2,818
Net income	259	755

Balance – end of period	6,185	3,573

Deferred compensation obligation
Balance – beginning and end of period	$2	$2

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$1,399	$657
Change in period, net of income tax (expense) benefit of $14 and $(105)	24	349

Balance – end of period	1,423	1,006

Cumulative translation adjustment
Balance – beginning of period	262	240
Change in period, net of income tax (expense) benefit of $(64) and $40	168	(50)

Balance – end of period	430	190

Pension liability adjustment
Balance – beginning of period	(67)	(74)
Change in period, net of income tax (expense) benefit of $2 and $(2)	(4)	4

Balance – end of period	(71)	(70)

Accumulated other comprehensive income	1,782	1,126

Common Shares issued to employee trust
Balance – beginning and end of period	(2)	(2)

Total shareholders’ equity	$23,376	$20,636

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Cash flows from (used for) operating activities
Net income	$259	$755
Adjustments to reconcile net income to net cash flows from operating activities
Net realized losses (gains)	45	(168)
Amortization of premiums/discounts on fixed maturities	29	30
Deferred income taxes	19	(62)
Unpaid losses and loss expenses	1,016	(90)
Unearned premiums	125	394
Future policy benefits	(45)	53
Insurance and reinsurance balances payable	(47)	(122)
Accounts payable, accrued expenses, and other liabilities	(77)	(104)
Income taxes payable	32	115
Insurance and reinsurance balances receivable	230	(65)
Reinsurance recoverable on losses and loss expenses	(717)	172
Reinsurance recoverable on policy benefits	32	(1)
Deferred policy acquisition costs	(64)	(91)
Prepaid reinsurance premiums	7	(139)
Other	159	146

Net cash flows from operating activities	1,003	823

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	(6,890)	(8,505)
Purchases of to be announced mortgage-backed securities	(343)	(83)
Purchases of fixed maturities held to maturity	(177)	(154)
Purchases of equity securities	(143)	(11)
Sales of fixed maturities available for sale	5,070	6,830
Sales of to be announced mortgage-backed securities	358	83
Sales of equity securities	317	183
Maturities and redemptions of fixed maturities available for sale	941	814
Maturities and redemptions of fixed maturities held to maturity	396	293
Net derivative instruments settlements	(85)	(39)
Acquisition of subsidiaries (net of cash acquired of $39 in 2011 and $0 in 2010)	(45)	—
Other	(30)	(77)

Net cash flows used for investing activities	(631)	(666)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(112)	(105)
Common Shares repurchased	(68)	—
Proceeds from issuance of short-term debt	1,400	—
Repayment of short-term debt	(1,300)	—
Proceeds from exercise of options for Common Shares	38	7
Proceeds from Common Shares issued under Employee Stock Purchase Plan (ESPP)	5	5

Net cash flows used for financing activities	(37)	(93)

Effect of foreign currency rate changes on cash and cash equivalents	8	(7)

Net increase in cash	343	57
Cash – beginning of period	772	669

Cash – end of period	$1,115	$726

Supplemental cash flow information
Taxes paid	$46	$75
Interest paid	$31	$29

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited (ACE, we, us, or our) is a holding company incorporated in Zurich, Switzerland. ACE, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The interim unaudited consolidated financial statements, which include the accounts of ACE and its subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated. The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. Accounting guidance not yet adopted

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance is effective for interim and annual reporting periods beginning on January 1, 2012, and may be applied prospectively or retrospectively. We are in the process of assessing the impact that this guidance will have on our financial condition and results of operations.

3. Acquisitions

On February 1, 2011, ACE acquired New York Life’s Korea operations (NY Life Korea) for approximately $75 million in cash. The consolidated financial statements include the results of NY Life Korea from February 1, 2011. Subsequently on April 1, 2011, ACE acquired New York Life’s Hong Kong operations for approximately $350 million in cash. The acquisitions are expected to expand our life insurance business in the North Asia market and complement our life insurance business established in that region.

Prior year acquisitions

On December 28, 2010, ACE acquired all the outstanding common stock of Rain and Hail Insurance Service, Inc. (Rain and Hail) not previously owned by ACE for approximately $1.1 billion in cash. Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. This acquisition is consistent with ACE’s strategy to expand its specialty lines business and provides further diversification of ACE’s global product mix. The acquisition generated $129 million of goodwill, none of which is expected to be deductible for income tax purposes, and $523 million of other intangible assets based on ACE’s purchase price allocation. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – North American segment.

On December 1, 2010, ACE acquired Jerneh Insurance Berhad (Jerneh), a general insurance company in Malaysia, for approximately $218 million in cash. The acquisitions of Rain and Hail and Jerneh were financed with cash on hand and the use of reverse repurchase agreements of $1 billion.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

4. Investments

a) Fixed maturities

The following tables present the fair values and amortized costs of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI.

	March 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,691	$55	$(16)	$2,730	$—
Foreign	11,670	329	(78)	11,921	(20)
Corporate securities	12,855	748	(54)	13,549	—
Mortgage-backed securities	9,282	188	(192)	9,278	(205)
States, municipalities, and political subdivisions	1,252	15	(27)	1,240	—

	$37,750	$1,335	$(367)	$38,718	$(225)

Held to maturity
U.S. Treasury and agency	$1,082	$26	$(12)	$1,096	$—
Foreign	1,061	1	(40)	1,022	—
Corporate securities	2,321	13	(65)	2,269	—
Mortgage-backed securities	3,582	53	(33)	3,602	—
States, municipalities, and political subdivisions	1,224	6	(17)	1,213	—

	$9,270	$99	$(167)	$9,202	$—

	December 31, 2010
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,904	$74	$(15)	$2,963	$—
Foreign	10,926	340	(80)	11,186	(28)
Corporate securities	12,902	754	(69)	13,587	(29)
Mortgage-backed securities	8,508	213	(205)	8,516	(228)
States, municipalities, and political subdivisions	1,302	15	(30)	1,287	—

	$36,542	$1,396	$(399)	$37,539	$(285)

Held to maturity
U.S. Treasury and agency	$1,105	$32	$(10)	$1,127	$—
Foreign	1,049	1	(37)	1,013	—
Corporate securities	2,361	12	(60)	2,313	—
Mortgage-backed securities	3,811	62	(27)	3,846	—
States, municipalities, and political subdivisions	1,175	5	(18)	1,162	—

	$9,501	$112	$(152)	$9,461	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

As discussed in Note 4 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three months ended March 31, 2011 and 2010, $18 million and $63 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At March 31, 2011 and December 31, 2010, AOCI includes net unrealized depreciation of $82 million and $99 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 81 percent and 79 percent of the total mortgage-backed securities at March 31, 2011 and December 31, 2010, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and nongovernment mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities at March 31, 2011 and December 31, 2010, by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	March 31 2011		December 31 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$1,863	$1,985	$1,846	$1,985
Due after 1 year through 5 years	13,060	13,368	13,094	13,444
Due after 5 years through 10 years	10,528	11,044	10,276	10,782
Due after 10 years	3,017	3,043	2,818	2,812

	28,468	29,440	28,034	29,023
Mortgage-backed securities	9,282	9,278	8,508	8,516

	$37,750	$38,718	$36,542	$37,539

Held to maturity; maturity period
Due in 1 year or less	$304	$309	$400	$404
Due after 1 year through 5 years	2,101	2,121	1,983	2,010
Due after 5 years through 10 years	2,591	2,496	2,613	2,524
Due after 10 years	692	674	694	677

	5,688	5,600	5,690	5,615
Mortgage-backed securities	3,582	3,602	3,811	3,846

	$9,270	$9,202	$9,501	$9,461

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities at March 31, 2011 and December 31, 2010.

	March 31 2011	December 31 2010
	(in millions of U.S. dollars)
Cost	$510	$666
Gross unrealized appreciation	28	28
Gross unrealized depreciation	(1)	(2)

Fair value	$537	$692

c) Net realized gains (losses)

In accordance with guidance related to the recognition and presentation of OTTI, when an OTTI related to a fixed maturity has occurred, OTTI is required to be recorded in net income if management has the intent to sell the security or it is more likely than not that we will be required to sell the security before the recovery of its amortized cost. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities.

Each quarter, securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, are reviewed to identify those impaired securities to be specifically evaluated for a potential OTTI.

For all non-fixed maturities, OTTI is evaluated based on the following:

•	the amount of time a security has been in a loss position and the magnitude of the loss position;

•	the period in which cost is expected to be recovered, if at all, based on various criteria including economic conditions and other issuer-specific developments; and

•	ACE’s ability and intent to hold the security to the expected recovery period.

As a general rule, we also consider that equity securities in an unrealized loss position for twelve consecutive months are impaired.

We review each fixed maturity in an unrealized loss position to assess whether the security is a candidate for credit loss. Specifically, we consider credit rating, market price, and issuer-specific financial information, among other factors, to assess the likelihood of collection of all principal and interest as contractually due. Securities for which we determine that credit loss is likely are subjected to further analysis to estimate the credit loss recognized in net income, if any. In general, credit loss recognized in net income equals the difference between the security’s amortized cost and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security. All significant assumptions used in determining credit losses are subject to change as market conditions evolve.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. We develop these estimates using information based on market observable data, issuer-specific information, and credit ratings. ACE developed its default assumption by using historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate.

Credit losses recognized in net income for corporate securities were nil and $1 million for the three months ended March 31, 2011 and 2010, respectively.

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

Credit losses recognized in net income for mortgage-backed securities for the three months ended March 31, 2011 and 2010 were $1 million and $17 million, respectively.

The following table presents, for the periods indicated, the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused management to conclude the decline in fair value of certain investments was “other-than-temporary”.

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(5)	$(50)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	32

OTTI on fixed maturities, net	(4)	(18)
Gross realized gains excluding OTTI	109	168
Gross realized losses excluding OTTI	(56)	(69)

Total fixed maturities	49	81

Equity securities:
Gross realized gains excluding OTTI	8	45
Gross realized losses excluding OTTI	(1)	—

Total equity securities	7	45

Foreign exchange gains (losses)	(79)	(9)
Investment and embedded derivative instruments	(20)	19
Fair value adjustments on insurance derivative	71	96
S&P put options and futures	(71)	(59)
Other derivative instruments	(1)	(9)
Other	(1)	4

Net realized gains (losses)	(45)	168

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents, for the three months ended March 31, 2011 and 2010, a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI.

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Balance of credit losses related to securities still held-beginning of period	$137	$174
Additions where no OTTI was previously recorded	—	17
Additions where an OTTI was previously recorded	1	1
Reductions for securities sold during the period	(42)	(29)

Balance of credit losses related to securities still held-end of period	$96	$163

d) Gross unrealized loss

At March 31, 2011, there were 5,453 fixed maturities out of a total of 20,564 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6 million. Fixed maturities in an unrealized loss position at March 31, 2011, were comprised of both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase and included mortgage-backed securities that suffered a decline in value since their original date of purchase.

The following tables present, for all securities in an unrealized loss position at March 31, 2011 and December 31, 2010 (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position.

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
March 31, 2011
U.S. Treasury and agency	$1,172	$(28.1)	$—	$—	$1,172	$(28.1)
Foreign	4,908	(99.0)	314	(19.1)	5,222	(118.1)
Corporate securities	3,350	(89.6)	185	(28.9)	3,535	(118.5)
Mortgage-backed securities	4,814	(93.7)	873	(131.3)	5,687	(225.0)
States, municipalities, and political subdivisions	1,338	(37.0)	56	(7.2)	1,394	(44.2)

Total fixed maturities	15,582	(347.4)	1,428	(186.5)	17,010	(533.9)
Equity securities	22	(1.0)	1	(0.2)	23	(1.2)
Other investments	52	(3.0)	—	—	52	(3.0)

Total	$15,656	$(351.4)	$1,429	$(186.7)	$17,085	$(538.1)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2010
U.S. Treasury and agency	$864	$(24.6)	$—	$—	$864	$(24.6)
Foreign	4,409	(79.0)	312	(37.6)	4,721	(116.6)
Corporate securities	3,553	(85.1)	273	(43.9)	3,826	(129.0)
Mortgage-backed securities	3,904	(67.3)	1,031	(165.1)	4,935	(232.4)
States, municipalities, and political subdivisions	1,115	(36.2)	79	(11.9)	1,194	(48.1)

Total fixed maturities	13,845	(292.2)	1,695	(258.5)	15,540	(550.7)
Equity securities	45	(1.9)	1	(0.3)	46	(2.2)
Other investments	66	(8.7)	—	—	66	(8.7)

Total	$13,956	$(302.8)	$1,696	$(258.8)	$15,652	$(561.6)

e) Restricted assets

ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at March 31, 2011 and December 31, 2010, are fixed maturities and short-term investments totaling $12.3 billion and $12.0 billion, respectively, and cash of $98 million and $104 million, respectively. The following table presents the components of the restricted assets at March 31, 2011 and December 31, 2010.

	March 31 2011	December 31 2010
	(in millions of U.S. dollars)
Trust funds	$8,458	$8,200
Deposits with non-U.S. regulatory authorities	2,317	2,289
Deposits with U.S. regulatory authorities	1,429	1,384
Other pledged assets	220	190

	$12,424	$12,063

5. Fair value measurements

a) Fair value hierarchy

Fair value of financial assets and financial liabilities is estimated based on the framework established in the fair value accounting guidance. The guidance defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets;

•

Level 2 – Includes, among other items, inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves, quoted prices for similar assets and liabilities in active markets, and quoted prices for identical or similar assets and liabilities in markets that are not active; and

•	Level 3 – Inputs that are unobservable and reflect management’s judgments about assumptions that market participants would use in pricing an asset or liability.

We categorize financial instruments within the valuation hierarchy at the balance sheet date based upon the lowest level of inputs that are significant to the fair value measurement. Accordingly, transfers between levels within the valuation hierarchy occur when there are significant changes to the inputs, such as increases or decreases in market activity, changes to the availability of current prices, changes to the transparency to underlying inputs, and whether there are significant variances in quoted prices. Transfers in and/or out of any level are assumed to occur at the end of the period.

We use one or more pricing services to obtain fair value measurements for the majority of the investment securities we hold. Based on management’s understanding of the methodologies used by these pricing services, all applicable investments have been valued in accordance with GAAP. The following is a description of the valuation techniques and inputs used to determine fair values for financial instruments carried at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities

We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependant on the asset class and the market conditions. Additionally, given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Fixed maturities for which pricing is unobservable are classified within Level 3.

Equity securities

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For non-public equity securities, fair values are based on market valuations and are classified within Level 2. Equity securities for which pricing is unobservable are classified within Level 3.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Securities lending collateral

The underlying assets included in Securities lending collateral are fixed maturities which are classified in the valuation hierarchy on the same basis as other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to ACE’s obligation to return the collateral plus interest.

Other investments

Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investment or will not have the contractual option to redeem the investments in the near term. The remainder of such investments is classified within Level 2. Equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

Investment derivative instruments

For actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, fair values are based on quoted market prices. As such, these instruments are included within Level 1.

Guaranteed living benefits

The liability for Guaranteed Living Benefits (GLB) arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of Guaranteed Minimum Income Benefits (GMIB) and Guaranteed Minimum Accumulation Benefits (GMAB) associated with variable annuity contracts. For GLB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality.

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

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates (ranging from about 1 percent to 6 percent per annum) during the surrender charge period of the GMIB contract, followed by a “spike” lapse rate (ranging from about 10 percent to 30 percent per annum) in the year

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values) by multiplying the base lapse rate by a factor ranging from 15 percent to 75 percent. Additional lapses due to partial withdrawals and older policyholders with tax-qualified contracts (due to required minimum distributions) are also included.

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB – it is over 13 percent). For most clients, there is no currently observable relevant annuitization behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, the GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. Based on our first quarter 2011 review, no changes were made to actuarial or behavior assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $6 million.

We view the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small at the time of pricing. However, adverse changes in market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3.

Other derivative instruments

We maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for Guaranteed Minimum Death Benefits (GMDB) and GLB reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
	(in millions of U.S. dollars)
March 31, 2011
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,281	$1,449	$—	$2,730
Foreign	190	11,705	26	11,921
Corporate securities	30	13,406	113	13,549
Mortgage-backed securities	—	9,197	81	9,278
States, municipalities, and political subdivisions	—	1,239	1	1,240

	1,501	36,996	221	38,718

Equity securities	510	17	10	537
Short-term investments	1,091	1,284	—	2,375
Other investments	42	233	1,564	1,839
Securities lending collateral	—	1,326	—	1,326
Investment derivative instruments	(6)	—	—	(6)
Other derivative instruments	(25)	38	4	17

Total assets measured at fair value	$3,113	$39,894	$1,799	$44,806

Liabilities:
GLB(1)	$—	$—	$449	$449

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

	Level 1	Level 2	Level 3	Total
	(in millions of U.S. dollars)
December 31, 2010
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,564	$1,399	$—	$2,963
Foreign	187	10,973	26	11,186
Corporate securities	31	13,441	115	13,587
Mortgage-backed securities	—	8,477	39	8,516
States, municipalities, and political subdivisions	—	1,285	2	1,287

	1,782	35,575	182	37,539

Equity securities	676	3	13	692
Short-term investments	903	1,080	—	1,983
Other investments	39	221	1,432	1,692
Securities lending collateral	—	1,495	—	1,495
Investment derivative instruments	11	—	—	11
Other derivative instruments	(25)	46	4	25

Total assets measured at fair value	$3,386	$38,420	$1,631	$43,437

Liabilities:
GLB(1)	$—	$—	$507	$507

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

There were no significant gross transfers between Level 1 and Level 2 during the three months ended March 31, 2011 and 2010.

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at March 31, 2011 and December 31, 2010 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At March 31, 2011 and December 31, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV. The following table presents, by investment category, the fair values of and maximum future funding commitments related to these investments at March 31, 2011 and December 31, 2010. The table also shows the expected liquidation period from March 31, 2011.

	March 31, 2011			December 31, 2010
	Expected Liquidation Period	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$203	$145	$192	$151
Real estate	3 to 9 Years	179	172	168	92
Distressed	6 to 9 Years	245	42	243	43
Mezzanine	6 to 9 Years	124	160	135	173
Traditional	3 to 8 Years	425	258	376	291
Vintage	1 to 3 Years	31	3	27	3
Investment funds	Not Applicable	336	—	329	—

		$1,543	$780	$1,470	$753

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

Financial

Financial consists of investments in private equity funds targeting financial services companies such as financial institutions and insurance services around the world.

Real estate

Real estate consists of investments in private equity funds targeting global distress opportunities, value added U.S. properties, and global mezzanine debt securities in the commercial real estate market.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Investment funds

ACE’s investment funds employ various investment strategies such as long/short equity and arbitrage/distressed. Included in this category are investments for which ACE has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investment fund investments may be redeemed monthly, quarterly, semi-annually, or annually. If ACE wishes to redeem an investment fund investment, it must first determine if the investment fund is still in a lock-up period (a time when ACE cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, ACE must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem ACE’s investment within several months of the notification. Notice periods for redemption of the investment funds range between 5 and 120 days. ACE can redeem its investment funds without consent from the investment fund managers.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3) for the periods indicated.

	Three Months Ended March 31, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments	GLB(1)
	(in millions of U.S. dollars)
Balance-Beginning of Period	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	4	5	1	—	—	—	—	—
Transfers out of Level 3	(1)	(4)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	—	(1)	42	1	—
Net Realized Gains/Losses	—	(1)	—	—	2	—	—	(58)
Purchases	—	19	46	—	—	90	—	—
Sales	(1)	(19)	(3)	—	(4)	—	—	—
Settlements	(1)	(3)	(2)	(1)	—	—	(1)	—

Balance-End of Period	$26	$113	$81	$1	$10	$1,564	$4	$449

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$1	$(58)

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

	Three Months Ended March 31, 2010
	Assets							Liabilities
	Available-for-Sale Debt Securities
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments	GLB(1)
	(in millions of U.S. dollars)
Balance-Beginning of Period	$59	$168	$21	$3	$12	$1,149	$14	$443
Transfers into (Out of) Level 3	(37)	(35)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	3	—	—	1	19	—	—
Net Realized Gains/Losses	(1)	—	—	—	—	1	—	(96)
Purchases, Sales, Issuances, and Settlements, Net	—	(3)	(9)	(1)	—	67	—	—

Balance-End of Period	$21	$133	$12	$2	$13	$1,236	$14	$347

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$1	$—	$(96)

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $469 million at March 31, 2010, and $559 million at December 31, 2009, which includes a fair value derivative adjustment of $347 million and $443 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) Financial instruments disclosed, but not carried, at fair value

ACE maintains positions in various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.

The carrying values of cash, short-term investments, accrued investment income, other assets, net payable for securities purchased, other liabilities and other financial instruments not included below approximated their fair values.

Investments in partially-owned insurance companies

Fair values for investments in partially-owned insurance companies are based on ACE’s share of the net assets based on the financial statements provided by those companies.

Short- and long-term debt and trust preferred securities

Where practical, fair values for short-term debt, long-term debt, and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including incremental borrowing rates, which reflect ACE’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following table presents carrying values and fair values of financial instruments not measured at fair value for the periods indicated.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions of U.S. dollars)
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,082	$1,096	$1,105	$1,127
Foreign	1,061	1,022	1,049	1,013
Corporate securities	2,321	2,269	2,361	2,313
Mortgage-backed securities	3,582	3,602	3,811	3,846
States, municipalities, and political subdivisions	1,224	1,213	1,175	1,162

Total fixed maturities held to maturity	9,270	9,202	9,501	9,461

Liabilities:
Short-term debt	1,401	1,401	1,300	1,300
Long-term debt	3,358	3,642	3,358	3,846
Trust preferred securities	309	366	309	376

Total liabilities	$5,068	$5,409	$4,967	$5,522

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance for the periods indicated. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$26	$29
Policy benefits and other reserve adjustments	$22	$24
GLB
Net premiums earned	$41	$41
Policy benefits and other reserve adjustments	6	7
Net realized gains (losses)	58	96

Gain recognized in income	$93	$130
Net cash received	$41	$40
Net decrease in liability	$52	$90

At March 31, 2011 reported liabilities for GMDB and GLB reinsurance were $178 million and $596 million, respectively, compared with $185 million and $648 million, respectively, at December 31, 2010. The reported liability for GLB reinsurance of $596 million at March 31, 2011, and $648 million at December 31, 2010, includes a fair value derivative adjustment of $449 million and $507 million, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

a) GMDB reinsurance

At March 31, 2011 and December 31, 2010, the net amount at risk from GMDB reinsurance programs was $3.1 billion and $2.9 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2011 and December 31, 2010, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1 to 2 percent.

At March 31, 2011, if all of the cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable, taking into account all appropriate claims limits, would be approximately $1.4 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) GLB reinsurance

At March 31, 2011 and December 31, 2010, the net amount at risk from GLB reinsurance programs was $718 million and $719 million, respectively. For GLB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2011 and December 31, 2010, respectively);

•	there are no deaths, lapses, or withdrawals;

•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 0 and 1 percent.

The average attained age of all policyholders under all benefits reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 66 years.

7. Commitments, contingencies, and guarantees

a) Derivative instruments

Derivative instruments employed

ACE maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Along with convertible bonds and to be announced mortgage-backed securities (TBA), discussed below, these are the most numerous and frequent derivative transactions.

ACE maintains positions in convertible bond investments that contain embedded derivatives. In addition, we purchase TBAs as part of our investing activities. These securities are included within the fixed maturities available for sale (FM AFS) portfolio.

Under reinsurance programs covering GLBs, ACE assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within Accounts payable, accrued expenses, and other liabilities (AP). ACE also maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business.

In relation to certain debt issuances, ACE has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At March 31, 2011 and December 31, 2010, ACE had no in force interest rate swaps having exited such positions upon the repayment of related debt issuances during the fourth quarter of 2010.

ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverable.

All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are used as hedges for accounting purposes.

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments at March 31, 2011 and December 31, 2010.

		March 31, 2011		December 31, 2010
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(8)	$596	$3	$729
Futures contracts on money market instruments	AP	2	5,843	3	4,297
Futures contracts on notes and bonds	AP	—	853	5	676
Options on money market instruments	AP	—	—	—	1
Options on notes and bonds futures	AP	—	15	—	—
Convertible bonds	FM AFS	425	379	416	382
TBAs	FM AFS	94	89	101	98

		$513	$7,775	$528	$6,183

Other derivative instruments
Futures contracts on equities	AP	$(25)	$1,128	$(25)	$1,069
Options on equity market indices	AP	38	250	46	250
Credit default swaps	AP	4	350	4	350
Other	AP	—	17	—	17

		$17	$1,745	$25	$1,686

GLB(1)	AP/FPB	$(596)	$718	$(648)	$719

(1)

Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 6 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations for the periods indicated.

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(15)	$13
All other futures contracts and options	(3)	8
Convertible bonds	(1)	(2)
TBAs	(1)	—

	$(20)	$19

GLB and other derivative instruments
GLB	$58	$96
Futures contracts on equities	(63)	(51)
Options on equity market indices	(8)	(8)
Interest rate swaps	—	(9)
Credit default swaps	(1)	—

	$(14)	$28

	$(34)	$47

Derivative instrument objectives

(i) Foreign currency exposure management

A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. ACE uses forwards to minimize the effect of fluctuating foreign currencies.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Option contracts may also be used as an alternative to futures contracts in the synthetic strategy as described above. Another use for option contracts is to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GLB reinsurance business. The price of an option is influenced by the underlying security, expected volatility, time to expiration, and supply and demand.

The credit risk associated with the above derivative financial instruments relates to the potential for non-performance by counterparties. Although non-performance is not anticipated, in order to minimize the risk of loss, management monitors the creditworthiness of its counterparties and obtains collateral. The performance of exchange-traded instruments is guaranteed by the exchange on which they trade. For non-exchange-traded instruments, the counterparties are principally banks which must meet certain criteria according to our investment guidelines.

Interest rate swaps

An interest rate swap is a contract between two counterparties in which interest payments are made based on a notional principal amount, which itself is never paid or received. Under the terms of an interest rate swap, one counterparty makes interest payments based on a fixed interest rate and the other counterparty’s payments are based on a floating rate. Interest rate swap contracts are used occasionally in the investment portfolio as protection against unexpected shifts in interest rates, which would affect the fair value of the fixed maturity portfolio. By using interest rate swaps in the portfolio, the overall duration or interest rate sensitivity of the portfolio can be reduced. Interest rate swaps are also employed related to certain debt issuances for the purpose of either fixing and/or reducing borrowing costs.

Credit default swaps

A credit default swap is a bilateral contract under which two counterparties agree to isolate and separately trade the credit risk of at least one third-party reference entity. Under a credit default swap agreement, a protection buyer pays a periodic fee to a protection seller in exchange for a contingent payment by the seller upon a credit event (such as a default or failure to pay) related to the reference entity. When a credit event is triggered, the protection seller pays the protection buyer the difference between the fair value of assets and the principal amount. We have purchased a credit default swap to mitigate our global credit risk exposure to one of our reinsurers.

(iii) Convertible security investments

A convertible bond is a debt instrument that can be converted into a predetermined amount of the issuer’s equity at certain times prior to the bond’s maturity. The convertible option is an embedded derivative within the fixed maturity host instruments which are classified in the investment portfolio as available for sale. ACE purchases convertible bonds for their total return and not specifically for the conversion feature.

(iv) TBA

By acquiring a TBA, a commitment is made to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the position is accounted for as a derivative in the consolidated financial statements. ACE purchases TBAs both for their total return and for the flexibility they provide related to its mortgage-backed security strategy.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(v) GLB

Under the GLB program, as the assuming entity, ACE is obligated to provide coverage until the expiration or maturity of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (i.e., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.

b) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,207 million. In connection with these investments, we have commitments that may require funding of up to $780 million over the next several years.

c) Taxation

In 2010, ACE reached final settlement with the Internal Revenue Service (IRS) Appeals Division regarding its federal tax returns for 2002, 2003, and 2004. As a result of the settlement, the amount of unrecognized tax benefits was reduced by approximately $21 million. Additionally, in June 2010, the IRS completed its field examination of ACE’s federal tax returns for 2005, 2006, and 2007 and has proposed several adjustments principally involving transfer pricing and other insurance-related matters. In July 2010, we filed a written protest with the IRS, and the case is currently being reviewed by the IRS Appeals Division. The IRS commenced its field examination of ACE’s federal tax returns for 2008 and 2009 during January 2011. While it is reasonably possible that a significant change in the unrecognized tax benefits could occur in the next 12 months, we believe that the outcome of the appeal and the current examination will not have a material impact on our financial condition or results of operations. With few exceptions, our significant U.K. subsidiaries remain subject to examination for tax years 2007 and later.

d) Legal proceedings

(i) Claims and other litigation

ACE’s insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverage and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by ACE’s subsidiaries, which are typical to the insurance industry in general and in the normal course of business, are considered in ACE’s loss and loss expense reserves. In addition to claims litigation, ACE and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from, or directly relate to, claims on insurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from business ventures. In the opinion of ACE’s management, ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(ii) Business practices litigation

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

In the commercial insurance complaint, the plaintiffs named ACE, ACE INA Holdings, Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that certain brokers and insurers, including certain ACE entities, conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, they allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that acted as intermediaries between brokers and insurers. Plaintiffs also allege that broker defendants tied the purchase of primary insurance to the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. The complaint asserts the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organizations Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007 the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants have renewed their motions to dismiss, and the District Court has indicated that it will issue a decision in early 2011.

As of May 5, 2011, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination (“tag-along cases”). All proceedings in these tag-along cases are currently stayed.

•

New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; D.N.J.), was originally filed in the Northern District of Georgia on April 4, 2006. ACE, ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

As of May 5, 2011, plaintiffs have not specified an amount of alleged damages in any of the tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before ACE could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the MDL Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

In addition to the related federal cases, there are two pending state cases with allegations similar to those in the consolidated federal actions described above:

•

Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts), a class action in Massachusetts, was filed on January 13, 2005. Illinois Union Insurance Company is named. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

As of May 5, 2011, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before ACE could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

In January 2011, plaintiff submitted an expert report in which it claims that ACE should be liable for $11.3 million in overcharges to Ohio public entities; plaintiffs may claim that this amount should be trebled pursuant to Ohio antitrust law. Plaintiff also seeks to impose a $10.3 million penalty on ACE related to ACE’s sales of private insurance in Ohio. ACE believes that these claims are without merit and continues to defend them vigorously.

ACE, ACE USA, Inc., ACE INA Holdings, Inc., and Evan G. Greenberg, as a former officer and director of AIG and current officer and director of ACE, were named in one or both of two derivative cases brought by certain shareholders of AIG. One of the derivative cases was filed in Delaware Chancery Court, and the other was filed in the Southern District of New York. The allegations against ACE were similar to those alleged in the federal commercial insurance cases. Plaintiffs claimed breach of fiduciary duty, aiding and abetting breaches of fiduciary duties, unjust enrichment, conspiracy, and fraud. In Delaware, the shareholder plaintiffs dismissed Evan Greenberg as a defendant in 2008; likewise, the plaintiffs in the New York action subsequently dismissed Evan Greenberg as well. In 2009 the Delaware court dismissed all claims against ACE with prejudice and on December 29, 2010 the Delaware Supreme Court affirmed the dismissal. The New York derivative action was subsequently dismissed with prejudice.

In all of the lawsuits described above, except where specifically noted, plaintiffs seek compensatory and in some cases special damages without specifying an amount. As a result, absent developments in the proceedings that result in specific allegations as to damages or asserted ACE liability, ACE cannot estimate its potential costs related to these legal matters and, accordingly, no liability for compensatory damages has been established in the consolidated financial statements.

ACE’s ultimate liability for these matters is not likely to have a material adverse effect on ACE’s consolidated financial condition, although it is possible that the effect could be material to ACE’s consolidated results of operations for an individual reporting period.

8. Shareholders’ equity

All of ACE’s Common Shares are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions) or from legal reserves, must be declared by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. For the three months ended March 31, 2011 and 2010, dividends declared per Common Share amounted to CHF 0.30 ($0.33) and CHF 0.33 ($0.31), respectively. The par value distribution in the three months ended March 31, 2011, is reflected as such through Common Shares in the consolidated statement of shareholders’ equity and had the effect of reducing the par value per Common Share to CHF 30.27.

Under Swiss corporate law, ACE may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of the Common Shares is below par value, we will need to obtain shareholder approval to decrease the par value of the Common Shares.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options. At March 31, 2011, 4,821,460 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

9. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) provides for grants of both incentive and non-qualified stock options principally at an option price per share equal to the fair value of ACE’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 24, 2011, ACE granted 1,620,954 stock options with a weighted-average grant date fair value of $14.63 each. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The 2004 LTIP also provides for grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 24, 2011, ACE granted 1,667,653 restricted stock awards and 249,660 restricted stock units to employees and officers of ACE and its subsidiaries with a grant date fair value of $62.64 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

10. Segment information

ACE operates through the following business segments, certain of which represent the aggregation of distinct operating segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries.

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

Statement of Operations by Segment

For the Three Months Ended March 31, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,285	$1,437	$315	$409	$—	$3,446
Net premiums earned	1,346	1,304	260	399	—	3,309
Losses and loss expenses	994	862	279	128	—	2,263
Policy benefits	—	—	—	91	—	91
Policy acquisition costs	136	312	46	61	—	555
Administrative expenses	148	224	12	68	42	494

Underwriting income (loss)	68	(94)	(77)	51	(42)	(94)

Net investment income	295	131	72	46	—	544
Net realized gains (losses) including OTTI	(11)	(9)	(13)	(13)	1	(45)
Interest expense	4	1	—	3	55	63
Other (income) expense	(16)	(2)	(6)	5	5	(14)
Income tax expense (benefit)	89	19	10	13	(34)	97

Net income (loss)	$275	$10	$(22)	$63	$(67)	$259

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Underwriting assets are reviewed in total by management for purpose of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

The following table shows the impact of the catastrophe losses by segment for the three months ended March 31, 2011.

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Consolidated
	(in millions of U.S. dollars)
Catastrophe Loss Charges – By Event
Gross loss				$1,495
Net loss:
Japan earthquake	$52	$62	$101	$215
New Zealand earthquake	—	62	35	97
Australian storms	3	63	16	82
U.S. winter storms	21	—	—	21

Total	76	187	152	415
Reinstatement premiums (expensed) collected	(12)	(63)	1	(74)

Total before income tax	$88	$250	$151	$489

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents the net premiums earned for each segment by product for the periods indicated.

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended March 31, 2011
Insurance – North American	$378	$890	$78	$1,346
Insurance – Overseas General	431	342	531	1,304
Global Reinsurance	112	148	—	260
Life	—	—	399	399

	$921	$1,380	$1,008	$3,309

For the Three Months Ended March 31, 2010
Insurance – North American	$358	$944	$68	$1,370
Insurance – Overseas General	420	345	486	1,251
Global Reinsurance	138	138	—	276
Life	—	—	380	380

	$916	$1,427	$934	$3,277

11. Earnings per share

The following table presents the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$259	$755

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	337,088,217	338,478,484
Denominator for diluted earnings per share:
Share-based compensation plans	2,572,982	1,386,992

Adjusted weighted-average shares outstanding and assumed conversions	339,661,199	339,865,476

Basic earnings per share	$0.77	$2.23

Diluted earnings per share	$0.76	$2.22

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended March 31, 2011 and 2010, the potential anti-dilutive share conversions were 333,072 shares and 1,115,665 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010 for ACE Limited (the Parent Guarantor) and its “Subsidiary Issuer”, ACE INA Holdings, Inc. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at March 31, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$40	$27,225	$25,474	$—	$52,739
Cash	354	980	(219)	—	1,115
Insurance and reinsurance balances receivable	—	3,542	560	—	4,102
Reinsurance recoverable on losses and loss expenses	—	17,934	(4,185)	—	13,749
Reinsurance recoverable on policy benefits	—	940	(687)	—	253
Value of business acquired	—	745	—	—	745
Goodwill and other intangible assets	—	4,172	557	—	4,729
Investments in subsidiaries	22,610	—	—	(22,610)	—
Due from (to) subsidiaries and affiliates, net	572	—	—	(572)	—
Other assets	13	7,212	1,563	—	8,788

Total assets	$23,589	$62,750	$23,063	$(23,182)	$86,220

Liabilities
Unpaid losses and loss expenses	$—	$31,681	$7,162	$—	$38,843
Unearned premiums	—	5,547	986	—	6,533
Future policy benefits	—	2,870	610	—	3,480
Due to (from) subsidiaries and affiliates, net	—	842	(842)	—	—
Short-term debt	—	1,001	400	—	1,401
Long-term debt	—	3,358	—	—	3,358
Trust preferred securities	—	309	—	—	309
Other liabilities	213	7,289	1,418	—	8,920

Total liabilities	213	52,897	9,734	—	62,844

Total shareholders’ equity	23,376	9,853	13,329	(23,182)	23,376

Total liabilities and shareholders’ equity	$23,589	$62,750	$23,063	$(23,182)	$86,220

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$47	$26,718	$24,642	$—	$51,407
Cash	308	573	(109)	—	772
Insurance and reinsurance balances receivable	—	3,710	523	—	4,233
Reinsurance recoverable on losses and loss expenses	—	16,877	(4,006)	—	12,871
Reinsurance recoverable on policy benefits	—	959	(678)	—	281
Value of business acquired	—	634	—	—	634
Goodwill and other intangible assets	—	4,113	551	—	4,664
Investments in subsidiaries	22,529	—	—	(22,529)	—
Due from (to) subsidiaries and affiliates, net	564	(555)	555	(564)	—
Other assets	14	7,045	1,434	—	8,493

Total assets	$23,462	$60,074	$22,912	$(23,093)	$83,355

Liabilities
Unpaid losses and loss expenses	$—	$30,430	$6,961	$—	$37,391
Unearned premiums	—	5,379	951	—	6,330
Future policy benefits	—	2,495	611	—	3,106
Short-term debt	300	1,000	—	—	1,300
Long-term debt	—	3,358	—	—	3,358
Trust preferred securities	—	309	—	—	309
Other liabilities	188	7,394	1,005	—	8,587

Total liabilities	488	50,365	9,528	—	60,381

Total shareholders’ equity	22,974	9,709	13,384	(23,093)	22,974

Total liabilities and shareholders’ equity	$23,462	$60,074	$22,912	$(23,093)	$83,355

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,023	$1,423	$—	$3,446
Net premiums earned	—	1,938	1,371	—	3,309
Net investment income	1	262	281	—	544
Equity in earnings of subsidiaries	248	—	—	(248)	—
Net realized gains (losses) including OTTI	(1)	(13)	(31)	—	(45)
Losses and loss expenses	—	1,301	962	—	2,263
Policy benefits	—	40	51	—	91
Policy acquisition costs and administrative expenses	18	579	461	(9)	1,049
Interest expense	(8)	67	(5)	9	63
Other (income) expense	(22)	12	(4)	—	(14)
Income tax expense	1	69	27	—	97

Net income	$259	$119	$129	$(248)	$259

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,227	$1,344	$—	$3,571
Net premiums earned	—	1,956	1,321	—	3,277
Net investment income	—	254	250	—	504
Equity in earnings of subsidiaries	735	—	—	(735)	—
Net realized gains (losses) including OTTI	(1)	10	159	—	168
Losses and loss expenses	—	1,316	605	—	1,921
Policy benefits	—	33	54	—	87
Policy acquisition costs and administrative expenses	16	561	444	(7)	1,014
Interest expense	(9)	60	(8)	9	52
Other (income) expense	(28)	19	5	—	(4)
Income tax expense	—	96	28	—	124

Net income	$755	$135	$602	$(737)	$755

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	ACE Limited Consolidated
Net cash flows from operating activities	$509	$217	$277	$1,003

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(3,418)	(3,815)	(7,233)
Purchases of fixed maturities held to maturity	—	(176)	(1)	(177)
Purchases of equity securities	—	(121)	(22)	(143)
Sales of fixed maturities available for sale	6	2,760	2,662	5,428
Sales of equity securities	—	307	10	317
Maturities and redemptions of fixed maturities available for sale	—	440	501	941
Maturities and redemptions of fixed maturities held to maturity	—	298	98	396
Net derivative instruments settlements	(1)	4	(88)	(85)
Advances (to) from affiliates	(31)	—	31	—
Acquisition of subsidiaries (net of cash acquired of $39)	—	(8)	(37)	(45)
Other	—	(28)	(2)	(30)

Net cash flows from (used for) investing activities	(26)	58	(663)	(631)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(112)	—	—	(112)
Common Shares repurchased	(68)	—	—	(68)
Net proceeds from issuance (repayment) of short-term debt	(300)	—	400	100
Proceeds from exercise of options for Common Shares	38	—	—	38
Proceeds from Common Shares issued under ESPP	5	—	—	5
Advances (to) from affiliates	—	127	(127)	—

Net cash flows from (used for) financing activities	(437)	127	273	(37)

Effect of foreign currency rate changes on cash and cash equivalents	—	5	3	8

Net increase (decrease) in cash	46	407	(110)	343
Cash – beginning of period	308	573	(109)	772

Cash – end of period	$354	$980	$(219)	$1,115

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2011. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related Notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

Other Information

We routinely post important information for investors on our website (www.acegroup.com) under the Investor Information section. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (SEC) Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through our website is not incorporated by reference into, and is not a part of, this report.

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

•

losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow), nuclear accidents or terrorism which could be affected by:

•	the number of insureds and ceding companies affected;

•	the amount and timing of losses actually incurred and reported by insureds;

•	the impact of these losses on our reinsurers and the amount and timing of reinsurance recoverable actually received;

•	the cost of building materials and labor to reconstruct properties or to perform environmental remediation following a catastrophic event; and

•	complex coverage and regulatory issues such as whether losses occurred from storm surge or flooding and related lawsuits;

•	actions that rating agencies may take from time to time, such as financial strength or credit ratings downgrades or placing these ratings on credit watch negative or the equivalent;

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

•

the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, and the impact of bankruptcy protection sought by various asbestos producers and other related businesses, and the timing of loss payments;

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

•

the competitive environment in which we operate, including trends in pricing or in policy terms and conditions which may differ from our projections and changes in market conditions that could render our business strategies ineffective or obsolete;

•

acquisitions made by us performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization or announced acquisitions not closing;

•	risks associated with being a Swiss corporation, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	the adequacy of collateral supporting funded high deductible programs;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions, for example, recession;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of our technology resources to perform as anticipated; and

•	management’s response to these factors and actual events (including, but not limited to, those described above).

The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “feel,” “foresee,” “will likely result,” or “will continue,” and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of commercial and individual customers in more than 170 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health and life insurance to individuals in select countries. At March 31, 2011, ACE had total assets of $86 billion and shareholders’ equity of $23 billion.

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

We operate through the following business segments: Insurance—North American, Insurance—Overseas General, Global Reinsurance, and Life. The Insurance—North American segment includes our wholesale divisions ACE Westchester and ACE Bermuda; and our retail divisions ACE USA (including ACE Canada), ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine). The Insurance—Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international accident & health (A&H) and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of ACE Global Markets. The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. For more information on each of our segments refer to “Segment Information” in our 2010 Form 10-K.

Significant Events

The impact of natural catastrophes

We experienced a higher number of natural catastrophes in the first quarter of 2011 compared to first quarter of 2010. Results for the period ended March 31, 2011 were adversely impacted by net after-tax losses of $443 million, including reinstatement premiums, related to several natural catastrophes including the Japan and New Zealand earthquakes, the Australian storms, and the U.S. winter storms. For further details, see “Consolidated Operating Results”.

Acquisitions

The first quarter of 2011 includes a full quarter of results for Rain and Hail Insurance Service, Inc. (Rain and Hail), acquired December 28, 2010, and Jerneh Insurance Berhad, acquired December 1, 2010, and a partial quarter of results for the Korea operations of New York Life, acquired on February 1, 2011. Subsequent to quarter-end, on April 1, 2011, we acquired the Hong Kong operations of New York Life for approximately $350 million in cash. See Note 3 to the Consolidated Financial Statements for more information.

Market Conditions

The industry has experienced significant catastrophe losses in the first quarter of 2011. We believe a considerable amount of these losses will be concentrated with relatively few companies and certain important markets such as London, Bermuda, and continental reinsurers. However, we believe that certain classes of property business, such as single-peril catastrophe, large account property requiring significant capacity, and potentially other classes such as marine and energy will strengthen. We are already seeing certain property classes that had been experiencing decreases in pricing, such as catastrophe exposed and large accounts, are now flat, or in certain cases, increasing.

As a result of adherence to our strict underwriting standards, new business writings for North American retail commercial P&C decreased significantly in the three months ended March 31, 2011, compared with the three months ended March 31, 2010. We are writing less new business and maintaining our renewals. Retentions were up particularly in those lines of business where more than price mattered.

Net premiums written were up in both our retail and wholesale International P&C business for the three months ended March 31, 2011, compared with the three months ended March 31, 2010. We saw double digit growth in our Asia and Latin American business as well as reasonable growth in our U.K. retail business, where we are benefitting from our expanding presence outside London.

Our Global Reinsurance segment continues to experience competitive market conditions, reporting premium declines on property risk, property catastrophe and casualty-related business, the latter particularly in the U.S. market.

A&H premiums continue to experience good growth driven primarily by our international A&H business in Asia and Latin America, as well as in the U.S. We believe our A&H business will continue to grow through 2011. In contrast, our Combined Insurance premiums continue to decrease as a result of the impact of the economic recession in its target markets. Additionally, Combined’s business in the U.K. and Ireland has been impacted by changes in the regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices and customer service. This has resulted in a need for us to re-evaluate our sales model and to re-engineer our processes. We have put these two operations on a sales moratorium while we re-evaluate our business model.

Consolidated Operating Results – Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31		% change

	2011	2010	Q-11 vs. Q-10
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$3,446	$3,571	(4)%
Net premiums earned	3,309	3,277	1%
Net investment income	544	504	8%
Net realized gains (losses)	(45)	168	NM

Total revenues	3,808	3,949	(4)%

Losses and loss expenses	2,263	1,921	18%
Policy benefits	91	87	5%
Policy acquisition costs	555	554	0%
Administrative expenses	494	460	7%
Interest expense	63	52	21%
Other (income) expense	(14)	(4)	NM

Total expenses	3,452	3,070	12%

Income before income tax	356	879	(59)%
Income tax expense	97	124	(22)%

Net income	$259	$755	(66)%

NM—not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended March 31, 2011
	P&C	A&H	Total
Net premiums written:
Increase (decrease) net premiums written in original currency	(6.1)%	3.9%	(3.7)%
Foreign exchange effect	(0.2)%	1.5%	0.2%

Increase (decrease) as reported in U.S. dollars	(6.3)%	5.4%	(3.5)%

Net premiums earned:
Increase (decrease) net premiums earned in original currency	(1.1)%	3.3%	0.1%
Foreign exchange effect	0.6%	2.0%	0.9%

Increase (decrease) as reported in U.S. dollars	(0.5)%	5.3%	1.0%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, decreased in the quarter ended March 31, 2011, compared with the prior year quarter. Our North American retail division reported less assumed loss portfolio business as well as lower new business and policy renewals across several lines of business. The North American wholesale division benefited from the acquisition of Rain and Hail in December 2010, reporting premium growth in agricultural and personal lines. Our international retail business reported modest growth, partially offset by reinstatement premiums expensed in connection with first quarter catastrophe activity. The global reinsurance operations reported a decline in net premiums written compared with the prior year quarter, primarily due to competitive market conditions.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased modestly in the quarter ended March 31, 2011, compared with the prior year quarter, primarily due to increases in net premiums earned in our U.S. personal lines and international retail businesses, partially offset by reinstatement premiums expensed, less assumed loss portfolio transfers and lower production within our Global Reinsurance segment and London wholesale businesses.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated.

	Three Months Ended March 31		% change

	2011	2010	Q-11 vs. Q-10
	(in millions of U.S. dollars, except for percentages)
Property and all other	$921	$916	1%
Casualty	1,380	1,427	(3)%

Subtotal	2,301	2,343	(2)%
Personal accident (A&H)	855	810	6%
Life	153	124	23%

Net premiums earned	$3,309	$3,277	1%

	2011 % of total	2010 % of total
Property and all other	28%	28%
Casualty	42%	44%

Subtotal	70%	72%
Personal accident (A&H)	26%	25%
Life	4%	3%

Net premiums earned	100%	100%

Net investment income increased for the quarter ended March 31, 2011, compared with the prior year quarter, primarily due to positive operating cash flows and the impact of acquisitions which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments”.

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

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio	73.4%	61.9%
Policy acquisition cost ratio	16.9%	17.0%
Administrative expense ratio	14.7%	13.9%

Combined ratio	105.0%	92.8%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio, as reported	73.4%	61.9%
Catastrophe losses and related reinstatement premiums	(15.7)%	(5.6)%
Prior period development	3.1%	4.8%

Loss and loss expense ratio, adjusted	60.8%	61.1%

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio, excluding the impact of the prior crop-year settlements for the prior period.

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio	73.4%	65.0%
Policy acquisition cost ratio	16.9%	15.7%
Administrative expense ratio	14.7%	14.1%

Combined ratio	105.0%	94.8%

The tables below show the impact of the catastrophe losses by segment for the periods indicated.

Three Months Ended March 31, 2011

Catastrophe Loss Charges—By Event	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Consolidated
	(in millions of U.S. dollars)
Gross loss				$1,495
Net loss:
Japan earthquake	$52	$62	$101	$215
New Zealand earthquake	—	62	35	97
Australian storms	3	63	16	82
U.S. winter storms	21	—	—	21

Total	$76	$187	$152	$415
Reinstatement premiums (expensed) collected	(12)	(63)	1	(74)

Total before income tax	$88	$250	$151	$489

Three Months Ended March 31, 2010
Catastrophe Loss Charges—By Event	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Consolidated
	(in millions of U.S. dollars)
Gross loss				$425

Net loss:
Haiti earthquake	$4	$2	$—	$6
Chile earthquake	5	22	7	34
France windstorm	—	5	5	10
Australia storms	—	15	17	32
U.S. catastrophes	43	5	2	50
Other(1)	—	15	1	16

Total	$52	$64	$32	$148
Reinstatement premiums (expensed) collected	(3)	(24)	2	(25)

Total before income tax	$55	$88	$30	$173

(1)	Primarily includes catastrophes in Madeira and French Polynesia.

We experienced total net pre-tax catastrophe losses of $415 million (before reinstatement premiums expensed) in the quarter ended March 31, 2011, compared with net pre-tax catastrophe losses of $148 million (before reinstatement premiums expensed) in the prior year quarter. The catastrophe losses incurred during the quarter ended March 31, 2011, were primarily related to earthquakes in Japan and New Zealand, and storms in Australia. Reinsurance recoverables are due from highly rated reinsurers.

On March 11, 2011, the Tohoku earthquake struck the northeastern coast of Japan. Due to the size and complexity of the earthquake, total covered losses for the insurance industry remain difficult to predict. However, industry sources have estimated that the losses arising out of the earthquake will be substantial. Our Japan earthquake loss estimates, including reinstatement premiums, were $247 million.

These amounts were based on ground-up reviews of a substantial majority of our in-force direct policies and internal modeling of our in-force reinsurance policies we believe to be affected, together with information from our insureds, adjusters, brokers and cedents. Actual losses may vary materially from these amounts as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purpose of our calculations, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. In addition, our Japan earthquake losses are subject to a high level of uncertainty due to extremely complex and unique causation and coverage issues associated with the events, including the attribution of losses to other perils and potential legal and regulatory developments related to potential losses. Further, products such as contingent business interruption may represent a significant source of uncertainty for our loss estimate, especially given the post-event impact on certain industries (for example, auto and consumer). Some issues may become the subject of litigation and may not be resolved for a considerable period of time. As a result, although we believe our reserves for these events are adequate, both industry wide insured losses and our losses from the Japan earthquake may ultimately be materially greater or lower than our initial reported losses and any additional losses could have a further material adverse impact on our financial results.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $93 million of net favorable prior period development in the three months ended March 31, 2011. This compares with net favorable prior period development of $96 million in the prior year quarter. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio was flat in the three months ended March 31, 2011, compared with the prior year quarter. Insurance – North American reported a decline in its policy acquisition cost ratio primarily due to the timing of the annual crop settlement (refer to Insurance – North American). This favorable impact on the policy acquisition cost ratio was offset by changes in business mix and the impact of reinstatement premiums expensed, mainly within the Insurance – Overseas General segment.

Our administrative expense ratio increased in the three months ended March 31, 2011, primarily due to the impact of the reinstatement premiums expensed, and less assumed loss portfolio business. Assumed loss portfolio transfers typically generate minimal expenses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 27 percent in the three months ended March 31, 2011, compared with 14 percent in the prior year quarter. The increase in our effective income tax rate in the three months ended March 31, 2011, was primarily due to a higher percentage of losses being generated in lower tax-paying jurisdictions.

Prior Period Development

The favorable prior period development of $93 million during the three months ended March 31, 2011 was the net result of several underlying favorable and adverse movements. With respect to our crop business, prior to the acquisition of Rain and Hail, we regularly received reports relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments were typically more significant in the first quarter of the year, compared with other periods. Following the Rain and Hail acquisition closing on December 28, 2010, we have access to such information sooner. As a result, the more significant changes in estimate that occurred in the first quarter in prior years now occur in the fourth quarter. Accordingly, there was minimal prior period development related to the crop business in the first quarter of 2011 as compared to $41 million of favorable prior period development in the first quarter of 2010. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes (favorable) and adverse prior period development by segment for the three months ended March 31, 2011 and 2010.

Three months ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2011
Insurance—North American	$8	$(43)	$(35)	0.2%
Insurance—Overseas General	(1)	(43)	(44)	0.6%
Global Reinsurance	(8)	(6)	(14)	0.6%

Total	$(1)	$(92)	$(93)	0.4%

2010
Insurance—North American	$6	$(51)	$(45)	0.3%
Insurance—Overseas General	2	(39)	(37)	0.5%
Global Reinsurance	(3)	(11)	(14)	0.6%

Total	$5	$(101)	$(96)	0.4%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American’s operations experienced net favorable prior period development of $35 million in the quarter ended March 31, 2011 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net adverse development of $8 million on long-tail business, including:

•

Adverse development of $28 million on errors and omissions coverage primarily affecting the 2007 and 2008 accident years. This development was due to increases on a small number of large claims where new facts, including adverse legal verdicts, emerged since our last review;

•

Favorable development of $21 million on surety business, primarily impacting the 2009 accident year. Case emergence and development for this accident year continues to be more favorable than anticipated in our prior review, as well as in our original pricing for the policies written covering this period. We had assumed higher claims frequency due to recession, however this did not materialize in our portfolio;

•

Adverse development of $18 million in two separate portfolios of primary general liability business affecting the 2004-2008 accident years. In the first portfolio, higher than expected loss payments on contractors’ exposures in the 2004 and 2005 accident years led to an increase in our estimates of ultimate loss. In the second portfolio, reported case incurred loss activity for the 2007 and 2008 accident years was higher than expected prompting increases in our estimates of ultimate losses;

•

Favorable development of $39 million in our excess casualty businesses affecting the 2005 and prior accident years. Incurred losses have continued to be favorable relative to our projections; in addition, as these accident years have matured, more weight has been given to experience-based methods which has also resulted in a refinement of our estimate;

•	Adverse development of $22 million on long-tail business across a number of lines and accident years as a result of various reasons, none of which was significant.

•	Net favorable development of $43 million on short-tail business, including:

•	Favorable development of $10 million in our Canadian A&H business affecting the 2008 and 2009 accident years. Claims development on this business was lower than expected;

•	Favorable development of $10 million in our lender placed flood program in the 2010 accident year where claims frequency was lower than our original pricing assumptions;

•	Favorable development of $14 million in our property portfolios affecting the 2010 accident year as our assessment of ultimate catastrophe losses developed favorably in the first quarter of 2011; and

•

Favorable development of $6 million in the aerospace and aviation product lines primarily affecting the 2008 and 2009 accident years. Reported loss activity was lower than expected compared with our prior review.

Insurance – North American’s operations experienced net favorable prior period development of $45 million in the three months ended March 31, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

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

•

Favorable development of $38 million in our excess casualty businesses primarily affecting the 2004 and prior accident years. Incurred losses have continued to be favorable relative to our projections; in addition, as these accident years have matured more weight has been given to experience-based methods which have also resulted in a refinement of our estimate; and

•

Adverse development of $22 million in our wholesale primary casualty book, primarily in the 2004-2006 accident years, as reported incurred losses have continued to develop at a higher rate than either our historical averages or industry data.

•	Net favorable development of $51 million on short-tail business, including:

•

Favorable development of $41 million in our crop hail business associated with the 2009 and prior crop years. The $41 million is the net of improvement in the loss estimate ($86 million) and a corresponding increase in profit share commission expense ($45 million) to the MGA; and

•

Favorable development of $9 million in the aerospace and aviation product lines, primarily affecting the 2007-2009 accident years. Reported loss activity, both development and new claims emergence, was lower than expected in our prior review.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $44 million in the three months ended March 31, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $1 million on long-tail business across a number of lines and accident years as a result of various reasons, none of which were significant.

•	Net favorable development of $43 million on short-tail business, including:

•

Favorable development of $20 million in Latin America fire, technical lines, and marine, primarily in accident years 2008-2010, as a result of better than expected claims experience and a review of case reserves for specific claims completed during the quarter ended March 31, 2011;

•

Favorable development of $13 million in the European emerging markets region, primarily in fire coverages, for accident years 2009 and 2010, primarily as a result of better than expected claims experience; and

•

Favorable development of $7 million related to the Australia floods in accident year 2010, as a result of a claims department review of the expected liabilities completed during the quarter ended March 31, 2011.

Insurance – Overseas General experienced net favorable prior period development of $37 million in the three months ended March 31, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $2 million on long-tail business across a number of lines and accident years as a result of various reasons, none of which were significant.

•	Net favorable development of $39 million on short-tail business, including:

•

Favorable development of $17 million in the European emerging markets across P&C and A&H lines. Business in these countries started to grow in 2007, but previously had limited experience to justify changing initial expectations. Experience has grown to sufficient credibility to support an actuarial review of losses through year-end 2009. This has led to reserve releases in the 2007-2009 accident years; and

•

Favorable development of $22 million on lines of fire, technical, and marine. The reserve releases were predominantly in the 2008 and 2009 accident years. These years had favorable loss emergence through year end 2009 that led to lower experience-based indications in the reviews conducted in the first quarter of 2010. The indications were provided more weight given the added credibility of an additional quarter of experience.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $14 million in the three months ended March 31, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•

Net favorable development of $8 million on long-tail business, including net favorable prior period development of $6 million, principally in treaty years 2003 and 2006-2008, on workers’ compensation catastrophe business, mainly as a result of a reserve analysis of these lines of business in the three months ended March 31, 2011.

•	Net favorable development of $6 million on short-tail business, including:

•	Favorable development of $16 million in marine and credit & surety, as a result of a reserve analysis of these lines of business in the three months ended March 31, 2011; and

•	Adverse development of $10 million from accident year 2010, primarily in property catastrophe lines related to events in Australia and Ireland.

Global Reinsurance experienced net favorable prior period development of $14 million in the three months ended March 31, 2010, which was the net result of several underlying favorable movements across a number of lines and treaty years for various reasons, none of which was significant.

Segment Operating Results – Three Months Ended March 31, 2011 and 2010

The discussions that follow include tables that show our segment operating results for the three months ended March 31, 2011 and 2010.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For more information on each of our segments refer to “Segment Information” in our 2010 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations.

	Three Months Ended March 31		% Change
			Q-11 vs. Q-10
	2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,285	$1,395	(8)%
Net premiums earned	1,346	1,370	(2)%
Losses and loss expenses	994	938	6%
Policy acquisition costs	136	156	(13)%
Administrative expenses	148	148	0%

Underwriting income	68	128	(47)%
Net investment income	295	278	6%
Net realized gains (losses)	(11)	80	NM
Interest expense	4	—	NM
Other (income) expense	(16)	(5)	NM
Income tax expense	89	104	(14)%

Net income	$275	$387	(29)%

Loss and loss expense ratio	73.8%	68.5%
Policy acquisition cost ratio	10.1%	11.4%
Administrative expense ratio	11.1%	10.8%

Combined ratio	95.0%	90.7%

Insurance – North American reported a decrease in net premiums written for the three months ended March 31, 2011, compared with the prior year quarter. For the quarter ended March 31, 2011, the retail division reported less assumed loss portfolio business compared with the prior year quarter and had higher reinstatement premiums related to catastrophe losses both of which contributed to lower net premiums written. In addition, the retail division had less new business and renewed fewer policies across several lines of business, including risk management national account business and workers’ compensation business, and to a lesser extent, professional risk and energy lines of businesses, reflecting competitive market conditions and our adherence to underwriting discipline. These decreases were partially offset by growth in targeted classes, including A&H business. Net premiums written in our wholesale division increased for the three months ended March 31, 2011, compared with the prior year quarter, primarily due to new program business and growth in the agriculture business, which includes the results of Rain and Hail which we acquired in December 2010. The increase in the agriculture business was affected by the timing of when we reflect the annual crop adjustment in our financial results. In the first quarter of 2010, we recorded a $60 million favorable crop adjustment to true up previously estimated premiums, losses and loss expenses, and profit share commission. Due to the acquisition of Rain and Hail in December 2010, we were able to record the annual crop adjustment for the most recently completed year in the fourth quarter of 2010. Therefore, the quarter ended March 31, 2011, does not include a comparable annual crop adjustment (refer to Crop Insurance). Our personal lines business reported growth in homeowners and auto insurance, as well as specialty offerings for the three months ended March 31, 2011.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% Change
			Q-11 vs. Q-10
	2011	2010
	(in millions of U.S. dollars, except for percentages)
Property and all other	$378	$358	6%
Casualty	890	944	(6)%
Personal accident (A&H)	78	68	15%

Net premiums earned	$1,346	$1,370	(2)%

	2011 % of Total	2010 % of Total
Property and all other	28%	26%
Casualty	66%	69%
Personal accident (A&H)	6%	5%

Net premiums earned	100%	100%

Insurance – North American reported a modest decline in net premiums earned in the three months ended March 31, 2011, compared with the prior year quarter. This decline was attributable to less assumed loss portfolio transfers and higher reinstatement premiums related to catastrophe losses, in addition to a decrease in risk management and energy businesses in the retail division, and lower property business in the wholesale division. These decreases were partially offset by growth in the professional risk and A&H businesses. In addition, the wholesale division reported increases in commercial risk and agriculture businesses. Net premiums earned for the personal lines business increased due to continued geographic expansion of the ACE Private Risk Service product offerings.

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio, as reported	73.8%	68.5%
Catastrophe losses and related reinstatement premiums	(6.2)%	(4.0)%
Prior period development	2.6%	6.6%

Loss and loss expense ratio, adjusted	70.2%	71.1%

The following table shows our loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio, excluding the impact of the prior crop-year settlement for the prior period.

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio	73.8%	75.4%
Policy acquisition cost ratio	10.1%	8.4%
Administrative expense ratio	11.1%	11.2%

Combined ratio	95.0%	95.0%

Insurance – North American’s net catastrophe losses were $76 million in the three months ended March 31, 2011, compared with $52 million in the prior year quarter. Catastrophe losses for the quarter ended March 31, 2011 were related to severe weather-related events in the U.S., and the earthquake in Japan. The catastrophe losses in the prior year quarter were primarily related to severe weather-related events in the U.S. and, to a lesser extent, earthquakes in Haiti and Chile. Insurance – North American experienced net favorable prior period development of $35 million in the three months ended March 31, 2011. This compares with net favorable prior period development of $45 million in the prior year quarter. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio decreased in the three months ended March 31, 2011, compared with the prior year quarter, primarily due to the reduction in assumed loss portfolio business, which is written at higher loss ratios than other types of business.

Insurance – North American’s policy acquisition cost ratio decreased in the three months ended March 31, 2011, compared with the prior year quarter primarily due to the timing of the annual crop settlement as discussed above. Excluding the prior crop-year settlement, the policy acquisition cost ratio increased due to our retail units experiencing a shift in mix of business towards higher commission specialty casualty, professional and personal lines business, and a decline in assumed loss portfolio business which generates minimal expense. Insurance – North American’s administrative expense ratio increased slightly in the three months ended March 31, 2011 primarily due to lower net results generated by our third party claims administration business in the retail division, ESIS, the results of which are included within our administrative expenses. In addition, the decline in assumed loss portfolio business resulted in an adverse impact on our administrative expense ratio for the three months ended March 31, 2011.

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

	Three Months Ended March 31		% Change
			Q-11 vs. Q-10
	2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,437	$1,420	1%
Net premiums earned	1,304	1,251	4%
Losses and loss expenses	862	701	23%
Policy benefits	—	3	NM
Policy acquisition costs	312	283	10%
Administrative expenses	224	202	11%

Underwriting income (loss)	(94)	62	NM
Net investment income	131	114	15%
Net realized gains (losses)	(9)	22	NM
Interest expense	1	—	NM
Other (income) expense	(2)	2	NM
Income tax expense	19	14	36%

Net income	$10	$182	(95)%

Loss and loss expense ratio	66.1%	56.3%
Policy acquisition cost ratio	23.9%	22.6%
Administrative expense ratio	17.2%	16.1%

Combined ratio	107.2%	95.0%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the period indicated.

	Three Months Ended March 31, 2011
	P&C	A&H	Total
Net premiums written:
Growth in original currency	(2.1)%	6.5%	1.1%
Foreign exchange effect	(0.9)%	1.9%	0.1%

Growth as reported in U.S. dollars	(3.0)%	8.4%	1.2%

Net premiums earned:
Growth in original currency	(0.2)%	6.2%	2.3%
Foreign exchange effect	1.5%	2.7%	1.9%

Growth as reported in U.S. dollars	1.3%	8.9%	4.2%

Insurance – Overseas General’s net premiums written increased modestly in the quarter ended March 31, 2011, compared with prior year quarter, primarily due to growth in our international retail operations and the acquisition of Jerneh Insurance Berhad in December 2010, partially offset by reinstatement premiums expensed in connection with the first quarter catastrophe activity. Refer to the table above for the impact of foreign exchange on net premiums written and earned. In the quarter ended March 31, 2011, our international retail P&C and A&H businesses reported growth driven primarily by new business in Asia Pacific and Latin America. The personal lines business increased moderately during the quarter ended March 31, 2011, primarily due to an increase in production retention as well new business in the U.K., Europe, and Latin America. Our London wholesale business unit reported modest growth in net premiums written driven by higher production retention within property lines, improved pricing on marine lines and new trade-credit business. For the quarter ended March 31, 2011, Insurance – Overseas General’s net premiums written and earned were reduced by approximately $63 million due to reinstatement premiums expensed, primarily in connection with the first quarter catastrophe activity.

Insurance – Overseas General’s net premiums earned increased in the quarter ended March 31, 2011, compared with the prior year quarter, primarily due to the growth in the international retail operations and favorable foreign exchange impact, partially offset by lower wholesale writings and increased reinstatement premiums expensed in connection with first quarter catastrophe activity. On a constant dollar basis, net premiums earned increased due to growth in P&C and A&H production in our international retail operations. Our London wholesale operations reported a decline in net premiums earned due to lower production over the last year.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% Change
			Q-11 vs. Q-10
	2011	2010
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$431	$420	3%
Casualty	342	345	(1)%
Personal accident (A&H)	531	486	9%

Net premiums earned	$1,304	$1,251	4%

Region
Europe	$505	$537	(6)%
Asia Pacific	262	214	22%
Far East	125	112	12%
Latin America	249	211	18%

	1,141	1,074	6%
ACE Global Markets	163	177	(8)%

Net premiums earned	$1,304	$1,251	4%

	Three Months Ended March 31
	2011 % of Total	2010 % of Total
Line of Business
Property and all other	33%	33%
Casualty	26%	28%
Personal accident (A&H)	41%	39%

Net premiums earned	100%	100%

Region
Europe	39%	43%
Asia Pacific	20%	17%
Far East	9%	9%
Latin America	19%	17%

	87%	86%
ACE Global Markets	13%	14%

Net premiums earned	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio, as reported	66.1%	56.3%
Catastrophe losses and related reinstatement premiums	(16.7)%	(6.1)%
Prior period development	3.4%	2.9%

Loss and loss expense ratio, adjusted	52.8%	53.1%

Net catastrophe losses in the quarter ended March 31, 2011 were $187 million, compared with $64 million in the prior year quarter. The catastrophe losses in the quarter ended March 31, 2011 included earthquakes in New Zealand and Japan and storms in Australia. The catastrophe losses for the quarter ended March 31, 2010 were primarily related to earthquakes in Chile and Mexico, and storms in Australia and Europe. Insurance – Overseas General experienced net favorable prior period development of $44 million and $37 million in the quarters ended March 31, 2011 and 2010, respectively. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio increased in the quarter ended March 31, 2011 compared with the prior year quarter, primarily due to the impact of catastrophe-related reinstatement premiums expensed and changes in mix of business. Insurance – Overseas General’s administrative expense ratio increased in the quarter ended March 31, 2011, primarily due to the impact of reinstatement premiums expensed, and reduced wholesale earned premiums.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended March 31		% change
			Q-11 vs. Q-10
	2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$315	$371	(15)%
Net premiums earned	260	276	(6)%
Losses and loss expenses	279	151	85%
Policy acquisition costs	46	54	(15)%
Administrative expenses	12	12	0%

Underwriting income (loss)	(77)	59	NM
Net investment income	72	69	4%
Net realized gains (losses)	(13)	31	NM
Other (income) expense	(6)	(4)	NM
Income tax expense	10	10	0%

Net income	$(22)	$153	NM

Loss and loss expense ratio	107.3%	54.7%
Policy acquisition cost ratio	17.8%	19.6%
Administrative expense ratio	4.6%	4.5%

Combined ratio	129.7%	78.8%

Global Reinsurance reported a decrease in net premiums written in the quarter ended March 31, 2011, compared with prior year quarter, primarily due to competitive market conditions and lower exposures, partially offset by reductions in retrocessions.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated.

	Three Months Ended March 31		% Change
	2011	2010	Q-11 vs. Q-10
	(in millions of U.S. dollars, except for percentages)
Property and all other	$45	$66	(32)%
Casualty	148	138	7%
Property catastrophe	67	72	(7)%

Net premiums earned	$260	$276	(6)%

	2011 % of Total	2010 % of Total
Property and all other	17%	24%
Casualty	57%	50%
Property catastrophe	26%	26%

Net premiums earned	100%	100%

Global Reinsurance’s net premiums earned decreased in the quarter ended March 31, 2011 compared with the prior year quarter, primarily due to 2011 decreases in production.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on this segment’s loss and loss expense ratio for the periods indicated.

	Three Months Ended March 31
	2011	2010
Loss and loss expense ratio, as reported	107.3%	54.7%
Catastrophe losses and related reinstatement premiums	(58.4)%	(11.2)%
Prior period development	5.5%	4.9%

Loss and loss expense ratio, adjusted	54.4%	48.4%

Global Reinsurance recorded net catastrophe losses of $152 million in the quarter ended March 31, 2011, compared with net catastrophe losses of $32 million in the prior year quarter. The catastrophe losses in the quarter ended March 31, 2011, were primarily related to earthquakes in Japan and New Zealand. The catastrophe losses for the prior year quarter were primarily related to storms in Australia and earthquakes in Chile and New Zealand. Global Reinsurance experienced net favorable prior period development of $14 million in each of the quarters ended March 31, 2011 and 2010. Refer to “Prior Period Development” for more information. The increase in the adjusted loss and loss expense ratio was due to a change in business mix towards higher loss ratio casualty products.

Global Reinsurance’s policy acquisition costs ratio decreased in the quarter ended March 31, 2011, compared with the prior year quarter, as a result of lower commission in our U.S. operations, primarily due to new workers’ compensation treaty business which did not generate acquisition costs. The administrative expense ratio remained flat in the quarter ended March 31, 2011, compared with the prior year quarter.

Life

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended March 31		% Change

	2011	2010	Q-11 vs. Q-10
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$409	$385	6%
Net premiums earned	399	380	5%
Losses and loss expenses	128	131	(2)%
Policy benefits	91	84	8%
Policy acquisition costs	61	61	0%
Administrative expenses	68	58	17%
Net investment income	46	43	7%

Life underwriting income	97	89	9%
Net realized gains (losses)	(13)	43	NM
Interest expense	3	—	NM
Other (income) expense	5	3	NM
Income tax expense	13	14	(7)%

Net income	$63	$115	(45)%

The following table provides a line of business breakdown of life underwriting income for the periods indicated.

	Three Months Ended March 31		% change
	2011	2010	Q-11 vs. Q-10
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$49	$44	11%
Life insurance	(7)	(8)	13%
A&H	55	53	4%

Life underwriting income	$97	$89	9%

Life underwriting income increased in the quarter ended March 31, 2011, compared with the prior year quarter, due in part to increased A&H premium retention. In addition, for the quarter ended March 31, 2011, life reinsurance results improved relative to prior year due to a change in classification of letter of credit costs from underwriting income to interest expense, as well as favorable claim experience. ACE Life generated a modest underwriting loss due to ongoing development costs in its businesses.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the quarter ended March 31, 2011, realized losses were associated with a decreased value of GLB liabilities due to rising equity levels and interest rates that was more than offset by a reduction in the value of the derivative instruments, which decrease in value when the S&P 500 increases.

Other Income and Expense Items

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Equity in net (income) loss of partially-owned entities	$(32)	$(18)
Noncontrolling interest expense	1	7
Federal excise and capital taxes	5	3
Amortization of intangible assets	7	2
Other	5	2

Other (income) expense	$(14)	$(4)

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

Net Investment Income

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Fixed maturities	$534	$514
Short-term investments	13	7
Equity securities	8	6
Other	16	4

Gross investment income	571	531
Investment expenses	(27)	(27)

Net investment income	$544	$504

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased eight percent in the quarter ended March 31, 2011, compared with the prior year quarter. Net investment income resulted from positive operating cash flows, higher private equity fund distributions, and a higher overall average invested asset base from acquisitions, partially offset by lower yields on new investments and short-term securities. The investment portfolio’s average market yield on fixed maturities was 3.5 percent and 4.0 percent at March 31, 2011 and 2010, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

Net Realized and Unrealized Gains (Losses)

We take a long-term view with our investment strategy, and our investment managers manage our investment portfolio to maximize total return within certain specific guidelines designed to minimize risk. The majority of our investment portfolio is available for sale and reported at fair value. Our held to maturity investment portfolio is reported at amortized cost.

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on net income, refer to Note 4 c) to the Consolidated Financial Statements. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$49	$(39)	$10	$81	$423	$504
Equity securities	7	2	9	45	(24)	21
Other	(1)	47	46	4	55	59

Subtotal	55	10	65	130	454	584

Derivatives
Equity and fixed income derivatives	(20)	—	(20)	19	—	19
Fair value adjustment on insurance derivatives	71	—	71	96	—	96
S&P put option and futures	(71)	—	(71)	(59)	—	(59)
Fair value adjustment on other derivatives	(1)	—	(1)	(9)	—	(9)

Subtotal derivatives	(21)	—	(21)	47	—	47

Foreign exchange gains (losses)	(79)	—	(79)	(9)	—	(9)

Total gains (losses)	$(45)	$10	$(35)	$168	$454	$622

	March 31, 2011			March 31, 2010
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(4)	$53	$49	$(18)	$99	$81
Equity securities	—	7	7	—	45	45
Other	—	(1)	(1)	—	4	4

Total investment portfolio gains (losses)	$(4)	$59	$55	$(18)	$148	$130

Our net realized gains (losses) for the three months ended March 31, 2011 included write-downs of $4 million as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $18 million for the quarter ended March 31, 2010.

At March 31, 2011, our investment portfolios held by U.S. legal entities included approximately $141 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $49 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $20 million at March 31, 2011. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.8 years at March 31, 2011 and 3.7 years at December 31, 2010. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.9 billion at March 31, 2011.

The following table shows the fair value and cost/amortized cost of our invested assets at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$38,718	$37,750	$37,539	$36,542
Fixed maturities held to maturity	9,202	9,270	9,461	9,501
Short-term investments	2,375	2,375	1,983	1,983

	50,295	49,395	48,983	48,026
Equity securities	537	510	692	666
Other investments	1,839	1,613	1,692	1,511

Total investments	$52,671	$51,518	$51,367	$50,203

The fair value of our total investments increased $1.3 billion during the quarter ended March 31, 2011, primarily due to the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2011 and December 31, 2010. The first table lists investments according to type and the second according to S&P credit rating.

	March 31, 2011		December 31, 2010
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$1,880	4%	$2,075	4%
Agency	1,946	4%	2,015	4%
Corporate and asset-backed securities	15,818	31%	15,900	33%
Mortgage-backed securities	12,880	25%	12,362	25%
Municipal	2,453	5%	2,449	5%
Non-U.S.	12,943	26%	12,199	25%
Short-term investments	2,375	5%	1,983	4%

Total	$50,295	100%	$48,983	100%

AAA	$24,636	49%	$23,718	48%
AA	4,543	9%	4,714	10%
A	8,847	18%	8,482	17%
BBB	5,583	11%	5,487	11%
BB	3,473	7%	3,357	7%
B	2,500	5%	2,393	5%
Other	713	1%	832	2%

Total	$50,295	100%	$48,983	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. As of March 31, 2011 one state, including political subdivisions and other municipal issuers within the state, represented approximately 20 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 74 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 38 percent and 62 percent between general obligation and special revenue bonds, respectively.

The table below summarizes the market value of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2011.

Market Value
(in millions of U.S. dollars)
United Kingdom	$1,052
Canada	903
Japan	387
Republic of Korea	358
Germany	350
Federative Republic of Brazil	231
Province of Ontario	199
France	165
Swiss Confederation	151
Province of Quebec	140
State of Queensland	111
Kingdom of Thailand	103
United Mexican States	78
Commonwealth of Australia	74
State of New South Wales	63
Taiwan	58
Dominion of New Zealand	55
People’s Republic of China	50
State of Victoria	49
Republic of Austria	47
Federation of Malaysia	44
Arab Republic of Egypt	43
State of Western Australia	37
State of Qatar	36
Province of Manitoba	33
Other Non-U.S. Government	430

Non-U.S. Government Securities	5,247
Non-U.S. Corporate	7,696

Total	$12,943

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 83 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA – two percent, A – one percent, BBB – 0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system. With respect to the $7.7 billion in non-U.S. corporate fixed income securities in the table above, approximately $499 million relates to investments in Spain and Italy. Investments in Ireland and Portugal total $66 million. We have inconsequential corporate fixed income exposure in Greece.

The table below summarizes our largest exposures to corporate bonds by market value at March 31, 2011.

Market Value
(in millions of U.S. dollars)
General Electric Co	$467
JP Morgan Chase & Co	441
Bank of America Corp	427
Citigroup Inc	327
Goldman Sachs Group Inc/The	316
Verizon Communications Inc	308
Wells Fargo & Co	287
Morgan Stanley	281
AT&T Inc	239
HSBC Holdings Plc	234
Credit Suisse Group	176
Royal Bank of Scotland Group Plc	171
Lloyds Banking Group Plc	170
Comcast Corp	162
Barclays PLC	162
Kraft Foods Inc	158
ConocoPhillips	124
American Express	124
UBS AG	121
Time Warner Cable Inc	120
Banco Santander SA	119
Pfizer Inc	106
Anheuser-Busch InBev NV	105
Dominion Resources Inc/VA	104
BP PLC	102

Total	$5,351

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at March 31, 2011, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$10,387	$—	$—	$—	$—	$10,387
Non-agency RMBS	325	17	21	37	707	1,107

Total RMBS	10,712	17	21	37	707	11,494
Commercial mortgage-backed	1,342	25	16	3	—	1,386

Total mortgage-backed securities	$12,054	$42	$37	$40	$707	$12,880

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$10,305	$—	$—	$—	$—	$10,305
Non-agency RMBS	333	19	23	42	817	1,234

Total RMBS	10,638	19	23	42	817	11,539
Commercial mortgage-backed	1,283	24	15	3	—	1,325

Total mortgage-backed securities	$11,921	$43	$38	$45	$817	$12,864

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 26 percent of our fixed income portfolio. This compares with a 35 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the first quarter of 2011. The minimum rating for our initial purchases of mortgage-backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 90 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed primarily by prime collateral and are broadly diversified in over 190,000 loans. This portfolio’s loan-to-value ratio is approximately 70 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of 10 percent, the cumulative 5-year foreclosure rate would have to rise to 15 percent and real estate values would have to fall 15 percent from their current levels before principal is impaired. The current foreclosure rate of ACE’s non-agency RMBS portfolio is nine percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 17,000 loans, and 76 percent of the portfolio was issued before 2006. The average loan-to-value ratio is approximately 69 percent with a debt service coverage ratio in excess of 1.7 and weighted-average subordinated collateral of 33 percent. The cumulative foreclosure rate would have to rise to 42 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at the end of the first quarter of 2011 was approximately 2.7 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At March 31, 2011, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 700 issuers, with the greatest single exposure being $79 million.

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

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable at March 31, 2011 and December 31, 2010, is as follows:

	March 31 2011	December 31 2010
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,983	$12,149
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	766	722

Net reinsurance recoverable on losses and loss expenses	$13,749	$12,871

Reinsurance recoverable on policy benefits	$253	$281

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The increase in net reinsurance recoverable on losses and loss expenses was primarily due to the increase in natural catastrophe losses in the first quarter of 2011.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At March 31, 2011, our gross unpaid loss and loss expense reserves were $38.8 billion and our net unpaid loss and loss expense reserves were $25.9 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net discounted reserves of $67 million.

The table below presents a roll-forward of our unpaid losses and loss expenses for the quarter ended March 31, 2011.

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2010	$37,391	$12,149	$25,242
Losses and loss expenses incurred	3,820	1,557	2,263
Losses and loss expenses paid	(2,847)	(884)	(1,963)
Other (including foreign exchange translation)	479	161	318

Balance at March 31, 2011	$38,843	$12,983	$25,860

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$17,700	$6,557	$11,143	$16,899	$5,951	$10,948
IBNR reserves	21,143	6,426	14,717	20,492	6,198	14,294

Total	$38,843	$12,983	$25,860	$37,391	$12,149	$25,242

Asbestos and Environmental (A&E) and Other Run-off Liabilities

Due to timing constraints associated with statutory reporting, our Form 10-Q for the quarterly period ending June 30, 2011, will present our A&E exposure at March 31, 2011. There was no unexpected A&E reserve activity during the three months ended March 31, 2011. For more information on our A&E exposure, refer to our 2010 Form 10-K.

Fair value measurements

The accounting guidance on fair value measurements defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants and establishes a three-level valuation hierarchy in which inputs into valuation techniques used to measure fair value are classified. Refer to Note 5 to the Consolidated Financial Statements for additional information.

We categorize financial instruments within the valuation hierarchy at the balance sheet date based upon the lowest level of inputs that are significant to the fair value measurement. Accordingly, transfers between levels within the valuation hierarchy occur when there are significant changes to the inputs, such as increases or decreases in market activity, changes to the availability of current prices, changes to the transparency to underlying inputs, and whether there are significant variances in quoted prices. Transfers in and/or out of any level are assumed to occur at the end of the period.

While we obtain values for the majority of the investment securities we hold from one or more pricing services, it is ultimately management’s responsibility to determine whether the values obtained and recorded in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with the GAAP definition of fair value as an exit price. Based on our understanding of the methodologies used by our pricing services, all applicable investments have been valued in accordance with GAAP valuation principles. We do not typically adjust prices obtained from pricing services.

At March 31, 2011, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 100 percent of our liabilities that are measured at fair value and one percent of our total liabilities at March 31, 2011. During the quarter ended March 31, 2011, we transferred $5 million out of our Level 3 assets. Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three months ended March 31, 2011 and 2010.

Guaranteed living benefits (GLB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assumed the risk of GLBs associated with variable annuity (VA) contracts. We ceased writing this business in 2007. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the accounting guidance related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 3. Refer to Note 2 j) to the Consolidated Financial Statements, under Item 8 of our 2010 Form 10-K, for further description of this product and related accounting treatment.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Key factors affecting the GMIB annuitization rate include investment performance and the level of interest rates after the GMIB waiting period, since these factors determine the value of the guarantee to the policyholder. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees. In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients there are several years of annuitization experience – for those clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB – it is over 13 percent). For most clients there is no currently observable relevant annuitization behavior data and so we use a weighted average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, our GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

Based on our first quarter 2011 review, no changes were made to actuarial or behavior assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $6 million.

During the quarter ended March 31, 2011, we recorded realized gains of $58 million primarily due to decreasing net fair value of reported GLB reinsurance liabilities resulting substantially from rising equity levels and interest rates. This excludes realized losses of $71 million, during the quarter ended March 31, 2011 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GLB reinsurance and the realized losses on the derivatives for the quarter ended March 31, 2011 and 2010.

ACE Tempest Life Re employs a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of VA guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting our position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $13 million and $21 million at March 31, 2011, and December 31, 2010, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
2011 and prior	1%
2012	7%
2013	24%
2014	19%
2015	5%
2016	6%
2017	16%
2018 and after	22%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended March 31
	2011	2010
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$26	$28
Less paid claims	30	33

Net	$(4)	$(5)

Living Benefits (Includes GMIB and GMAB)
Premium	$41	$40
Less paid claims	1	1

Net	$40	$39

Total VA Guaranteed Benefits
Premium	$67	$68
Less paid claims	31	34

Net	$36	$34

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $107 million of claims and $96 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)

Our GLB’s predominantly include premiums and claims from VA contracts reinsuring GMIB and Guaranteed Minimum Accumulation Benefits (GMAB). Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $1 million of claims and $150 million of premium on living benefits over the next 12 months.

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

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at January 1, 2011.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at March 31, 2011 and December 31, 2010. The table also shows corresponding pre-tax industry losses for each of the return periods for

U.S. hurricanes and California earthquakes at March 31, 2011. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.2 billion (or five percent of our total shareholders’ equity at March 31, 2011). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $137.2 billion.

	U.S. Hurricanes				California Earthquakes
	March 31, 2011			December 31, 2010		March 31, 2011		December 31, 2010
Modeled Annual Aggregate Net PML		% of Total Shareholders’ Equity				% of Total Shareholders’ Equity
	ACE		Industry	ACE	ACE		Industry	ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,230	5%	$137,201	$1,182	$795	3%	$36,396	$798
1-in-250	$1,684	7%	$199,396	$1,570	$934	4%	$57,733	$912

The modeling estimates of both ACE and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate hurricane and earthquake losses. In particular, modeled hurricane and earthquake events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates.

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

The following table summarizes ACE’s coverage under its General Catastrophe Treaty for both the North American and International towers, effective as of March 31, 2011 (all dollar amounts are approximate):

Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Original Contract Terms	Comments
Tower 1 – North American
Core Program
North America	100% retained	$0 million - $500 million	0%	Losses retained by ACE	(a	)

North America	January 2011 - December 2011	$500 million - $1.1 billion	100%	One reinstatement available
Calabash Program

We have a multi-year, peril-specific program from a major reinsurer that is backed by its strong credit worthiness and the issuance of fully collateralized catastrophe bonds (the Calabash program). The program’s expected loss is kept the same each year by the annual adjustment, either up or down of the attachment point based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure change, the attachment for the Calabash program increased from $575 million in 2010 to $750 million in 2011, for the $86 million of wind protection and from approximately $961 million in 2010 to approximately $1.173 billion in 2011, for earthquake protection. The Calabash program expires in June 2012 and the next reset will occur in January 2012.

North America

Maine to Texas Windstorm, or	Multi-year program ending June 2012	$750 million - $950 million	43% part of $200 million	No reinstatement

California, Pacific NW, and Central U.S. Earthquake	Multi-year program ending June 2012	$1.2 billion - $1.3 billion	14% part of $100 million	No reinstatement

California, Pacific NW, and Central U.S. Earthquake	Multi-year program ending June 2012	$1.2 billion - $1.3 billion	84% part of $100 million	No reinstatement

Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Original Contract Terms	Comments
Tower 2 – International
Core Program
International	100% retained	$0 million - $75 million	0%	Losses retained by ACE.	(b)

International (including Alaska and Hawaii)	July 2010 - June 2011	$75 million - $150 million	70% part of $75 million	Two reinstatements	(c)

International (including Alaska and Hawaii)	July 2010 - June 2011	$150 million - $300 million	100%	One reinstatement	(d)

International	July 2010 - June 2011	$300 million - $450 million	100%	Two reinstatements. Covers all perils Europe and worldwide earthquake exposure (excludes contiguous U.S.).	(e)

International	July 2010 - June 2011	$450 million - $500 million	100%	One reinstatement	(d)

International	July 2010 - June 2011	$500 million - $550 million	100%	One reinstatement	(d)

(a)	Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.
(b)	Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs, certain other catastrophe programs purchased by individual business units, and territories and regions around the world.
(c)	As of March 31, 2011, we have exhausted this layer of coverage on an incurred basis.
(d)	As of March 31, 2011, we have reinstated coverage.
(e)	As of March 31, 2011, we have reinstated coverage, one additional reinstatement remains.

Crop insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through an MGA subsidiary of Rain and Hail. As discussed under “Acquisitions”, on December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail not previously owned by us. Prior to this transaction, ACE owned approximately 20 percent of the outstanding common stock of Rain and Hail. Accordingly, the quarter ended March 31, 2011 includes the results of Rain and Hail.

We provide protection throughout the U.S. and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Our crop insurance business comprises two components – multi-peril crop insurance (MPCI) and hail insurance.

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA), which sets out the relationship between private insurance companies and the federal government concerning the terms and conditions regarding the risks each will bear. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of stop-loss reinsurance in the private market place. In July 2010, the RMA released a final version of a new SRA (the 2011 SRA), replacing the prior agreement which expired on June 30, 2010. The 2011 SRA applies to the 2011 Crop year. Similar to the recently expired SRA, the 2011 SRA contains the pro rata and state stop-loss provisions which continue to allow companies to limit the exposure of any one state or group of states on their underwriting results. Generally, it also continues to allow companies to selectively retain the more attractive risks while ceding the historically less profitable risks to the federal government. While the 2011 SRA does reduce the potential underwriting profit, it also decreases the maximum underwriting loss, compared with the prior version. Despite the potential underwriting profitability reduction, we believe the 2011 SRA allows for an acceptable rate of return in 2011.

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

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. The program has specific timeframes as to when producers must report acreage to us. These reports allow us to determine the actual premium associated with the liability that is being planted. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. Given the major crops that are covered in the program, we typically see a substantial written premium impact in the second and third quarters and the earned premium is also more concentrated in the second and third quarters. Premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. Prior to the acquisition of Rain and Hail, we regularly received reports relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments were typically more significant in the first quarter of the year, compared with other periods. Following the Rain and Hail acquisition on December 28, 2010, we have access to such information sooner. Accordingly, the more significant changes in estimate that previously occurred in the first quarter now occur one quarter earlier.

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2011. Should the need arise, we generally have access to the capital markets and available credit facilities. At March 31, 2011, our available credit lines totaled $2.4 billion and usage to support issued letters of credit was $1.4 billion. This compares with available credit lines of $2.4 billion and usage of $1.8 billion at December 31, 2010. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at March 31, 2011. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2010 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the first quarter of 2011, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions, as well as the subsidiary’s financial condition, are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the quarter ended March 31, 2011, ACE Limited received dividends from its Bermuda subsidiaries of $400 million. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the quarter ended March 31, 2010.

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

ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the quarters ended March 31, 2011 and 2010. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the quarters ended March 31, 2011 and 2010.

Our consolidated net cash flows from operating activities were $1.0 billion in the quarter ended March 31, 2011, compared with $0.8 billion in the prior year quarter. Net loss and loss expenses paid were $2.0 billion in 2011, compared with $1.7 billion in the prior year quarter. Operating cash flow increased in the quarter ended March 31, 2011, in part due to net collections of insurance and reinsurance balances.

Our consolidated net cash flows used for investing activities were $0.6 billion in the quarter ended March 31, 2011, compared with $0.7 billion in the prior year quarter. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities and for 2011, included the acquisition of New York Life’s Korea operations.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments on a limited basis to address short-term cash timing differences without disrupting our investment portfolio holdings and settle the transactions with future operating cash flows. At March 31, 2011, there were $1.4 billion in reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at March 31, 2011, and December 31, 2010.

	March 31 2011	December 31 2010
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,401	$1,300
Long-term debt	3,358	3,358

Total debt	4,759	4,658
Trust preferred securities	309	309
Total shareholders’ equity	23,376	22,974

Total capitalization	$28,444	$27,941

Ratio of debt to total capitalization	16.7%	16.7%
Ratio of debt plus trust preferred securities to total capitalization	17.8%	17.8%

The following table reports the significant movements in our shareholders’ equity for the quarter ended March 31, 2011.

March 31, 2011
(in millions of U.S. dollars)
Balance at December 31, 2010	$22,974
Net income	259
Dividends declared on Common Shares	(113)
Change in net unrealized appreciation on investments, net of tax	24
Other movements, net of tax	232

Balance at March 31, 2011	$23,376

As part of our capital management program, in November 2010, our Board of Directors authorized the repurchase of up to $600 million of ACE’s Common Shares through December 31, 2012. At March 31, 2011, $297 million of this authorization had not been used. There were no share repurchases during the quarter ended March 31, 2011.

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

Dividends

We have paid dividends each quarter since we became a public company in 1993. Since the third quarter of 2008, we have paid dividends by way of a par value reduction distribution. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 16, 2010	January 11, 2011	$0.33 (CHF 0.32)
April 1, 2011	April 22, 2011	$0.33 (CHF 0.30)

At the Annual General Meeting held in May 2010, our shareholders approved a par value reduction in an aggregate Swiss franc amount, pursuant to a formula, equal to $1.32 per share, which we refer to as the Base Annual Dividend. The Base Annual Dividend was payable in four installments, provided that each of the Swiss franc installments was adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment equaled $0.33, subject to an aggregate upward adjustment, which we refer to as the Dividend Cap, for the four installments of 50 percent of the Base Annual Dividend. The fourth and final installment of the Base Annual Dividend approved in May 2010 was paid on April 22, 2011 to shareholders of record as of April 1, 2011.

Application of the formula meant that the Swiss franc amount of each installment was determined in connection with each distribution while the U.S. dollar value of the installment remained $0.33. Par value reduction that would otherwise exceed the Dividend Cap would be reduced to equal the Swiss franc amount remaining available under the Dividend Cap and the U.S. dollar amount distributed would be the then-applicable U.S. dollar equivalent of that Swiss franc amount.

Beginning January 1, 2011, Swiss tax law allows the payment of dividends out of capital contributions reserves, a subaccount of legal reserves, without such dividends being subject to Swiss withholding taxes. Thus, distributions to shareholders from capital contributions reserves have obtained the same tax-privileged status as distributions to shareholders by way of par value reduction on our common shares. Accordingly, we have proposed that, at our 2011 Annual General Meeting, the shareholders approve a dividend for the coming year from our capital contributions reserves.

Recent accounting pronouncements

Refer to Note 2 to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2010 Form 10-K.

Reinsurance of GMDB and GLB guarantees

Our net income is directly impacted by changes in the benefit reserves calculated in connection with the reinsurance of variable annuity guarantees, primarily GMDB and GLB. The benefit reserves are calculated in accordance with the guidance related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, our net income is directly impacted by the change in the fair value of the GLB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GLB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

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

At March 31, 2011, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended March 31, 2011, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at March 31, 2011, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from the time the benefit ratio was changed during the first quarter of 2009 until March 31, 2011.

The guidance requires ACE to “regularly evaluate estimates used and adjust the liability balance… if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which the assumptions underlying the benefit ratio calculation used to establish benefit reserves should be adjusted. The benefit ratio will be calculated based on management’s expectation for the short-term and long-term performance of the variable annuity guarantee liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. The differential is measured in terms of the standard deviation of the distribution of benefit ratios (reflecting 1,000 stochastic scenarios) calculated on subsequent dates.

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at March 31, 2011, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value), which includes only those instruments owned at the reporting date, to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$50	$15	$(38)	$(131)	$(265)	$(453)
	(Increase)/decrease in FVL	176	82	(32)	(190)	(403)	(644)
	Increase/(decrease) in hedge value	(127)	(5)	119	245	373	504

	Increase/(decrease) in net income	$99	$92	$49	$(76)	$(295)	$(593)

Flat	(Increase)/decrease in benefit reserves	$36	$—	$(56)	$(153)	$(293)	$(492)
	(Increase)/decrease in FVL	127	—	(176)	(411)	(692)	(982)
	Increase/(decrease) in hedge value	(123)	—	125	251	381	513

	Increase/(decrease) in net income	$40	$—	$(107)	$(313)	$(604)	$(961)

-100 bps	(Increase)/decrease in benefit reserves	$19	$(19)	$(80)	$(182)	$(330)	$(542)
	(Increase)/decrease in FVL	10	(181)	(445)	(757)	(1,096)	(1,434)
	Increase/(decrease) in hedge value	(118)	6	131	259	389	522

	Increase/(decrease) in net income	$(89)	$(194)	$(394)	$(680)	$(1,037)	$(1,454)

Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$—	$—	$—	$—	$—	$—
(Increase)/decrease in FVL	34	(49)	(2)	—	(10)	10
Increase/(decrease) in hedge value	—	—	—	—	4	(4)
Increase/(decrease) in net income	$34	$(49)	$(2)	$—	$(6)	$6

Sensitivities to Actuarial Assumptions

	Mortality
	+20%	+10%	-10%	-20%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(36)	$(18)	$19	$40
(Increase)/decrease in FVL	13	6	(7)	(14)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(23)	$(12)	$12	$26

	Lapses
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$56	$31	$(39)	$(88)
(Increase)/decrease in FVL	113	61	(89)	(205)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$169	$92	$(128)	$(293)

	Annuitization
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(26)	$(14)	$17	$38
(Increase)/decrease in FVL	(87)	(50)	37	72
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(113)	$(64)	$54	$110

The above tables assume benefit reserves and FVL using the benefit ratio calculated at March 31, 2011. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from March 31, 2011, market levels.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC and accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ACE LIMITED

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverage and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries, which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from, or directly relate to, claims on insurance policies. This category of business litigation typically involves, amongst other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures.

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

Further information is set forth in Note 7 d) to our Consolidated Financial Statements.

Item 1A. Risk Factors

Refer to “Risk Factors” under Item 1A. of Part I of our 2010 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by ACE of its Common Shares during the quarter ended March 31, 2011.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
January 1 through January 31	630	$62.23	$297 million
February 1 through February 28	586,472	63.27	297 million
March 1 through March 31	1,804	62.64	297 million

Total	588,906

*	This column represents activity related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	In November 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of ACE’s Common Shares through 2012.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

May 6, 2011	/S/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

May 6, 2011	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number	Included Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	April 1, 2011	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	April 1, 2011	001-11778

10.1*	ACE Limited Description of Executive Officer Cash Compensation for 2011					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.					X

*	Management Contract or Compensation Plan