Form 10-Q
period 2011-06-30
ACE Ltd
filed 2011-08-04
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 30.27 par value) outstanding as of July 29, 2011 was 337,967,945.

ACE LIMITED

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2011	December 31 2010
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments

Fixed maturities available for sale, at fair value (amortized cost – $39,862 and $36,542) (includes hybrid financial instruments of $398 and $416)	$41,038	$37,539
Fixed maturities held to maturity, at amortized cost (fair value – $9,078 and $9,461)	9,033	9,501
Equity securities, at fair value (cost – $549 and $666)	582	692
Short-term investments, at fair value and amortized cost	2,380	1,983
Other investments (cost – $1,916 and $1,511)	2,156	1,692

Total investments	55,189	51,407
Cash	833	772
Securities lending collateral	1,593	1,495
Accrued investment income	538	521
Insurance and reinsurance balances receivable	4,923	4,233
Reinsurance recoverable on losses and loss expenses	13,375	12,871
Reinsurance recoverable on policy benefits	250	281
Deferred policy acquisition costs	1,821	1,641
Value of business acquired	796	634
Goodwill and other intangible assets	4,858	4,664
Prepaid reinsurance premiums	1,711	1,511
Deferred tax assets	586	769
Investments in partially-owned insurance companies (cost – $349 and $357)	353	360
Other assets	2,428	2,196

Total assets	$89,254	$83,355

Liabilities
Unpaid losses and loss expenses	$38,951	$37,391
Unearned premiums	6,913	6,330
Future policy benefits	4,384	3,106
Insurance and reinsurance balances payable	3,785	3,282
Deposit liabilities	700	421
Securities lending payable	1,610	1,518
Payable for securities purchased	418	292
Accounts payable, accrued expenses, and other liabilities	3,288	2,958
Income taxes payable	23	116
Short-term debt	1,400	1,300
Long-term debt	3,360	3,358
Trust preferred securities	309	309

Total liabilities	65,141	60,381

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.27 and CHF 30.57 par value, 342,775,070 and 341,094,559 shares issued, 337,912,324 and 334,942,852 shares outstanding)	10,098	10,161
Common Shares in treasury (4,862,746 and 6,151,707 shares)	(250)	(330)
Additional paid-in capital	5,484	5,623
Retained earnings	6,792	5,926
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	1,989	1,594
Common Shares issued to employee trust	(2)	(2)

Total shareholders’ equity	24,113	22,974

Total liabilities and shareholders’ equity	$89,254	$83,355

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$3,953	$3,420	$7,399	$6,991
Change in unearned premiums	(196)	(187)	(333)	(481)

Net premiums earned	3,757	3,233	7,066	6,510
Net investment income	569	518	1,113	1,022
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(9)	(31)	(14)	(81)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	13	2	45

Net OTTI losses recognized in income	(8)	(18)	(12)	(36)
Net realized gains (losses) excluding OTTI losses	(65)	27	(106)	213

Total net realized gains (losses)	(73)	9	(118)	177

Total revenues	4,253	3,760	8,061	7,709

Expenses
Losses and loss expenses	2,226	1,800	4,489	3,721
Policy benefits	108	87	199	174
Policy acquisition costs	604	536	1,159	1,090
Administrative expenses	515	463	1,009	923
Interest expense	62	52	125	104
Other (income) expense	9	3	(5)	(1)

Total expenses	3,524	2,941	6,976	6,011

Income before income tax	729	819	1,085	1,698
Income tax expense	122	142	219	266

Net income	$607	$677	$866	$1,432

Other comprehensive income
Unrealized appreciation	$303	$487	$369	$1,070
Reclassification adjustment for net realized gains included in net income	(78)	(97)	(134)	(226)

	225	390	235	844
Change in:
Cumulative translation adjustment	69	(169)	301	(259)
Pension liability	1	2	(5)	8

Other comprehensive income, before income tax	295	223	531	593
Income tax expense related to OCI items	(88)	(55)	(136)	(122)

Other comprehensive income	207	168	395	471

Comprehensive income	$814	$845	$1,261	$1,903

Earnings per share
Basic earnings per share	$1.79	$1.99	$2.56	$4.22

Diluted earnings per share	$1.77	$1.98	$2.54	$4.21

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30
	2011	2010
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,161	$10,503
Net shares issued under employee share-based compensation plans	—	71
Exercise of stock options	50	9
Dividends declared on Common Shares-par value reduction	(113)	(218)

Balance – end of period	10,098	10,365

Common Shares in treasury
Balance – beginning of period	(330)	(3)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	80	(26)

Balance – end of period	(250)	(29)

Additional paid-in capital
Balance – beginning of period	5,623	5,526
Net shares redeemed under employee share-based compensation plans	(111)	(69)
Exercise of stock options	20	5
Share-based compensation expense and other	71	68
Funding of dividends declared to Retained earnings	(119)	—

Balance – end of period	5,484	5,530

Retained earnings
Balance – beginning of period	5,926	2,818
Net income	866	1,432
Funding of dividends declared from Additional paid-in capital	119	—
Dividends declared on Common Shares	(119)	—

Balance – end of period	6,792	4,250

Deferred compensation obligation
Balance – beginning and end of period	$2	$2

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	Six Months Ended June 30
	2011	2010
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation (depreciation) on investments
Balance – beginning of period	$1,399	$657
Change in period, net of income tax expense of $(60) and $(213)	175	631

Balance – end of period	1,574	1,288

Cumulative translation adjustment
Balance – beginning of period	262	240
Change in period, net of income tax (expense) benefit of $(77) and $94	224	(165)

Balance – end of period	486	75

Pension liability adjustment
Balance – beginning of period	(67)	(74)
Change in period, net of income tax benefit (expense) of $1 and $(3)	(4)	5

Balance – end of period	(71)	(69)

Accumulated other comprehensive income	1,989	1,294

Common Shares issued to employee trust
Balance – beginning and end of period	(2)	(2)

Total shareholders’ equity	$24,113	$21,410

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2011	2010
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$866	$1,432
Adjustments to reconcile net income to net cash flows from operating activities
Net realized losses (gains)	118	(177)
Amortization of premiums/discounts on fixed maturities	63	61
Deferred income taxes	47	(48)
Unpaid losses and loss expenses	1,001	(452)
Unearned premiums	478	818
Future policy benefits	37	40
Insurance and reinsurance balances payable	449	(16)
Accounts payable, accrued expenses, and other liabilities	3	33
Income taxes payable	(91)	60
Insurance and reinsurance balances receivable	(578)	(316)
Reinsurance recoverable on losses and loss expenses	(296)	346
Reinsurance recoverable on policy benefits	29	11
Deferred policy acquisition costs	(149)	(167)
Prepaid reinsurance premiums	(156)	(411)
Other	242	477

Net cash flows from operating activities	2,063	1,691

Cash flows from investing activities
Purchases of fixed maturities available for sale	(13,041)	(16,623)
Purchases of to be announced mortgage-backed securities	(642)	(720)
Purchases of fixed maturities held to maturity	(234)	(324)
Purchases of equity securities	(170)	(38)
Sales of fixed maturities available for sale	9,346	12,866
Sales of to be announced mortgage-backed securities	639	684
Sales of equity securities	347	311
Maturities and redemptions of fixed maturities available for sale	1,758	1,776
Maturities and redemptions of fixed maturities held to maturity	656	570
Net derivative instruments settlements	(46)	131
Acquisition of subsidiaries (net of cash acquired of $95 in 2011)	(380)	—
Other	(132)	(100)

Net cash flows used for investing activities	(1,899)	(1,467)

Cash flows from financing activities
Dividends paid on Common Shares	(223)	(210)
Common Shares repurchased	(68)	—
Proceeds from issuance of short-term debt	3,311	175
Repayment of short-term debt	(3,211)	(175)
Proceeds from share-based compensation plans	76	19

Net cash flows used for financing activities	(115)	(191)

Effect of foreign currency rate changes on cash and cash equivalents	12	(34)

Net increase (decrease) in cash	61	(1)
Cash – beginning of period	772	669

Cash – end of period	$833	$668

Supplemental cash flow information
Taxes paid	$265	$256
Interest paid	$112	$101

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

ACE Limited is a holding company incorporated in Zurich, Switzerland. ACE Limited and its subsidiaries (collectively, ACE, we, us, or our) provide a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

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

2. Accounting guidance not yet adopted

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. This guidance is effective for interim and annual reporting periods beginning on January 1, 2012, and may be applied prospectively or retrospectively. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. We are in the process of assessing the impact that this guidance will have on our financial condition and results of operations.

Fair value measurements

In May 2011, the FASB issued new guidance on fair value measurements to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. The guidance is not necessarily intended to result in a significant change in the application of the current requirements. Instead it is intended to clarify the intended application of existing fair value measurement requirements. It also changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011. We are in the process of assessing the impact this amendment will have on our financial statements.

3. Acquisitions

ACE acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $425 million in cash. These acquired businesses, now operating under our Life segment, expand our presence in the North Asia market and complement our life insurance business established in that region. These acquisitions generated approximately $123 million of goodwill, none of which is expected to be deductible for income tax purposes, and approximately $207 million of intangible assets. The most significant intangible asset is the value of business acquired (VOBA). VOBA represents the fair value of the future profits of the in-force long duration contracts and is amortized in relation to the premium or profit emergence of the underlying contracts, depending on the nature of the product, in a manner similar to deferred acquisition costs.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Prior year acquisitions

On December 28, 2010, ACE acquired all the outstanding common stock of Rain and Hail Insurance Service, Inc. (Rain and Hail) not previously owned by ACE for approximately $1.1 billion in cash. Rain and Hail has served America’s farmers since 1919, providing comprehensive multiple peril crop and crop/hail insurance protection to customers in the U.S. and Canada. This acquisition is consistent with ACE’s strategy to expand its specialty lines business and provides further diversification of ACE’s global product mix. The acquisition of Rain and Hail generated $129 million of goodwill, none of which is expected to be deductible for income tax purposes, and $523 million of other intangible assets. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – North American segment.

On December 1, 2010, ACE acquired Jerneh Insurance Berhad (Jerneh), a general insurance company in Malaysia, for approximately $218 million in cash. The acquisitions of Rain and Hail and Jerneh were financed with cash on hand and the use of reverse repurchase agreements of $1 billion.

4. Investments

a) Fixed maturities

The following tables present the fair value and amortized cost of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI:

	June 30, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,423	$80	$(8)	$2,495	$—
Foreign	12,341	389	(51)	12,679	(12)
Corporate securities	13,853	723	(63)	14,513	(14)
Mortgage-backed securities	9,932	259	(180)	10,011	(191)
States, municipalities, and political subdivisions	1,313	36	(9)	1,340	—

	$39,862	$1,487	$(311)	$41,038	$(217)

Held to maturity
U.S. Treasury and agency	$1,067	$30	$(5)	$1,092	$—
Foreign	1,051	1	(24)	1,028	—
Corporate securities	2,311	15	(34)	2,292	—
Mortgage-backed securities	3,414	69	(11)	3,472	—
States, municipalities, and political subdivisions	1,190	10	(6)	1,194	—

	$9,033	$125	$(80)	$9,078	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

As discussed in Note 4 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and six months ended June 30, 2011, $25 million and $8 million, respectively, of net unrealized depreciation related to such securities is included in OCI. For the three and six months ended June 30, 2010, $33 million and $96 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At June 30, 2011 and December 31, 2010, AOCI includes net unrealized depreciation of $109 million and $99 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 81 percent and 79 percent of the total mortgage-backed securities at June 30, 2011 and December 31, 2010, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and nongovernment mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents fixed maturities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	June 30 2011		December 31 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$2,046	$2,074	$1,846	$1,985
Due after 1 year through 5 years	12,962	13,446	13,094	13,444
Due after 5 years through 10 years	11,468	11,972	10,276	10,782
Due after 10 years	3,454	3,535	2,818	2,812

	29,930	31,027	28,034	29,023
Mortgage-backed securities	9,932	10,011	8,508	8,516

	$39,862	$41,038	$36,542	$37,539

Held to maturity; maturity period
Due in 1 year or less	$310	$312	$400	$404
Due after 1 year through 5 years	2,127	2,163	1,983	2,010
Due after 5 years through 10 years	2,512	2,468	2,613	2,524
Due after 10 years	670	663	694	677

	5,619	5,606	5,690	5,615
Mortgage-backed securities	3,414	3,472	3,811	3,846

	$9,033	$9,078	$9,501	$9,461

b) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities:

	June 30 2011	December 31 2010
	(in millions of U.S. dollars)
Cost	$549	$666
Gross unrealized appreciation	37	28
Gross unrealized depreciation	(4)	(2)

Fair value	$582	$692

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Each quarter, securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, are reviewed to identify impaired securities to be specifically evaluated for a potential OTTI.

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

There were no credit losses recognized in net income for corporate securities in 2011. For the three and six months ended June 30, 2010, credit losses recognized in net income for corporate securities were nil and $1 million, respectively.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Credit losses recognized in net income for mortgage-backed securities for the three and six months ended June 30, 2011 were $2 million and $3 million, respectively. Credit losses recognized in net income for mortgage-backed securities for the three and six months ended June 30, 2010 were $5 million and $22 million, respectively.

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused management to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(6)	$(18)	$(11)	$(68)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	13	2	45

OTTI on fixed maturities, net	(5)	(5)	(9)	(23)
Gross realized gains excluding OTTI	108	128	217	296
Gross realized losses excluding OTTI	(29)	(46)	(85)	(115)

Total fixed maturities	74	77	123	158

Equity securities:
Gross realized gains excluding OTTI	4	32	12	77
Gross realized losses excluding OTTI	—	—	(1)	—

Total equity securities	4	32	11	77

OTTI on other investments	(3)	(13)	(3)	(13)
Foreign exchange gains (losses)	(30)	61	(109)	52
Investment and embedded derivative instruments	(48)	5	(68)	24
Fair value adjustments on insurance derivative	(70)	(301)	1	(205)
S&P put options and futures	3	143	(68)	84
Other derivative instruments	(2)	4	(3)	(5)
Other	(1)	1	(2)	5

Net realized gains (losses)	$(73)	$9	$(118)	$177

The following table presents a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Balance of credit losses related to securities still held- beginning of period	$96	$163	$137	$174
Additions where no OTTI was previously recorded	2	5	2	22
Additions where an OTTI was previously recorded	—	—	1	1
Reductions for securities sold during the period	(4)	(31)	(46)	(60)

Balance of credit losses related to securities still held- end of period	$94	$137	$94	$137

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

d) Gross unrealized loss

At June 30, 2011, there were 4,348 fixed maturities out of a total of 21,493 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $8 million. Fixed maturities in an unrealized loss position at June 30, 2011, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
June 30, 2011
U.S. Treasury and agency	$551	$(13.3)	$—	$—	$551	$(13.3)
Foreign	3,136	(60.7)	264	(14.1)	3,400	(74.8)
Corporate securities	3,709	(73.2)	152	(23.9)	3,861	(97.1)
Mortgage-backed securities	2,638	(35.1)	825	(155.4)	3,463	(190.5)
States, municipalities, and political subdivisions	663	(10.8)	62	(4.6)	725	(15.4)

Total fixed maturities	10,697	(193.1)	1,303	(198.0)	12,000	(391.1)
Equity securities	44	(3.3)	1	(0.4)	45	(3.7)
Other investments	19	(1.0)	—	—	19	(1.0)

Total	$10,760	$(197.4)	$1,304	$(198.4)	$12,064	$(395.8)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2010
U.S. Treasury and agency	$864	$(24.6)	$—	$—	$864	$(24.6)
Foreign	4,409	(79.0)	312	(37.6)	4,721	(116.6)
Corporate securities	3,553	(85.1)	273	(43.9)	3,826	(129.0)
Mortgage-backed securities	3,904	(67.3)	1,031	(165.1)	4,935	(232.4)
States, municipalities, and political subdivisions	1,115	(36.2)	79	(11.9)	1,194	(48.1)

Total fixed maturities	13,845	(292.2)	1,695	(258.5)	15,540	(550.7)
Equity securities	45	(1.9)	1	(0.3)	46	(2.2)
Other investments	66	(8.7)	—	—	66	(8.7)

Total	$13,956	$(302.8)	$1,696	$(258.8)	$15,652	$(561.6)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

e) Restricted assets

ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at June 30, 2011 and December 31, 2010, are fixed maturities and short-term investments totaling $12.8 billion and $12.0 billion, respectively, and cash of $97 million and $104 million, respectively.

The following table presents the components of restricted assets:

	June 30 2011	December 31 2010
	(in millions of U.S. dollars)
Trust funds	$9,143	$8,200
Deposits with U.S. regulatory authorities	1,254	1,384
Deposits with non-U.S. regulatory authorities	2,264	2,289
Other pledged assets	273	190

	$12,934	$12,063

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

We use one or more pricing services to obtain fair value measurements for the majority of the investment securities we hold. Based on management’s understanding of the methodologies used by these pricing services, all applicable investments have been valued in accordance with GAAP. The following is a description of the valuation techniques and inputs used to determine fair value for financial instruments carried at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities

We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that may be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Additionally, given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Fixed maturities for which pricing is unobservable are classified within Level 3.

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

Other investments

Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investment or will not have the contractual option to redeem the investments in the near term. The remainder of such investments are classified within Level 2. Equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans as well as other portfolios, and included in Other investments, are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Securities lending collateral

The underlying assets included in Securities lending collateral are fixed maturities which are classified in the valuation hierarchy on the same basis as other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to ACE’s obligation to return the collateral plus interest.

Investment derivative instruments

Actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts are classified within Level 1 as fair values are based on quoted market prices.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize using the GMIB. However, for certain clients there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize using the GMIB—it is over 13 percent). For most clients, there is no

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

currently observable relevant annuitization behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize using the GMIB). The GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. Based on our first and second quarter 2011 review, no changes were made to actuarial or behavior assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $0.3 million and $6.3 million for the three and six months ended June 30, 2011, respectively.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in millions of U.S. dollars)
June 30, 2011
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,245	$1,250	$—	$2,495
Foreign	207	12,445	27	12,679
Corporate securities	43	14,328	142	14,513
Mortgage-backed securities	—	9,977	34	10,011
States, municipalities, and political subdivisions	—	1,339	1	1,340

	1,495	39,339	204	41,038

Equity securities	567	5	10	582
Short-term investments	1,266	1,114	—	2,380
Other investments	239	237	1,680	2,156
Securities lending collateral	—	1,593	—	1,593
Investment derivative instruments	3	—	—	3
Other derivative instruments	(37)	41	4	8

Total assets measured at fair value	$3,533	$42,329	$1,898	$47,760

Liabilities:
GLB(1)	$—	$—	$524	$524

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

There were no significant gross transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011 and 2010.

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at June 30, 2011 and December 31, 2010 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At June 30, 2011 and December 31, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents, by investment category, the fair value and maximum future funding commitments related to these investments. The table also shows the expected liquidation period from June 30, 2011.

	Expected Liquidation Period	June 30, 2011		December 31, 2010
		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$207	$163	$192	$151
Real estate	3 to 9 Years	261	89	168	92
Distressed	6 to 9 Years	221	219	243	43
Mezzanine	6 to 9 Years	126	299	135	173
Traditional	3 to 8 Years	457	410	376	291
Vintage	1 to 3 Years	27	6	27	3
Investment funds	Not Applicable	338	—	329	—

		$1,637	$1,186	$1,470	$753

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$26	$113	$81	$1	$10	$1,564	$4	$449
Transfers into Level 3	5	29	3	—	—	—	—	—
Transfers out of Level 3	(6)	—	(35)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	—	—	—	9	—	—
Net Realized Gains/Losses	1	(1)	—	—	2	(3)	—	75
Purchases	5	3	—	—	2	243	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(2)	(1)	(12)	—	(4)	(55)	—	—
Settlements	(2)	(1)	(3)	—	—	(78)	—	—

Balance-End of Period	$27	$142	$34	$1	$10	$1,680	$4	$524

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$—	$75

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Three Months Ended June 30, 2010
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$21	$133	$12	$2	$13	$1,236	$14	$347
Transfers into (Out of) Level 3	6	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	1	3	—	—	(1)	14	—	—
Net Realized Gains/Losses	—	(1)	—	—	1	(14)	12	301
Purchases, Sales, Issuances, and Settlements, Net	—	(14)	—	1	3	(9)	(12)

Balance-End of Period	$28	$121	$12	$3	$16	$1,227	$14	$648

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(14)	$12	$301

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $776 million at June 30, 2010, and $469 million at March 31, 2010, which includes a fair value derivative adjustment of $648 million and $347 million, respectively.

	Six Months Ended June 30, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$26	$115	$39	$2	$13	$1,432	$4	507
Transfers into Level 3	9	34	4	—	—	—	—	—
Transfers out of Level 3	(7)	(4)	(35)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	—	(1)	51	—	—
Net Realized Gains/Losses	1	(2)	—	—	4	(3)	1	17
Purchases	5	22	46	—	2	333	—	—
Sales	(3)	(20)	(15)	—	(8)	(55)	—	—
Settlements	(3)	(4)	(5)	(1)	—	(78)	(1)	—

Balance-End of Period	$27	$142	$34	$1	$10	$1,680	$4	$524

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$1	$17

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Six Months Ended June 30, 2010
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$59	$168	$21	$3	$12	$1,149	$14	$443
Transfers into (Out of) Level 3	(31)	(35)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	1	6	—	—	—	33	—	—
Net Realized Gains/Losses	(1)	(1)	—	—	1	(13)	12	205
Purchases, Sales, Issuances, and Settlements, Net	—	(17)	(9)	—	3	58	(12)

Balance-End of Period	$28	$121	$12	$3	$16	$1,227	$14	$648

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(13)	$12	$205

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits. The liability for GLB reinsurance was $776 million at June 30, 2010, and $559 million at December 31, 2009, which includes a fair value derivative adjustment of $648 million and $443 million, respectively.

b) Financial instruments disclosed, but not carried, at fair value

ACE uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore excluded from the discussion below.

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions of U.S. dollars)
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,067	$1,092	$1,105	$1,127
Foreign	1,051	1,028	1,049	1,013
Corporate securities	2,311	2,292	2,361	2,313
Mortgage-backed securities	3,414	3,472	3,811	3,846
States, municipalities, and political subdivisions	1,190	1,194	1,175	1,162

Total assets	9,033	9,078	9,501	9,461

Liabilities:
Short-term debt	1,400	1,400	1,300	1,300
Long-term debt	3,360	3,719	3,358	3,846
Trust preferred securities	309	385	309	376

Total liabilities	$5,069	$5,504	$4,967	$5,522

6. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$25	$27	$51	$56
Policy benefits and other reserve adjustments	$21	$22	$43	$46
GLB
Net premiums earned	$41	$40	$82	$81
Policy benefits and other reserve adjustments	6	6	12	13
Net realized gains (losses)	(75)	(301)	(17)	(205)

Gain (loss) recognized in income	$(40)	$(267)	$53	$(137)
Net cash received	$40	$40	$81	$80
Net increase in liability	$(80)	$(307)	$(28)	$(217)

At June 30, 2011, reported liabilities for GMDB and GLB reinsurance were $181 million and $676 million, respectively, compared with $185 million and $648 million, respectively, at December 31, 2010. The reported liability for GLB reinsurance of $676 million at June 30, 2011, and $648 million at December 31, 2010, includes a fair value derivative adjustment of $524 million and $507 million, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

a) GMDB reinsurance

At June 30, 2011 and December 31, 2010, the net amount at risk from GMDB reinsurance programs was $3.1 billion and $2.9 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2011 and December 31, 2010, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1 and 2 percent.

At June 30, 2011, if all of the cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable, taking into account all appropriate claims limits, would be approximately $1.5 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

b) GLB reinsurance

At June 30, 2011 and December 31, 2010, the net amount at risk from GLB reinsurance programs was $789 million and $719 million, respectively. For GLB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2011 and December 31, 2010, respectively);

•	there are no deaths, lapses, or withdrawals;

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

The average attained age of all policyholders under all benefits reinsured, weighted by the guaranteed value of each reinsured policy, is approximately 67 years.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

In relation to certain debt issuances, ACE, from time to time, has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At June 30, 2011 and December 31, 2010, ACE had no in force interest rate swaps, having exited such positions upon the repayment of related debt issuances during the fourth quarter of 2010.

ACE buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables.

All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are designated as hedges for accounting purposes.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

	Consolidated Balance Sheet Location	June 30, 2011		December 31, 2010
		Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$1	$753	$3	$729
Futures contracts on money market instruments	AP	2	10,098	3	4,297
Futures contracts on notes and bonds	AP	—	1,158	5	676
Options on money market instruments	AP	—	528	—	1
Convertible bonds	FM AFS	398	367	416	382
TBAs	FM AFS	123	117	101	98

		$524	$13,021	$528	$6,183

Other derivative instruments
Futures contracts on equities	AP	$(37)	$1,110	$(25)	$1,069
Options on equity market indices	AP	41	250	46	250
Credit default swaps	AP	4	350	4	350
Other	AP	—	6	—	17

		$8	$1,716	$25	$1,686

GLB(1)	AP/FPB	$(676)	$789	$(648)	$719

(1)

Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 6 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(3)	$23	$(18)	$36
All other futures contracts and options	(24)	2	(27)	10
Convertible bonds	(21)	(20)	(22)	(22)
TBAs	—	—	(1)	—

	$(48)	$5	$(68)	$24

GLB and other derivative instruments
GLB	$(75)	$(301)	$(17)	$(205)
Futures contracts on equities	—	117	(63)	66
Options on equity market indices	3	26	(5)	18
Interest rate swaps	—	(8)	—	(17)
Credit default swaps	(2)	11	(3)	11
Other	—	1	—	1

	$(74)	$(154)	$(88)	$(126)

	$(122)	$(149)	$(156)	$(102)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

(iv) TBA

By acquiring a TBA, a commitment is made to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, the position is accounted for as a derivative in the consolidated financial statements. ACE purchases TBAs both for their total return and for the flexibility they provide related to our mortgage-backed security strategy.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(v) GLB

Under the GLB program, as the assuming entity, ACE is obligated to provide coverage until the expiration or maturity of the underlying annuities. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.

b) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,299 million. In connection with these investments, we have commitments that may require funding of up to $1,186 million over the next several years.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(ii) Business practices litigation

ACE, ACE INA Holdings Inc., and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE has been dismissed.

In the commercial insurance complaint, the plaintiffs named ACE, ACE INA Holdings Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that certain brokers and insurers, including certain ACE entities, conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, they allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that acted as intermediaries between brokers and insurers. Plaintiffs also allege that broker defendants tied the purchase of primary insurance to the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. The complaint asserts the following causes of action against ACE: Federal Racketeer Influenced and Corrupt Organizations Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007, the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants renewed their motions consistent with the Third Circuit’s instructions. On June 28, 2011, the District Court administratively terminated defendants’ motions without prejudice to re-file after adjudication of issues related to a proposed class settlement involving a number of other parties. The Court set September 14, 2011 for a fairness hearing on the proposed settlement, but did not indicate when it would finally resolve all issues such that ACE may re-file its motions to dismiss.

As of August 3, 2011, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Ins. Co. Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers, are named.

•

Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757; D.N.J.) was filed on February 13, 2007. ACE, ACE INA Holdings Inc., ACE USA, Inc., and ACE American Insurance Co., along with a number of other insurers and brokers, are named.

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

As of August 3, 2011, plaintiffs have not specified an amount of alleged damages in any of the tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before ACE could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the MDL Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

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

As of August 3, 2011, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before ACE could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing. Trial is set for September 12, 2011.

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

8. Shareholders’ equity

All of ACE’s Common Shares are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions) or from legal reserves, must be declared by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. In light of a January 1, 2011 Swiss tax law change, at our May 2011 Annual General Meeting our shareholders approved a dividend for the coming year from our capital contributions reserves (additional paid in capital), a subaccount of legal reserves. Dividends declared in the first quarter of 2011 of CHF 0.30 ($0.33) per Common Share were paid in the form of a par value distribution (under the method approved by our shareholders at our May 2010 Annual General Meeting) and had the effect of reducing par value per Common Share to CHF 30.27. Dividends declared in the second quarter of 2011 of CHF 0.29 ($0.35) per Common Share were funded from capital contributions reserves (additional paid in capital) and paid from free reserves (retained earnings).

For the three and six months ended June 30, 2010, dividends declared per Common Share amounted to CHF 0.34 ($0.33), and CHF 0.67 ($0.64), respectively, and were paid by way of a par value distribution.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options. At June 30, 2011, 4,862,746 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

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

The 2004 LTIP also provides for grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

restricted stock is granted at market close price on the day of grant. On February 24, 2011, ACE granted 1,667,653 restricted stock awards and 249,660 restricted stock units to employees and officers of ACE and its subsidiaries with a grant date fair value of $62.64 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting. On May 18, 2011, the date of the Company’s annual general meeting, 32,660 restricted stock awards were granted to ACE’s outside directors with a grant date fair value of $69.35 each. Such awards will vest at the 2012 annual general meeting.

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting losses and loss expenses, policy benefits, policy acquisition costs, and administrative expenses from net premiums earned. For the Life business, management also includes net investment income as a component of underwriting income. The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended June 30, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,735	$1,477	$282	$459	$—	$3,953
Net premiums earned	1,604	1,447	254	452	—	3,757
Losses and loss expenses	1,233	733	112	147	1	2,226
Policy benefits	—	—	—	108	—	108
Policy acquisition costs	143	348	47	66	—	604
Administrative expenses	147	242	14	72	40	515

Underwriting income (loss)	81	124	81	59	(41)	304

Net investment income	300	138	71	59	1	569
Net realized gains (losses) including OTTI	21	(10)	(14)	(68)	(2)	(73)
Interest expense	3	1	1	3	54	62
Other (income) expense	3	(5)	1	8	2	9
Income tax expense (benefit)	95	40	8	14	(35)	122

Net income (loss)	$301	$216	$128	$25	$(63)	$607

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended June 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,438	$1,302	$289	$391	$—	$3,420
Net premiums earned	1,326	1,263	256	388	—	3,233
Losses and loss expenses	924	644	103	129	—	1,800
Policy benefits	—	1	—	86	—	87
Policy acquisition costs	126	296	48	66	—	536
Administrative expenses	147	207	15	54	40	463

Underwriting income (loss)	129	115	90	53	(40)	347

Net investment income	287	115	73	43	—	518
Net realized gains (losses) including OTTI	85	48	28	(155)	3	9
Interest expense	—	—	—	—	52	52
Other (income) expense	4	(3)	(2)	3	1	3
Income tax expense (benefit)	110	59	9	16	(52)	142

Net income (loss)	$387	$222	$184	$(78)	$(38)	$677

Statement of Operations by Segment

For the Six Months Ended June 30, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$3,020	$2,914	$597	$868	$—	$7,399
Net premiums earned	2,950	2,751	514	851	—	7,066
Losses and loss expenses	2,227	1,595	391	275	1	4,489
Policy benefits	—	—	—	199	—	199
Policy acquisition costs	279	660	93	127	—	1,159
Administrative expenses	295	466	26	140	82	1,009

Underwriting income (loss)	149	30	4	110	(83)	210

Net investment income	595	269	143	105	1	1,113
Net realized gains (losses) including OTTI	10	(19)	(27)	(81)	(1)	(118)
Interest expense	7	2	1	6	109	125
Other (income) expense	(13)	(7)	(5)	13	7	(5)
Income tax expense (benefit)	184	59	18	27	(69)	219

Net income (loss)	$576	$226	$106	$88	$(130)	$866

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

The following table presents the net premiums earned for each segment by product:

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended June 30, 2011
Insurance – North American	$657	$865	$82	$1,604
Insurance – Overseas General	533	348	566	1,447
Global Reinsurance	115	139	—	254
Life	—	—	452	452

	$1,305	$1,352	$1,100	$3,757

For the Three Months Ended June 30, 2010
Insurance – North American	$355	$895	$76	$1,326
Insurance – Overseas General	424	349	490	1,263
Global Reinsurance	120	136	—	256
Life	—	—	388	388

	$899	$1,380	$954	$3,233

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Six Months Ended June 30, 2011
Insurance – North American	$1,035	$1,755	$160	$2,950
Insurance – Overseas General	964	690	1,097	2,751
Global Reinsurance	227	287	—	514
Life	—	—	851	851

	$2,226	$2,732	$2,108	$7,066

For the Six Months Ended June 30, 2010
Insurance – North American	$713	$1,839	$144	$2,696
Insurance – Overseas General	844	694	976	2,514
Global Reinsurance	258	274	—	532
Life	—	—	768	768

	$1,815	$2,807	$1,888	$6,510

11. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net Income	$607	$677	$866	$1,432

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	338,920,580	339,975,261	338,021,487	339,202,374
Denominator for diluted earnings per share:
Share-based compensation plans	2,768,388	1,268,395	2,596,909	1,185,944

Adjusted weighted-average shares outstanding and assumed conversions	341,688,968	341,243,656	340,618,396	340,388,318

Basic earnings per share	$1.79	$1.99	$2.56	$4.22

Diluted earnings per share	$1.77	$1.98	$2.54	$4.21

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended June 30, 2011 and 2010, the potential anti-dilutive share conversions were 1,212 shares and 426,167 shares, respectively. The potential anti-dilutive share conversions for the six months ended June 30, 2011 and 2010, were 81,718 shares and 429,990 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$40	$29,095	$26,054	$—	$55,189
Cash	(185)	664	354	—	833
Insurance and reinsurance balances receivable	—	4,329	594	—	4,923
Reinsurance recoverable on losses and loss expenses	—	17,722	(4,347)	—	13,375
Reinsurance recoverable on policy benefits	—	941	(691)	—	250
Value of business acquired	—	796	—	—	796
Goodwill and other intangible assets	—	4,301	557	—	4,858
Investments in subsidiaries	23,590	—	—	(23,590)	—
Due from (to) subsidiaries and affiliates, net	853	—	—	(853)	—
Other assets	6	7,471	1,553	—	9,030

Total assets	$24,304	$65,319	$24,074	$(24,443)	$89,254

Liabilities
Unpaid losses and loss expenses	$—	$31,820	$7,131	$—	$38,951
Unearned premiums	—	5,820	1,093	—	6,913
Future policy benefits	—	3,767	617	—	4,384
Due (from) to subsidiaries and affiliates, net	—	907	(907)	—	—
Short-term debt	—	1,000	400	—	1,400
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	191	8,060	1,573	—	9,824

Total liabilities	191	55,043	9,907	—	65,141

Total shareholders’ equity	24,113	10,276	14,167	(24,443)	24,113

Total liabilities and shareholders’ equity	$24,304	$65,319	$24,074	$(24,443)	$89,254

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,306	$1,647	$—	$3,953
Net premiums earned	—	2,225	1,532	—	3,757
Net investment income	—	282	287	—	569
Equity in earnings of subsidiaries	579	—	—	(579)	—
Net realized gains (losses) including OTTI	(1)	17	(89)	—	(73)
Losses and loss expenses	—	1,438	788	—	2,226
Policy benefits	—	59	49	—	108
Policy acquisition costs and administrative expenses	18	609	504	(12)	1,119
Interest expense	(10)	66	(3)	9	62
Other (income) expense	(40)	20	29	—	9
Income tax expense	3	110	9	—	122

Net income	$607	$222	$354	$(576)	$607

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,993	$1,427	$—	$3,420
Net premiums earned	—	1,894	1,339	—	3,233
Net investment income	—	253	265	—	518
Equity in earnings of subsidiaries	648	—	—	(648)	—
Net realized gains (losses) including OTTI	12	63	(66)	—	9
Losses and loss expenses	—	1,147	653	—	1,800
Policy benefits	—	33	54	—	87
Policy acquisition costs and administrative expenses	16	583	410	(10)	999
Interest expense	(10)	61	(9)	10	52
Other (income) expense	(26)	19	10	—	3
Income tax expense	3	107	32	—	142

Net income	$677	$260	$388	$(648)	$677

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$4,329	$3,070	$—	$7,399
Net premiums earned	—	4,163	2,903	—	7,066
Net investment income	1	544	568	—	1,113
Equity in earnings of subsidiaries	827	—	—	(827)	—
Net realized gains (losses) including OTTI	(2)	4	(120)	—	(118)
Losses and loss expenses	—	2,739	1,750	—	4,489
Policy benefits	—	99	100	—	199
Policy acquisition costs and administrative expenses	36	1,188	965	(21)	2,168
Interest expense	(18)	133	(8)	18	125
Other (income) expense	(62)	32	25	—	(5)
Income tax expense	4	179	36	—	219

Net income	$866	$341	$483	$(824)	$866

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$4,220	$2,771	$—	$6,991
Net premiums earned	—	3,850	2,660	—	6,510
Net investment income	—	507	515	—	1,022
Equity in earnings of subsidiaries	1,383	—	—	(1,383)	—
Net realized gains (losses) including OTTI	11	73	93	—	177
Losses and loss expenses	—	2,463	1,258	—	3,721
Policy benefits	—	66	108	—	174
Policy acquisition costs and administrative expenses	32	1,144	854	(17)	2,013
Interest expense	(19)	121	(17)	19	104
Other (income) expense	(54)	38	15	—	(1)
Income tax expense (benefit)	3	203	60	—	266

Net income	$1,432	$395	$990	$(1,385)	$1,432

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$117	$677	$1,949	$(680)	$2,063

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(6,330)	(7,353)	—	(13,683)
Purchases of fixed maturities held to maturity	—	(233)	(1)	—	(234)
Purchases of equity securities	—	(138)	(32)	—	(170)
Sales of fixed maturities available for sale	8	5,022	4,955	—	9,985
Sales of equity securities	—	332	15	—	347
Maturities and redemptions of fixed maturities available for sale	—	847	911	—	1,758
Maturities and redemptions of fixed maturities held to maturity	—	475	181	—	656
Net derivative instruments settlements	(1)	(7)	(38)	—	(46)
Capital contribution to subsidiary	(385)	—	—	385	—
Advances (to) from affiliates	283	—	(283)	—	—
Acquisition of subsidiaries (net of cash acquired of $95)	—	(343)	(37)	—	(380)
Other	—	(449)	317	—	(132)

Net cash flows from (used for) investing activities	(95)	(824)	(1,365)	385	(1,899)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(223)	—	—	—	(223)
Common Shares repurchased	(68)	—	—	—	(68)
Net proceeds from issuance (repayment) of short-term debt	(300)	—	400	—	100
Proceeds from share based compensation plans	76	—	—	—	76
Advances (to) from affiliates	—	226	(226)	—	—
Dividends to parent company	—	—	(680)	680	—
Capital contribution from parent	—	—	385	(385)	—

Net cash flows from (used for) financing activities	(515)	226	(121)	295	(115)

Effect of foreign currency rate changes on cash and cash equivalents	—	12	—	—	12

Net increase (decrease) in cash	(493)	91	463	—	61
Cash – beginning of period	308	573	(109)	—	772

Cash – end of period	$(185)	$664	$354	$—	$833

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes elimination of dividends paid from subsidiaries to ACE Limited and capital contribution to subsidiaries by ACE Limited.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments	ACE Limited Consolidated
Net cash flows from operating activities	$25	$677	$989	$—	$1,691

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(8,133)	(9,210)	—	(17,343)
Purchases of fixed maturities held to maturity	—	(323)	(1)	—	(324)
Purchases of equity securities	—	(28)	(10)	—	(38)
Sales of fixed maturities available for sale	2	6,491	7,057	—	13,550
Sales of equity securities	—	2	309	—	311
Maturities and redemptions of fixed maturities available for sale	—	926	850	—	1,776
Maturities and redemptions of fixed maturities held to maturity	—	461	109	—	570
Net derivative instruments settlements	(1)	(3)	135	—	131
Advances (to) from affiliates	196	—	(196)	—	—
Other	—	(80)	(20)	—	(100)

Net cash flows from (used for) investing activities	197	(687)	(977)	—	(1,467)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(210)	—	—	—	(210)
Proceeds from share based compensation plans	19	—	—	—	19
Advances (to) from affiliates	—	3	(3)	—	—

Net cash flows from (used for) financing activities	(191)	3	(3)	—	(191)

Effect of foreign currency rate changes on cash and cash equivalents	—	(15)	(19)	—	(34)

Net increase (decrease) in cash	31	(22)	(10)	—	(1)
Cash – beginning of period	(1)	400	270	—	669

Cash – end of period	$30	$378	$260	$—	$668

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources for the three and six months ended June 30, 2011. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related Notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

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

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of commercial and individual customers in more than 170 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health and life insurance to individuals in select countries. At June 30, 2011, ACE had total assets of $89 billion and shareholders’ equity of $24 billion.

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

We operate through the following business segments: Insurance—North American, Insurance—Overseas General, Global Reinsurance, and Life. The Insurance—North American segment includes our wholesale divisions ACE Westchester and ACE Bermuda; and our retail divisions ACE USA (including ACE Canada), Commercial Risk, Agriculture, ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine). The Insurance—Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international accident & health (A&H) and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of ACE Global Markets. The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), the acquired business of New York Life’s Korea operations and Hong Kong operations, and the North American supplemental A&H and life business of Combined Insurance. For more information on each of our segments refer to “Segment Information” in our 2010 Form 10-K.

Significant Events

The impact of natural catastrophes

We experienced a higher number of natural catastrophes in the first six months of 2011 compared to the first six months of 2010. Results for the three and six months ended June 30, 2011 were adversely impacted by net after-tax losses of $101 million and $544 million, respectively, including reinstatement premiums, related to several natural catastrophes including the Japan and New Zealand earthquakes, the Australian storms, and other severe weather related events in the U.S. For further details, see “Consolidated Operating Results”.

Acquisitions

ACE acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011. The results for the three and six months ended June 30, 2011 include five months of results for the acquired New York Life Korea operations and a quarter of results for the acquired New York Life Hong Kong operations. See Note 3 to the Consolidated Financial Statements for more information.

Market Conditions

The industry experienced significant catastrophe losses in the second quarter resulting in above average industry catastrophe losses for the first half of 2011. As a result, pricing is increasing on certain classes of property business, such as single-peril catastrophe, large account property requiring significant capacity, and other classes such as international marine and energy. We believe that casualty pricing is firming although we have not seen meaningful rate increases. We continue efforts to maintain strict underwriting discipline and will continue to decline business when we deem pricing and exposure are inadequate to generate an underwriting profit.

Net premiums written increased in the North American wholesale business primarily due to growth in agriculture driven by our acquisition of Rain and Hail. As a result of adherence to our strict underwriting standards, new business writings for North American retail commercial P&C decreased significantly in the three months ended June 30, 2011, compared with the prior year period. We are writing less new business and maintaining our renewals.

Net premiums written were up in our retail International P&C business for the three months ended June 30, 2011. We saw double digit growth in Asia, Latin America, U.K. and continental Europe. With respect to our International wholesale business, we continue to reduce our exposure due to inadequate pricing. Both our retail and wholesale International P&C businesses benefited from favorable foreign exchange impact.

Our Global Reinsurance segment reported a decline in net written premium in the quarter ended June 30, 2011, as conditions remain competitive.

A&H premiums continue to experience good growth driven primarily by our international A&H business. Our Asian and Latin American A&H businesses contributed double digit growth even after adjusting for favorable foreign exchange impact. Our U.S. A&H business also demonstrated meaningful growth for the quarter. We believe our A&H business will continue to grow through 2011. In contrast, the ability to grow our Combined Insurance premiums continues to be hampered by the economic recession in its target markets. Additionally, Combined’s business in the U.K. and Ireland has been impacted by changes in the regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices and customer service. This has resulted in a need for us to re-evaluate our sales model and to re-engineer our processes. We have put these two operations on a sales moratorium while we re-evaluate our business model. We have decided to cease sales in the small Spanish subsidiary of Combined-Ireland permanently. We intend to seek regulatory approval to integrate all European operations of Combined into our AEGL subsidiary, incorporated in the UK. We expect to seek regulatory approval to re-commence sales in the UK and Ireland once the integration is completed.

Life revenues were up primarily due to the acquisitions of New York Life’s Korea operations and Hong Kong operations and good growth in our International Life business.

Consolidated Operating Results – Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2011	2010	Q-11 vs. Q-10	2011	2010	YTD-11 vs. YTD-10
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$3,953	$3,420	16%	$7,399	$6,991	6%
Net premiums earned	3,757	3,233	16%	7,066	6,510	9%
Net investment income	569	518	10%	1,113	1,022	9%
Net realized gains (losses)	(73)	9	NM	(118)	177	NM

Total revenues	4,253	3,760	13%	8,061	7,709	5%

Losses and loss expenses	2,226	1,800	24%	4,489	3,721	21%
Policy benefits	108	87	24%	199	174	14%
Policy acquisition costs	604	536	13%	1,159	1,090	6%
Administrative expenses	515	463	11%	1,009	923	9%
Interest expense	62	52	19%	125	104	20%
Other (income) expense	9	3	NM	(5)	(1)	NM

Total expenses	3,524	2,941	20%	6,976	6,011	16%

Income before income tax	729	819	(11)%	1,085	1,698	(36)%
Income tax expense	122	142	(14)%	219	266	(18)%

Net income	$607	$677	(10)%	$866	$1,432	(40)%

NM—not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	Three Months Ended June 30, 2011
	P&C	A&H	Total
Net premiums written:
Increase (decrease) net premiums written in original currency	14.7%	2.2%	11.6%
Foreign exchange effect	3.0%	6.7%	4.0%

Increase (decrease) as reported in U.S. dollars	17.7%	8.9%	15.6%

Net premiums earned:
Increase (decrease) net premiums earned in original currency	15.5%	2.4%	12.0%
Foreign exchange effect	3.2%	6.6%	4.2%

Increase (decrease) as reported in U.S. dollars	18.7%	9.0%	16.2%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in the three and six months ended June 30, 2011, compared with the prior year periods. The North American wholesale division benefited from the acquisition of Rain and Hail in December 2010, reporting premium growth in agricultural and personal lines. Our North American retail division reported less assumed loss portfolio business as well as lower new business and policy renewals across several lines of business. Our international retail business reported growth, partially offset by reinstatement premiums expensed in connection with first quarter catastrophe activity. The global reinsurance operations reported a decline in net premiums written compared with the prior year quarter, primarily due to competitive market conditions. The life segment reported an increase in net premiums written due primarily to the acquisition of New York Life’s Hong Kong operations.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased in the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the Rain & Hail acquisition and growth in the international retail business and favorable foreign exchange, partially offset by reinstatement premiums expensed and less assumed loss portfolio transfers.

The following table provides a consolidated breakdown of net premiums earned by line of business:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Property and all other	$1,305	$899	45%	$2,226	$1,815	23%
Casualty	1,352	1,380	(2)%	2,732	2,807	(3)%

Subtotal	2,657	2,279	17%	4,958	4,622	7%
Personal accident (A&H)	901	827	9%	1,756	1,637	7%
Life	199	127	57%	352	251	40%

Net premiums earned	$3,757	$3,233	16%	$7,066	$6,510	9%

	2011 % of total	2010 % of total		2011 % of total	2010 % of total
Property and all other	35%	28%		32%	28%
Casualty	36%	43%		38%	43%

Subtotal	71%	71%		70%	71%
Personal accident (A&H)	24%	26%		25%	25%
Life	5%	3%		5%	4%

Net premiums earned	100%	100%		100%	100%

Net investment income increased for the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to positive operating cash flows, foreign exchange, and the impact of acquisitions which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments”.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Loss and loss expense ratio	62.9%	58.8%	67.8%	60.3%
Policy acquisition cost ratio	16.3%	16.5%	16.6%	16.8%
Administrative expense ratio	13.4%	14.4%	14.0%	14.1%

Combined ratio	92.6%	89.7%	98.4%	91.2%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	62.9%	58.8%	67.8%	60.3%
Catastrophe losses and related reinstatement premiums	(4.1)%	(2.8)%	(9.6)%	(4.2)%
Prior period development	4.4%	5.2%	3.8%	5.0%

Loss and loss expense ratio, adjusted	63.2%	61.2%	62.0%	61.1%

The table below shows the impact of the catastrophe losses by segment:

Three Months Ended June 30, 2011

Catastrophe Loss Charges	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Reinstatement Premiums Paid (Collected)	Pre-tax Total	After-tax Total
	(in millions of U.S. dollars)
Net loss:
True-up of Q1 Events	$(6)	$(5)	$(20)	$(3)	$(34)	$(35)
Q2 Events	116	15	42	(5)	168	136

Total	$110	$10	$22	$(8)	$134	$101

We experienced total net pre-tax catastrophe losses of $142 million and $557 million (before reinstatement premiums) in the three and six months ended June 30, 2011, compared with $76 million and $224 million of net pre-tax catastrophe losses (before reinstatement premiums) in the prior year periods. The catastrophe losses incurred during the three and six months ended June 30, 2011, were primarily related to earthquakes in Japan and New Zealand, and storms in Australia, and severe weather related events in the U.S. Reinsurance recoverables are due from highly rated reinsurers.

On March 11, 2011, the Tohoku earthquake struck the northeastern coast of Japan. Due to the size and complexity of the earthquake, total covered losses for the insurance industry remain difficult to predict. However, industry sources have estimated that the losses arising out of the earthquake will be substantial.

Our Japan Tohoku earthquake estimates were based on ground-up reviews of a substantial majority of our in-force direct policies and internal modeling of our in-force reinsurance policies we believe to be affected, together with information from our insureds, adjusters, brokers and cedents. Actual losses may vary materially from these amounts as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purpose of our calculations, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. In addition, our Japan earthquake losses are subject to a high level of uncertainty due to extremely complex and unique causation and coverage issues associated with the events, including the attribution of losses to other perils and potential legal and regulatory developments related to potential losses. Further, products such as contingent business interruption may represent a significant source of uncertainty for our loss estimate, especially given the post-event impact on certain industries (for example, auto and consumer). Some issues may become the subject of litigation and may not be resolved for a considerable period of time. As a result, although we believe our reserves for these events are adequate, both industry-wide insured losses and our losses from the Japan earthquake may ultimately be materially greater or lower than our initial reported losses and any additional losses could have a further material adverse impact on our financial results.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $146 million and $239 million of net favorable prior period development in the three and six months ended June 30, 2011. This compares with net favorable prior period development of $149 million and $245 million in the prior year periods, respectively. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in the three and six months ended June 30, 2011, compared with the prior year periods. Insurance – North American reported a decline in its policy acquisition cost ratio primarily due to a shift in the mix of business toward lower acquisition cost lines of business, primarily agriculture. This favorable impact on the policy acquisition cost ratio was offset by changes in business mix and the impact of reinstatement premiums expensed, mainly within the Insurance – Overseas General segment.

Our administrative expense ratio decreased in the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the growth of low expense ratio business including agriculture business in our Insurance—North American segment, partially offset by the impact of reinstatement premiums expensed mainly within the Insurance – Overseas General segment.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 17 and 20 percent in the three and six months ended June 30, 2011, compared with 17 and 16 percent in the prior year period, respectively. The increase in our effective income tax rate in the six months ended June 30, 2011, was primarily due to a higher percentage of losses being generated in lower tax-paying jurisdictions.

Prior Period Development

The favorable prior period development of $146 million and $239 million during the three and six months ended June 30, 2011, respectively, was the net result of several underlying favorable and adverse movements. With respect to our crop business, prior to the acquisition of Rain and Hail, we regularly received reports relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments were typically more significant in the first quarter of the year, compared with other periods. Following the Rain and Hail acquisition which closed on December 28, 2010, we now have access to such information sooner. As a result, the more significant changes in estimate that previously occurred in the first quarter now occur one quarter earlier. Accordingly, there was minimal prior period development related to the crop business in the six months ended June 30, 2011 as compared to approximately $41 million of favorable prior period development in the corresponding prior year period. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes (favorable) and adverse prior period development by segment:

Three months ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2011
Insurance—North American	$(46)	$(25)	$(71)	0.4%
Insurance—Overseas General	—	(40)	(40)	0.5%
Global Reinsurance	(35)	—	(35)	1.4%

Total	$(81)	$(65)	$(146)	0.6%

2010
Insurance—North American	$(52)	$(21)	$(73)	0.5%
Insurance—Overseas General	1	(46)	(45)	0.7%
Global Reinsurance	(21)	(10)	(31)	1.4%

Total	$(72)	$(77)	$(149)	0.6%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Six months ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2011
Insurance—North American	$(38)	$(68)	$(106)	0.7%
Insurance—Overseas General	(1)	(83)	(84)	1.2%
Global Reinsurance	(43)	(6)	(49)	2.2%

Total	$(82)	$(157)	$(239)	0.9%

2010
Insurance—North American	$(46)	$(72)	$(118)	0.7%
Insurance—Overseas General	3	(85)	(82)	1.2%
Global Reinsurance	(24)	(21)	(45)	2.0%

Total	$(67)	$(178)	$(245)	1.0%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American’s operations experienced net favorable prior period development of $71 million in the three months ended June 30, 2011 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $46 million on long-tail business, including:

•

Favorable development of $56 million on our national accounts portfolios which consist of commercial auto liability, general liability, and workers’ compensation lines of business. The favorable development is the net impact of favorable and unfavorable movements, including:

•

Favorable development of $40 million on the 2010 accident year relating to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses.

•

Favorable development of $41 million on the 2003 through 2006 accident years, primarily in workers’ compensation. Case activity in these portfolios, especially in our excess and high deductible products, has continued to be lower than expected. As these accident years matured, greater weight has been given to experience-based methods. The combination of this lower than expected activity and shift in weighting methodology have produced this favorable development.

•

Adverse development of $25 million on the 2002 and prior accident years, primarily in workers’ compensation. This adverse activity is due in part to data refinements and analysis relating to these accident periods.

•

The remaining adverse development of $10 million was on long-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2011.

•	Net favorable development of $25 million on short-tail business, including:

•

Favorable development of $16 million in our general aviation product lines (both hull and liability) primarily for the 2008 accident year. Actual paid and incurred loss activity continues to be lower than expected based on long term historical averages leading to a reduction in our estimate of ultimate losses.

•

The remaining favorable development of $9 million was on short-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2011.

Insurance – North American’s operations experienced net favorable prior period development of $73 million in the three months ended June 30, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $52 million on long-tail business, including:

•

Favorable development of $36 million on our national accounts workers’ compensation portfolios, which was the net of adverse development of $43 million on the 2004 and prior accident years offset by favorable development of $79 million on the 2005 and subsequent accident years.

•

The favorable development was a function of two primary factors, $48 million of this development was related to the 2009 accident year and our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. The remaining $31 million was concentrated in the 2005 accident year within our excess and high deductible workers’ compensation portfolios, where actual reported activity to date was less than our expectations and more weight has been given to experience-based actuarial methods in the current review.

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

•

Favorable development of $11 million in our wholesale financial and professional liability lines of business. This favorable movement was the net result of two partially offsetting items. The first was favorable development of $23 million in the 2006 and prior accident years where claim development/emergence was lower than expected. The second was adverse movement of $12 million in the 2008 and 2009 accident years on large claims related to higher than expected claims activity on two separate programs, both of which are now in runoff.

•

The remaining adverse development of $12 million was on long-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2010.

•	Net favorable development of $21 million on short-tail business, including:

•

Favorable development of $13 million in our general aviation product lines (both hull and liability) primarily for the 2007 accident year. Reported incurred losses were lower than expected and resulted in loss development well below historical averages, which led to a reduction in our estimate of ultimate losses.

•

Favorable development of $11 million in our wholesale property and inland marine portfolios, which was the net of adverse development of $17 million relating to higher than expected incurred loss activity on the 2009 accident year and favorable development of $28 million related to the 2009 and prior accident years. The favorable development included a reduction in our estimate for 2005 accident year catastrophe claims due to favorable settlements in the three months ended June 30, 2010, on a few large claims.

•

The remaining adverse development of $3 million was on short-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2010.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $40 million in the three months ended June 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no prior period development on long-tail business in the quarter ended June 30, 2011.

•	Net favorable development of $40 million on short-tail business, including:

•

Favorable development of $61 million in accident years 2009 and prior for property, technical, and marine lines. Given the short-tail nature of these lines and the additional credibility and maturity provided by the experience in the quarter ended June 30, 2011, the observed favorable development led to lower experience-based indications that were recognized in the quarter.

•

Adverse development of $31 million in accident year 2010 for property and technical lines. This indication was driven predominantly by individual large case reserve increases and higher claim estimates for the December 2010 Australian floods.

•

The remaining favorable development of $10 million was on short-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2011.

Insurance – Overseas General experienced net favorable prior period development of $45 million in the three months ended June 30, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $1 million on long-tail business based on reserve studies completed during the three months ended June 30, 2010, none of which was significant.

•	Net favorable development of $46 million on short-tail business including:

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

•

The remaining adverse development of $4 million was on short-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2010.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $35 million in the three months ended June 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $35 million on long-tail business, including:

•

Favorable development of $27 million in the casualty line of business principally in treaty years 2002 to 2007. Following the reserve studies recently completed in the quarter ended June 30, 2011, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

•

Favorable development of $13 million in the D&O line of business. $6 million relates to treaty years 2002 to 2004 where the loss experience has been generally more favorable than previously anticipated, while the remainder relates to treaty years 2006 to 2008, where the potential subprime exposure has not materialized into reported losses to the degree anticipated.

•

The remaining adverse development of $5 million on long-tail business was across a number of lines and accident years, none of which was significant, and related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2011.

•	There was no prior period development on short-tail business in the quarter ended June 30, 2011.

Global Reinsurance experienced net favorable prior period development of $31 million in the three months ended June 30, 2010, which was the net result of several underlying favorable movements across a number of lines and treaty years driven by the following principal changes:

•	Net favorable development of $21 million on long-tail business including:

•

Favorable development of $14 million in the casualty and automobile lines of business principally in treaty years 2003-2005 and favorable development of $7 million in the D&O line of business primarily in treaty years 2002-2005. These developments were the result of reserve studies on these lines of business completed during the three months ended June 30, 2010. Following the studies, we reflected a greater weighting towards experience-based methods. Since experience has tended to be relatively favorable compared with assumptions, the changes resulted in the favorable development referenced above.

•

Net favorable development of $10 million on short-tail business was across a number of lines and accident years, none of which was significant, and related principally to updated studies that reflect the loss experience in the quarter ended June 30, 2010.

Segment Operating Results – Three and Six Months Ended June 30, 2011 and 2010

The discussions that follow include tables that show our segment operating results.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For more information on each of our segments refer to “Segment Information” in our 2010 Form 10-K.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), Commercial Risk, Agriculture, ACE Westchester, ACE Bermuda, ACE Private Risk Services, and various run-off operations.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,735	$1,438	21%	$3,020	$2,833	7%
Net premiums earned	1,604	1,326	21%	2,950	2,696	9%
Losses and loss expenses	1,233	924	33%	2,227	1,862	20%
Policy acquisition costs	143	126	13%	279	282	(1)%
Administrative expenses	147	147	0%	295	295	0%

Underwriting income	81	129	(37)%	149	257	(42)%
Net investment income	300	287	5%	595	565	5%
Net realized gains	21	85	(75)%	10	165	(94)%
Interest expense	3	—	NM	7	—	NM
Other (income) expense	3	4	NM	(13)	(1)	NM
Income tax expense	95	110	(14)%	184	214	(14)%

Net income	$301	$387	(22)%	$576	$774	(26)%

Loss and loss expense ratio	76.9%	69.7%		75.5%	69.1%
Policy acquisition cost ratio	8.9%	9.5%		9.5%	10.5%
Administrative expense ratio	9.2%	11.1%		10.0%	10.9%

Combined ratio	95.0%	90.3%		95.0%	90.5%

Insurance – North American reported an increase in net premiums written for the three and six months ended June 30, 2011 and 2010, compared with the prior year periods. For the three and six months ended June 30, 2011 the wholesale division reported significantly higher premiums from the agriculture business due to the acquisition of Rain & Hail in December 2010. This increase was partially offset by lower wholesale casualty production in certain classes due to competitive market conditions and our adherence to underwriting standards. The retail division also reported less net written premiums for the three and six month periods ended June 30, 2011 primarily in the construction line of business due to a large contract written in the prior year. In addition, we experienced lower production in many of our retail property and casualty lines reflecting competitive market conditions and our adherence to underwriting discipline. The retail business also wrote less assumed loss portfolio transfer business for the six months ended June 30, 2011. These decreases were partially offset by growth in targeted classes, including A&H business and certain professional lines. Our personal lines business reported growth in homeowners and auto insurance, as well as specialty offerings for the three and six months ended June 30, 2011 and 2010.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned:

	Three Months Ended June 30		%Change	Six Months Ended June 30		%Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Property and all other	$657	$355	85%	$1,035	$713	45%
Casualty	865	895	(3)%	1,755	1,839	(5)%
Personal accident (A&H)	82	76	8%	160	144	11%

Net premiums earned	$1,604	$1,326	21%	$2,950	$2,696	9%

	2011 % of Total	2010 % of Total		2011 % of Total	2010 % of Total
Property and all other	41%	27%		36%	27%
Casualty	54%	67%		59%	68%
Personal accident (A&H)	5%	6%		5%	5%

Net premiums earned	100%	100%		100%	100%

Insurance – North American reported an increase in net premiums earned in the three and six months ended June 30, 2011, compared with the prior year periods. This increase was attributable to higher wholesale premiums primarily from agriculture business due to the acquisition of Rain & Hail in December 2010, and to a lesser extent growth in program business for the wholesale unit. The retail businesses generated lower net earned premiums mainly in the property and casualty risk lines of business reflecting lower writings in these lines due to adherence to underwriting standards. In addition, the retail unit experienced a decline in earned premiums from less assumed loss portfolio transfers for the six months ended June 30, 2011. These decreases were partially offset by growth in certain professional risk and A&H businesses. Net premiums earned for the personal lines business increased due to continued geographic expansion of the ACE Private Risk Service product offerings.

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	76.9%	69.7%	75.5%	69.1%
Catastrophe losses and related reinstatement premiums	(6.9)%	(4.2)%	(6.5)%	(4.1)%
Prior period development	4.4%	5.5%	3.6%	6.1%

Loss and loss expense ratio, adjusted	74.4%	71.0%	72.6%	71.1%

Insurance – North American’s net catastrophe losses, excluding reinstatement premiums, in the three and six months ended June 30, 2011 were $110 million and $186 million, compared with $53 million and $105 million in the prior year periods. Catastrophe losses for the three months ended and six months ended June 30, 2011 were related to severe weather-related events in the U.S., including flooding in the Midwest. For the six months ended June 30, 2011, catastrophe losses also include exposures from the Japan earthquake. The catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S. and, to a lesser extent, earthquakes in Haiti and Chile. Insurance – North American experienced net favorable prior period development of $71 million and $106 million in the three and six months ended June 30, 2011. This compares with net favorable prior period development of $73 million and $118 million in the prior year periods. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio increased in the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the increase in agriculture business, which is written at higher loss ratios than other types of business, partially offset by lower assumed loss portfolio business for the six months ended June 30, 2011.

Insurance – North American’s policy acquisition cost ratio decreased in the three and six months ended June 30, 2011, compared with the prior year periods primarily reflecting a shift in the mix of business toward lower acquisition cost lines of business, primarily agriculture. Partially offsetting the growth in the low expense ratio agriculture business was targeted growth in several higher acquisition ratio lines of business, including personal and professional business, as well as commercial risk program business and less premiums from lower expense ratio business, including national account business. Insurance – North American’s administrative expense ratio decreased in the three and six months ended June 30, 2011 primarily due to the growth of low expense ratio business including agriculture business. These decreases were partially offset by lower net revenues for ESIS ($6 million and $13 million for the three and six months ended June 30, 2011 compared with $18 million and $26 million for the prior year periods). ESIS is our third party claims administration business, which we include in administrative expenses. During the quarter ended June 30, 2010, at the request of BP p.l.c., ESIS assumed an oversight and administration role for claims generated by the Deepwater Horizon oil leak catastrophe.

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

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,477	$1,302	14%	$2,914	$2,722	7%
Net premiums earned	1,447	1,263	15%	2,751	2,514	9%
Losses and loss expenses	733	644	14%	1,595	1,345	19%
Policy benefits	—	1	NM	—	4	NM
Policy acquisition costs	348	296	18%	660	579	14%
Administrative expenses	242	207	17%	466	409	14%

Underwriting income	124	115	8%	30	177	(83)%
Net investment income	138	115	20%	269	229	17%
Net realized gains (losses)	(10)	48	NM	(19)	70	NM
Interest expense	1	—	NM	2	—	NM
Other (income) expense	(5)	(3)	(67)%	(7)	(1)	NM
Income tax expense	40	59	(32)%	59	73	(19)%

Net income	$216	$222	(3)%	$226	$404	(44)%

Loss and loss expense ratio	50.7%	51.0%		58.0%	53.7%
Policy acquisition cost ratio	24.0%	23.5%		24.0%	23.0%
Administrative expense ratio	16.7%	16.4%		16.9%	16.3%

Combined ratio	91.4%	90.9%		98.9%	93.0%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	Three Months Ended June 30, 2011
	P&C	A&H	Total
Net premiums written:
Growth in original currency	5.3%	3.6%	5.0%
Foreign exchange effect	7.4%	10.3%	8.5%

Growth as reported in U.S. dollars	12.7%	13.9%	13.5%

Net premiums earned:
Growth in original currency	5.8%	5.0%	5.5%
Foreign exchange effect	8.1%	10.5%	9.0%

Growth as reported in U.S. dollars	13.9%	15.5%	14.5%

Insurance – Overseas General’s net premiums written increased in the three and six months ended June 30, 2011, compared with prior year periods, primarily due to growth in our international retail operations and the acquisition of Jerneh Insurance Berhad in December 2010, partially offset by reinstatement premiums expensed in connection with the first quarter 2011 catastrophe activity. Refer to the table above for the impact of foreign exchange on net premiums written and earned. In the three and six months ended June 30, 2011, our international retail businesses reported growth of 9%. The growth was reported in all regions, primarily in Asia Pacific and Latin America. P&C, A&H and personal lines each reported double-digit growth. Our London wholesale business unit reported a decline in net premiums written of 4%, driven by lost business due to inadequate pricing in many of the lines underwritten in that market.

Insurance – Overseas General’s net premiums earned increased in the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the growth in the international retail operations and favorable foreign exchange impact, partially offset by lower wholesale writings and increased reinstatement premiums expensed in connection with first quarter catastrophe activity. On a constant dollar basis, net premiums earned increased due to growth in P&C and A&H production in our international retail operations. Our London wholesale operations reported a decline in net premiums earned due to lower production over the last year.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$533	$424	26%	$964	$844	14%
Casualty	348	349	0%	690	694	(1)%
Personal accident (A&H)	566	490	16%	1,097	976	12%

Net premiums earned	$1,447	$1,263	15%	$2,751	$2,514	9%

Region
Europe	$604	$561	8%	$1,109	$1,098	1%
Asia Pacific	275	192	43%	537	406	32%
Far East	124	106	17%	249	218	14%
Latin America	266	223	19%	515	434	19%

	1,269	1,082	17%	2,410	2,156	12%
ACE Global Markets	178	181	(2)%	341	358	(5)%

Net premiums earned	$1,447	$1,263	15%	$2,751	$2,514	9%

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010		2011	2010
	% of Total	% of Total		% of Total	% of Total
Line of Business
Property and all other	37%	33%		35%	33%
Casualty	24%	28%		25%	28%
Personal accident (A&H)	39%	39%		40%	39%

Net premiums earned	100%	100%		100%	100%

Region
Europe	42%	45%		40%	44%
Asia Pacific	19%	15%		20%	16%
Far East	9%	8%		9%	9%
Latin America	18%	18%		19%	17%

	88%	86%		88%	86%
ACE Global Markets	12%	14%		12%	14%

Net premiums earned	100%	100%		100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	50.7%	51.0%	58.0%	53.7%
Catastrophe losses and related reinstatement premiums	(0.6)%	(1.5)%	(8.3)%	(3.8)%
Prior period development	2.8%	3.5%	3.0%	3.2%

Loss and loss expense ratio, adjusted	52.9%	53.0%	52.7%	53.1%

Net catastrophe losses, excluding reinstatement premiums, in the three and six months ended June 30, 2011 were $10 million, and $197 million, compared with $18 million and $82 million in the prior year periods. The catastrophe losses in the three and six months ended June 30, 2011 included earthquakes in New Zealand and Japan and storms in Australia. The catastrophe losses for the three and six months ended June 30, 2010 were primarily related to earthquakes in Chile and Mexico, and storms in Australia and Europe. Insurance – Overseas General experienced net favorable prior period development of $40 million and $84 million in the three and six months ended June 30, 2011 compared with $45 million and $82 in the prior year periods, respectively. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio increased in the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the impact of catastrophe-related reinstatement premiums expensed and changes in mix of business. Insurance – Overseas General’s administrative expense ratio increased in the three and six months ended June 30, 2011, primarily due to the impact of reinstatement premiums expensed, and reduced wholesale earned premiums.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$282	$289	(2)%	$597	$660	(10)%
Net premiums earned	254	256	(1)%	514	532	(3)%
Losses and loss expenses	112	103	9%	391	254	54%
Policy acquisition costs	47	48	(2)%	93	102	(9)%
Administrative expenses	14	15	(7)%	26	27	(4)%

Underwriting income	81	90	(10)%	4	149	(97)%
Net investment income	71	73	(3)%	143	142	1%
Net realized gains (losses)	(14)	28	NM	(27)	59	NM
Interest expense	1	—	NM	1	—	NM
Other (income) expense	1	(2)	NM	(5)	(6)	17%
Income tax expense	8	9	(11)%	18	19	(5)%

Net income	$128	$184	(30)%	$106	$337	(69)%

Loss and loss expense ratio	44.1%	40.4%		76.1%	47.8%
Policy acquisition cost ratio	18.5%	18.5%		18.1%	19.1%
Administrative expense ratio	5.3%	5.8%		4.9%	5.1%

Combined ratio	67.9%	64.7%		99.1%	72.0%

Global Reinsurance reported a decrease in net premiums written in the three and six months ended June 30, 2011, compared with prior year periods, primarily due to competitive market conditions and lower exposures, partially offset by reductions in retrocessions.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Property and all other	$40	$51	(22)%	$85	$117	(27)%
Casualty	139	136	2%	287	274	5%
Property catastrophe	75	69	9%	142	141	1%

Net premiums earned	$254	$256	(1)%	$514	$532	(3)%

	2011 % of Total	2010 % of Total		2011 % of Total	2010 % of Total
Property and all other	16%	20%		17%	22%
Casualty	54%	53%		55%	51%
Property catastrophe	30%	27%		28%	27%
Net premiums earned	100%	100%		100%	100%

Global Reinsurance’s net premiums earned decreased in the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to 2011 decreases in production.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on this segment’s loss and loss expense ratio:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	44.1%	40.4%	76.1%	47.8%
Catastrophe losses and related reinstatement premiums	(7.9)%	(2.0)%	(33.5)%	(6.8)%
Prior period development	14.1%	12.5%	9.6%	8.6%

Loss and loss expense ratio, adjusted	50.3%	50.9%	52.2%	49.6%

Global Reinsurance recorded net catastrophe losses, excluding reinstatement premiums, of $22 million and $174 million in the three and six months ended June 30, 2011, respectively, compared with net catastrophe losses of $5 million and $37 million in the prior year periods, respectively. The catastrophe losses in the three and six months ended June 30, 2011, were primarily related to earthquakes in Japan and New Zealand, natural catastrophes in Australia and severe weather related events in the U.S. The catastrophe losses for the prior year periods were primarily related to storms in Australia and New Zealand. Global Reinsurance experienced net favorable prior period development of $35 million and $49 million in the three and six months ended June 30, 2011, respectively. This compares with net favorable prior period development of $31 million and $45 million in the three and six months ended June 30, 2010, respectively. Refer to “Prior Period Development” for more information. The decrease in the adjusted loss and loss expense ratio for the three months ended June 30, 2011 is due to the change in mix of business earned. The increase in the adjusted loss and loss expense ratio for the six months ended June 30, 2011 was due to a new workers’ compensation treaty and a medical malpractice LPT (“Loss Portfolio Transfer”), both with high loss ratios.

Global Reinsurance’s policy acquisition costs ratio was flat for the three months ended June 30, 2011, compared with the prior year period. The policy acquisition costs ratio decreased for the six months ended June 30, 2011, compared with the prior year period as a result of lower commission in our U.S. operations, primarily due to a new workers’ compensation treaty which did not generate acquisition costs as well as the medical malpractice LPT which had no ceding commission. The administrative expense ratio decreased for the three and six months ended June 30, 2011, compared with the prior year periods, primarily as a result of less headcount and compensation related costs.

Life

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), the acquired business of New York Life’s Korea operations and Hong Kong operations, and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income.

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$459	$391	17%	$868	$776	12%
Net premiums earned	452	388	16%	851	768	11%
Losses and loss expenses	147	129	14%	275	260	6%
Policy benefits	108	86	26%	199	170	17%
Policy acquisition costs	66	66	0%	127	127	0%
Administrative expenses	72	54	33%	140	112	25%
Net investment income	59	43	37%	105	86	22%

Life underwriting income	118	96	23%	215	185	16%
Net realized gains (losses)	(68)	(155)	56%	(81)	(112)	28%
Interest expense	3	—	NM	6	—	NM
Other (income) expense	8	3	NM	13	6	NM
Income tax expense	14	16	(13)%	27	30	(10)%

Net income	$25	$(78)	NM	$88	$37	138%

The following table provides a line of business breakdown of life net premiums written:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$85	$91	(7)%	$174	$185	(6)%
Life insurance	125	44	184%	197	78	153%
A&H	249	256	(3)%	497	513	(3)%

Life net premiums written	$459	$391	17%	$868	$776	12%

Life insurance net premium increased for the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the acquisition of New York Life’s Korea operations and Hong Kong operations. Life reinsurance net premium decreased compared to prior year because there is no new life reinsurance business currently being written. A&H net premiums written declined slightly due to the effects of the economy resulting in lower new business.

Life underwriting income increased for the three and six months ended June 30, 2011, compared with the prior year periods, primarily due to the acquisition of New York Life’s Korea operations and Hong Kong operations. In addition, for the three and six months ended June 30, 2011, life reinsurance results improved modestly relative to prior year, primarily due to favorable mortality experience. A&H underwriting income increased modestly relative to prior year, primarily due to lower acquisition expenses.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported guaranteed living benefits (GLB) reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended June 30, 2011, realized losses were associated with an increased value of GLB liabilities due to falling interest rates and equity levels slightly offset by an increase in the value of the derivative instruments, which increase in value when the S&P 500 Index decreases. During the six months ended June 30, 2011, realized losses were associated with an increased value of GLB liabilities due to falling interest rates and a reduction in the value of the derivative instruments, partially offset by rising equity levels.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Equity in net (income) loss of partially-owned entities	$(8)	$(5)	$(40)	$(23)
Noncontrolling interest expense	1	2	2	9
Federal excise and capital taxes	4	3	10	6
Amortization of intangible assets	7	1	14	4
Other	5	2	9	3

Other (income) expense	$9	$3	$(5)	$(1)

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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Fixed maturities	$557	$517	$1,091	$1,031
Short-term investments	13	7	26	14
Equity securities	10	5	18	11
Other	13	12	29	16

Gross investment income	593	541	1,164	1,072
Investment expenses	(24)	(23)	(51)	(50)

Net investment income	$569	$518	$1,113	$1,022

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased ten percent and nine percent in the three and six months ended June 30, 2011, compared with the prior year periods, respectively. Net investment income resulted from positive operating cash flows, foreign exchange, private equity fund distributions, and a higher overall average invested asset base from acquisitions, partially offset by lower yields on new investments and short-term securities. The investment portfolio’s average market yield on fixed maturities was 3.4 percent and 3.7 percent at June 30, 2011 and 2010, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

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

The following tables present our pre-tax net realized and unrealized gains (losses) for the periods indicated.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$74	$202	$276	$77	$408	$485
Equity securities	4	6	10	32	(31)	1
Other	(4)	17	13	(12)	13	1

Subtotal	74	225	299	97	390	487

Derivatives
Equity and fixed income derivatives	(48)	—	(48)	5	—	5
Fair value adjustment on insurance derivatives	(70)	—	(70)	(301)	—	(301)
S&P put option and futures	3	—	3	143	—	143
Fair value adjustment on other derivatives	(2)	—	(2)	4	—	4

Subtotal derivatives	(117)	—	(117)	(149)	—	(149)

Foreign exchange gains (losses)	(30)	—	(30)	61	—	61

Total gains (losses)	$(73)	$225	$152	$9	$390	$399

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$123	$163	$286	$158	$831	$989
Equity securities	11	8	19	77	(55)	22
Other	(5)	64	59	(8)	68	60

Subtotal	129	235	364	227	844	1,071

Derivatives
Equity and fixed income derivatives	(68)	—	(68)	24	—	24
Fair value adjustment on insurance derivatives	1	—	1	(205)	—	(205)
S&P put option and futures	(68)	—	(68)	84	—	84
Fair value adjustment on other derivatives	(3)	—	(3)	(5)	—	(5)

Subtotal derivatives	(138)	—	(138)	(102)	—	(102)

Foreign exchange gains (losses)	(109)	—	(109)	52	—	52

Total gains (losses)	$(118)	$235	$117	$177	$844	$1,021

The following tables present a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(5)	$79	$74	$(5)	$82	$77
Equity securities	—	4	4	—	32	32
Other	(3)	(1)	(4)	(13)	1	(12)

Total investment portfolio gains (losses)	$(8)	$82	$74	$(18)	$115	$97

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(9)	$132	$123	$(23)	$181	$158
Equity securities	—	11	11	—	77	77
Other	(3)	(2)	(5)	(13)	5	(8)

Total investment portfolio gains (losses)	$(12)	$141	$129	$(36)	$263	$227

Our net realized gains (losses) for the three and six months ended June 30, 2011, included write-downs of $8 million and $12 million, respectively, as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $18 million and $36 million for the three and six months ended June 30, 2010, respectively.

At June 30, 2011, our investment portfolios held by U.S. legal entities included approximately $115 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $40 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $17 million at June 30, 2011. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.8 years at June 30, 2011 and 3.7 years at December 31, 2010. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $2.0 billion at June 30, 2011.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2011		December 31, 2010
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$41,038	$39,862	$37,539	$36,542
Fixed maturities held to maturity	9,078	9,033	9,461	9,501
Short-term investments	2,380	2,380	1,983	1,983

	52,496	51,275	48,983	48,026
Equity securities	582	549	692	666
Other investments	2,156	1,916	1,692	1,511

Total investments	$55,234	$53,740	$51,367	$50,203

The fair value of our total investments increased $3.9 billion during the six months ended June 30, 2011, primarily due to the investing of operating cash flows and the acquisition of New York Life’s Korea operations and Hong Kong operations.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2011 and December 31, 2010. The first table lists investments according to type and the second according to S&P credit rating.

	June 30, 2011		December 31, 2010
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$1,832	3%	$2,075	4%
Agency	1,755	3%	2,015	4%
Corporate and asset-backed securities	16,805	32%	15,900	33%
Mortgage-backed securities	13,483	26%	12,362	25%
Municipal	2,534	5%	2,449	5%
Non-U.S.	13,707	26%	12,199	25%
Short-term investments	2,380	5%	1,983	4%

Total	$52,496	100%	$48,983	100%

AAA	$25,331	48%	$23,718	48%
AA	4,783	9%	4,714	10%
A	9,944	19%	8,482	17%
BBB	5,691	11%	5,487	11%
BB	3,667	7%	3,357	7%
B	2,389	5%	2,393	5%
Other	691	1%	832	2%

Total	$52,496	100%	$48,983	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. As of June 30, 2011, one state, including political subdivisions and other municipal issuers within the state, represented approximately 20 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 71 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 39 percent and 61 percent between general obligation and special revenue bonds, respectively.

The table below summarizes the market value of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2011:

Market Value
(in millions of U.S. dollars)
United Kingdom	$1,028
Canada	893
Republic of Korea	422
Japan	390
Germany	356
Federative Republic of Brazil	220
Province of Ontario	210
France	175
Swiss Confederation	162
Province of Quebec	137
State of Queensland	120
Kingdom of Thailand	117
People’s Republic of China	82
Commonwealth of Australia	79
United Mexican States	75
State of New South Wales	69
Federation of Malaysia	61
Dominion of New Zealand	60
Taiwan	59
State of Victoria	55
Republic of Austria	44
Arab Republic of Egypt	41
State of Qatar	37
Province of Manitoba	34
Province of Alberta	31
Other Non-U.S. Government	444

Non-U.S. Government Securities	5,401
European Country Non-U.S. Corporate
(excluding United Kingdom)	2,822
Other Non-U.S. Corporate	5,484

Total	$13,707

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 81 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 53 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system.

The table below summarizes the market value of our European Country fixed income portfolio (excluding United Kingdom) by industry at June 30, 2011:

	Market Value
	(in millions of U.S. dollars)
	Bank	Financial	Industrial	Utility	Total
Netherlands	$204	$171	$233	$135	$743
France	170	97	115	132	514
Germany	270	37	73	5	385
Luxembourg	41	3	216	98	358
Switzerland	228	—	—	—	228
Euro Supranational	204	—	—	—	204
Ireland	—	22	104	20	146
Spain	63	4	61	6	134
Italy	40	1	17	9	67
Finland	11	—	3	3	17
Belgium	—	1	11	2	14
Austria	7	1	2	—	10
Portugal	—	—	2	—	2

Total	$1,238	$337	$837	$410	$2,822

Note: ACE has no investments in Greece

The table below summarizes the market value and credit rating of the top 10 European bank exposures within our European Country fixed income portfolio (excluding United Kingdom) at June 30, 2011:

Market Value
(in millions of U.S. dollars)
European Investment Bank	$193
KFW	187
UBS AG	117
Credit Suisse Group AG	96
Rabobank Nederland NV	95
BNP Paribas SA	64
Deutsche Bank AG	49
Groupe BPCE	39
Banco Santander SA	32
Intesa Sanpaolo SpA	31

The table below summarizes the market value and credit rating of the top 10 European corporate exposures within our European Country fixed income portfolio (excluding United Kingdom) at June 30, 2011:

Market Value
(in millions of U.S. dollars)
ING Groep NV	$90
Deutsche Telekom AG	81
EDF SA	70
Royal Dutch Shell PLC	67
Telecom Italia SpA	59
Telefonica SA	49
Credit Agricole Groupe	47
General Electric Co	40
Gazprom OAO	39
ArcelorMittal	39

The table below summarizes our largest exposures to corporate bonds by market value at June 30, 2011:

Market Value
(in millions of U.S. dollars)
General Electric Co	$523
Bank of America Corp	436
JP Morgan Chase & Co	429
Citigroup Inc	372
Morgan Stanley	356
Goldman Sachs Group Inc/The	325
Verizon Communications Inc	310
Wells Fargo & Co	257
AT&T INC	247
HSBC Holdings Plc	239
Lloyds Banking Group Plc	216
Royal Bank of Scotland Group P	170
Comcast Corp	168
Kraft Foods Inc	165
Barclays PLC	158
Credit Suisse Group	156
ConocoPhillips	128
Time Warner Cable Inc	125
American Express Co	121
UBS AG	120
BP PLC	115
Pfizer Inc	114
Dominion Resources Inc/VA	109
Banco Santander SA	108
Anheuser-Busch InBev NV	107

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at June 30, 2011, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$10,940	$—	$—	$—	$—	$10,940
Non-agency RMBS	346	15	19	35	650	1,065

Total RMBS	11,286	15	19	35	650	12,005
Commercial mortgage-backed	1,437	24	14	3	—	1,478

Total mortgage-backed securities	$12,723	$39	$33	$38	$650	$13,483

Mortgage-backed securities Amortized Cost (in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Residential mortgage-backed (RMBS)
Agency RMBS	$10,713	$—	$—	$—	$—	$10,713
Non-agency RMBS	359	17	20	42	781	1,219

Total RMBS	11,072	17	20	42	781	11,932
Commercial mortgage-backed	1,377	21	13	3	—	1,414

Total mortgage-backed securities	$12,449	$38	$33	$45	$781	$13,346

Our mortgage-backed securities are rated predominantly AAA and comprise approximately 26 percent of our fixed income portfolio. This compares with a 36 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the second quarter of 2011. The minimum rating for our initial purchases of mortgage-backed securities is AAA.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 91 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed primarily by prime collateral and are broadly diversified in over 160,000 loans. This portfolio’s loan-to-value ratio is approximately 69 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of nine percent, the cumulative 5-year foreclosure rate would have to rise to 14 percent and real estate values would have to fall 12 percent from their current levels, before principal is impaired. The current foreclosure rate of our non-agency RMBS portfolio is nine percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 16,000 loans, and 67 percent of the portfolio was issued before 2006 and 19 percent of the portfolio issued after 2009. The average loan-to-value ratio is approximately 67 percent with a debt service coverage ratio in excess of 1.7 and weighted-average subordinated collateral of 32 percent. The cumulative foreclosure rate would have to rise to 41 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at the end of the second quarter of 2011 was approximately 2.7 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At June 30, 2011, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 10 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 700 issuers, with the greatest single exposure being $77 million.

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

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable is as follows:

	June 30 2011	December 31 2010
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,667	$12,149
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	708	722

Net reinsurance recoverable on losses and loss expenses	$13,375	$12,871

Reinsurance recoverable on policy benefits	$250	$281

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The increase in net reinsurance recoverable on losses and loss expenses was primarily due to the increase in natural catastrophe losses in 2011.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At June 30, 2011, our gross unpaid loss and loss expense reserves were $39.0 billion and our net unpaid loss and loss expense reserves were $26.3 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net discounted reserves of $67 million.

The table below presents a roll-forward of our unpaid losses and loss expenses for the six months ended June 30, 2011.

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2010	$37,391	$12,149	$25,242
Losses and loss expenses incurred	6,572	2,083	4,489
Losses and loss expenses paid	(5,577)	(1,756)	(3,821)
Other (including foreign exchange translation)	565	191	374

Balance at June 30, 2011	$38,951	$12,667	$26,284

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves:

	June 30, 2011			December 31, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$18,966	$7,393	$11,573	$16,899	$5,951	$10,948
IBNR reserves	19,985	5,274	14,711	20,492	6,198	14,294

Total	$38,951	$12,667	$26,284	$37,391	$12,149	$25,242

Asbestos and Environmental (A&E) and Other Run-off Liabilities

There was no unexpected A&E reserve activity during the six months ended June 30, 2011. For more information on our A&E exposure, refer to our 2010 Form 10-K.

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

At June 30, 2011, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 100 percent of our liabilities that are measured at fair value and one percent of our total liabilities at June 30, 2011. During the three and six months ended June 30, 2011, we transferred $41 million and $46 million, respectively, out of our Level 3 assets. Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three and six months ended June 30, 2011 and 2010.

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

Based on our first or second quarter 2011 review, no changes were made to actuarial or behavior assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $6 million, in 2011. In 2010, changes were made to the VA valuation model that individually both increased and decreased our fair value liability. The aggregate result of these changes decreased our realized loss by $207 million, down to a loss of $158 million, inclusive of the benefits realized on derivative hedge instruments held.

During the three and six months ended June 30, 2011, we recorded realized losses of $75 million and $17 million, respectively, due to increasing net fair value of reported GLB reinsurance liabilities resulting substantially from falling interest rates. This excludes a realized gain of $3 million during the three months ended June 30, 2011 and a realized loss of $68 million during the six months ended June 30, 2011 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GLB reinsurance and the realized losses on the derivatives for the three and six months ended June 30, 2011 and 2010.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $4 million and $21 million at June 30, 2011, and December 31, 2010, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
2011 and prior	1%
2012	7%
2013	24%
2014	19%
2015	5%
2016	5%
2017	18%
2018 and after	21%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$25	$27	$51	$55
Less paid claims	23	28	49	61

Net	$2	$(1)	$2	$(6)

Living Benefits (Includes GMIB and GMAB)
Premium	$41	$40	$82	$80
Less paid claims	1	1	2	2

Net	$40	$39	$80	$78

Total VA Guaranteed Benefits
Premium	$66	$67	$133	$135
Less paid claims	24	29	51	63

Net	$42	$38	$82	$72

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $108 million of claims and $93 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)

Our GLB’s predominantly include premiums and claims from VA contracts reinsuring GMIB and Guaranteed Minimum Accumulation Benefits (GMAB). Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $1 million of claims and $154 million of premium on living benefits over the next 12 months.

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

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at April 1, 2011.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at June 30, 2011, and 2010. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at June 30, 2011. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.3 billion (or five percent of our total shareholders’ equity at June 30, 2011). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $136.6 billion.

	U.S. Hurricanes				California Earthquakes
	June 30, 2011			June 30, 2010	June 30, 2011			June 30, 2010
Modeled Annual Aggregate Net PML		% of Total Shareholders’ Equity	Industry	ACE		% of Total Shareholders’ Equity	Industry	ACE
	ACE				ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,254	5%	$136,621	$1,089	$803	3%	$36,665	$771
1-in-250	$1,722	7%	$198,607	$1,398	$948	4%	$58,285	$880

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

There were no significant changes to ACE’s coverage under its Property Catastrophe Program for North America during the second quarter. With respect to our International Property Catastrophe Program, we renewed our core program for the period from July 1, 2011 through June 30, 2012 with limits similar to the expiring core program, except that we retained, in large part, the $75-$150 million loss layer.

Crop insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through an MGA subsidiary of Rain and Hail. On December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail not previously owned by us. Prior to this transaction, ACE owned approximately 20 percent of the outstanding common stock of Rain and Hail. Accordingly, the three and six months ended June 30, 2011 includes the results of Rain and Hail.

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

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. The program has specific timeframes as to when producers must report acreage to us. These reports allow us to determine the actual premium associated with the liability that is being planted. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. Given the major crops that are covered in the program, we typically see a substantial written premium impact in the second and third quarters and the earned premium is also more concentrated in the second and third quarters. Premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. Prior to the acquisition of Rain and Hail, we regularly received reports relating to the previous crop year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments were typically more significant in the first quarter of the year compared with other periods. Following the Rain and Hail acquisition on December 28, 2010, we have access to such information sooner. Accordingly, the more significant changes in estimate that previously occurred in the first quarter now occur one quarter earlier.

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2011. Should the need arise, we generally have access to the capital markets and available credit facilities. At June 30, 2011, our available credit lines totaled $2.4 billion and usage to support issued letters of credit was $1.5 billion. This compares with available credit lines of $2.4 billion and usage of $1.8 billion at December 31, 2010. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at June 30, 2011. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2010 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the first half of 2011, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions, as well as the subsidiary’s financial condition, are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the six months ended June 30, 2011, ACE Limited received dividends from its Bermuda subsidiaries of $500 million. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the six months ended June 30, 2010.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. During the six months ended June 30, 2011, ACE Limited received dividends from ACE Global Markets of $180 million. ACE Limited did not receive any dividends from ACE Global Markets during the six months ended June 30, 2010.

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

ACE Limited did not receive any dividends from ACE INA during the six months ended June 30, 2011 and 2010. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2011 and 2010.

Our consolidated net cash flows from operating activities were $2.1 billion in the six months ended June 30, 2011, compared with $1.7 billion in the prior year period. Net loss and loss expenses paid were $3.8 billion in the six months ended June 30, 2011, compared with $3.6 billion in the prior year period. Operating cash flow increased in the first half of 2011, in part due to net collections of insurance and reinsurance balances. In addition, cash flow from operations this quarter includes $312 million of cash collateral related to a large insurance transaction. Some or all of the cash collateral may change to non-cash collateral which would ultimately result in a reduction in future operating cash flows.

Multi-peril crop insurance products are seasonal and produce the strongest written premium volume during the second and third quarters. Premium monies are retained in a fund held by the Federal government as the policies are written and are reported as Insurance and Reinsurance Balances Receivable. This asset is reduced for claim payments, typically made during the third and fourth quarters, and the residual underwriting profit when collected by ACE ten months after the end of the fiscal year. This trend results in higher receivables from the Federal government until they are settled.

Our consolidated net cash flows used for investing activities were $1.9 billion in the six months ended June 30, 2011, compared with $1.5 billion in the prior year period. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities and for 2011, included the acquisition of New York Life’s Korea operations and Hong Kong operations.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments to address short-term cash timing differences without disrupting our investment portfolio holdings, and we settle the transactions with future operating cash flows. At June 30, 2011, there were $1.4 billion in reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	June 30 2011	December 31 2010
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,400	$1,300
Long-term debt	3,360	3,358

Total debt	4,760	4,658
Trust preferred securities	309	309
Total shareholders’ equity	24,113	22,974

Total capitalization	$29,182	$27,941

Ratio of debt to total capitalization	16.3%	16.7%
Ratio of debt plus trust preferred securities to total capitalization	17.4%	17.8%

The following table reports the significant movements in our shareholders’ equity for the six months ended June 30, 2011.

June 30, 2011
(in millions of U.S. dollars)
Balance at December 31, 2010	$22,974
Net income	866
Dividends declared on Common Shares	(232)
Change in net unrealized appreciation on investments, net of tax	175
Change in net cumulative translation, net of tax	224
Other movements, net of tax	106

Balance at June 30, 2011	$24,113

As part of our capital management program, in November 2010, our Board of Directors authorized the repurchase of up to $600 million of ACE’s Common Shares through December 31, 2012. At June 30, 2011, $297 million of this authorization had not been used. There were no share repurchases during the six months ended June 30, 2011.

We generally maintain shelf registration capacity at all times in order to allow capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our currently effective unlimited shelf registration statement expires in December 2011. We expect to file a new unlimited shelf registration to replace the one that expires in December 2011.

Dividends

We have paid dividends each quarter since we became a public company in 1993. From the fourth quarter of 2008 through the second quarter of 2011, we paid dividends by way of a par value distribution. Beginning in the third quarter of 2011, dividends were paid out of capital contributions reserves (additional paid in capital) by the transfer of dividends from additional paid in capital to retained earnings. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 16, 2010	January 11, 2011	$0.33 (CHF 0.32)
April 1, 2011	April 22, 2011	$0.33 (CHF 0.30)
June 30, 2011	July 21, 2011	$0.35 (CHF 0.29)

At the Annual General Meeting held in May 2010, our shareholders approved a par value reduction in an aggregate Swiss franc amount, pursuant to a formula, equal to $1.32 per share, which we refer to as the Base Annual Dividend. The Base Annual Dividend was payable in four installments, provided that each of the Swiss franc installments would be adjusted pursuant to the formula so that the actual Swiss franc par value reduction amount for each installment equaled $0.33, subject to an aggregate upward adjustment, which we refer to as the Dividend Cap, for the four installments of 50 percent of the Base Annual Dividend.

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

Beginning January 1, 2011, Swiss tax law allows the payment of dividends out of capital contributions reserves, a subaccount of legal reserves, without such dividends being subject to Swiss withholding taxes. Thus, distributions to shareholders from capital contributions reserves have obtained the same tax-privileged status as distributions to shareholders by way of par value distribution on our common shares. At our May 2011 Annual General Meeting, the shareholders approved a dividend for the coming year from our capital contributions reserves. This dividend is of an aggregate CHF amount equal to $1.40 per share, payable in four installments, provided that each CHF installment will be adjusted pursuant to a dividend cap formula similar to the one previously used for par value distributions as described earlier in this section.

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

At June 30, 2011, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit sub-par growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the six months ended June 30, 2011, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at June 30, 2011, has averaged less than 1/3 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending June 30, 2011.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at June 30, 2011, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$61	$16	$(53)	$(166)	$(325)	$(541)
	(Increase)/decrease in FVL	200	107	(13)	(174)	(388)	(613)
	Increase/(decrease) in hedge value	(158)	(5)	149	306	465	626

	Increase/(decrease) in net income	$103	$118	$83	$(34)	$(248)	$(528)

Flat	(Increase)/decrease in benefit reserves	$46	$—	$(73)	$(190)	$(357)	$(585)
	(Increase)/decrease in FVL	138	—	(182)	(431)	(703)	(977)
	Increase/(decrease) in hedge value	(153)	(5)	155	313	472	635

	Increase/(decrease) in net income	$31	$(5)	$(100)	$(308)	$(588)	$(927)

-100 bps	(Increase)/decrease in benefit reserves	$30	$(17)	$(95)	$(218)	$(396)	$(638)
	(Increase)/decrease in FVL	(2)	(207)	(484)	(798)	(1,127)	(1,447)
	Increase/(decrease) in hedge value	(148)	6	162	320	481	644

	Increase/(decrease) in net income	$(120)	$(218)	$(417)	$(696)	$(1,042)	$(1,441)

Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility

	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$—	$—	$—	$—	$—	$—
(Increase)/decrease in FVL	46	(60)	(1)	2	(15)	13
Increase/(decrease) in hedge value	—	—	—	—	4	(4)
Increase/(decrease) in net income	$46	$(60)	$(1)	$2	$(11)	$9

Sensitivities to Actuarial Assumptions

	Mortality
	+20%	+10%	-10%	-20%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(38)	$(19)	$20	$42
(Increase)/decrease in FVL	17	8	(9)	(17)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(21)	$(11)	$11	$25

	Lapses
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$60	$33	$(41)	$(92)
(Increase)/decrease in FVL	130	75	(102)	(231)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$190	$108	$(143)	$(323)

	Annuitization
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(29)	$(16)	$19	$42
(Increase)/decrease in FVL	(111)	(59)	49	95
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(140)	$(75)	$68	$137

The above tables assume benefit reserves and FVL using the benefit ratio calculated at June 30, 2011. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Although our liabilities have sensitivity to global equity markets, we would suggest using the S&P 500 as a proxy and although our liabilities have sensitivity to global interest rates at various points on the yield curve, we would suggest using the 10-year U.S. Treasury yield as a proxy. A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers), impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from June 30, 2011 market levels and includes the impact of an adjustment to the hedge portfolio made subsequent to that date.

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

During the six months ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to “Risk Factors” under Item 1A. of Part I of our 2010 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2010 Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended June 30, 2011.

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
April 1 through April 30	7,195	$66.00	$297 million
May 1 through May 31	67,626	69.13	297 million
June 1 through June 30	2,632	68.08	297 million

Total	77,453

*	This column represents activity related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
**	In November 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of ACE’s Common Shares through 2012.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

August 4, 2011	/S/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

August 4, 2011	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
3.1	Articles of Association of the Company, as amended and restated	8-K	3	April 1, 2011	001-11778

4.1	Articles of Association of the Company, as amended and restated	8-K	4	April 1, 2011	001-11778

10.1*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano.					X

10.2*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano.					X

10.3*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano.					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*	Management Contract or Compensation Plan