Form 10-Q
period 2011-09-30
ACE Ltd
filed 2011-11-03
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 30.27 par value) outstanding as of October 27, 2011 was 336,823,967.

ACE LIMITED

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30 2011	December 31 2010
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments

Fixed maturities available for sale, at fair value (amortized cost – $40,334 and $36,542) (includes hybrid financial instruments of $334 and $416)	$41,577	$37,539
Fixed maturities held to maturity, at amortized cost (fair value – $8,873 and $9,461)	8,731	9,501
Equity securities, at fair value (cost – $647 and $666)	621	692
Short-term investments, at fair value and amortized cost	2,376	1,983
Other investments (cost – $1,970 and $1,511)	2,194	1,692

Total investments	55,499	51,407
Cash	766	772
Securities lending collateral	1,269	1,495
Accrued investment income	563	521
Insurance and reinsurance balances receivable	5,403	4,233
Reinsurance recoverable on losses and loss expenses	12,837	12,871
Reinsurance recoverable on policy benefits	248	281
Deferred policy acquisition costs	1,792	1,641
Value of business acquired	757	634
Goodwill and other intangible assets	4,817	4,664
Prepaid reinsurance premiums	1,582	1,511
Deferred tax assets	623	769
Investments in partially-owned insurance companies (cost – $366 and $357)	371	360
Other assets	2,193	2,196

Total assets	$88,720	$83,355

Liabilities
Unpaid losses and loss expenses	$38,476	$37,391
Unearned premiums	6,594	6,330
Future policy benefits	4,376	3,106
Insurance and reinsurance balances payable	3,492	3,282
Deposit liabilities	653	421
Securities lending payable	1,290	1,518
Payable for securities purchased	362	292
Accounts payable, accrued expenses, and other liabilities	4,617	2,958
Income taxes payable	191	116
Short-term debt	1,250	1,300
Long-term debt	3,360	3,358
Trust preferred securities	309	309

Total liabilities	64,970	60,381

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.27 and CHF 30.57 par value, 342,832,412 and 341,094,559 shares issued, 336,390,293 and 334,942,852 shares outstanding)	10,095	10,161
Common Shares in treasury (6,442,119 and 6,151,707 shares)	(350)	(330)
Additional paid-in capital	5,405	5,623
Retained earnings	6,761	5,926
Deferred compensation obligation	2	2
Accumulated other comprehensive income (AOCI)	1,839	1,594
Common Shares issued to employee trust	(2)	(2)

Total shareholders’ equity	23,750	22,974

Total liabilities and shareholders’ equity	$88,720	$83,355

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$4,343	$3,295	$11,742	$10,286
Change in unearned premiums	147	127	(186)	(354)

Net premiums earned	4,490	3,422	11,556	9,932
Net investment income	564	516	1,677	1,538
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(31)	(39)	(45)	(120)
Portion of OTTI losses recognized in other comprehensive income (OCI)	11	20	13	65

Net OTTI losses recognized in income	(20)	(19)	(32)	(55)
Net realized gains (losses) excluding OTTI losses	(740)	(31)	(846)	182

Total net realized gains (losses)	(760)	(50)	(878)	127

Total revenues	4,294	3,888	12,355	11,597

Expenses
Losses and loss expenses	2,745	1,887	7,234	5,608
Policy benefits	83	93	282	267
Policy acquisition costs	666	607	1,825	1,697
Administrative expenses	517	433	1,526	1,356
Interest expense	62	58	187	162
Other (income) expense	87	(25)	82	(26)

Total expenses	4,160	3,053	11,136	9,064

Income before income tax	134	835	1,219	2,533
Income tax expense	165	160	384	426

Net income (loss)	$(31)	$675	$835	$2,107

Other comprehensive income (loss)
Unrealized appreciation	$22	$953	$391	$2,023
Reclassification adjustment for net realized gains included in net income	(18)	(120)	(152)	(346)

	4	833	239	1,677
Change in:
Cumulative translation adjustment	(152)	186	149	(73)
Pension liability	3	(6)	(2)	2

Other comprehensive income, before income tax	(145)	1,013	386	1,606
Income tax expense related to OCI items	(5)	(197)	(141)	(319)

Other comprehensive income (loss)	(150)	816	245	1,287

Comprehensive income (loss)	$(181)	$1,491	$1,080	$3,394

Earnings per share
Basic earnings per share	$(0.09)	$1.98	$2.47	$6.21

Diluted earnings per share	$(0.09)	$1.97	$2.45	$6.18

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,161	$10,503
Net shares issued under employee share-based compensation plans	—	71
Exercise of stock options	47	20
Dividends declared on Common Shares-par value reduction	(113)	(330)

Balance – end of period	10,095	10,264

Common Shares in treasury
Balance – beginning of period	(330)	(3)
Common Shares repurchased	(100)	—
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	80	(30)

Balance – end of period	(350)	(33)

Additional paid-in capital
Balance – beginning of period	5,623	5,526
Net shares redeemed under employee share-based compensation plans	(111)	(59)
Exercise of stock options	26	11
Share-based compensation expense and other	103	101
Funding of dividends declared to Retained earnings	(236)	—

Balance – end of period	5,405	5,579

Retained earnings
Balance – beginning of period	5,926	2,818
Net income	835	2,107
Funding of dividends declared from Additional paid-in capital	236	—
Dividends declared on Common Shares	(236)	—

Balance – end of period	6,761	4,925

Deferred compensation obligation
Balance – beginning and end of period	$2	$2

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(in millions of U.S. dollars)
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	$1,399	$657
Change in period, net of income tax expense of $(112) and $(366)	127	1,311

Balance – end of period	1,526	1,968

Cumulative translation adjustment
Balance – beginning of period	262	240
Change in period, net of income tax (expense) benefit of $(30) and $48	119	(25)

Balance – end of period	381	215

Pension liability adjustment
Balance – beginning of period	(67)	(74)
Change in period, net of income tax benefit (expense) of $1 and $(1)	(1)	1

Balance – end of period	(68)	(73)

Accumulated other comprehensive income	1,839	2,110

Common Shares issued to employee trust
Balance – beginning and end of period	(2)	(2)

Total shareholders’ equity	$23,750	$22,845

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income (loss)	$835	$2,107
Adjustments to reconcile net income to net cash flows from operating activities
Net realized losses (gains)	878	(127)
Amortization of premiums/discounts on fixed maturities	105	103
Deferred income taxes	5	(16)
Unpaid losses and loss expenses	826	58
Unearned premiums	232	517
Future policy benefits	51	94
Insurance and reinsurance balances payable	158	(290)
Accounts payable, accrued expenses, and other liabilities	508	116
Income taxes payable	74	146
Insurance and reinsurance balances receivable	(1,103)	12
Reinsurance recoverable on losses and loss expenses	133	65
Reinsurance recoverable on policy benefits	26	12
Deferred policy acquisition costs	(154)	(172)
Prepaid reinsurance premiums	(52)	(167)
Other	476	317

Net cash flows from operating activities	2,998	2,775

Cash flows from investing activities
Purchases of fixed maturities available for sale	(18,783)	(22,762)
Purchases of to be announced mortgage-backed securities	(785)	(1,128)
Purchases of fixed maturities held to maturity	(285)	(514)
Purchases of equity securities	(289)	(336)
Sales of fixed maturities available for sale	13,567	17,233
Sales of to be announced mortgage-backed securities	756	1,063
Sales of equity securities	364	432
Maturities and redemptions of fixed maturities available for sale	2,603	2,666
Maturities and redemptions of fixed maturities held to maturity	966	931
Net derivative instruments settlements	67	11
Acquisition of subsidiaries (net of cash acquired of $81 in 2011)	(394)	(67)
Other	(317)	(197)

Net cash flows used for investing activities	(2,530)	(2,668)

Cash flows from financing activities
Dividends paid on Common Shares	(342)	(323)
Common Shares repurchased	(168)	—
Proceeds from issuance of short-term debt	3,985	175
Repayment of short-term debt	(4,035)	(175)
Proceeds from share-based compensation plans	82	41

Net cash flows used for financing activities	(478)	(282)

Effect of foreign currency rate changes on cash and cash equivalents	4	(7)

Net decrease in cash	(6)	(182)
Cash – beginning of period	772	669

Cash – end of period	$766	$487

Supplemental cash flow information
Taxes paid	$306	$296
Interest paid	$151	$130

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

2. Accounting guidance not yet adopted

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. We intend to adopt this guidance retrospectively on January 1, 2012. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. The adoption of this guidance is not expected to have a material impact on our financial condition.

Fair value measurements

In May 2011, the FASB issued new guidance on fair value measurements to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. The guidance is not necessarily intended to result in a significant change in the application of the current requirements. Instead, it is intended to clarify the intended application of existing fair value measurement requirements. It also changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011. We are in the process of assessing the impact this amendment will have on our financial statements.

Testing goodwill for impairment

In September 2011, the FASB issued new guidance that eliminates the requirement to calculate the fair value of reporting units at least annually and replaces it with an optional qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on October 1, 2011. The application of the new guidance will not impact our financial condition or results of operations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

(Unaudited)

4. Investments

a) Fixed maturities

The following tables present the fair value and amortized cost of and the gross unrealized appreciation (depreciation) related to fixed maturities as well as related OTTI recognized in AOCI:

	September 30, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,390	$175	$(1)	$2,564	$—
Foreign	12,018	465	(123)	12,360	(2)
Corporate securities	14,109	646	(234)	14,521	(21)
Mortgage-backed securities	10,308	407	(166)	10,549	(171)
States, municipalities, and political subdivisions	1,509	76	(2)	1,583	—

	$40,334	$1,769	$(526)	$41,577	$(194)

Held to maturity
U.S. Treasury and agency	$1,088	$48	$—	$1,136	$—
Foreign	1,038	14	(27)	1,025	—
Corporate securities	2,289	35	(42)	2,282	—
Mortgage-backed securities	3,181	94	(3)	3,272	—
States, municipalities, and political subdivisions	1,135	25	(2)	1,158	—

	$8,731	$216	$(74)	$8,873	$—

	December 31, 2010
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,904	$74	$(15)	$2,963	$—
Foreign	10,926	340	(80)	11,186	(28)
Corporate securities	12,902	754	(69)	13,587	(29)
Mortgage-backed securities	8,508	213	(205)	8,516	(228)
States, municipalities, and political subdivisions	1,302	15	(30)	1,287	—

	$36,542	$1,396	$(399)	$37,539	$(285)

Held to maturity
U.S. Treasury and agency	$1,105	$32	$(10)	$1,127	$—
Foreign	1,049	1	(37)	1,013	—
Corporate securities	2,361	12	(60)	2,313	—
Mortgage-backed securities	3,811	62	(27)	3,846	—
States, municipalities, and political subdivisions	1,175	5	(18)	1,162	—

	$9,501	$112	$(152)	$9,461	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

As discussed in Note 4 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above is the cumulative amount of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and nine months ended September 30, 2011, $30 million and $38 million, respectively, of net unrealized depreciation related to such securities is included in OCI. For the three and nine months ended September 30, 2010, $65 million and $161 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At September 30, 2011 and December 31, 2010, AOCI includes net unrealized depreciation of $144 million and $99 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 84 percent and 79 percent of the total mortgage-backed securities at September 30, 2011 and December 31, 2010, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and nongovernment mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	September 30 2011		December 31 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale; maturity period
Due in 1 year or less	$2,048	$2,077	$1,846	$1,985
Due after 1 year through 5 years	12,610	12,997	13,094	13,444
Due after 5 years through 10 years	11,885	12,267	10,276	10,782
Due after 10 years	3,483	3,687	2,818	2,812

	30,026	31,028	28,034	29,023
Mortgage-backed securities	10,308	10,549	8,508	8,516

	$40,334	$41,577	$36,542	$37,539

Held to maturity; maturity period
Due in 1 year or less	$351	$354	$400	$404
Due after 1 year through 5 years	2,055	2,084	1,983	2,010
Due after 5 years through 10 years	2,481	2,483	2,613	2,524
Due after 10 years	663	680	694	677

	5,550	5,601	5,690	5,615
Mortgage-backed securities	3,181	3,272	3,811	3,846

	$8,731	$8,873	$9,501	$9,461

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) Equity securities

The following table presents the fair value and cost of and gross unrealized appreciation (depreciation) related to equity securities:

	September 30 2011	December 31 2010
	(in millions of U.S. dollars)
Cost	$647	$666
Gross unrealized appreciation	20	28
Gross unrealized depreciation	(46)	(2)

Fair value	$621	$692

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

As a general rule, we also consider that equity securities in an unrealized loss position for twelve consecutive months are OTTI.

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

For the three and nine months ended September 30, 2011, credit losses recognized in net income for corporate securities were $4 million. For the three and nine months ended September 30, 2010, credit losses recognized in net income for corporate securities were $11 million and $12 million, respectively.

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

Credit losses recognized in net income for mortgage-backed securities for the three and nine months ended September 30, 2011 were $5 million and $8 million, respectively. Credit losses recognized in net income for mortgage-backed securities for the three and nine months ended September 30, 2010 were $8 million and $30 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused management to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(30)	$(39)	$(41)	$(107)
OTTI on fixed maturities recognized in OCI (pre-tax)	11	20	13	65

OTTI on fixed maturities, net	(19)	(19)	(28)	(42)
Gross realized gains excluding OTTI	92	138	309	434
Gross realized losses excluding OTTI	(53)	(6)	(138)	(121)

Total fixed maturities	20	113	143	271

Equity securities:
OTTI on equity securities	(1)	—	(1)	—
Gross realized gains excluding OTTI	—	8	12	85
Gross realized losses excluding OTTI	(1)	(1)	(2)	(1)

Total equity securities	(2)	7	9	84

OTTI on other investments	—	—	(3)	(13)
Foreign exchange gains (losses)	20	(62)	(89)	(10)
Investment and embedded derivative instruments	(89)	(1)	(157)	23
Fair value adjustments on insurance derivative	(926)	25	(925)	(180)
S&P put options and futures	220	(110)	152	(26)
Other derivative instruments	2	(14)	(1)	(19)
Other	(5)	(8)	(7)	(3)

Net realized gains (losses)	$(760)	$(50)	$(878)	$127

The following table presents a roll forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Balance of credit losses related to securities still held - beginning of period	$94	$137	$137	$174
Additions where no OTTI was previously recorded	6	8	8	32
Additions where an OTTI was previously recorded	3	11	4	10
Reductions for securities sold during the period	(24)	(9)	(70)	(69)

Balance of credit losses related to securities still held - end of period	$79	$147	$79	$147

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

d) Gross unrealized loss

At September 30, 2011, there were 5,101 fixed maturities out of a total of 21,676 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $8 million. There were approximately 110 equity securities out of a total of 178 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $31 million. Fixed maturities in an unrealized loss position at September 30, 2011 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position include foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
September 30, 2011
U.S. Treasury and agency	$142	$(0.8)	$—	$—	$142	$(0.8)
Foreign	2,342	(132.4)	194	(17.1)	2,536	(149.5)
Corporate securities	5,052	(252.1)	99	(24.1)	5,151	(276.2)
Mortgage-backed securities	426	(6.5)	664	(162.8)	1,090	(169.3)
States, municipalities, and political subdivisions	203	(3.3)	47	(1.1)	250	(4.4)

Total fixed maturities	8,165	(395.1)	1,004	(205.1)	9,169	(600.2)
Equity securities	503	(46.2)	1	(0.2)	504	(46.4)
Other investments	54	(2.7)	—	—	54	(2.7)

Total	$8,722	$(444.0)	$1,005	$(205.3)	$9,727	$(649.3)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2010
U.S. Treasury and agency	$864	$(24.6)	$—	$—	$864	$(24.6)
Foreign	4,409	(79.0)	312	(37.6)	4,721	(116.6)
Corporate securities	3,553	(85.1)	273	(43.9)	3,826	(129.0)
Mortgage-backed securities	3,904	(67.3)	1,031	(165.1)	4,935	(232.4)
States, municipalities, and political subdivisions	1,115	(36.2)	79	(11.9)	1,194	(48.1)

Total fixed maturities	13,845	(292.2)	1,695	(258.5)	15,540	(550.7)
Equity securities	45	(1.9)	1	(0.3)	46	(2.2)
Other investments	66	(8.7)	—	—	66	(8.7)

Total	$13,956	$(302.8)	$1,696	$(258.8)	$15,652	$(561.6)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

e) Restricted assets

ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at September 30, 2011 and December 31, 2010, are fixed maturities and short-term investments totaling $13.1 billion and $12.0 billion, respectively, and cash of $90 million and $104 million, respectively.

The following table presents the components of restricted assets:

	September 30 2011	December 31 2010
	(in millions of U.S. dollars)
Trust funds	$9,482	$8,200
Deposits with U.S. regulatory authorities	1,249	1,384
Deposits with non-U.S. regulatory authorities	2,223	2,289
Other pledged assets	280	190

	$13,234	$12,063

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize using the GMIB. However, for certain clients there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize using the GMIB–it is over 13 percent). For most clients, there is no currently observable relevant annuitization behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize using the GMIB). The GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted as appropriate with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. Based on our first, second and third quarter 2011 review, no changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a net income (loss) impact of approximately $(0.1) million and $6.2 million for the three and nine months ended September 30, 2011, respectively.

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
	(in millions of U.S. dollars)
September 30, 2011
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,391	$1,173	$—	$2,564
Foreign	223	12,121	16	12,360
Corporate securities	21	14,375	125	14,521
Mortgage-backed securities	—	10,531	18	10,549
States, municipalities, and political subdivisions	—	1,582	1	1,583

	1,635	39,782	160	41,577

Equity securities	606	5	10	621
Short-term investments	1,367	1,009	—	2,376
Other investments	197	232	1,765	2,194
Securities lending collateral	—	1,269	—	1,269
Investment derivative instruments	1	—	—	1
Other derivative instruments	47	64	8	119

Total assets measured at fair value	$3,853	$42,361	$1,943	$48,157

Liabilities:
GLB(1)	$—	$—	$1,476	$1,476

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

There were no significant gross transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011 and 2010.

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at September 30, 2011 and December 31, 2010 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At September 30, 2011 and December 31, 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

The following table presents, by investment category, the fair value and maximum future funding commitments related to these investments. The table also shows the expected liquidation period from September 30, 2011.

	Expected Liquidation Period	September 30, 2011		December 31, 2010
		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$204	$146	$192	$151
Real estate	3 to 9 Years	234	105	168	92
Distressed	6 to 9 Years	189	40	243	43
Mezzanine	6 to 9 Years	162	318	135	173
Traditional	3 to 8 Years	507	258	376	291
Vintage	1 to 3 Years	23	2	27	3
Investment funds	Not Applicable	388	—	329	—

		$1,707	$869	$1,470	$753

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$27	$142	$34	$1	$10	$1,680	$4	$524
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	(11)	—	(13)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(6)	—	—	—	59	—	—
Net Realized Gains/Losses	(1)	—	—	—	—	(1)	5	952
Purchases	1	1	—	—	—	85	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	(3)	(2)	—	—	—	—	—
Settlements	—	(9)	(1)	—	—	(58)	(1)	—

Balance-End of Period	$16	$125	$18	$1	$10	$1,765	$8	$1,476

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(1)	$4	$952

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

	Three Months Ended September 30, 2010
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$28	$121	$12	$3	$16	$1,227	$14	$648
Transfers into (Out of) Level 3	1	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	3	—	—	3	14	—	—
Net Realized Gains/Losses	1	1	—	—	—	6	(8)	(25)
Purchases, Sales, Issuances, and Settlements, Net	2	34	—	(1)	(4)	133	—	—

Balance-End of Period	$31	$159	$12	$2	$15	$1,380	$6	$623

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$(1)	$—	$(8)	$(25)

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $758 million at September 30, 2010, and $776 million at June 30, 2010, which includes a fair value derivative adjustment of $623 million and $648 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Nine Months Ended September 30, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	9	34	4	—	—	—	—	—
Transfers out of Level 3	(18)	(4)	(48)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	(5)	—	—	(1)	110	—	—
Net Realized Gains/Losses	—	(2)	—	—	4	(4)	6	969
Purchases	6	23	46	—	2	418	—	—
Sales	(3)	(23)	(17)	—	(8)	(55)	—	—
Settlements	(3)	(13)	(6)	(1)	—	(136)	(2)	—

Balance-End of Period	$16	$125	$18	$1	$10	$1,765	$8	$1,476

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(4)	$4	$969

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 6 for additional information.

	Nine Months Ended September 30, 2010
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	Mortgage- backed securities	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance- Beginning of Period	$59	$168	$21	$3	$12	$1,149	$14	$443
Transfers into (Out of) Level 3	(30)	(35)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	9	—	—	3	47	—	—
Net Realized Gains/Losses	—	—	—	—	1	(7)	4	180
Purchases, Sales, Issuances, and Settlements, Net	2	17	(9)	(1)	(1)	191	(12)	—

Balance-End of Period	$31	$159	$12	$2	$15	$1,380	$6	$623

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$4	$180

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits. The liability for GLB reinsurance was $758 million at September 30, 2010, and $559 million at December 31, 2009, which includes a fair value derivative adjustment of $623 million and $443 million, respectively.

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

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions of U.S. dollars)
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,088	$1,136	$1,105	$1,127
Foreign	1,038	1,025	1,049	1,013
Corporate securities	2,289	2,282	2,361	2,313
Mortgage-backed securities	3,181	3,272	3,811	3,846
States, municipalities, and political subdivisions	1,135	1,158	1,175	1,162

Total assets	8,731	8,873	9,501	9,461

Liabilities:
Short-term debt	1,250	1,250	1,300	1,300
Long-term debt	3,360	3,781	3,358	3,846
Trust preferred securities	309	398	309	376

Total liabilities	$4,919	$5,429	$4,967	$5,522

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$24	$26	$75	$82
Policy benefits and other reserve adjustments	$20	$26	$63	$72
GLB
Net premiums earned	$40	$41	$122	$122
Policy benefits and other reserve adjustments	7	8	19	21
Net realized gains (losses)	(952)	25	(969)	(180)

Gain (loss) recognized in income	$(919)	$58	$(866)	$(79)
Net cash received	$40	$40	$121	$120
Net (increase) decrease in liability	$(959)	$18	$(987)	$(199)

For GMDB reinsurance the reported liability was $179 million and $185 million at September 30, 2011 and December 31, 2010, respectively. For GLB reinsurance, the reported liability of $1,635 million at September 30, 2011, and $648 million at December 31, 2010, includes a fair value derivative adjustment of $1,476 million and $507 million, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

a) GMDB reinsurance

At September 30, 2011 and December 31, 2010, the net amount at risk from GMDB reinsurance programs was $4.0 billion and $2.9 billion, respectively. For GMDB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2011 and December 31, 2010, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 and 2.5 percent.

At September 30, 2011, if all of the cedants’ policyholders covered under GMDB reinsurance agreements were to die immediately, the total claim amount payable, taking into account all appropriate claims limits, would be

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

approximately $1.5 billion. As a result of the annual claim limits on the GMDB reinsurance agreements, the claims payable are lower in this case than if all the policyholders were to die over time, all else equal.

b) GLB reinsurance

At September 30, 2011 and December 31, 2010, the net amount at risk from GLB reinsurance programs was $1,681 million and $719 million, respectively. For GLB reinsurance programs, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2011 and December 31, 2010, respectively);

•	there are no deaths, lapses, or withdrawals;

•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve; and

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 and 2.5 percent.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

In relation to certain debt issuances, ACE, from time to time, has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At September 30, 2011 and December 31, 2010, ACE had no in force interest rate swaps, having exited such positions upon the repayment of related debt issuances during the fourth quarter of 2010.

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

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

	Consolidated Balance Sheet Location	September 30, 2011		December 31, 2010
		Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$9	$737	$3	$729
Futures contracts on money market instruments	AP	6	12,345	3	4,297
Futures contracts on notes and bonds	AP	(14)	1,071	5	676
Options on money market instruments	AP	—	820	—	1
Options on notes and bonds futures	AP	—	56	—	—
Convertible bonds	FM AFS	334	338	416	382
TBAs	FM AFS	129	125	101	98

		$464	$15,492	$528	$6,183

Other derivative instruments
Futures contracts on equities(1)	AP	$47	$1,290	$(25)	$1,069
Options on equity market indices(1)	AP	64	250	46	250
Credit default swaps	AP	8	350	4	350
Other	AP	—	56	—	17

		$119	$1,946	$25	$1,686

GLB(2)	AP/FPB	$(1,635)	$1,681	$(648)	$719

(1)	Related to GMDB and GLB blocks of business.
(2)

Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 6 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statement of operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$15	$(14)	$(3)	$22
All other futures contracts and options	(64)	(9)	(91)	1
Convertible bonds	(41)	22	(63)	—
TBAs	1	—	—	—

	$(89)	$(1)	$(157)	$23

GLB and other derivative instruments
GLB	$(952)	$25	$(969)	$(180)
Futures contracts on equities(1)	197	(101)	134	(35)
Options on equity market indices(1)	23	(9)	18	9
Interest rate swaps	—	(7)	—	(24)
Credit default swaps	2	(7)	(1)	4
Other	—	—	—	1

	$(730)	$(99)	$(818)	$(225)

	$(819)	$(100)	$(975)	$(202)

(1)	Related to GMDB and GLB blocks of business.

Derivative instrument objectives

(i) Foreign currency exposure management

A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. ACE uses forwards to minimize the effect of fluctuating foreign currencies.

(ii) Duration management and market exposure

Futures

Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. Exchange-traded futures contracts on money market instruments, notes and bonds are used in fixed maturity portfolios to more efficiently manage duration, as substitutes for ownership of the money market instruments, bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed.

Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, reserves for GMDB and GLB reinsurance business.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

b) Other investments

Included in Other investments are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,319 million. In connection with these investments, we have commitments that may require funding of up to $869 million over the next several years.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, ACE, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007, the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants renewed their motions consistent with the Third Circuit’s instructions. On June 28, 2011, the District Court administratively terminated defendants’ motions without prejudice to re-file after adjudication of issues related to a proposed class settlement involving a number of other parties and stayed the case. On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order in the coming months. The Court has not yet finally approved the proposed class settlement, and has not yet indicated when it will finally resolve all issues such that ACE may re-file its motions to dismiss.

As of November 2, 2011, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination (“tag-along cases”). All proceedings in these tag-along cases were stayed until recently. On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order in the coming months.

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

•	Henley Management Co., Inc. et al. v. Marsh, Inc. et al. (Case No. 07-2389; D.N.J.) was filed on May 27, 2007. ACE USA, Inc., along with a number of other insurers and Marsh, Inc., are named.

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

As of November 2, 2011, plaintiffs have not specified an amount of alleged damages in any of the tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before ACE could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the MDL Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

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

As of November 2, 2011, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before ACE could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

•

State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. Defendants filed motions to dismiss in November 2007. On July 2, 2008, the court denied all of the defendants’ motions. Discovery is ongoing. Trial is set for January 2012.

In October 2011, plaintiff submitted an amended expert report in which it downwardly adjusted its damage claim against ACE from $11.3 million to $5.7 million in overcharges to Ohio public entities; plaintiffs may claim that this amount should be trebled pursuant to Ohio antitrust law. Plaintiff also downwardly adjusted the penalty it seeks to impose on ACE related to ACE’s sales of private insurance in Ohio from $10.3 million to $3.3 million. ACE believes that these claims are without merit and continues to defend them vigorously.

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

8. Shareholders’ equity

All of ACE’s Common Shares are registered common shares under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions) or from legal reserves, must be declared by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. In light of a January 1, 2011 Swiss tax law change, at our May 2011 Annual General Meeting our shareholders approved a dividend for the following year from our capital contributions reserves (additional paid in capital), a subaccount of legal reserves. Dividends declared in the first quarter of 2011 of CHF 0.30 ($0.33) per Common Share were paid in the form of a par value distribution (under the method approved by our shareholders at our May 2010 Annual General Meeting) and had the effect of reducing par value per Common Share to CHF 30.27. Dividends declared in the second and third quarters of 2011 of CHF 0.29 ($0.35) and 0.31 ($0.35) per Common Share, respectively, were funded from capital contributions reserves (additional paid in capital) and paid from free reserves (retained earnings).

For the three and nine months ended September 30, 2010, dividends declared per Common Share amounted to CHF 0.32 ($0.33), and CHF 0.99 ($0.97), respectively, and were paid by way of a par value distribution.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options. At September 30, 2011, 6,442,119 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

ACE Limited securities repurchase authorization

In August 2011, the Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions.

Under the November 2010 authorization, ACE had repurchased 4.9 million of its outstanding Common Shares as of December 31, 2010 in a series of open market transactions for a cost of $303 million. During the three and nine months ended September 30, 2011, ACE repurchased an additional 1.6 million of its outstanding Common Shares in a series of open market transactions for a cost of $100 million. At September 30, 2011, $500 million in share repurchase authorization remained through December 31, 2012 pursuant to the November 2010 and August 2011 Board authorizations.

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

The 2004 LTIP also provides for grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 24, 2011, ACE granted 1,667,653 restricted stock awards and 249,660 restricted stock units to employees and officers of ACE and its subsidiaries with a grant date fair value of $62.64 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting. On May 18, 2011, the date of ACE’s annual general meeting, 32,660 restricted stock awards were granted to ACE’s outside directors with a grant date fair value of $69.35 each. Such awards will vest at the 2012 annual general meeting.

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting losses and loss expenses, policy benefits, policy acquisition costs, and administrative expenses from net premiums earned. For the Life business, management also includes net

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

investment income and gains (losses) from separate account assets that do not qualify for separate account reporting under GAAP as components of underwriting income. The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended September 30, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$2,207	$1,432	$250	$454	$—	$4,343
Net premiums earned	2,299	1,503	240	448	—	4,490
Losses and loss expenses	1,838	683	94	130	—	2,745
Policy benefits	—	—	—	83	—	83
Policy acquisition costs	176	370	50	70	—	666
Administrative expenses	153	237	12	77	38	517

Underwriting income (loss)	132	213	84	88	(38)	479

Net investment income	291	138	70	60	5	564
Net realized gains (losses) including OTTI	(2)	1	(29)	(732)	2	(760)
Interest expense	4	2	—	3	53	62
Other (income) expense:
Losses from separate account assets	—	—	—	39	—	39
Other	21	10	7	8	2	48
Income tax expense (benefit)	120	56	7	13	(31)	165

Net income (loss)	$276	$284	$111	$(647)	$(55)	$(31)

Statement of Operations by Segment

For the Three Months Ended September 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,445	$1,205	$272	$373	$—	$3,295
Net premiums earned	1,444	1,321	271	386	—	3,422
Losses and loss expenses	1,026	605	137	119	—	1,887
Policy benefits	—	—	—	93	—	93
Policy acquisition costs	165	326	51	65	—	607
Administrative expenses	112	204	14	59	44	433

Underwriting income (loss)	141	186	69	50	(44)	402

Net investment income	287	118	71	43	(3)	516
Net realized gains (losses) including OTTI	(2)	32	10	(85)	(5)	(50)
Interest expense	6	—	—	—	52	58
Other (income) expense	(20)	(4)	(10)	5	4	(25)
Income tax expense (benefit)	108	63	12	16	(39)	160

Net income (loss)	$332	$277	$148	$(13)	$(69)	$675

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Statement of Operations by Segment

For the Nine Months Ended September 30, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,227	$4,346	$847	$1,322	$—	$11,742
Net premiums earned	5,249	4,254	754	1,299	—	11,556
Losses and loss expenses	4,065	2,278	485	405	1	7,234
Policy benefits	—	—	—	282	—	282
Policy acquisition costs	455	1,030	143	197	—	1,825
Administrative expenses	448	703	38	217	120	1,526

Underwriting income (loss)	281	243	88	198	(121)	689

Net investment income	886	407	213	165	6	1,677
Net realized gains (losses) including OTTI	8	(18)	(56)	(813)	1	(878)
Interest expense	11	4	1	9	162	187
Other (income) expense:
Losses from separate account assets	—	—	—	39	—	39
Other	8	3	2	21	9	43
Income tax expense (benefit)	304	115	25	40	(100)	384

Net income (loss)	$852	$510	$217	$(559)	$(185)	$835

Statement of Operations by Segment

For the Nine Months Ended September 30, 2010

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$4,278	$3,927	$932	$1,149	$—	$10,286
Net premiums earned	4,140	3,835	803	1,154	—	9,932
Losses and loss expenses	2,888	1,950	391	379	—	5,608
Policy benefits	—	4	—	263	—	267
Policy acquisition costs	447	905	153	192	—	1,697
Administrative expenses	407	613	41	171	124	1,356

Underwriting income (loss)	398	363	218	149	(124)	1,004

Net investment income	852	347	213	129	(3)	1,538
Net realized gains (losses) including OTTI	163	102	69	(197)	(10)	127
Interest expense	6	—	—	—	156	162
Other (income) expense	(21)	(5)	(16)	11	5	(26)
Income tax expense (benefit)	322	136	31	46	(109)	426

Net income (loss)	$1,106	$681	$485	$24	$(189)	$2,107

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Underwriting assets are reviewed in total by management for purpose of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

The following table presents the net premiums earned for each segment by product:

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended September 30, 2011
Insurance – North American	$1,404	$816	$79	$2,299
Insurance – Overseas General	553	366	584	1,503
Global Reinsurance	118	122	—	240
Life	—	—	448	448

	$2,075	$1,304	$1,111	$4,490

For the Three Months Ended September 30, 2010
Insurance – North American	$466	$903	$75	$1,444
Insurance – Overseas General	457	358	506	1,321
Global Reinsurance	133	138	—	271
Life	—	—	386	386

	$1,056	$1,399	$967	$3,422

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Nine Months Ended September 30, 2011
Insurance – North American	$2,439	$2,571	$239	$5,249
Insurance – Overseas General	1,517	1,056	1,681	4,254
Global Reinsurance	345	409	—	754
Life	—	—	1,299	1,299

	$4,301	$4,036	$3,219	$11,556

For the Nine Months Ended September 30, 2010
Insurance – North American	$1,179	$2,742	$219	$4,140
Insurance – Overseas General	1,301	1,052	1,482	3,835
Global Reinsurance	391	412	—	803
Life	—	—	1,154	1,154

	$2,871	$4,206	$2,855	$9,932

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

11. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income (loss)	$(31)	$675	$835	$2,107

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	338,385,734	340,218,717	338,139,477	339,527,671
Denominator for diluted earnings per share:
Share-based compensation plans	—	1,636,802	2,733,434	1,314,662

Adjusted weighted-average shares outstanding and assumed conversions	338,385,734	341,855,519	340,872,911	340,842,333

Basic earnings per share	$(0.09)	$1.98	$2.47	$6.21

Diluted earnings per share	$(0.09)	$1.97	$2.45	$6.18

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended September 30, 2011 and 2010, the potential anti-dilutive share conversions were 2,295,260 shares and 204,251 shares, respectively. The potential anti-dilutive share conversions for the nine months ended September  30, 2011 and 2010, were 223,987 shares and 264,312 shares, respectively.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet at September 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$38	$29,160	$26,301	$—	$55,499
Cash(3)	(70)	640	196	—	766
Insurance and reinsurance balances receivable	—	4,883	520	—	5,403
Reinsurance recoverable on losses and loss expenses	—	17,530	(4,693)	—	12,837
Reinsurance recoverable on policy benefits	—	952	(704)	—	248
Value of business acquired	—	757	—	—	757
Goodwill and other intangible assets	—	4,264	553	—	4,817
Investments in subsidiaries	23,302	—	—	(23,302)	—
Due from (to) subsidiaries and affiliates, net	664	—	—	(664)	—
Other assets	6	7,023	1,364	—	8,393

Total assets	$23,940	$65,209	$23,537	$(23,966)	$88,720

Liabilities
Unpaid losses and loss expenses	$—	$31,696	$6,780	$—	$38,476
Unearned premiums	—	5,560	1,034	—	6,594
Future policy benefits	—	3,759	617	—	4,376
Due to subsidiaries and affiliates, net	—	581	83	(664)	—
Short-term debt	—	850	400	—	1,250
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	190	8,429	1,986	—	10,605

Total liabilities	190	54,544	10,900	(664)	64,970

Total shareholders’ equity	23,750	10,665	12,637	(23,302)	23,750

Total liabilities and shareholders’ equity	$23,940	$65,209	$23,537	$(23,966)	$88,720

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2011, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$47	$26,718	$24,642	$—	$51,407
Cash(3)	308	573	(109)	—	772
Insurance and reinsurance balances receivable	—	3,710	523	—	4,233
Reinsurance recoverable on losses and loss expenses	—	16,877	(4,006)	—	12,871
Reinsurance recoverable on policy benefits	—	959	(678)	—	281
Value of business acquired	—	634	—	—	634
Goodwill and other intangible assets	—	4,113	551	—	4,664
Investments in subsidiaries	22,529	—	—	(22,529)	—
Due from (to) subsidiaries and affiliates, net	564	—	—	(564)	—
Other assets	14	7,045	1,434	—	8,493

Total assets	$23,462	$60,629	$22,357	$(23,093)	$83,355

Liabilities
Unpaid losses and loss expenses	$—	$30,430	$6,961	$—	$37,391
Unearned premiums	—	5,379	951	—	6,330
Future policy benefits	—	2,495	611	—	3,106
Due from subsidiaries and affiliates, net	—	555	9	(564)	—
Short-term debt	300	1,000	—	—	1,300
Long-term debt	—	3,358	—	—	3,358
Trust preferred securities	—	309	—	—	309
Other liabilities	188	7,394	1,005	—	8,587

Total liabilities	488	50,920	9,537	(564)	60,381

Total shareholders’ equity	22,974	9,709	12,820	(22,529)	22,974

Total liabilities and shareholders’ equity	$23,462	$60,629	$22,357	$(23,093)	$83,355

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,581	$1,762	$—	$4,343
Net premiums earned	—	2,700	1,790	—	4,490
Net investment income	—	281	283	—	564
Equity in earnings of subsidiaries	(55)	—	—	55	—
Net realized gains (losses) including OTTI	2	28	(790)	—	(760)
Losses and loss expenses	—	1,782	963	—	2,745
Policy benefits	—	22	61	—	83
Policy acquisition costs and administrative expenses	14	625	556	(12)	1,183
Interest expense	(9)	66	(5)	10	62
Other (income) expense	(30)	83	34	—	87
Income tax expense	3	146	16	—	165

Net income (loss)	$(31)	$285	$(342)	$57	$(31)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$1,965	$1,330	$—	$3,295
Net premiums earned	—	2,031	1,391	—	3,422
Net investment income	—	253	263	—	516
Equity in earnings of subsidiaries	653	—	—	(653)	—
Net realized gains (losses) including OTTI	(8)	(13)	(29)	—	(50)
Losses and loss expenses	—	1,202	685	—	1,887
Policy benefits	—	46	47	—	93
Policy acquisition costs and administrative expenses	16	586	448	(10)	1,040
Interest expense	(9)	63	(5)	9	58
Other (income) expense	(40)	14	1	—	(25)
Income tax expense	3	126	31	—	160

Net income (loss)	$675	$234	$418	$(652)	$675

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$6,910	$4,832	$—	$11,742
Net premiums earned	—	6,863	4,693	—	11,556
Net investment income	1	825	851	—	1,677
Equity in earnings of subsidiaries	772	—	—	(772)	—
Net realized gains (losses) including OTTI	—	32	(910)	—	(878)
Losses and loss expenses	—	4,521	2,713	—	7,234
Policy benefits	—	121	161	—	282
Policy acquisition costs and administrative expenses	50	1,813	1,521	(33)	3,351
Interest expense	(27)	199	(13)	28	187
Other (income) expense	(92)	115	59	—	82
Income tax expense	7	325	52	—	384

Net income (loss)	$835	$626	$141	$(767)	$835

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$6,185	$4,101	$—	$10,286
Net premiums earned	—	5,881	4,051	—	9,932
Net investment income	—	760	778	—	1,538
Equity in earnings of subsidiaries	2,036	—	—	(2,036)	—
Net realized gains (losses) including OTTI	3	60	64	—	127
Losses and loss expenses	—	3,665	1,943	—	5,608
Policy benefits	—	112	155	—	267
Policy acquisition costs and administrative expenses	48	1,730	1,302	(27)	3,053
Interest expense	(28)	184	(22)	28	162
Other (income) expense	(94)	52	16	—	(26)
Income tax expense	6	329	91	—	426

Net income (loss)	$2,107	$629	$1,408	$(2,037)	$2,107

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$652	$1,219	$1,807	$(680)	$2,998

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(9,434)	(10,134)	—	(19,568)
Purchases of fixed maturities held to maturity	—	(282)	(3)	—	(285)
Purchases of equity securities	—	(149)	(140)	—	(289)
Sales of fixed maturities available for sale	7	7,366	6,950	—	14,323
Sales of equity securities	—	347	17	—	364
Maturities and redemptions of fixed maturities available for sale	—	1,234	1,369	—	2,603
Maturities and redemptions of fixed maturities held to maturity	—	724	242	—	966
Net derivative instruments settlements	(2)	(19)	88	—	67
Capital contribution to subsidiary	(385)	—	—	385	—
Advances (to) from affiliates	(90)	—	—	90	—
Acquisition of subsidiaries (net of cash acquired of $81)	—	(357)	(37)	—	(394)
Other	—	(469)	152	—	(317)

Net cash flows from (used for) investing activities	(470)	(1,039)	(1,496)	475	(2,530)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(342)	—	—	—	(342)
Common Shares repurchased	—	—	(168)	—	(168)
Net proceeds from issuance (repayment) of short-term debt	(300)	(150)	400	—	(50)
Proceeds from share based compensation plans	82	—	—	—	82
Advances (to) from affiliates	—	35	55	(90)	—
Dividends to parent company	—	—	(680)	680	—
Capital contribution from parent	—	—	385	(385)	—

Net cash flows from (used for) financing activities	(560)	(115)	(8)	205	(478)

Effect of foreign currency rate changes on cash and cash equivalents	—	2	2	—	4

Net increase (decrease) in cash	(378)	67	305	—	(6)
Cash – beginning of period(3)	308	573	(109)	—	772

Cash – end of period(3)	$(70)	$640	$196	$—	$766

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2011 and December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$90	$1,432	$1,253	$—	$2,775

Cash flows from (used for) investing activities
Purchases of fixed maturities available for sale	—	(10,785)	(13,105)	—	(23,890)
Purchases of fixed maturities held to maturity	—	(513)	(1)	—	(514)
Purchases of equity securities	—	(98)	(238)	—	(336)
Sales of fixed maturities available for sale	7	7,877	10,412	—	18,296
Sales of equity securities	—	8	424	—	432
Maturities and redemptions of fixed maturities available for sale	—	1,393	1,273	—	2,666
Maturities and redemptions of fixed maturities held to maturity	—	781	150	—	931
Net derivative instruments settlements	(2)	(18)	31	—	11
Advances (to) from affiliates	162	—	—	(162)	—
Other	—	(198)	(66)	—	(264)

Net cash flows from (used for) investing activities	167	(1,553)	(1,120)	(162)	(2,668)

Cash flows from (used for) financing activities
Dividends paid on Common Shares	(323)	—	—	—	(323)
Proceeds from share based compensation plans	41	—	—	—	41
Advances (to) from affiliates	—	4	(166)	162	—

Net cash flows from (used for) financing activities	(282)	4	(166)	162	(282)

Effect of foreign currency rate changes on cash and cash equivalents	—	1	(8)	—	(7)

Net decrease in cash	(25)	(116)	(41)	—	(182)
Cash – beginning of period(3)	(1)	400	270	—	669

Cash – end of period(3)	$(26)	$284	$229	$—	$487

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2010 and December 31, 2009, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources for the three and nine months ended September 30, 2011. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our Consolidated Financial Statements and related Notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

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

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of commercial and individual customers in more than 170 countries. We serve the P&C insurance needs of businesses of all sizes in a broad range of industries. We also provide specialized insurance products such as personal accident, supplemental health and life insurance to individuals in select countries. At September 30, 2011, ACE had total assets of $89 billion and shareholders’ equity of $24 billion.

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

We operate through the following business segments: Insurance—North American, Insurance—Overseas General, Global Reinsurance, and Life. The Insurance—North American segment includes our wholesale divisions ACE Westchester, Agriculture and ACE Bermuda; and our retail divisions ACE USA (including ACE Canada), Commercial Risk, ACE Private Risk Services, and various run-off operations, including Brandywine Holdings Corporation (Brandywine). The Insurance—Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international accident & health (A&H) and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. The Global Reinsurance segment represents ACE’s reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of ACE Global Markets. The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), the acquired business of New York Life’s Hong Kong (Hong Kong Life) and Korea (Korea Life) operations, and the North American supplemental A&H and life business of Combined Insurance. For more information on each of our segments refer to “Segment Information” in our 2010 Form 10-K.

Executive Summary

The industry continued to experience significant catastrophe losses in the third quarter resulting in above average insured losses from natural catastrophes and man-made disasters through September 30, 2011. We experienced a higher number of natural catastrophes in the first nine months of 2011 compared to the first nine months of 2010.

Results for the three and nine months ended September 30, 2011 were adversely impacted by net after-tax losses of $86 million and $630 million, respectively, including reinstatement premiums, related to several natural catastrophes including the Japan and New Zealand earthquakes, storms in Australia and other severe weather related events in the U.S. including Hurricane Irene. For further details, see “Consolidated Operating Results”.

The industry continues to be pressured by difficult global factors including uncertain political and economic climates. The current economic environment is experiencing financial market volatility, including falling interest rates, unstable foreign exchange markets reacting to the European debt crisis and unpredictable movements in the equity markets. At ACE, we continue efforts to maintain strict underwriting discipline and will continue to decline business when we deem pricing and exposure are inadequate to generate an underwriting profit. We also take a deliberate approach to risk management incorporating a spread of business globally and lack of over-concentration in any one business.

To complement our agriculture business strategy, on September 8, 2011, we announced that we signed a definitive agreement to acquire Penn Millers Holding Corporation (“PMHC”). This transaction, which is subject to regulatory approvals, PMHC shareholder approval and other customary conditions, is expected to be completed by the end of the first quarter of 2012.

In our North American wholesale division, net premiums written increased primarily due to growth in agriculture driven by our acquisition of Rain and Hail. Year to date, we have written substantially more premium volume in agriculture than we originally projected due to higher crop commodity prices. In addition to agriculture, wholesale property net premiums written increased due to improved business retention and price increases. Offsetting this, wholesale casualty net premiums written decreased due to competitive market conditions and adherence to our underwriting standards. In our North American retail division, net premiums written increased in targeted classes including A&H and high net worth personal lines and net premiums written decreased in our commercial property and casualty lines due to competitive market conditions and adherence to our underwriting standards. The North American retail division benefited from positive renewal rates and increases in renewal exposure basis. Renewal rates in terms of policy counts remain stable and our new business writings are relatively low reflecting adherence to underwriting standards.

Net premiums written were up in our retail International P&C business for the three months ended September 30, 2011. We saw double digit growth in Asia, and Latin America, primarily driven by our international A&H business and global personal lines business. With respect to our International wholesale business, we continue to reduce our exposure due to inadequate pricing. Both our retail and wholesale International P&C businesses benefited from foreign exchange impact.

Our Global Reinsurance segment reported a decline in net written premium for the three months ended September 30, 2011, as conditions remain competitive.

A&H premiums continue to experience good growth driven primarily by our international A&H business. Our Asian and Latin American A&H businesses contributed double digit growth even after adjusting for favorable foreign exchange impact. Our U.S. A&H business also demonstrated meaningful growth for the quarter. We believe our A&H business will continue to grow through 2011. In contrast, the ability to grow our Combined Insurance premiums continues to be hampered by the economic recession in its target markets. Additionally, Combined’s business in the U.K. and Ireland has been impacted by changes in the regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices and customer service. This has resulted in a need for us to re-evaluate our sales model and to re-engineer our processes. We have put these two operations on a sales moratorium while we re-evaluate our business model. We have decided to cease sales in the small Spanish subsidiary of Combined-Ireland permanently. We intend to seek regulatory approval to integrate all European operations of Combined into our AEGL subsidiary, incorporated in the UK. We expect to seek regulatory approval to re-commence sales in the UK and Ireland once the integration is completed. In addition, we are in discussions with regulators in the UK and Ireland about enforcement proceedings and potential penalties with regard to these matters, which we do not expect to have a material impact on ACE’s statement of operations.

We acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011. The results for the three and nine months ended September 30, 2011 include eight months of results for the acquired New York Life Korea operations and six months of results for the acquired New York Life Hong Kong operations. See Note 3 to the Consolidated Financial Statements for more information. Life revenues were up primarily due to these acquisitions as well as growth in our International Life business for the three months ended September 30, 2011 compared to the prior year period.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2011	2010	Q-11 vs. Q-10	2011	2010	YTD-11 vs. YTD-10
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$4,343	$3,295	32%	$11,742	$10,286	14%
Net premiums earned	4,490	3,422	31%	11,556	9,932	16%
Net investment income	564	516	9%	1,677	1,538	9%
Net realized gains (losses)	(760)	(50)	NM	(878)	127	NM

Total revenues	4,294	3,888	10%	12,355	11,597	7%

Losses and loss expenses	2,745	1,887	45%	7,234	5,608	29%
Policy benefits	83	93	(11)%	282	267	6%
Policy acquisition costs	666	607	10%	1,825	1,697	8%
Administrative expenses	517	433	19%	1,526	1,356	13%
Interest expense	62	58	7%	187	162	15%
Other (income) expense	87	(25)	NM	82	(26)	NM

Total expenses	4,160	3,053	36%	11,136	9,064	23%

Income before income tax	134	835	(84)%	1,219	2,533	(52)%
Income tax expense	165	160	3%	384	426	(10)%

Net income (loss)	$(31)	$675	NM	$835	$2,107	(60)%

NM—not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	Three Months Ended September 30, 2011
	P&C	A&H	Total
Net premiums written:
Growth in original currency	34.4%	4.1%	26.8%
Foreign exchange effect	3.9%	7.3%	5.0%

Growth as reported in U.S. dollars	38.3%	11.4%	31.8%

Net premiums earned:
Growth in original currency	34.2%	2.3%	26.2%
Foreign exchange effect	4.0%	7.4%	5.0%

Growth as reported in U.S. dollars	38.2%	9.7%	31.2%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased in the three and nine months ended September 30, 2011, compared with the prior year periods. The North American wholesale division benefited from the acquisition of Rain and Hail in December 2010, reporting premium growth in agricultural and personal lines. Our North American retail division reported less assumed loss portfolio business as well as lower new business across several lines of business. Our international retail business reported growth, partially offset by reinstatement premiums expensed in connection with first quarter catastrophe activity. The global reinsurance operations reported a decline in net premiums written compared with the prior year quarter, primarily due to competitive market conditions. The Life segment reported an increase in net premiums written due primarily to the acquisition of New York Life’s Hong Kong operations.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to the Rain and Hail acquisition and growth in the international retail business and favorable foreign exchange, partially offset by reinstatement premiums expensed and less assumed loss portfolio transfers.

The following table provides a consolidated breakdown of net premiums earned by line of business:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2011	2010	Q-11 vs. Q-10	2011	2010	YTD-11 vs. YTD-10
	(in millions of U.S. dollars, except for percentages)
Property and all other	$2,075	$1,056	96%	$4,301	$2,871	50%
Casualty	1,304	1,399	(7)%	4,036	4,206	(4)%

Subtotal	3,379	2,455	38%	8,337	7,077	18%
Personal accident (A&H)	913	833	10%	2,669	2,470	8%
Life	198	134	48%	550	385	43%

Net premiums earned	$4,490	$3,422	31%	$11,556	$9,932	16%

	2011 % of total	2010 % of total		2011 % of total	2010 % of total
Property and all other	46%	31%		37%	29%
Casualty	29%	41%		35%	42%

Subtotal	75%	72%		72%	71%
Personal accident (A&H)	21%	24%		23%	25%
Life	4%	4%		5%	4%

Net premiums earned	100%	100%		100%	100%

Net investment income increased for the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to positive operating cash flows, foreign exchange, and the impact of acquisitions which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments”.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Loss and loss expense ratio	64.7%	58.2%	66.6%	59.6%
Policy acquisition cost ratio	14.8%	17.9%	15.9%	17.1%
Administrative expense ratio	10.8%	12.3%	12.7%	13.5%

Combined ratio	90.3%	88.4%	95.2%	90.2%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	64.7%	58.2%	66.6%	59.6%
Catastrophe losses and related reinstatement premiums	(3.3)%	(3.1)%	(7.1)%	(3.8)%
Prior period development	5.1%	6.6%	4.3%	5.6%

Loss and loss expense ratio, adjusted	66.5%	61.7%	63.8%	61.4%

The table below shows the impact of the catastrophe losses by segment:

Three Months Ended September 30, 2011

Catastrophe Loss Charges	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Reinstatement Premiums Paid (Collected)	Pre-tax Total	After-tax Total
	(in millions of U.S. dollars)
Net loss:
True-up of Q1 & Q2 Events	$21	$8	$2	$(22)	$9	$4
Hurricane Irene	76	19	14	(2)	107	82
Global Catastrophe Recovery	—	—	(25)	—	(25)	(25)
Other Q3 Events	22	7	3	(2)	30	25

Total	$119	$34	$(6)	$(26)	$121	$86

We experienced total net pre-tax catastrophe losses of $147 million and $704 million (before reinstatement premiums) in the three and nine months ended September 30, 2011, respectively, compared with $91 million and $315 million of net pre-tax catastrophe losses (before reinstatement premiums) in the prior year periods, respectively. The catastrophe losses incurred during the nine months ended September 30, 2011, were primarily related to earthquakes in Japan and New Zealand, storms in Australia, and severe weather related events in the U.S. including Hurricane Irene. The global catastrophe recovery in the Global Reinsurance segment is related to an industry loss warranty payment received.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $194 million and $433 million of net favorable prior period development in the three and nine months ended September 30, 2011, respectively. This compares with net favorable prior period development of $201 million and $446 million in the prior year periods, respectively. Refer to “Prior Period Development” for more information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in the three and nine months ended September 30, 2011, compared with the prior year periods. Insurance – North American reported a decline in its policy acquisition cost ratio primarily due to a shift in the mix of business toward lower acquisition cost lines of business, primarily agriculture. This favorable impact on the policy acquisition cost ratio was offset by changes in business mix and the impact of reinstatement premiums expensed, mainly within the Insurance – Overseas General segment.

Our administrative expense ratio decreased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to the growth of low expense ratio business including agriculture business in our Insurance – North American segment, partially offset by the impact of reinstatement premiums expensed mainly within the Insurance – Overseas General segment.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 123 and 32 percent in the three and nine months ended September 30, 2011, compared with 19 and 17 percent in the prior year periods, respectively. The increase in our effective income tax rate in the three and nine months ended September 30, 2011, was primarily due to realized losses on derivatives generated in lower tax-paying jurisdictions.

Prior Period Development

The favorable prior period development of $194 million and $433 million during the three and nine months ended September 30, 2011, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine.

The following table summarizes (favorable) and adverse prior period development by segment:

Three months ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2011
Insurance—North American	$(51)	$(7)	$(58)	0.4%
Insurance—Overseas General	(125)	(1)	(126)	1.7%
Global Reinsurance	(15)	5	(10)	0.4%

Total	$(191)	$(3)	$(194)	0.7%

2010
Insurance—North American	$(19)	$(16)	$(35)	0.2%
Insurance—Overseas General	(132)	15	(117)	1.8%
Global Reinsurance	(47)	(2)	(49)	2.2%

Total	$(198)	$(3)	$(201)	0.9%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Nine months ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2011
Insurance—North American	$(89)	$(75)	$(164)	1.1%
Insurance—Overseas General	(125)	(85)	(210)	3.1%
Global Reinsurance	(59)	—	(59)	2.6%

Total	$(273)	$(160)	$(433)	1.7%

2010
Insurance—North American	$(65)	$(88)	$(153)	1.0%
Insurance—Overseas General	(129)	(70)	(199)	2.9%
Global Reinsurance	(71)	(23)	(94)	4.2%

Total	$(265)	$(181)	$(446)	1.8%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American’s operations experienced net favorable prior period development of $58 million in the three months ended September 30, 2011, which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $51 million on long-tail business, including:

•

Favorable development of $43 million in our medical risk operations, primarily impacting the 2006 and prior accident years. This portfolio composed largely of excess hospital professional liability insurance, experienced continued low levels of reported and paid loss activity leading to reduced estimates of ultimate loss versus our prior review.

•

Favorable development of $26 million in our foreign casualty Controlled Master Program product affecting the 2007 and prior accident years. The paid and reported loss activity on the general liability and employers liability lines for this product were lower than expected based on our prior review, resulting in reductions in ultimate losses for these coverage lines.

•

Adverse development of $14 million in our environmental liability business unit impacting the 2005 accident year. The adverse activity was associated with a single remediation cost cap policy where we increased our estimate of ultimate losses based on remediation cost information provided by the insured in the three months ended September 30, 2011.

•

The remaining adverse development of $4 million was on long-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the three months ended September 30, 2011.

•

Net favorable development of $7 million on short-tail businesses across a number of lines and accident years, none of which was significant, related principally to updated studies that reflected the loss experience in the three months ended September 30, 2011.

Insurance – North American experienced net favorable prior period development of $35 million in the three months ended September 30, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

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

•

The remaining favorable development of $4 million was on long-tail business across a number of lines and accident years, none of which was significant, related principally to updated studies that reflect the loss experience in the three months ended September 30, 2010.

•

Net favorable development of $16 million on short-tail businesses across a number of lines and accident years, none of which was significant, related principally to updated studies that reflected the loss experience in the three months ended September 30, 2010.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $126 million in the three months ended September 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $125 million on long-tail business, including:

•

Favorable development of $245 million in casualty (primary and excess) and financial lines for accident years 2007 and prior. The findings of the detailed actuarial reviews completed in the three months ended September 30, 2011, recognized the impact of favorable loss emergence and the increased weight given to experience-based methods on maturing accident years.

•

Adverse development of $62 million in financial lines for accident years 2008-2010. A claims review completed in the three months ended September 30, 2011, of the exposure to financial fraud and subprime claims led to an increase of $20 million. The remaining development was a result of higher than expected large claim activity in accident years 2008 and 2010.

•

Adverse development of $58 million in casualty lines for accident years 2008-2010. Previously observed increasing frequency and severity trends in 2008 and 2009 within certain European countries continued into accident year 2010 and have led to $17 million of strengthening of reserves for that year. The rest of the development was primarily from large loss development across the primary and excess book.

•	Net favorable development of $1 million on short-tail business based on reserve studies completed during the three months ended September 30, 2011, none of which were significant.

Insurance – Overseas General experienced net favorable prior period development of $117 million in the three months ended September 30, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $132 million on long-tail business including:

•

Favorable development of $239 million in casualty (primary and excess) and financial lines for accident years 2006 and prior. The changes were mainly in accident years 2004-2006. The findings of the detailed actuarial reviews completed in the three months ended September 30, 2010, recognized the impact of favorable loss emergence and the increased weight given to experience-based methods on maturing accident years.

•

Adverse development of $67 million in the financial lines book for accident years 2007-2009, across multiple geographies. A claims review completed in the three months ended September 30, 2010 of the exposure to financial fraud and subprime claims concluded with increases to case estimates of $57 million following specific developments on notified claims. The remaining development arose from case strengthening on several large claims of $27 million and $17 million favorable development in attritional losses on the 2007 and 2008 accident years.

•

Adverse development of $40 million in the casualty lines for accident years 2007-2009, primarily driven by adverse frequency and severity trends within European countries ($24 million increase) and specific case development across the primary and excess books ($12 million increase).

•	Net adverse development of $15 million on short-tail business including:

•

Adverse development of $10 million in the political risk line. This change is based on a claims department review in the three months ended September 30, 2010, of a number of notices and outstanding claims. The claims were predominantly in the 2008 and 2009 accident years.

•	The remaining adverse development of $5 million on short-tail business was across a number of lines and accident years, none of which was significant.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $10 million in the three months ended September 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $15 million on long-tail business, including:

•

Favorable development of $14 million on medical malpractice business principally in treaty years 2004 to 2007. Following the reserve studies recently completed in the three months ended September 30, 2011, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in favorable development.

•	The remaining favorable development of $1 million on long-tail business was across a number of lines and accident years, none of which was significant.

•	Net adverse development of $5 million on short-tail business based on reserve studies completed during the three months ended September 30, 2011, none of which were significant.

Global Reinsurance experienced net favorable prior period development of $49 million in the three months ended September 30, 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $47 million on long-tail business including:

•

Favorable development of $27 million in the medical malpractice lines of business principally in treaty years 2002-2006, favorable development of $15 million in the professional liability/D&O line of business primarily in treaty years 2003-2007, and favorable development of $5 million in the workers’ compensation line of business primarily in treaty years 2004-2005. These developments were the result of reserve studies on these lines of business completed during the three months ended September 30, 2010, which revealed that experience has been relatively favorable compared with assumptions.

•	Net favorable development of $2 million on short-tail business based on reserve studies completed during the three months ended September 30, 2010, none of which were significant.

Segment Operating Results – Three and Nine Months Ended September 30, 2011 and 2010

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

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change

	2011	2010	Q-11 vs. Q-10	2011	2010	YTD-11 vs. YTD-10
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$2,207	$1,445	53%	$5,227	$4,278	22%
Net premiums earned	2,299	1,444	59%	5,249	4,140	27%
Losses and loss expenses	1,838	1,026	79%	4,065	2,888	41%
Policy acquisition costs	176	165	7%	455	447	2%
Administrative expenses	153	112	37%	448	407	10%

Underwriting income	132	141	(6)%	281	398	(29)%
Net investment income	291	287	1%	886	852	4%
Net realized gains (losses)	(2)	(2)	0%	8	163	(95)%
Interest expense	4	6	(33)%	11	6	83%
Other (income) expense	21	(20)	NM	8	(21)	NM
Income tax expense	120	108	11%	304	322	(6)%

Net income	$276	$332	(17)%	$852	$1,106	(23)%

Loss and loss expense ratio	80.0%	71.0%		77.4%	69.8%
Policy acquisition cost ratio	7.7%	11.4%		8.7%	10.8%
Administrative expense ratio	6.6%	7.8%		8.6%	9.8%

Combined ratio	94.3%	90.2%		94.7%	90.4%

Insurance – North American reported an increase in net premiums written for the three and nine months ended September 30, 2011 and 2010, compared with the prior year periods. For the three and nine months ended September 30, 2011, the wholesale division reported significantly higher premiums from the agriculture business due to the acquisition of Rain and Hail in December 2010. This increase was partially offset by lower wholesale casualty production due to competitive market conditions and our adherence to underwriting standards. The retail division also reported less net premiums written for the three and nine month periods ended September 30, 2011 due to lower production in many of our retail property and casualty lines reflecting competitive market conditions and our adherence to underwriting standards. These decreases were partially offset by growth in targeted classes, including A&H and certain property and professional lines. For the nine months ended September 30, 2011, written premiums for the retail division were lower than the prior year due to less assumed loss portfolio transfer business and lower construction premiums due to a large contract written last year. Our personal lines business reported higher written premiums for the three and nine months ended September 30, 2011 and 2010 reflecting growth in homeowners and automobile business, as well as other specialty offerings.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Property and all other	$323	$293	10%	$924	$873	6%
Agriculture	1,081	173	NM	1,515	306	NM
Casualty	816	903	(10)%	2,571	2,742	(6)%
Personal accident (A&H)	79	75	5%	239	219	9%

Net premiums earned	$2,299	$1,444	59%	$5,249	$4,140	27%

	2011 % of Total	2010 % of Total		2011 % of Total	2010 % of Total
Property and all other	14%	20%		18%	21%
Agriculture	47%	12%		29%	8%
Casualty	36%	63%		49%	66%
Personal accident (A&H)	3%	5%		4%	5%

Net premiums earned	100%	100%		100%	100%

Insurance – North American reported an increase in net premiums earned in the three and nine months ended September 30, 2011, compared with the prior year periods. This increase was primarily attributable to higher wholesale premiums from agriculture business due to the acquisition of Rain and Hail in December 2010 and, to a lesser extent, growth in program business for the wholesale unit. The retail businesses generated lower net earned premiums mainly in the property and casualty risk lines of business reflecting lower writings in these lines due to adherence to underwriting standards and from less assumed loss portfolio transfer premiums for the three and nine months ended September 30, 2011. These decreases were partially offset by growth in certain professional risk and A&H lines of business. Net premiums earned for the personal lines business increased for the three and nine months ended September 30, 2011 due to continued expansion of the ACE Private Risk Service product offerings.

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	80.0%	71.0%	77.4%	69.8%
Catastrophe losses and related reinstatement premiums	(5.0)%	(1.0)%	(5.9)%	(3.0)%
Prior period development	2.6%	2.4%	3.2%	4.7%

Loss and loss expense ratio, adjusted	77.6%	72.4%	74.7%	71.5%

Insurance – North American’s net catastrophe losses, excluding reinstatement premiums, in the three and nine months ended September 30, 2011 were $119 million and $305 million, compared with $17 million and $122 million in the prior year periods. Catastrophe losses for the three and nine months ended September 30, 2011 were from severe weather-related events in the U.S. including Hurricane Irene. In addition, for the nine months ended September 30, 2011, catastrophe losses included flooding in the Midwest and exposures from the Japan earthquake. The catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S. and, to a lesser extent, earthquakes in Haiti and Chile. Insurance – North American experienced net favorable prior period development of $58 million and $164 million in the three and nine months ended September 30, 2011. This compares with net favorable prior period development of $35 million and $153 million in the prior year periods. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio increased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to the increase in agriculture business, which is written at higher loss ratios than other types of business, partially offset by lower assumed loss portfolio business for the nine months ended September 30, 2011.

Insurance – North American’s policy acquisition cost ratio decreased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily reflecting a shift in the mix of business toward lower acquisition cost lines of business, primarily agriculture. Partially offsetting the growth in the low expense ratio agriculture business was targeted growth in several higher acquisition ratio lines of business, including personal and professional business, as well as commercial risk program business and fewer premiums from lower expense ratio business, including national account business. Insurance – North American’s administrative expense ratio decreased in the three and nine months ended September 30, 2011 primarily due to the growth of low expense ratio business including agriculture business. These decreases were partially offset by lower net results for ESIS ($8 million and $21 million for the three and nine months ended September 30, 2011 compared with $52 million and $78 million for the prior year periods). ESIS is our third-party claims administration business, which we include in administrative expenses. In the three and nine months ended September 30, 2010, ESIS was engaged in the administration role for claims generated by the Deepwater Horizon oil leak catastrophe.

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

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,432	$1,205	19%	$4,346	$3,927	11%
Net premiums earned	1,503	1,321	14%	4,254	3,835	11%
Losses and loss expenses	683	605	13%	2,278	1,950	17%
Policy benefits	—	—	NM	—	4	NM
Policy acquisition costs	370	326	13%	1,030	905	14%
Administrative expenses	237	204	16%	703	613	15%

Underwriting income	213	186	15%	243	363	(33)%
Net investment income	138	118	17%	407	347	17%
Net realized gains (losses)	1	32	(97)%	(18)	102	NM
Interest expense	2	—	NM	4	—	NM
Other (income) expense	10	(4)	NM	3	(5)	NM
Income tax expense	56	63	(11)%	115	136	(15)%

Net income	$284	$277	3%	$510	$681	(25)%

Loss and loss expense ratio	45.4%	45.8%		53.6%	50.9%
Policy acquisition cost ratio	24.7%	24.7%		24.2%	23.6%
Administrative expense ratio	15.8%	15.5%		16.5%	16.0%

Combined ratio	85.9%	86.0%		94.3%	90.5%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	Three Months Ended September 30, 2011
	P&C	A&H	Total
Net premiums written:
Growth in original currency	10.0%	6.3%	8.4%
Foreign exchange effect	9.5%	11.3%	10.3%

Growth as reported in U.S. dollars	19.5%	17.6%	18.7%

Net premiums earned:
Growth in original currency	4.2%	4.3%	4.2%
Foreign exchange effect	8.5%	11.3%	9.6%

Growth as reported in U.S. dollars	12.7%	15.6%	13.8%

Insurance – Overseas General’s net premiums written increased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to growth in our international retail operations and the acquisition of Jerneh Insurance Berhad in December 2010. In addition, the increase in net premiums written in the nine months ended September 30, 2011 were partially offset by reinstatement premiums expensed in connection with the first quarter 2011 catastrophe activity. In the three and nine months ended September 30, 2011 our international retail businesses reported growth of 12 percent and 10 percent, respectively, with growth reported in all regions, primarily in Asia Pacific and Latin America. In the three months ended September 30, 2011, P&C, A&H and personal lines each reported double-digit growth. In the nine months ended September 30, 2011, A&H and personal lines each reported double-digit growth. Our London wholesale business unit reported growth in net premiums written in the three and nine months ended September 30, 2011, compared with the prior year periods, of four percent and two percent, respectively. Refer to the table above for the impact of foreign exchange on net premiums written and earned.

Insurance – Overseas General’s net premiums earned increased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to the growth in the international retail operations and favorable foreign exchange impact. In addition, the increase in net premiums earned in the nine months ended September 30, 2011 were partially offset by lower wholesale writings and increased reinstatement premiums expensed in connection with first quarter 2011 catastrophe activity. On a constant dollar basis, net premiums earned increased due to growth in P&C and A&H production in our international retail operations.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$553	$457	21%	$1,517	$1,301	17%
Casualty	366	358	2%	1,056	1,052	0%
Personal accident (A&H)	584	506	15%	1,681	1,482	13%

Net premiums earned	$1,503	$1,321	14%	$4,254	$3,835	11%

Region
Europe	$614	$582	5%	$1,723	$1,680	3%
Asia Pacific	290	202	44%	827	608	36%
Far East	135	119	13%	384	337	14%
Latin America	287	232	24%	802	666	20%

	1,326	1,135	17%	3,736	3,291	14%
ACE Global Markets	177	186	(5)%	518	544	(5)%

Net premiums earned	$1,503	$1,321	14%	$4,254	$3,835	11%

	Three Months Ended September 30			Nine Months Ended September 30
	2011 % of Total	2010 % of Total		2011 % of Total	2010 % of Total
Line of Business
Property and all other	37%	35%		36%	34%
Casualty	24%	27%		25%	27%
Personal accident (A&H)	39%	38%		39%	39%

Net premiums earned	100%	100%		100%	100%

Region
Europe	41%	44%		41%	44%
Asia Pacific	19%	15%		19%	16%
Far East	9%	9%		9%	9%
Latin America	19%	18%		19%	17%

	88%	86%		88%	86%
ACE Global Markets	12%	14%		12%	14%

Net premiums earned	100%	100%		100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	45.4%	45.8%	53.6%	50.9%
Catastrophe losses and related reinstatement premiums	(1.8)%	(2.1)%	(6.0)%	(3.1)%
Prior period development	8.5%	8.8%	4.9%	5.1%

Loss and loss expense ratio, adjusted	52.1%	52.5%	52.5%	52.9%

Net catastrophe losses, excluding reinstatement premiums, in the three and nine months ended September 30, 2011 were $34 million and $231 million, compared with $25 million and $107 million in the prior year periods. The catastrophe losses in the three and nine months ended September 30, 2011 included earthquakes in New Zealand and Japan and storms in the U.S. and Australia. The catastrophe losses for the three and nine months ended September 30, 2010 were primarily related to earthquakes in Chile and Mexico, and storms in Australia and Europe. Insurance – Overseas General experienced net favorable prior period development of $126 million and $210 million in the three and nine months ended September 30, 2011 compared with $117 million and $199 million in the prior year periods, respectively. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio was flat in the three months ended September 30, 2011, compared with the prior year period, and increased slightly in the nine months ended September 30, 2011, compared with the prior year period, primarily due to the impact of catastrophe-related reinstatement premiums expensed and changes in mix of business. Insurance – Overseas General’s administrative expense ratio increased in the three and nine months ended September 30, 2011, compared to prior year periods, primarily due to the impact of reinstatement premiums expensed and reduced wholesale net earned premiums.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$250	$272	(8)%	$847	$932	(9)%
Net premiums earned	240	271	(11)%	754	803	(6)%
Losses and loss expenses	94	137	(31)%	485	391	24%
Policy acquisition costs	50	51	(2)%	143	153	(7)%
Administrative expenses	12	14	(14)%	38	41	(7)%

Underwriting income	84	69	22%	88	218	(60)%
Net investment income	70	71	(1)%	213	213	—
Net realized gains (losses)	(29)	10	NM	(56)	69	NM
Interest expense	—	—	NM	1	—	NM
Other (income) expense	7	(10)	NM	2	(16)	NM
Income tax expense	7	12	(42)%	25	31	(19)%

Net income	$111	$148	(25)%	$217	$485	(55)%

Loss and loss expense ratio	39.2%	50.4%		64.3%	48.7%
Policy acquisition cost ratio	20.6%	19.0%		18.9%	19.0%
Administrative expense ratio	5.6%	4.9%		5.2%	5.1%

Combined ratio	65.4%	74.3%		88.4%	72.8%

Global Reinsurance reported a decrease in net premiums written in the three and nine months ended September 30, 2011, compared with prior year periods, primarily due to competitive market conditions as well as a reversal of premium on loss sensitive treaties resulting from favorable prior period loss development.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Property and all other	$47	$62	(24)%	$132	$179	(26)%
Casualty	122	138	(12)%	409	412	(1)%
Property catastrophe	71	71	—	213	212	—

Net premiums earned	$240	$271	(11)%	$754	$803	(6)%

	2011 % of Total	2010 % of Total		2011 % of Total	2010 % of Total
Property and all other	20%	23%		18%	22%
Casualty	50%	51%		54%	51%
Property catastrophe	30%	26%		28%	27%

Net premiums earned	100%	100%		100%	100%

Global Reinsurance’s net premiums earned decreased in the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to consecutive annual net decreases in production.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on this segment’s loss and loss expense ratio:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Loss and loss expense ratio, as reported	39.2%	50.4%	64.3%	48.7%
Catastrophe losses and related reinstatement premiums	2.7%	(18.3)%	(21.9)%	(10.6)%
Prior period development	7.2%	18.1%	8.8%	11.8%

Loss and loss expense ratio, adjusted	49.1%	50.2%	51.2%	49.9%

Global Reinsurance recorded net catastrophe (gains)/losses, excluding reinstatement premiums, of $(6) million and $168 million in the three and nine months ended September 30, 2011, respectively, compared with net catastrophe losses of $49 million and $86 million in the prior year periods, respectively. The catastrophe gains in the three months ended September 30, 2011, were primarily related to an industry loss warranty recovery payment received partially offset by losses related to Hurricane Irene and the storms in Australia and the Netherlands. The catastrophe losses in the nine months ended September 30, 2011 were primarily related to earthquakes in Japan and New Zealand, natural catastrophes in Australia and other severe weather related events in the U.S. The catastrophe losses for the prior year periods were primarily related to storms in Australia and New Zealand. Global Reinsurance experienced net favorable prior period development of $10 million and $59 million in the three and nine months ended September 30, 2011, respectively (both of which are net of $13 million of unfavorable premium adjustments to loss sensitive treaties). This compares with net favorable prior period development of $49 million and $94 million in the three and nine months ended September 30, 2010, respectively. Refer to “Prior Period Development” for more information. The decrease in the adjusted loss and loss expense ratio for the three months ended September 30, 2011 is due to the favorable impact of the mix of business earned partially offset by unexpected large losses. The increase in the adjusted loss and loss expense ratio for the nine months ended September 30, 2011 was due to additional earnings in 2011 on a worker’s compensation treaty and a medical malpractice LPT (“Loss Portfolio Transfer”), both with high loss ratios partially offset by the favorable impact of the mix of business earned.

Global Reinsurance’s policy acquisition cost ratio increased for the three months ended September 30, 2011, compared with the prior year period due to the impact of adverse premium adjustments related to favorable prior period development and the mix of business earned. The policy acquisition cost ratio was flat for the nine months ended September 30, 2011, compared with the prior year period as the impact of the lower commission in our U.S. operations, primarily due to a new workers’ compensation treaty and medical malpractice LPT which did not generate acquisition costs and the favorable impact of the change in the mix of earnings were completely offset by unfavorable commission accruals, reductions in catastrophe retrocession profit commissions and the impact of unfavorable premium adjustments on loss sensitive treaties without the related benefit to acquisition costs. The administrative expense ratio increased for the three months ended September 30, 2011, compared with the prior year period, primarily as a result of the strengthening of the Euro, the British pound and the Canadian dollar against the U.S. dollar. The administrative expense ratio was flat for the nine months ended September 30, 2011, compared with the prior year period.

Life

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), the acquired business of New York Life’s Korea operations and Hong Kong operations, and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income, which includes net investment income and gains (losses) from separate account assets that do not qualify for separate account reporting under generally accepted accounting principles (GAAP).

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$454	$373	22%	$1,322	$1,149	15%
Net premiums earned	448	386	16%	1,299	1,154	13%
Losses and loss expenses	130	119	9%	405	379	7%
Policy benefits	83	93	(11)%	282	263	7%
Losses from separate account assets(1)	39	—	NM	39	—	NM
Policy acquisition costs	70	65	8%	197	192	3%
Administrative expenses	77	59	31%	217	171	27%
Net investment income	60	43	40%	165	129	28%

Life underwriting income	109	93	17%	324	278	17%
Net realized gains (losses)	(732)	(85)	NM	(813)	(197)	NM
Interest expense	3	—	NM	9	—	NM
Other (income) expense(1)	8	5	60%	21	11	91%
Income tax expense	13	16	(19)%	40	46	(13)%

Net income (loss)	$(647)	$(13)	NM	$(559)	$24	NM

(1)

Losses from separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income. Refer to Note 10 to the Consolidated Financial Statements for more information.

The following table provides a line of business breakdown of life net premiums written:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
			Q-11 vs. Q-10			YTD-11 vs. YTD-10
	2011	2010		2011	2010
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$86	$83	4%	$260	$268	(3)%
Life insurance	123	47	162%	320	125	156%
A&H	245	243	1%	742	756	(2)%

Life net premiums written	$454	$373	22%	$1,322	$1,149	15%

Life insurance net premiums written increased for the three and nine months ended September 30, 2011, compared with the prior year periods, primarily due to the acquisition of New York Life’s Korea operations and Hong Kong operations. Life reinsurance net premiums written increased for the three months ended September 30, 2011, compared to prior year period, due to a one time true up in the third quarter 2010 and decreased for the nine months ended September 30, 2011, compared to the prior year period, because there is no new life reinsurance business currently being written. A&H net premiums written were flat for the three months ended September 30, 2011, compared to the prior year period, and decreased for the nine months ended September 30, 2011, compared to the prior year period, due to the effects of the economy resulting in lower new business.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three and nine month periods ended September 30, 2011, realized losses were associated with an increased value of GLB liabilities due to falling interest rates and equity levels partially offset by an increase in the value of the derivative instruments, which increase in value when the S&P 500 Index decreases.

Other Income and Expense Items

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Losses from separate account assets	$39	$—	$39	$—
Equity in net (income) loss of partially-owned entities	23	(40)	(17)	(63)
Federal excise and capital taxes	6	4	16	10
Amortization of intangible assets	7	2	20	9
Noncontrolling interest expense	—	4	2	13
Other	12	5	22	5

Other (income) expense	$87	$(25)	$82	$(26)

Other (income) expense includes losses for separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in policy benefits. Additionally, other (income) expense includes our equity in net (income) of investment funds, limited partnerships, partially-owned investment companies, Huatai Insurance Company of China, Limited, and Huatai Life Insurance Company of China, Limited, which are included in equity in net income of partially-owned entities. Other (income) expense also includes certain federal excise and capital taxes incurred as a result of capital management initiatives. These transactions are considered capital in nature and are excluded from underwriting results.

Net Investment Income

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Fixed maturities	$555	$519	$1,646	$1,550
Short-term investments	10	9	36	23
Equity securities	10	5	28	16
Other	10	11	39	27

Gross investment income	585	544	1,749	1,616
Investment expenses	(21)	(28)	(72)	(78)

Net investment income	$564	$516	$1,677	$1,538

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased nine percent in both the three and nine months ended September 30, 2011, compared with the prior year periods. Net investment income resulted from positive operating cash flows, foreign exchange, private equity fund distributions, and a higher overall average invested asset base from acquisitions, partially offset by lower yields on new investments and short-term securities. The investment portfolio’s average market yield on fixed maturities was 3.2 percent both at September 30, 2011 and 2010. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date. The yield on short-term investments reflects the global nature of our insurance operations (1.5 percent - 2.0 percent yield). For example, yields on short-term investments in Malaysia, China, Korea, and Mexico range from 3.0 percent to 4.25 percent. The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity (5.5 percent - 6.0 percent yield). The strategic emerging debt portfolio represents approximately two-thirds of our equity securities portfolio.

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

The following tables present our pre-tax net realized and unrealized gains (losses) for the periods indicated:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$20	$81	$101	$113	$795	$908
Fixed income derivatives	(89)	—	(89)	(1)	—	(1)

Total fixed maturities	(69)	81	12	112	795	907

Public equity	(2)	(59)	(61)	7	14	21
Other	(5)	(4)	(9)	(8)	20	12

Subtotal	(76)	18	(58)	111	829	940

Derivatives
Fair value adjustment on insurance derivatives	(926)	—	(926)	50	—	50
S&P put option and futures	220	—	220	(110)	—	(110)
Fair value adjustment on other derivatives	2	—	2	(14)	—	(14)

Subtotal derivatives	(704)	—	(704)	(74)	—	(74)

Foreign exchange gains (losses)	20	—	20	(87)	—	(87)

Total gains (losses)	$(760)	$18	$(742)	$(50)	$829	$779

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$143	$244	$387	$271	$1,626	$1,897
Fixed income derivatives	(157)	—	(157)	23	—	23

Total fixed maturities	(14)	244	230	294	1,626	1,920

Public equity	9	(51)	(42)	84	(41)	43
Other	(10)	2	(8)	(16)	72	56

Subtotal	(15)	195	180	362	1,657	2,019

Derivatives
Fair value adjustment on insurance derivatives	(925)	—	(925)	(154)	—	(154)
S&P put option and futures	152	—	152	(26)	—	(26)
Fair value adjustment on other derivatives	(1)	—	(1)	(19)	—	(19)

Subtotal derivatives	(774)	—	(774)	(199)	—	(199)

Foreign exchange gains (losses)	(89)	—	(89)	(36)	—	(36)

Total gains (losses)	$(878)	$195	$(683)	$127	$1,657	$1,784

The following tables present a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(19)	$39	$20	$(19)	$132	$113
Equity securities	(1)	(1)	(2)	—	7	7
Other	—	(5)	(5)	—	(8)	(8)

Total investment portfolio gains (losses)	$(20)	$33	$13	$(19)	$131	$112

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities and short-term investments	$(28)	$171	$143	$(42)	$313	$271
Equity securities	(1)	10	9	—	84	84
Other	(3)	(8)	(11)	(13)	(3)	(16)

Total investment portfolio gains (losses)	$(32)	$173	$141	$(55)	$394	$339

Our net realized gains (losses) for the three and nine months ended September 30, 2011, included write-downs of $20 million and $32 million, respectively, as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $19 million and $55 million for the three and nine months ended September 30, 2010, respectively.

At September 30, 2011, our investment portfolios held by U.S. legal entities included approximately $139 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $49 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $21 million at September 30, 2011. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating service Standard and Poor’s (S&P)/Moody’s Investor Service (Moody’s). This average credit quality rating reflects the recent downgrade by S&P of the credit rating of securities issued by the U.S. government. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Our Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years both at September 30, 2011 and December 31, 2010. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.9 billion at September 30, 2011.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2011		December 31, 2010
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$41,577	$40,334	$37,539	$36,542
Fixed maturities held to maturity	8,873	8,731	9,461	9,501
Short-term investments	2,376	2,376	1,983	1,983

	52,826	51,441	48,983	48,026
Equity securities	621	647	692	666
Other investments	2,194	1,970	1,692	1,511

Total investments	$55,641	$54,058	$51,367	$50,203

The fair value of our total investments increased $4.3 billion during the nine months ended September 30, 2011, primarily due to the investing of operating cash flows and the acquisition of New York Life’s Korea operations and Hong Kong operations.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2011 and December 31, 2010. The first table lists investments according to type and the second according to S&P credit rating.

	September 30, 2011		December 31, 2010
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,060	4%	$2,075	4%
Agency	1,640	3%	2,015	4%
Corporate and asset-backed securities	16,803	32%	15,900	33%
Mortgage-backed securities	13,821	26%	12,362	25%
Municipal	2,741	5%	2,449	5%
Non-U.S.	13,385	25%	12,199	25%
Short-term investments	2,376	5%	1,983	4%

Total	$52,826	100%	$48,983	100%

AAA	$9,495	18%	$23,718	48%
AA	21,105	40%	4,714	10%
A	9,923	19%	8,482	17%
BBB	5,883	11%	5,487	11%
BB	3,588	7%	3,357	7%
B	2,197	4%	2,393	5%
Other	635	1%	832	2%

Total	$52,826	100%	$48,983	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. As of September 30, 2011, one state, including political subdivisions and other municipal issuers within the state, represented approximately 21 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 57 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 39 percent and 61 percent between general obligation and special revenue bonds, respectively.

The table below summarizes the market value of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2011:

Market Value
(in millions of U.S. dollars)
United Kingdom	$1,102
Canada	935
Republic of Korea	415
Japan	410
Germany	328
Province of Ontario	235
Federative Republic of Brazil	205
France	170
Swiss Confederation	152
Province of Quebec	141
Kingdom of Thailand	132
Federation of Malaysia	122
State of Queensland	110
Commonwealth of Australia	100
People’s Republic of China	93
United Mexican States	86
State of New South Wales	67
Taiwan	54
State of Victoria	49
Republic of Austria	45
Arab Republic of Egypt	41
State of Qatar	38
Dominion of New Zealand	37
Province of Manitoba	35
Province of British Columbia	33
Other Non-U.S. Government	450

Non-U.S. Government Securities	5,585
Eurozone Non-U.S. Corporate
(excluding United Kingdom)	2,391
Other Non-U.S. Corporate	5,409

Total	$13,385

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 80 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Our corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system.

The table below summarizes the market value of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at September 30, 2011:

	Market Value (in millions of U.S. dollars)
	Bank	Financial	Industrial	Utility	Total
Netherlands	$188	$145	$230	$129	$692
France	151	39	98	137	425
Germany	285	22	62	8	377
Luxembourg	27	1	228	93	349
Euro Supranational	209	—	—	—	209
Spain	57	4	56	6	123
Ireland	21	—	74	19	114
Italy	32	1	15	2	50
Austria	21	—	4	—	25
Finland	7	—	3	3	13
Belgium	—	—	12	1	13
Portugal	—	—	1	—	1

Eurozone Non-U.S. Corporate Securities	$998	$212	$783	$398	$2,391

The table below summarizes the market value of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at September 30, 2011:

Market Value
(in millions of U.S. dollars)
European Investment Bank	$189
KFW	173
Rabobank Nederland NV	95
Deutsche Bank AG	47
BNP Paribas SA	35
Credit Agricole Groupe	32
Bank Nederlandse Gemeenten	30
Intesa Sanpaolo SpA	26
Banco Santander SA	25
Groupe BPCE	25

The table below summarizes the market value of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at September 30, 2011:

Market Value
(in millions U.S. dollars)
ING Groep NV	$82
EDF SA	79
Deutsche Telekom AG	73
Royal Dutch Shell PLC	62
Telecom Italia SpA	50
Telefonica SA	46
Intelsat SA	45
Gazprom OAO	42
France Telecom SA	36
ArcelorMittal	36

The table below summarizes our largest exposures to corporate bonds by market value at September 30, 2011:

Market Value
(in millions of U.S. dollars)
JP Morgan Chase & Co	$453
General Electric Co	436
Citigroup Inc	359
Morgan Stanley	327
Goldman Sachs Group Inc/The	316
Verizon Communications Inc	314
Bank of America Corp	302
AT&T INC	259
Wells Fargo & Co	222
HSBC Holdings Plc	208
Lloyds Banking Group Plc	208
Comcast Corp	169
Kraft Foods Inc	166
Royal Bank of Scotland Group PLC	160
Credit Suisse Group	148
Time Warner Cable Inc	146
ConocoPhillips	132
American Express Co	120
Pfizer Inc	119
Enterprise Products Partners LP	118
Dominion Resources Inc/VA	115
BP PLC	115
Anheuser-Busch InBev NV	114
Barclays PLC	112
UBS AG	111

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at September 30, 2011, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency residential mortgage-backed (RMBS)	$—	$11,550	$—	$—	$—	$11,550
Non-agency RMBS	250	41	14	22	573	900
Commercial mortgage-backed	1,333	22	13	3	—	1,371

Total mortgage-backed securities	$1,583	$11,613	$27	$25	$573	$13,821

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency residential mortgage-backed (RMBS)	$—	$11,110	$—	$—	$—	$11,110
Non-agency RMBS	259	45	16	24	719	1,063
Commercial mortgage-backed	1,281	19	13	3	—	1,316

Total mortgage-backed securities	$1,540	$11,174	$29	$27	$719	$13,489

Our mortgage-backed securities are rated predominantly AA and comprise approximately 26 percent of our fixed income portfolio. This compares with a 35 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the third quarter of 2011. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 93 percent of our total RMBS portfolio. With respect to our non-agency RMBS, these are backed primarily by prime collateral and are broadly diversified in over 130,000 loans. This portfolio’s loan-to-value ratio is approximately 69 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of nine percent, the cumulative 5-year foreclosure rate would have to rise to 13 percent and real estate values would have to fall 12 percent from their current levels, before principal is impaired. The current foreclosure rate of our non-agency RMBS portfolio is nine percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 15,000 loans, and 64 percent of the portfolio was issued before 2006 and 23 percent of the portfolio issued after 2009. The average loan-to-value ratio is approximately 67 percent with a debt service coverage ratio in excess of 1.6 and weighted-average subordinated collateral of 32 percent. The cumulative foreclosure rate would have to rise to 42 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at the end of the third quarter of 2011 was approximately 2.5 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At September 30, 2011, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 11 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 700 issuers, with the greatest single exposure being $74 million.

We manage high yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized mortgage obligations) are not permitted in the high-yield portfolio.

Reinsurance recoverable on ceded reinsurance

The composition of our reinsurance recoverable is as follows:

	September 30 2011	December 31 2010
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$12,042	$12,149
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	795	722

Net reinsurance recoverable on losses and loss expenses	$12,837	$12,871

Reinsurance recoverable on policy benefits	$248	$281

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of collateral. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to favorable prior period development on ceded reserves and a reduction in ceded reserve estimates related to the Japan earthquake, partially offset by increases due to seasonal crop activity.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date (IBNR may also include a provision for additional development on reported claims in instances where the case reserve is viewed to be potentially insufficient). Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At September 30, 2011, our gross unpaid loss and loss expense reserves were $38.5 billion and our net unpaid loss and loss expense reserves were $26.4 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net discounted reserves of $66 million.

The table below presents a roll-forward of our unpaid losses and loss expenses for the nine months ended September 30, 2011.

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2010	$37,391	$12,149	$25,242
Losses and loss expenses incurred	9,779	2,545	7,234
Losses and loss expenses paid	(8,943)	(2,748)	(6,195)
Other (including foreign exchange translation)	249	96	153

Balance at September 30, 2011	$38,476	$12,042	$26,434

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves:

	September 30, 2011			December 31, 2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$15,625	$6,267	$9,358	$16,899	$5,951	$10,948
IBNR reserves	22,851	5,775	17,076	20,492	6,198	14,294

Total	$38,476	$12,042	$26,434	$37,391	$12,149	$25,242

Asbestos and Environmental (A&E) and Other Run-off Liabilities

There was no unexpected A&E reserve activity during the nine months ended September 30, 2011. For more information on our A&E exposure, refer to our 2010 Form 10-K.

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

At September 30, 2011, our Level 3 assets represented four percent of our assets that are measured at fair value and two percent of our total assets. Our Level 3 liabilities represented 100 percent of our liabilities that are measured at fair value and two percent of our total liabilities at September 30, 2011. During the three and nine months ended September 30, 2011, we transferred $24 million and $70 million, respectively, out of our Level 3 assets. Refer to Note 5 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the three and nine months ended September 30, 2011 and 2010.

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

Based on our first, second, and third quarter 2011 review, no changes were made to actuarial or behavior assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $6.2 million, in 2011. In 2010, changes were made to the VA valuation model that individually both increased and decreased our fair value liability. The aggregate result of these changes decreased our realized loss by $207 million, down to a loss of $158 million, inclusive of the benefits realized on derivative hedge instruments held.

During the three and nine months ended September 30, 2011, we recorded realized losses of $952 million and $969 million, respectively, due to increasing net fair value of reported GLB reinsurance liabilities resulting substantially from declining equity markets and falling interest rates. This excludes realized gains of $220 million and $152 million during the three and nine months ended September 30, 2011 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to “Net Realized Gains (Losses)” for a breakdown of the realized gains on GLB reinsurance and the realized losses on the derivatives for the three and nine months ended September 30, 2011 and 2010.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $111 million and $21 million at September 30, 2011, and December 31, 2010, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
2011 and prior	1%
2012	7%
2013	23%
2014	18%
2015	5%
2016	5%
2017	19%
2018 and after	22%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$23	$26	$74	$81
Less paid claims	24	32	73	93

Net	$(1)	$(6)	$1	$(12)

Living Benefits (Includes GMIB and GMAB)
Premium	$41	$41	$123	$121
Less paid claims	1	1	3	2

Net	$40	$40	$120	$119

Total VA Guaranteed Benefits
Premium	$64	$67	$197	$202
Less paid claims	25	33	76	95

Net	$39	$34	$121	$107

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $144 million of claims and $87 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)

Our GLB’s predominantly include premiums and claims from VA contracts reinsuring GMIB and Guaranteed Minimum Accumulation Benefits (GMAB). Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $1 million of claims and $155 million of premium on living benefits over the next 12 months.

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

Catastrophe management

We continue to closely monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at July 1, 2011.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at September 30, 2011, and 2010. The table also shows corresponding pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at September 30, 2011. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.3 billion (or five percent of our total shareholders’ equity at September 30, 2011). We estimate that at such hypothetical loss levels, aggregate industry losses would be approximately $138.1 billion.

	U.S. Hurricanes				California Earthquakes
	September 30, 2011			September 30, 2010	September 30, 2011			September 30, 2010
Modeled Annual Aggregate Net PML		% of Total Shareholders’ Equity	Industry	ACE		% of Total Shareholders’ Equity	Industry	ACE
	ACE				ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,295	5%	$138,071	$1,159	$804	3%	$36,832	$792
1-in-250	$1,739	7%	$200,258	$1,531	$954	4%	$58,103	$906

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

There were no significant changes to ACE’s coverage under its Property Catastrophe Program for North America during the third quarter, other than our purchase of 50% of a $200 million layer excess of $1.1 billion that covers the same perils as our core program except it excludes the peril of earthquake. This layer incepted on August 15, 2011 and expires December 31, 2011. With respect to our International Property Catastrophe Program, we renewed our core program for the period from July 1, 2011 through June 30, 2012 with limits similar to the expiring core program, except that we retained, in large part, the $75 - $150 million loss layer.

Crop insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through an MGA subsidiary of Rain and Hail. On December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail not previously owned by us. Prior to this transaction, ACE owned approximately 20 percent of the outstanding common stock of Rain and Hail. Accordingly, the three and nine months ended September 30, 2011 includes the results of Rain and Hail.

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

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2011. Should the need arise, we generally have access to the capital markets and available credit facilities. In addition, we participate in a notional multicurrency pool (Pool) with a third-party bank to effectively manage our cash on a global basis. The Pool allows us to optimize investment income by avoiding portfolio disruptions. See Note 12 to the Consolidated Financial Statements for more information. At September 30, 2011, our available credit lines totaled $2.4 billion and usage to support issued letters of credit was $1.3 billion. This compares with available credit lines of $2.4 billion and usage of $1.8 billion at December 31, 2010. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at September 30, 2011. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Subsequent to September 30, 2011, we posted additional collateral of approximately $600 million primarily related to our variable annuity reinsurance business in the form of letters of credit. Refer to “Credit Facilities” in our 2010 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2011, we were able to meet all of our obligations, including the payments of dividends declared on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions, as well as the subsidiary’s financial condition, are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. During the nine months ended September 30, 2011, ACE Limited received dividends from its Bermuda subsidiaries of $500 million. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the nine months ended September 30, 2010.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global

Markets is subject to regulations promulgated by the Society of Lloyd’s. During the nine months ended September 30, 2011, ACE Limited received dividends from ACE Global Markets of $180 million. ACE Limited did not receive any dividends from ACE Global Markets during the nine months ended September 30, 2010.

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

ACE Limited did not receive any dividends from ACE INA during the nine months ended September 30, 2011 and 2010. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2011 and 2010.

Our consolidated net cash flows from operating activities were $3.0 billion in the nine months ended September 30, 2011, compared with $2.8 billion in the prior year period. Net loss and loss expenses paid were $6.2 billion in the nine months ended September 30, 2011, compared with $5.5 billion in the prior year period. Operating cash flow increased in the nine months ended September 30, 2011, in part due to an increase in net loss and loss expense balances during the period and to $284 million of cash collateral received related to a large insurance transaction, net of collateral returned, partially offset by net payments of insurance and reinsurance balances. Some or all of the cash collateral may change to non-cash collateral, which would ultimately result in a reduction in future operating cash flows.

MPCI products are seasonal and produce the strongest written premium volume during the second and third quarters. Premium monies are retained in a fund held by the Federal government as the policies are written and are reported as Insurance and Reinsurance Balances Receivable. This asset is reduced for claim payments, typically made during the third and fourth quarters, and the residual underwriting profit when collected by ACE ten months after the end of the fiscal year. This trend results in higher receivables from the Federal government until they are settled.

Our consolidated net cash flows used for investing activities were $2.5 billion in the nine months ended September 30, 2011, compared with $2.7 billion in the prior year period. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities and for 2011, included the acquisition of New York Life’s Korea operations and Hong Kong operations.

Our consolidated net cash flows used for financing activities were $478 million in the nine months ended September 30, 2011, compared with $282 million in the prior year. Financing cash flows included $168 million for share repurchases in the current period, with no share repurchases in the prior year period.

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

From time to time, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs. We use these instruments to address short-term cash timing differences without disrupting our investment portfolio holdings, and we settle the transactions with future operating cash flows. At September 30, 2011, there were $1.3 billion in reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	September 30 2011	December 31 2010
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,250	$1,300
Long-term debt	3,360	3,358

Total debt	4,610	4,658
Trust preferred securities	309	309
Total shareholders’ equity	23,750	22,974

Total capitalization	$28,669	$27,941

Ratio of debt to total capitalization	16.1%	16.7%
Ratio of debt plus trust preferred securities to total capitalization	17.2%	17.8%

The following table reports the significant movements in our shareholders’ equity for the nine months ended September 30, 2011.

September 30, 2011
(in millions of U.S. dollars)
Balance at December 31, 2010	$22,974
Net income	835
Dividends declared on Common Shares	(349)
Change in net unrealized appreciation on investments, net of tax	127
Repurchase of shares	(100)
Change in net cumulative translation, net of tax	119
Other movements, net of tax	144

Balance at September 30, 2011	$23,750

In August 2011, our Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase approved in November 2010. Under the November 2010 authorization, we had purchased $303 million of ACE’s common shares as of December 31, 2010. During the nine months ended September 30, 2011, we repurchased $100 million of Common Shares in a series of open market transactions. At September 30, 2011, $500 million in share repurchase authorization remained through December 31, 2012 pursuant to the November 2010 and August 2011 Board authorizations.

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

Shareholders of record as of:	Dividends paid as of:
December 16, 2010	January 11, 2011	$0.33 (CHF 0.32)
April 1, 2011	April 22, 2011	$0.33 (CHF 0.30)
June 30, 2011	July 21, 2011	$0.35 (CHF 0.29)
September 30, 2011	October 21, 2011	$0.35 (CHF 0.31)

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

Beginning January 1, 2011, Swiss tax law allows the payment of dividends out of capital contributions reserves, a subaccount of legal reserves, without such dividends being subject to Swiss withholding taxes. Thus, distributions to shareholders from capital contributions reserves have obtained the same tax-privileged status as distributions to shareholders by way of par value distribution on our common shares. At our May 2011 Annual General Meeting, the shareholders approved a dividend for the following year from our capital contributions reserves. This dividend is of an aggregate CHF amount equal to $1.40 per share, payable in four installments, provided that each CHF installment will be adjusted pursuant to a dividend cap formula similar to the one previously used for par value distributions as described earlier in this section.

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

At September 30, 2011, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit above average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the nine months ended September 30, 2011, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at September 30, 2011, has averaged less than 1/3 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending September 30, 2011.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below show the sensitivity, at September 30, 2011, of the benefit reserves and FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in benefit reserves	$123	$27	$(102)	$(272)	$(491)	$(779)
	(Increase)/decrease in FVL	604	395	169	(61)	(283)	(474)
	Increase/(decrease) in hedge value	(140)	(7)	129	265	404	545

	Increase/(decrease) in net income	$587	$415	$196	$(68)	$(370)	$(708)

Flat	(Increase)/decrease in benefit reserves	$101	$—	$(137)	$(317)	$(549)	$(850)
	(Increase)/decrease in FVL	259	—	(273)	(542)	(793)	(1,003)
	Increase/(decrease) in hedge value	(134)	—	136	273	413	554

	Increase/(decrease) in net income	$226	$—	$(274)	$(586)	$(929)	$(1,299)

-100 bps	(Increase)/decrease in benefit reserves	$76	$(30)	$(176)	$(366)	$(610)	$(926)
	(Increase)/decrease in FVL	(225)	(534)	(850)	(1,151)	(1,421)	(1,632)
	Increase/(decrease) in hedge value	(128)	7	143	282	421	563

	Increase/(decrease) in net income	$(277)	$(557)	$(883)	$(1,235)	$(1,610)	$(1,995)

Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$—	$—	$—	$—	$—	$—
(Increase)/decrease in FVL	181	(183)	(7)	1	(24)	22
Increase/(decrease) in hedge value	—	—	—	—	3	(3)

Increase/(decrease) in net income	$181	$(183)	$(7)	$1	$(21)	$19

Sensitivities to Actuarial Assumptions
	Mortality
	+20%	+10%	-10%	-20%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(47)	$(24)	$26	$55
(Increase)/decrease in FVL	35	18	(18)	(36)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(12)	$(6)	$8	$19

	Lapses
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$70	$38	$(44)	$(97)
(Increase)/decrease in FVL	365	197	(231)	(502)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$435	$235	$(275)	$(599)

	Annuitization
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in benefit reserves	$(50)	$(27)	$32	$72
(Increase)/decrease in FVL	(290)	(168)	219	499
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(340)	$(195)	$251	$571

The above tables assume benefit reserves and FVL using the benefit ratio calculated at September 30, 2011. Additionally, the above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Our liabilities are sensitive to global equity markets in the following proportions: 70%-80% US equity, 10%-20% international equity ex-Japan, 5%-15% Japan equity. We would suggest using the S&P 500 index as a proxy for US equity, the MSCI ex Japan index as a proxy for international equity, and the TOPIX as a proxy for Japan equity. Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the US Treasury curve in the following proportions: 5%-15% short-term rates (maturing in less than 5 years), 20%-30% medium-term rates (maturing between 5 years and 10 years, inclusive), and 60%-70% long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from September 30, 2011 market levels.

The above sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Sensitivities may also vary due to foreign exchange rate fluctuations. The calculation of the benefit reserves and FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the benefit reserves and the FVL as well as the sensitivities to changes in market factors shown above. Additionally, actual sensitivity of our benefit reserves, FVL, and net income may differ from those disclosed in the tables above due to differences between short-term market movements and management judgment regarding the long-term assumptions implicit in our benefit ratio. Furthermore, the sensitivities above could vary by multiples of the sensitivities in the tables above.

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

During the nine months ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the outcomes of the business litigation involving us cannot be reasonably estimated at this point, we are disputing and will continue to dispute allegations against us that are without merit and believe that the ultimate outcomes of the matters in this category of business litigation will not have a material adverse effect on our financial condition, future operating results, or liquidity, although an adverse resolution of a number of these items could have a material adverse effect on our results of operations in a particular quarter or fiscal year.

Further information is set forth in Note 7 d) to our Consolidated Financial Statements.

Item 1A. Risk Factors

Refer to “Risk Factors” under Item 1A. of Part I of our 2010 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2010 Form 10-K. The Risk Factor listed in our 2010 Form 10-K under the subheading, “Changes in U.S. federal income tax law could adversely affect an investment in our shares” is amended and restated to read in its entirety as set forth below.

Changes in U.S. federal income tax law could adversely affect an investment in our shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, HR 3157 and S 1693 (which appear to mirror a tax proposal contained in the President’s Fiscal Year 2012 Budget) were introduced during the current (i.e. 112th) Congress and, if enacted, would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies uneconomical regardless of whether or not it is properly priced under the Internationally accepted arms-length standard. Such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended September 30, 2011.

Issuer’s Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
July 1 through July 31	2,789	$66.35	—	$297 million
August 1 through August 31	1,599,110	62.61	1,597,432	500 million
September 1 through September 30	2,942	62.35	—	500 million

Total	1,604,841

(1)	This column includes activity related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	The aggregate value of shares purchased in August 2011 as part of the publicly announced plan was $100 million.
(3)

In August 2011, our Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase approved in November 2010.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED

November 3, 2011	/S/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman and Chief Executive Officer

November 3, 2011	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	SEC File Reference Number
3.1	Organizational Regulations of the Company, as amended and restated	8-K	3	August 15, 2011	001-11778

4.1	Organizational Regulations of the Company, as amended and restated	8-K	4	August 15, 2011	001-11778

10.1*	Description of Executive Officer Cash Compensation for 2011					X

10.2*	Description of Directors Compensation					X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002					X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements					X

*	Management Contract or Compensation Plan