Form 10-K
period 2011-12-31
ACE Ltd
filed 2012-02-24
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

+41 (0)43 456 76 00

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 30.27 per share	New York Stock Exchange

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

Large accelerated filer  ☑            Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  NO  ☑

The aggregate market value of voting stock held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $22 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 10, 2012 there were 337,153,475 Common Shares par value CHF 30.27 of the registrant outstanding.

Documents Incorporated by Reference

Certain portions of the registrant’s definitive proxy statement relating to its 2012 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ACE LIMITED INDEX TO 10-K

PART I

ITEM 1.	Business

General Development of Business

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) is a global insurance and reinsurance organization, serving the needs of customers in more than 170 countries. We offer commercial insurance products and service offerings such as risk management programs, loss control and engineering and complex claims management. We also provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries. At December 31, 2011, ACE had total assets of $88 billion and shareholders’ equity of $25 billion.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies.

We acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $425 million in cash. The addition of these operations expands our presence in Asia and complements the life insurance business. These acquired businesses operate under our Life segment.

We acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011 for approximately $107 million in cash. PMHC’s primary insurance subsidiary, Penn Millers Insurance Company, is a well-established underwriter in the agribusiness market since 1887 and currently operates in 34 states. PMHC operates under our Insurance – North American segment. We acquired Rio Guayas Compania de Seguros y Reaseguros (Rio Guayas), a general insurance company in Ecuador on December 28, 2011. Rio Guayas sells a range of insurance products, including auto, life, property, and accident and health (A&H). The acquisition of Rio Guayas will expand our capabilities in terms of geography, products, and distribution. Rio Guayas operates under our Insurance – Overseas General segment.

Employees

At December 31, 2011, there were approximately 16,500 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

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

Competition

Competition in the insurance and reinsurance marketplace is substantial. Competition varies by type of business and geographic area. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our broad market capabilities in commercial, specialty and A&H lines made available by our underwriting expertise, business infrastructure and global presence, defines our competitive advantage. Our strong balance sheet is attractive to businesses, such as ceding companies requiring security solutions, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.

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

Available Information

We make available free of charge through our website (www.acegroup.com, under Investor Information / Financial Reports or Investor Information / SEC – Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC).

We also make available free of charge through our website (under Investor Information / Corporate Governance) our Corporate Governance Guidelines, our Code of Conduct, and Charters for the Committees of our Board of Directors (the Board). These documents are also available in print to any shareholder who requests them from our Investor Relations Department through the following:

Telephone: +1 (441) 299-9283

Facsimile: +1 (441) 292-8675

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

The public may also read and copy any materials ACE files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

Segment Information

We operate through the following business segments, certain of which represent the aggregation of distinct operating segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The following table sets forth an analysis of net premiums earned by segment for the periods indicated:

Years Ended December 31 (in millions of U.S. dollars)	2011 Net Premiums Earned	% of Total	2010 Net Premiums Earned	% of Total	2009 Net Premiums Earned	% of Total
Insurance – North American	$6,911	45%	$5,651	42%	$5,684	43%
Insurance – Overseas General	5,737	37%	5,240	39%	5,147	39%
Global Reinsurance	1,003	7%	1,071	8%	979	7%
Life	1,736	11%	1,542	11%	1,430	11%
Total	$15,387	100%	$13,504	100%	$13,240	100%

Additional financial information about our segments, including net premiums earned by geographic area, is included in Note 15 to the Consolidated Financial Statements, under Item 8.

Insurance – North American

Overview

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment, which accounted for 45 percent of our 2011 consolidated net premiums earned, includes our retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

Products and Distribution

ACE USA, our retail operating division in North America, provides a broad array of P&C, A&H, and risk management products and services to a diverse group of North American commercial and non commercial enterprises and consumers. ACE USA is this segment’s largest operation and represented approximately 49 percent of Insurance – North American’s net premiums earned in 2011. ACE USA distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products offered include property, general liability, excess liability, workers’ compensation, commercial marine, automobile liability, professional lines D&O and errors and omissions (E&O), medical liability, aerospace, and A&H coverages, as well as claims and risk management products and services.

ACE USA’s on-going operations are organized into the following distinct business units, each offering specialized products and services targeted at specific niche markets:

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

• ACE Foreign Casualty provides products which insure specific global operating risks of U.S.-based multinational companies. Coverage programs include Controlled Master Programs where we pair a master policy issued in the U.S. with local policies issued in foreign countries, International Advantage covering liability and incidental property cover for U.S.-based companies with employees who travel on business outside of the U.S., and Defense Base Act Workers’ Compensation which provides coverage for prime contractors and subcontractors performing work overseas under contracts authorized, approved or financed by the U.S. government or its agencies. In addition, Foreign Casualty has deductible programs, captive programs, and paid or incurred loss retrospective plans for U.S.-based insured’s foreign operations.

• ACE North America Property & Specialty Lines, through its specialized operating units, offers a wide range of products to diverse insureds. Property products include primary, quota share and excess all-risk insurance for U.S. based companies with domestic or global exposures, as well as risk management programs and services for U.S. multinational companies, including Controlled Master Programs and captive programs. Commercial Marine products are available for U.S. and global marine exposures. Inland Marine products provide solutions for the construction, transportation, warehouse and communications industries, as well as museums and other commercial institutions with fine art exposures. Aerospace products are available for airport owners and operators, as well as satellite operators. Other specialized units provide products for weather-related exposures, the unique needs of the energy industry, and engineering and insurance-related services for the operating units.

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

• ESIS Inc. (ESIS), ACE USA’s in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations, as well as for the Insurance – North American segment. These services include comprehensive medical managed care, integrated disability services, and pre-loss control and risk management services. Additional insurance-related services are offered by ESIS’s Recovery Services International, which provides salvage and subrogation and health care recovery services. ESIS’s services are available through a preferred relationship with ACE Risk Management or separately for those clients that select insurance and claims management services independently. The net results for ESIS are included in Insurance – North American’s administrative expenses.

ACE Commercial Risk Services serves the insurance needs of small and mid-sized businesses in North America with local, national or global exposures by delivering an array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Commercial Risk Services offers packaged policies as well as solutions that can be tailored to suit a particular product segment, multiple lines of coverage or specific distribution channels using advanced systems to efficiently transact large volumes of business. Core products and services for small businesses include: disaster protection, casualty insurance (including international casualty), environmental, inland marine, professional risk, medical risk, and claims & risk management services. These ACE Commercial Risk Services’ products are offered through wholesale, retail, program agent and alternative distribution channels. In addition, ACE Commercial Risk Services offers coverage for specialty programs, writing a variety of commercial coverages through program agents.

ACE Private Risk Services provides personal lines coverages including homeowners, automobile, valuables, umbrella liability, and recreational marine insurance for high net worth individuals and families in North America. ACE Private Risk Services’ products are distributed through independent regional agents and brokers.

ACE Westchester serves the market for business risks that tends to be harder to place due to unique or complex exposures and offers wholesale distribution of excess and surplus property, inland marine, casualty, professional lines, and environmental liability products.

ACE Agriculture provides comprehensive multiple peril crop and crop/hail insurance protection to customers throughout the U.S. and Canada through Rain and Hail Insurance Service, Inc. (Rain and Hail). Coverages include various revenue and income products, yield protection, crop, hail and nursery insurance. For additional information, refer to “Crop Insurance”, under Item 7. To complement our agriculture business strategy, on November 30, 2011, we completed our acquisition of PMHC. PMHC’s primary insurance subsidiary, Penn Millers Insurance Company, provides specialty property and casualty insurance coverages to companies that manufacture, process and distribute agriculture products.

ACE Bermuda is our original insurance company. It provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies and covering exposures that are generally low in frequency and high in severity. ACE Bermuda offers excess liability, professional lines, excess property, and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a wholly-owned managing agent. ACE Bermuda accesses its clients primarily through the Bermuda offices of major, internationally recognized insurance brokers.

The run-off operations include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and settlement of related claims.

Competitive Environment

ACE USA and ACE Westchester compete against a number of large, national carriers as well as regional competitors and other entities offering risk alternatives such as self-insured retentions and captive programs. The markets in which we compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. The ACE USA and ACE Westchester operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. A competitive advantage is also achieved through ACE USA’s innovative product offerings and our ability to provide multiple products to a single client due to our nationwide local presence. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Insurance – Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization’s global presence. ACE Agriculture primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent and/or captive agents. ACE Bermuda competes against international commercial carriers writing business on an excess of loss basis. ACE Commercial Risk Services competes against numerous insurance companies ranging from large national carriers to small and mid-size insurers who provide specialty coverages and standard P&C products. ACE Private Risk Services competes against insurance companies of varying sizes that sell products through various distribution channels, including through the internet.

Insurance – Overseas General

Overview

The Insurance – Overseas General segment, which accounted for 37 percent of 2011 consolidated net premiums earned, comprises ACE International, our global retail insurance operations, the wholesale insurance business of ACE Global Markets, and the international A&H and life business of Combined Insurance. ACE International is our retail business serving local companies and insureds to large multinationals outside the U.S., Bermuda, and Canada. ACE Global Markets, our London-based excess and surplus lines business, includes Lloyd’s of London (Lloyd’s) Syndicate 2488 (Syndicate 2488). ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £360 million for 2012. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment.

Products and Distribution

ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International’s P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Its A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. Certain ACE Europe branded products are also offered via an e-commerce platform, ACE Online, that allows brokers to quote, bind, and issue specialty policies online. Property insurance products include traditional commercial fire coverage as well as energy industry-related, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, marine, and general liability. ACE International specialty coverages include D&O professional indemnity, energy, aviation, political risk and specialty personal lines products. The A&H operations primarily offer personal accident and supplemental medical products to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These coverages include accidental death, business/holiday travel, specified disease, credit life, disability, medical and hospital indemnity, and income protection coverages. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE International’s personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include property damage, auto, homeowners, and personal liability.

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

ACE Global Markets offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. ACE Global Markets uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by ACE Global Markets is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk, and A&H.

Combined Insurance uses an international sales force of independent contractor agents to distribute a wide range of supplemental A&H products, including personal accident, short-term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

Competitive Environment

ACE International’s primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, including those offered by Combined Insurance, locally-based competitors include financial institutions and bank-owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also giving us the advantage of accessing local technical expertise, accomplishing a spread of risk, and offering a global network to service multinational accounts.

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

Global Reinsurance

Overview

The Global Reinsurance segment, which accounted for seven percent of 2011 consolidated net premiums earned, represents ACE’s reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. The Global Reinsurance segment also includes ACE Global Markets’ reinsurance operations.

Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides solutions for small to mid-sized clients and multinational ceding companies including licensed reinsurance capabilities, property and workers’ compensation catastrophe, loss-warranty, stop-loss cover, marine and aviation programs.

Products and Distribution

Global Reinsurance services clients globally through its major units. Major international brokers submit business to one or more of these units’ underwriting teams who have built strong relationships with both key brokers and clients by providing a responsive, client-focused approach to risk assessment and pricing.

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance on an excess of loss basis globally to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company’s accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property where the reinsurer shares a proportional part of the premiums and losses of the ceding company and per risk excess of loss treaty reinsurance where coverage applies on a per risk basis rather than per event or aggregate basis, together with casualty and specialty lines (catastrophe workers’ compensation, crop and terrorism). ACE Tempest Re Bermuda’s business is produced through reinsurance intermediaries.

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance for the U.S. market, principally on a treaty basis, with a focus on writing property per risk and casualty reinsurance. ACE Tempest Re USA underwrites reinsurance on both a proportional and excess of loss basis. This unit’s diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re International provides P&C treaty reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canadian risks. ACE Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, and aviation, through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re International focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business using Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers. ACE Tempest Re International also includes our Shanghai, China office which provides reinsurance coverage for Chinese-based risks and our Sao Paulo, Brazil office which provides reinsurance for Brazilian-based risks. ACE Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

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

Life

Overview

Life, which accounted for 11 percent of 2011 consolidated net premiums earned, includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution

ACE Life provides individual life and group benefit insurance primarily in emerging markets, including Egypt, Indonesia, Taiwan, Thailand, Vietnam, the United Arab Emirates, throughout Latin America, selectively in Europe, as well as China through a non-consolidated joint venture insurance company. ACE Life acquired New York Life’s Korea operations in February 2011 and New York Life’s Hong Kong operations in April 2011. These acquired businesses expand our presence in the North Asia market and complement our life insurance business established in that region. ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, brokers, and direct to consumer marketing. We continue to expand this business with a focus on opportunities in developed and emerging markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments after an initial growth period. Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. ACE Life is developing agency distribution in those countries in which we believe we can achieve sustainable growth as well as a favorable return on our investment from that channel. We have developed a substantial sales force of agents principally located in Asia-Pacific countries, including a leadership position in Vietnam and growing agency forces in Indonesia and Thailand. ACE Life manages its agency business through, among other things, key performance indicators that monitor the retention and productivity of its agents and persistency of our business. ACE maintains approximately 35.8 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the largest life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 270 licensed sales locations in 12 provinces within China. Huatai Life has developed a large sales force and maintains distribution agreements with many large banks within China.

ACE Life Re’s core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re’s U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace and our focus has been on successfully managing the current portfolio of risk, both in the aggregate and on a contract basis. This business is managed with a long-term perspective and short-term earnings volatility is expected.

Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada. Combined Insurance’s substantial North American sales force distributes a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not subject to escalating medical cost inflation.

Competitive Environment

ACE Life’s competition differs by location but generally includes multinational insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. ACE’s financial strength and reputation as an entrepreneurial organization with a global presence gives ACE Life a strong base from which to compete. While ACE Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

Underwriting

ACE is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to manage risk by employing consistent, disciplined pricing and risk selection. This, coupled with our holdings of less cyclical product lines, has helped us develop flexibility and stability of our business, and has allowed us to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and conservative use of policy limits and terms and conditions. Underwriting discipline is at the heart of our operating philosophy.

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use sophisticated catastrophe loss and risk modeling techniques designed to ensure appropriate spread of risk and to analyze correlation of risk across different product lines and territories. This helps to ensure that losses are contained within our risk tolerance and appetite for individual product lines, businesses, and ACE as a whole. We also purchase reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to “Reinsurance Protection”, below, “Insurance and Reinsurance Markets”, under Item 1A, “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Reinsurance Protection

As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including catastrophes, to an acceptable level. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, this reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct losses. In certain countries, reinsurer selection is limited by local laws or regulations. In most countries there is more freedom of choice, and the counterparty is selected based upon its financial strength, claims settlement record, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprising senior management personnel and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Enterprise Risk Management Board. The reinsurers on the authorized list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

A separate policy and process exists for captive reinsurance companies. Generally, these reinsurance companies are established by our clients or our clients have an interest in them. It is generally our policy to obtain collateral equal to the expected losses that may be ceded to the captive. Where appropriate, exceptions to the collateral requirement are granted but only after senior management review. Specific collateral guidelines and an exception process are in place for ACE USA and Insurance – Overseas General, both of which have credit management units evaluating the captive’s credit quality and that of their parent company. The credit management units, working with actuaries, determine reasonable exposure estimates (collateral calculations), ensure receipt of collateral in an acceptable form, and coordinate collateral adjustments as and when needed. Currently, financial reviews and expected loss evaluations are performed annually for active captive accounts and as needed for run-off exposures. In addition to collateral, parental guarantees are often used to enhance the credit quality of the captive.

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For more information refer to “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program” under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Unpaid Losses and Loss Expenses

We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We have actuarial staff in each of our operating segments who regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with these structured settlements, we carried net reserves of $59 million, net of discount, at December 31, 2011.

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

For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2011. Future additions to reserves, if needed, could have a material adverse effect upon our financial condition, results of operations, and cash flows.

For more information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7 and Note 7 to the Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 2001-2011, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2011, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the SEC. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 2001, in the following example.

The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 2001, a reserve of $10.6 billion net of reinsurance had been established.

The upper (paid) triangulation presents the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2002 financial year, $2.7 billion of payments were made on liabilities contemplated in the December 31, 2001, reserve balance. At the end of the 2011 financial year, there were cumulative net payments of $9.2 billion on this block of liabilities.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 2001, are now estimated to be $13.2 billion, rather than the original estimate of $10.6 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $2.6 billion recognized in the ten years since December 31, 2001, $1.2 billion relates to non-latent claims and $1.4 billion relates to latent claims. The deficiency of $2.6 billion was identified and recorded as follows: $727 million deficient in 2002, $208 million deficient in 2003, $989 million deficient in 2004, $184 million deficient in 2005, $155 million deficient in 2006, $133 million deficient in 2007, $86 million deficient in 2008, $11 million deficient in 2009, $36 million redundant in 2010, and $126 million deficient in 2011.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last year, we revised our estimate of the December 31, 2001, liabilities from $13.1 billion to $13.2 billion. This adverse development of $126 million will also be included in each column to the right of the December 31, 2001, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2002, to December 31, 2011.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2010, of $25.2 billion has, with the benefit of actual loss emergence and hindsight, been revised to $24.7 billion at December 31, 2011. This favorable movement of $556 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail within the “Prior Period Development” section of Item 7.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2011, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2011. For example, with respect to the gross unpaid loss and loss expenses of $20.9 billion for December 31, 2001, this gross liability was re-estimated to be $28.9 billion at December 31, 2011, resulting in the cumulative deficiency on the gross liability originally recorded for the 2001 balance sheet year of $7.9 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1996 and prior. The gross deficiency results in a net deficiency of $2.6 billion after consideration of substantial reinsurance coverage that reduces the gross loss; approximately $4.0 billion was covered by reinsurance placed when the risks were originally written and $1.3 billion and $95 million of the remaining insurance coverage has been ceded under the Brandywine NICO Agreement and Westchester NICO Agreement, respectively.

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

On April 1, 2008, we acquired Combined Insurance. On December 1, 2010, we acquired Jerneh Insurance Berhad. On December 28, 2010, we acquired all of the outstanding commons stock of Rain and Hail not previously owned by us. We acquired PMHC and Rio Guayas on November 30, 2011 and December 28, 2011, respectively. The unpaid loss information for these acquisitions has been included in the table commencing in the year of acquisition.

Analysis of Losses and Loss Expenses Development

	Years Ended December 31
(in millions of U.S. dollars)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Gross unpaid losses	$20,941	$24,597	$27,083	$31,483	$35,055	$35,517	$37,112	$37,176	$37,783	$37,391	$37,477
Net unpaid losses	10,617	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875
Net paid losses (cumulative) as of:
1 year later	2,667	2,702	2,855	3,293	3,711	4,038	3,628	4,455	4,724	4,657
2 years later	4,640	4,379	4,878	5,483	6,487	6,356	6,092	7,526	7,510
3 years later	5,568	5,817	6,427	7,222	7,998	8,062	8,393	9,690
4 years later	6,688	7,009	7,819	8,066	9,269	9,748	9,949
5 years later	7,496	8,032	8,416	8,920	10,597	10,826
6 years later	8,014	8,390	9,049	9,810	11,428
7 years later	8,226	8,851	9,781	10,478
8 years later	8,584	9,372	10,332
9 years later	8,971	9,872
10 years later	9,243
Net liability re-estimated as of:
End of year	10,617	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875
1 year later	11,344	12,170	15,221	17,603	20,446	21,791	22,778	23,653	24,481	24,686
2 years later	11,552	13,215	15,468	17,651	20,366	21,188	22,158	23,127	23,801
3 years later	12,541	13,477	15,732	17,629	19,926	20,650	21,596	22,576
4 years later	12,725	13,790	16,015	17,509	19,589	20,080	21,037
5 years later	12,880	14,152	16,086	17,276	19,258	19,618
6 years later	13,013	14,201	15,994	17,116	19,136
7 years later	13,099	14,210	15,965	17,061
8 years later	13,110	14,185	15,990
9 years later	13,074	14,269
10 years later	13,200
Cumulative redundancy/(deficiency) on net unpaid losses	(2,583)	(2,281)	(1,316)	456	1,322	2,390	2,555	1,665	1,237	556
Cumulative deficiency related to A&E	(1,399)	(883)	(883)	(418)	(418)	(366)	(337)	(286)	(203)	(99)
Cumulative redundancy/(deficiency) excluding A&E	(1,184)	(1,398)	(433)	874	1,740	2,756	2,892	1,951	1,440	655
Gross unpaid losses	20,941	24,597	27,083	31,483	35,055	35,517	37,112	37,176	37,783	37,391	37,477
Reinsurance recoverable on unpaid losses	10,324	12,609	12,409	13,966	14,597	13,509	13,520	12,935	12,745	12,149	11,602
Net unpaid losses	10,617	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875
Gross liability re-estimated	28,854	29,953	31,068	31,823	33,118	32,820	33,892	35,194	36,188	36,436
Reinsurance recoverable on unpaid losses	15,654	15,684	15,078	14,762	13,982	13,202	12,855	12,618	12,387	11,750
Net liability re-estimated	13,200	14,269	15,990	17,061	19,136	19,618	21,037	22,576	23,801	24,686
Cumulative redundancy/(deficiency) on gross unpaid losses	$(7,913)	$(5,356)	$(3,985)	$(340)	$1,937	$2,697	$3,220	$1,982	$1,595	$955

The reference to “losses” in the table above refers to losses and loss expenses.

Reconciliation of Unpaid Losses and Loss Expenses

Years Ended December 31 (in millions of U.S. dollars)	2011	2010	2009
Gross unpaid losses and loss expenses at beginning of year	$37,391	$37,783	$37,176
Reinsurance recoverable on unpaid losses(1)	(12,149)	(12,745)	(12,935)
Net unpaid losses and loss expenses at beginning of year	25,242	25,038	24,241
Acquisition of subsidiaries	92	145	–
Total	25,334	25,183	24,241
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,076	8,082	7,998
Prior years	(556)	(503)	(576)
Total	9,520	7,579	7,422
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,209	2,689	2,493
Prior years	4,657	4,724	4,455
Total	8,866	7,413	6,948
Foreign currency revaluation and other	(113)	(107)	323
Net unpaid losses and loss expenses at end of year	25,875	25,242	25,038
Reinsurance recoverable on unpaid losses(1)	11,602	12,149	12,745
Gross unpaid losses and loss expenses at end of year	$37,477	$37,391	$37,783
(1)	Net of provision for uncollectible reinsurance

Net losses and loss expenses incurred for 2011 were $9.5 billion, compared with $7.6 billion in 2010, and $7.4 billion in 2009. Net losses and loss expenses incurred for 2011, 2010, and 2009, includes $556 million, $503 million, and $576 million of net favorable prior period development, respectively. For more information, refer to the “Prior Period Development” section of Item 7.

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

Under our guidance and direction, external asset managers conduct security and sector selection and transaction execution. This use of multiple managers benefits ACE in several ways – it provides us with operational and cost efficiencies, diversity of styles and approaches, innovations in investment research and credit and risk management, all of which enhance the risk adjusted returns of our portfolios.

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

Under the overall supervision of the Risk & Finance Committee of the Board, ACE’s governance over investment management is rigorous and ongoing. Among its responsibilities, the Risk & Finance Committee of the Board:

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

We have long-standing global credit limits for our entire portfolio across the organization and for individual obligors. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. Additionally, the Board has established a Risk & Finance Committee which helps execute the Board’s supervisory responsibilities pertaining to enterprise risk management including investment risk.

Within the guidelines and asset allocation parameters established by the Risk & Finance Committee, individual investment committees of the operating segments determine tactical asset allocation. Additionally, these committees review all investment-related activity that affects their operating company, including the selection of outside investment advisors, proposed asset allocations changes, and the systematic review of investment guidelines.

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

Swiss Operations

The Swiss Financial Market Supervisory Authority, which we refer to as “FINMA”, has the discretion to supervise our group activities. Under so-called “group supervision,” FINMA has the right to supervise ACE on a group-wide basis. The regulatory power of FINMA covers in particular the following areas:

• reporting on organization;

• reporting on structure;

• reporting on internal transactions;

• solvency;

• group/conglomerate report; and

• corporate governance/risk management/internal control system.

In 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. From time to time, we may exceed these parameters. While we cannot assure that FINMA will not change these parameters or otherwise begin to exercise group supervision over us, we do not presently foresee becoming subject to such group supervision at ACE’s current or anticipated business levels in Switzerland. However, the costs and administrative burdens of group supervision, should we be subjected to it, could be substantial.

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

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system. In addition, certain transactions may not be consummated without the department’s prior approval.

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

From time to time, ACE and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting and non-traditional or loss mitigation insurance products. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to ACE’s U.S. operations and businesses. We cannot assure that changes in laws or investigative or enforcement activities in the various U.S states will not have a material adverse impact on our financial condition, results of operations, or business practices. More information on insurance industry investigations, including settlement agreements and related matters, is set forth in Note 10 to the Consolidated Financial Statements, under Item 8.

Bermuda Operations

The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance business of our Bermuda insurance subsidiaries and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (BMA). The Insurance Act makes no distinction between insurance and reinsurance business. The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, and intervene in the affairs of insurance companies.

In 2008, the Bermuda insurance supervisory framework underwent major revision with the passage of the Insurance Amendment Act 2008 (the Amendment Act). The Amendment Act established new risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers.

Our Bermuda domiciled insurance subsidiaries must prepare annual statutory financial statements and file them with the BMA, and certain subsidiaries must file audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financials are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under the Companies Act 1981 of Bermuda (the Companies Act). These ACE subsidiaries are required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.

Under the new regulatory framework, the BMA has promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the Order) which, inter alia, mandates that a Class 4 insurer’s Enhanced Capital Requirement (ECR) be calculated by either (a) the model set out in Schedule 1 to the Order, or (b) an internal capital model which the BMA has approved for use for this purpose. ACE’s Bermuda Class 4 insurance subsidiaries use the BMA model in calculating their solvency requirements.

During 2011, the BMA also issued the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2011, Insurance (Prudential Standards) (Class E Solvency Requirement) Rules 2011 and the Insurance (Prudential Standards) (Class 3A Solvency Requirement) Rules 2011.

The Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Rules 2011 amends the Order for Class 4 companies issued in 2008. The Insurance (Prudential Standards) (Class E Solvency Requirement) Rules 2011 and the Insurance (Prudential Standards) (Class 3A Solvency Requirement) Rules 2011 require that as of December 31, 2011, Class E (long term business) companies and Class 3A (general business) companies follow similar rules as those set out above for Class 4 companies.

The new risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model (termed the Bermuda Solvency Capital Requirement (BSCR)) as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer’s assets, liabilities, and premiums, including a formula to take account of catastrophe risk exposure. In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA requires that insurers operate at or above a threshold capital level (termed the Target Capital Level (TCL)), which exceeds the BSCR or approved internal model minimum amounts.

These capital requirements require that Class 4, 3B and 3A insurers hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120 percent of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. While they must calculate its ECR annually by reference to either the BSCR or an approved internal model, Class 4, 3B and 3A insurers must also ensure that, at all times, its ECR is at least equal to minimum solvency margins as prescribed on the regulations. Similar rules now apply to Class E long term insurers, but they are being phased in over three years.

Under the Insurance Act, Class 4 and 3B insurers are prohibited from declaring or paying any dividends of more than 25 percent of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, Class 4, 3B or E insurers must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15 percent or more. Furthermore, under the Companies Act, the Bermuda insurance subsidiaries may only declare and pay a dividend from retained earnings, and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

• the extent of restrictions imposed upon an insurer’s use of local and offshore reinsurance vary;

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

ACE operates in some countries through subsidiaries and in some countries through branches of subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain ACE companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, data privacy and protection program requirements, and foreign exchange controls. ACE’s international companies are also subject to multinational application of certain U.S. laws.

There are various regulatory bodies and initiatives that impact ACE in multiple international jurisdictions and the potential for significant impact on ACE could be heightened as a result of recent industry and economic developments. In particular, the European Union’s (EU) executive body, the European Commission, is implementing new capital adequacy and risk management regulations for the European insurance industry, known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current Solvency I requirements. Once finalized, Solvency II is expected to set out new, strengthened requirements applicable to the entire EU relating to capital adequacy and risk management for insurers. Other jurisdictions such as Bermuda, Switzerland, and U.S. are also seeking changes in their respective capital and risk management requirements.

Enterprise Risk Management

As an insurer, ACE is in the business of profitably managing risk for its customers. Since risk management must permeate an organization conducting a global insurance business, we have an established Enterprise Risk Management (ERM) framework that is integrated into management of our businesses and is led by ACE’s senior management. As a result, ERM is a part of the day-to-day management of ACE and its operations.

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

• identify and assess emerging risk issues; and

• develop and communicate to our business lines consistent risk management processes.

ACE’s Enterprise Risk Management Board (ERMB) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage insurance risk, financial risk, strategic risk, and operational risk. The ERMB is chaired by ACE’s Chief Risk Officer and Chief Actuary. The ERMB meets at least monthly, and is comprised of ACE’s most senior executives, in addition to the Chair: the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Claims Officer, General Counsel, Chief Executive Officer for Insurance – North America, Chief Executive Officer for ACE Overseas General, and our Chief Executive Officer for Global Reinsurance.

The ERMB is provided support from various sources, including the Enterprise Risk Unit (ERU) and Product Boards. The ERU is responsible for the collation and analysis of two types of information. First, external information that provides insight to the ERMB on risks that might significantly impact ACE’s key objectives and second, internal risk aggregations from its business writings and other activities such as investments. The ERU is independent of the operating units and reports to our Chief Risk Officer and Chief Actuary. The Product Boards exist to provide oversight for products that we offer globally. A Product Board currently exists for each of the following products; property/energy, marine, casualty, professional lines, aviation, and political risk. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and guidelines for relevant accumulations.

ACE’s Chief Risk Officer and Chief Actuary also reports to the Board’s Risk & Finance Committee, which helps execute the Board’s supervisory responsibilities pertaining to ERM. The role of the Risk & Finance Committee includes evaluation of the integrity and effectiveness of our ERM procedures and systems and information; governance on major policy decisions pertaining to risk aggregation and minimization, and assessment of our major decisions and preparedness levels pertaining to perceived material risks. The Audit Committee, which regularly meets with the Risk & Finance Committee, provides oversight of the financial reporting process and safeguarding of assets.

Others within the ERM structure contribute toward accomplishing ACE’s ERM objectives, including regional management, Internal Audit, Compliance, external consultants, and managers of our internal control processes and procedures.

Tax Matters

Refer to “Risk Factors”, under Item 1A below, and Note 1 n) to the Consolidated Financial Statements, under Item 8.

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

Our results of operations or financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may increase the frequency and severity of natural catastrophes and the resulting losses in the future. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations or financial condition.

If actual claims exceed our loss reserves, our financial results could be adversely affected.

Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred at or prior to the date of the balance sheet. The process of establishing reserves can be highly complex and is subject to considerable variability as it requires the use of informed estimates and judgments.

We have actuarial staff in each of our operating segments who analyze insurance reserves and regularly evaluate the levels of loss reserves. Any such evaluations could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. Reserves for unpaid losses and loss expenses represent the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprise case reserves and IBNR. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR without any change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. At December 31, 2011, these A&E liabilities represented approximately 5.7 percent of our liabilities for losses and loss expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants.

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

We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our insurance operations. We also look to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2011, we had $12.4 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain of our subsidiaries are liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2011, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $877 million. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century’s loss reserves, if manifested, will not result in Century’s insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations or financial condition.

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

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant’s account values, and assumptions regarding future policyholder behavior. Significant changes in behavior as a result of policyholder reactions to market or economic conditions could be material. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GLB and GMDB guarantees”, under Item 7A for additional information.

A failure in our operational systems or infrastructure or those of third parties could disrupt business, damage our reputation, and cause losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our business depends on effective information systems and the integrity and timeliness of the data it uses to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective and efficient service to our customers, and to timely and accurately report our financial results also depends significantly on the integrity of the data in our information systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, catastrophe events, and other events that could have security consequences. If one or more of such events occur, this may jeopardize ACE’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, its computer systems and networks, or otherwise cause interruptions or malfunctions in ACE’s, its clients’, its counterparties’, or third parties’ operations, or result in data loss which could result in significant losses or reputational damage. ACE may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by

ACE. These disruptions may occur, for example, as a result of events that affect only the buildings occupied by ACE or as a result of events with a broader effect on the cities where those buildings are located. If a disruption occurs in one location and ACE employees in that location are unable to occupy our offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

We have exposure to counterparties in various industries which may subject us to credit risk.

We have exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles, and through reinsurance and derivative transactions. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

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

We utilize analytical models to assist our decision making in key areas such as underwriting, reserving, and catastrophe risks but actual results could differ materially from the model outputs.

We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We utilize the modeled outputs and related analyses to assist us in decision-making, for example related to underwriting, pricing, reserving, reinsurance, and catastrophe risk. The modeled outputs and related analyses are subject to various assumptions, uncertainties, and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected. If, based upon these models or other factors, we misprice our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have a material adverse effect on our results of operations.

Financial Strength and Debt Ratings

A decline in our financial strength ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease. A decline in our debt ratings could increase our borrowing costs and impact our ability to access capital markets.

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies’ opinions of our claims paying ability, are not evaluations directed to investors in our securities, and are not recommendations to buy, sell, or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these rating agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. If one or more of our debt ratings were downgraded, we could also incur higher borrowing costs, and our ability to access the capital markets could be impacted. Additionally, we could be required to post collateral or be faced with the cancellation of premium in certain circumstances. Refer to “Ratings”, under Item 7 for additional information.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates and Aon Corporation and its affiliates provided approximately 12 percent and 10 percent, respectively, of our gross premiums written in 2011. Loss of all or a substantial portion of the business provided by one or more of these brokers could have an adverse effect on our business.

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

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our loss claims may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct business. We experienced $453 million of pre-tax realized and unrealized gains on our investment portfolio in 2011. The carrying value of our investment portfolio was $55.7 billion at December 31, 2011.

Financial markets events create greater risks relating to impairment of investments.

As a part of our ongoing analysis of our investment portfolio, we are required to assess whether the debt and equity securities we hold for which we have recorded an unrealized loss have been “other-than-temporarily impaired”. Refer to Note 3 to the Consolidated Financial Statements, under Item 8 for additional information. This analysis requires a high degree of judgment and requires us to make certain assessments about the potential for recovery of the assets we hold. Declines in relevant stock and other financial markets could adversely affect our net income and other financial results, and may result in additional impairments.

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

Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term reverse repurchase agreements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Also, consolidation in the banking industry could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to utilize assets otherwise available for our business operations, and our business, results of operations, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

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

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. At December 31, 2011, below investment-grade securities comprised approximately 12 percent of our fixed income portfolio. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience default losses in our portfolio, which could adversely affect our net income and book value.

Exchange Rates

Our operating results and shareholders’ equity may be adversely affected by currency fluctuations.

Our reporting currency is the U.S. dollar. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, the yen, and the Canadian dollar. At December 31, 2011, approximately 14.3 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Regulatory and Other Governmental Developments

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.

Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries’ financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. Also, governmental support of individual competitors can lead to increased pricing pressure and a distortion of market dynamics.

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

In July 2010, the U.S. enacted comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which creates a new regulatory regime for financial services companies. Pursuant to the legislation, a Federal Insurance Office (FIO) has been established to focus on systemic risk oversight and to develop federal policy on prudential aspects of international insurance matters. The FIO is conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. While the impact to ACE of the establishment and activity of the FIO is not clear, it is possible that it could have an adverse effect on our business and operations. Moreover, various federal regulatory agencies have begun proposing and adopting regulations in furtherance of the Dodd-Frank Act provisions and will continue in the coming months, such as the proposed regulations issued by the Financial Stability Oversight Council to identify certain nonbank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System. To the extent these or other requirements ultimately apply to us when adopted in final form, they could require us to change how we conduct and manage our business and could adversely affect us. A recent proposed regulation to impose assessments on financial services companies does not, as currently drafted, apply to us, but it is still unclear how and to what extent these requirements might apply to us under final regulations and whether we would have to make material contributions if they were applicable.

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

In the event of, or even in the absence of, changes in applicable laws and regulations in particular jurisdictions, we may from time to time face more challenges, or changes in approach to oversight of our business, from our insurance or other regulators, including challenges resulting from the use of older information technology that cannot be quickly adjusted to address new regulatory requirements.

We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations which could have an adverse effect on our business, as could changes in the laws and regulations that apply to us. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions.

Our operations in developing nations expose us to political developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.

Our international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments including law changes, tax changes, regulatory restrictions, and nationalization of our operations without compensation. Adverse actions from any one country could have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the event and our net financial exposure at that time in that country.

We may become subject to additional Swiss regulation.

The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise our group activities. Under so-called “group supervision”, FINMA has the right to supervise ACE on a group-wide basis. In March 2008, we received written confirmation from the Federal Office of Private Insurance (FOPI), a FINMA predecessor insurance supervising authority, that it does not intend to subject us to group supervision so long as certain business parameters within Switzerland are not exceeded. From time to time, we may exceed these parameters. While we cannot assure that FINMA will not change these parameters or otherwise begin to exercise group supervision over us, we do not presently foresee becoming subject to such group supervision at ACE’s current or anticipated business levels in Switzerland. However, the costs and administrative burdens of such group supervision, should we be subjected to it, could be substantial.

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

ACE Limited is a Swiss company; it may be difficult to enforce judgments against it or its directors and executive officers.

ACE Limited is incorporated pursuant to the laws of Switzerland. In addition, certain of our directors and officers reside outside the U.S. and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the U.S. As such, it may be difficult or impossible to effect service of process within the U.S. upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

ACE has been advised by its Swiss counsel that there is doubt as to whether the courts in Switzerland would enforce:

• judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws obtained in actions against it or its directors and officers, who reside outside the U.S.; or

• original actions brought in Switzerland against these persons or ACE predicated solely upon U.S. federal securities laws.

ACE has also been advised by its Swiss counsel that there is no treaty in effect between the U.S. and Switzerland providing for this enforcement and there are grounds upon which Swiss courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as contrary to that nation’s public policy.

As a result of the increase in par value of our shares that occurred in connection with our continuation from a Cayman Islands corporation to a Swiss corporation in July 2008 (Continuation), we have less flexibility with respect to certain aspects of capital management than previously.

As of December 31, 2011, the par value of our Common Shares is CHF 30.27 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Taxation – Shareholders may be subject to Swiss withholding taxes on the payment of dividends” for additional information.

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

While our Articles of Association limit the voting power of any shareholder to less than 10 percent, we cannot assure that the applicable regulatory body would agree that a shareholder who owned 10 percent or more of our Common Shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of ACE, including transactions that some or all of our shareholders might consider to be desirable.

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

Our Articles of Association contain provisions that may make it more difficult for shareholders to replace directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include staggered terms for the Board of Directors and voting restrictions. These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our Common Shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our Common Shares if they are viewed as discouraging takeover attempts in the future.

Shareholder voting requirements under Swiss law may limit ACE’s flexibility with respect to certain aspects of capital management.

Swiss law allows our shareholders to authorize share capital which can be issued by the Board of Directors without shareholder approval but this authorization must be renewed by the shareholders every two years. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which the Board of Directors previously had authority. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on ACE, we cannot assure that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

Taxation

Shareholders may be subject to Swiss withholding taxes on the payment of dividends.

Our dividends are generally subject to a Swiss federal withholding tax at a rate of 35 percent. The tax must be withheld from the gross distribution, and be paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (U.S.-Swiss Tax Treaty), may apply for a refund of the tax withheld in excess of the 15 percent treaty rate (or for a full refund in the case of qualifying retirement arrangements). Payment of a dividend in the form of a par value reduction or qualifying capital contribution reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in the form of a reduction of our par value or qualifying capital contribution reserves and, subject to the requirements of our business and applicable law, we currently intend to continue to annually recommend to shareholders that they approve the payment of dividends in such form. We estimate we would be able to pay dividends in the form of a reduction of par value or qualifying contribution reserves capital, and thus exempt from Swiss withholding tax, for approximately 15-20 years after the Continuation. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss tax law or regulations. In addition, we cannot assure that our shareholders will approve a reduction in par value or qualifying capital contribution reserves each year, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future.

We may become subject to taxes in Bermuda after March 31, 2035, which may have an adverse effect on our results of operations and shareholder investment.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given ACE Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures, or other obligations until March 31, 2035, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.

ACE Limited, our Bermuda-based management and holding company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and your investment.

ACE Limited, ACE Group Management & Holdings Ltd. and our non-U.S. subsidiaries, including ACE Bermuda Insurance Ltd., and ACE Tempest Reinsurance Ltd., operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that ACE Limited or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACE Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and your investment could be adversely affected.

Acquisition of 10 percent or more of ACE Limited’s shares may result in taxation under the “controlled foreign corporation” (CFC) rules.

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

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power, and other factors, no U.S. person or U.S. partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our subpart F income in income under the CFC rules of U.S. tax law. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case the investment could be adversely affected if 10 percent or more of ACE Limited’s stock is owned.

U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII).

If the RPII of any of our non-U.S. insurance subsidiaries (each a “Non-U.S. Insurance Subsidiary”) were to equal or exceed 20 percent of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year. This amount is determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company’s gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded by an affected U.S. person, their investment could be adversely affected.

U.S. persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.

If ACE Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any shares of ACE Limited will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case his or her investment could be adversely affected. In addition, if ACE Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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

A number of multilateral organizations, including the European Union and the Organization for Economic Cooperation and Development (OECD) have, in recent years, expressed concern about some countries not participating in adequate tax information exchange arrangements and have threatened those that do not agree to cooperate with punitive sanctions by member countries. It is as yet unclear what these sanctions might be, which countries might adopt them, and when or if they might be imposed. We cannot assure, however, that the Tax Information Exchange Agreements (TIEAs) that have been or will be entered into by Switzerland and Bermuda will be sufficient to preclude all of the sanctions described above, which, if ultimately adopted, could adversely affect us or our shareholders.

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

We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia and the Far East. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda and Philadelphia, U.S. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3.	Legal Proceedings

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures. In the opinion of management, our ultimate liability for these matters is not likely to have a material adverse effect on our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period.

More information relating to legal proceedings is set forth in Note 10 f) to the Consolidated Financial Statements, under Item 8, which is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	57	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	47	Vice Chairman, Chief Operating Officer; Chairman, ACE Overseas General
Philip V. Bancroft	52	Chief Financial Officer
Robert F. Cusumano	55	General Counsel and Secretary
John J. Lupica	46	Chairman, Insurance – North America; President, ACE USA

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

John W. Keogh was appointed Chief Operating Officer of ACE Limited in July 2011 and Vice Chairman of ACE Limited and ACE Group Holdings in August 2010. Mr. Keogh joined ACE as Chief Executive Officer of ACE Overseas General in April 2006 and became Chairman of ACE Overseas General in August 2010. Prior to joining ACE, Mr. Keogh served as Senior Vice President, Domestic General Insurance of AIG, and President and Chief Executive Officer of National Union Fire Insurance

Company, AIG’s member company that specializes in D&O and fiduciary liability coverages. Mr. Keogh joined AIG in 1986. He served in a number of other senior positions there including as Executive Vice President of AIG’s Domestic Brokerage Group and as President and Chief Operating Officer of AIG’s Lexington Insurance Company unit.

Philip V. Bancroft was appointed Chief Financial Officer of ACE in January 2002. For nearly twenty years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for 10 years.

Robert F. Cusumano was appointed General Counsel and Secretary of ACE in March 2005. Mr. Cusumano joined ACE from the international law firm of Debevoise & Plimpton LLP, where he was a partner and a member of the firm’s Litigation Department from 2003 to 2005. From 1990 to 2003, Mr. Cusumano was a partner with the law firm of Simpson Thacher & Bartlett LLP.

John J. Lupica was appointed Chairman, Insurance – North America, in July 2011. Mr. Lupica also serves as President of ACE USA, a position he has held since 2006. Mr. Lupica had been Chief Operating Officer, Insurance-North America, since 2010. Previously, he served as Division President of ACE Professional Risk and ACE USA Regional Operations. Mr. Lupica joined ACE USA as Executive Vice President of Professional Risk in 2000. Prior to joining ACE, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

ITEM 4.	Mine Safety Disclosures

Item not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Shares (known as Ordinary Shares previous to ACE’s July 2008 redomestication to Switzerland), with a current par value of CHF 30.27 per share, have been listed on the New York Stock Exchange since March 25, 1993.

Quarterly Stock Information

The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on Common Shares for the periods indicated:

	2011					2010
			Dividends					Dividends
Quarter Ending	High	Low	USD		CHF	High	Low	USD	CHF
March 31	$65.74	$60.15	$0.33		0.30	$52.88	$47.50	$0.31	0.33
June 30	$69.35	$63.95	$0.35		0.29	$53.89	$48.43	$0.33	0.34
September 30	$68.38	$58.98	$0.35		0.31	$58.80	$50.83	$0.33	0.32
December 31	$73.33	$59.11	$0.35	(1)	0.32	$62.37	$58.10	$0.33	0.32

(1) On January 9, 2012, ACE’s shareholders approved a dividend resolution recommended by the Board of Directors that increased the quarterly dividend installments from $0.35 per share to $0.47 per share for the payment made on January 31, 2012 and the payment to be made by the end of April 2012.

We have paid dividends each quarter since we became a public company in 1993. Following ACE’s redomestication to Switzerland in July 2008 through March 31, 2011, dividends were distributed by way of a par value reduction. Subsequent 2011 dividends were distributed from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings under the method approved by our shareholders at the May 2011 annual general meeting.

ACE Limited is a holding company whose principal sources of income are investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The recommendation and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon shareholder approval, profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. Refer to Item 1A and Item 7 for additional information.

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 10, 2012 was $73.08.

The approximate number of record holders of Common Shares as of February 10, 2012 was 4,095.

Issuer’s Repurchases of Equity Securities

The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan**	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
October 1 through October 31	33,030	$69.75	–	$500 million
November 1 through November 30	9,662	$71.14	–	$500 million
December 1 through December 31	467,864	$68.56	461,428	$468 million
Total	510,556

* This column primarily represents open market share repurchases made in December 2011. Other activity during the three months ended December 31, 2011, is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

** In August 2011, our Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase authorization in November 2010.

Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on ACE’s Common Shares from December 31, 2006, through December 31, 2011, as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Standard & Poor’s Property-Casualty Insurance Index. The chart depicts the value on December 31, 2007, 2008, 2009, 2010, and 2011, of a $100 investment made on December 31, 2006, with all dividends reinvested.

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of ACE as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. These selected financial and other data should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(in millions of U.S. dollars, except for share data and percentages)	2011	2010	2009	2008	2007
Operations data:
Net premiums earned	$15,387	$13,504	$13,240	$13,203	$12,297
Net investment income	2,242	2,070	2,031	2,062	1,918
Net realized gains (losses):
Net OTTI losses recognized in income	(50)	(59)	(397)	(1,064)	(141)
Net realized gains (losses) excluding OTTI losses	(745)	491	201	(569)	80
Total net realized gains (losses)	(795)	432	(196)	(1,633)	(61)
Losses and loss expenses	9,520	7,579	7,422	7,603	7,351
Policy benefits	401	357	325	399	168
Policy acquisition costs and administrative expenses	4,499	4,195	3,941	3,872	3,226
Interest expense	250	224	225	230	175
Other (income) expense	73	(16)	85	(39)	81
Income tax expense	506	559	528	370	575
Net income	1,585	3,108	2,549	1,197	2,578
Dividends on Preferred Shares	–	–	–	(24)	(45)
Net income available to holders of Common Shares	$1,585	$3,108	$2,549	$1,173	$2,533
Diluted earnings per share(1)	$4.65	$9.11	$7.55	$3.50	$7.63
Balance sheet data (at end of period):
Total investments	$55,676	$51,407	$46,515	$39,715	$41,779
Cash	614	772	669	867	510
Total assets	87,505	83,355	77,980	72,057	72,090
Net unpaid losses and loss expenses	25,875	25,242	25,038	24,241	23,592
Net future policy benefits	4,025	2,825	2,710	2,645	537
Long-term debt	3,360	3,358	3,158	2,806	1,811
Trust preferred securities	309	309	309	309	309
Total liabilities	62,989	60,381	58,313	57,611	55,413
Shareholders’ equity	24,516	22,974	19,667	14,446	16,677
Book value per share	$72.76	$68.59	$58.44	$43.30	$48.89
Selected data
Loss and loss expense ratio(2)	65.7%	59.2%	58.8%	60.6%	61.6%
Underwriting and administrative expense ratio(3)	28.9%	31.0%	29.5%	29.0%	26.3%
Combined ratio(4)	94.6%	90.2%	88.3%	89.6%	87.9%
Net loss reserves to capital and surplus ratio(5)	122.0%	122.2%	141.1%	186.1%	144.7%
Weighted-average shares outstanding – diluted	340,780,224	341,246,387	337,539,294	334,606,237	331,989,064
Cash dividends per share	$1.38	$1.30	$1.19	$1.09	$1.06

(1) Diluted earnings per share is calculated by dividing net income available to holders of Common Shares by weighted-average shares outstanding – diluted.

(2) The loss and loss expense ratio is calculated by dividing the losses and loss expenses by net premiums earned excluding the Life segment premiums. Net premiums earned for the Life segment were $1.7 billion, $1.5 billion, $1.4 billion, $1.2 billion, and $368 million, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

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

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes, under Item 8 of this Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the SEC) include but are not limited to:

•developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, increased government involvement or intervention in the financial services industry, the cost and availability of financing, and foreign currency exchange rate fluctuations (which we refer to in this report as foreign exchange and foreign currency exchange), which could affect our statement of operations, investment portfolio, financial position, and financing plans;

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

• changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturities before their anticipated recovery;

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

The words “believe,” “anticipate,” “estimate,” “project,” “should,” “plan,” “expect,” “intend,” “hope,” “feel,” ”foresee,” “will likely result,” or “will continue,” and variations thereof and similar expressions, identify forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, are a global insurance and reinsurance organization, serving the needs of commercial and individual customers with total assets of $88 billion and shareholder’s equity of $25 billion at December 31, 2011. ACE is predominantly a global property and casualty insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and A&H solutions to customers in more than 170 countries. We are also expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The Insurance – North American segment includes retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management, loss control and engineering programs, and specialty commercial P&C and A&H to personal lines homeowners, automobiles, liability, valuable articles and marine coverages. Our wholesale and specialty products include excess and surplus property, professional liability, inland marine, specialty property, specialty casualty, political risk, captive programs and comprehensive multiple-peril crop and hail insurance products.

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international accident & health (A&H) and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O and professional liability, specialty personal lines, and energy products. Our international A&H and life business primarily focuses on personal accident and supplemental medical. ACE Global Markets offers specialty products including aviation, marine, financial lines, energy, and political risk.

The Global Reinsurance segment represents our reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of ACE Global Markets. Global Reinsurance provides solutions for customers ranging from small commercial insureds to multinational ceding companies. Global Reinsurance offers products such as property and workers’ compensation catastrophe, D&O, professional liability, specialty casualty and specialty property.

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

Our insurance and reinsurance operations generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity” and “Capital Resources” for additional information.

Executive Summary

The insurance industry experienced significant catastrophe losses in 2011, resulting in above average insured losses from natural catastrophes and man-made disasters. In addition, the industry was challenged with several government fiscal crises, slow economic growth in developed markets and challenging insurance market conditions. Our long-pursued strategy is to achieve product and geographic diversification on a global scale while maintaining underwriting discipline and trading market share for underwriting profit. This has given us greater balance between those product areas exposed to the P&C cycle and those that are not.

With respect to the catastrophe events of 2011, our results compared with 2010, were adversely impacted by net after-tax losses, including reinstatement premiums, of $767 million and $342 million, respectively. Catastrophe losses included the Japan and New Zealand earthquakes, floods in Thailand, storms in Australia and other severe weather related events in the U.S. including Hurricane Irene. Refer to “Consolidated Operating Results” for additional information.

In our North American wholesale and specialty division, net premiums written increased primarily due to growth in Agriculture driven by our acquisition of Rain and Hail Insurance Service, Inc. (Rain and Hail). In 2011, we have written substantially more premium volume in Agriculture than we originally projected due to higher crop commodity prices. To complement our Agriculture business strategy, we acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011. PMHC operates under our Insurance – North American segment. See Note 2 to the Consolidated Financial Statements for additional information. Offsetting this was a decrease in our wholesale casualty net premiums written due to competitive market conditions and adherence to our underwriting standards. In our North American retail division, net premiums written increased in targeted classes including A&H and certain property and professional lines as well as personal lines business. Our North American portfolio benefited from positive renewal rates across most classes of property and casualty lines with greater price increases occurring in classes where industry combined ratios are under stress and where transactions require larger amounts of capacity.

Net premiums written were up in our international P&C business in 2011, primarily due to growth in our international retail operations and the acquisition of Jerneh Insurance Berhad in December 2010. Our international retail business reported growth in all regions including double digit growth in Asia, and Latin America and our international A&H and personal lines reported growth due to increased retention and new business writings in all regions. With respect to our International wholesale business, we continue to reduce our exposure due to inadequate pricing. Both our retail and wholesale International P&C businesses benefited from foreign exchange impact.

Our Global Reinsurance segment reported a decline in net premiums written in 2011, compared with 2010, as conditions remain competitive. While net premiums written were down, our Global Reinsurance segment produced a combined ratio of 85.6 percent, reflecting good underwriting discipline and risk selection, especially considering the catastrophes recorded in 2011.

A&H premiums continue to experience growth driven primarily by our international A&H business. Our Asian and Latin American A&H businesses contributed double digit growth even after adjusting for favorable foreign exchange impact. Our U.S. A&H business also demonstrated meaningful growth. In contrast, the ability to grow our Combined Insurance premiums continues to be hampered by the economic recession in its target markets. Additionally, Combined’s business in the United Kingdom and Ireland has been impacted by changes in the regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices and customer service. This has resulted in a need for us to re-evaluate our sales model and to re-engineer our processes. We have put these two operations on a sales moratorium while we re-evaluate our business model. We have decided to cease sales in the small Spanish subsidiary of Combined-Ireland indefinitely. In the fourth quarter we settled enforcement proceedings with regulators in the United Kingdom and Ireland by paying $6.1 million and $5.2 million, respectively. We intend to seek regulatory approval to integrate all European operations of Combined into our ACE European Group Limited subsidiary, incorporated in the United Kingdom. We expect to seek regulatory approval to re-commence sales in the United Kingdom and Ireland in 2012.

We acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011. See Note 2 to the Consolidated Financial Statements for additional information. The results for 2011 include eleven months of results for the acquired New York Life Korea operations and nine months of results for the acquired New York Life Hong Kong operations. Life revenues were up primarily due to these acquisitions as well as growth in our International Life business in 2011, compared with 2010.

In November 2011, the Board of Directors recommended an increase of 34 percent to our quarterly dividend from $0.35 per share to $0.47 per share. This increase was approved by our shareholders on January 9, 2012.

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

• the valuation of derivative instruments related to guaranteed living benefits (GLB); and

• the valuation of goodwill.

We believe our accounting policies for these items are of critical importance to our Consolidated Financial Statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Prior Period Development, Asbestos and Environmental (A&E) and Other Run-off Liabilities, Reinsurance Recoverable on Ceded Reinsurance, Investments, Net Realized and Unrealized Gains (Losses), and Other Income and Expense Items.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At December 31, 2011, our gross unpaid loss and loss expense reserves were $37.5 billion and our net unpaid loss and loss expense reserves were $25.9 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net discounted reserves of $59 million.

The table below presents a roll-forward of our unpaid losses and loss expenses:

	2011			2010
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$37,391	$12,149	$25,242	$37,783	$12,745	$25,038
Losses and loss expenses incurred	12,845	3,325	9,520	10,855	3,276	7,579
Losses and loss expenses paid	(12,780)	(3,914)	(8,866)	(11,279)	(3,866)	(7,413)
Other (including foreign exchange translation)	(103)	10	(113)	(101)	6	(107)
Losses and loss expenses acquired	124	32	92	133	(12)	145
Balance, end of year	$37,477	$11,602	$25,875	$37,391	$12,149	$25,242

(1) Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves:

	December 31, 2011			December 31, 2010
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$17,143	$5,681	$11,462	$16,899	$5,951	$10,948
IBNR reserves	20,334	5,921	14,413	20,492	6,198	14,294
Total	$37,477	$11,602	$25,875	$37,391	$12,149	$25,242

The following table segregates loss reserves by three broad line of business groupings: property and all other, casualty, and A&H (or personal accident). In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses. For certain lines, ACE International and ACE Bermuda products for example, loss adjustment expenses are partially included in IBNR and partially included in loss expenses.

	December 31, 2011			December 31, 2010
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$3,267	$1,258	$2,009	$2,871	$1,325	$1,546
Loss expenses	222	48	174	234	62	172
IBNR reserves	2,188	892	1,296	2,053	814	1,239
Subtotal	5,677	2,198	3,479	5,158	2,201	2,957
Casualty
Case reserves	8,907	2,396	6,511	9,203	2,700	6,503
Loss expenses	4,165	1,849	2,316	4,034	1,733	2,301
IBNR reserves	17,451	4,811	12,640	17,704	5,132	12,572
Subtotal	30,523	9,056	21,467	30,941	9,565	21,376
A&H
Case reserves	555	126	429	530	131	399
Loss expenses	27	4	23	27	–	27
IBNR reserves	695	218	477	735	252	483
Subtotal	1,277	348	929	1,292	383	909
Total
Case reserves	12,729	3,780	8,949	12,604	4,156	8,448
Loss expenses	4,414	1,901	2,513	4,295	1,795	2,500
IBNR reserves	20,334	5,921	14,413	20,492	6,198	14,294
Total	$37,477	$11,602	$25,875	$37,391	$12,149	$25,242

The judgments used to estimate unpaid loss and loss expense reserves require different considerations depending upon the individual circumstances underlying the insured loss. For example, the reserves established for high excess casualty claims, A&E claims, claims from major catastrophic events, or the IBNR for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results adversely if our estimates increase and favorably if our estimates decrease. The potential for variation in loss reserves is impacted by numerous factors, which we discuss below.

We establish loss and loss expense reserves for our claims liabilities for all insurance and reinsurance business that we write. For those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, our claims personnel establish case reserves as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. In respect of those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance’s claims department (refer to “Assumed reinsurance” below).

We have actuarial staff within each of our operating segments who analyze loss reserves and regularly project estimates of ultimate losses and the corresponding indications of the required IBNR reserve. Note that losses include loss expenses for the purposes of this discussion. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of losses for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may include the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, and industry data as appropriate. The estimate of the required IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Typically, for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses, and from these estimates, a single actuarial central estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims, and actuarial analysis and judgment (for example, A&E account projections or high excess casualty accounts in litigation) or for product lines where the nature of the claims experience and/or availability of the data prevent application of such standard methods. In addition, claims arising from certain catastrophic events require evaluations that do not utilize standard actuarial loss projection methods but are based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact.

Standard actuarial reserving methods

The standard actuarial reserving methods may include, but are not limited to, expected loss ratio, paid and reported loss development, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short- and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2011 results. In addition to these standard methods, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, the historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may subdivide product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or origin year), project ultimate losses for these homogenous groups and then combine the results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred – “accident year” or “report year”, for example) and annual or quarterly development periods. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year and second, the expected loss ratio for each origin year (i.e., accident, report, or underwriting).

The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for intervening rate changes, premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations for the product line and external environment as noted above. The expected loss ratio for a given origin year is initially established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used as the basis for the actuarial central estimate for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to serve as the principal basis for the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions such as loss trend or premium rate changes differ from the original assumptions.

Our selected paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within ACE. This most commonly occurs for relatively new product lines that have limited historical data or for high severity/low frequency portfolios where our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the selected loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods will leverage differences between actual and expected loss emergence. These methods tend to be utilized for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

The Bornhuetter-Ferguson method is essentially a combination of the expected loss ratio method and the loss development method, where the loss development method is given more weight as the origin year matures. This approach allows a logical transition between the expected loss ratio method which is generally utilized at earlier maturities and the loss development methods which are typically utilized at latter maturities. We usually apply this method using reported loss data although paid data may be used.

The applicability of actuarial methods will also be impacted by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary insurance or working layer reinsurance, the experience tends to be more frequency driven. For these product types, standard actuarial methods generally work well in determining loss reserve levels, as the loss experience is often credible, given a sufficient history and volume of claims experience. In the case of high attachment points typical of excess insurance or excess of loss reinsurance, the experience tends to be severity driven, as only a loss of significant size will enter the layer. For these product lines, it typically takes longer for loss experience to gain credibility, which adds uncertainty to the estimates derived from standard actuarial methods. For products such as our assumed reinsurance business, we typically supplement the standard actuarial methods with an analysis of each contract’s terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers. This approach is also used for structured or unique contracts.

Determining management’s best estimate

Our recorded reserves represent management’s best estimate of the provision for unpaid claims as of the balance sheet date. We perform an actuarial reserve review for each product line at least once a year. At the conclusion of each review, we establish an actuarial central estimate. The process to select the actuarial central estimate, when more than one estimate is available, may differ across product lines. For example, an actuary may base the central estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates for different projection techniques will depend upon the product line, the underwriting circumstances, and the maturity of the loss emergence. For a well-established product line with sufficient volume and history, the actuarial central estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods. However, for a new long-tail product line for which we have limited data and experience or a rapidly growing line, the emerging loss experience may not have sufficient credibility to allow selection of loss development or Bornhuetter-Ferguson methods and reliance may be placed upon the expected loss ratio method until the experience matures and becomes credible.

Management’s best estimate is developed from the actuarial central estimate after collaboration with actuarial, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing and approving the estimate to be used as management’s best estimate. Reserves are further reviewed by ACE’s Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to be the best estimate of ultimate loss settlements and is determined based on consideration of a number of factors in addition to the actuarial central estimate, including but not limited to:

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

We do not calculate ranges of loss reserve estimates for our individual loss reserve studies. Such ranges are generally not a true reflection of the potential difference between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual prior period development reported in subsequent consolidated financial statements relates in part to events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management’s best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.3 billion and represents five percent of shareholders’ equity at December 31, 2011. Historically, including A&E reserve charges, our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expenses Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

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

Short-tail and long-tail business

Short-tail business

Short-tail business generally describes product lines for which losses are typically known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull, and automobile physical damage policies that we write. There are some exceptions on certain product lines or events (e.g., major hurricanes or earthquakes) where the event has occurred, but the final settlement amount is highly uncertain and not known with certainty for a potentially lengthy period. Due to the short reporting and development pattern for these product lines, the uncertainty associated with our estimate of ultimate losses for any particular accident period diminishes relatively quickly as actual loss experience emerges. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves an assessment by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

For the 2011 origin year, the short-tail line loss reserves were typically established for the non-catastrophe exposures using a combination of the expected loss ratio method and methods that incorporate actual loss emergence. As the year progressed, we also adjusted these reserves for large non-catastrophe loss activity that we considered to be greater than the historical averages. Reserves were also established for losses that arose on catastrophe activity during 2011 using the approach described above. The underlying calculation for the non-catastrophe losses requires initial expected loss ratios by product line adjusted for actual experience during the 2011 calendar year. As previously noted, the derivation of initial loss ratios incorporates actuarial projections of prior years’ losses, past and expected future loss and exposure trends, rate adequacy for new and renewal business, and ceded reinsurance coverage and costs. We also considered our view of the impact of terms and conditions and the market environment, which by their nature tend to be more subjective relative to other factors. Since there is some degree of random volatility of non-catastrophe loss experience from year to year, we considered average loss experience over several years when developing loss estimates for the current accident year. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years.

In terms of prior accident years, the bulk of the changes made in the 2011 calendar year arose from origin years 2007-2009. Specifically, the Insurance – North American, Insurance – Overseas General, and Global Reinsurance segments experienced $111 million, $136 million, and $13 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence. In the Insurance – North American and Insurance – Overseas General segments, these prior period movements were primarily the result of changes to the ultimate loss estimates for the 2007-2009 origin years in response to the latest reported loss data rather than any significant changes to underlying actuarial assumptions such as loss development patterns. In the Global Reinsurance segment, the prior period movements were primarily the result of changes to the ultimate loss estimates for the 2005-2009 origin years principally in response to the latest reported loss data, rather than any significant changes to underlying actuarial assumptions such as loss development patterns.

For a detailed analysis of changes in assumptions related to short-tail prior accident year reserves during calendar year 2011, refer to “Prior Period Development”.

Long-tail business

Long-tail business describes lines of business for which specific losses may not be known/reported for some period and for which claims can take significant time to settle/close. This includes most casualty lines such as general liability, D&O, and workers’ compensation. There are many factors contributing to the uncertainty and volatility of long-tail business. Among these are:

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

As can be seen from the above, various factors are considered when determining appropriate data, assumptions, and methods used to establish the loss reserve estimates for long-tail product lines. These factors may also vary by origin year for given product lines. The derivation of loss development patterns from data and the selection of a tail factor to project ultimate losses from actual loss emergence require considerable judgment, particularly with respect to the extent to which historical loss experience is relied upon to support changes in key reserving assumptions. Examples of the relationship between changes in historical loss experience and key reserving assumptions are provided below.

For those long-tail product lines that are less claim frequency and more claim severity oriented, such as professional lines and high excess casualty, we placed more reliance upon expert legal and claims review of the specific circumstance underlying reported cases rather than loss development patterns. Where appropriate, we then supplemented this with loss development and Bornhuetter-Ferguson approaches to provide for claims that have been reported but are too immature to develop individual claims estimates and also to provide for pure IBNR. The assumptions used for these lines of business are updated over time to reflect new claim and legal advice judged to be of significance.

For the 2011 origin year, loss reserves were typically established through the application of individual product line expected loss ratios that contemplated assumptions similar in nature to those noted in the short-tail line discussion. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length and volume of history and homogeneity afford credibility. For those portfolios where we feel that our data lacks credibility, our assumptions require judg-

mental use of industry loss trends and development patterns. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2011 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines. Recent experience has generally been favorable relative to our expectations. While we do not yet believe that this favorable experience is sufficiently credible to be fully reflected in our booked ultimate losses for immature years, we have been giving increasing weight to emerging experience as origin years mature and the loss emergence gains credibility.

The process to develop 2011 origin year reserves for our long-tail casualty business relies heavily on prior origin year reserves and historical loss ratios adjusted to current rate and loss trend levels. When estimating the ultimate loss levels for these prior origin years for the major long-tail lines in Insurance – North American, Insurance – Overseas General, and Global Reinsurance no changes of significance were made to the loss development patterns, however, we have revised historical loss and exposure trend assumptions to reflect emerged frequency and severity trends observed in both our internal data and available industry data. In general, this has resulted in lower historical loss trend assumptions. While we have not assumed that these reduced loss trends continued in 2011, we have reflected this information in the process to derive expected loss ratio assumptions from historical data adjusted to 2011 origin year levels.

For long-tail portfolios where actual loss emergence in calendar year 2011 was lower than expected for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. However, for certain product lines with early loss emergence on more recent origin years that was greater than expected, we did respond since we believe that such adverse emergence is generally significant relative to the loss emergence pattern assumptions (e.g. origin years 2008 – 2010 for casualty and financial lines in Insurance – Overseas General). Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. The reserve actions that we took in 2011 are discussed further below and in the section entitled “Prior Period Development”. Our booked reserves include reserves for what we believe to be our exposure to claims related to the credit-crunch and recent financial frauds (primarily E&O and D&O) based on information received to date.

For more mature origin years, typically 2007 and prior, we gave meaningful weight to indicated ultimates derived from methods that rely on the paid and reported loss development patterns based on historical experience where sufficient credibility existed (2006 and prior for our longest tailed lines). This is consistent with our historical approach of allowing favorable loss emergence sufficient time to be reliably established before assigning it full credibility (generally five or six years). For those lines where the historical experience lacked credibility, we placed reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). In such cases, the assumptions used to project ultimate loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible.

The prior period development in 2011 for long-tail lines of business comprised several main components. First, we experienced favorable prior period development on a number of product lines where actual loss emergence was lower than expected and/or increased weighting was given to experience-based methods as relevant origin years mature (typically 2007 and prior). In particular, this included D&O, excess casualty, and medical risk operations product lines in Insurance – North American principally in origin years 2005 and 2006 ($179 million favorable), casualty and financial lines in Insurance – Overseas General for origin years 2007 and prior ($337 million favorable), and origin years 2007 and prior for long-tail product lines in Global Reinsurance ($79 million favorable). Second, we experienced adverse development on 2008 and subsequent years principally arising from large claims activity in casualty and financial lines in Insurance – Overseas General ($183 million) and in Insurance – North American E&O ($31 million). Third, we experienced adverse development from Insurance – North American inactive product lines including Westchester and Brandywine run-off operations ($102 million). The causes for the Westchester and Brandywine operations are described further below.

For a detailed analysis of changes in assumptions related to long-tail prior accident year reserves during calendar year 2011, refer to “Prior Period Development”.

Sensitivity to underlying assumptions

While we believe that our reserve for unpaid losses and loss expenses at December 31, 2011, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American

Given the long reporting and paid development patterns for workers’ compensation business, the development factors used to project actual current losses to ultimate losses for the company’s current exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $315 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of 9.1 percent relative to recorded net loss and loss expense reserves of approximately $3.5 billion.

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

Insurance – Overseas General

Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation. Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates. Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments. For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2002-2009 by approximately $270 million. This represents an impact of 12.9 percent relative to recorded net loss and loss expense reserves of approximately $2.1 billion.

Global Reinsurance

Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers’ compensation or general liability, which may take up to 30 years to fully develop. This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $337 million. This represents an impact of 24.1 percent relative to recorded net loss and loss expense reserves of approximately $1.4 billion.

Assumed reinsurance

At December 31, 2011, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.5 billion, consisting of $886 million of case reserves and $1.6 billion of IBNR. In comparison, at December 31, 2010, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $830 million of case reserves and $1.6 billion of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies. This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves. For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss. We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty’s coverage basis (i.e., risks attaching or losses occurring). At December 31, 2011, the case reserves reported to us by our ceding companies were $873 million, compared with the $886 million we recorded. Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid loss and loss expense reserves for the run-off reinsurance business relate to A&E claims. (Refer to “Asbestos and Environmental (A&E) and other run-off liabilities” for additional information.)

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

During 2011, we conducted our annual internal, ground-up review of our consolidated A&E liabilities as of December 31, 2010. As a result of the internal review, we increased our net loss reserves for the Brandywine operations, including A&E, by

$76 million, while the gross loss reserves increased by $241 million. In addition, we decreased gross loss reserves for Westchester Specialty’s A&E and other liabilities by $29 million, and net loss reserves increased by $6 million. Our A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our A&E reserves include the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to unaggregated coverage; whether high-level excess policies have the potential to be accessed given the policyholder’s claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants. Based on the policies, the facts, the law, and a careful analysis of the impact that these factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs, and coverage litigation expense.

The results in asbestos cases announced by other carriers or defendants may well have little or no relevance to us because coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carriers, policyholders, and claimants.

For more information refer to “Asbestos and Environmental (A&E) and Other Run-off Liabilities” and to Note 7 to the Consolidated Financial Statements, under Item 8, for more information.

Future policy benefits reserves

We issue contracts in our Insurance – Overseas General and Life segments that are classified as long-duration. These contracts generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. In accordance with GAAP, we establish reserves for contracts determined to be long-duration based on approved actuarial methods that include assumptions related to expenses, mortality, morbidity, persistency, and investment yields with a factor for adverse deviation. These assumptions are “locked in” at the inception of the contract, meaning we use our original assumptions throughout the life of the policy and do not subsequently modify them unless we deem the reserves to be inadequate. The future policy benefits reserves balance is regularly evaluated for a premium deficiency. If experience is less favorable than assumptions, additional liabilities may be required, resulting in a charge to policyholder benefits and claims.

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA

As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts. The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves. The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows. We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts in proportion to premium revenue recognized. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs, if any, are expensed in the period this determination is made.

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

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002. These contracts primarily provided severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered in order to secure a more cost-effective reinsurance program. All of these contracts transferred risk and were accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the NICO contracts referred to in the section entitled, “Asbestos and Environmental (A&E) and Other Run-off Liabilities”. Subsequent to the ACE INA acquisition, we have not purchased any retroactive ceded reinsurance contracts.

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

A significant portion of ACE Tempest Re USA’s business is written through quota share treaties (approximately $458 million of net premiums earned in 2011, comprised of $379 million of first dollar quota share treaties and $79 million of excess quota share treaties), a small portion of which are categorized as structured products. Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner, and a profit sharing provision. These have been deemed to have met risk transfer requirements.

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

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

• For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a historical default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.5 percent, 1.2 percent, 1.9 percent, 4.7 percent, 9.6 percent, 23.8 percent, and 49.7 percent, respectively. Because the model we use is predicated on the historical default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2011:

(in millions of U.S. dollars)	Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)	Provision for Uncollectible Reinsurance
Type
Reinsurers with credit ratings	$9,433	$8,153	$217
Reinsurers not rated	422	361	81
Reinsurers under supervision and insolvent reinsurers	162	149	100
Captives	1,844	362	37
Other – structured settlements and pools	1,007	1,006	44
Total	$12,868	$10,031	$479

At December 31, 2011, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our Consolidated Financial Statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2011, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $106 million or approximately one percent of the reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements, under Item 8, for more information.

Other-than-temporary impairments (OTTI)

Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and results of operations. Refer to Note 3 d) to the Consolidated Financial Statements for a description of the process by which we evaluate investments for OTTI.

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

At December 31, 2011, our net deferred tax asset was $612 million. (Refer to Note 8 to the Consolidated Financial Statements for more information). At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies. Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. available for sale fixed maturities to recovery. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary. This could have a material adverse effect on our financial condition, results of operations, and liquidity. At December 31, 2011, the valuation allowance of $57 million (including $24 million with respect to foreign tax credits) reflects management’s assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits.

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

While we obtain values for the majority of the investment securities we hold from one or more pricing services, it is ultimately management’s responsibility to determine whether the values obtained and recorded in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with the GAAP definition of fair value as an exit price. Based on our understanding of the methodologies, our pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by our pricing services, all applicable investments have been valued in accordance with GAAP valuation principles. We have controls to review significant price changes and stale pricing, and to ensure that prices received from pricing services have been accurately reflected in the consolidated financial statements. We do not typically adjust prices obtained from pricing services.

Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

At December 31, 2011, Level 3 assets represented four percent of assets that are measured at fair value and two percent of total assets and Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and two percent of total liabilities. During 2011, we transferred $70 million out of our Level 3 assets. Refer to Note 4 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments carried or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments for the years ended December 31, 2011, 2010, and 2009.

Guaranteed living benefits (GLB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assumed the risk of GLBs associated with variable annuity (VA) contracts. We ceased writing this business in 2007. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the accounting guidance related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as Policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 7A. For further description of this product and related accounting treatment, refer to Note 1 j) to the Consolidated Financial Statements.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Key factors affecting the GMIB annuitization rate include investment performance and the level of interest rates after the GMIB waiting period, since these factors determine the value of the guarantee to the policyholder. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees. In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients there are several years of annuitization experience – for those clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB – it is over 13 percent). For most clients there is no currently observable relevant annuitization behavior data and so we use a weighted average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, our GMIB reinsurance treaties include claim limits to protect us in the event that actual annuitization behavior is significantly higher than expected.

Based on our 2011 review, no changes were made to actuarial or behavior assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $14 million.

During the year ended December 31, 2011, we recorded realized losses of $812 million primarily due to increasing net fair value of reported GLB reinsurance liabilities resulting substantially from falling interest rates, falling international equity markets and the annual collection of premium. This excludes realized losses of $4 million, during the year ended December 31, 2011 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the years ended 2011 and 2010.

ACE Tempest Life Re employs a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of VA guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting our position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The different categories of claim limits are described below:

• Reinsurance programs covering GMDB with an annual claim limit of 2 percent of account value. This category accounts for approximately 65 percent of the total reinsured GMDB guaranteed value. Less than 1 percent of the guaranteed value in this category has additional reinsurance coverage for GLB.

• Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 20 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 75 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 50 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $380 million as of December 31, 2011. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

• Reinsurance programs covering GMDB and Guaranteed Minimum Accumulation Benefits (GMAB). This category accounts for approximately 20 percent of the total reinsured GLB guaranteed value and 15 percent of the total reinsured GMDB guaranteed value. These reinsurance programs are quota-share agreements with the quota-share decreasing as the ratio of account value to guaranteed value decreases. The quota-share is 100 percent for ratios between 100 percent and 75 percent, 60 percent for additional losses on ratios between 75 percent and 45 percent, and 30 percent for further losses on ratios below 45 percent. Approximately 35 percent of guaranteed value in this category is also subject to a claim deductible of 8.8 percent of guaranteed value (i.e., our reinsurance coverage would only pay when the ratio of account value to guaranteed value is below 91.2 percent).

• Reinsurance programs covering GMIB with an annual claim limit. This category accounts for approximately 50 percent of the total reinsured GLB guaranteed value. The annual claim limit is 10 percent of guaranteed value on over 95 percent of the guaranteed value in this category. Additionally, reinsurance programs in this category have an annual annuitization limit that ranges between 17.5 percent and 30 percent with approximately 65 percent of guaranteed value subject to an annuitization limit of 20 percent or under, and the remaining 35 percent subject to an annuitization limit of 30 percent. Approximately 40 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 40 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

• Reinsurance programs covering GMIB with aggregate claim limit. This category accounts for approximately 30 percent of the total reinsured GLB guaranteed value. The aggregate claim limit for reinsurance programs in this category is approximately $1.9 billion. Additionally, reinsurance programs in this category have an annual annuitization limit of 20 percent and approximately 55 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 45 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $38 million and $21 million at December 31, 2011 and 2010, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

(in millions of U.S. dollars)	2011	2010
Death Benefits (GMDB)
Premium	$98	$109
Less paid claims	117	127
Net	$(19)	$(18)
Living Benefits (Includes GMIB and GMAB)
Premium	$164	$163
Less paid claims	3	3
Net	$161	$160
Total VA Guaranteed Benefits
Premium	$262	$272
Less paid claims	120	130
Net	$142	$142

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $130 million of claims and $86 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)

Our GLB’s predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $1 million of claims and $156 million of premium on living benefits over the next 12 months.

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

Goodwill Impairment

Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $4.2 billion at December 31, 2011. During 2011, our goodwill balance increased by approximately four percent, primarily due to acquisitions. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment a quantitative analysis is used. The quantitative analysis is a two-step process in which an initial assessment for potential impairment is performed and, if a potential impairment is present, the amount of impairment is measured and recorded. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are:

• New York Life’s Korea operations and Hong Kong operations acquired in 2011;

• Rain and Hail acquired in 2010;

• North American and International divisions of Combined Insurance acquired in 2008;

• Domestic and International divisions of ACE INA acquired in 1999; and

• ACE Tempest Re’s catastrophe businesses acquired in 1996 and 1998.

There are other reporting units that resulted from smaller acquisitions that are also assessed annually. A quantitative goodwill impairment analysis was prepared in 2011 for the North American and International divisions of Combined Insurance with goodwill balances of $738 million and $130 million, respectively. Based on our impairment testing for 2011, we determined that no impairment was required and that none of our reporting units were at risk for impairment.

To estimate the fair value of a reporting unit, we consistently applied a combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow or an allocated market capitalization. The earnings and book value models apply multiples, including the consideration of a control premium, of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model applies a control premium to our market capitalization and, as adjusted, compares the allocated market capitalization to the allocated book value of each reporting unit.

To determine an appropriate control premium, we considered both the mean and range of control premiums paid in our industry for recent transactions involving businesses similar to our reporting units. We then selected a control premium within the range appropriate to our business.

We must assess whether the current fair value of our reporting units is at least equal to the fair value used in the determination of goodwill. In doing this, we make assumptions and estimates about the profitability attributable to our reporting units, including:

• short-term and long-term growth rates;

• estimated cost of equity and changes in long-term risk-free interest rates;

• selection of appropriate earnings and book value market multiples to be used in various multiple approaches; and

• risk premium applied in determining discount rate for calculating net present value of estimated future cash flows.

If our assumptions and estimates made in assessing the fair value of acquired entities change in the future, goodwill could be materially adjusted. This would cause us to write-down the carrying value of goodwill and could have a material adverse effect on our results of operations in the period the charge is taken.

Consolidated Operating Results – Years Ended December 31, 2011, 2010, and 2009

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums written	$15,372	$13,708	$13,299	12%	3%
Net premiums earned	15,387	13,504	13,240	14%	2%
Net investment income	2,242	2,070	2,031	8%	2%
Net realized gains (losses)	(795)	432	(196)	NM	NM
Total revenues	16,834	16,006	15,075	5%	6%
Losses and loss expenses	9,520	7,579	7,422	26%	2%
Policy benefits	401	357	325	12%	10%
Policy acquisition costs	2,447	2,337	2,130	5%	10%
Administrative expenses	2,052	1,858	1,811	10%	3%
Interest expense	250	224	225	12%	0%
Other (income) expense	73	(16)	85	NM	NM
Total expenses	14,743	12,339	11,998	19%	3%
Income before income tax	2,091	3,667	3,077	(43)%	19%
Income tax expense	506	559	528	(9)%	6%
Net income	$1,585	$3,108	$2,549	(49)%	22%

NM – not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	2011			2010	2009
	P&C	A&H	Total	Total	Total
Net premiums written:
Growth in original currency	12.0%	4.1%	10.0%	1.7%	4.8%
Foreign exchange effect	1.5%	3.9%	2.1%	1.4%	(3.1)%
Growth as reported in U.S. dollars	13.5%	8.0%	12.1%	3.1%	1.7%
Net premiums earned:
Growth in original currency	14.1%	3.8%	11.4%	0.7%	3.5%
Foreign exchange effect	1.8%	4.1%	2.5%	1.3%	(3.2)%
Growth as reported in U.S. dollars	15.9%	7.9%	13.9%	2.0%	0.3%

The following table shows a breakdown of our consolidated net premiums written for the periods indicated:

(in millions of U.S dollars, except for percentages)	2011	2010	2009	% Change
				2011 vs. 2010	2010 vs. 2009
Retail P&C	$6,255	$6,533	$6,347	-4%	3%
Wholesale	3,735	2,212	2,222	69%	0%
Reinsurance	979	1,075	1,038	-9%	4%
Property, casualty and all other	10,969	9,820	9,607	12%	2%
Personal accident (A&H)	3,613	3,346	3,229	8%	4%
Life	790	542	463	46%	17%
Total consolidated	$15,372	$13,708	$13,299	12%	3%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection increased in 2011, compared with 2010. Our North American wholesale and specialty division benefited from the acquisition of Rain and Hail in December 2010, reporting significant premium growth in ACE Agriculture. Our North American retail division reported less net premiums written due to lower production across several lines of business reflecting competitive market conditions and adherence to our underwriting strategies as well as less assumed loss portfolio business. Our International retail business reported growth, partially offset by reinstatement premiums expensed in connection with first quarter catastrophe activity. Our Global Reinsurance operations reported a decline in net premiums written in 2011, compared with 2010, primarily due to competitive market conditions and lower exposures. The Life segment reported an increase in net premiums written due primarily to the acquisition of New York Life’s Korea operations and Hong Kong operations.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased in 2011, compared with 2010, primarily due to increases in net premiums earned in ACE Agriculture, A&H and international retail businesses, partially offset by less assumed loss portfolio transfers and lower production within our Global Reinsurance segment and London wholesale businesses.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated:

(in millions of U.S. dollars, except for percentages)				% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Property and all other	$5,712	$3,898	$4,023	47%	(3)%
Casualty	5,340	5,752	5,587	(7)%	3%
Subtotal	11,052	9,650	9,610	15%	0%
Personal accident (A&H)	3,594	3,331	3,198	8%	4%
Life	741	523	432	42%	21%
Net premiums earned	$15,387	$13,504	$13,240	14%	2%

	2011 % of total	2010 % of total	2009 % of total
Property and all other	37%	29%	30%
Casualty	35%	43%	42%
Subtotal	72%	72%	72%
Personal accident (A&H)	23%	25%	25%
Life	5%	3%	3%
Net premiums earned	100%	100%	100%

Net investment income increased in 2011, compared with 2010, primarily due to positive operating cash flows and the impact of acquisitions which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments”.

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	2011	2010	2009
Loss and loss expense ratio	65.7%	59.2%	58.8%
Policy acquisition cost ratio	16.0%	17.4%	16.2%
Administrative expense ratio	12.9%	13.6%	13.3%
Combined ratio	94.6%	90.2%	88.3%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated:

	2011	2010	2009
Loss and loss expense ratio, as reported	65.7%	59.2%	58.8%
Catastrophe losses and related reinstatement premiums	(6.4)%	(3.2)%	(1.2)%
Prior period development	4.1%	4.6%	4.9%
Large assumed loss portfolio transfers	0.0%	(0.3)%	(0.8)%
Loss and loss expense ratio, adjusted	63.4%	60.3%	61.7%

The table below shows the impact of the catastrophe losses by segment.

Catastrophe Loss Charges - Full Year 2011

(in millions of U.S. dollars)	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Total
Net loss
Q2 US storms	$128	$21	$31	$180
Japan Earthquake	35	64	55	154
New Zealand Earthquakes	1	65	70	136
Thailand Floods	27	91	–	118
Hurricane Irene	76	17	11	104
Q1 Australian Storms	3	47	10	60
Cyclone Yasi	–	8	17	25
Other events throughout the year	77	16	14	107
Global Cat Recovery	–	–	(25)	(25)
Total	$347	$329	$183	$859
Reinstatement premiums (earned) expensed	5	42	(7)	40
Total before income tax	$352	$371	$176	$899
Income tax benefit	(86)	(43)	(3)	(132)
Total after income tax	$266	$328	$173	$767

We experienced total net pre-tax catastrophe losses of $859 million, before reinstatement premiums expensed, in 2011, compared with net pre-tax catastrophe losses of $366 million, before reinstatement premiums expensed, in 2010. The catastrophe losses incurred in 2011, were primarily related to earthquakes in Japan and New Zealand, the flooding in Thailand, storms in Australia and other severe weather related events in the U.S. including Hurricane Irene. Reinsurance recoverables are due from highly rated reinsurers.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $556 million of net favorable prior period development in 2011. This compares with net favorable prior period development of $503 million in 2010. Refer to “Prior Period Development” for additional information.

Our policy acquisition costs include commissions, premium taxes, underwriting, and other costs that vary with, and are primarily related to, the production of premium. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in 2011, compared with 2010. Insurance – North American reported a decline in its policy acquisition cost ratio primarily reflecting a shift in the mix of business towards lower acquisition cost lines of business, primarily Agriculture. This favorable impact on the policy acquisition cost ratio was offset by changes in business mix and the impact of reinstatement premiums expensed, mainly within the Insurance – Overseas General segment.

Our administrative expense ratio decreased in 2011, compared with 2010, primarily due to the growth of low expense ratio business generated by Agriculture partially offset by the impact of reinstatement premiums expensed and less assumed loss portfolio business. Assumed loss portfolio transfers typically generate minimal expenses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 24 percent in 2011, compared with 15 percent and 17 percent in 2010 and 2009, respectively. The increase in our effective income tax rate in 2011 was primarily due to a higher percentage of net realized losses being generated in lower tax-paying jurisdictions. The 2010 year included a decrease in the amount of unrecognized tax benefits resulting from a settlement with the Internal Revenue Service regarding federal tax returns for the years 2002-2004, and the recognition of a non-taxable gain related to the acquisition of Rain and Hail. The 2009 year included a reduction of a deferred tax valuation allowance related to investments.

Prior Period Development

The favorable prior period development of $556 million during 2011 was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine (including associated liability-related exposures).

The following table summarizes (favorable) and adverse prior period development by segment for the periods indicated:

Year Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves*
2011
Insurance – North American – active	$(186)	$(111)	$(297)	1.9%
Insurance – North American – runoff**	102	–	102	0.6%
Insurance – Overseas General	(154)	(136)	(290)	4.2%
Global Reinsurance	(58)	(13)	(71)	3.1%
Total	$(296)	$(260)	$(556)	2.2%
2010
Insurance – North American – active	$(102)	$(137)	$(239)	1.5%
Insurance – North American – runoff**	132	–	132	0.8%
Insurance – Overseas General	(159)	(131)	(290)	4.3%
Global Reinsurance	(72)	(34)	(106)	4.7%
Total	$(201)	$(302)	$(503)	2.0%
2009
Insurance – North American – active	$(162)	$(105)	$(267)	1.7%
Insurance – North American – runoff**	88	–	88	0.5%
Insurance – Overseas General	(140)	(115)	(255)	4.2%
Global Reinsurance	(93)	(49)	(142)	5.6%
Total	$(307)	$(269)	$(576)	2.4%

* Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

** Brandywine Holdings and Westchester Specialty operations in respect of 1996 and prior years, and Commercial Insurance Services (CIS) workers’ compensation.

Insurance – North American

Insurance – North American’s active operations experienced net favorable prior period development of $297 million in 2011 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•Net favorable development of $186 million on long-tail business, including:

•Favorable development of $82 million on our D&O portfolios affecting the 2006 and prior accident years. The favorable movement was due to lower than expected case incurred activity, including reductions in individual large claims, and greater weight given to experienced based projection methods;

•Favorable development of $54 million in our excess casualty businesses affecting the 2005 and prior accident years. Incurred losses have continued to be favorable relative to our projections; in addition, as these accident years have matured, more weight has been given to experience-based methods which has also resulted in a refinement of our estimate;

•Favorable development of $43 million in our medical risk operations, primarily impacting the 2006 and prior accident years. This portfolio, composed largely of excess hospital professional liability insurance, experienced continued low levels of reported and paid loss activity leading to reduced estimates of ultimate loss versus our prior review;

•Favorable development of $28 million on our national accounts portfolios which consist of commercial auto liability, general liability, and workers’ compensation lines of business. The favorable development is the net impact of favorable and unfavorable movements, including:

•Favorable development of $40 million on the 2010 accident year primarily relating to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•Favorable development of $33 million on the 2003 through 2007 accident years, primarily in workers’ compensation. Case activity in these portfolios, especially in our excess and high deductible products, has continued to be lower than expected. As these accident years matured, greater weight has been given to experience-based methods. The combination of this lower than expected activity and shift in weighting methodology has resulted in this favorable development; and

•Adverse development of $45 million on the 2002 and prior accident years, primarily in workers’ compensation. This adverse activity is due in part to data refinements and analysis relating to these accident periods.

• Favorable development of $26 million on the 2002 though 2010 accident years in our financial solutions business unit relating to a single account. This development is due to more refined claimant level information provided by the insured in 2011. Analysis of this data led to reduction in our estimates of future losses as well as a recovery of past overpayments;

• Favorable development of $26 million in our foreign casualty product affecting the 2007 and prior accident years. The paid and reported loss activity on the general liability and employers liability lines for this product were lower than expectations based on our prior review, resulting in reductions in ultimate losses for these coverage lines;

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

• Adverse development of $40 million on errors and omissions coverage primarily affecting the 2007 and 2008 accident years. This development was due to increases on specific claims where new facts, including adverse legal verdicts, emerged since our last review;

• Adverse development of $29 million in our environmental liability product line concentrated in the 2005 through 2007 accident years. There was adverse movement on specific large remediation cost cap policies observed in the 2011 calendar year, which prompted an increase in our estimate of ultimate loss and loss expenses under these insurance programs; and

• Remaining adverse development of $25 million relates to other lines across a number of accident years, none of which was significant individually or in the aggregate.

• Net favorable development of $111 million on short-tail business, including:

• Favorable development of $48 million in our property portfolios primarily affecting the 2009 and 2010 accident years as our assessment of ultimate losses, including catastrophe losses, developed favorably during calendar year 2011; and

• Favorable development of $63 million on other lines across a number of accident years, primarily following better than expected loss emergence, none of which was significant individually or in the aggregate.

Insurance – North American’s runoff operations incurred net adverse prior period development of $102 million in our Westchester and Brandywine run-off operations during 2011, which was the net result of favorable and adverse movements impacting accident years 2000 and prior, driven by the following principal changes:

•Adverse development of $82 million related to the completion of the reserve review during 2011. The development primarily arose from case specific asbestos and environmental claims related to increased loss and defense cost payment activity. Further, we experienced increased paid loss and case reserve activity on our assumed reinsurance portfolio;

•Adverse development of $17 million on unallocated loss adjustment expenses due to run-off operating expenses paid during 2011; and

•The remaining $3 million of adverse development arose on other run-off lines, none of which was significant individually or in the aggregate.

Insurance – North American’s active operations experienced net favorable prior period development of $239 million in 2010, resulting from several underlying favorable and adverse movements, driven by the following principal changes:

•Net favorable development of $102 million on long-tail business, including:

•Favorable development of $105 million in our D&O and E&O portfolios following detailed claim and actuarial reviews of case activity in 2010. This development was the net of favorable movements primarily in the 2006 and prior accident years, partially offset by adverse movements in the 2007-2009 years;

•Favorable development of $54 million on our national accounts portfolio. The favorable development was a function of two primary factors. First, this development related to our annual assessment in 2010 of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures for accident year 2009, after the close of the accident year to allow for late reporting or identification of significant losses. Second, there was better than expected loss emergence reported in 2010 on the 2005 and 2006 accident years and greater weighting assigned to experienced-based methods;

•Favorable development of $49 million within our financial solutions business driven by the favorable impact of a settlement in 2010 on a major contract, primarily in the 2000 and prior accident years;

•Adverse development of $91 million in our excess casualty businesses principally arising in the 2007 accident year following case specific developments on several open claims;

•Adverse development of $30 million in our small and middle market guaranteed cost workers’ compensation portfolios that was driven by an increasing trend in claims frequency and allocated claims expenses on accident years 2008 and subsequent; and

•Favorable development of $15 million on other lines across a number of accident years, primarily following better than expected loss emergence, none of which was significant individually or in the aggregate.

•Net favorable development of $137 million on short-tail business, including:

•Favorable development of $96 million in property, aviation, inland and recreational marine, political risk, and other short-tailed exposures principally in accident years 2007-2009 following lower than expected loss emergence; and

•Favorable development of $41 million in our crop/hail business associated with recording the most recent bordereaux for the 2009 and prior crop years. The $41 million reflects the net of improvement in the loss estimate ($86 million) and a corresponding increase in profit share commission expense ($45 million).

Insurance – North American’s runoff operations experienced net adverse prior period development of $132 million in 2010, which was the net result of several underlying favorable and adverse movements impacting accident years 2000 and prior, driven by the following principal changes:

•Adverse development of $114 million in our Westchester and Brandywine runoff operations. This development includes $89 million related to the completion of the reserve review during 2010 and is comprised primarily of adverse development for asbestos claims related to increased loss and defense cost payment activity on a limited number of accounts and adverse development for assumed reinsurance due to increased paid loss and case reserve activity in recent years, partially offset by increased distributions received from insolvent reinsurers and commutations. This also includes additional adverse development of $19 million for unallocated loss adjustment expenses due to runoff operating expenses paid during the current year; and

•Adverse development of $18 million on runoff CIS workers’ compensation following emergence of higher than expected medical costs.

Insurance – North American active operations experienced net favorable prior period development of $267 million in 2009, representing 1.7 percent of the segment’s beginning of period net unpaid loss and loss expense reserves.

Insurance – North American runoff operations incurred net adverse prior period development of $88 million in 2009, representing 0.5 percent of the segment’s beginning of period net unpaid loss and loss expense reserves.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $154 million on long-tail business, including:

• Favorable development of $337 million in casualty (primary and excess) and financial lines for accident years 2007 and prior. We have recognized the impact of favorable loss emergence since the prior study and assigned increased weight to experience-based methods; and

• Adverse development of $183 million in casualty (primary and excess) and financial lines for accident years 2008-2010 in response to claims emergence in 2011. First, the impact of notified large claims and a high level review of potential ultimate exposure from large claims across these lines led to a $140 million increase across these accident years. Second, the completion of a claims review related to the exposure from financial fraud and subprime claims led to another increase of $20 million. Finally, reserves were strengthened by $20 million in response to increasing frequency and severity trends within European primary casualty.

• Net favorable development of $136 million on short-tail business, including property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally as a result of lower than expected loss emergence, principally on accident years 2008-2009.

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

• Net favorable development of $159 million on long-tail business, including:

• Favorable development of $241 million in casualty (primary and excess) and financial lines for accident years 2006 and prior that recognized both favorable loss emergence and a greater weight to experience-based methods as years mature; and

•Adverse development of $82 million in casualty (primary and excess) and financial lines for accident years 2007-2009 principally arising from a claims review of financial crisis-related claims (adverse $57 million impact) and emergence of adverse frequency and severity trends within certain portfolios (adverse $24 million impact).

•Net favorable development of $131 million on short-tail business, including property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally as a result of lower than expected loss emergence, principally on accident years 2007-2009.

Insurance – Overseas General incurred net favorable prior period development of $255 million in 2009, representing 4.2 percent of the segment’s beginning of period net unpaid loss and loss expense reserves.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $71 million in 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•Net favorable development of $58 million on long-tail business, including net favorable prior period development of $79 million principally in treaty years 2007 and prior across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from a combination of favorable paid and incurred loss trends and increased weighting to experience-based methods; and

•Net favorable development of $13 million on short-tail business, including net favorable prior period development of $34 million principally in treaty years 2009 and prior across property lines, including property catastrophe, trade credit and surety principally as a result of lower than anticipated loss emergence.

Global Reinsurance experienced net favorable prior period development of $106 million in 2010, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•Net favorable development of $72 million on long-tail business, including net favorable prior period development of $96 million principally in treaty years 2003-2006 across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from a combination of favorable incurred loss trends and increased weighting to experience-based methods.

•Net favorable development of $34 million on short-tail business, primarily in treaty years 2003-2008 across property lines, including property catastrophe, trade credit and surety principally as a result of lower than anticipated loss emergence.

Global Reinsurance experienced net favorable prior period development of $142 million in 2009, representing 5.6 percent of the segment’s beginning of period net unpaid loss and loss expense reserves.

Segment Operating Results – Years Ended December 31, 2011, 2010, and 2009

The discussions that follow include tables that show our segment operating results for the years ended December 31, 2011, 2010, and 2009.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on each of our segments refer to “Segment Information” under Item 1.

Insurance – North American

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums written	$6,851	$5,797	$5,641	18%	3%
Net premiums earned	6,911	5,651	5,684	22%	(1)%
Losses and loss expenses	5,276	3,918	4,013	35%	(2)%
Policy acquisition costs	613	625	517	(2)%	21%
Administrative expenses	592	561	572	6%	(2)%
Underwriting income	430	547	582	(21)%	(6)%
Net investment income	1,170	1,138	1,094	3%	4%
Net realized gains (losses)	34	417	10	(92)%	NM
Interest expense	15	9	1	67%	NM
Other (income) expense	5	(22)	36	NM	NM
Income tax expense	394	436	384	(10)%	14%
Net income	$1,220	$1,679	$1,265	(27)%	33%
Loss and loss expense ratio	76.3%	69.3%	70.6%
Policy acquisition cost ratio	8.9%	11.1%	9.1%
Administrative expense ratio	8.6%	9.9%	10.1%
Combined ratio	93.8%	90.3%	89.8%

Insurance – North American reported an increase in net premiums written in 2011, compared with 2010. Our wholesale and specialty division reported significantly higher premiums in 2011, compared with 2010, specifically in Agriculture due to the acquisition of Rain and Hail in December 2010. This increase was partially offset by lower wholesale casualty production due to competitive market conditions and our adherence to underwriting standards. Our retail division also reported less net premiums written in 2011, compared with 2010, due to lower production in many of our retail property and casualty lines reflecting competitive market conditions and our adherence to underwriting standards. In addition, our retail division wrote less assumed loss portfolio transfer business in 2011, compared with 2010. These decreases were partially offset by growth in targeted classes, including A&H and certain property and professional lines. Also, our personal lines business reported higher written premiums in 2011, compared with 2010, reflecting growth in homeowners and automobile business, as well as other specialty offerings. Insurance – North American reported an increase in net premiums written in 2010, compared with 2009. For 2010, compared with 2009, the retail division reported growth in A&H, worker’s compensation, commercial risk and new program business as well as increased premium retention in professional risk lines and favorable foreign exchange impact on Canadian business. The retail division also benefited from one-time premium-related adjustments totaling $80 million in the fourth quarter of 2010. Our personal lines business reported growth in homeowners and auto insurance as well as specialty offerings in 2010. These increases were partially offset by less new business and renewed policies across several lines of business, reflecting a decline in value of exposures, competitive market conditions, and our adherence to underwriting discipline. These factors were especially evident in our national accounts, as well as aerospace and energy lines of business. Growth in the retail division was also offset by a decline in assumed loss portfolio business. Net premiums written in our wholesale division increased in 2010, compared with 2009, primarily due to higher premium retention and increases in professional lines business. These increases were partially offset by lower crop production primarily reflecting the impact of crop settlements. In 2010, we received the results from the previous crop reinsurance year which required us to make adjustments to previously estimated premiums, losses and loss expenses, and profit share commission.

Insurance – North American reported an increase in net premiums earned in 2011, compared with 2010. This increase was primarily attributable to higher wholesale and specialty premiums in ACE Agriculture due to the acquisition of Rain and Hail in December 2010. Our retail businesses generated lower net earned premiums mainly in the property and casualty risk lines of business reflecting lower writings in these lines due to adherence to underwriting standards and less premiums associated with assumed loss portfolio transfer business in 2011, compared with 2010. These decreases were partially offset by growth in certain lines of business within our professional risk, A&H and program operations. Net premiums earned for the personal lines business increased in 2011, compared with 2010, due to continued expansion of the ACE Private Risk Services product offerings. Insurance-North American reported a decline in net premiums earned in 2010, compared with 2009. This decline was attributable to less assumed loss portfolio transfer business, lower risk management business in the retail division, lower professional and casualty business and less favorable crop settlements in ACE Agriculture. These decreases were partially offset by increases in worker’s compensation, professional risk, A&H, and personal lines business, favorable foreign exchange impact, a one-time premium-related adjustment totaling $80 million and new program business.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Property and all other	$1,232	$1,180	$1,137	4%	4%
Agriculture	1,942	398	553	NM	(28)%
Casualty	3,380	3,777	3,734	(11)%	1%
Personal accident (A&H)	357	296	260	21%	14%
Net premiums earned	$6,911	$5,651	$5,684	22%	(1)%

	2011 % of Total	2010 % of Total	2009 % of Total
Property and all other	18%	21%	20%
Agriculture	28%	7%	10%
Casualty	49%	67%	66%
Personal accident (A&H)	5%	5%	4%
Net premiums earned	100%	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated:

	2011	2010	2009
Loss and loss expense ratio, as reported	76.3%	69.3%	70.6%
Catastrophe losses and related reinstatement premiums	(5.1)%	(2.6)%	(1.0)%
Prior period development	2.9%	2.7%	3.1%
Large assumed loss portfolio transfers	0.0%	(0.5)%	(1.2)%
Loss and loss expense ratio, adjusted	74.1%	68.9%	71.5%

Insurance – North American’s net catastrophe losses, excluding reinstatement premiums, were $347 million in 2011, compared with $143 million in 2010 and $58 million in 2009. Catastrophe losses in 2011 were related to severe weather-related events in the U.S., including Hurricane Irene and flooding, as well as exposure from the Japan earthquake and the flooding in Thailand. Catastrophe losses in 2010 were primarily related to severe weather-related events in the U.S. and earthquakes in Haiti and Chile. Catastrophe losses in 2009 were related to several weather-related events in the U.S. and an earthquake in Asia. Insurance – North American experienced net favorable prior period development of $195 million in 2011 compared with net favorable prior period development of $107 million and $179 million in 2010 and 2009, respectively. Refer to “Prior Period Development” for more information. The adjusted loss and loss expense ratio increased in 2011, compared with 2010, primarily due to the increase in Agriculture, partially offset by lower assumed loss portfolio business, both of which are written at a higher loss ratio than our other types of business. The adjusted loss and loss expense ratio decreased in 2010, compared with 2009, primarily due to the impact of lower crop settlements in Agriculture, non-recurring premium adjustments in 2010 and the reduction in assumed loss portfolio business.

Insurance – North American’s policy acquisition cost ratio decreased in 2011, compared with 2010, primarily reflecting a shift in mix of business towards lower acquisition cost lines of business, primarily Agriculture. Partially offsetting the growth in the low expense ratio business was targeted growth in several higher acquisition ratio lines of business, including personal and professional lines, as well as commercial risk program business. The policy acquisition cost ratio increased in 2010, compared with 2009, due to a shift in the mix of business towards higher commission specialty casualty business, professional and personal lines, and a decline in assumed loss portfolio business which generates minimal expense.

Insurance – North American’s administrative expense ratio decreased in 2011, compared with 2010, primarily due to the growth of low expense ratio business generated by Agriculture. This decrease was partially offset by lower net results generated by our third party claims administration business, ESIS, of $25 million in 2011, compared with net results of $85 million in 2010, when ESIS was engaged in the administration role for claims generated by the Deepwater Horizon oil leak catastrophe. The administrative expense ratio decreased in 2010, compared with 2009, primarily due to higher net results generated by ESIS. ESIS net results were $26 million in 2009.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums written	$5,756	$5,280	$5,145	9%	3%
Net premiums earned	5,737	5,240	5,147	9%	2%
Losses and loss expenses	3,073	2,647	2,597	16%	2%
Policy benefits	–	4	4	NM	0%
Policy acquisition costs	1,393	1,251	1,202	11%	4%
Administrative expenses	945	840	783	13%	7%
Underwriting income	326	498	561	(35)%	(11)%
Net investment income	548	475	479	15%	(1)%
Net realized gains (losses)	33	123	(20)	(73)%	NM
Interest expense	5	1	–	NM	NM
Other (income) expense	–	(13)	20	NM	NM
Income tax expense	169	173	186	(2)%	(7)%
Net income	$733	$935	$814	(22)%	15%
Loss and loss expense ratio	53.6%	50.6%	50.5%
Policy acquisition cost ratio	24.2%	23.9%	23.3%
Administrative expense ratio	16.5%	16.0%	15.2%
Combined ratio	94.3%	90.5%	89.0%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	2011			2010	2009
	P&C	A&H	Total	Total	Total
Net premiums written:
Growth in original currency	4.1%	5.2%	4.5%	0.2%	2.9%
Foreign exchange effect	3.7%	5.7%	4.5%	2.4%	(6.4)%
Growth as reported in U.S. dollars	7.8%	10.9%	9.0%	2.6%	(3.5)%
Net premiums earned:
Growth in original currency	3.9%	5.1%	4.3%	(0.4)%	3.2%
Foreign exchange effect	4.5%	6.1%	5.2%	2.2%	(6.8)%
Growth as reported in U.S. dollars	8.4%	11.2%	9.5%	1.8%	(3.6)%

Insurance – Overseas General’s net premiums written increased in 2011, compared with 2010, primarily due to growth in our international retail operations and the acquisition of Jerneh Insurance Berhad in December 2010, and favorable foreign exchange, partially offset by reinstatement premiums of approximately $42 million expensed in connection with the first quarter 2011 catastrophe activity. Our international retail businesses reported growth in all regions but primarily in Asia Pacific and Latin America. In addition, A&H and personal lines business experienced growth due to an increase in retention as well new business in all regions. Our London wholesale business unit reported declines of 3 percent, mainly due to results in Financial Lines, where business is lapsing due to inadequate pricing. Insurance – Overseas General’s net premiums written increased in 2010, compared with 2009, primarily due to growth in our international retail operations and favorable foreign exchange impact, partially offset by reinstatement premiums of approximately $33 million expensed in connection with the first quarter 2010 catastrophe activity. Our growth was mainly driven by new business in Asia Pacific and Latin America. In 2010, compared with 2009, our London wholesale business unit reported lower production in most product lines due to declinations of business where we did not believe rates were acceptable relative to risk.

Insurance – Overseas General’s net premiums earned increased in 2011, compared with 2010, primarily due to the growth in the international retail operations and favorable foreign exchange impact, partially offset by lower wholesale writings and the reinstatement premiums expensed in connection with first quarter 2011 catastrophe activity. On a constant dollar basis, net premiums earned increased due to growth in P&C and A&H production in our international retail operations. Our London wholesale operations reported a decline in net premiums earned due to lower production over the last year. Insurance – Overseas General’s net premiums earned increased in 2010, compared with 2009, primarily due to the growth in our P&C and A&H production and favorable foreign exchange impact, partially offset by lower wholesale writings and reinstatement premiums expensed in connection with first quarter 2010 catastrophe activity.

The following two tables provide a line of business and regional breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Line of Business
Property and all other	$2,080	$1,800	$1,787	16%	1%
Casualty	1,415	1,424	1,420	(1)%	0%
Personal accident (A&H)	2,242	2,016	1,940	11%	4%
Net premiums earned	$5,737	$5,240	$5,147	9%	2%

Region
Europe	$2,317	$2,284	$2,348	1%	(3)%
Asia Pacific	1,115	847	754	32%	12%
Far East	519	465	451	12%	3%
Latin America	1,071	905	772	18%	17%
	5,022	4,501	4,325	12%	4%
ACE Global Markets	715	739	822	(3)%	(10)%
Net premiums earned	$5,737	$5,240	$5,147	9%	2%

	2011 % of Total	2010 % of Total	2009 % of Total
Line of Business
Property and all other	36%	34%	34%
Casualty	25%	27%	28%
Personal accident (A&H)	39%	39%	38%
Net premiums earned	100%	100%	100%

Region
Europe	40%	44%	45%
Asia Pacific	20%	16%	15%
Far East	9%	9%	9%
Latin America	19%	17%	15%
	88%	86%	84%
ACE Global Markets	12%	14%	16%
Net premiums earned	100%	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated:

	2011	2010	2009
Loss and loss expense ratio, as reported	53.6%	50.6%	50.5%
Catastrophe losses and related reinstatement premiums	(6.1)%	(2.8)%	(1.0)%
Prior period development	5.0%	5.5%	5.0%
Loss and loss expense ratio, adjusted	52.5%	53.3%	54.5%

Net catastrophe losses, excluding reinstatement premiums, were $329 million in 2011, compared with $132 million in 2010 and $51 million in 2009, respectively. Catastrophe losses in 2011 included flooding in Thailand, earthquakes in New Zealand and Japan and storms in the U.S. and Australia. Catastrophe losses in 2010 were primarily related to earthquakes in Chile and Mexico, and storms in Australia and Europe. Catastrophe losses in 2009 were primarily related to floods and windstorms in Europe. Insurance – Overseas General experienced net favorable prior period development of $290 million, $290 million and $255 million in 2011, 2010 and 2009, respectively. Refer to “Prior Period Development” for more information.

Insurance – Overseas General’s policy acquisition cost ratio increased in 2011, compared with 2010, as well as in 2010, compared with 2009, primarily due to the impact of catastrophe-related reinstatement premiums expensed and changes in mix of business.

Insurance – Overseas General’s administrative expense ratio increased in 2011, compared with 2010, primarily due to the impact of reinstatement premiums expensed, and reduced wholesale net earned premiums. Insurance – Overseas General’s administrative expense ratio increased in 2010, compared with 2009, primarily due to the inclusion of Combined Insurance for the full year and the impact of reinstatement premiums.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums written	$979	$1,075	$1,038	(9)%	4%
Net premiums earned	1,003	1,071	979	(6)%	9%
Losses and loss expenses	621	518	330	20%	57%
Policy acquisition costs	185	204	195	(9)%	5%
Administrative expenses	52	55	55	(5)%	0%
Underwriting income	145	294	399	(51)%	(26)%
Net investment income	287	288	278	(0)%	4%
Net realized gains (losses)	(50)	93	(17)	NM	NM
Interest expense	2	–	–	NM	NM
Other (income) expense	(1)	(23)	2	96%	NM
Income tax expense	30	42	46	(29)%	(9)%
Net income	$351	$656	$612	(46)%	7%
Loss and loss expense ratio	62.0%	48.4%	33.7%
Policy acquisition cost ratio	18.4%	19.0%	19.9%
Administrative expense ratio	5.2%	5.1%	5.6%
Combined ratio	85.6%	72.5%	59.2%

Global Reinsurance reported a decrease in net premiums written in 2011, compared with 2010, primarily due to competitive market conditions and lower exposures, partially offset by reductions in retrocessions. Net premiums written increased in 2010, compared with 2009, primarily due to a significant new workers’ compensation treaty recorded during 2010 in our U.S. operation, partially offset by generally competitive conditions across most of Global Reinsurance’s product lines and regions of operations.

Global Reinsurance’s net premiums earned decreased in 2011, compared with 2010, primarily due to 2011 decreases in production and exposures. Global Reinsurance’s net premiums earned increased in 2010, compared with 2009 due to the new workers’ compensation business and higher casualty reinsurance production in our U.S. operations.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Property and all other	$177	$239	$262	(26)%	(9)%
Casualty	545	551	433	(1)%	27%
Property catastrophe	281	281	284	0%	(1)%
Net premiums earned	$1,003	$1,071	$979	(6)%	9%

	2011 % of Total	2010 % of Total	2009 % of Total
Property and all other	18%	22%	27%
Casualty	54%	51%	44%
Property catastrophe	28%	27%	29%
Net premiums earned	100%	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated:

	2011	2010	2009
Loss and loss expense ratio, as reported	62.0%	48.4%	33.7%
Catastrophe losses and related reinstatement premiums	(18.0)%	(8.4)%	(2.8)%
Prior period development	7.7%	10.0%	14.5%
Loss and loss expense ratio, adjusted	51.7%	50.0%	45.4%

Global Reinsurance recorded net catastrophe losses, excluding reinstatement premiums, of $183 million in 2011, compared with net catastrophe losses of $91 million and $28 million in 2010 and 2009, respectively. Catastrophe losses in 2011 were primarily related to earthquakes in Japan and New Zealand. Catastrophe losses in 2010 were primarily related to storms in Australia and earthquakes in Chile and New Zealand. Catastrophe losses in 2009 were primarily related to various Canadian storms and Hurricane Klaus. Global Reinsurance experienced net favorable prior period development of $71 million (which is net of $13 million of unfavorable premium adjustments to loss sensitive treaties), $106 million and $142 million in 2011, 2010, and 2009, respectively. Refer to “Prior Period Development” for additional information.

Global Reinsurance’s adjusted loss and loss expense ratio increased in 2011, compared with 2010, due to a full year of earnings on a workers’ compensation treaty and a medical malpractice loss portfolio transfer (LPT), both with high loss ratios. The adjusted loss and loss expense ratio increased in 2010, compared with 2009 due to six months of earnings on the new workers’ compensation treaty with a high loss ratio, reserve increases in U.S. property and U.S. auto lines of business and an increase in casualty business written in 2010.

Global Reinsurance’s policy acquisition costs ratio decreased in 2011, compared with 2010, as a result of lower commission in our U.S. operations, primarily due to additional earned premium from the workers’ compensation treaty and the new medical malpractice LPT business, both of which did not generate acquisition costs, as well as the favorable impact of the change in the mix of business earned. These lower commissions were partially offset by reductions in catastrophe retrocession profit commissions. Global Reinsurance’s policy acquisition cost ratio decreased in 2010, compared with 2009, as a result of lower commission in our U.S. operations, primarily due to the new workers’ compensation treaty business which did not generate acquisition costs.

The administrative expense ratio was flat in 2011, compared with 2010, as lower administrative expenses were offset by a decrease in net premiums earned. The administrative expenses were flat in 2010, compared with 2009, but the ratio decreased due to the increase in net premiums earned.

Life

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income which includes net investment income and gains (losses) from separate account assets that do not qualify for separate account reporting under GAAP.

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net premiums written	$1,786	$1,556	$1,475	15%	5%
Net premiums earned	1,736	1,542	1,430	13%	8%
Losses and loss expenses	549	496	482	11%	3%
Policy benefits	401	353	321	14%	10%
Losses from separate account assets	36	–	–	NM	NM
Policy acquisition costs	255	257	216	(1)%	19%
Administrative expenses	295	228	243	29%	(6)%
Net investment income	224	172	176	30%	(2)%
Life underwriting income	424	380	344	12%	10%
Net realized gains (losses)	(806)	(192)	(15)	NM	NM
Interest expense	11	3	–	NM	NM
Other (income) expense	18	20	2	(10)%	NM
Income tax expense	50	62	48	(19)%	29%
Net income	$(461)	$103	$279	NM	(63)%

The following table provides a line of business breakdown of life net premiums written for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Life reinsurance	$344	$358	$366	(4)%	(2)%
Life insurance	446	184	97	NM	90%
A&H	996	1,014	1,012	(2)%	0%
Life net premiums written	$1,786	$1,556	$1,475	15%	5%

Life reinsurance net premiums written decreased in 2011, compared with 2010, because there is no new life reinsurance business currently being written. Life insurance net premiums written increased in 2011, compared with 2010, primarily due to the acquisition of New York Life’s Korea operations and Hong Kong operations. A&H net premiums written decreased in 2011, compared with 2010, due to the effects of the economy resulting in lower new business.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2011, realized losses were associated with an increased value of GLB liabilities due to falling interest rates, falling international equity markets and the annual collection of premium. During 2010, realized losses were primarily associated with an increasing net fair value of reported GLB liabilities resulting substantially from the impact of lower interest rates. The 2010 realized loss was also impacted by a reduction in the value of hedge instruments and increasing GLB liabilities due to the annual collection of premium, offset by decreasing GLB liabilities due to rising equity markets and model enhancements. During 2009, realized losses were due to the combination of a reduction in the value of hedge instruments as well as modeling changes, which more than offset a decrease in the net fair value of reported GLB reinsurance liabilities and the gain from foreign exchange.

Net Investment Income

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Fixed maturities	$2,196	$2,071	$1,985
Short-term investments	43	34	38
Equity securities	36	26	54
Other	62	44	48
Gross investment income	2,337	2,175	2,125
Investment expenses	(95)	(105)	(94)
Net investment income	$2,242	$2,070	$2,031

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased eight percent in 2011 compared with 2010 resulting from a higher overall average invested asset base from acquisitions and higher private equity fund distributions, partially offset by lower yields on new investments. Net investment income increased two percent in 2010 compared with 2009 resulting from positive operating cash flows and a higher average invested asset base, partially offset by lower yields on new investments and short-term securities.

The investment portfolio’s average market yield on fixed maturities was 3.1 percent, 3.6 percent, and 4.3 percent at December 2011, 2010, and 2009, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The yield on short-term investments reflects the global nature of our insurance operations (1.5 percent – 2.0 percent yield). For example, yields on short-term investments in Malaysia, China, and Ecuador range from 3.1 percent to 4.7 percent.

The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity (4.5 percent – 7.3 percent yield). The strategic emerging debt portfolio represents approximately 60 percent of our equity securities portfolio.

The following table shows the return on average invested assets:

	Years Ended December 31
(in millions of U.S. dollars, except for percentages)	2011	2010	2009
Average invested assets	$52,093	$48,044	$43,767
Net investment income	$2,242	$2,070	$2,031
Return on average invested assets	4.3%	4.3%	4.6%

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

The following tables present our pre-tax net realized and unrealized gains (losses), as well a breakdown of our OTTI and other net realized gains (losses) on investments:

	Year Ended December 31, 2011			Year Ended December 31, 2010
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$164	$480	$644	$380	$973	$1,353
Fixed income derivatives	(143)	–	(143)	58	–	58
Total fixed maturities	21	480	501	438	973	1,411
Public equity	9	(47)	(38)	84	(44)	40
Other	(25)	15	(10)	161	(92)	69
Subtotal	5	448	453	683	837	1,520
Derivatives
Fair value adjustment on insurance derivatives	(779)	–	(779)	(28)	–	(28)
S&P put option and futures	(4)	–	(4)	(150)	–	(150)
Fair value adjustment on other derivatives	(4)	–	(4)	(19)	–	(19)
Subtotal derivatives	(787)	–	(787)	(197)	–	(197)
Foreign exchange gains (losses)	(13)	–	(13)	(54)	–	(54)
Total gains (losses)	$(795)	$448	$(347)	$432	$837	$1,269

	Year Ended December 31, 2011			Year Ended December 31, 2010
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities	$(46)	$210	$164	$(46)	$426	$380
Public equity	(1)	10	9	–	84	84
Other	(3)	(22)	(25)	(13)	174	161
Total	$(50)	$198	$148	$(59)	$684	$625

Our net realized gains (losses) for the year ended December 31, 2011, included write-downs of $50 million as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $59 million and $397 million in 2010 and 2009, respectively. Included in Other net realized gains (losses) in 2010 was a realized gain of $175 million related to the acquisition of Rain and Hail. Refer to Note 2 to the Consolidated Financial Statements for additional information.

At December 31, 2011, our investment portfolios held by U.S. legal entities include approximately $120 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $42 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $10 million at December 31, 2011. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

Other Income and Expense Items

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Losses from separate account assets	$36	$–	$–
Equity in net (income) loss of partially-owned entities	(40)	(81)	39
Federal excise and capital taxes	20	19	16
Amortization of intangible assets	29	9	11
Noncontrolling interest expense	2	14	3
Other(1)	26	23	16
Other (income) expense	$73	$(16)	$85

(1) Included in Other are acquisition-related costs of $5 million and $14 million in 2011 and 2010, respectively. Acquisition-related costs were immaterial in 2009.

Other (income) expense includes losses from separate account assets that do not qualify for separate account reporting under GAAP (failed separate accounts). The offsetting movement in the separate account liabilities is included in Policy benefits. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense in the consolidated statements of operations. As these are considered capital transactions, they are excluded from underwriting results.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). This average credit quality rating reflects the recent downgrade by S&P of the credit rating of securities issued by the U.S. government. The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Our Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprised of senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

As part of our fixed income diversification strategy and because we intend to hold them to maturity, we transferred securities with a fair value of $6.8 billion in 2010 from Fixed maturities available for sale to Fixed maturities held to maturity. There were no transfers in 2011.

The average duration of our fixed income securities, including the effect of options and swaps was 3.7 years at both December 31, 2011 and 2010. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $1.9 billion at December 31, 2011.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2011		December 31, 2010
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$41,967	$40,450	$37,539	$36,542
Fixed maturities held to maturity	8,605	8,447	9,461	9,501
Short-term investments	2,301	2,301	1,983	1,983
	52,873	51,198	48,983	48,026
Equity securities	647	671	692	666
Other investments	2,314	2,112	1,692	1,511
Total investments	$55,834	$53,981	$51,367	$50,203

The fair value of our total investments increased $4.5 billion during 2011, primarily due to the investing of operating cash flows, unrealized appreciation, and the acquisition of New York Life’s Hong Kong operations and Korea operations.

The following tables show the market value of our fixed maturities and short-term investments at December 31, 2011 and 2010. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2011		December 31, 2010
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,361	5%	$2,075	4%
Agency	1,725	3%	2,015	4%
Corporate and asset-backed securities	17,030	32%	15,900	33%
Mortgage-backed securities	13,237	25%	12,362	25%
Municipal	2,888	6%	2,449	5%
Non-U.S.	13,331	25%	12,199	25%
Short-term investments	2,301	4%	1,983	4%
Total	$52,873	100%	$48,983	100%
AAA	$9,284	18%	$23,718	48%
AA	20,562	39%	4,714	10%
A	10,106	19%	8,482	17%
BBB	6,152	12%	5,487	11%
BB	3,755	7%	3,357	7%
B	2,428	4%	2,393	5%
Other	586	1%	832	2%
Total	$52,873	100%	$48,983	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education, and utilities (water, power, and sewers). As of December 31, 2011, one state, including political subdivisions and other municipal issuers within the state, represented approximately 20 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 71 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 38 percent and 62 percent between general obligation and special revenue bonds, respectively.

Our exposure to the Euro results primarily from ACE European Group which is headquartered in London and offers a broad range of coverages throughout the European Union, Central, and Eastern Europe. ACE primarily invests in Euro denominated investments to support its local currency insurance obligations and required capital levels. ACE’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 80 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored on a daily basis by ACE via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The table below summarizes the market value and amortized cost of our Non-U.S. fixed income portfolio by country/sovereign for Non-U.S. government securities at December 31, 2011:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,161	$1,113
Canada	912	877
Republic of Korea	448	426
Japan	398	397
Germany	344	333
Province of Ontario	227	216
Federative Republic of Brazil	190	185
France	152	151
Province of Quebec	151	141
Swiss Confederation	141	134
People’s Republic of China	129	126
Kingdom of Thailand	126	121
Federation of Malaysia	125	124
State of Queensland	114	109
Commonwealth of Australia	107	98
United Mexican States	91	86
State of New South Wales	77	73
Taiwan	54	52
State of Victoria	54	51
Socialist Republic of Vietnam	39	39
State of Qatar	38	37
Province of Manitoba	36	34
Republic of Austria	36	35
Russian Federation	36	35
Dominion of New Zealand	36	35
Other Non-U.S. Government(1)	509	491
Non-U.S. Government Securities	5,731	5,519
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)	2,347	2,339
Other Non-U.S. Corporate	5,253	5,102
Total	$13,331	$12,960

(1) Includes investments in Spain and Italy of $0.4 million. There are no investments in Portugal, Ireland, or Greece. Our gross and net Eurozone Non-U.S. Government securities exposure is the same.

(2) Refer to the following table for further detail on Eurozone Non-U.S Corporate securities. Our gross and net Eurozone Non-U.S. Corporate securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at December 31, 2011:

	Market Value by Industry					Amortized Cost
(in millions of U.S. dollars)	Bank	Financial	Industrial	Utility	Total
Netherlands	$202	$129	$239	$130	$700	$684
France	126	31	113	142	412	421
Germany	292	9	68	7	376	366
Luxembourg	27	10	214	88	339	345
Euro Supranational	197	–	–	–	197	193
Spain	52	4	55	6	117	120
Ireland	20	–	75	19	114	113
Italy	26	1	12	2	41	46
Austria	20	–	4	–	24	24
Finland	7	–	3	3	13	13
Belgium	–	–	12	1	13	12
Portugal	–	–	1	–	1	2
Eurozone Non-U.S. Corporate Securities	$969	$184	$796	$398	$2,347	$2,339

The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at December 31, 2011:

(in millions of U.S. dollars)	Market Value	Amortized Cost
KFW	$184	$180
European Investment Bank	178	175
Rabobank Nederland NV	99	98
Deutsche Bank AG	47	46
Bank Nederlandse Gemeenten	34	34
Credit Agricole Groupe	31	31
BNP Paribas SA	29	30
Hypo Real Estate Holding AG	25	25
Nederlandse Waterschapsbank NV	24	24
ABN AMRO Group NV	24	24

The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at December 31, 2011:

(in millions of U.S. dollars)	Market Value	Amortized Cost
EDF SA	$76	$80
ING Groep NV	74	77
Deutsche Telekom AG	70	64
Royal Dutch Shell PLC	65	60
Intelsat SA	52	51
Telefonica SA	46	46
Telecom Italia SpA	43	45
Gazprom OAO	40	39
Liberty Global Inc	39	37
ArcelorMittal	36	37

The table below summarizes our largest exposures to corporate bonds by market value at December 31, 2011:

(in millions of U.S. dollars)	Market Value
General Electric Co	$429
JP Morgan Chase & Co	428
Citigroup Inc	345
The Goldman Sachs Group Inc	315
Bank of America Corp	301
Verizon Communications Inc	289
Morgan Stanley	277
AT&T INC	241
Wells Fargo & Co	200
HSBC Holdings Plc	194
Lloyds Banking Group Plc	172
Comcast Corp	170
Kraft Foods Inc	165
Royal Bank of Scotland Group Plc	156
Time Warner Cable Inc	140
ConocoPhillips	131
BP Plc	121
Credit Suisse Group	121
Pfizer Inc	118
American Express Co	117
Dominion Resources Inc/VA	115
Philip Morris International Inc	111
Anheuser-Busch InBev NV	111
Enterprise Products Partners LP	108
UBS AG	107

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at December 31, 2011, are provided below:

Mortgage-backed securities

Market Value

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency residential mortgage-backed (RMBS)	$–	$11,118	$–	$–	$–	$11,118
Non-agency RMBS	201	31	25	18	520	795
Commercial mortgage-backed	1,286	22	10	6	–	1,324
Total mortgage-backed securities	$1,487	$11,171	$35	$24	$520	$13,237

Mortgage-backed securities

Amortized Cost

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency RMBS	$–	$10,705	$–	$–	$–	$10,705
Non-agency RMBS	210	33	28	20	679	970
Commercial mortgage-backed	1,219	19	9	6	–	1,253
Total mortgage-backed securities	$1,429	$10,757	$37	$26	$679	$12,928

Our mortgage-backed securities are rated predominantly AA and comprise approximately 25 percent of our fixed income portfolio. This compares with a 34 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of 2011. The minimum rating for initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 93 percent of our total RMBS portfolio. Our non-agency RMBS are backed primarily by prime collateral and are broadly diversified in over 129,000 loans. This portfolio’s loan-to-value ratio is approximately 68 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of seven percent, the cumulative 5-year foreclosure rate would have to rise to 12 percent from current levels before principal is impaired. The current foreclosure rate of our non-agency RMBS portfolio is nine percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 14,000 loans with 60 percent of the portfolio issued before 2006 and 27 percent issued after 2009. The average loan-to-value ratio is approximately 65 percent with a debt service coverage ratio in excess of 1.7 and weighted-average subordinated collateral of 33 percent. The cumulative foreclosure rate would have to rise to 43 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at the end of 2011 was approximately 2.7 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At December 31, 2011, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 900 issuers, with the greatest single exposure being $81 million.

We manage high yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g. credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Reinsurance recoverable on ceded reinsurance

The following table shows a composition of our reinsurance recoverable for the periods indicated:

(in millions of U.S. dollars)	2011	2010
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$11,602	$12,149
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	787	722
Net reinsurance recoverable on losses and loss expenses	$12,389	$12,871
Reinsurance recoverable on policy benefits	$249	$281

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.8 billion of collateral. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to favorable prior period development on ceded reserves and cash collections on our run-off stop loss covers.

Asbestos and environmental (A&E) and other run-off liabilities

Included in ACE’s liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of ACE’s A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. ACE has not assumed any such future changes in setting the value of our A&E reserves, which include provisions for both reported and IBNR claims. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for more information.

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

The table below summarizes count information for asbestos and environmental claims for the years ended December 31, 2011 and 2010, for direct policies only:

	2011	2010
Asbestos (by causative agent)
Open at the beginning of year	1,025	1,023
Newly reported	65	66
Closed or otherwise disposed	30	64
Open at end of year	1,060	1,025
Environmental (by site)
Open at the beginning of year	3,332	3,371
Newly reported	129	133
Closed or otherwise disposed	48	172
Open at end of year	3,413	3,332

Closed or otherwise disposed claims were significantly lower in 2011, compared with 2010, due to a review in the prior year of inactive files that revealed that payment was no longer sought on the files; therefore, the files were closed.

The following table shows our gross and net survival ratios for our A&E loss reserves and allocated loss adjustment expense (ALAE) reserves at December 31, 2011 and 2010:

	2011 Survival Ratios				2010 Survival Ratios
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Asbestos	5.9	5.9	6.3	5.1	6.4	9.0	6.6	8.4
Environmental	3.4	3.1	2.9	2.4	3.6	4.2	4.3	4.8
Total	5.4	5.1	5.5	4.3	5.8	7.4	6.2	7.3

The net ratios reflect third party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2011 (1 year survival ratio). The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

The 1 year net survival ratio decreased in 2011, compared with 2010, primarily due to higher net asbestos and environmental payments in 2011.

Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio at October 1, 2011 and reinsurance program at January 1, 2012.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at December 31, 2011, and December 31, 2010. The table also shows ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at December 31, 2011. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.8 billion (or seven percent of our total shareholders’ equity at December 31, 2011). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately one percent.

	U.S. Hurricanes				California Earthquakes
	December 31, 2011			December 31, 2010	December 31, 2011			December 31, 2010
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,812	7%	1.0%	$1,182	$869	4%	2.2%	$798
1-in-250	$2,385	10%	0.9%	$1,570	$1,065	4%	1.7%	$912

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

During 2011, ACE conducted an in-depth review of hurricane risk, including assessment of the latest third-party hurricane model which had a significant increase in hazard and vulnerability estimates. The above hurricane PMLs reflect the findings from that review, including full implementation of the revised models, a multi-model framework for risk assessment, and custom model output adjustments to better reflect ACE’s underlying exposure profile.

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

The following table summarizes ACE’s coverage under its General Catastrophe Treaty for both the North American and International towers, effective for the coverage periods indicated. With respect to Tower 1 – North American, our Core Program renewed on January 1, 2012, for a period of one year as follows (all dollar amounts are approximate):

Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Comments	Notes
Tower 1 - North American
Core Program
North America	100% retained	$0 million - $500 million	0%	Losses retained by ACE	(a	)
North America	January 2012 - December 2012	$500 million - $1.1 billion	100%	One reinstatement
Global	January 2012 - December 2012	U.S.earthquake and hurricane $1.1 billion - $1.175 billion	100%	No reinstatement	(b	)
North America	January 2012 - December 2012	$1.1 billion - $1.2 billion	100%	All property perils other than earthquake. One reinstatement. Global layer above inures to the benefit of this layer if Global layer is not exhausted.	(c	)
Calabash Program

We have a multi-year, peril-specific program from a major reinsurer that is backed by its strong credit worthiness and the issuance of fully collateralized catastrophe bonds (the Calabash program). The program’s expected loss is kept the same each year by the annual adjustment, either up or down, of the attachment point based upon an independent modeling firm’s review of the exposure data underlying each program. Due to exposure change, the attachment point for the Calabash program increased from $750 million in 2011 to $766 million in 2012, for the $86 million of wind protection and from approximately $1.173 billion in 2011 to approximately $1.191 billion in 2012, for earthquake protection. The Calabash program expires June 15, 2012.

North America
Maine to Texas Windstorm or	Multi-year program ending June 2012	$766 million - $966 million or	43% part of $200 million or	No reinstatement
California, Pacific NW, and Central U.S. Earthquake		$1.191 billion - $1.291 billion	86% part of $100 million
California, Pacific NW, and Central U.S. Earthquake	Multi-year program ending June 2012	$1.191 billion - $1.291 billion	14% part of $100 million	No reinstatement

(a) Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

(b) The Global layer was added to the Core Program effective January 1, 2012. This layer covers both U.S. and International risks. As such, it may be exhausted in one region and not available in the other.

(c) This layer was added to the Core Program effective January 1, 2012.

Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Comments	Notes
Tower 2 – International
July 1, 2011 – June 30, 2012 Program (unless otherwise noted)
Core Program

International	100% retained	$0 million - $75 million	0%	Losses retained by ACE	(d	)

International (including Alaska and Hawaii)	July 2011 - June 2012	$75 million - $150 million	3.33% part of $75 million	Two reinstatements

International (including Alaska and Hawaii)	July 2011 - June 2012	$100 million - $150 million	15% part of $50 million	One reinstatement

International (including Alaska and Hawaii)	July 2011 - June 2012	$150 million - $300 million	100%	One reinstatement

International (including Alaska and Hawaii)	July 2011 - June 2012	$300 million - $450 million	100%	Two reinstatements. Covers all perils Europe and worldwide earthquake exposure (excludes contiguous U.S.).

International (including Alaska and Hawaii)	July 2011 - June 2012	$450 million - $500 million	100%	One reinstatement

International (including Alaska and Hawaii)	July 2011 - June 2012	$500 million - $550 million	100%	One reinstatement

Global	January 2012 -December 2012	Outside U.S. $400 million - $475 million or $550 million - $625 million	100%	No reinstatement $400 million attachment - all perils other than earthquake and outside of Europe $550 million attachment - Europe all perils and earthquake outside U.S.	(e	)

(d) Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs, certain other catastrophe programs purchased by individual business units, and territories and regions around the world.

(e) The Global layer was added to the Core Program effective January 1, 2012. This layer covers both U.S. and International risks. As such, it may be exhausted in one region and not available in the other.

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

The MPCI program is a partnership with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured’s risk. The USDA’s Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear as well as the timing of the annual settlement and the Administrative and Operating expense payment (A&O subsidy). Each year the RMA issues a final SRA for the subsequent reinsurance year which runs July 1 through June 30.

In July 2010, the RMA released the 2011 SRA which established the terms and conditions applicable for the 2011 reinsurance year (i.e., July 1, 2010 through June 30, 2011). Similar to the 2010 SRA, the 2011 SRA contained the pro-rata and state stop-loss provisions which continued to allow companies to limit the exposure of any one state or group of states on their underwriting results. Generally, it also continued to allow companies to selectively retain the more attractive risks while ceding the historically less profitable risks to the federal government. While the 2011 SRA reduced the potential underwriting profit, it also decreased the maximum underwriting loss, compared with the 2010 SRA. Despite the potential underwriting profitability reduction, we believe the 2011 SRA allowed for an acceptable rate of return. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we cede business on a quota-share basis to third-party reinsurers and further protect our net retained position through the purchase of state stop-loss reinsurance in the private market place. The

2011 SRA amended the provisions related to the annual settlement. Prior to the 2011 SRA, the annual settlement (where our portion of any underwriting gain or loss is determined and paid) occurred in the first quarter following the close of the reinsurance year. Effective with the 2011 SRA, the annual settlement will occur in the fourth quarter following the close of the reinsurance year. The application of this amendment had no impact on our 2011 financial results.

In July 2011, the RMA released the 2012 SRA which establishes the terms and conditions for the 2012 reinsurance year (i.e., July 1, 2011 through June 30, 2012). The 2012 SRA amends the provisions related to the A&O subsidy. Prior to the 2012 SRA, the A&O subsidy was paid monthly during the reinsurance year. Effective with the 2012 SRA, the A&O subsidy will be paid in the fourth quarter following the end of the reinsurance year. The application of this amendment had no impact on our 2011 financial results.

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. and these reports allow us to determine the actual premium associated with the liability that is being planted. The MPCI program has specific timeframes as to when producers must report acreage to us and in certain cases, the reporting occurs after the close of the respective reinsurance year. Once the net premium written has been booked, the premium is then earned over the growing season for the crops. A majority of the crops that are covered in the program are typically subject to the SRA in effect at the beginning of the year. Given the major crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters. For our 2011 fiscal year results, winter wheat planting was the only significant planting subject to the 2012 SRA. Given that the winter wheat crop does not represent a significant portion of our crop business, the application of the 2012 SRA had minimal impact on our 2011 financial results.

The rating of MPCI premium is determined using a number of factors including commodity prices and related volatility. For instance, in most states the rating for the MPCI Revenue Product for corn includes a factor that is based on the average price in February of the Chicago Board of Trade December corn futures. To the extent that the corn commodity prices are higher in February than they were in the previous February, and all other factors are the same, the increase in corn prices will increase the corn premium year over year.

Prior to the acquisition of Rain and Hail, we regularly received reports relating to the previous reinsurance year(s), resulting in adjustments to previously reported premiums, losses and loss expenses, and profit share commissions. The adjustments were typically more significant in the first quarter of the year compared with other periods. Following the Rain and Hail acquisition on December 28, 2010, we have access to such information sooner. Accordingly, the more significant changes in estimate that previously occurred in the first quarter now occur one quarter earlier.

Our hail program is a private offering. Premium is earned on the hail program over the coverage period of the policy. Given the very short nature of the growing season, most hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. We use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our hail exposures through the use of township liability limits, quota-share reinsurance cessions, and state stop-loss reinsurance on our net retained hail business.

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

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2012. Should the need arise, we generally have access to capital markets and available credit facilities. Refer to “Credit Facilities” below for additional information. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at December 31, 2011. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities.

To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. In a low interest rate environment, the overall duration of our fixed maturity investments tends to be shorter and in a high interest rate environment, such duration tends to be longer. Given the current low interest rate environment, at December 31, 2011, the average duration of our fixed maturity investments (3.7 years) is less than the average expected duration of our insurance liabilities (4.5 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time, large uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers’ credit problems or decreases in the value of collateral supporting reinsurance recoverables) or increases in collateral postings under our variable annuity reinsurance business. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investments, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2011, we were able to meet all of our obligations, including the payments of dividend distributions on our Common Shares with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited received dividends of $560 million and $200 million from its Bermuda subsidiaries in 2011 and 2010, respectively.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. ACE Limited received dividends from ACE Global Markets of $180 million and nil in 2011 and 2010, respectively.

The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from ACE INA in 2011 and 2010. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2011 and 2010.

The operating cash flows reflect net income for each period, adjusted for non-cash items and changes in working capital.

Our consolidated net cash flows from operating activities were $3.5 billion in both 2011 and 2010. Net loss and loss expenses paid were $8.9 billion in 2011, compared with $7.4 billion in the prior year. In 2011, operating cash flow included $203 million of cash collateral received related to a large insurance transaction, net of collateral returned. Some or all of the cash collateral may change to non-cash collateral, which would ultimately result in a reduction in future operating cash flows.

Our consolidated net cash flows used for investing activities were $3.0 billion in 2011, compared with $4.2 billion in the prior year. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities. Acquisition of subsidiaries in 2011 included New York Life’s Korea operations and Hong Kong operations, PMHC, and Rio Guayas and in 2010 included Rain and Hail and Jerneh Insurance Berhad.

Our consolidated net cash flows used for financing activities were $565 million in 2011, compared with cash flows from financing activities of $732 million in the prior year. In 2011 and 2010 financing activities included dividends paid on our Common Shares of $459 million and $435 million, respectively. Net cash flows used for financing activities in 2011 included $5.0 billion of reverse repurchase settlements, the repayment of $300 million of short-term debt, and $195 million of Common Share repurchases, partially offset by net proceeds of $5.2 billion for reverse repurchase agreements, and $133 million of proceeds from share-based compensation plans. Net cash flows from financing activities in 2010 included net proceeds of $699 million from the issuance of long-term debt, $1.0 billion in reverse repurchase agreements, and $300 million in credit facility borrowings. This was partially offset by repayment of $659 million in debt and $235 million of share repurchases settled in 2010.

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

In the current low-interest rate environment, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At December 31, 2011, there were $1.3 billion in reverse repurchase agreements outstanding.

In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider. Each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to all participating ACE entities as needed, provided that the overall notionally pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. ACE entities may incur overdraft balances as a means to address short-term liquidity needs. Any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $350 million in the aggregate). Our revolving credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

(in millions of U.S. dollars, except for percentages)	December 31 2011	December 31 2010
Short-term debt	$1,251	$1,300
Long-term debt	3,360	3,358
Total debt	4,611	4,658
Trust preferred securities	309	309
Total shareholders’ equity	24,516	22,974
Total capitalization	$29,436	$27,941
Ratio of debt to total capitalization	15.7%	16.7%
Ratio of debt plus trust preferred securities to total capitalization	16.7%	17.8%

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have decreased due to the increase in shareholders’ equity (discussed below) and slight decrease in short-term debt.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited SEC shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

The following table reports the significant movements in our shareholders’ equity:

(in millions of U.S. dollars)	December 31 2011
Balance at beginning of year	$22,974
Net income	1,585
Dividends on Common Shares	(467)
Change in net unrealized appreciation on investments, net of tax	316
Common Shares repurchased	(132)
Share-based compensation expense and other	139
Exercise of stock options	63
Other movements, net of tax	38
Balance at end of year	$24,516

As part of our capital management program, in August 2011, our Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase approved in November 2010. Under the November 2010 authorization, we repurchased $303 million of ACE’s Common Shares as of December 31, 2010. We repurchased $132 million and $303 million of Common Shares in a series of open market transactions in 2011 and 2010, respectively. At December 31, 2011, a total of $468 million in share repurchase authorization remained through December 31, 2012 pursuant to the November 2010 and August 2011 Board of Directors authorizations. As of December 31, 2011 there were 5,905,136 Common Shares in treasury with a weighted average cost of $55.36.

Short-term debt

At December 31, 2011 short-term debt includes reverse repurchase agreements totaling $1.3 billion. During 2011, $300 million in borrowings against ACE’s revolving credit facility outstanding at December 31, 2010 were repaid.

Long-term debt

At December 31, 2011 our total long-term debt was $3.4 billion as described in detail in Note 9 to the Consolidated Financial Statements, under Item 8.

In November 2010, ACE INA issued $700 million of 2.6 percent senior notes due November 2015. These senior unsecured notes are guaranteed on a senior basis by ACE and they rank equally with all of our other senior obligations.

Trust preferred securities

The securities outstanding consist of $300 million of trust preferred securities due 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entity are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheets as a liability. Additional information with respect to the trust preferred securities is contained in Note 9 d) to the Consolidated Financial Statements, under Item 8.

Common Shares

Our Common Shares had a par value of CHF 30.27 each at December 31, 2011.

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reductions), must be stated by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. Dividend distributions following ACE’s redomestication to Switzerland in July 2008 through March 31, 2011 were paid in the form of a par value reduction (under the methods approved by our shareholders at our Annual General Meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. In light of a January 1, 2011 Swiss tax law change, shareholders at our May 2011 Annual General Meeting approved a dividend for the following year from capital contribution reserves (Additional paid in capital), a subaccount of legal reserves. Dividend distributions on Common Shares amounted to CHF 1.22 ($1.38) for the year ended December 31, 2011 (including par value reductions of CHF 0.30).

In November 2011, the Board of Directors recommended that our shareholders approve a resolution to increase our quarterly dividend 34 percent from $0.35 per share to $0.47 per share for the payment made on January 31, 2012 and the payment to be made by the end of April 2012. This proposed increase was approved by our shareholders at the January 9, 2012 Extraordinary General Meeting.

Contractual Obligations and Commitments

The table below shows our contractual obligations and commitments including our payments due by period at December 31, 2011:

	Payments Due By Period
(in millions of U.S. dollars)	Total	2012	2013 and 2014	2015 and 2016	There-after
Payment amounts determinable from the respective contracts
Deposit liabilities	$663	$31	$53	$36	$543
Purchase obligations	315	100	127	88	–
Limited partnerships – funding commitments	777	235	384	158	–
Operating leases	497	93	132	106	166
Short-term debt	1,251	1,251	–	–	–
Long-term debt	3,363	–	500	1,150	1,713
Trust preferred securities	309	–	–	–	309
Interest on debt obligations	1,900	208	399	296	997
Total obligations in which payment amounts are determinable from the respective contracts	9,075	1,918	1,595	1,834	3,728
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,477	9,449	9,517	5,433	13,078
Estimated payments for future life and annuity policy benefits	9,487	301	623	573	7,990
Total contractual obligations and commitments	$56,039	$11,668	$11,735	$7,840	$24,796

The above table excludes the following items:

Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements, under Item 8, for additional information.

Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $134 million at December 31, 2011. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. At December 31, 2011, we had $22 million in liabilities for income tax-related interest in our consolidated balance sheet. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements, under Item 8, for more information.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit liabilities

Deposit liabilities include reinsurance deposit liabilities of $318 million and contract holder deposit funds of $345 million at December 31, 2011. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Additional information with respect to deposit liabilities is contained in Note 1 k) to the Consolidated Financial Statements, under Item 8.

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

Estimated gross loss payments under insurance and reinsurance contracts

We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2011, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

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

The following table shows our main credit facilities by credit line, usage, and expiry date at December 31, 2011:

(in millions of U.S. dollars)	Credit Line(1)	Usage	Expiry Date
Syndicated Letter of Credit Facility	$1,000	$948	Nov. 2012
Revolving Credit/LOC Facility(2)	500	55	Nov. 2012
Bilateral Letter of Credit Facility	500	500	Sept. 2014
Funds at Lloyds’s Capital Facilities(3)	400	392	Dec. 2015
Total	$2,400	$1,895

(1) Certain facilities are guaranteed by operating subsidiaries and/or ACE Limited.

(2) May also be used for LOCs.

(3) Supports ACE Global Markets underwriting capacity for Lloyd’s Syndicate 2488 (see discussion below).

In November 2010, we entered into four LOC facility agreements which collectively permit the issuance of up to $400 million of LOCs. We expect that most of the LOCs issued under the LOC agreements will be used to support the ongoing Funds at Lloyd’s requirements of Syndicate 2488, but LOCs may also be used for other general corporate purposes.

It is anticipated that our commercial facilities will be renewed on expiry but such renewals are subject to the availability of credit from banks utilized by ACE. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of LOCs required is driven by, among other things, statutory liabilities reported by variable annuity guarantee reinsurance clients, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2011. These covenants include:

(i)	Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $16.1 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

(ii)	Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the debt to total capitalization ratio.

At December 31, 2011, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $16.5 billion and our actual consolidated net worth as calculated under that covenant was $22.8 billion and (b) our ratio of debt to total capitalization was 0.157 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Ratings

ACE Limited and its subsidiaries are assigned credit and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody’s, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our internet site, www.acegroup.com, also contains some information about our ratings, which can be found under the Investor Information tab but such information on our website is not incorporated by reference into this report.

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

Credit ratings assess a company’s ability to make timely payments of principal and interest on its debt.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the ACE Global Markets capital facility requires that collateral be posted if the S&P financial strength rating of ACE falls to BBB+ or lower. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of ACE fall to BBB+ or lower, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2011, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements, under Item 8. for a discussion of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates and the equity markets. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an OTTI charge in net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. From time to time, we also use investment derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2011 and 2010, our notional exposure to investment derivative instruments was $14.8 billion and $7.8 billion, respectively. In addition, as part of our investing activity, we purchase to be announced mortgage backed securities (TBAs). These instruments are recognized as assets or liabilities in our Consolidated Financial Statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. Changes in the fair value of TBAs are included in net realized gains (losses) and therefore, have an immediate effect on both our net income and shareholders’ equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2011. Our policies to address these risks in 2011 were not materially different from 2010. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table shows the impact at December 31, 2011 and 2010, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2011	2010
Fair value of fixed income portfolio	$52,873	$48,983
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$1,946	$1,806
As a percentage of total fixed income portfolio at fair value	3.7%	3.7%

Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.

Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our Consolidated Financial Statements.

The following table shows the impact at December 31, 2011 and 2010, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2011	2010
Fair value of debt obligations	$5,478	$5,354
Impact of 100 bps decrease in interest rates:
In dollars	$252	$264
As a percentage of total debt obligations at fair value	4.6%	4.9%

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

The following table provides more information on our exposure to equity price risk at December 31, 2011 and 2010:

(in millions of U.S. dollars)	2011	2010
Fair value of equity securities	$647	$692
Pre-tax impact of 10 percent decline in market prices for equity exposures	$65	$69

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of accumulated other comprehensive income in shareholders’ equity.

Foreign currency exchange rate risk

Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign exchange risk for us are the British pound sterling, the euro, the yen, and the Canadian dollar.

The following table provides more information on our exposure to foreign exchange rate risk at December 31, 2011 and 2010:

(in millions of U.S. dollars, except for percentages)	2011	2010
Fair value of net assets denominated in foreign currencies	$3,506	$3,850
As a percentage of total net assets	14.3%	16.8%
Pre-tax impact on shareholders’ equity of a hypothetical 10 percent strengthening of the U.S. dollar	$339	$332

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

At December 31, 2011, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit above average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the year ended December 31, 2011, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at December 31, 2011, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending December 31, 2011.

The guidance requires us to “regularly evaluate estimates used and adjust the liability balance… if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which the assumptions underlying the benefit ratio calculation used to establish benefit reserves should be adjusted. The benefit ratio will be calculated based on management’s expectation for the short-term and long-term performance of the variable annuity guarantee liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. The differential is measured in terms of the standard deviation of the distribution of benefit ratios (reflecting 1,000 stochastic scenarios) calculated on subsequent dates.

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at December 31, 2011 and show the sensitivity, at December 31, 2011, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions. They do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in Gross FVL	$633	$389	$89	$(256)	$(643)	$(1,069)
	Increase/(decrease) in hedge value	(175)	19	215	413	612	815
	Increase/(decrease) in net income	$458	$408	$304	$157	$(31)	$(254)
Flat	(Increase)/decrease in Gross FVL	$312	$–	$(360)	$(762)	$(1,199)	$(1,662)
	Increase/(decrease) in hedge value	(170)	24	221	419	620	823
	Increase/(decrease) in net income	$142	$24	$(139)	$(343)	$(579)	$(839)
-100 bps	(Increase)/decrease in Gross FVL	$(170)	$(544)	$(965)	$(1,419)	$(1,893)	$(2,377)
	Increase/(decrease) in hedge value	(165)	30	228	427	628	831
	Increase/(decrease) in net income	$(335)	$(514)	$(737)	$(992)	$(1,265)	$(1,546)

Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
(Increase)/decrease in Gross FVL	$169	$(169)	$(5)	$–	$(23)	$22
Increase/(decrease) in hedge value	–	–	–	–	4	(4)
Increase/(decrease) in net income	$169	$(169)	$(5)	$–	$(19)	$18

Sensitivities to Actuarial Assumptions	Mortality
(in millions of U.S. dollars)	+20%	+10%	-10%	-20%
(Increase)/decrease in Gross FVL	$38	$19	$(20)	$(39)
Increase/(decrease) in hedge value	–	–	–	–
Increase/(decrease) in net income	$38	$19	$(20)	$(39)

	Lapses
(in millions of U.S. dollars)	+50%	+25%	-25%	-50%
(Increase)/decrease in Gross FVL	$400	$217	$(256)	$(558)
Increase/(decrease) in hedge value	–	–	–	–
Increase/(decrease) in net income	$400	$217	$(256)	$(558)

	Annuitization
(in millions of U.S. dollars)	+50%	+25%	-25%	-50%
(Increase)/decrease in Gross FVL	$(324)	$(186)	$239	$527
Increase/(decrease) in hedge value	–	–	–	–
Increase/(decrease) in net income	$(324)	$(186)	$239	$527

The above table assumes equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Our liabilities are sensitive to global equity markets in the following proportions: 70 percent-80 percent US equity, 10 percent-20 percent international equity ex-Japan, 5 percent-15 percent Japan equity. We would suggest using the S&P 500 index as a proxy for US equity, the MSCI ex Japan index as a proxy for international equity, and the TOPIX as a proxy for Japan equity. Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the US Treasury curve in the following proportions: 5 percent-15 percent short-term rates (maturing in less than 5 years), 20 percent-30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent-70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from December 31, 2011 market levels and includes the favorable impact of an adjustment to the hedge portfolio made subsequent to that date.

The above sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. Also, the sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. Sensitivities may also vary due to foreign exchange rate fluctuations. The calculation of the FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the FVL as well as the sensitivities to changes in market factors shown above. Additionally, actual sensitivity of our net income may differ from those disclosed in the tables above due to differences between short-term market movements and management judgment regarding the long-term assumptions implicit in our benefit ratios. Furthermore, the sensitivities above could vary by multiples of the sensitivities in the tables above.

Variable Annuity Net Amount at Risk

Refer to Note 5 c) to the Consolidated Financial Statements for the definition of net amount at risk.

a) Reinsurance covering the GMDB risk only

The table below shows the net amount at risk at December 31, 2011 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in million of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$1,332	$1,833	$2,499	$2,686	$2,533	$2,147
Claims at 100% immediate mortality	713	404	363	344	312	282

At December 31, 2011 and 2010, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.8 billion for both years.

In addition, the table shows the total claim amount payable on reinsurance programs covering the GMDB risk only, if all of the cedants’ policyholders were to die immediately at December 31, 2011. This takes into account all applicable reinsurance treaty claim limits.

The treaty claim limits function as a ceiling on the net amount at risk as equity markets fall. In addition, the claims payable if all of the policyholders were to die immediately declines as equity markets fall due to the specific nature of these claim limits, many of which are annual claim limits calculated as a percentage of the reinsured account value. There is also some impact due to a small portion of the GMDB reinsurance under which claims are positively correlated to equity markets (claims decrease as equity markets fall).

b) Reinsurance covering the GLB risk only

The table below shows the net amount at risk at December 31, 2011 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in million of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$94	$380	$1,058	$1,859	$2,403	$2,535

At December 31, 2011 and 2010, the net amount at risk from reinsurance programs covering the GLB risk only was $380 million and $30 million, respectively.

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

The table below shows the net amount at risk at December 31, 2011 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in million of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$123	$182	$239	$294	$355	$410
GLB net amount at risk	585	998	1,554	2,144	2,639	2,908
Claims at 100% immediate mortality	709	1,090	1,308	1,489	1,683	1,865

At December 31, 2011 and 2010, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $182 million and $145 million, respectively.

At December 31, 2011 and 2010, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $998 million and $619 million, respectively.

These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.

In addition, the table shows the total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at December 31, 2011. This takes into account all applicable reinsurance treaty claim limits. Although this calculation shows an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero in this scenario.

The treaty limits control the increase in the GMDB net amount at risk as equity markets fall. The GMDB net amount at risk continues to grow as equity markets fall because most of these reinsurance treaties do not have annual claim limits calculated as a percentage of the underlying account value.

The treaty limits cause the GLB net amount at risk to increase at a declining rate as equity markets fall.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2011.

ITEM 9A.	Controls and Procedures

ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13(a) -15(e) and Rule 15(d) -15(e) under the Securities Exchange Act of 1934 as of December 31, 2011. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting. ACE’s management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP’s audit report is included on page F-4.

ITEM 9B.	Other Information

Item not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item No. 1: Election of Directors”, “Corporate Governance – Director Independence and Other Information,” “Corporate Governance – Did our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2011?”, “Corporate Governance – How are Directors Nominated?”, and “Corporate Governance – The Committees of the Board – The Audit Committee” of the definitive proxy statement for the 2012 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I of the Annual Report on Form 10-K.

Code of Ethics

ACE has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers, and directors must abide as they work for ACE. ACE has posted this Code of Conduct on its Internet site (www.acegroup.com, under Investor Information / Corporate Governance / Integrity First: The ACE Code of Conduct). ACE intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11.	Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation” of the definitive proxy statement for the 2012 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled “Agenda Item No. 9: Amendment to the ACE Limited Employee Stock Purchase Plan – Equity Compensation Plan Information” and “Information About our Common Share Ownership” of the definitive proxy statement for the 2012 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance – What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance – What Related Person Transactions Do We Have?”, and “Corporate Governance – Director Independence and Other Information” of the definitive proxy statement for the 2012 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

ITEM 14.	Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item No. 6.2: Election of Auditors – Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2012” of the definitive proxy statement for the 2012 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	April 1, 2011

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 15, 2011

4.1	Articles of Association of the Company, as amended and restated	8-K	4	April 1, 2011

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 15, 2011

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-3/A	4.5	August 12, 1999

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

10.1	Agreement and Plan of Merger by and among Rain and Hail Insurance Service, Inc., Steve C. Harms, as shareholders’ representative, ACE American Insurance Company, Raha Iowa Acquisition Corp. and ACE Limited	10-Q	10.1	November 8, 2010

10.2*	Form of Indemnification Agreement between the Company and individuals who became directors of the Company after the Company’s redomestication to Switzerland	10-Q	10.1	August 6, 2010

10.3*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007

10.4*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008	10-K	10.2	February 27, 2009

10.5	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and Lloyds TSB Bank PLC	10-K	10.5	February 25, 2011

10.6	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and ING Bank N.V., London Branch	10-K	10.6	February 25, 2011

10.7	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Bank of Tokyo-Mitsibushi UFJ, Ltd., New York Branch	10-K	10.7	February 25, 2011

10.8	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Royal Bank of Scotland PLC	10-K	10.8	February 25, 2011

10.9	Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.1	November 14, 2007

10.10	First Amendment and Waiver dated as of July 10, 2008, to the Second Amended and Restated Reimbursement Agreement for $1,000,000,000 Unsecured Letter of Credit Facility, dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and Wachovia Capital Markets, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners	8-K	10.7	July 16, 2008

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.11		Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007

10.12		First Amendment and Waiver dated July 10, 2008, to the Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.6	July 16, 2008

10.13		Letter of Credit Agreement for $500,000,000, dated June 16, 2009, among ACE Limited, and Deutsche Bank, New York Branch	10-Q	10.1	August 7, 2009

10.14	*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.15	*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.16	*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004

10.17	*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.18	*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007

10.19	*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.20	*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.21	*	ACE Limited Executive Severance Plan as amended effective May 18, 2011				X

10.22	*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.23	*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.24	*	Description of Directors Compensation	10-Q	10.2	November 3, 2011

10.25	*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.26	*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.27	*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.28	*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.29	*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.30	*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.31	*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.32	*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

10.33	*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.34	*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.35	*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.36	*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.37	*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000

10.38	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.39	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.40	*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.41	*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.42	*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.43	*	Board of Directors Resolution Amending Option Awards for Gary Stuart	10-Q	10.2	May 8, 2009

10.44	*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007

10.45	*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.46	*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999

10.47	*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998

10.48	*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.49	*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	November 8, 2006

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.50	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009

10.51	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.52	*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.53	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004

10.54	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	November 8, 2006

10.55	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.56	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.57	*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.58	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.59	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.60	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.61	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.62	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.63	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.64	*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

10.65	*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.66	*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.67	*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.68	*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.69	*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.70	*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

10.71	*	ACE Limited Employee Stock Purchase Plan (as amended effective March 1, 2007)	10-K	10.69	February 27, 2009

10.72	*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano				X

12.1		Ratio of earnings to fixed charges and preferred share dividends calculation				X

21.1		Subsidiaries of the Company				X

23.1		Consent of PricewaterhouseCoopers LLP				X

31.1		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2		Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101		The following financial information from ACE Limited’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to the Consolidated Financial Statements				X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/S/ PHILIP V. BANCROFT
Philip V. Bancroft Chief Financial Officer

February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EVAN G. GREENBERG Evan G. Greenberg	Chairman, President, Chief Executive Officer; Director	February 24, 2012

/S/ PHILIP V. BANCROFT Philip V. Bancroft	Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/S/ PAUL B. MEDINI Paul B. Medini	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/S/ MICHAEL G. ATIEH Michael G. Atieh	Director	February 24, 2012

/S/ MARY A. CIRILLO Mary A. Cirillo	Director	February 24, 2012

/s/ Michael P. Connors Michael P. Connors	Director	February 24, 2012

/S/ BRUCE L. CROCKETT Bruce L. Crockett	Director	February 24, 2012

/S/ ROBERT M. HERNANDEZ Robert M. Hernandez	Director	February 24, 2012

/S/ JOHN A. KROL John A. Krol	Director	February 24, 2012

/S/ PETER MENIKOFF Peter Menikoff	Director	February 24, 2012

/S/ LEO F. MULLIN Leo F. Mullin	Director	February 24, 2012

Signature	Title	Date

/S/ THOMAS J. NEFF Thomas J. Neff	Director	February 24, 2012

/S/ ROBERT RIPP Robert Ripp	Director	February 24, 2012

/S/ EUGENE B. SHANKS, JR. Eugene B. Shanks, Jr.	Director	February 24, 2012

/S/ THEODORE SHASTA Theodore Shasta	Director	February 24, 2012

/S/ OLIVIER STEIMER Olivier Steimer	Director	February 24, 2012

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

ACE Limited

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING

Financial Statements

The consolidated financial statements of ACE Limited (ACE) were prepared by management, who are responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Board of Directors, operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of ACE, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use or disposition. The Audit Committee annually recommends the appointment of an independent registered public accounting firm and submits its recommendation to the Board of Directors for approval.

The Audit Committee meets with management, the independent registered public accountants and the internal auditor; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accountants and the internal auditor meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of ACE’s internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, who were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. ACE believes that all representations made to our independent registered public accountants during their audits were valid and appropriate.

Internal Control over Financial Reporting

The management of ACE is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2011, management has evaluated the effectiveness of ACE’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE’s internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of ACE’s internal controls over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of ACE’s internal control over financial reporting as of December 31, 2011, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/S/ EVAN G. GREENBERG Evan G. Greenberg Chairman, President and Chief Executive Officer	/S/ PHILIP V. BANCROFT Philip V. Bancroft Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Internal Control Over Financial Reporting, appearing in Management’s Responsibility for Financial Statements and Internal Controls Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 24, 2012

CONSOLIDATED BALANCE SHEETS

ACE Limited and Subsidiaries

(in millions of U.S. dollars, except share and per share data)	December 31 2011	December 31 2010
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $40,450 and $36,542) (includes hybrid financial instruments of $357 and $416)	$41,967	$37,539
Fixed maturities held to maturity, at amortized cost (fair value – $8,605 and $9,461)	8,447	9,501
Equity securities, at fair value (cost – $671 and $666)	647	692
Short-term investments, at fair value and amortized cost	2,301	1,983
Other investments (cost – $2,112 and $1,511)	2,314	1,692
Total investments	55,676	51,407
Cash	614	772
Securities lending collateral	1,375	1,495
Accrued investment income	547	521
Insurance and reinsurance balances receivable	4,387	4,233
Reinsurance recoverable on losses and loss expenses	12,389	12,871
Reinsurance recoverable on policy benefits	249	281
Deferred policy acquisition costs	1,761	1,641
Value of business acquired	648	634
Goodwill and other intangible assets	4,831	4,664
Prepaid reinsurance premiums	1,541	1,511
Deferred tax assets	612	769
Investments in partially-owned insurance companies (cost – $373 and $357)	380	360
Other assets	2,495	2,196
Total assets	$87,505	$83,355
Liabilities
Unpaid losses and loss expenses	$37,477	$37,391
Unearned premiums	6,334	6,330
Future policy benefits	4,274	3,106
Insurance and reinsurance balances payable	3,542	3,282
Deposit liabilities	663	421
Securities lending payable	1,385	1,518
Payable for securities purchased	287	292
Accounts payable, accrued expenses, and other liabilities	3,948	2,958
Income taxes payable	159	116
Short-term debt	1,251	1,300
Long-term debt	3,360	3,358
Trust preferred securities	309	309
Total liabilities	62,989	60,381
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.27 and CHF 30.57 par value, 342,832,412 and 341,094,559 shares issued, 336,927,276 and 334,942,852 shares outstanding)	10,095	10,161
Common Shares in treasury (5,905,136 and 6,151,707 shares)	(327)	(330)
Additional paid-in capital	5,326	5,623
Retained earnings	7,511	5,926
Deferred compensation obligation	–	2
Accumulated other comprehensive income (AOCI)	1,911	1,594
Common Shares issued to employee trust	–	(2)
Total shareholders’ equity	24,516	22,974
Total liabilities and shareholders’ equity	$87,505	$83,355

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

ACE Limited and Subsidiaries

For the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars, except per share data)	2011	2010	2009
Revenues
Net premiums written	$15,372	$13,708	$13,299
Change in unearned premiums	15	(204)	(59)
Net premiums earned	15,387	13,504	13,240
Net investment income	2,242	2,070	2,031
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(65)	(128)	(699)
Portion of OTTI losses recognized in other comprehensive income (OCI)	15	69	302
Net OTTI losses recognized in income	(50)	(59)	(397)
Net realized gains (losses) excluding OTTI losses	(745)	491	201
Total net realized gains (losses)	(795)	432	(196)
Total revenues	16,834	16,006	15,075
Expenses
Losses and loss expenses	9,520	7,579	7,422
Policy benefits	401	357	325
Policy acquisition costs	2,447	2,337	2,130
Administrative expenses	2,052	1,858	1,811
Interest expense	250	224	225
Other (income) expense	73	(16)	85
Total expenses	14,743	12,339	11,998
Income before income tax	2,091	3,667	3,077
Income tax expense	506	559	528
Net income	$1,585	$3,108	$2,549
Other comprehensive income (loss)
Unrealized appreciation	$646	$1,526	$2,712
Reclassification adjustment for net realized (gains) losses included in net income	(173)	(632)	75
	473	894	2,787
Change in:
Cumulative translation adjustment	(5)	(7)	568
Pension liability	8	11	(48)
Other comprehensive income, before income tax	476	898	3,307
Income tax expense related to OCI items	(159)	(127)	(568)
Other comprehensive income	317	771	2,739
Comprehensive income	$1,902	$3,879	$5,288
Earnings per share
Basic earnings per share	$4.68	$9.15	$7.57
Diluted earnings per share	$4.65	$9.11	$7.55

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

ACE Limited and Subsidiaries

For the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars)	2011	2010	2009
Common Shares
Balance – beginning of year	$10,161	$10,503	$10,827
Net shares issued under employee share-based compensation plans	–	71	73
Exercise of stock options	47	30	5
Dividends on Common Shares-par value reduction	(113)	(443)	(402)
Balance – end of year	10,095	10,161	10,503
Common Shares in treasury
Balance – beginning of year	(330)	(3)	(3)
Common Shares repurchased	(132)	(303)	–
Other Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	135	(24)	–
Balance – end of year	(327)	(330)	(3)
Additional paid-in capital
Balance – beginning of year	5,623	5,526	5,464
Net shares redeemed under employee share-based compensation plans	(104)	(64)	(77)
Exercise of stock options	16	23	10
Share-based compensation expense and other	139	139	121
Tax (expense) benefit on share-based compensation expense	6	(1)	8
Funding of dividends to Retained earnings	(354)	–	–
Balance – end of year	5,326	5,623	5,526
Retained earnings
Balance – beginning of year	5,926	2,818	74
Effect of adoption of OTTI standard	–	–	195
Net income	1,585	3,108	2,549
Funding of dividends from Additional paid-in capital	354	–	–
Dividends on Common Shares	(354)	–	–
Balance – end of year	7,511	5,926	2,818
Deferred compensation obligation
Balance – beginning of year	2	2	3
Decrease to obligation	(2)	–	(1)
Balance – end of year	$–	$2	$2
Accumulated other comprehensive income
Net unrealized appreciation (depreciation) on investments
Balance – beginning of year	$1,399	$657	$(1,712)
Effect of adoption of OTTI standard	–	–	(242)
Change in year, net of income tax expense of $(157), $(152), and $(481)	316	742	2,611
Balance – end of year	1,715	1,399	657
Cumulative translation adjustment
Balance – beginning of year	262	240	(161)
Change in year, net of income tax (expense) benefit of $1, $29, and $(167)	(4)	22	401
Balance – end of year	258	262	240

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

ACE Limited and Subsidiaries

For the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars)	2011	2010	2009
Pension liability adjustment
Balance – beginning of year	(67)	(74)	(43)
Change in year, net of income tax (expense) benefit of $(3), $(4), and $17	5	7	(31)
Balance – end of year	(62)	(67)	(74)
Accumulated other comprehensive income	1,911	1,594	823
Common Shares issued to employee trust
Balance – beginning of year	(2)	(2)	(3)
Decrease in Common Shares	2	–	1
Balance – end of year	–	(2)	(2)
Total shareholders’ equity	$24,516	$22,974	$19,667

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

ACE Limited and Subsidiaries

For the years ended December 31, 2011, 2010 and 2009 (in millions of U.S. dollars)	2011	2010	2009
Cash flows from operating activities
Net income	$1,585	$3,108	$2,549
Adjustments to reconcile net income to net cash flows from operating activities
Net realized losses (gains)	795	(432)	196
Amortization of premiums/discounts on fixed maturities	152	145	53
Deferred income taxes	19	116	(19)
Unpaid losses and loss expenses	43	(360)	298
Unearned premiums	9	262	102
Future policy benefits	78	48	67
Insurance and reinsurance balances payable	216	(172)	434
Accounts payable, accrued expenses, and other liabilities	39	130	(206)
Income taxes payable	39	10	13
Insurance and reinsurance balances receivable	(217)	50	(119)
Reinsurance recoverable on losses and loss expenses	531	626	518
Reinsurance recoverable on policy benefits	25	49	(51)
Deferred policy acquisition costs	(160)	(193)	(309)
Prepaid reinsurance premiums	(34)	(13)	24
Other	350	172	(215)
Net cash flows from operating activities	3,470	3,546	3,335
Cash flows from investing activities
Purchases of fixed maturities available for sale	(23,823)	(29,985)	(31,789)
Purchases of to be announced mortgage-backed securities	(755)	(1,271)	(5,471)
Purchases of fixed maturities held to maturity	(340)	(616)	(472)
Purchases of equity securities	(309)	(794)	(354)
Sales of fixed maturities available for sale	17,176	23,096	23,693
Sales of to be announced mortgage-backed securities	795	1,183	5,961
Sales of fixed maturities held to maturity	–	–	11
Sales of equity securities	376	774	1,272
Maturities and redemptions of fixed maturities available for sale	3,720	3,660	3,404
Maturities and redemptions of fixed maturities held to maturity	1,279	1,353	514
Net derivative instruments settlements	(67)	(109)	(92)
Acquisition of subsidiaries (net of cash acquired of $91 in 2011 and $80 in 2010)	(606)	(1,139)	–
Other	(482)	(333)	99
Net cash flows used for investing activities	(3,036)	(4,181)	(3,224)
Cash flows from financing activities
Dividends paid on Common Shares	(459)	(435)	(388)
Common Shares repurchased	(195)	(235)	–
Proceeds from issuance of short-term debt	5,238	1,300	–
Repayment of short-term debt	(5,288)	(159)	(466)
Proceeds from issuance of long-term debt	–	699	500
Repayment of long-term debt	–	(500)	–
Proceeds from share-based compensation plans	133	63	25
Tax benefit (expense) on share-based compensation expense	6	(1)	8
Net cash flows (used for) from financing activities	(565)	732	(321)
Effect of foreign currency rate changes on cash and cash equivalents	(27)	6	12
Net (decrease) increase in cash	(158)	103	(198)
Cash – beginning of year	772	669	867
Cash – end of year	$614	$772	$669
Supplemental cash flow information
Taxes paid	$460	$434	$538
Interest paid	$234	$204	$228

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACE Limited and Subsidiaries

1. Summary of significant accounting policies

a) Basis of presentation

ACE Limited is a holding company incorporated in Zurich, Switzerland. ACE Limited, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 15 for additional information.

The accompanying consolidated financial statements, which include the accounts of ACE Limited and its subsidiaries (collectively, ACE, we, us, or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts included in the consolidated financial statements reflect our best estimates and assumptions; actual amounts could differ materially from these estimates. ACE’s principal estimates include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to the inception of the contract are evaluated to determine whether they meet the established criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at the inception of the contract. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method as described below in Note 1 k).

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by our own estimates of premium when we have not received ceding company reports. The information used in establishing these estimates is reviewed and adjustments are recorded in the period in which they are determined. These premiums are earned over the coverage terms of the related reinsurance contracts and range from one to three years.

c) Deferred policy acquisition costs and value of business acquired

Policy acquisition costs consist of commissions, premium taxes, and underwriting and other costs that vary with, and are primarily related to, the production of premium. A VOBA intangible asset is established upon the acquisition of blocks of long duration contracts and represents the present value of estimated net cash flows for the contracts in force at the time of the acquisition. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized. Policy acquisition costs on P&C contracts are generally amortized ratably over the period in which premiums are earned. Policy acquisition costs on long duration contracts are amortized over the estimated life of the contracts, generally in proportion to premium revenue recognized. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

Advertising costs are expensed as incurred except for direct-response campaigns, principally related to A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized over the expected future benefit period. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability and amortized over five years, the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs was $236 million and $253 million at December 31, 2011 and 2010, respectively. The amortization expense for deferred marketing costs was $128 million, $115 million, and $103 million for the years ended December 31, 2011, 2010, and 2009, respectively.

d) Reinsurance

ACE assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve ACE of its primary obligation to its policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, ACE generally develops expected discounted cash flow analyses at contract inception. Deposit accounting is used for contracts that do not meet risk transfer requirements. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to recording premiums written or losses incurred in the statement of operations. Non-refundable fees on deposit contracts are earned based on the terms of the contract. Refer to Note 1 k).

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses and policy benefits that will be recovered from reinsurers, based on contracts in force. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of ACE’s ability to cede unpaid losses and loss expenses.

Reinsurance recoverable is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of reinsurers and other factors. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately be unrecoverable due to reinsurer insolvency, a contractual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer’s balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which ACE believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

• For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, we generally apply a default factor of 25 percent, consistent with published statistics of a major rating agency;

• For balances recoverable from reinsurers that are either insolvent or under regulatory supervision, we establish a default factor and resulting provision for uncollectible reinsurance based on reinsurer-specific facts and circumstances. Upon initial notification of an insolvency, we generally recognize an expense for a substantial portion of all balances outstanding, net of collateral, through a combination of write-offs of recoverable balances and increases to the provision for uncollectible reinsurance. When regulatory action is taken on a reinsurer, we generally recognize a default factor by estimating an expected recovery on all balances outstanding, net of collateral. When sufficient credible information becomes available, we adjust the provision for uncollectible reinsurance by establishing a default factor pursuant to information received; and

• For other recoverables, management determines the provision for uncollectible reinsurance based on the specific facts and circumstances.

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

The value of reinsurance business assumed of $35 million and $92 million at December 31, 2011 and 2010, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 7 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

e) Investments

Fixed maturity investments are classified as either available for sale or held to maturity. The available for sale portfolio is reported at fair value. The held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption and is reported at amortized cost. Equity securities are classified as available for sale and are recorded at fair value. Short-term investments comprise securities due to mature within one year of the date of purchase and are recorded at fair value which typically approximates cost. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

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

• Partially-owned investment companies comprise entities in which we hold an ownership interest in excess of three percent. These investments as well as ACE’s investments in investment funds where its ownership interest is in excess of three percent are accounted for under the equity method because ACE exerts significant influence. These investments apply investment company accounting to determine operating results, and ACE retains the investment company accounting in applying the equity method. This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

Investments in partially-owned insurance companies primarily represent direct investments in which ACE has significant influence and, as such, meet the requirements for equity accounting. We report our share of the net income or loss of the partially-owned insurance companies in Other (income) expense. Investments in partially-owned insurance companies over which ACE does not exert significant influence are carried at fair value.

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of AOCI in shareholders’ equity. We regularly review our investments for OTTI. Refer to Note 3 for additional information.

With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are the result of changing or unforeseen facts and circumstances (i.e., arising from a large insured loss such as a catastrophe), deterioration of the creditworthiness of the issuer or its industry, or changes in regulatory requirements. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale.

We use derivative instruments including futures, options, swaps, and foreign currency forward contracts for the purpose of managing certain investment portfolio risks and exposures. Refer to Note 10 for additional information. Derivatives are reported at fair value and recorded in the accompanying consolidated balance sheets in Accounts payable, accrued expenses, and other liabilities with changes in fair value included in Net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in the investment portfolio.

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

ACE participates in a securities lending program operated by a third party banking institution whereby certain assets are loaned to qualified borrowers and from which it earns an incremental return. Borrowers provide collateral, in the form of either cash or approved securities, of 102 percent of the fair value of the loaned securities. Each security loan is deemed to be an overnight transaction. Cash collateral is invested in a collateral pool which is managed by the banking institution. The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third party banking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, we consider our securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a related liability reflecting our obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under reverse repurchase agreements, whereby ACE sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. We report the obligation to return the cash as Short-term debt in the consolidated balance sheets.

Refer to Note 4 for a discussion on the determination of fair value for ACE’s various investment securities.

f) Cash

Cash includes cash on hand and deposits with an original maturity of three months or less at time of purchase. Cash held by external money managers is included in Short-term investments.

We have agreements with a third party bank provider which implemented two international multi-currency notional cash pooling programs. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. Any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $350 million in the aggregate). Our revolving credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

g) Goodwill and other intangible assets

Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually, or more frequently if circumstances indicate a possible impairment. For goodwill impairment testing, we use a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If our assessment indicates less than a 50 percent probability that fair value exceeds carrying value, we quantitatively estimate a reporting unit’s fair value using a consistently applied combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow, or an allocated market capitalization model. The earnings and book value models apply multiples of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model allocates market capitalization to each reporting unit. Where appropriate, we consider the impact of a control premium. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually.

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

h) Unpaid losses and loss expenses

A liability is established for the estimated unpaid losses and loss expenses under the terms of, and with respect to, ACE’s policies and agreements. These amounts include provision for both reported claims (case reserves) and IBNR claims. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net loss and loss expense reserves of $59 million net of discount held at December 31, 2011, representing structured settlements for which the timing and amount of future claim payments are reliably determinable, ACE does not discount its P&C loss reserves. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers’ compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. ACE retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2011, the gross liability for the amount due to claimants was $644 million and reinsurance recoverables for amounts due from the life insurance companies was $585 million. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies are included in Other assets, as they do not meet the requirements for reinsurance accounting. At December 31, 2011, there was $59 million included in Other assets in the consolidated balance sheets relating to structured settlements.

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

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years. With respect to crop business, prior to the December 2010 acquisition of Rain and Hail Insurance Service, Inc. (Rain and Hail), reports relating to the previous crop year(s) were normally received in subsequent calendar years and this typically resulted in adjustments to the previously reported premiums, losses and loss expenses, and profit share commission. Following the acquisition, such information is available before the close of the calendar year. Commencing with the quarter ended September 30, 2009, prior period development for the crop business includes adjustments to both crop losses and loss expenses and the related crop profit share commission.

For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period and excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency remeasurement; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency remeasurement, which is disclosed separately, these items are included in current year losses.

i) Future policy benefits

The valuation of long duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Such estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than one percent to six percent and one percent to seven percent at December 31, 2011 and 2010, respectively. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

Certain of our long duration contracts have assets that do not qualify for separate account reporting under GAAP (failed separate accounts). The assets related to failed separate accounts are reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the consolidated balance sheets. Changes in the fair value of failed separate account assets are reported in Other income (expense) and the offsetting movements in the failed separate account liabilities are included in Policy benefits in the consolidated statements of operations.

j) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts

ACE reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

years. We generally receive a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant’s age, the accumulation phase can last many years. To limit our exposure under these programs, all reinsurance treaties include aggregate claim limits and many include an aggregate deductible.

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income and classified as described below. As the assuming entity, we are obligated to provide coverage until the earlier of the expiration of the underlying guaranteed benefit or the treaty expiration date. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in policyholder behavior (i.e., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period. Refer to Note 5 c) for additional information.

k) Deposit assets and liabilities

Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to recording ceded premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $133 million and $144 million at December 31, 2011 and 2010, respectively, are reflected in Other assets in the consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the consolidated statements of operations.

Non-refundable fees are earned based on contract terms. Non-refundable fees paid but unearned are reflected in Other assets in the consolidated balance sheets and earned fees are reflected in Other (income) expense in the consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $318 million and $351 million and contract holder deposit funds of $345 million and $70 million at December 31, 2011 and 2010, respectively. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

the amount of the deposit liability are reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

l) Foreign currency remeasurement and translation

The functional currency for each of our foreign operations is generally the currency of the local operating environment. Transactions in currencies other than a foreign operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in Net realized gains (losses) in the consolidated statements of operations.

m) Administrative expenses

Administrative expenses generally include all operating costs other than policy acquisition costs. The Insurance – North American segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS). ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures. The net operating results of ESIS are included within Administrative expenses in the consolidated statements of operations and were $21 million, $85 million, and $26 million for the years ended December 31, 2011, 2010, and 2009, respectively.

n) Income taxes

Income taxes have been recorded related to those operations subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of our assets and liabilities. Refer to Note 8 for additional information. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. The valuation allowance assessment considers tax planning strategies, where applicable.

We recognize uncertain tax positions deemed more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

q) Derivatives

ACE recognizes all derivatives at fair value in the consolidated balance sheets and participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2011 and 2010, the reinsurance of GLBs was our primary product falling into this category; and

(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

We did not designate any derivatives as accounting hedges during 2011, 2010, or 2009.

r) Share-based compensation

ACE measures and records compensation cost for all share-based payment awards at grant-date fair value. Compensation costs are recognized for share-based payment awards with only service conditions that have graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Refer to Note 12 for additional information.

s) New accounting pronouncements

Adopted in 2011

Testing goodwill for impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance which eliminates the requirement to calculate the fair value of reporting units at least annually and replaces it with an optional qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on October 1, 2011. The application of the new guidance resulted in a change in the procedures for assessing goodwill impairment, and did not impact our financial condition or results of operations.

Adopted in 2012

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Additionally, this new guidance will require that direct-response advertising costs be accounted for as deferred acquisition costs for measurement and subsequent accounting. This guidance is effective for interim and annual reporting periods beginning on January 1, 2012. We adopted this guidance retrospectively effective January 1, 2012 and we will therefore adjust previously issued financial statements that are presented as comparative financial statements in future filings beginning with our March 31, 2012 Form 10-Q. Upon adoption in 2012, we recorded a decrease in Retained earnings of approximately $188 million as of December 31, 2011. We anticipate that the new standard will result in an immaterial decrease to Net income for the year ended December 31, 2012, principally in our Life segment.

Fair value measurements

In May 2011, the FASB issued new guidance on fair value measurements to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. The guidance is not necessarily intended to result in a significant change in the application of the current requirements. Instead it is intended to clarify the application of existing fair value measurement requirements. It also changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011. This guidance, which became effective for ACE on January 1, 2012, changed disclosure only and did not impact our financial condition or results of operations.

2. Acquisitions

ACE acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $425 million in cash. These acquired businesses, now operating under our Life segment, expand our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

presence in the North Asia market and complement our life insurance business established in that region. These acquisitions generated approximately $121 million of goodwill, none of which is expected to be deductible for income tax purposes, and approximately $130 million of intangible assets. The most significant intangible asset is VOBA.

We acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011 for approximately $107 million in cash. PMHC’s primary insurance subsidiary, Penn Millers Insurance Company, is a well-established underwriter in the agribusiness market since 1887 and currently operates in 34 states. PMHC operates under our Insurance – North American segment.

We acquired Rio Guayas Compania de Seguros y Reaseguros (Rio Guayas), a general insurance company in Ecuador on December 28, 2011. Rio Guayas sells a range of insurance products, including auto, life, property, and A&H. The acquisition of Rio Guayas will expand our capabilities in terms of geography, products, and distribution. Rio Guayas operates under our Insurance – Overseas General segment.

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

Prior to the consummation of this business combination, ACE’s 20.1 percent ownership in Rain and Hail was recorded in Investments in partially-owned insurance companies in the consolidated balance sheets. In accordance with GAAP, at the date of the business combination, ACE was deemed to have disposed of its 20.1 percent ownership interest and recognized 100 percent of the assets and liabilities of Rain and Hail at acquisition date fair value. In connection with this deemed disposition, ACE recognized a $175 million gain in Net realized gains (losses) in the consolidated statement of operations, which represents the excess of acquisition date fair value of the 20.1 percent ownership interest over the cost basis. Acquisition date fair value of the 20.1 percent ownership interest was determined by first calculating the implied fair value of 100 percent of Rain and Hail based on the purchase price for the net assets not previously owned by ACE at the acquisition date. The implied fair value of the 20.1 percent ownership interest was then reduced to reflect a noncontrolling interest discount. The consolidated financial statements include the results of Rain and Hail from December 28, 2010.

The acquisition generated $123 million of goodwill, none of which is expected to be deductible for income tax purposes, and $523 million of other intangible assets based on ACE’s purchase price allocation. Goodwill and other intangible assets arising from this acquisition are included in our Insurance – North American segment. Legal and other expenses incurred to complete the acquisition amounted to $2 million and are included in Other (income) expense.

On December 1, 2010, ACE acquired Jerneh Insurance Berhad (Jerneh), a general insurance company in Malaysia, for approximately $218 million in cash. The acquisitions of Rain and Hail and Jerneh were financed with cash on hand and the use of reverse repurchase agreements of $1 billion.

3. Investments

a) Transfers of securities

As part of our fixed income diversification strategy, we hold certain securities to maturity. Because we have the intent to hold these securities to maturity, we transferred securities with a total fair value of $6.8 billion during 2010 from Fixed maturities available for sale to Fixed maturities held to maturity in the consolidated balance sheet. The net unrealized appreciation at the date of the transfer continues to be reported as a component of AOCI and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount. There were no transfers in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Fixed maturities

The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

December 31, 2011 (in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
Available for sale
U.S. Treasury and agency	$2,774	$186	$–	$2,960	$–
Foreign	12,025	475	(99)	12,401	(2)
Corporate securities	14,055	773	(135)	14,693	(22)
Mortgage-backed securities	9,979	397	(175)	10,201	(151)
States, municipalities, and political subdivisions	1,617	96	(1)	1,712	–
	$40,450	$1,927	$(410)	$41,967	$(175)
Held to maturity
U.S. Treasury and agency	$1,078	$48	$–	$1,126	$–
Foreign	935	18	(23)	930	–
Corporate securities	2,338	44	(45)	2,337	–
Mortgage-backed securities	2,949	90	(3)	3,036	–
States, municipalities, and political subdivisions	1,147	32	(3)	1,176	–
	$8,447	$232	$(74)	$8,605	$–

December 31, 2010 (in millions of U.S. dollars)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
Available for sale
U.S. Treasury and agency	$2,904	$74	$(15)	$2,963	$–
Foreign	10,926	340	(80)	11,186	(28)
Corporate securities	12,902	754	(69)	13,587	(29)
Mortgage-backed securities	8,508	213	(205)	8,516	(228)
States, municipalities, and political subdivisions	1,302	15	(30)	1,287	–
	$36,542	$1,396	$(399)	$37,539	$(285)
Held to maturity
U.S. Treasury and agency	$1,105	$32	$(10)	$1,127	$–
Foreign	1,049	1	(37)	1,013	–
Corporate securities	2,361	12	(60)	2,313	–
Mortgage-backed securities	3,811	62	(27)	3,846	–
States, municipalities, and political subdivisions	1,175	5	(18)	1,162	–
	$9,501	$112	$(152)	$9,461	$–

As discussed in Note 3 d), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the years ended December 31, 2011 and 2010, $48 million of net unrealized depreciation and $193 million of net unrealized appreciation, respectively, related to such securities is included in OCI. At December 31, 2011 and 2010, AOCI includes net unrealized depreciation of $155 million and $99 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 84 percent and 79 percent of the total mortgage-backed securities at December 31, 2011 and December 31, 2010, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents the amortized cost and fair value of fixed maturities by contractual maturity:

	December 31 2011		December 31 2010
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,321	$2,349	$1,846	$1,985
Due after 1 year through 5 years	12,325	12,722	13,094	13,444
Due after 5 years through 10 years	12,379	12,995	10,276	10,782
Due after 10 years	3,446	3,700	2,818	2,812
	30,471	31,766	28,034	29,023
Mortgage-backed securities	9,979	10,201	8,508	8,516
	$40,450	$41,967	$36,542	$37,539
Held to maturity
Due in 1 year or less	$393	$396	$400	$404
Due after 1 year through 5 years	2,062	2,090	1,983	2,010
Due after 5 years through 10 years	2,376	2,399	2,613	2,524
Due after 10 years	667	684	694	677
	5,498	5,569	5,690	5,615
Mortgage-backed securities	2,949	3,036	3,811	3,846
	$8,447	$8,605	$9,501	$9,461

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

The following table presents the cost and fair value of equity securities:

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Cost	$671	$666
Gross unrealized appreciation	18	28
Gross unrealized depreciation	(42)	(2)
Fair value	$647	$692

d) Net realized gains (losses)

In accordance with guidance related to the recognition and presentation of OTTI adopted on April 1, 2009, when an impairment related to a fixed maturity has occurred, OTTI is required to be recorded in net income if management has the intent to sell the security or it is more likely than not that we will be required to sell the security before the recovery of its amortized cost. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $15 million of gross unrealized loss at December 31, 2011. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

Corporate securities

Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. We develop these estimates using information based on market observable data, issuer-specific information, and credit ratings. ACE developed its default assumption by using historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. We believe that use of a default assumption in excess of the historical mean is reasonable in light of current market conditions.

The following table presents default assumptions by Moody’s rating category (historical mean default rate provided for comparison):

Moody’s Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0-1.4%	0.0-0.3%
Below Investment Grade:
Ba	4.8%	1.1%
B	12.8%	3.4%
Caa-C	53.5%	13.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Consistent with management’s approach to developing default rate assumptions considering recent market conditions, ACE assumed a 25 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody’s historical mean recovery rate of 41 percent. ACE believes that use of a recovery rate assumption lower than the historical mean is reasonable in light of recent market conditions.

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities for the years ended December 31, 2011 and 2010 of $9 million and $14 million, respectively. Credit losses recognized in net income for corporate securities from April 1, 2009 (the date of adoption) to December 31, 2009, were $59 million.

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

ACE develops specific assumptions using market data, where available, and includes internal estimates as well as estimates published by rating agencies and other third-party sources. ACE projects default rates by mortgage sector considering current underlying mortgage loan performance, generally assuming:

• lower loss severity for Prime sector bonds versus ALT-A and Sub-prime bonds; and

• lower loss severity for older vintage securities versus more recent vintage securities, which reflects the decline in underwriting standards through 2007.

These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions, and current market prices. If cash flow projections indicate that losses will exceed the credit enhancement for a given tranche, then we do not expect to recover our amortized cost basis and we recognize an estimated credit loss in net income.

The following table presents the significant assumptions used to estimate future cash flows for specific mortgage-backed securities evaluated for potential credit loss by sector and vintage:

Range of Significant Assumptions Used
Sector(1)	Vintage	Default Rate(2)	Loss Severity Rate(2)
Prime	2003 and prior	16%	29%
	2004	17-42%	31-49%
	2005	25-45%	44-58%
	2006-2007	26-53%	43-58%
ALT-A	2003 and prior	23%	48%
	2004	33%	53%
	2005	30-47%	54-67%
	2006-2007	57-66%	61-72%
Sub-prime	2003 and prior	45%	62%
	2004	49%	76%
	2005	58%	78%
	2006-2007	70-78%	70-86%

(1) Prime, ALT-A, and Sub-prime sector bonds are categorized based on creditworthiness of the borrower.

(2) Default rate and loss severity rate assumptions vary within a given sector and vintage depending upon the geographic concentration of the collateral underlying the bond and the level of serious delinquencies, among other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities for the years ended December 31, 2011 and 2010, of $11 million and $32 million, respectively. Credit losses recognized in net income for mortgage-backed securities from April 1, 2009 (the date of adoption) to December 31, 2009, were $56 million.

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) on investments:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Fixed maturities:
OTTI on fixed maturities, gross	$(61)	$(115)	$(536)
OTTI on fixed maturities recognized in OCI (pre-tax)	15	69	302
OTTI on fixed maturities, net	(46)	(46)	(234)
Gross realized gains excluding OTTI	410	569	591
Gross realized losses excluding OTTI	(200)	(143)	(398)
Total fixed maturities	164	380	(41)
Equity securities:
OTTI on equity securities	(1)	–	(26)
Gross realized gains excluding OTTI	15	86	105
Gross realized losses excluding OTTI	(5)	(2)	(224)
Total equity securities	9	84	(145)
OTTI on other investments	(3)	(13)	(137)
Foreign exchange losses	(13)	(54)	(21)
Investment and embedded derivative instruments	(143)	58	68
Fair value adjustments on insurance derivative	(779)	(28)	368
S&P put options and futures	(4)	(150)	(363)
Other derivative instruments	(4)	(19)	(93)
Other	(22)	174	168
Net realized gains (losses)	(795)	432	(196)
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	569	451	2,723
Fixed maturities held to maturity	(89)	522	(6)
Equity securities	(47)	(44)	213
Other	40	(35)	162
Income tax expense	(157)	(152)	(481)
Change in net unrealized appreciation on investments	316	742	2,611
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$(479)	$1,174	$2,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Years Ended December 31		Nine Months Ended December 31 2009
(in millions of U.S. dollars)	2011	2010
Balance of credit losses related to securities still held-beginning of period	$137	$174	$130
Additions where no OTTI was previously recorded	12	34	104
Additions where an OTTI was previously recorded	8	12	11
Reductions reflecting amounts previously recorded in OCI but subsequently reflected in net income	–	–	(2)
Reductions for securities sold during the period	(83)	(83)	(69)
Balance of credit losses related to securities still held-end of period	$74	$137	$174

e) Other investments

The following table presents the fair value and cost of other investments:

	December 31 2011		December 31 2010
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$378	$277	$329	$232
Limited partnerships	531	429	438	356
Partially-owned investment companies	904	904	688	688
Life insurance policies	127	127	118	118
Policy loans	143	143	54	54
Trading securities	194	195	37	35
Other	37	37	28	28
Total	$2,314	$2,112	$1,692	$1,511

Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 59 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets. The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio. Trading securities comprise $162 million of mutual funds related to failed separate accounts acquired in 2011. Trading securities also include $24 million of equity securities, and $8 million of fixed maturities in rabbi trusts at December 31, 2011, compared with $28 million of equity securities and $9 million of fixed maturities in rabbi trusts at December 31, 2010. In addition, rabbi trusts also include life insurance policies. Refer to Note 11 f) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

f) Investments in partially-owned insurance companies

The following table presents Investments in partially-owned insurance companies:

	December 31 2011			December 31 2010
(in millions of U.S. dollars, except percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Freisenbruch-Meyer	$8	$5	40.0%	$8	$5	40.0%	Bermuda
ACE Cooperative Ins. Co. – Saudi Arabia	7	27	30.0%	7	27	30.0%	Saudi Arabia
Huatai Insurance Company	241	457	20.0%	229	207	21.3%	China
Huatai Life Insurance Company	118	196	20.0%	112	179	20.0%	China
Russian Reinsurance Company	2	4	23.3%	–	–	–	Russia
Island Heritage	4	27	10.8%	4	27	10.8%	Cayman Islands
Total	$380	$716		$360	$445

Huatai Insurance Company and Huatai Life Insurance Company are China-based entities which provide a range of P&C, life, and investment products.

g) Gross unrealized loss

At December 31, 2011, there were 3,873 fixed maturities out of a total of 22,198 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $9 million. There were approximately 77 equity securities out of a total of 179 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $32 million. Fixed maturities in an unrealized loss position at December 31, 2011 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position include foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2011 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Foreign	$1,801	$(82.2)	$529	$(40.0)	$2,330	$(122.2)
Corporate securities	3,084	(148.2)	268	(32.2)	3,352	(180.4)
Mortgage-backed securities	440	(7.5)	586	(170.2)	1,026	(177.7)
States, municipalities, and political subdivisions	30	(0.4)	98	(3.5)	128	(3.9)
Total fixed maturities	5,355	(238.3)	1,481	(245.9)	6,836	(484.2)
Equity securities	484	(42.3)	–	–	484	(42.3)
Other investments	88	(8.3)	–	–	88	(8.3)
Total	$5,927	$(288.9)	$1,481	$(245.9)	$7,408	$(534.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2010 (in millions of U.S. dollars)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency	$864	$(24.6)	$–	$–	$864	$(24.6)
Foreign	4,409	(79.0)	312	(37.6)	4,721	(116.6)
Corporate securities	3,553	(85.1)	273	(43.9)	3,826	(129.0)
Mortgage-backed securities	3,904	(67.3)	1,031	(165.1)	4,935	(232.4)
States, municipalities, and political subdivisions	1,115	(36.2)	79	(11.9)	1,194	(48.1)
Total fixed maturities	13,845	(292.2)	1,695	(258.5)	15,540	(550.7)
Equity securities	45	(1.9)	1	(0.3)	46	(2.2)
Other investments	66	(8.7)	–	–	66	(8.7)
Total	$13,956	$(302.8)	$1,696	$(258.8)	$15,652	$(561.6)

h) Net investment income

The following table presents the sources of net investment income:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Fixed maturities	$2,196	$2,071	$1,985
Short-term investments	43	34	38
Equity securities	36	26	54
Other	62	44	48
Gross investment income	2,337	2,175	2,125
Investment expenses	(95)	(105)	(94)
Net investment income	$2,242	$2,070	$2,031

i) Restricted assets

ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is required to restrict assets pledged under reverse repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at December 31, 2011 and 2010, are fixed maturities and short-term investments totaling $14.9 billion and $13.0 billion, respectively, and cash of $179 million and $104 million, respectively.

The following table presents the components of restricted assets:

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Trust funds	$9,940	$8,200
Deposits with non-U.S. regulatory authorities	2,240	2,289
Deposits with U.S. regulatory authorities	1,307	1,384
Other pledged assets(1)	1,615	1,190
	$15,102	$13,063

(1) Includes restricted assets of $1.3 billion and $1.0 billion at December 31, 2011 and 2010, respectively, pledged under reverse repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

4. Fair value measurements

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

We use one or more pricing services to obtain fair value measurements for the majority of the investment securities we hold. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with GAAP. We do not typically adjust prices obtained from pricing services. The following is a description of the valuation techniques and inputs used to determine fair values for financial instruments carried at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities

We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Equity securities

Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For non-public equity securities, fair values are based on market valuations and are classified within Level 2. Equity securities for which pricing is unobservable are classified within Level 3.

Short-term investments

Short-term investments, which comprise securities due to mature within one year of the date of purchase that are traded in active markets, are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other investments

Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investment or will not have the contractual option to redeem the investments in the near term. The remainder of such investments is classified within Level 2. The underlying assets within failed separate accounts, as described in Note 1 i), comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, and included in Other investments, are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

Securities lending collateral

The underlying assets included in Securities lending collateral are fixed maturities which are classified in the valuation hierarchy on the same basis as other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to ACE’s obligation to return the collateral plus interest as it is reported at contract value and not fair value on the consolidated balance sheets.

Investment derivative instruments

Actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts, are classified within Level 1 as fair values are based on quoted market prices. Investment derivative instruments are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Other derivative instruments

We maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for our GMDB and GLB reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3. Other derivative instruments are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Separate account assets

Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by ACE. Separate account assets comprise mutual funds classified in the valuation hierarchy on the same basis as other equity securities traded in active markets and are classified within Level 1. Separate account assets also include fixed maturities classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Excluded from the valuation hierarchy are the corresponding liabilities as they are reported at contract value and not fair value on the consolidated balance sheets. Separate account assets are recorded in Other assets in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Guaranteed living benefits

The GLB arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of GMIB and GMAB associated with variable annuity contracts. GLB’s are recorded in Accounts payable, accrued expenses, and other liabilities and Future policy benefits in the consolidated balance sheets. For GLB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of inputs, including changes in interest rates, changes in equity markets, credit risk, current account value, changes in market volatility, expected annuitization rates, changes in policyholder behavior, and changes in policyholder mortality.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize using the GMIB. However, for certain clients there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize using the GMIB – it is over 13 percent). For most clients, there is no currently observable relevant annuitization behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize using the GMIB). The GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During 2011, no changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $14 million and $98 million for the years ended December 31, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

December 31, 2011 (in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,691	$1,264	$5	$2,960
Foreign	212	12,156	33	12,401
Corporate securities	20	14,539	134	14,693
Mortgage-backed securities	–	10,173	28	10,201
States, municipalities, and political subdivisions	–	1,711	1	1,712
	1,923	39,843	201	41,967
Equity securities	632	2	13	647
Short-term investments	1,246	1,055	–	2,301
Other investments	208	229	1,877	2,314
Securities lending collateral	–	1,375	–	1,375
Investment derivative instruments	10	–	–	10
Other derivative instruments	(16)	54	3	41
Separate account assets	607	53	–	660
Total assets measured at fair value	$4,610	$42,611	$2,094	$49,315
Liabilities:
GLB(1)	$–	$–	$1,319	$1,319

(1) Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

There were no significant gross transfers between Level 1 and Level 2 during the year ended December 31, 2011.

December 31, 2010 (in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,564	$1,399	$–	$2,963
Foreign	187	10,973	26	11,186
Corporate securities	31	13,441	115	13,587
Mortgage-backed securities	–	8,477	39	8,516
States, municipalities, and political subdivisions	–	1,285	2	1,287
	1,782	35,575	182	37,539
Equity securities	676	3	13	692
Short-term investments	903	1,080	–	1,983
Other investments	39	221	1,432	1,692
Securities lending collateral	–	1,495	–	1,495
Investment derivative instruments	11	–	–	11
Other derivative instruments	(25)	46	4	25
Separate account assets	308	–	–	308
Total assets measured at fair value	$3,694	$38,420	$1,631	$43,745
Liabilities:
GLB(1)	$–	$–	$507	$507

(1) Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

There were no significant gross transfers between Level 1 and Level 2 during the year ended December 31, 2010.

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at December 31, 2011 and 2010 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At December 31, 2011 and 2010, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31 2011		December 31 2010
(in millions of U.S. dollars)	Expected Liquidation Period	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$205	$141	$192	$151
Real estate	3 to 9 Years	270	96	163	92
Distressed	6 to 9 Years	182	57	243	43
Mezzanine	6 to 9 Years	195	282	125	173
Traditional	3 to 8 Years	565	200	376	291
Vintage	1 to 3 Years	18	1	27	3
Investment funds	Not Applicable	378	–	329	–
		$1,813	$777	$1,455	$753

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

Level 3 financial instruments

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets								Liabilities
	Available-for-Sale Debt Securities
Year Ended December 31, 2011 (in millions of U.S. dollars)	U.S. Treasury and agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments	GLB(1)
Balance-Beginning of year	$–	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	–	9	42	4	–	–	–	–	–
Transfers out of Level 3	–	(18)	(4)	(48)	–	–	–	–	–
Change in Net Unrealized Gains (Losses) included in OCI	–	(1)	(2)	–	–	(1)	93	–	–
Net Realized Gains/Losses	–	–	(3)	–	–	4	(3)	2	812
Purchases	5	23	32	59	–	5	602	–	–
Sales	–	(3)	(27)	(17)	–	(8)	(55)	–	–
Settlements	–	(3)	(19)	(9)	(1)	–	(192)	(3)	–
Balance-End of year	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$–	$–	$–	$–	$–	$–	$(3)	$(1)	$812

(1) Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

	Assets							Liabilities
	Available-for-Sale Debt Securities
Year Ended December 31, 2010 (in millions of U.S. dollars)	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments	GLB(1)
Balance-Beginning of year	$59	$168	$21	$3	$12	$1,149	$14	$443
Transfers into (Out of) Level 3	(14)	(25)	(1)	–	1	–	–	–
Change in Net Unrealized Gains (Losses) included in OCI	1	9	–	–	–	53	–	–
Net Realized Gains/Losses	1	(3)	–	–	1	(7)	2	64
Purchases, Sales, Issuances, and Settlements, Net	(21)	(34)	19	(1)	(1)	237	(12)	–
Balance-End of year	$26	$115	$39	$2	$13	$1,432	$4	$507
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$–	$–	$–	$–	$–	$(7)	$1	$64

(1) Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $648 million at December 31, 2010, and $559 million at December 31, 2009, which includes a fair value derivative adjustment of $507 million and $443 million, respectively.

	Assets							Liabilities
	Available-for-Sale Debt Securities
Year Ended December 31, 2009 (in millions of U.S. dollars)	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments	GLB(1)
Balance-Beginning of year	$45	$117	$109	$3	$21	$1,099	$87	$811
Transfers into (Out of) Level 3	4	8	(37)	–	–	(30)	–	–
Change in Net Unrealized Gains (Losses) included in OCI	5	17	12	–	9	191	–	–
Net Realized Gains/Losses	(1)	1	(2)	–	–	(149)	(71)	(368)
Purchases, Sales, Issuances, and Settlements, Net	6	25	(61)	–	(18)	38	(2)	–
Balance-End of year	$59	$168	$21	$3	$12	$1,149	$14	$443
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$2	$1	$–	$–	$–	$(149)	$(71)	$(368)

(1) Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $559 million at December 31, 2009, and $910 million at December 31, 2008, which includes a fair value derivative adjustment of $443 million and $811 million, respectively.

c) Financial instruments disclosed, but not carried, at fair value

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	December 31 2011		December 31 2010
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,078	$1,126	$1,105	$1,127
Foreign	935	930	1,049	1,013
Corporate securities	2,338	2,337	2,361	2,313
Mortgage-backed securities	2,949	3,036	3,811	3,846
States, municipalities, and political subdivisions	1,147	1,176	1,175	1,162
Total fixed maturities held to maturity	8,447	8,605	9,501	9,461
Liabilities:
Short-term debt	1,251	1,251	1,300	1,300
Long-term debt	3,360	3,823	3,358	3,690
Trust preferred securities	309	404	309	364
Total liabilities	$4,920	$5,478	$4,967	$5,354

5. Reinsurance

a) Consolidated reinsurance

ACE purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate ACE’s reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge ACE’s primary liability. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. The following table presents direct, assumed, and ceded premiums:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Premiums written
Direct	$17,626	$15,887	$15,467
Assumed	3,205	3,624	3,697
Ceded	(5,459)	(5,803)	(5,865)
Net	$15,372	$13,708	$13,299
Premiums earned
Direct	$17,534	$15,780	$15,415
Assumed	3,349	3,516	3,768
Ceded	(5,496)	(5,792)	(5,943)
Net	$15,387	$13,504	$13,240

For the years ended December 31, 2011, 2010, and 2009, reinsurance recoveries on losses and loss expenses incurred were $3.3 billion, $3.3 billion, and $3.7 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

The following table presents the composition of reinsurance recoverable on losses and loss expenses:

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$11,602	$12,149
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	787	722
Net reinsurance recoverable on losses and loss expenses	$12,389	$12,871

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible. At December 31, 2011 and 2010, we recorded a provision for uncollectible reinsurance of $479 million and $530 million, respectively.

The following tables present a listing, at December 31, 2011, of the categories of ACE’s reinsurers. The first category, largest reinsurers, represents all groups of reinsurers where the gross recoverable exceeds one percent of ACE’s total shareholders’ equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Other pools and government agencies include amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. Structured settlements include annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay, we reflect the amount as a liability and a recoverable/receivable for GAAP purposes. Other captives include companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from ACE (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally our policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, Other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. We establish the provision for uncollectible reinsurance in this category based on a case by case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of our collection experience in similar situations.

(in millions of U.S. dollars, except percentages)	2011	Provision	% of Gross
Categories
Largest reinsurers	$6,230	$109	1.7%
Other reinsurers balances rated A- or better	3,109	57	1.8%
Other reinsurers balances with ratings lower than A- or not rated	667	108	16.2%
Other pools and government agencies	122	8	6.6%
Structured settlements	585	22	3.8%
Other captives	1,842	37	2.0%
Other	313	138	44.1%
Total	$12,868	$479	3.7%

Largest Reinsurers
Berkshire Hathaway Insurance Group	Munich Re Group	Swiss Re Group
Everest Re Group	National Workers Compensation	Transatlantic Holdings
HDI Re Group (Hanover Re)	Reinsurance Pool	XL Capital Group
Lloyd’s of London	Partner Re

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

c) Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
GMDB
Net premiums earned	$98	$109	$104
Policy benefits and other reserve adjustments	$59	$99	$111
GLB
Net premiums earned	$163	$164	$159
Policy benefits and other reserve adjustments	47	29	20
Net realized gains (losses)	(812)	(64)	368
(Loss) gain recognized in income	$(696)	$71	$507
Net cash received	$161	$160	$156
Net (increase) decrease in liability	$(857)	$(89)	$351

At December 31, 2011, reported liabilities for GMDB and GLB reinsurance were $138 million and $1.5 billion, respectively, compared with $185 million and $648 million, respectively, at December 31, 2010. The reported liability for GLB reinsurance of $1.5 billion at December 31, 2011, and $648 million at December 31, 2010, includes a fair value derivative adjustment of $1.3 billion and $507 million, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk

(i) Reinsurance covering the GMDB risk only

At December 31, 2011 and 2010, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.8 billion in both years.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2011 and 2010, respectively);

• there are no lapses or withdrawals;

• mortality according to 100 percent of the Annuity 2000 mortality table;

• future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 and 2.5 percent; and

• reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at December 31, 2011 was approximately $400 million. This takes into account all applicable reinsurance treaty claim limits.

The treaty claim limits function as a ceiling on the net amount at risk as equity markets fall. In addition, the claims payable if all of the policyholders were to die immediately declines as equity markets fall due to the specific nature of these claim limits, many of which are annual claim limits calculated as a percentage of the reinsured account value. There is also some impact due to a small portion of the GMDB reinsurance under which claims are positively correlated to equity markets (claims decrease as equity markets fall).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only

At December 31, 2011 and 2010, the net amount at risk from reinsurance programs covering the GLB risk only was $380 million and $30 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2011 and 2010, respectively);

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

•future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 3.0 and 4.0 percent; and

•reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

At December 31, 2011 and 2010, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $182 million and $145 million, respectively.

At December 31, 2011 and 2010, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $998 million and $619 million, respectively.

These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

• policy account values and guaranteed values are fixed at the valuation date (December 31, 2011 and 2010, respectively);

• there are no lapses, or withdrawals;

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

• future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 and 2.0 percent; and

• reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at December 31, 2011 was approximately $1.1 billion. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

The treaty limits control the increase in the GMDB net amount at risk as equity markets fall. The GMDB net amount at risk continues to grow as equity markets fall because most of these reinsurance treaties do not have annual claim limits calculated as a percentage of the underlying account value.

The treaty limits cause the GLB net amount at risk to increase at a declining rate as equity markets fall.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The average attained age of all policyholders under sections a), b), and c) above, weighted by the guaranteed value of each reinsured policy, is approximately 67 years.

6. Intangible assets

Included in Goodwill and other intangible assets in the consolidated balance sheets at December 31, 2011, are goodwill of $4.2 billion and other intangible assets of $651 million.

The following table presents a roll-forward of Goodwill by business segment:

(in millions of U.S. dollars)	Insurance - North American	Insurance - Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2009	$1,205	$1,497	$365	$747	$3,814
Acquisition of Rain and Hail	135	–	–	–	135
Acquisition of Jerneh	–	94	–	–	94
Purchase price allocation adjustment	–	–	–	3	3
Foreign exchange revaluation and other	11	(27)	–	–	(16)
Balance at December 31, 2010	$1,351	$1,564	$365	$750	$4,030
Purchase price allocation adjustment	(12)	5	–	–	(7)
Acquisition of New York Life’s Korea operations and Hong Kong operations	–	–	–	121	121
Acquisition of PMHC	11	–	–	–	11
Acquisition of Rio Guayas	–	31	–	–	31
Foreign exchange revaluation and other	–	3	–	(9)	(6)
Balance at December 31, 2011	$1,350	$1,603	$365	$862	$4,180

Included in the other intangible assets balance at December 31, 2011, are intangible assets subject to amortization of $558 million and intangible assets not subject to amortization of $93 million. Intangible assets subject to amortization include agency relationships, software, client lists, renewal rights, and trademarks, primarily attributable to the acquisitions of Rain and Hail and Combined Insurance. The majority of the balance of intangible assets not subject to amortization relates to Lloyd’s of London (Lloyd’s) Syndicate 2488 capacity. Amortization expense related to other intangible assets amounted to $29 million, $9 million, and $11 million for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense related to other intangible assets is estimated to be between approximately $31 million and $43 million for each of the next five fiscal years.

The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2011	2010	2009
Balance, beginning of year	$634	$748	$823
Acquisition of New York Life’s Korea operations and Hong Kong operations	120	–	–
Amortization expense	(105)	(111)	(130)
Foreign exchange revaluation	(1)	(3)	55
Balance, end of year	$648	$634	$748

The following table presents the estimated amortization expense related to VOBA for the next five years:

For the Year Ending December 31 (in millions of U.S. dollars)
2012	$96
2013	86
2014	77
2015	70
2016	65
Total	$394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

7. Unpaid losses and loss expenses

Property and casualty

ACE establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. The process of establishing reserves for P&C claims can be complex and is subject to considerable variability as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as current laws change. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2011 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.

The following table presents a reconciliation of unpaid losses and loss expenses:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Gross unpaid losses and loss expenses, beginning of year	$37,391	$37,783	$37,176
Reinsurance recoverable on unpaid losses(1)	(12,149)	(12,745)	(12,935)
Net unpaid losses and loss expenses, beginning of year	25,242	25,038	24,241
Acquisition of subsidiaries	92	145	–
Total	25,334	25,183	24,241
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,076	8,082	7,998
Prior years	(556)	(503)	(576)
Total	9,520	7,579	7,422
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,209	2,689	2,493
Prior years	4,657	4,724	4,455
Total	8,866	7,413	6,948
Foreign currency revaluation and other	(113)	(107)	323
Net unpaid losses and loss expenses, end of year	25,875	25,242	25,038
Reinsurance recoverable on unpaid losses(1)	11,602	12,149	12,745
Gross unpaid losses and loss expenses, end of year	$37,477	$37,391	$37,783

(1) Net of provision for uncollectible reinsurance.

Net losses and loss expenses incurred includes $556 million, $503 million, and $576 million, of net favorable prior period development in the years ended December 31, 2011, 2010, and 2009, respectively. The following is a summary of prior period development for the periods indicated. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across lines and accident years.

Insurance – North American

Insurance – North American’s active operations experienced net favorable prior period development of $297 million in 2011, representing 1.9 percent of net unpaid reserves at December 31, 2010. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $186 million on long-tail business included favorable development of $82 million in the directors and officers (D&O) portfolio affecting the 2006 and prior accident years; $54 million in the excess casualty business affecting the 2005 and prior accident years; $43 million on medical risk operations; $28 million on the national accounts portfolio (commercial auto liability, general liability, and workers’ compensation lines of business); and $26 million within the financial solutions business relating to a single account on the 2002 through 2010 accident years. Additional favorable development included $26 million in the foreign casualty product affecting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

the 2007 and prior accident years; and $21 million on surety business primarily impacting the 2009 year. Partially offsetting this favorable development was adverse development of $40 million on errors and omissions coverage primarily affecting the 2007 and 2008 accident years and adverse development of $29 million within the environmental liability product line concentrated in the 2005 through 2007 accident years. Net prior period development also included adverse development of $25 million on other lines across a number of accident years, none of which was significant. Net favorable development of $111 million on short-tail business included favorable development of $48 million in the property portfolios primarily affecting the 2009 and 2010 accident years and favorable development of $63 million on other lines across a number of accident years, primarily following better than expected loss emergence.

Insurance – North American’s runoff operations experienced net adverse prior period development of $102 million in the Westchester and Brandywine runoff operations during 2011, which was the net result of adverse movements impacting the accident years 2000 and prior, representing 0.6 percent of net unpaid reserves at December 31, 2010. Net adverse prior period development was driven by adverse development of $82 million related to the completion of the reserve review during 2011 and $17 million of unallocated loss adjustment expenses due to operating expenses reserved and paid during the current year. Net prior period development also included $3 million of adverse development on other lines across a number of accident years, none of which was significant.

Insurance – North American’s active operations experienced net favorable prior period development of $239 million in 2010, representing 1.5 percent of net unpaid reserves at December 31, 2009. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $102 million on long-tail business included $49 million within the financial solutions business, primarily in the 2000 and prior accident years; favorable development of $105 million in the D&O and E&O portfolios, primarily in the 2006 and prior accident years partially offset by adverse movements in the 2007-2009 years; and favorable development of $54 million on the national accounts portfolio primarily in the 2005, 2006, and 2009 accident years. Partially offsetting this favorable development was adverse development of $91 million in excess casualty businesses principally arising in the 2007 accident year and adverse development of $30 million in small and middle market guaranteed cost workers’ compensation portfolios on accident years 2008 and subsequent. Net prior period development also included favorable development of $15 million on other lines across a number of accident years, due primarily to better than expected loss emergence. Net favorable development of $137 million on short-tail business included favorable development of $41 million in the crop/hail business associated with recording the most recent bordereaux for the 2009 and prior crop years and favorable development of $96 million in property, aviation, inland and recreational marine, political risk, and other short-tailed exposures principally in accident years 2007-2009.

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

Insurance – North American experienced net favorable prior period development of $179 million in 2009, representing 1.2 percent of the segment’s net unpaid reserves at December 31, 2008.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2011 representing 4.2 percent of net unpaid reserves at December 31, 2010. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $154 million on long-tail business included favorable development of $337 million in casualty (primary and excess) and financial lines for accident years 2007 and prior, and adverse development of $183 million in the casualty (primary and excess) and financial lines book for accident years 2008-2010. Net favorable development of $136 million on short-tail business included property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally on accident years 2008-2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

development of $82 million in the casualty (primary and excess) and financial lines book for accident years 2007-2009. Net favorable development of $131 million on short-tail business included property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally on accident years 2007-2009.

Insurance – Overseas General experienced net favorable prior period development of $255 million in 2009, representing 4.2 percent of the segment’s net unpaid reserves at December 31, 2008.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $71 million in 2011 representing 3.1 percent of net unpaid reserves at December 31, 2010. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $58 million on long-tail business included net favorable development of $79 million principally in treaty years 2007 and prior across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). Net favorable development of $13 million on short-tail business, primarily in treaty years 2009 and prior across property lines, included property catastrophe, trade credit, and surety.

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

Global Reinsurance experienced net favorable prior period development of $142 million in 2009, representing 5.6 percent of the segment’s net unpaid reserves at December 31, 2008.

Asbestos and environmental (A&E) and other run-off liabilities

Included in liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. ACE has not assumed any such future changes in setting the value of its A&E reserves, which include provisions for both reported and IBNR claims.

ACE’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and CIGNA’s P&C business in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to ACE’s acquisition of CIGNA’s P&C business, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations:

(1) An active insurance company that retained the INA name and continued to write P&C business; and

(2) An inactive run-off company, now called Century Indemnity Company (Century).

As a result of the division, predominantly all A&E and certain other liabilities of INA were allocated to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA.

As part of the Restructuring, most A&E liabilities of various U.S. affiliates of INA were reinsured to Century. Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings. ACE acquired Brandywine Holdings and its various subsidiaries as part of the 1999 acquisition of CIGNA’s P&C business. For more information, refer to “Brandywine Run-Off Entities” below.

During 2011, we conducted our annual internal, ground-up review of our consolidated A&E liabilities as of December 31, 2010. As a result of the internal review, we increased our net loss reserves in 2011 for the Brandywine operations, including A&E, by $76 million, while the gross loss reserves increased by $241 million. In addition, we decreased gross loss reserves for Westchester Specialty’s A&E and other liabilities by $29 million, while the net loss reserves increased by $6 million. An internal review was also conducted during 2010 of consolidated A&E liabilities as of December 31, 2009. As a result of that internal review, we increased net loss reserves in 2010 for the Brandywine operations, including A&E, by $84 million, while the gross loss reserves increased by $247 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

In 2010, in addition to our annual internal review, a team of external actuaries performed an evaluation as to the adequacy of Century’s reserves. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century’s reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities. The difference between the conclusions of the internal and external reviews is an immaterial amount to reserves on a net basis after giving effect to the reserve increases for the Brandywine operations described above.

ACE’s A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

The table below presents a roll-forward of consolidated A&E loss reserves (excluding other run-off liabilities), allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2010	$2,130	$1,120	$316	$215	$2,446	$1,335
Incurred activity	148	67	66	37	214	104
Payment activity	(311)	(168)	(99)	(75)	(410)	(243)
Balance at December 31, 2011	$1,967	$1,019	$283	$177	$2,250	$1,196

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2011, of $1.2 billion shown in the table above comprise $909 million in reserves in respect of Brandywine operations, $143 million of reserves held by Westchester Specialty, $61 million of reserves held by ACE Bermuda, and $83 million of reserves held by Insurance – Overseas General. The incurred activity of $104 million is the result of adverse activity in Brandywine and Westchester of $59 million and $48 million, respectively, offset by favorable activity in Insurance – Overseas General of $3 million on the provision for uncollectible reinsurance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement for the year ended December 31, 2011:

	Brandywine			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other(1)	Total
Balance at December 31, 2010	$1,044	$881	$1,925	$928	$997
Incurred activity	59	9	68	–	68
Paid activity	(194)	(98)	(292)	(304)	12
Balance at December 31, 2011	$909	$792	$1,701	$624	$1,077

(1) Other consists primarily of workers’ compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business.

The incurred activity of $68 million primarily relates to the internal review of consolidated A&E liabilities as discussed above.

Westchester Specialty – impact of NICO contracts on ACE’s run-off liabilities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2011, the remaining unused incurred limit under the 1998 NICO Agreement was $504 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement was exhausted on a paid basis in 2009.

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers for the year ended December 31, 2011:

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	Total
Balance at December 31, 2010	$122	$87	$209	$186	$23
Incurred activity	48	(29)	19	14	5
Paid activity	(27)	(4)	(31)	(35)	4
Balance at December 31, 2011	$143	$54	$197	$165	$32

Brandywine run-off entities

In addition to housing a significant portion of ACE’s A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. ACE’s Brandywine operations comprise Century (a Pennsylvania insurer) and Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC). The Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

During the three months ended June 30, 2010, in order to better align assets and liabilities, Brandywine Holdings Corporation transferred its ownership of CIRC stock to Century. Thus, Century (which reinsures substantially all of CIRC’s liabilities) became the direct parent of CIRC and Century’s statutory surplus rose above the $25 million required by the 1996 Pennsylvania Insurance Department Restructuring Order. The realignment of CIRC as a subsidiary of Century increased Century’s surplus and strengthened its ability to meet its future obligations, including its obligations as a reinsurer of the ACE active companies. The transfer of CIRC stock increased Century’s assets by $169 million and resulted in (a) the elimination of Century’s reserve cession to the aggregate excess of loss agreement, described below (the XOL) and (b) an increase in Century’s surplus by $26 million to $51 million as of June 30, 2010. Century’s increased statutory surplus position allowed it to satisfy certain balances payable to ACE active companies under another affiliate reinsurance agreement. Due to a contractual provision, these balances were prohibited from being paid to ACE active companies while Century was ceding statutory reserves under the XOL.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of the XOL.

INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine Restructuring Order, the full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2011 and 2010, $35 million and $15 million, respectively, were withheld from such dividends and deposited in the Dividend Retention Fund by INA Financial Corporation. Effective January 28, 2011, the Pennsylvania Insurance Department clarified the scope of the Dividend Retention Fund that capital contributions from the Dividend Retention Fund to Century shall not be required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement capacity to $200 million or the Dividend Retention Fund balance. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an XOL, triggered if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2011 was $25 million and approximately $146 million in statutory-basis losses have been ceded to the XOL on an inception-to-date basis. Century reports the amount ceded under the XOL in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation. To estimate ACE’s remaining claim exposure under the XOL on an undiscounted basis, ACE adjusts the statutory cession to exclude the discount embedded in statutory loss reserves. At December 31, 2011, approximately $440 million in undiscounted losses were ceded under the XOL, leaving a remaining limit of coverage under that agreement of approximately $360 million. At December 31, 2010, the remaining limit of coverage under the agreement was $410 million on an undiscounted basis.

While ACE believes it has no legal obligation to fund losses above the XOL limit of coverage, ACE’s consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE’s ultimate Brandywine exposure

In addition to the Dividend Retention Fund and XOL commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. At December 31, 2011 and 2010, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $877 million and $881 million, respectively. At December 31, 2011 and 2010, Century’s carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.4 billion and $2.7 billion, respectively. ACE believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired. A substantial portion of the liabilities ceded to Century by its affiliates have, in turn, been ceded by Century to NICO and, at December 31, 2011 and 2010, remaining cover on a paid loss basis was approximately $624 million and $928 million, respectively. Should Century’s loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

to pay these recoverables. Losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were, in the aggregate, approximately $526 million and $453 million at December 31, 2011 and 2010, respectively.

8. Taxation

Under Swiss law, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. ACE Limited is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, ACE Limited is subject to Swiss income tax only at the federal level. Furthermore, participation relief (i.e., tax relief) is granted to ACE Limited at the federal level for qualifying dividend income and capital gains related to the sale of qualifying participations (i.e., subsidiaries). It is expected that the participation relief will result in a full exemption of participation income from federal income tax. ACE Limited is resident in the Canton and City of Zurich and, as such, is subject to an annual cantonal and communal capital tax on the taxable equity of ACE Limited in Switzerland.

ACE has two Swiss operating subsidiaries resident in the Canton and City of Zurich, an insurance company, ACE Insurance (Switzerland) Limited, which, in turn, owns a reinsurance company, ACE Reinsurance (Switzerland) Limited. Both are subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

Under current Bermuda law, ACE Limited and its Bermuda subsidiaries are not required to pay any taxes on income or capital gains. If a Bermuda law were enacted that would impose taxes on income or capital gains, ACE Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2035.

Income from ACE’s operations at Lloyd’s is subject to United Kingdom corporation taxes. Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd’s syndicates. Lloyd’s has a closing agreement with the Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. ACE’s Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Combined Insurance and its subsidiaries will file a separate consolidated U.S. tax return for tax years prior to 2014. Should ACE Group Holdings pay a dividend to ACE, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to ACE. Certain international operations of ACE are also subject to income taxes imposed by the jurisdictions in which they operate.

ACE is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require ACE to change the way it operates or become subject to taxation.

ACE’s domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. Domestic operations for the years ended December 31, 2011, 2010, and 2009 are not considered significant to the consolidated income before income taxes for the respective periods.

The following table presents the provision for income taxes:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Current tax expense	$485	$443	$547
Deferred tax expense (benefit)	21	116	(19)
Provision for income taxes	$506	$559	$528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The most significant jurisdictions contributing to the overall taxation of ACE are calculated using the following rates: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 35.0 percent, and U.K. 26.0 percent. The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Expected tax provision at Swiss statutory tax rate	$164	$287	$241
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory tax rate	323	327	319
Tax-exempt interest and dividends received deduction, net of proration	(21)	(20)	(25)
Net withholding taxes	19	15	14
Change in valuation allowance	(2)	(3)	(48)
Non-taxable acquisition gain	–	(61)	–
Other	23	14	27
Total provision for income taxes	$506	$559	$528

The following table presents the components of the net deferred tax assets:

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Deferred tax assets:
Loss reserve discount	$933	$852
Unearned premiums reserve	85	87
Foreign tax credits	1,074	952
Investments	67	51
Provision for uncollectible balances	113	132
Loss carry-forwards	43	57
Other, net	31	114
Cumulative translation adjustment	5	2
Total deferred tax assets	2,351	2,247
Deferred tax liabilities:
Deferred policy acquisition costs	107	100
VOBA and other intangible assets	373	367
Un-remitted foreign earnings	810	718
Unrealized appreciation on investments	392	262
Total deferred tax liabilities	1,682	1,447
Valuation allowance	57	31
Net deferred tax assets	$612	$769

The valuation allowance of $57 million at December 31, 2011, and $31 million at December 31, 2010, reflects management’s assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management’s assessment of the amount of deferred tax assets that are realizable.

At December 31, 2011, ACE has net operating loss carry-forwards of $172 million which, if unutilized, will expire in the years 2012-2031, and a foreign tax credit carry-forward in the amount of $42 million which, if unutilized, will expire in the years 2015-2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Balance, beginning of year	$139	$155
Additions based on tax positions related to the current year	1	1
Reductions for tax positions of prior years	(6)	(17)
Balance, end of year	$134	$139

Included in the balance at December 31, 2011 and 2010, is $1 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits at December 31, 2011, that would affect the effective tax rate, if recognized, is $133 million.

ACE recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Tax-related interest and penalties reported in the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 were $3 million, $(1) million, and $6 million, respectively. At December 31, 2011 and 2010, ACE recorded $22 million and $19 million, respectively, in liabilities for tax-related interest in our consolidated balance sheets.

In 2010, ACE reached final settlement with the IRS Appeals Division (Appeals) regarding its federal tax returns for 2002, 2003, and 2004. As a result of the settlement, the amount of unrecognized tax benefits including interest was reduced by approximately $21 million. Additionally, in June 2010, the IRS completed its field examination of ACE’s federal tax returns for 2005, 2006, and 2007 and has proposed several adjustments principally involving transfer pricing and other insurance-related matters. In July 2010, we filed a written protest with the IRS, and the case is currently being reviewed by Appeals. ACE believes that it is reasonably likely that a settlement will be reached with Appeals on these tax years during 2012. The IRS commenced its field examination of ACE’s federal tax returns for 2008 and 2009 during January 2011. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and from the closing of tax statutes of limitations. In particular, the resolution of appeals and negotiations with taxing authorities cannot be predicted with reasonable precision in advance of final resolution although favorable settlements have been reached in prior periods. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

9. Debt

Debt outstanding consisted of the following:

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Short-term debt
ACE Limited revolving credit facility	$–	$300
Reverse repurchase agreements	1,251	1,000
	$1,251	$1,300
Long-term debt
ACE INA senior notes due 2014	$500	$500
ACE INA senior notes due 2015	449	447
ACE INA senior notes due 2015	699	699
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	300
ACE INA senior notes due 2019	500	500
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	299	299
Other	13	13
	$3,360	$3,358
Trust Preferred Securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt

ACE has executed reverse repurchase agreements with certain counterparties under which ACE agreed to sell securities and repurchase them at a future date for a predetermined price. At December 31, 2011, there were $1.3 billion of reverse repurchase agreements outstanding with a weighted average interest rate of 0.32 percent.

b) ACE INA notes and debentures

In June 2004, ACE INA issued $500 million of 5.875 percent senior notes due June 2014. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In May 2008, ACE INA issued $450 million of 5.6 percent senior notes due May 2015. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In November 2010, ACE INA issued $700 million of 2.6 percent senior notes due November 2015. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In February 2007, ACE INA issued $500 million of 5.7 percent senior notes due February 2017. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In February 2008, as part of the financing of the Combined Insurance acquisition, ACE INA issued $300 million of 5.8 percent senior notes due March 2018. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In June 2009, ACE INA issued $500 million of 5.9 percent senior notes due June 2019. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.40 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In August 1999, ACE INA issued $100 million of 8.875 percent debentures due August 2029. Subject to certain exceptions, the debentures are not redeemable before maturity and do not have the benefit of any sinking fund. These unsecured debentures are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE INA’s other senior indebtedness.

In May 2006, ACE INA issued $300 million of 6.7 percent notes due May 2036. These notes are redeemable at any time at ACE INA’s option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE’s other senior obligations. They also contain customary limitation on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

c) Other long-term debt

In August 2005, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75 percent due September 2020. The proceeds from PIDA were restricted for purposes of defraying construction costs of a new office building. Principal and interest are payable on a monthly basis. The current balance outstanding is $6 million.

In addition, in 1999, ACE American assumed a CIGNA loan of $8 million borrowed from the City of Philadelphia under the Urban Development Action Grant with an imputed rate of 7.1 percent due December 2019. The current amount outstanding is $7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(ii) the sum of the present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures.

ACE Limited has guaranteed, on a subordinated basis, ACE INA’s obligations under the Subordinated Debentures, and distributions and other payments due on the Capital Securities. These guarantees, when taken together with ACE’s obligations under expense agreements entered into with ACE Capital Trust II, provide a full and unconditional guarantee of amounts due on the Capital Securities.

10. Commitments, contingencies, and guarantees

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

In relation to certain debt issuances, ACE, from time to time, has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At December 31, 2011, ACE had no in-force interest rate swaps, having exited such positions upon the repayment of related debt issuances during the fourth quarter of 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31 2011		December 31 2010
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$7	$674	$3	$729
Futures contracts on money market instruments	AP	7	10,476	3	4,297
Futures contracts on notes and bonds	AP	(4)	1,055	5	676
Options on money market instruments	AP	–	292	–	1
Convertible bonds	FM AFS	357	353	416	382
TBAs	FM AFS	60	56	101	98
		$427	$12,906	$528	$6,183
Other derivative instruments
Futures contracts on equities(1)	AP	$(16)	$1,367	$(25)	$1,069
Options on equity market indices(1)	AP	54	250	46	250
Credit default swaps	AP	3	350	4	350
Other	AP	–	6	–	17
		$41	$1,973	$25	$1,686
GLB(2)	AP/FPB	$(1,505)	$1,378	$(648)	$649

(1) Related to GMDB and GLB blocks of business.

(2) Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010
Investment and embedded derivative instruments
Foreign currency forward contracts	$6	$21
All other futures contracts and options	(98)	29
Convertible bonds	(50)	7
TBAs	(1)	1
Total investment and embedded derivative instruments	$(143)	$58
GLB and other derivative instruments
GLB(1)	$(779)	$(28)
Futures contracts on equities(2)	(12)	(140)
Options on equity market indices(2)	8	(10)
Interest rate swaps	–	(21)
Credit default swaps	(4)	1
Other	–	1
Total GLB and other derivative instruments	$(787)	$(197)
	$(930)	$(139)

(1) Excludes foreign exchange gains (losses) related to GLB.

(2) Related to GMDB and GLB blocks of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Interest rate swaps

We use interest rate swaps related to certain debt issuances for the purpose of either fixing and/or reducing borrowing costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

(iv) TBA

By acquiring a TBA, we make a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBA and issuance of the underlying security, we account for our position as a derivative in the consolidated financial statements. ACE purchases TBAs both for their total return and for the flexibility they provide related to our mortgage-backed security strategy.

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

b) Concentrations of credit risk

Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest exposures by issuer at December 31, 2011, were General Electric Company, JP Morgan Chase & Co., and Citigroup Inc. Our largest exposure by industry at December 31, 2011, was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. During the year ended December 31, 2011, approximately 12 percent of our gross premiums written were generated from or placed by Marsh, Inc. and its affiliates and 10 percent by Aon Corporation and its affiliates. Both of these entities are large, well established companies and there are no indications that either of them is financially troubled at December 31, 2011. No other broker and no one insured or reinsured accounted for more than ten percent of gross premiums written in the three years ended December 31, 2011, 2010, and 2009.

c) Other investments

At December 31, 2011, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,435 million. In connection with these investments, we have commitments that may require funding of up to $777 million over the next several years.

d) Credit facilities

We have a $500 million unsecured revolving credit facility expiring in November 2012 available for general corporate purposes and the issuance of LOCs. Outstanding LOCs issued under this facility were $55 million at December 31, 2011. This facility requires that ACE Limited and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2011.

e) Letters of credit

We have a $1 billion unsecured operational LOC facility expiring in November 2012. At December 31, 2011, $948 million of this facility was utilized. We also have a $500 million unsecured operational LOC facility expiring in September 2014. At December 31, 2011, this facility was fully utilized.

To satisfy funding requirements of ACE’s Lloyd’s Syndicate 2488 through 2012, we have a series of four bilateral uncollateralized LOC facilities totaling $400 million. LOCs issued under these facilities will expire no earlier than December 2015. At December 31, 2011, $392 million of this facility was utilized.

These facilities require that ACE Limited and/or certain of its subsidiaries continue to maintain certain covenants, including a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

f) Legal proceedings

(i) Claims and other litigation

Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures. In the opinion of management, our ultimate liability for these matters is not likely to have a material adverse effect on our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period.

(ii) Business practices litigation

ACE Limited, ACE INA Holdings Inc., and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints – one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE Limited has been dismissed.

In the commercial insurance complaint, the plaintiffs named ACE Limited, ACE INA Holdings Inc., ACE USA, Inc., ACE American Insurance Co., Illinois Union Insurance Co., and Indemnity Insurance Co. of North America. They allege that certain brokers and insurers, including certain ACE entities, conspired to increase premiums and allocate customers through the use of “B” quotes and contingent commissions. In addition, they allege that the broker defendants received additional income by improperly placing their clients’ business with insurers through related wholesale entities that acted as intermediaries between brokers and insurers. Plaintiffs also allege that broker defendants tied the purchase of primary insurance to the placement of such coverage with reinsurance carriers through the broker defendants’ reinsurance broker subsidiaries. The complaint asserts the following causes of action against the ACE defendants: Federal Racketeer Influenced and Corrupt Organizations Act (RICO), federal antitrust law, state antitrust law, aiding and abetting breach of fiduciary duty, and unjust enrichment.

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, the ACE defendants, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007, the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants renewed their motions consistent with the Third Circuit’s instructions. On June 28, 2011, the District Court administratively terminated defendants’ motions without prejudice to re-file after adjudication of issues related to a proposed class settlement involving a number of other parties and stayed the case. On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order in the coming months. The Court has not yet finally approved the proposed class settlement, and has not yet indicated when it will finally resolve all issues such that the ACE defendants may re-file their motions to dismiss.

As of February 23, 2012, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

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

• New Cingular Wireless Headquarters LLC et al. v. Marsh & McLennan Companies, Inc. et al. (Case No. 06-5120; D.N.J.), was originally filed in the Northern District of Georgia on April 4, 2006. ACE Limited, ACE American Ins. Co., ACE USA, Inc., ACE Bermuda Insurance Ltd., Illinois Union Ins. Co., Pacific Employers Ins. Co., and Lloyd’s of London Syndicate 2488 AGM, along with a number of other insurers and brokers, are named.

• Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757; D.N.J.) was filed on February 13, 2007. ACE Limited, ACE INA Holdings Inc., ACE USA, Inc., and ACE American Insurance Co., along with a number of other insurers and brokers, are named.

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

As of February 23, 2012, plaintiffs have not specified an amount of alleged damages in any of the tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before the ACE defendants could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the Multidistrict Litigation Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

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

As of February 23, 2012, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before Illinois Union could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

• State of Ohio, ex. rel. Marc E. Dann, Attorney General v. American Int’l Group, Inc. et al. (Case No. 07-633857; Court of Common Pleas in Cuyahoga County, Ohio) is an Ohio state action filed by the Ohio Attorney General on August 24, 2007. ACE INA Holdings Inc., ACE American Insurance Co., ACE Property & Casualty Insurance Co., Insurance Company of North America, and Westchester Fire Insurance Co., along with a number of other insurance companies and Marsh, are named. In December 2011 the ACE parties agreed to settle the case for $1.97 million. On December 27, 2011 the case was voluntarily dismissed with prejudice.

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

g) Lease commitments

We lease office space and equipment in the countries in which we operate under operating leases which expire at various dates through 2033. We renew and enter into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases was $114 million, $83 million, and $84 million for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the year ending December 31 (in millions of U.S. dollars)
2012	$93
2013	72
2014	60
2015	54
2016	52
Thereafter	166
Total minimum future lease commitments	$497

11. Shareholders’ equity

a) Common Shares

All Common Shares of ACE are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, we continue to use U.S. dollars as our reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, we may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of ACE’s Common Shares is below par value, we will obtain shareholder approval to decrease the par value of the Common Shares.

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Dividend distributions following ACE’s redomestication to Switzerland in July 2008 through March 2011 were paid in the form of a par value reduction (under the methods approved by our shareholders at our Annual General Meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. In light of a January 1, 2011 Swiss tax law change, shareholders at our May 2011 Annual General Meeting approved a dividend for the following year from capital contribution reserves (additional paid in capital), a subaccount of legal reserves.

In November 2011, the Board recommended that our shareholders approve a resolution to increase our quarterly dividend from $0.35 per share to $0.47 per share for the payment made on January 31, 2012 and the payment to be made by the end of April 2012. This proposed increase was approved by our shareholders at the January 9, 2012 Extraordinary General Meeting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

b) Shares issued, outstanding, authorized, and conditional

The following table presents a roll-forward of changes in Common Shares issued and outstanding:

	Years Ended December 31
	2011	2010	2009
Shares issued, beginning of year	341,094,559	337,841,616	335,413,501
Shares issued, net	–	2,268,000	2,000,000
Exercise of stock options	1,737,853	984,943	168,720
Shares issued under ESPP	–	–	259,395
Shares issued, end of year	342,832,412	341,094,559	337,841,616
Common Shares in treasury, end of year	(5,905,136)	(6,151,707)	(1,316,959)
Shares issued and outstanding, end of year	336,927,276	334,942,852	336,524,657
Common Shares issued to employee trust
Balance, beginning of year	(101,481)	(101,481)	(108,981)
Shares redeemed	92,014	–	7,500
Balance, end of year	(9,467)	(101,481)	(101,481)

Decreases in Common Shares in treasury are principally due to issuances of shares upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock.

For the years ended December 2011, and 2010, ACE repurchased 2,058,860 and 4,926,082 Common Shares in a series of open market transactions, respectively. The cost of these shares, which were placed in treasury, totaled $132 million and $303 million for the years ended December 31, 2011 and 2010, respectively. ACE repurchased these Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans.

At December 31, 2011 and 2010, 5,905,136 and 6,151,707 Common Shares, respectively, remain in treasury after net shares redeemed under employee share-based compensation plans. Common Shares held in treasury are accounted for at cost.

Common Shares issued to employee trust are issued by ACE to a rabbi trust for deferred compensation obligations as discussed in Note 11 f) below.

Authorized share capital for general purposes

The ACE Limited Board of Directors (Board) has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes ACE’s share capital from time to time through May 19, 2012, by the issuance of up to 140,000,000 fully paid up Common Shares, with a par value equal to the par value of ACE’s Common Shares as set forth in the Articles of Association at the time of any such issuance. ACE is seeking shareholder approval at its 2012 annual general meeting for a new pool of authorized share capital for general purposes to replace the existing 140,000,000 share pool when it expires.

Conditional share capital for bonds and similar debt instruments

The share capital of ACE may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares with a par value of CHF 30.27 each through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by ACE, including convertible debt instruments.

Conditional share capital for employee benefit plans

The share capital of ACE may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares with a par value of CHF 30.27 each in connection with the exercise of option rights granted to any employee of ACE, and any consultant, director, or other person providing services to ACE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

c) ACE Limited securities repurchase authorization

In August 2011, the Board authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. At December 31, 2011, $468 million in share repurchase authorization remained through December 31, 2012, pursuant to the November 2010 and August 2011 Board authorizations.

d) General restrictions

The holders of the Common Shares are entitled to receive dividends as proposed by the Board and approved by the shareholders. Holders of Common Shares are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Common Shares of ACE, only a fraction of the vote will be allowed so as not to exceed ten percent. Entry of acquirers of Common Shares as shareholders with voting rights in the share register may be refused if it would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Dividends

As discussed above, dividend distributions on Common Shares following ACE’s redomestication to Switzerland in July 2008 through March 31, 2011 were paid as a par value reduction while subsequent dividend distributions were funded from capital contribution reserves (Additional paid-in capital) and paid out of free reserves (Retained earnings) under the method approved by our shareholders at the May 2011 Annual General Meeting. Dividend distributions on Common Shares amounted to CHF 1.22 ($1.38) per Common Share (including a par value reduction of CHF 0.30 per Common Share), CHF 1.31 ($1.30) per Common Share, and CHF 1.26 ($1.19) per Common Share for the years ended December 31, 2011, 2010, and 2009, respectively. Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders’ equity. The par value per Common Share at December 31, 2011, stands at CHF 30.27.

f) Deferred compensation obligation

ACE maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by ACE to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders’ equity and accounted for at historical cost in a manner similar to Common Shares in treasury. These shares are recorded in Common Shares issued to employee trust and the obligations are recorded in Deferred compensation obligation in the consolidated balance sheets. Changes in the fair value of the shares underlying the obligations are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and the related expense or income is recorded in Administrative expenses in the consolidated statements of operations.

The rabbi trusts also hold other assets, such as fixed maturities, equity securities, and life insurance policies. The assets of the rabbi trusts are consolidated with ACE’s assets and reflected in Other investments in the consolidated balance sheets. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in Other (income) expense in the consolidated statements of operations. Except for obligations related to life insurance policies which are carried at cash surrender value, the related deferred compensation obligation is carried at fair value and included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets with changes reflected as a corresponding increase or decrease to Other (income) expense in the consolidated statements of operations.

12. Share-based compensation

ACE has share-based compensation plans which currently provide for awards of stock options, restricted stock, and restricted stock units to its employees and members of the Board.

ACE principally issues restricted stock grants and stock options on a graded vesting schedule. ACE recognizes compensation cost for restricted stock and stock option grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

multiple awards. We incorporate an estimate of future forfeitures into the determination of compensation cost for both grants of restricted stock and stock options.

During 2004, we established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP), which replaced our prior incentive plans except for outstanding awards. The 2004 LTIP will continue in effect until terminated by the Board. Under the 2004 LTIP, a total of 30,600,000 Common Shares of ACE are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 30,600,000 shares; and (ii) any shares that are represented by awards granted under the prior plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to ACE to the extent that such shares would have been added back to the reserve under the terms of the applicable prior plan. At December 31, 2011, a total of 9,411,758 shares remain available for future issuance under this plan.

Under the 2004 LTIP, 3,000,000 Common Shares are authorized to be issued under the ESPP. At December 31, 2011, a total of 189,297 Common Shares remain available for issuance under the ESPP.

ACE generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares and Common Shares in treasury.

Share-based compensation expense for stock options and shares issued under the ESPP amounted to $27 million ($15 million after tax), $28 million ($21 million after tax), and $27 million ($11 million after tax) for the years ended December 31, 2011, 2010, and 2009, respectively. For the years ended December 31, 2011, 2010, and 2009, restricted stock expense was $112 million ($73 million after tax), $111 million ($79 million after tax), and $94 million ($75 million after tax), respectively. Unrecognized compensation expense related to the unvested portion of ACE’s employee share-based awards was $120 million at December 31, 2011, and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options

ACE’s 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair value of ACE’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Included in ACE’s share-based compensation expense in the year ended December 31, 2011, is a portion of the cost related to the 2008-2011 stock option grants. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. Expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE’s initial public trading date through the most recent quarter, and (c) implied volatility derived from ACE’s publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted-average model assumptions used for grants for the years indicated:

	Years Ended December 31
	2011	2010	2009
Dividend yield	2.2%	2.5%	2.8%
Expected volatility	28.8%	30.3%	45.4%
Risk-free interest rate	2.3%	2.5%	2.2%
Forfeiture rate	6.5%	7.5%	7.5%
Expected life	5.4 years	5.4 years	5.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a roll-forward of ACE’s stock options:

	Number of Options	Weighted-Average Exercise Price
Options outstanding, December 31, 2008	9,923,563	$46.24
Granted	2,339,036	$38.60
Exercised	(537,556)	$27.71
Forfeited	(241,939)	$50.48
Options outstanding, December 31, 2009	11,483,104	$45.46
Granted	2,094,227	$50.38
Exercised	(1,328,715)	$40.11
Forfeited	(305,723)	$49.77
Options outstanding, December 31, 2010	11,942,893	$46.80
Granted	1,649,824	$62.68
Exercised	(2,741,238)	$44.45
Forfeited	(271,972)	$51.33
Options outstanding, December 31, 2011	10,579,507	$49.78
Options exercisable, December 31, 2011	7,044,330	$47.80

The weighted-average remaining contractual term was 6.1 years for the stock options outstanding and 4.7 years for the stock options exercisable at December 31, 2011. The total intrinsic value was $215 million for stock options outstanding and $157 million for stock options exercisable at December 31, 2011. The weighted-average fair value for the stock options granted for the years ended December 31, 2011, 2010, and 2009, was $14.67, $12.09, and $12.95, respectively. The total intrinsic value for stock options exercised during the years ended December 31, 2011, 2010, and 2009, was $63 million, $22 million, and $12 million, respectively.

The amount of cash received during the year ended December 31, 2011 from the exercise of stock options was $121 million.

Restricted stock and restricted stock units

ACE’s 2004 LTIP provides for grants of restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. ACE also grants restricted stock awards to non-management directors which vest at the following year’s annual general meeting. The restricted stock is granted at market close price on the date of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting. Included in our share-based compensation expense for the year ended December 31, 2011, is a portion of the cost related to the restricted stock granted in the years 2007 – 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock. Included in the roll-forward below are 32,660 and 36,248 restricted stock awards that were granted to non-management directors during 2011 and 2010, respectively:

	Number of Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2008	3,883,230	$57.01
Granted	2,603,344	$39.05
Vested and issued	(1,447,676)	$54.85
Forfeited	(165,469)	$51.45
Unvested restricted stock, December 31, 2009	4,873,429	$48.25
Granted	2,461,076	$51.09
Vested and issued	(1,771,423)	$50.79
Forfeited	(257,350)	$47.93
Unvested restricted stock, December 31, 2010	5,305,732	$48.74
Granted	1,808,745	$60.01
Vested and issued	(1,929,189)	$50.82
Forfeited	(333,798)	$47.46
Unvested restricted stock, December 31, 2011	4,851,490	$52.20

During the years ended December 31, 2011, 2010, and 2009, ACE awarded 261,214 restricted stock units, 326,091 restricted stock units, and 333,104 restricted stock units, respectively, to employees and officers of ACE and its subsidiaries each with a weighted-average grant date fair value of $62.85, $50.36, and $38.75, respectively. At December 31, 2011, the number of unvested restricted stock units was 656,837.

Prior to 2009, ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors’ termination from the Board. At December 31, 2011, the number of deferred restricted stock units was 226,503.

ESPP

The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive “Subscription Periods” at a purchase price of 85 percent of the fair value of a Common Share on the Exercise Date (“Purchase Price”). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant’s compensation or $25,000, whichever is less. The ESPP has two six-month Subscription Periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a Subscription Period are used on the “Exercise Date” to purchase full shares of Common Shares. An Exercise Date is generally the last trading day of a Subscription Period. The number of shares purchased is equal to the total amount, at the Exercise Date, that has been collected from the participants through payroll deductions for that Subscription Period, divided by the “Purchase Price”, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during 2011, employees paid $11.8 million to purchase 205,812 shares.

13. Pension plans

ACE provides pension benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by ACE. The defined contribution plans include a capital accumulation plan (401(k)) in the U.S. The defined benefit plans consist of various plans offered in certain jurisdictions outside of the U.S. and Bermuda.

Defined contribution plans (including 401(k))

Under these plans, employees’ contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

portfolios offered by a third party investment advisor. Expenses for these plans totaled $96 million, $87 million, and $84 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Defined benefit plans

We maintain non-contributory defined benefit plans that cover certain employees, principally located in Europe and Asia. We do not provide any such plans to U.S.-based employees. We account for pension benefits using the accrual method. Benefits under these plans are based on employees’ years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. We use December 31 as the measurement date for our defined benefit pension plans.

At December 31, 2011, the fair value of plan assets and the projected benefit obligation were $434 million and $508 million, respectively. The fair value of plan assets and the projected benefit obligation were $394 million and $487 million, respectively, at December 31, 2010. The accrued pension liability of $74 million at December 31, 2011, and $93 million at December 31, 2010, is included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

The defined benefit pension plan contribution for 2012 is expected to be $17 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net benefit costs over the next year is $2 million.

Benefit payments were $16 million and $15 million in 2011 and 2010, respectively. Expected future payments are as follows:

For the year ending December 31 (in millions of U.S. dollars)
2012	$22
2013	23
2014	22
2015	24
2016	25
2017-2021	131

14. Other (income) expense

The following table presents the components of Other (income) expense as reflected in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Losses from separate account assets	$36	$–	$–
Equity in net (income) loss of partially-owned entities	(40)	(81)	39
Federal excise and capital taxes	20	19	16
Amortization of intangible assets	29	9	11
Noncontrolling interest expense	2	14	3
Other(1)	26	23	16
Other (income) expense	$73	$(16)	$85

(1) Included in Other are acquisition-related costs of $5 million and $14 million in 2011 and 2010, respectively. Acquisition-related costs were immaterial in 2009.

Other (income) expense includes losses from separate account assets that do not qualify for separate account reporting under GAAP (failed separate accounts). The offsetting movement in the separate account liabilities is included in Policy benefits. Refer to Note 1 i) for additional information. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense in the consolidated statements of operations. As these are considered capital transactions, they are excluded from underwriting results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

15. Segment information

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

The Insurance – North American segment comprises the operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Bermuda, ACE Commercial Risk Services, ACE Private Risk Services, ACE Westchester, ACE Agriculture, and various run-off operations. ACE USA is the North American retail operating division which provides a broad array of P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Bermuda provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies, covering exposures that are generally low in frequency and high in severity. ACE Commercial Risk Services addresses the insurance needs of small to mid-sized businesses in North America by delivering an array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Private Risk Services provides personal lines coverages for high net worth individuals and families in North America. ACE Westchester specializes in the North American wholesale distribution of excess and surplus P&C, environmental, professional and inland marine products. ACE Agriculture provides comprehensive Multi-Peril Crop Insurance and crop/hail insurance protection to customers throughout the U.S. and Canada through Rain and Hail and Agribusiness insurance through Penn Millers Insurance Company. The run-off operations include Brandywine, Commercial Insurance Services, residual market workers’ compensation business, pools and syndicates not attributable to a single business group, and other exited lines of business. Run-off operations do not actively sell insurance products, but are responsible for the management of existing policies and settlement of related claims.

The Insurance – Overseas General segment comprises ACE International, our global retail insurance operations, the wholesale insurance business of ACE Global Markets, and the international A&H and life business of Combined Insurance. ACE International is our retail business serving territories outside the U.S., Bermuda, and Canada, and maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International has four regions of operations: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including P&C, professional lines (D&O and E&O), marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H (principally accident and supplemental health). ACE Global Markets, our London-based excess and surplus lines business, includes Lloyd’s Syndicate 2488, offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Lloyd’s Syndicate 2488. ACE provides funds at Lloyd’s to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. ACE Global Markets utilizes Syndicate 2488 to underwrite P&C business on a global basis through Lloyd’s worldwide licenses. ACE Global Markets utilizes AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. The reinsurance operation of ACE Global Markets is included in the Global Reinsurance segment. Combined Insurance distributes a wide range of supplemental accident and health products.

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

The Life segment includes ACE’s international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life provides a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, universal life and unit linked contracts through multiple distribution channels primarily in emerging markets, including Egypt, Indonesia, Taiwan, Thailand, Vietnam, the United Arab Emirates, throughout Latin America, selectively in Europe, as well as China through a partially-owned insurance company. ACE Life also includes the newly acquired business of New York Life’s Korea operations and Hong Kong operations which expands our presence in the North Asia market and complements our life insurance business established in that region. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re’s core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

and also on more traditional mortality reinsurance protection. ACE Life Re’s U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace. Combined Insurance distributes specialty individual accident and supplemental health and life insurance products targeted to middle income consumers in the U.S. and Canada.

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and gains (losses) from separate account assets that do not qualify for separate account reporting as components of underwriting income. For the year ended December 31, 2011, Life underwriting income of $424 million includes net investment income of $224 million and Losses from separate account assets of $36 million.

The following tables present the operations by segment:

Statement of Operations by Segment

For the year ended December 31, 2011 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$6,851	$5,756	$979	$1,786	$–	$15,372
Net premiums earned	6,911	5,737	1,003	1,736	–	15,387
Losses and loss expenses	5,276	3,073	621	549	1	9,520
Policy benefits	–	–	–	401	–	401
Policy acquisition costs	613	1,393	185	255	1	2,447
Administrative expenses	592	945	52	295	168	2,052
Underwriting income (loss)	430	326	145	236	(170)	967
Net investment income	1,170	548	287	224	13	2,242
Net realized gains (losses) including OTTI	34	33	(50)	(806)	(6)	(795)
Interest expense	15	5	2	11	217	250
Other (income) expense:
Losses from separate account assets	–	–	–	36	–	36
Other	5	–	(1)	18	15	37
Income tax expense (benefit)	394	169	30	50	(137)	506
Net income (loss)	$1,220	$733	$351	$(461)	$(258)	$1,585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Statement of Operations by Segment

For the year ended December 31, 2010 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,797	$5,280	$1,075	$1,556	$–	$13,708
Net premiums earned	5,651	5,240	1,071	1,542	–	13,504
Losses and loss expenses	3,918	2,647	518	496	–	7,579
Policy benefits	–	4	–	353	–	357
Policy acquisition costs	625	1,251	204	257	–	2,337
Administrative expenses	561	840	55	228	174	1,858
Underwriting income (loss)	547	498	294	208	(174)	1,373
Net investment income	1,138	475	288	172	(3)	2,070
Net realized gains (losses) including OTTI	417	123	93	(192)	(9)	432
Interest expense	9	1	–	3	211	224
Other (income) expense	(22)	(13)	(23)	20	22	(16)
Income tax expense (benefit)	436	173	42	62	(154)	559
Net income (loss)	$1,679	$935	$656	$103	$(265)	$3,108

Statement of Operations by Segment

For the year ended December 31, 2009 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,641	$5,145	$1,038	$1,475	$–	$13,299
Net premiums earned	5,684	5,147	979	1,430	–	13,240
Losses and loss expenses	4,013	2,597	330	482	–	7,422
Policy benefits	–	4	–	321	–	325
Policy acquisition costs	517	1,202	195	216	–	2,130
Administrative expenses	572	783	55	243	158	1,811
Underwriting income (loss)	582	561	399	168	(158)	1,552
Net investment income	1,094	479	278	176	4	2,031
Net realized gains (losses) including OTTI	10	(20)	(17)	(15)	(154)	(196)
Interest expense	1	–	–	–	224	225
Other (income) expense	36	20	2	2	25	85
Income tax expense (benefit)	384	186	46	48	(136)	528
Net income (loss)	$1,265	$814	$612	$279	$(421)	$2,549

Underwriting assets are reviewed in total by management for purpose of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents the net premiums earned for each segment by product:

For the year ended December 31, 2011 (in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
Insurance – North American	$3,174	$3,380	$357	$6,911
Insurance – Overseas General	2,080	1,415	2,242	5,737
Global Reinsurance	458	545	–	1,003
Life	–	–	1,736	1,736
	$5,712	$5,340	$4,335	$15,387

For the year ended December 31, 2010
Insurance – North American	$1,578	$3,777	$296	$5,651
Insurance – Overseas General	1,800	1,424	2,016	5,240
Global Reinsurance	520	551	–	1,071
Life	–	–	1,542	1,542
	$3,898	$5,752	$3,854	$13,504

For the year ended December 31, 2009
Insurance – North American	$1,690	$3,734	$260	$5,684
Insurance – Overseas General	1,787	1,420	1,940	5,147
Global Reinsurance	546	433	–	979
Life	–	–	1,430	1,430
	$4,023	$5,587	$3,630	$13,240

The following table presents ACE’s net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

Year ended	North America	Europe	Asia Pacific/Far East	Latin America
2011	61%	18%	14%	7%
2010	61%	20%	13%	6%
2009	63%	20%	12%	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

16. Earnings per share

As discussed in Note 1, the following table presents the computation of basic and diluted earnings per share:

	Years Ended December 31
(in millions of U.S. dollars, except share and per share data)	2011	2010	2009
Numerator:
Net Income	$1,585	$3,108	$2,549
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	338,159,409	339,685,143	336,725,625
Denominator for diluted earnings per share:
Share-based compensation plans	2,620,815	1,561,244	813,669
Adjusted weighted-average shares outstanding and assumed conversions	340,780,224	341,246,387	337,539,294
Basic earnings per share	$4.68	$9.15	$7.57
Diluted earnings per share	$4.65	$9.11	$7.55

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years. For the years ended December 31, 2011, 2010, and 2009, the potential anti-dilutive share conversions were 111,326 shares, 256,868 shares, and 1,230,881 shares, respectively.

17. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally ACE management. ACE maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda, the balance of which was $29 million and $30 million, at December 31, 2011 and 2010, respectively. The receivable is included in Other assets in the consolidated balance sheets. The borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, we report the demand note at the lower of its principal value or the fair value of assets held by the borrower to repay the loan, including the real estate properties.

18. Statutory financial information

ACE’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

There are no statutory restrictions on the payment of dividends from retained earnings by any of the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries.

Our U.S. subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators.

Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. The statutory capital and surplus of the U.S. subsidiaries met regulatory requirements for 2011, 2010, and 2009. The amount of dividends available to be paid in 2012, without prior approval from the state insurance departments, totals $653 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

The following table presents the combined statutory capital and surplus and statutory net income (loss) of the Bermuda, U.S., and Swiss subsidiaries at and for the years ended December 31, 2011, 2010, and 2009:

	Bermuda Subsidiaries
(in millions of U.S. dollars)	2011	2010	2009
Statutory capital and surplus	$11,786	$11,484	$9,164
Statutory net income	$713	$2,175	$2,369

	U.S. Subsidiaries
	2011	2010	2009
Statutory capital and surplus	$5,851	$6,279	$5,885
Statutory net income	$693	$1,025	$904

	Swiss Subsidiaries
	2011	2010	2009
Statutory capital and surplus	$578	$518	$468
Statutory net income (loss)	$20	$35	$(12)

As permitted by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $192 million, $206 million, and $215 million at December 31, 2011, 2010, and 2009, respectively.

Our international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements.

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2011 and December 31, 2010, and for the years ended December 31, 2011, 2010, and 2009 for ACE Limited (the Parent Guarantor) and ACE INA Holdings, Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2011

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$33	$28,848	$26,795	$–	$55,676
Cash	106	382	126	–	614
Insurance and reinsurance balances receivable	–	3,944	443	–	4,387
Reinsurance recoverable on losses and loss expenses	–	17,146	(4,757)	–	12,389
Reinsurance recoverable on policy benefits	–	941	(692)	–	249
Value of business acquired	–	648	–	–	648
Goodwill and other intangible assets	–	4,280	551	–	4,831
Investments in subsidiaries	24,055	–	–	(24,055)	–
Due from subsidiaries and affiliates, net	498	–	–	(498)	–
Other assets	8	7,181	1,522	–	8,711
Total assets	$24,700	$63,370	$23,988	$(24,553)	$87,505
Liabilities
Unpaid losses and loss expenses	$–	$30,837	$6,640	$–	$37,477
Unearned premiums	–	5,416	918	–	6,334
Future policy benefits	–	3,673	601	–	4,274
Due to subsidiaries and affiliates, net	–	316	182	(498)	–
Short-term debt	–	850	401	–	1,251
Long-term debt	–	3,360	–	–	3,360
Trust preferred securities	–	309	–	–	309
Other liabilities	184	7,769	2,031	–	9,984
Total liabilities	184	52,530	10,773	(498)	62,989
Total shareholders’ equity	24,516	10,840	13,215	(24,055)	24,516
Total liabilities and shareholders’ equity	$24,700	$63,370	$23,988	$(24,553)	$87,505

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2010

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$47	$26,718	$24,642	$–	$51,407
Cash(3)	308	573	(109)	–	772
Insurance and reinsurance balances receivable	–	3,710	523	–	4,233
Reinsurance recoverable on losses and loss expenses	–	16,877	(4,006)	–	12,871
Reinsurance recoverable on policy benefits	–	959	(678)	–	281
Value of business acquired	–	634	–	–	634
Goodwill and other intangible assets	–	4,113	551	–	4,664
Investments in subsidiaries	22,529	–	–	(22,529)	–
Due from subsidiaries and affiliates, net	564	–	–	(564)	–
Other assets	14	7,045	1,434	–	8,493
Total assets	$23,462	$60,629	$22,357	$(23,093)	$83,355
Liabilities
Unpaid losses and loss expenses	$–	$30,430	$6,961	$–	$37,391
Unearned premiums	–	5,379	951	–	6,330
Future policy benefits	–	2,495	611	–	3,106
Due to subsidiaries and affiliates, net	–	555	9	(564)	–
Short-term debt	300	1,000	–	–	1,300
Long-term debt	–	3,358	–	–	3,358
Trust preferred securities	–	309	–	–	309
Other liabilities	188	7,394	1,005	–	8,587
Total liabilities	488	50,920	9,537	(564)	60,381
Total shareholders’ equity	22,974	9,709	12,820	(22,529)	22,974
Total liabilities and shareholders’ equity	$23,462	$60,629	$22,357	$(23,093)	$83,355

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

(3) ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. At December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive. Refer to Note 1 f) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$9,081	$6,291	$–	$15,372
Net premiums earned	–	9,082	6,305	–	15,387
Net investment income	2	1,096	1,144	–	2,242
Equity in earnings of subsidiaries	1,504	–	–	(1,504)	–
Net realized gains (losses) including OTTI	(4)	62	(853)	–	(795)
Losses and loss expenses	–	5,889	3,631	–	9,520
Policy benefits	–	192	209	–	401
Policy acquisition costs and administrative expenses	69	2,520	1,910	–	4,499
Interest (income) expense	(37)	267	20	–	250
Other (income) expense	(125)	135	63	–	73
Income tax expense	10	422	74	–	506
Net income	$1,585	$815	$689	$(1,504)	$1,585

Condensed Consolidating Statement of Operations

For the year ended December 31, 2010 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$8,195	$5,513	$–	$13,708
Net premiums earned	–	7,940	5,564	–	13,504
Net investment income	1	1,011	1,058	–	2,070
Equity in earnings of subsidiaries	3,066	–	–	(3,066)	–
Net realized gains (losses) including OTTI	(42)	303	171	–	432
Losses and loss expenses	–	4,910	2,669	–	7,579
Policy benefits	–	148	209	–	357
Policy acquisition costs and administrative expenses	70	2,372	1,753	–	4,195
Interest (income) expense	(37)	251	10	–	224
Other (income) expense	(123)	95	12	–	(16)
Income tax expense	7	447	105	–	559
Net income	$3,108	$1,031	$2,035	$(3,066)	$3,108

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Operations

For the year ended December 31, 2009 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$–	$7,407	$5,892	$–	$13,299
Net premiums earned	–	7,411	5,829	–	13,240
Net investment income	1	1,003	1,027	–	2,031
Equity in earnings of subsidiaries	2,636	–	–	(2,636)	–
Net realized gains (losses) including OTTI	(75)	75	(196)	–	(196)
Losses and loss expenses	–	4,620	2,802	–	7,422
Policy benefits	–	84	241	–	325
Policy acquisition costs and administrative expenses	54	2,180	1,707	–	3,941
Interest (income) expense	(43)	261	7	–	225
Other (income) expense	7	44	34	–	85
Income tax expense (benefit)	(5)	395	138	–	528
Net income	$2,549	$905	$1,731	$(2,636)	$2,549

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2011 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$762	$1,053	$2,395	$(740)	$3,470
Cash flows from investing activities
Purchases of fixed maturities available for sale	–	(12,203)	(12,375)	–	(24,578)
Purchases of fixed maturities held to maturity	–	(338)	(2)	–	(340)
Purchases of equity securities	–	(157)	(152)	–	(309)
Sales of fixed maturities available for sale	9	9,718	8,244	–	17,971
Sales of equity securities	–	354	22	–	376
Maturities and redemptions of fixed maturities available for sale	–	1,784	1,936	–	3,720
Maturities and redemptions of fixed maturities held to maturity	–	933	346	–	1,279
Net derivative instruments settlements	(3)	(24)	(40)	–	(67)
Capital contribution to subsidiaries	(385)	–	–	385	–
Advances (to) from affiliates	41	–	–	(41)	–
Acquisition of subsidiaries (net of cash acquired of $91)	–	(569)	(37)	–	(606)
Other	–	(420)	(62)	–	(482)
Net cash flows used for investing activities	(338)	(922)	(2,120)	344	(3,036)
Cash flows from financing activities
Dividends paid on Common Shares	(459)	–	–	–	(459)
Common Shares repurchased	–	–	(195)	–	(195)
Net proceeds from issuance (repayment) of short-term debt	(300)	(150)	400	–	(50)
Proceeds from share-based compensation plans	133	–	–	–	133
Advances (to) from affiliates	–	(149)	108	41	–
Dividends to parent company	–	–	(740)	740	–
Capital contribution from parent	–	–	385	(385)	–
Tax benefit on share-based compensation expense	–	3	3	–	6
Net cash flows used for financing activities	(626)	(296)	(39)	396	(565)
Effect of foreign currency rate changes on cash and cash equivalents	–	(26)	(1)	–	(27)
Net increase (decrease) in cash	(202)	(191)	235	–	(158)
Cash – beginning of period(3)	308	573	(109)	–	772
Cash – end of period	$106	$382	$126	$–	$614

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

(3) ACE maintains two notional multi-currency cash pools with a third-party bank. At December 31, 2010, the cash balance of one or more entities was negative; however, the overall notional multi-currency cash pool balances were positive. Refer to Note 1 f) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2010 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$(176)	$1,798	$2,124	$(200)	$3,546
Cash flows from investing activities
Purchases of fixed maturities available for sale	(1)	(13,785)	(17,470)	–	(31,256)
Purchases of fixed maturities held to maturity	–	(615)	(1)	–	(616)
Purchases of equity securities	–	(107)	(687)	–	(794)
Sales of fixed maturities available for sale	–	10,225	14,054	–	24,279
Sales of equity securities	–	17	757	–	774
Maturities and redemptions of fixed maturities available for sale	–	1,845	1,815	–	3,660
Maturities and redemptions of fixed maturities held to maturity	–	1,142	211	–	1,353
Net derivative instruments settlements	(3)	(10)	(96)	–	(109)
Capital contribution to subsidiaries	(290)	–	–	290	–
Advances (to) from affiliates	851	–	–	(851)	–
Acquisition of subsidiaries (net of cash acquired of $80)	–	(1,139)	–	–	(1,139)
Other	–	(253)	(80)	–	(333)
Net cash flows from (used for) investing activities	557	(2,680)	(1,497)	(561)	(4,181)
Cash flows from financing activities
Dividends paid on Common Shares	(435)	–	–	–	(435)
Common shares repurchased	–	–	(235)	–	(235)
Proceeds from share-based compensation plans	63	–	–	–	63
Net proceeds from issuance of short-term debt	300	841	–	–	1,141
Net proceeds from issuance of long-term debt	–	199	–	–	199
Advances (to) from affiliates	–	3	(854)	851	–
Dividends to parent company	–	–	(200)	200	–
Capital contribution from parent	–	–	290	(290)	–
Tax expense on share-based compensation expense	–	–	(1)	–	(1)
Net cash flows from (used for) financing activities	(72)	1,043	(1,000)	761	732
Effect of foreign currency rate changes on cash and cash equivalents	–	12	(6)	–	6
Net increase (decrease) in cash	309	173	(379)	–	103
Cash – beginning of period(3)	(1)	400	270	–	669
Cash – end of period(3)	$308	$573	$(109)	$–	$772

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

(3) ACE maintains two notional multi-currency cash pools with a third-party bank. At December 31, 2010 and 2009, the cash balance of one or more entities was negative; however, the overall notional multi-currency cash pool balances were positive. Refer to Note 1 f) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2009 (in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings, Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$594	$1,888	$1,203	$(350)	$3,335
Cash flows from investing activities
Purchases of fixed maturities available for sale	–	(16,877)	(20,383)	–	(37,260)
Purchases of fixed maturities held to maturity	–	(457)	(15)	–	(472)
Purchases of equity securities	–	(186)	(168)	–	(354)
Sales of fixed maturities available for sale	88	12,650	16,916	–	29,654
Sales of fixed maturities held to maturity	–	10	1	–	11
Sales of equity securities	–	544	728	–	1,272
Maturities and redemptions of fixed maturities available for sale	–	1,792	1,612	–	3,404
Maturities and redemptions of fixed maturities held to maturity	–	410	104	–	514
Net derivative instruments settlements	–	(6)	(86)	–	(92)
Capital contribution to subsidiaries	(90)	–	–	90	–
Advances (to) from affiliates	(174)	–	–	174	–
Other	(4)	(14)	117	–	99
Net cash flows used for investing activities	(180)	(2,134)	(1,174)	264	(3,224)
Cash flows from financing activities
Dividends paid on Common Shares	(388)	–	–	–	(388)
Net repayment of short-term debt	–	(466)	–	–	(466)
Net proceeds from issuance of long-term debt	–	500	–	–	500
Proceeds from share-based compensation plans	25	–	–	–	25
Advances from (to) affiliates	–	156	18	(174)	–
Dividends to parent company	–	–	(350)	350	–
Capital contribution from parent	–	–	90	(90)	–
Tax benefit on share-based compensation expense	–	6	2	–	8
Net cash flows from (used for) financing activities	(363)	196	(240)	86	(321)
Effect of foreign currency rate changes on cash and cash equivalents	–	8	4	–	12
Net increase (decrease) in cash	51	(42)	(207)	–	(198)
Cash – beginning of year(3)	(52)	442	477	–	867
Cash – end of year(3)	$(1)	$400	$270	$–	$669

(1) Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2) Includes ACE Limited parent company eliminations.

(3) ACE maintains two notional multi-currency cash pools with a third-party bank. At December 31, 2009, and 2008, the cash balance of one or more entities was negative; however, the overall notional multi-currency cash pool balances were positive. Refer to Note 1 f) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ACE Limited and Subsidiaries

20. Condensed unaudited quarterly financial data

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31 2011	June 30 2011	September 30 2011	December 31 2011
Net premiums earned	$3,309	$3,757	$4,490	$3,831
Net investment income	544	569	564	565
Net realized gains (losses) including OTTI	(45)	(73)	(760)	83
Total revenues	$3,808	$4,253	$4,294	$4,479
Losses and loss expenses	$2,263	$2,226	$2,745	$2,286
Policy benefits	$91	$108	$83	$119
Net income (loss)	$259	$607	$(31)	$750
Basic earnings per share	$0.77	$1.79	$(0.09)	$2.22
Diluted earnings per share	$0.76	$1.77	$(0.09)	$2.20

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31 2010	June 30 2010	September 30 2010	December 31 2010
Net premiums earned	$3,277	$3,233	$3,422	$3,572
Net investment income	504	518	516	532
Net realized gains (losses) including OTTI	168	9	(50)	305
Total revenues	$3,949	$3,760	$3,888	$4,409
Losses and loss expenses	$1,921	$1,800	$1,887	$1,971
Policy benefits	$87	$87	$93	$90
Net income	$755	$677	$675	$1,001
Basic earnings per share	$2.23	$1.99	$1.98	$2.94
Diluted earnings per share	$2.22	$1.98	$1.97	$2.92

SCHEDULE I

ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$2,774	$2,960	$2,960
Foreign	12,025	12,401	12,401
Corporate securities	14,055	14,693	14,693
Mortgage-backed securities	9,979	10,201	10,201
States, municipalities, and political subdivisions	1,617	1,712	1,712
Total fixed maturities available for sale	40,450	41,967	41,967
Fixed maturities held to maturity
U.S. Treasury and agency	1,078	1,126	1,078
Foreign	935	930	935
Corporate securities	2,338	2,337	2,338
Mortgage-backed securities	2,949	3,036	2,949
States, municipalities, and political subdivisions	1,147	1,176	1,147
Total fixed maturities held to maturity	8,447	8,605	8,447
Equity securities
Industrial, miscellaneous, and all other	671	647	647
Short-term investments	2,301	2,301	2,301
Other investments	2,112	2,314	2,314
	4,413	4,615	4,615
Total investments – other than investments in related parties	$53,981	$55,834	$55,676

SCHEDULE II

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

(in millions of U.S. dollars)	December 31 2011	December 31 2010
Assets
Investments in subsidiaries and affiliates on equity basis	$24,055	$22,529
Short-term investments	1	10
Other investments, at cost	32	37
Total investments	24,088	22,576
Cash	106	308
Due from subsidiaries and affiliates, net	498	564
Other assets	8	14
Total assets	$24,700	$23,462
Liabilities
Accounts payable, accrued expenses, and other liabilities	$65	$76
Dividends payable	119	112
Short-term debt	–	300
Total liabilities	184	488
Shareholders’ equity
Common Shares	10,095	10,161
Common Shares in treasury	(327)	(330)
Additional paid-in capital	5,326	5,623
Retained earnings	7,511	5,926
Deferred compensation obligation	–	2
Accumulated other comprehensive income	1,911	1,594
Common Shares issued to employee trust	–	(2)
Total shareholders’ equity	24,516	22,974
Total liabilities and shareholders’ equity	$24,700	$23,462

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Revenues
Investment income, including intercompany interest income	$39	$38	$44
Equity in net income of subsidiaries and affiliates	1,504	3,066	2,636
Net realized gains (losses)	(4)	(42)	(75)
	1,539	3,062	2,605
Expenses
Administrative and other (income) expense	(56)	(53)	61
Income tax expense (benefit)	10	7	(5)
	(46)	(46)	56
Net income	$1,585	$3,108	$2,549

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)

ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2011	2010	2009
Net cash flows from operating activities	$762	$(176)	$594
Cash flows from investing activities
Purchases of fixed maturities available for sale	–	(1)	–
Sales of fixed maturities available for sale	9	–	88
Net derivative instruments settlements	(3)	(3)	–
Capital contribution to subsidiaries	(385)	(290)	(90)
Advances (to) from affiliates	41	851	(174)
Other	–	–	(4)
Net cash flows from (used for) investing activities	(338)	557	(180)
Cash flows from financing activities
Dividends paid on Common Shares	(459)	(435)	(388)
Net proceeds from issuance (repayment) of short-term debt	(300)	300	–
Proceeds from share-based compensation plans	133	63	25
Net cash flows used for financing activities	(626)	(72)	(363)
Net increase (decrease) in cash	(202)	309	51
Cash – beginning of year	308	(1)	(52)
Cash – end of year	$106	$308	$(1)

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV

ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2011, 2010, and 2009 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2011	$17,534	$5,496	$3,349	$15,387	22%
2010	$15,780	$5,792	$3,516	$13,504	26%
2009	$15,415	$5,943	$3,768	$13,240	28%

SCHEDULE VI

ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2011, 2010, and 2009 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2011	$1,668	$25,875	$6,334	$14,645	$2,108	$10,076	$(556)	$2,347	$8,866	$14,582
2010	$1,581	$25,242	$6,330	$12,981	$1,996	$8,082	$(503)	$2,252	$7,413	$13,166
2009	$1,396	$25,038	$6,067	$12,713	$1,940	$7,998	$(576)	$2,076	$6,948	$12,735