Form 10-Q
period 2012-03-31
ACE Ltd
filed 2012-05-02
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 30.27 par value) outstanding as of April 18, 2012 was 338,691,622.

ACE LIMITED

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31 2012	December 31 2011
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $41,661 and $40,450) (includes hybrid financial instruments of $400 and $357)	$43,468	$41,967
Fixed maturities held to maturity, at amortized cost (fair value – $8,348 and $8,605)	8,117	8,447
Equity securities, at fair value (cost – $662 and $671)	679	647
Short-term investments, at fair value and amortized cost	2,099	2,301
Other investments (cost – $2,221 and $2,112)	2,429	2,314

Total investments	56,792	55,676
Cash	715	614
Securities lending collateral	2,204	1,375
Accrued investment income	561	547
Insurance and reinsurance balances receivable	4,487	4,387
Reinsurance recoverable on losses and loss expenses	12,057	12,389
Reinsurance recoverable on policy benefits	243	249
Deferred policy acquisition costs	1,649	1,548
Value of business acquired	669	676
Goodwill and other intangible assets	4,860	4,799
Prepaid reinsurance premiums	1,643	1,541
Deferred tax assets	568	673
Investments in partially-owned insurance companies (cost – $339 and $345)	346	352
Other assets	2,955	2,495

Total assets	$89,749	$87,321

Liabilities
Unpaid losses and loss expenses	$37,247	$37,477
Unearned premiums	6,664	6,334
Future policy benefits	4,358	4,274
Insurance and reinsurance balances payable	3,454	3,542
Deposit liabilities	690	663
Securities lending payable	2,211	1,385
Payable for securities purchased	569	287
Accounts payable, accrued expenses, and other liabilities	3,724	3,948
Income taxes payable	201	159
Short-term debt	1,531	1,251
Long-term debt	3,360	3,360
Trust preferred securities	309	309

Total liabilities	64,318	62,989

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 30.27 par value; 342,832,412 shares issued; 338,653,382 and 336,927,276 shares outstanding)	10,095	10,095
Common Shares in treasury (4,179,030 and 5,905,136 shares)	(227)	(327)
Additional paid-in capital	5,054	5,326
Retained earnings	8,300	7,327
Accumulated other comprehensive income (AOCI)	2,209	1,911

Total shareholders’ equity	25,431	24,332

Total liabilities and shareholders’ equity	$89,749	$87,321

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$3,572	$3,446
Change in unearned premiums	(191)	(137)

Net premiums earned	3,381	3,309
Net investment income	544	544
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(10)	(5)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	1

Net OTTI losses recognized in income	(10)	(4)
Net realized gains (losses) excluding OTTI losses	270	(41)

Total net realized gains (losses)	260	(45)

Total revenues	4,185	3,808

Expenses
Losses and loss expenses	1,804	2,263
Policy benefits	147	91
Policy acquisition costs	582	559
Administrative expenses	510	499
Interest expense	62	63
Other (income) expense	(3)	(13)

Total expenses	3,102	3,462

Income before income tax	1,083	346
Income tax expense	110	96

Net income	$973	$250

Other comprehensive income
Unrealized appreciation	$325	$66
Reclassification adjustment for net realized gains included in net income	(33)	(56)

	292	10
Change in:
Cumulative translation adjustment	88	232
Pension liability	(2)	(6)

Other comprehensive income, before income tax	378	236
Income tax expense related to OCI items	(80)	(48)

Other comprehensive income	298	188

Comprehensive income	$1,271	$438

Earnings per share
Basic earnings per share	$2.87	$0.74

Diluted earnings per share	$2.84	$0.73

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,095	$10,161
Exercise of stock options	—	27
Dividends declared on Common Shares-par value reduction	—	(113)

Balance – end of period	10,095	10,075

Common Shares in treasury
Balance – beginning of period	(327)	(330)
Common Shares repurchased	(7)	—
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	107	79

Balance – end of period	(227)	(251)

Additional paid-in capital
Balance – beginning of period	5,326	5,623
Net shares redeemed under employee share-based compensation plans	(95)	(83)
Exercise of stock options	(10)	11
Share-based compensation expense and other	33	34
Funding of dividends declared to Retained earnings	(200)	—

Balance – end of period	5,054	5,585

Retained earnings
Balance – beginning of period, as reported	7,327	5,926
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	(139)

Balance – beginning of period, as adjusted	7,327	5,787
Net income	973	250
Funding of dividends declared from Additional paid-in capital	200	—
Dividends declared on Common Shares	(200)	—

Balance – end of period	8,300	6,037

Deferred compensation obligation
Balance – beginning and end of period	$—	$2

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	$1,715	$1,399
Change in period, net of income tax (expense) benefit of $(49) and $14	243	24

Balance – end of period	1,958	1,423

Cumulative translation adjustment
Balance – beginning of period	258	262
Change in period, net of income tax expense of $(32) and $(64)	56	168

Balance – end of period	314	430

Pension liability adjustment
Balance – beginning of period	(62)	(67)
Change in period, net of income tax benefit of $1 and $2	(1)	(4)

Balance – end of period	(63)	(71)

Accumulated other comprehensive income	2,209	1,782

Common Shares issued to employee trust
Balance – beginning and end of period	—	(2)

Total shareholders’ equity	$25,431	$23,228

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$973	$250
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(260)	45
Amortization of premiums/discounts on fixed maturities	45	29
Deferred income taxes	(1)	18
Unpaid losses and loss expenses	(492)	1,016
Unearned premiums	265	125
Future policy benefits	27	(45)
Insurance and reinsurance balances payable	(126)	(47)
Accounts payable, accrued expenses, and other liabilities	(65)	(77)
Income taxes payable	41	32
Insurance and reinsurance balances receivable	(58)	230
Reinsurance recoverable on losses and loss expenses	422	(717)
Reinsurance recoverable on policy benefits	11	32
Deferred policy acquisition costs	(72)	(55)
Prepaid reinsurance premiums	(83)	7
Other	(55)	160

Net cash flows from operating activities	572	1,003

Cash flows from investing activities
Purchases of fixed maturities available for sale	(5,429)	(6,890)
Purchases of to be announced mortgage-backed securities	(54)	(343)
Purchases of fixed maturities held to maturity	(32)	(177)
Purchases of equity securities	(19)	(143)
Sales of fixed maturities available for sale	3,736	5,070
Sales of to be announced mortgage-backed securities	59	358
Sales of equity securities	26	317
Maturities and redemptions of fixed maturities available for sale	1,076	941
Maturities and redemptions of fixed maturities held to maturity	345	396
Net derivative instruments settlements	(195)	(85)
Acquisition of subsidiaries (net of cash acquired of $39 in 2011)	(25)	(45)
Other	(103)	(30)

Net cash flows used for investing activities	(615)	(631)

Cash flows from financing activities
Dividends paid on Common Shares	(159)	(112)
Common Shares repurchased	(11)	(68)
Proceeds from issuance of short-term debt	681	1,400
Repayment of short-term debt	(400)	(1,300)
Proceeds from share-based compensation plans	28	43

Net cash flows from (used for) financing activities	139	(37)

Effect of foreign currency rate changes on cash and cash equivalents	5	8

Net increase in cash	101	343
Cash – beginning of period	614	772

Cash – end of period	$715	$1,115

Supplemental cash flow information
Taxes paid	$72	$46
Interest paid	$37	$31

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of significant accounting policies

a) Basis of presentation

ACE Limited is a holding company incorporated in Zurich, Switzerland. ACE Limited, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 9 for additional information.

The interim unaudited consolidated financial statements, which include the accounts of ACE and its subsidiaries (collectively, ACE, we, us, or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated.

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2011 Form 10-K.

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Previously reported amounts contained in these consolidated financial statements have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.

b) Deferred policy acquisition costs and value of business acquired (VOBA)

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. A VOBA intangible asset is established upon the acquisition of blocks of long duration contracts and represents the present value of estimated net cash flows for the contracts in force at the time of the acquisition. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized. Policy acquisition costs on property and casualty (P&C) contracts are generally amortized ratably over the period in which premiums are earned. Policy acquisition costs on long duration contracts are amortized over the estimated life of the contracts, generally in proportion to premium revenue recognized. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

Advertising costs are expensed as incurred except for direct-response campaigns that meet the criteria of the new guidance, principally related to accident and health (A&H) business produced by the Insurance – Overseas General segment, which are deferred and recognized as a component of policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten year period.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

c) Accounting guidance adopted

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs were modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. We adopted this guidance retrospectively effective January 1, 2012 and reduced Retained earnings as of January 1, 2011 by $139 million which represents the cumulative effect of adjustment resulting from adoption of new accounting guidance. We adjusted prior period amounts contained in these consolidated financial statements to reflect the effect of adjustment from adoption of new accounting guidance including reducing Deferred policy acquisition costs and Retained earnings by $213 million and $181 million, respectively, as of December 31, 2011. The reduction to Deferred policy acquisition costs is primarily due to lower deferrals associated with unsuccessful efforts. We also reduced Net income by $10 million for the three months ended March 31, 2011.

Fair value measurements

In May 2011, the FASB issued new guidance on fair value measurements to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. The guidance is not necessarily intended to result in a significant change in the application of the current requirements. Instead, it is intended to clarify the intended application of existing fair value measurement requirements. It also changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. We adopted this guidance prospectively effective January 1, 2012. The application of this guidance resulted in additional fair value measurements disclosures only and did not impact our financial condition or results of operations.

2. Acquisitions

Prior year acquisitions

ACE acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $450 million in cash. These acquired businesses, now operating under our Life segment, expand our presence in the North Asia market and complement our life insurance business established in that region. In 2012, we finalized purchase price allocations resulting in $91 million of goodwill, none of which is expected to be deductible for income tax purposes, and $163 million of intangible assets. The most significant intangible asset is VOBA.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

3. Investments

a) Fixed maturities

The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

	March 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,012	$139	$(10)	$3,141	$—
Foreign	12,417	507	(38)	12,886	(2)
Corporate securities	14,452	878	(66)	15,264	(12)
Mortgage-backed securities	9,721	392	(97)	10,016	(119)
States, municipalities, and political subdivisions	2,059	109	(7)	2,161	—

	$41,661	$2,025	$(218)	$43,468	$(133)

Held to maturity
U.S. Treasury and agency	$1,081	$40	$—	$1,121	$—
Foreign	941	20	(6)	955	—
Corporate securities	2,298	64	(8)	2,354	—
Mortgage-backed securities	2,693	93	(2)	2,784	—
States, municipalities, and political subdivisions	1,104	34	(4)	1,134	—

	$8,117	$251	$(20)	$8,348	$—

	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,774	$186	$—	$2,960	$—
Foreign	12,025	475	(99)	12,401	(2)
Corporate securities	14,055	773	(135)	14,693	(22)
Mortgage-backed securities	9,979	397	(175)	10,201	(151)
States, municipalities, and political subdivisions	1,617	96	(1)	1,712	—

	$40,450	$1,927	$(410)	$41,967	$(175)

Held to maturity
U.S. Treasury and agency	$1,078	$48	$—	$1,126	$—
Foreign	935	18	(23)	930	—
Corporate securities	2,338	44	(45)	2,337	—
Mortgage-backed securities	2,949	90	(3)	3,036	—
States, municipalities, and political subdivisions	1,147	32	(3)	1,176	—

	$8,447	$232	$(74)	$8,605	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three months ended March 31, 2012 and 2011, $68 million and $18 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At March 31, 2012 and December 31, 2011, AOCI includes net unrealized depreciation of $87 million and $155 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 6 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 85 percent and 84 percent of the total mortgage-backed securities at March 31, 2012 and December 31, 2011, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale
Due in 1 year or less	$2,324	$2,354	$2,321	$2,349
Due after 1 year through 5 years	12,606	13,091	12,325	12,722
Due after 5 years through 10 years	13,180	13,929	12,379	12,995
Due after 10 years	3,830	4,078	3,446	3,700

	31,940	33,452	30,471	31,766
Mortgage-backed securities	9,721	10,016	9,979	10,201

	$41,661	$43,468	$40,450	$41,967

Held to maturity
Due in 1 year or less	$591	$598	$393	$396
Due after 1 year through 5 years	1,922	1,967	2,062	2,090
Due after 5 years through 10 years	2,242	2,307	2,376	2,399
Due after 10 years	669	692	667	684

	5,424	5,564	5,498	5,569
Mortgage-backed securities	2,693	2,784	2,949	3,036

	$8,117	$8,348	$8,447	$8,605

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) Equity securities

The following table presents the cost and fair value of equity securities:

	March 31 2012	December 31 2011
	(in millions of U.S. dollars)
Cost	$662	$671
Gross unrealized appreciation	29	18
Gross unrealized depreciation	(12)	(42)

Fair value	$679	$647

c) Net realized gains (losses)

In accordance with guidance related to the recognition and presentation of OTTI, when an impairment related to a fixed maturity has occurred, OTTI is required to be recorded in net income if management has the intent to sell the security or it is more likely than not that we will be required to sell the security before the recovery of its amortized cost. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is indicated, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income while the portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

For the three months ended March 31, 2012 and 2011, credit losses recognized in net income for corporate securities were $3 million and nil, respectively.

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

Credit losses recognized in net income for mortgage-backed securities for the three months ended March 31, 2012 and 2011 were $3 million and $1 million, respectively.

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(7)	$(5)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	1

OTTI on fixed maturities, net	(7)	(4)
Gross realized gains excluding OTTI	112	109
Gross realized losses excluding OTTI	(71)	(56)

Total fixed maturities	34	49

Equity securities:
OTTI on equity securities	(1)	—
Gross realized gains excluding OTTI	2	8
Gross realized losses excluding OTTI	—	(1)

Total equity securities	1	7

OTTI on other investments	(2)	—
Foreign exchange losses	(5)	(79)
Investment and embedded derivative instruments	42	(20)
Fair value adjustments on insurance derivative	428	71
S&P put options and futures	(231)	(71)
Other derivative instruments	(5)	(1)
Other	(2)	(1)

Net realized gains (losses)	$260	$(45)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Balance of credit losses related to securities still held – beginning of period	$74	$137
Additions where no OTTI was previously recorded	1	—
Additions where an OTTI was previously recorded	5	1
Reductions for securities sold during the period	(25)	(42)

Balance of credit losses related to securities still held – end of period	$55	$96

d) Gross unrealized loss

At March 31, 2012, there were 2,900 fixed maturities out of a total of 22,584 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $7 million. There were approximately 62 equity securities out of a total of 174 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $8 million. Fixed maturities in an unrealized loss position at March 31, 2012 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position include foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
March 31, 2012
U.S. Treasury and agency	$820	$(9.5)	$—	$—	$820	$(9.5)
Foreign	1,558	(25.7)	430	(18.3)	1,988	(44.0)
Corporate securities	1,937	(56.4)	201	(17.8)	2,138	(74.2)
Mortgage-backed securities	464	(4.4)	500	(95.0)	964	(99.4)
States, municipalities, and political subdivisions	480	(7.2)	62	(3.5)	542	(10.7)

Total fixed maturities	5,259	(103.2)	1,193	(134.6)	6,452	(237.8)
Equity securities	489	(12.0)	—	—	489	(12.0)
Other investments	156	(5.7)	—	—	156	(5.7)

Total	$5,904	$(120.9)	$1,193	$(134.6)	$7,097	$(255.5)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2011
Foreign	$1,801	$(82.2)	$529	$(40.0)	$2,330	$(122.2)
Corporate securities	3,084	(148.2)	268	(32.2)	3,352	(180.4)
Mortgage-backed securities	440	(7.5)	586	(170.2)	1,026	(177.7)
States, municipalities, and political subdivisions	30	(0.4)	98	(3.5)	128	(3.9)

Total fixed maturities	5,355	(238.3)	1,481	(245.9)	6,836	(484.2)
Equity securities	484	(42.3)	—	—	484	(42.3)
Other investments	88	(8.3)	—	—	88	(8.3)

Total	$5,927	$(288.9)	$1,481	$(245.9)	$7,408	$(534.8)

e) Restricted assets

ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under reverse repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at March 31, 2012 and December 31, 2011, are fixed maturities and short-term investments totaling $15.6 billion and $14.9 billion, respectively, and cash of $291 million and $179 million, respectively.

The following table presents the components of restricted assets:

	March 31 2012	December 31 2011
	(in millions of U.S. dollars)
Trust funds	$10,605	$9,940
Deposits with non-U.S. regulatory authorities	2,126	2,240
Deposits with U.S. regulatory authorities	1,293	1,307
Assets pledged under reverse repurchase agreements	1,401	1,251
Other pledged assets	451	364

	$15,876	$15,102

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Other investments

Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investments or will not have the contractual option to redeem the investments in the near term. The remainder of such investments is classified within Level 2. Certain of our long duration contracts have assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also includes equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, which are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

Securities lending collateral

The underlying assets included in Securities lending collateral in the consolidated balance sheets are fixed maturities which are classified in the valuation hierarchy on the same basis as other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to ACE’s obligation to return the collateral plus interest as it is reported at contract value and not fair value on the consolidated balance sheets.

Investment derivative instruments

Actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts are classified within Level 1 as fair values are based on quoted market prices. Investment derivative instruments are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Other derivative instruments

We maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3. Other derivative instruments are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Separate account assets

Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by ACE. Separate account assets comprise mutual funds classified in the valuation hierarchy on the same basis as other equity securities traded in active markets and are classified within Level 1. Separate account assets also include fixed maturities classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Excluded from the valuation hierarchy are the corresponding liabilities as they are reported at contract value and not fair value in the consolidated balance sheets. Separate account assets are recorded in Other assets in the consolidated balance sheets.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize using the GMIB. However, for certain clients representing approximately 36 percent of the total GMIB guaranteed value there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize using the GMIB – it is over 13 percent). For most clients, there is not a credible amount of

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

observable relevant behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize using the GMIB). The GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three months ended March 31, 2012, no material changes were made to actuarial or behavioral assumptions.

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
	(in millions of U.S. dollars)
March 31, 2012
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,762	$1,379	$—	$3,141
Foreign	203	12,634	49	12,886
Corporate securities	23	15,124	117	15,264
Mortgage-backed securities	—	9,997	19	10,016
States, municipalities, and political subdivisions	—	2,160	1	2,161

	1,988	41,294	186	43,468

Equity securities	669	—	10	679
Short-term investments	1,344	755	—	2,099
Other investments	236	239	1,954	2,429
Securities lending collateral	—	2,204	—	2,204
Investment derivative instruments	12	—	—	12
Other derivative instruments	(78)	37	(1)	(42)
Separate account assets	764	56	—	820

Total assets measured at fair value	$4,935	$44,585	$2,149	$51,669

Liabilities:
GLB(1)	$—	$—	$863	$863

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
	(in millions of U.S. dollars)
December 31, 2011
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,691	$1,264	$5	$2,960
Foreign	212	12,156	33	12,401
Corporate securities	20	14,539	134	14,693
Mortgage-backed securities	—	10,173	28	10,201
States, municipalities, and political subdivisions	—	1,711	1	1,712

	1,923	39,843	201	41,967

Equity securities	632	2	13	647
Short-term investments	1,246	1,055	—	2,301
Other investments	208	229	1,877	2,314
Securities lending collateral	—	1,375	—	1,375
Investment derivative instruments	10	—	—	10
Other derivative instruments	(16)	54	3	41
Separate account assets	607	53	—	660

Total assets measured at fair value	$4,610	$42,611	$2,094	$49,315

Liabilities:
GLB(1)	$—	$—	$1,319	$1,319

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

The transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011 were not material.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at March 31, 2012 and December 31, 2011 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At March 31, 2012 and December 31, 2011, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period	March 31, 2012		December 31, 2011
		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$207	$135	$205	$141
Real estate	3 to 9 Years	282	147	270	96
Distressed	6 to 9 Years	189	52	182	57
Mezzanine	6 to 9 Years	227	337	195	282
Traditional	3 to 8 Years	579	525	565	200
Vintage	1 to 3 Years	18	1	18	1
Investment funds	Not Applicable	383	—	378	—

		$1,885	$1,197	$1,813	$777

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Level 3 financial instruments

The fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) consist of various inputs and assumptions that management makes when determining the fair value. Management analyzes changes in fair value measurements classified within Level 3 by comparing pricing and returns of our investments to benchmarks, including month-over-month movements, investment credit spreads, interest rate movements, and credit quality of securities.

The following table presents the significant unobservable inputs used in the Level 3 liability valuations. Excluded from the table below are inputs used to fair value Level 3 assets which are based on single broker quotes or net asset value and contain no quantitative unobservable inputs developed by management.

(in millions of U.S. dollars)	Fair Value at March 31, 2012		Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)		$863	Actuarial model	Lapse rate	1% - 30%
				Annuitization rate	0% - 50%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2012
	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
		(in millions of U.S. dollars)
Balance-Beginning of Period	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers out of Level 3	(5)	(1)	(7)	(12)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	2	—	—	1	9	—	—
Net Realized Gains/Losses	—	—	—	—	—	—	(2)	(3)	(456)
Purchases	—	34	3	4	—	1	113	—	—
Sales	—	(17)	(8)	—	—	(5)	(2)	—	—
Settlements	—	—	(7)	(1)	—	—	(41)	(1)	—

Balance-End of Period	$—	$49	$117	$19	$1	$10	$1,954	$(1)	$863

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(2)	$(3)	$(456)

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

	Three Months Ended March 31, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance-Beginning of Period	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	4	5	1	—	—	—	—	—
Transfers out of Level 3	(1)	(4)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	—	(1)	42	—	—
Net Realized Gains/Losses	—	(1)	—	—	2	—	1	(58)
Purchases	—	19	46	—	—	90	—	—
Sales	(1)	(19)	(3)	—	(4)	—	—	—
Settlements	(1)	(3)	(2)	(1)	—	—	(1)	—

Balance-End of Period	$26	$113	$81	$1	$10	$1,564	$4	$449

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$1	$(58)

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $596 million at March 31, 2011, and $648 million at December 31, 2010, which includes a fair value derivative adjustment of $449 million and $507 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) Financial instruments disclosed, but not measured, at fair value

ACE uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore, are not included in the amounts discussed below.

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

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions of U.S. dollars)
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,081	$1,121	$1,078	$1,126
Foreign	941	955	935	930
Corporate securities	2,298	2,354	2,338	2,337
Mortgage-backed securities	2,693	2,784	2,949	3,036
States, municipalities, and political subdivisions	1,104	1,134	1,147	1,176

	8,117	8,348	8,447	8,605
Partially-owned insurance companies	346	346	352	352

Total assets	8,463	8,694	8,799	8,957

Liabilities:
Short-term debt	1,531	1,531	1,251	1,251
Long-term debt	3,360	3,878	3,360	3,823
Trust preferred securities	309	404	309	404

Total liabilities	$5,200	$5,813	$4,920	$5,478

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents, by valuation hierarchy, the financial instruments not measured at fair value:

	Level 1	Level 2	Level 3	Total
	(in millions of U.S. dollars)
March 31, 2012
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$570	$551	$—	$1,121
Foreign	—	955	—	955
Corporate securities	—	2,338	16	2,354
Mortgage-backed securities	—	2,784	—	2,784
States, municipalities, and political subdivisions	—	1,134	—	1,134

	570	7,762	16	8,348
Partially-owned insurance companies	—	—	346	346

Total assets	570	7,762	362	8,694

Liabilities:
Short-term debt	—	1,531	—	1,531
Long-term debt	—	3,878	—	3,878
Trust preferred securities	—	404	—	404

Total liabilities	$—	$5,813	$—	$5,813

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$23	$26
Policy benefits and other reserve adjustments	$27	$22
GLB
Net premiums earned	$41	$41
Policy benefits and other reserve adjustments	4	6
Net realized gains (losses)	458	58

Gain recognized in income	$495	$93
Net cash received	$39	$41
Net decrease in liability	$456	$52

At March 31, 2012, reported liabilities for GMDB and GLB reinsurance were $127 million and $1.05 billion, respectively, compared with $138 million and $1.5 billion, respectively, at December 31, 2011. The reported liability for GLB reinsurance of $1.05 billion at March 31, 2012, and $1.5 billion at December 31, 2011, includes a fair value derivative adjustment of $863 million and $1.3 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk

(i) Reinsurance covering the GMDB risk only

At March 31, 2012 and December 31, 2011 the net amount at risk from reinsurance programs covering the GMDB risk only was $1.5 billion and $1.8 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2012 and December 31, 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at March 31, 2012 was approximately $500 million. This takes into account all applicable reinsurance treaty claim limits.

(ii) Reinsurance covering the GLB risk only

At March 31, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $221 million and $380 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2012 and December 31, 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

•

policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 3.0 and 4.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

At March 31, 2012 and December 31, 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $136 million and $182 million, respectively.

At March 31, 2012 and December 31, 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $660 million and $998 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2012 and December 31, 2011 respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at March 31, 2012 was approximately $800 million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 67 years.

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

In relation to certain debt issuances, ACE, from time to time, has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At March 31, 2012, ACE had no in-force interest rate swaps.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		March 31, 2012		December 31, 2011
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision

		(in millions of U.S. dollars)
Investment and embedded derivative instruments

Foreign currency forward contracts	AP	$(2)	$681	$7	$674
Futures contracts on money market instruments	AP	1	2,077	7	10,476
Futures contracts on notes and bonds	AP	12	942	(4)	1,055
Options on money market instruments	AP	1	3,192	—	292
Convertible bonds	FM AFS	400	374	357	353
TBAs	FM AFS	54	53	60	56

		$466	$7,319	$427	$12,906

Other derivative instruments
Futures contracts on equities(1)	AP	$(78)	$2,209	$(16)	$1,367
Options on equity market indices(1)	AP	37	250	54	250
Credit default swaps	AP	(1)	350	3	350
Other	AP	—	6	—	6

		$(42)	$2,815	$41	$1,973

GLB(2)	AP/FPB	$(1,049)	$881	$(1,505)	$1,378

(1)	Related to GMDB and GLB blocks of business.
(2)

Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended March 31
	2012	2011

	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(8)	$(15)
All other futures contracts and options	26	(3)
Convertible bonds	24	(1)
TBAs	—	(1)

Total investment and embedded derivative instruments	$42	$(20)

GLB and other derivative instruments
GLB(1)	$428	$71
Futures contracts on equities(2)	(213)	(63)
Options on equity market indices(2)	(18)	(8)
Credit default swaps	(5)	(1)

Total GLB and other derivative instruments	$192	$(1)

	$234	$(21)

(1)	Excludes foreign exchange gains (losses) related to GLB.
(2)	Related to GMDB and GLB blocks of business.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

b) Other investments

At March 31, 2012, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,502 million. In connection with these investments, we have commitments that may require funding of up to $1,197 million over the next several years.

c) Taxation

In April 2012, ACE reached final settlement with the Internal Revenue Service (IRS) Appeals Division regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006 and 2007. The settlement of these issues will have no net impact on our results of operations. The IRS commenced its field examination of ACE’s federal tax returns for 2008 and 2009 during January 2011. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

d) Legal proceedings

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, the ACE defendants, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007, the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants renewed their motions consistent with the Third Circuit’s instructions. On June 28, 2011, the District Court administratively terminated defendants’ motions without prejudice to re-file after adjudication of issues related to a proposed class settlement involving a number of other parties and stayed the case. On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order in the coming months. To date, the Court has still not entered a scheduling order.

As of May 1, 2012, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination (“tag-along cases”). On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order. To date, the Court has still not entered a scheduling order.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

As of May 1, 2012 plaintiffs have not specified an amount of alleged damages in any of the tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before the ACE defendants could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the Multidistrict Litigation Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

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

As of May 1, 2012, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before Illinois Union could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

7. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions) or from legal reserves, must be declared by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. In light of a January 1, 2011 Swiss tax law change, shareholders at our May 2011 annual general meeting approved a dividend for the following year, payable in four quarterly installments after the May 2011 annual general meeting from our capital contributions reserves (additional paid in capital), a subaccount of legal reserves. In January 2012 our shareholders approved a $0.12 per Common Share increase to the third and fourth dividend installments. In the first quarter of 2012 the fourth dividend installment of CHF 0.42 ($0.47) per Common Share, was funded from capital contributions reserves (additional paid in capital) and transferred to free reserves (retained earnings) for payment.

For the three months ended March 31, 2011, dividends declared per Common Share amounted to CHF 0.30 ($0.33), and were paid by way of a par value distribution.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2012, 4,179,030 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization

In August 2011, the Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. During the three months ended March 31, 2012, ACE repurchased an additional 100,000 Common Shares for a cost of $7 million. At March 31, 2012, $461 million in share repurchase authorization remained through December 31, 2012 pursuant to the November 2010 and August 2011 Board authorizations.

8. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) provides for grants of both incentive and non-qualified stock options principally at an option price per share equal to the fair value of ACE’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 23, 2012, ACE granted 1,452,605 stock options with a weighted-average grant date fair value of $15.58 each. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The 2004 LTIP also provides for grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 23, 2012, ACE granted 1,462,230 restricted stock awards and 255,850 restricted stock units to employees and officers of ACE and its subsidiaries with a grant date fair value of $73.35 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

9. Segment information

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting as components of underwriting income. For the three months ended March 31, 2012, Life underwriting income of $103 million includes net investment income of $61 million and (Gains) losses from fair value changes in separate account assets of $(18) million.

Effective January 1, 2012, we reclassified prior period segment operating results in order to conform to certain organizational realignments. These realignments resulted in a transfer of operating revenue and underwriting results of our international direct-marketed and credit life businesses from the Insurance – Overseas General segment to the Life segment. These realignments have no impact on consolidated operating results; however, previously reported amounts contained in these consolidated financial statements have been adjusted to conform to the current period presentation.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended March 31, 2012

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,293	$1,528	$263	$488	$—	$3,572
Net premiums earned	1,287	1,391	230	473	—	3,381
Losses and loss expenses	849	705	102	148	—	1,804
Policy benefits	—	—	—	147	—	147
Policy acquisition costs	127	335	43	76	1	582
Administrative expenses	147	229	12	78	44	510

Underwriting income (loss)	164	122	73	24	(45)	338

Net investment income	274	131	71	61	7	544
Net realized gains (losses) including OTTI	(1)	20	13	231	(3)	260
Interest expense	3	1	1	3	54	62
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	(18)	—	(18)
Other	(1)	—	(5)	9	12	15
Income tax expense (benefit)	91	38	6	11	(36)	110

Net income (loss)	$344	$234	$155	$311	$(71)	$973

Statement of Operations by Segment

For the Three Months Ended March 31, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,285	$1,410	$315	$436	$—	$3,446
Net premiums earned	1,346	1,278	260	425	—	3,309
Losses and loss expenses	994	852	279	138	—	2,263
Policy benefits	—	—	—	91	—	91
Policy acquisition costs	136	301	46	76	—	559
Administrative expenses	148	223	12	74	42	499

Underwriting income (loss)	68	(98)	(77)	46	(42)	(103)

Net investment income	295	131	72	46	—	544
Net realized gains (losses) including OTTI	(11)	(9)	(13)	(13)	1	(45)
Interest expense	4	1	—	3	55	63
Other (income) expense	(16)	(2)	(6)	6	5	(13)
Income tax expense (benefit)	89	17	10	14	(34)	96

Net income (loss)	$275	$8	$(22)	$56	$(67)	$250

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

The following table presents the net premiums earned for each segment by product:

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended March 31, 2012
Insurance – North American	$381	$817	$89	$1,287
Insurance – Overseas General	538	333	520	1,391
Global Reinsurance	110	120	—	230
Life	—	—	473	473

	$1,029	$1,270	$1,082	$3,381

For the Three Months Ended March 31, 2011
Insurance – North American	$370	$890	$86	$1,346
Insurance – Overseas General	431	342	505	1,278
Global Reinsurance	112	148	—	260
Life	—	—	425	425

	$913	$1,380	$1,016	$3,309

10. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$973	$250

Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	338,567,341	337,088,217
Denominator for diluted earnings per share:
Share-based compensation plans	3,123,641	2,572,982

Adjusted weighted-average shares outstanding and assumed conversions	341,690,982	339,661,199

Basic earnings per share	$2.87	$0.74

Diluted earnings per share	$2.84	$0.73

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended March 31, 2012 and 2011, the potential anti-dilutive share conversions were 468,048 shares and 333,072 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at March 31, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$34	$29,078	$27,680	$—	$56,792
Cash	162	496	57	—	715
Insurance and reinsurance balances receivable	—	4,050	437	—	4,487
Reinsurance recoverable on losses and loss expenses	—	16,685	(4,628)	—	12,057
Reinsurance recoverable on policy benefits	—	1,140	(897)	—	243
Value of business acquired	—	669	—	—	669
Goodwill and other intangible assets	—	4,306	554	—	4,860
Investments in subsidiaries	25,197	—	—	(25,197)	—
Due from subsidiaries and affiliates, net	376	—	—	(376)	—
Other assets	15	7,683	2,228	—	9,926

Total assets	$25,784	$64,107	$25,431	$(25,573)	$89,749

Liabilities
Unpaid losses and loss expenses	$—	$30,691	$6,556	$—	$37,247
Unearned premiums	—	5,726	938	—	6,664
Future policy benefits	—	3,766	592	—	4,358
Due to subsidiaries and affiliates, net	—	281	95	(376)	—
Short-term debt	130	851	550	—	1,531
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	223	8,233	2,393	—	10,849

Total liabilities	353	53,217	11,124	(376)	64,318

Total shareholders’ equity	25,431	10,890	14,307	(25,197)	25,431

Total liabilities and shareholders’ equity	$25,784	$64,107	$25,431	$(25,573)	$89,749

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet at December 31, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$33	$28,848	$26,795	$—	$55,676
Cash	106	382	126	—	614
Insurance and reinsurance balances receivable	—	3,944	443	—	4,387
Reinsurance recoverable on losses and loss expenses	—	17,146	(4,757)	—	12,389
Reinsurance recoverable on policy benefits	—	941	(692)	—	249
Value of business acquired	—	676	—	—	676
Goodwill and other intangible assets	—	4,248	551	—	4,799
Investments in subsidiaries	23,871	—	—	(23,871)	—
Due from subsidiaries and affiliates, net	498	—	—	(498)	—
Other assets	8	7,018	1,505	—	8,531

Total assets	$24,516	$63,203	$23,971	$(24,369)	$87,321

Liabilities
Unpaid losses and loss expenses	$—	$30,837	$6,640	$—	$37,477
Unearned premiums	—	5,416	918	—	6,334
Future policy benefits	—	3,673	601	—	4,274
Due to subsidiaries and affiliates, net	—	316	182	(498)	—
Short-term debt	—	850	401	—	1,251
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	184	7,769	2,031	—	9,984

Total liabilities	184	52,530	10,773	(498)	62,989

Total shareholders’ equity	24,332	10,673	13,198	(23,871)	24,332

Total liabilities and shareholders’ equity	$24,516	$63,203	$23,971	$(24,369)	$87,321

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,098	$1,474	$—	$3,572
Net premiums earned	—	1,952	1,429	—	3,381
Net investment income	—	265	279	—	544
Equity in earnings of subsidiaries	928	—	—	(928)	—
Net realized gains including OTTI	20	26	214	—	260
Losses and loss expenses	—	1,182	622	—	1,804
Policy benefits	—	86	61	—	147
Policy acquisition costs and administrative expenses	12	640	440	—	1,092
Interest (income) expense	(9)	66	5	—	62
Other (income) expense	(30)	25	2	—	(3)
Income tax expense	2	85	23	—	110

Net income	$973	$159	$769	$(928)	$973

Comprehensive income	$1,271	$287	$641	$(928)	$1,271

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,023	$1,423	$—	$3,446
Net premiums earned	—	1,938	1,371	—	3,309
Net investment income	1	262	281	—	544
Equity in earnings of subsidiaries	239	—	—	(239)	—
Net realized gains (losses) including OTTI	(1)	(13)	(31)	—	(45)
Losses and loss expenses	—	1,301	962	—	2,263
Policy benefits	—	40	51	—	91
Policy acquisition costs and administrative expenses	18	588	452	—	1,058
Interest (income) expense	(8)	67	4	—	63
Other (income) expense	(22)	13	(4)	—	(13)
Income tax expense	1	68	27	—	96

Net income	$250	$110	$129	$(239)	$250

Comprehensive income	$438	$210	$29	$(239)	$438

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$19	$66	$487	$—	$572

Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(2,650)	(2,833)	—	(5,483)
Purchases of fixed maturities held to maturity	—	(31)	(1)	—	(32)
Purchases of equity securities	—	(10)	(9)	—	(19)
Sales of fixed maturities available for sale	—	1,935	1,860	—	3,795
Sales of equity securities	—	24	2	—	26
Maturities and redemptions of fixed maturities available for sale	—	497	579	—	1,076
Maturities and redemptions of fixed maturities held to maturity	—	267	78	—	345
Net derivative instruments settlements	(1)	(1)	(193)	—	(195)
Advances from (to) affiliates	66	—	—	(66)	—
Acquisition of subsidiaries	—	(25)	—	—	(25)
Other	—	90	(193)	—	(103)

Net cash flows from (used for) investing activities	65	96	(710)	(66)	(615)

Cash flows from financing activities
Dividends paid on Common Shares	(159)	—	—	—	(159)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance (repayment) of short-term debt	130	1	150	—	281
Proceeds from share-based compensation plans	1	—	27	—	28
Advances (to) from affiliates	—	(48)	(18)	66	—

Net cash flows (used for) from financing activities	(28)	(47)	148	66	139

Effect of foreign currency rate changes on cash and cash equivalents	—	(1)	6	—	5

Net increase (decrease) in cash	56	114	(69)	—	101
Cash – beginning of period	106	382	126	—	614

Cash – end of period	$162	$496	$57	$—	$715

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$509	$217	$777	$(500)	$1,003

Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(3,418)	(3,815)	—	(7,233)
Purchases of fixed maturities held to maturity	—	(176)	(1)	—	(177)
Purchases of equity securities	—	(121)	(22)	—	(143)
Sales of fixed maturities available for sale	6	2,760	2,662	—	5,428
Sales of equity securities	—	307	10	—	317
Maturities and redemptions of fixed maturities available for sale	—	440	501	—	941
Maturities and redemptions of fixed maturities held to maturity	—	298	98	—	396
Net derivative instruments settlements	(1)	4	(88)	—	(85)
Advances (to) from affiliates	(99)	—	—	99	—
Acquisition of subsidiaries (net of cash acquired of $39)	—	(8)	(37)	—	(45)
Other	—	(28)	(2)	—	(30)

Net cash flows (used for) from investing activities	(94)	58	(694)	99	(631)

Cash flows from financing activities
Dividends paid on Common Shares	(112)	—	—	—	(112)
Common Shares repurchased	—	—	(68)	—	(68)
Net proceeds from issuance (repayments) of short-term debt	(300)	—	400	—	100
Proceeds from share-based compensation plans	43	—	—	—	43
Advances from (to) affiliates	—	127	(28)	(99)	—
Dividends to parent company	—	—	(500)	500	—

Net cash flows (used for) from financing activities	(369)	127	(196)	401	(37)

Effect of foreign currency rate changes on cash and cash equivalents	—	5	3	—	8

Net increase (decrease) in cash	46	407	(110)	—	343
Cash – beginning of period(3)	308	573	(109)	—	772

Cash – end of period(3)	$354	$980	$(219)	$—	$1,115

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2011 and December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2012. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Previously reported amounts and ratios contained in these consolidated financial statements have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.

In addition, effective January 1, 2012, we reclassified prior period segment operating results in order to conform to certain organizational realignments. These realignments resulted in a transfer of operating revenue and underwriting results of our international direct-marketed and credit life businesses from the Insurance – Overseas General segment to the Life segment. These realignments have no impact on consolidated operating results; however, previously reported amounts and underwriting ratios contained in these consolidated financial statements have been adjusted to conform to the current period presentation.

MD&A Index	Page No.
Forward-Looking Statements	45
Overview	47
Executive Summary	47
Consolidated Operating Results	48
Prior Period Development	51
Segment Operating Results	55
Other Income and Expense Items	62
Net Investment Income	62
Net Realized and Unrealized Gains (Losses)	63
Investments	65
Critical Accounting Estimates	71
Reinsurance Recoverable on Ceded Reinsurance	71
Unpaid Losses and Loss Expenses	71
Asbestos and Environmental (A&E) and Other Run-off Liabilities	72
Fair Value Measurements	72
Guaranteed Living Benefits (GLB) Derivatives	73
Catastrophe Management	77
Natural Catastrophe Property Reinsurance Program	78
Crop Insurance	78
Liquidity	78
Capital Resources	80
Recent Accounting Pronouncements	81

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

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, is a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global property and casualty insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At March 31, 2012, ACE had total assets of $90 billion and shareholders’ equity of $25 billion.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The Insurance – North American segment includes retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management, loss control and engineering programs, and specialty commercial P&C and A&H to personal lines homeowners, automobiles, liability, valuable articles and marine coverages. Our wholesale and specialty products include excess and surplus property, professional liability, inland marine, specialty property, specialty casualty, political risk, and comprehensive multiple-peril crop and hail insurance products.

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H and life business of Combined Insurance; and the wholesale insurance business of ACE Global Markets. ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O and professional liability, specialty personal lines, and energy products. Our international A&H business primarily focuses on personal accident and supplemental medical. ACE Global Markets offers specialty products including aviation, marine, financial lines, energy, and political risk.

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

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. For more information on each of our segments refer to “Segment Information” in our 2011 Form 10-K.

Executive Summary

Net premiums written grew 3.7 percent and our P&C combined ratio was 89.2 percent, demonstrating strong underwriting results for the quarter. We benefited from relatively light catastrophe losses, particularly compared to the prior year period. We also benefited from improved pricing in many of our property-related classes and modestly improved pricing in certain casualty classes. Our customer retention rates improved globally and we incrementally increased our new business writings. At the same time, we continued to reduce our exposure in certain lines of business, particularly U.S. general market workers’ compensation, where pricing has not met our standards for earning an underwriting profit.

Insurance – North American net premiums written grew in our retail division from rate increases, strong renewal retention, and increased new business opportunities across various lines of business. Our personal lines business grew with continued expansion in ACE Private Risk Services. ACE Commercial Risk Services reported lower net premiums written as we continue to reduce exposure to the U.S. general market worker’s compensation business.

Insurance – Overseas General net premiums written grew from our international retail operations, primarily driven by growth in commercial P&C and A&H businesses in Asia Pacific and Latin America. Our London wholesale business was essentially flat and our U.K. retail business was down due to competitive market conditions.

In our Global Reinsurance segment, net premiums written decreased as the pricing environment for this segment remains competitive with the exception of certain property catastrophe business, particularly in North America. We expect our Global Reinsurance segment’s growth rate to improve relative to the quarter for the balance of the year.

Life revenues were up primarily from our operations in Korea (acquired in February 2011) and Hong Kong (acquired in April 2011) and growth in our international Life business in Asia and Latin America.

A&H net premiums written grew driven by our international A&H business. Combined Insurance premiums continue to be hampered by the economic recession in its target markets. Additionally, Combined’s business in the United Kingdom and Ireland has been impacted by changes in the regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices and customer service. This has resulted in a need for us to re-evaluate our sales model and to re-engineer our processes. We have put these two operations on a sales moratorium while continuing to renew and service in-force policyholders. We have decided to cease sales in the small Spanish branch of Combined-Ireland indefinitely. We intend to seek regulatory approval to integrate all European operations of Combined into our ACE European Group Limited subsidiary, incorporated in the United Kingdom. We expect to seek regulatory approval to re-commence sales in the United Kingdom and Ireland in 2012.

Consolidated Operating Results – Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$3,572	$3,446	4%
Net premiums earned	3,381	3,309	2%
Net investment income	544	544	0%
Net realized gains (losses)	260	(45)	NM

Total revenues	4,185	3,808	10%

Losses and loss expenses	1,804	2,263	(20)%
Policy benefits	147	91	62%
Policy acquisition costs	582	559	4%
Administrative expenses	510	499	2%
Interest expense	62	63	(2)%
Other (income) expense	(3)	(13)	77%

Total expenses	3,102	3,462	(10)%

Income before income tax	1,083	346	213%
Income tax expense	110	96	15%

Net income	$973	$250	289%

NM - not meaningful

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	Three Months Ended March 31, 2012
	P&C	Life	A&H	Total
Net premiums written:
Growth in original currency	3.1%	31.7%	2.1%	4.4%
Foreign exchange effect	(0.6)%	(1.4)%	(1.0)%	(0.7)%

Growth as reported in U.S. dollars	2.5%	30.3%	1.1%	3.7%

Net premiums earned:
Growth in original currency	0.8%	30.7%	2.7%	2.9%
Foreign exchange effect	(0.5)%	(2.2)%	(0.9)%	(0.7)%

Growth as reported in U.S. dollars	0.3%	28.5%	1.8%	2.2%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, were $3.6 billion for the three months ended March 31, 2012, an increase of $126 million, or 4 percent, compared with the prior year period. This increase is primarily due to growth in our international retail business driven by new business opportunities in Latin America, Asia, and European emerging markets and favorable impact of reinstatement premiums expensed in the prior year period related to the first quarter 2011 catastrophe activity. The North American retail division grew due to improving market conditions, new business, strong renewal retention, and rate increases, partially offset by planned reductions in general market risk transfer workers’ compensation business. Our Life segment reported higher net premiums written related to our operations in Korea (acquired in February 2011) and Hong Kong (acquired in April 2011). Partially offsetting this increase is a decline in net premiums written in our Global Reinsurance segment resulting from competitive market conditions as well as a non-recurring loss portfolio transfer written in the prior year period.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased by $72 million, or 2 percent, to $3.4 billion for the three months ended March 31, 2012, compared with the prior year period. Net premiums earned increased due to growth in our Insurance – Overseas General segment’s retail P&C and A&H businesses and plus the prior year reinstatement premiums expensed. Net premiums earned also increased due to growth in our Life segment’s Korea operations (acquired in February 2011) and Hong Kong operations (acquired in April 2011). Partially offsetting this increase is a decline in net premiums earned in our Insurance-North American segment as a result of planned reductions in general market risk transfer workers’ compensation business in the retail division and decreases in premiums in our wholesale and specialty division from lower retention in our crop/hail business in ACE Agriculture. In addition, net premiums earned in our Global Reinsurance segment declined due to competitive market conditions and a non-recurring loss portfolio transfer written in the prior year period.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated:

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$970	$835	16%
Agriculture	59	78	(24)%
Casualty	1,270	1,380	(8)%

Subtotal	2,299	2,293	0%
Personal accident (A&H)	852	837	2%
Life	230	179	29%

Net premiums earned	$3,381	$3,309	2%

	2012 % of total	2011 % of total
Property and all other	29%	25%
Agriculture	2%	2%
Casualty	37%	42%

Subtotal	68%	69%
Personal accident (A&H)	25%	25%
Life	7%	6%

Net premiums earned	100%	100%

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	Three Months Ended March 31
	2012	2011
Loss and loss expense ratio	56.9%	73.7%
Policy acquisition cost ratio	17.4%	16.7%
Administrative expense ratio	14.9%	14.8%

Combined ratio	89.2%	105.2%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated:

	Three Months Ended March 31
	2012	2011
Loss and loss expense ratio, as reported	56.9%	73.7%
Catastrophe losses and related reinstatement premiums	(0.6)%	(15.9)%
Prior period development	3.2%	3.2%

Loss and loss expense ratio, adjusted	59.5%	61.0%

Total net pre-tax catastrophe losses, excluding related reinstatement premiums, for the three months ended March 31, 2012 was $19 million, compared with $415 million in the prior year period. Catastrophe losses during the three months ended March 31, 2012, primarily related to severe storms in the U.S. Prior year period catastrophe losses included earthquakes in Japan and New Zealand, flooding and storms in Australia, and severe weather-related events in the U.S.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced favorable prior period development of $93 million for both the three months ended March 31, 2012 and 2011. Refer to “Prior Period Development” for additional information.

Net investment income for the three months ended March 31, 2012 was $544 million, unchanged from the prior year period. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased for the three months ended March 31, 2012, compared with the prior year period. Our Insurance – Overseas General segment reported an increase in its policy acquisition costs primarily due to changes in the mix of business to more retail A&H, which historically requires higher acquisition costs. This impact on the policy acquisition cost ratio was partially offset by lower costs associated with agriculture business within our Insurance – North American segment.

Our administrative expense ratio increased slightly in the three months ended March 31, 2012, compared with the prior year period, primarily due to a decline in net premiums earned within the Insurance – North American and Global Reinsurance segments, partially offset by lower regulatory costs in the Insurance – Overseas General segment.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 10 percent for the three months ended March 31, 2012, compared with 28 percent for the prior year period. The decrease in our effective income tax rate for the three months ended March 31, 2012 was primarily due to realized gains on derivatives generated in lower tax-paying jurisdictions during the current year period. The effective income tax rate for the prior year period included a higher percentage of pre-tax losses generated in lower tax-paying jurisdictions primarily from catastrophe losses.

Prior Period Development

The favorable prior period development of $93 million during the three months ended March 31, 2012, was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine (including associated liability-related exposures).

The following table summarizes (favorable) and adverse prior period development by segment:

Three months ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2012
Insurance – North American	$(50)	$(10)	$(60)	0.4%
Insurance – Overseas General	—	(22)	(22)	0.3%
Global Reinsurance	(1)	(10)	(11)	0.5%

Total	$(51)	$(42)	$(93)	0.4%

2011
Insurance – North American	$8	$(43)	$(35)	0.2%
Insurance – Overseas General	(1)	(43)	(44)	0.6%
Global Reinsurance	(8)	(6)	(14)	0.6%

Total	$(1)	$(92)	$(93)	0.4%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American’s operations experienced net favorable prior period development of $60 million in the three months ended March 31, 2012, which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $50 million on long-tail business, including:

•

Favorable development of $69 million on a collection of portfolios of umbrella and excess casualty business, affecting the 2006 and prior accident years. The favorable development was the function of both the continuation of the lower than expected reported loss activity in the period since our last review and assigning greater weight to experience based methods, particularly for the 2006 accident year, as these accident periods continued to mature;

•

Favorable development of $14 million on a number of our primary casualty businesses primarily affecting accident years 2007 and prior. Reported incurred losses and allocated expenses for the period since our last review, including the three months ended March 31, 2012, are lower than expected amounts in our prior estimates;

•

Favorable development of $14 million in our surety business primarily impacting the 2009 and 2010 accident years. Claims activity for these years has been lower than originally expected as well as lower than the immediate prior accident years;

•

Adverse development of $17 million in our guaranteed cost workers’ compensation businesses, primarily affecting the 2010 and 2011 accident years. Higher than expected claims frequency and severity, including a small number of large claims, drove this deterioration in estimate;

•

Adverse development of $14 million in our construction business, largely concentrated in the 2008 accident year. The deterioration was due to higher than expected large claim activity in both the general liability and workers’ compensation product lines; and

•	Adverse development of $16 million in other long-tail business across a number of accident years, none of which was significant individually or in the aggregate.

•

Net favorable development of $10 million on short-tail businesses across a number of lines and accident years, none of which was significant individually or in the aggregate, related principally to studies updated in the three months ended March 31, 2012.

Insurance – North American experienced net favorable prior period development of $35 million in the three months ended March 31, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

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

•	Adverse development of $22 million on long-tail business across a number of lines and accident years as a result of various reasons, none of which was significant individually or in the aggregate.

•	Net favorable development of $43 million on short-tail business, including:

•	Favorable development of $10 million in our Canadian A&H business affecting the 2008 and 2009 accident years. Claims development on this business was lower than expected;

•	Favorable development of $10 million in our lender placed flood program in the 2010 accident year where claims frequency was lower than our original pricing assumptions;

•

Favorable development of $14 million in our property portfolios affecting the 2010 accident year as our assessment of ultimate catastrophe losses developed favorably in the three months ended March 31, 2011; and

•	Remaining favorable development of $9 million relates to other lines of short-tail business across a few accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $22 million in the three months ended March 31, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no overall adverse or favorable development on long-tail business. This was the result of no underlying changes being indicated in the three months ended March 31, 2012.

•	Net favorable development of $22 million on short-tail business, including:

•

Favorable development of $16 million predominantly in fire, construction, and marine (excluding changes related to the 2011 catastrophe events in Japan). This development was mainly in Latin America for accident years 2009 and 2010 and largely reflects favorable claims emergence and the additional credibility given to the experience-based methods; and

•	Favorable development of $6 million related to 2011 catastrophe events in Japan with reserve changes across a number of lines, none of which was significant individually or in the aggregate.

Insurance – Overseas General experienced net favorable prior period development of $44 million in the three months ended March 31, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•

Net favorable development of $1 million on long-tail business across a number of lines and accident years as a result of various reasons, none of which was significant individually or in the aggregate.

•	Net favorable development of $43 million on short-tail business, including:

•

Favorable development of $20 million in Latin America fire, technical lines, and marine, primarily in accident years 2008-2010, as a result of better than expected claims experience and a review of case reserves for specific claims completed during the three months ended March 31, 2011;

•

Favorable development of $13 million in the European emerging markets region primarily in fire coverages for accident years 2009 and 2010, primarily as a result of better than expected claims experience; and

•	Remaining favorable development of $10 million related to a claims department review of the expected liabilities related to 2010 catastrophes completed during the three months ended March 31, 2011.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $11 million in the three months ended March 31, 2012, which was the net result of several underlying favorable and adverse movements, across a number of long-tail and short-tail lines and across a number of treaty years, none of which was significant individually or in the aggregate.

Global Reinsurance experienced net favorable prior period development of $14 million in the three months ended March 31, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $8 million during the three months ended March 31, 2011 on long-tail business for various accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $6 million on short-tail business, including:

•	Favorable development of $16 million in marine and credit & surety, as a result of a reserve analysis of these lines of business in the three months ended March 31, 2011; and

•	Adverse development of $10 million from accident year 2010, primarily in property catastrophe lines related to events in Australia and Ireland.

Segment Operating Results – Three Months Ended March 31, 2012 and 2011

The discussions that follow include tables that show our segment operating results for the three months ended March 31, 2012 and 2011.

We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on each of our segments refer to “Segment Information” in our 2011 Form 10-K.

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

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,293	$1,285	1%
Net premiums earned	1,287	1,346	(4)%
Losses and loss expenses	849	994	(15)%
Policy acquisition costs	127	136	(7)%
Administrative expenses	147	148	(1)%

Underwriting income	164	68	141%
Net investment income	274	295	(7)%
Net realized gains (losses)	(1)	(11)	91%
Interest expense	3	4	(25)%
Other (income) expense	(1)	(16)	94%
Income tax expense	91	89	2%

Net income	$344	$275	25%

Loss and loss expense ratio	66.0%	73.8%
Policy acquisition cost ratio	9.9%	10.1%
Administrative expense ratio	11.4%	11.1%

Combined ratio	87.3%	95.0%

Insurance – North American reported an increase in net premiums written for the three months ended March 31, 2012, compared with the prior year period. For the three months ended March 31, 2012, our retail division reported growth in certain property and inland marine business reflecting rate increases, strong renewal retention and higher new business. In addition, we generated higher personal lines production in the three months ended March 31, 2012, compared with the prior year period, mainly in our homeowner and automobile lines reflecting continued expansion of our ACE Private Risk Service offerings. Our A&H business experienced higher premiums written as well in the three months ended March 31, 2012, compared with the prior year period. This growth was partially offset by lower premiums written in certain casualty and program business reflecting competitive market conditions and adherence to our underwriting standards. In particular, we continued our planned reduction in our U.S. general market workers’ compensation business. In the three months ended March 31, 2012, our wholesale and specialty premiums written were flat compared with the prior year period, reflecting growth in wholesale property and inland marine business and higher agriculture premiums due to the recent acquisition of Penn Millers Insurance Company (Penn Millers), partially offset by declines in premiums written for casualty and professional lines.

Insurance – North American reported a decrease in net premiums earned for the three months ended March 31, 2012, compared with the prior year period. Our retail division experienced lower premiums earned in certain casualty lines; in particular we continued our planned reduction in our U.S. general market worker’s compensation business. Our retail division also had lower premiums earned in professional lines where premiums written had decreased in the past several quarters due to competitive market conditions and adherence to our underwriting standards. In addition, there were less premiums earned associated with a couple of large structured prospective risk management programs in the three months ended March 31, 2012, compared with the prior year period. These decreases were partially offset by growth in our personal lines business reflecting continued expansion of the ACE Private Risk Service product offerings and growth in our A&H business in the three months ended March 31, 2012, compared with the prior year period. Our wholesale and specialty divisions had lower earned premiums for the three months ended March 31, 2012, compared with the prior year period, mainly from our agriculture business where lower retention on our crop/hail business was partially offset by new premiums from the recent acquisition of Penn Millers.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated:

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$322	$292	10%
Agriculture	59	78	(24)%
Casualty	817	890	(8)%
Personal accident (A&H)	89	86	3%

Net premiums earned	$1,287	$1,346	(4)%

	2012 % of Total	2011 % of Total
Property and all other	25%	22%
Agriculture	5%	6%
Casualty	63%	66%
Personal accident (A&H)	7%	6%

Net premiums earned	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2012	2011
Loss and loss expense ratio, as reported	66.0%	73.8%
Catastrophe losses and related reinstatement premiums	(1.3)%	(6.2)%
Prior period development	4.6%	2.6%

Loss and loss expense ratio, adjusted	69.3%	70.2%

Insurance – North American’s net catastrophe losses, excluding reinstatement premiums, for the three months ended March 31, 2012 were $16 million, compared with $76 million in the prior year period. Catastrophe losses for the three months ended March 31, 2012 were primarily related to severe weather-related events in the U.S. Catastrophe losses in the prior year period were primarily related to severe weather-related events in the U.S. and the earthquake in Japan. Insurance – North American experienced net favorable prior period development of $60 million for the three months ended March 31, 2012, compared with net favorable prior period development of $35 million in the prior year period. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2012, compared with the prior year period, primarily due to a reduction in the current accident year loss ratio for several of our property, casualty and professional lines where execution of detailed portfolio management plans has resulted in improved loss ratio performance.

Insurance – North American’s policy acquisition cost ratio decreased slightly for the three months ended March 31, 2012, compared with the prior year period, due to lower acquisition costs in our agriculture business, partially offset by growth in certain businesses, including personal lines and A&H, that carry a higher acquisition rate than our other businesses.

Insurance – North American’s administrative expense ratio increased slightly for the three months ended March 31, 2012, compared with the prior year period, primarily due to a decline in premiums earned from several business units that have a lower administrative expense ratio.

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

	Three Months Ended		% Change
	March 31		Q-12 vs. Q-11
	2012	2011
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,528	$1,410	8%
Net premiums earned	1,391	1,278	9%
Losses and loss expenses	705	852	(17)%
Policy acquisition costs	335	301	11%
Administrative expenses	229	223	3%

Underwriting income (loss)	122	(98)	NM
Net investment income	131	131	0%
Net realized gains (losses)	20	(9)	NM
Interest expense	1	1	0%
Other (income) expense	—	(2)	NM
Income tax expense	38	17	124%

Net income	$234	$8	NM

Loss and loss expense ratio	50.7%	66.7%
Policy acquisition cost ratio	24.1%	23.5%
Administrative expense ratio	16.4%	17.4%

Combined ratio	91.2%	107.6%

Insurance – Overseas General conducts business internationally and in most major foreign currencies.

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended March 31, 2012
	P&C	A&H	Total
Net premiums written:
Growth in original currency	13.6%	3.6%	9.8%
Foreign exchange effect	(1.4)%	(1.4)%	(1.4)%

Growth as reported in U.S. dollars	12.2%	2.2%	8.4%

Net premiums earned:
Growth in original currency	14.2%	4.5%	10.4%
Foreign exchange effect	(1.6)%	(1.4)%	(1.6)%

Growth as reported in U.S. dollars	12.6%	3.1%	8.8%

Insurance – Overseas General’s net premiums written increased for the three months ended March 31, 2012, compared with the prior year period. Retail P&C premiums written increased for the three months ended March 31, 2012, compared with the prior year period, driven by new business opportunities in Latin America, Asia, and European emerging markets. Our A&H premiums written increased as well for the three months ended March 31, 2012, compared with the prior year period, driven by results in Latin America and Asia. In addition, there was favorable impact of reinstatement premiums expensed in the prior year period related to the first quarter 2011 catastrophe activity.

Insurance – Overseas General’s net premiums earned increased for the three months ended March 31, 2012, compared with the prior year period, primarily due to the P&C and A&H premiums written growth noted, plus the prior year period reinstatement premiums expensed.

The following tables provide a line of business breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated:

	Three Months Ended March 31		% Change
			Q-12 vs.
	2012	2011	Q-11
	(in millions of U.S. dollars, except for percentages)
Line of Business
Property and all other	$538	$431	25%
Casualty	333	342	(3)%
Personal accident (A&H)	520	505	3%

Net premiums earned	$1,391	$1,278	9%

	Three Months Ended
	March 31
	2012 % of Total	2011 % of Total

Line of Business
Property and all other	39%	34%
Casualty	24%	27%
Personal accident (A&H)	37%	39%

Net premiums earned	100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2012	2011
Loss and loss expense ratio, as reported	50.7%	66.7%
Catastrophe losses and related reinstatement premiums	(0.1)%	(17.1)%
Prior period development	1.5%	3.5%

Loss and loss expense ratio, adjusted	52.1%	53.1%

Net catastrophe losses, excluding reinstatement premiums, were $2 million for the three months ended March 31, 2012, compared with $187 million in the prior year period. The catastrophe losses for the three months ended March 31, 2012 were as a result of tornado and storm activity in the U.S. The catastrophe losses for the three months ended March 31, 2011 included earthquakes in New Zealand and Japan and Australian storm events. Insurance – Overseas General experienced net favorable prior period development of $22 million and $44 million for the three months ended March 31, 2012 and 2011, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2012, compared with the prior year period, due to the reduction in the current accident year loss ratio across several lines of business in several regions.

Insurance – Overseas General’s policy acquisition cost ratio increased for the three months ended March 31, 2012, compared with the prior year period, due to changes in the mix of business to more retail A&H, which historically includes higher acquisition costs. Insurance – Overseas General’s administrative expense ratio decreased for the three months ended March 31, 2012, compared with the prior year period, due to lower regulatory costs for Combined in the U.K. and Ireland.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended March 31		% Change
			Q-12 vs.
	2012	2011	Q-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$263	$315	(16)%
Net premiums earned	230	260	(11)%
Losses and loss expenses	102	279	(63)%
Policy acquisition costs	43	46	(7)%
Administrative expenses	12	12	0%

Underwriting income (loss)	73	(77)	NM
Net investment income	71	72	(1)%
Net realized gains (losses)	13	(13)	NM
Interest expense	1	—	NM
Other (income) expense	(5)	(6)	17%
Income tax expense	6	10	(40)%

Net income (loss)	$155	$(22)	NM

Loss and loss expense ratio	44.4%	107.3%
Policy acquisition cost ratio	18.7%	17.8%
Administrative expense ratio	5.2%	4.6%

Combined ratio	68.3%	129.7%

Global Reinsurance reported a decrease in net premiums written for the three months ended March 31, 2012, compared with the prior year period, primarily due to lower production resulting from competitive market conditions, adherence to underwriting standards as well as a non-recurring loss portfolio transfer written in the prior year period.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated:

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$42	$45	(7)%
Casualty	120	148	(19)%
Property catastrophe	68	67	1%

Net premiums earned	$230	$260	(11)%

	2012 % of Total	2011 % of Total

Property and all other	18%	17%
Casualty	52%	57%
Property catastrophe	30%	26%

Net premiums earned	100%	100%

Global Reinsurance’s net premiums earned decreased for the three months ended March 31, 2012, compared with the prior year period, primarily due to consecutive annual net decreases in production resulting from competitive market conditions, particularly in casualty and other long-tail lines.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2012	2011
Loss and loss expense ratio, as reported	44.4%	107.3%
Catastrophe losses and related reinstatement premiums	(0.2)%	(58.4)%
Prior period development	4.5%	5.5%

Loss and loss expense ratio, adjusted	48.7%	54.4%

Global Reinsurance recorded net catastrophe losses, excluding reinstatement premiums, of $1 million in the three months ended March 31, 2012, compared with net catastrophe losses of $152 million in the prior year period. The catastrophe losses in the prior year period were primarily related to earthquakes in Japan and New Zealand as well as flooding and storms in Australia. Global Reinsurance experienced net favorable prior period development of $11 million and $14 million in the three months ended March 31, 2012 and 2011, respectively. Refer to “Prior Period Development” for additional information. The decrease in the adjusted loss and loss expense ratio for the three months ended March 31, 2012, compared with the prior year period, was primarily due to a decrease in higher loss ratio casualty business and the period over period impact of a loss portfolio transfer written in the prior year period.

Global Reinsurance’s policy acquisition cost ratio increased for the three months ended March 31, 2012, compared with the prior year period, as a result of the prior year loss portfolio transfer and a change in the mix of business earned.

The administrative expense ratio increased for the three months ended March 31, 2012, compared with the prior year period, as a result of the decline in net premiums earned.

Life

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re) and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on life underwriting income, which includes net investment income and (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$488	$436	12%
Net premiums earned	473	425	11%
Losses and loss expenses	148	138	7%
Policy benefits	147	91	62%
(Gains) losses from fair value changes in separate account assets(1)	(18)	—	NM
Policy acquisition costs	76	76	0%
Administrative expenses	78	74	5%
Net investment income	61	46	33%

Life underwriting income	103	92	12%
Net realized gains (losses)	231	(13)	NM
Interest expense	3	3	0%
Other (income) expense (1)	9	6	50%
Income tax expense	11	14	(21)%

Net income	$311	$56	NM

(1)

(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table provides a line of business breakdown of Life net premiums written for the periods indicated:

	Three Months Ended March 31		% Change
	2012	2011	Q-12 vs. Q-11
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$85	$89	(4)%
Life insurance	160	99	62%
A&H	243	248	(2)%

Life net premiums written	$488	$436	12%

Life insurance net premiums written increased for the three months ended March 31, 2012, compared with the prior year period, primarily due to the acquisition of New York Life’s Korea operations and Hong Kong operations. Life reinsurance net premiums written decreased for the three months ended March 31, 2012, compared with the prior year period, because no new life reinsurance business is currently being written. A&H net premiums written decreased for the three months ended March 31, 2012, compared with the prior year period, due to the continuing effects on the economy resulting in lower new business and renewals.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended March 31, 2012, realized gains were associated with a decreased value of GLB liabilities due to rising equity levels and interest rates partially offset by a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 Index increases.

Other Income and Expense Items

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Equity in net (income) loss of partially-owned entities	$(19)	$(30)
(Gains) losses from fair value changes in separate account assets	(18)	—
Amortization of intangible assets	12	7
Net deferred compensation obligation expense	8	—
Federal excise and capital taxes	4	5
Acquisition-related costs	2	3
Other	8	2

Other (income) expense	$(3)	$(13)

Other (income) expense includes (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense in the consolidated statements of operations. As these are considered capital transactions, they are excluded from underwriting results.

Net Investment Income

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Fixed maturities	$544	$534
Short-term investments	9	13
Equity securities	8	8
Other	8	16

Gross investment income	569	571
Investment expenses	(25)	(27)

Net investment income	$544	$544

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income was unchanged compared with the prior year period. Net investment income resulted from positive operating cash flows and a higher overall average invested asset base from acquisitions, offset by lower yields on new investments and lower private equity fund distributions.

The investment portfolio’s average market yield on fixed maturities was 3.0 percent and 3.5 percent at March 31, 2012 and 2011, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The yield on short-term investments reflects the global nature of our insurance operations (1.5 percent – 2.0 percent yield). For example, yields on short-term investments in Malaysia, Korea, and Ecuador range from 2.8 percent – 3.8 percent.

The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity (3.7 percent – 5.0 percent yield). The strategic emerging debt portfolio represents approximately 65 percent of our equity securities portfolio.

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

The effect of market movements on our available for sale investment portfolio impacts net income (through net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on net income, refer to Note 3 c) to the consolidated financial statements. Additionally, net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities, which result from the revaluation of securities held, are reported as a separate component of Accumulated other comprehensive income in shareholders’ equity in the consolidated balance sheets.

The following tables present our pre-tax net realized and unrealized gains (losses) as well as a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$34	$243	$277	$49	$(39)	$10
Fixed income derivatives	42	—	42	(20)	—	(20)

Total fixed maturities	76	243	319	29	(39)	(10)

Public equity	1	38	39	7	2	9
Other	(4)	4	—	(1)	3	2

Subtotal	73	285	358	35	(34)	1

Derivatives
Fair value adjustment on insurance derivatives	428	—	428	71	—	71
S&P put option and futures	(231)	—	(231)	(71)	—	(71)
Fair value adjustment on other derivatives	(5)	—	(5)	(1)	—	(1)

Subtotal derivatives	192	—	192	(1)	—	(1)

Foreign exchange gains (losses)	(5)	—	(5)	(79)	—	(79)

Total gains (losses)	$260	$285	$545	$(45)	$(34)	$(79)

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities	$(7)	$41	$34	$(4)	$53	$49
Public equity	(1)	2	1	—	7	7
Other	(2)	(2)	(4)	—	(1)	(1)

Total	$(10)	$41	$31	$(4)	$59	$55

Our net realized gains (losses) for the three months ended March 31, 2012, included write-downs of $10 million as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $4 million for the three months ended March 31, 2011.

At March 31, 2012, our investment portfolios held by U.S. legal entities included approximately $86 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $30 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $7 million at March 31, 2012. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Our Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years at March 31, 2012 and 3.7 years at December 31, 2011, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $2.1 billion at March 31, 2012.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2012		December 31, 2011
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$43,468	$41,661	$41,967	$40,450
Fixed maturities held to maturity	8,348	8,117	8,605	8,447
Short-term investments	2,099	2,099	2,301	2,301

	53,915	51,877	52,873	51,198
Equity securities	679	662	647	671
Other investments	2,429	2,221	2,314	2,112

Total investments	$57,023	$54,760	$55,834	$53,981

The fair value of our total investments increased $1.2 billion during the three months ended March 31, 2012, primarily due to the investing of operating cash flows and unrealized appreciation.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2012 and December 31, 2011. The first table lists investments according to type and the second according to S&P credit rating:

	March 31, 2012		December 31, 2011
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,451	5%	$2,361	5%
Agency	1,811	3%	1,725	3%
Corporate and asset-backed securities	17,618	33%	17,030	32%
Mortgage-backed securities	12,800	24%	13,237	25%
Municipal	3,295	6%	2,888	6%
Non-U.S.	13,841	26%	13,331	25%
Short-term investments	2,099	3%	2,301	4%

Total	$53,915	100%	$52,873	100%

AAA	$9,115	17%	$9,284	18%
AA	20,665	38%	20,562	39%
A	10,523	20%	10,106	19%
BBB	6,244	12%	6,152	12%
BB	4,009	7%	3,755	7%
B	2,828	5%	2,428	4%
Other	531	1%	586	1%

Total	$53,915	100%	$52,873	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education and utilities (water, power, and sewers). As of March 31, 2012, one state, including political subdivisions and other municipal issuers within the state, represented approximately 18 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 71 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 40 percent and 60 percent between general obligation and special revenue bonds, respectively.

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 79 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is AA and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored on a daily basis by us via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
United Kingdom	$1,201	$1,171
Canada	944	916
Republic of Korea	467	444
Germany	405	394
Japan	368	367
Province of Ontario	241	231
Federative Republic of Brazil	179	171
Province of Quebec	156	147
Kingdom of Thailand	145	145
Swiss Confederation	140	133
Federation of Malaysia	139	138
France	135	132
Commonwealth of Australia	128	120
People’s Republic of China	128	124
State of Queensland	127	121
United Mexican States	88	83
State of New South Wales	80	77
Taiwan	59	57
State of Victoria	51	49
Dominion of New Zealand	39	39
Socialist Republic of Vietnam	38	37
Province of British Columbia	37	35
Republic of Austria	37	36
Province of Manitoba	36	35
State of Qatar	35	34
Other Non-U.S. Government(1)	517	503

Non-U.S. Government Securities	5,920	5,739
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)	2,433	2,362
Other Non-U.S. Corporate	5,488	5,256

Total	$13,841	$13,357

(1)	Includes investments in Spain and Italy of $0.4 million. There are no investments in Portugal, Ireland, or Greece. Our gross and net Eurozone Non-U.S. Government Securities exposure is the same.
(2)	Refer to the following table for further detail on Eurozone Non-U.S. Corporate Securities. Our gross and net Eurozone Non-U.S. Corporate Securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at March 31, 2012:

	Market Value by Industry
	Bank	Financial	Industrial	Utility	Total	Amortized Cost
	(in millions of U.S. dollars)
Netherlands	$235	$137	$287	$119	$778	$751
France	116	40	115	144	415	409
Germany	330	—	66	8	404	391
Luxembourg	26	—	225	93	344	332
Euro Supranational	216	—	—	—	216	210
Ireland	12	1	85	20	118	113
Spain	19	4	46	6	75	76
Italy	14	1	10	2	27	26
Austria	20	—	5	—	25	24
Finland	7	—	5	3	15	14
Belgium	—	—	14	1	15	14
Portugal	—	—	1	—	1	2

Eurozone Non-U.S. Corporate Securities	$995	$183	$859	$396	$2,433	$2,362

The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at March 31, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
KFW	$211	$206
European Investment Bank	189	184
Rabobank Nederland NV	119	115
Deutsche Bank AG	46	45
Bank Nederlandse Gemeenten	39	38
BNP Paribas SA	33	32
ABN AMRO Group NV	33	31
Credit Agricole Groupe	28	28
Nederlandse Waterschapsbank NV	21	21
Groupe BPCE	20	19

The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at March 31, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
EDF SA	$79	$79
ING Groep NV	77	77
Deutsche Telekom AG	70	63
Royal Dutch Shell PLC	63	60
Intelsat SA	62	60
Telefonica SA	42	42
ArcelorMittal	42	40
Gazprom OAO	39	37
Liberty Global Inc	39	36
France Telecom SA	37	35

The table below summarizes our largest exposures to corporate bonds by market value at March 31, 2012:

Market Value
(in millions of U.S. dollars)
JP Morgan Chase & Co	$433
General Electric Co	432
Citigroup Inc	359
Bank of America Corp	327
The Goldman Sachs Group Inc	324
Morgan Stanley	284
Verizon Communications Inc	280
AT&T INC	242
HSBC Holdings Plc	211
Wells Fargo & Co	197
Lloyds Banking Group Plc	187
Kraft Foods Inc	169
Comcast Corp	166
Royal Bank of Scotland Group Plc	163
Time Warner Cable Inc	141
ConocoPhillips	138
Barclays Plc	133
American Express Co	124
BP Plc	123
UBS AG	121
Pfizer Inc	119
Rabobank Nederland NV	119
Dominion Resources Inc/VA	118
Credit Suisse Group	117
Philip Morris International Inc	110

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at March 31, 2012, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency residential mortgage-backed (RMBS)	$—	$10,869	$—	$—	$—	$10,869
Non-agency RMBS	181	18	22	16	456	693
Commercial mortgage-backed	1,203	18	10	7	—	1,238

Total mortgage-backed securities	$1,384	$10,905	$32	$23	$456	$12,800

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency RMBS	$—	$10,467	$—	$—	$—	$10,467
Non-agency RMBS	181	18	23	17	547	786
Commercial mortgage-backed	1,130	15	10	6	—	1,161

Total mortgage-backed securities	$1,311	$10,500	$33	$23	$547	$12,414

Our mortgage-backed securities are rated predominantly AA and comprise approximately 24 percent of our fixed income portfolio. This compares with a 33 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at the end of the first quarter of 2012. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 94 percent of our total RMBS portfolio. Our non-agency RMBS are backed primarily by prime collateral and are broadly diversified in over 92,000 loans. This portfolio’s original loan-to-value ratio is approximately 67 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of six percent, the cumulative 5-year foreclosure rate would have to rise to 10 percent from current levels before principal is significantly impaired. The foreclosure rate of our non-agency RMBS portfolio at March 31, 2012 was eight percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 14,000 loans with 54 percent of the portfolio issued before 2006 and 32 percent issued after 2009. The average loan-to-value ratio is approximately 65 percent with a debt service coverage ratio in excess of 1.8 and weighted-average subordinated collateral of 31 percent. The cumulative foreclosure rate would have to rise to 43 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at March 31, 2012 was approximately 2.7 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At March 31, 2012, our fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 950 issuers, with the greatest single exposure being $91 million.

We manage high yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates

As of March 31, 2012, with the exception noted below, there were no material changes to our critical accounting estimates. Refer to Note 1 to the consolidated financial statements for additional information. For full discussion of our critical accounting estimates, refer to Item 7 in our 2011 Form 10-K.

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Previously reported amounts and ratios have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.

Reinsurance recoverable on ceded reinsurance

The following table shows a composition of our reinsurance recoverable for the periods indicated:

	March 31	December 31
	2012	2011
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$11,318	$11,602
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	739	787

Net reinsurance recoverable on losses and loss expenses	$12,057	$12,389

Reinsurance recoverable on policy benefits	$243	$249

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.8 billion of collateral. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to collections relating to prior period catastrophe events and run-off operations and favorable prior period development.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At March 31, 2012, our gross unpaid loss and loss expense reserves were $37.2 billion and our net unpaid loss and loss expense reserves were $25.9 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, our loss reserves are not discounted for the time value of money. In connection with such structured settlements, we carry net discounted reserves of $57 million.

The table below presents a roll-forward of our unpaid losses and loss expenses:

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2011	$37,477	$11,602	$25,875
Losses and loss expenses incurred	2,361	557	1,804
Losses and loss expenses paid	(2,876)	(931)	(1,945)
Other (including foreign exchange translation)	285	90	195

Balance at March 31, 2012	$37,247	$11,318	$25,929

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves:

	March 31, 2012			December 31, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$16,768	$5,482	$11,286	$17,143	$5,681	$11,462
IBNR reserves	20,479	5,836	14,643	20,334	5,921	14,413

Total	$37,247	$11,318	$25,929	$37,477	$11,602	$25,875

Asbestos and Environmental (A&E) and Other Run-off Liabilities

There was no unexpected A&E reserve activity during the three months ended March 31, 2012. Refer to our 2011 Form 10-K for additional information.

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

At March 31, 2012, Level 3 assets represented four percent of assets that are measured at fair value and two percent of total assets. Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and one percent of our total liabilities. During the three months ended March 31, 2012, we transferred $25 million out of our Level 3 assets. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three months ended March 31, 2012 and 2011.

Guaranteed living benefits (GLB) derivatives

Under life reinsurance programs covering living benefit guarantees, we assumed the risk of GLBs associated with variable annuity (VA) contracts. We ceased writing this business in 2007. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the accounting guidance related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as Policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheet and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 3. Refer to our 2011 Form 10-K for additional information.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Key factors affecting the GMIB annuitization rate include investment performance and the level of interest rates after the GMIB waiting period, since these factors determine the value of the guarantee to the policyholder. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees. In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients representing approximately 36 percent of the total GMIB guaranteed value there are several years of annuitization experience – for those clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB – it is over 13 percent). For most clients there is not a credible amount of observable relevant behavior data and so we use a weighted average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, our GMIB reinsurance treaties include claim limits to protect us in the event that actual annuitization behavior is significantly higher than expected.

During the quarter ended March 31, 2012, no material changes were made to actuarial or behavior assumptions.

During the quarter ended March 31, 2012, we recorded realized gains of $456 million primarily due to decreasing net fair value of reported GLB reinsurance liabilities resulting substantially from rising equity markets and, to a lesser extent, rising interest rates. This excludes realized losses of $231 million, during the quarter ended March 31, 2012 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the quarters ended March 31, 2012 and 2011.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The different categories of claim limits are described below:

•

Reinsurance programs covering guaranteed minimum death benefits (GMDB) with an annual claim limit of 2 percent of account value. This category accounts for approximately 65 percent of the total reinsured GMDB guaranteed value. Less than 1 percent of the guaranteed value in this category has additional reinsurance coverage for GLB.

•

Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 20 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 70 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 50 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $380 million as of March 31, 2012. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

•

Reinsurance programs covering GMDB and guaranteed minimum accumulation benefits (GMAB). This category accounts for approximately 15 percent of the total reinsured GLB guaranteed value and 15 percent of the total reinsured GMDB guaranteed value. These reinsurance programs are quota-share agreements with the quota-share decreasing as the ratio of account value to guaranteed value decreases. The quota-share is 100 percent for ratios between 100 percent and 75 percent, 60 percent for additional losses on ratios between 75 percent and 45 percent, and 30 percent for further losses on ratios below 45 percent. Approximately 35 percent of guaranteed value in this category is also subject to a claim deductible of 8.8 percent of guaranteed value (i.e., our reinsurance coverage would only pay when the ratio of account value to guaranteed value is below 91.2 percent).

•

Reinsurance programs covering GMIB with an annual claim limit. This category accounts for approximately 50 percent of the total reinsured GLB guaranteed value. The annual claim limit is 10 percent of guaranteed value on over 95 percent of the guaranteed value in this category. Additionally, reinsurance programs in this category have an annual annuitization limit that ranges between 17.5 percent and 30 percent with approximately 40 percent of guaranteed value subject to an annuitization limit of 20 percent or under, and the remaining 60 percent subject to an annuitization limit of 30 percent. Approximately 40 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 40 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

•

Reinsurance programs covering GMIB with aggregate claim limit. This category accounts for approximately 35 percent of the total reinsured GLB guaranteed value. The aggregate claim limit for reinsurance programs in this category is approximately $1.9 billion. Additionally, reinsurance programs in this category have an annual annuitization limit of 20 percent and approximately 55 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 45 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $(41) million and $38 million at March 31, 2012 and December 31, 2011, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
2012 and prior	8%
2013	23%
2014	18%
2015	5%
2016	5%
2017	19%
2018	16%
2019 and after	6%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended March 31
	2012	2011
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$23	$26
Less paid claims	29	26

Net	$(6)	$—

Living Benefits (Includes GMIB and GMAB)
Premium	$40	$42
Less paid claims	1	1

Net	$39	$41

Total VA Guaranteed Benefits
Premium	$63	$68
Less paid claims	30	27

Net	$33	$41

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $93 million of claims and $87 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)

Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $3 million of claims and $152 million of premium on living benefits over the next 12 months.

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

Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at January 1, 2012.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at March 31, 2012, and March 31, 2011. The table also shows ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at March 31, 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.7 billion (or seven percent of our total shareholders’ equity at March 31, 2012). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 0.9 percent.

	U.S. Hurricanes				California Earthquakes
	March 31, 2012			March 31, 2011	March 31, 2012			March 31, 2011
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE

	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,746	7%	0.9%	$1,230	$777	3%	1.9%	$795
1-in-250	$2,359	9%	0.9%	$1,684	$980	4%	1.6%	$934

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

During 2011, ACE conducted an in-depth review of hurricane risk, including assessment of the latest third-party hurricane model which had significant increase in hazard and vulnerability estimates. The above hurricane PMLs at March 31, 2012 reflect the findings from that review, including full implementation of the revised models, a multi-model framework for risk assessment, and custom model output adjustments to better reflect ACE’s underlying exposure profile.

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

There were no significant changes to ACE’s coverage under its Property Catastrophe Program during the first quarter, except for the January 1, 2012 renewal of the North American Core Program, addition of a Global layer to the North American and International Core Programs and upward adjustment of the attachment points on the North American Calabash program. Refer to our 2011 Form 10-K for additional information.

Crop insurance

ACE is one of the leading writers of crop insurance in the U.S. Our crop insurance business primarily comprises two components – Multi-Peril Crop Insurance (MPCI) and hail insurance. The MPCI program is a partnership with the U.S. Department of Agriculture (USDA), which sets the terms and conditions of the program under the annual Standard Reinsurance Agreement (SRA). Given the crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.

There were no changes to our crop insurance program or to the SRA during the three months ended March 31, 2012. Refer to our 2011 Form 10-K for additional information.

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2012. In addition to cash from operations, we have agreements with a third party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At March 31, 2012, our available credit lines totaled $2.4 billion and usage to support issued letters of credit was $1.9 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at March 31, 2012. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2011 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2012, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited received no dividends from its Bermuda subsidiaries during the three months ended March 31, 2012. ACE Limited received dividends of $500 million from its Bermuda subsidiaries during the three months ended March 31, 2011.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the three months ended March 31, 2012 and 2011. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2012 and 2011.

Our consolidated net cash flows from operating activities were $572 million in the three months ended March 31, 2012, compared with $1.0 billion in the prior year period. Net loss and loss expenses paid were $1,945 million in the three months ended March 31, 2012, compared with $1,963 million in the prior year period. Operating cash flow decreased in the three months ended March 31, 2012, primarily due to net payments of insurance and reinsurance balances including the return of $141 million of cash collateral received in 2011 related to a large insurance transaction. Some or all of the remaining $62 million of collateral received in 2011 may change to non-cash collateral, which would ultimately result in a reduction in future operating cash flows.

Our consolidated net cash flows used for investing activities were $615 million in the three months ended March 31, 2012, compared with $631 million in the prior year period. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.

Our consolidated net cash flows from financing activities were $139 million in the three months ended March 31, 2012, compared with net cash flows used for financing activities of $37 million in the prior year period. Financing cash flows included $281 million of proceeds from issuance of short-term debt, net of repayments and $11 million for share repurchases in the current period, compared with $100 million and $68 million in the prior year period, respectively. Dividends paid on Common Shares were $159 million in the three months ended March 31, 2012, compared with $112 million in the prior year period.

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

In the current low interest rate environment, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At March 31, 2012, there were $1.4 billion in reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	March 31 2012	December 31 2011
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,531	$ 1,251
Long-term debt	3,360	3,360

Total debt	4,891	4,611
Trust preferred securities	309	309
Total shareholders’ equity	25,431	24,332

Total capitalization	$30,631	$29,252

Ratio of debt to total capitalization	16.0%	15.8%
Ratio of debt plus trust preferred securities to total capitalization	17.0%	16.8%

The following table reports the significant movements in our shareholders’ equity:

March 31, 2012
(in millions of U.S. dollars)
Balance at December 31, 2011	$24,332
Net income	973
Dividends declared on Common Shares	(200)
Change in net unrealized appreciation on investments, net of tax	243
Repurchase of shares	(7)
Change in net cumulative translation, net of tax	56
Other movements, net of tax	34

Balance at March 31, 2012	$25,431

During January 2012, we repurchased $7 million of Common Shares in a series of open market transactions under the August 2011 and November 2010 Board of Directors authorizations. At March 31, 2012, $461 million in share repurchase authorizations remained through December 31, 2012. As of March 31, 2012 there were 4,179,030 Common Shares in treasury with a weighted average cost of $54.43 per share.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

Dividends

We have paid dividends each quarter since we became a public company in 1993. Following ACE’s redomestication to Switzerland in July 2008 through March 31, 2011, dividends were distributed by way of a par value reduction. Subsequent dividends were distributed from capital contributions reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings under the method approved by our shareholders at the May 2011 annual general meeting. The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
January 10, 2012	January 31, 2012	$0.47 (CHF 0.44)
March 30, 2012	April 20, 2012	$0.47 (CHF 0.42)

On April 23, 2012, we proposed to our shareholders as part of the Proxy statement agenda to approve dividends in the form of a distribution by way of par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law. As in prior years, we are requesting shareholder approval for an annual par value reduction amount, to be paid to shareholders pursuant to a formula in four equal installments. This method of dividend distribution, if approved by our shareholders at the May 16, 2012 annual general meeting, will be effective beginning with the second quarter 2012 dividend.

Recent accounting pronouncements

Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our 2011 Form 10-K.

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

At March 31, 2012, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit below average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended March 31, 2012, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at March 31, 2012, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending March 31, 2012.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at March 31, 2012 and show the sensitivity, at March 31, 2012, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until 2013 or later). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter to various changes, it is necessary to assume an additional $30 million to $50 million increase in Gross FVL and realized losses. However, this realized loss is roughly offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period, with little or no impact to Net income. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in Gross FVL	$474	$279	$20	$(304)	$(685)	$(1,118)
	Increase/(decrease) in hedge value	(240)	(4)	234	474	717	964

	Increase/(decrease) in net income	$234	$275	$254	$170	$32	$(154)

Flat	(Increase)/decrease in Gross FVL	$266	$—	$(331)	$(722)	$(1,167)	$(1,657)
	Increase/(decrease) in hedge value	(237)	—	239	480	724	971

	Increase/(decrease) in net income	$29	$—	$(92)	$(242)	$(443)	$(686)

-100 bps	(Increase)/decrease in Gross FVL	$(96)	$(438)	$(842)	$(1,304)	$(1,809)	$(2,343)
	Increase/(decrease) in hedge value	(233)	5	244	486	731	979

	Increase/(decrease) in net income	$(329)	$(433)	$(598)	$(818)	$(1,078)	$(1,364)

Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	+100	-100	+2%	-2%	+2%	-2%
	(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL	$130	$(132)	$(6)	$—	$(22)	$20
Increase/(decrease) in hedge value	—	—	—	—	4	(4)

Increase/(decrease) in net income	$130	$(132)	$(6)	$—	$(18)	$16

Sensitivities to Actuarial Assumptions

	Mortality
	+20%	+10%	-10%	-20%
	(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL	$30	$15	$(15)	$(31)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$30	$15	$(15)	$(31)

	Lapses
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL	$312	$174	$(210)	$(464)
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$312	$174	$(210)	$(464)

	Annuitization
	+50%	+25%	-25%	-50%
	(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL	$(268)	$(153)	$189	$377
Increase/(decrease) in hedge value	—	—	—	—

Increase/(decrease) in net income	$(268)	$(153)	$189	$377

The above tables assume equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Our liabilities are sensitive to global equity markets in the following proportions: 70 percent – 80 percent U.S. equity, 10 percent – 20 percent international equity ex-Japan, 5 percent – 15 percent Japan equity. We would suggest using the S&P 500 index as a proxy for U.S. equity, the MSCI ex Japan index as a proxy for international equity, and the TOPIX as a proxy for Japan equity. Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent – 15 percent short-term rates (maturing in less than 5 years), 20 percent – 30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent – 70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from March 31, 2012 market levels.

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

Variable Annuity Net Amount at Risk

a) Reinsurance covering the GMDB risk only

The table below shows the net amount at risk at March 31, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GMDB net amount at risk	$1,255	$1,488	$2,174	$2,568	$2,486	$2,114
Claims at 100% immediate mortality	778	513	349	326	297	264

At March 31, 2012 and December 31, 2011 the net amount at risk from reinsurance programs covering the GMDB risk only was $1.5 billion and $1.8 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2012 and December 31, 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at March 31, 2012 was approximately $500 million. This takes into account all applicable reinsurance treaty claim limits.

In addition, the table shows the total claim amount payable on reinsurance programs covering the GMDB risk only, if all of the cedants’ policyholders were to die immediately at March 31, 2012. This takes into account all applicable reinsurance treaty claim limits.

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

b) Reinsurance covering the GLB risk only

The table below shows the net amount at risk at March 31, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GLB net amount at risk	$48	$221	$765	$1,642	$2,378	$2,549

At March 31, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $221 million and $380 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2012 and December 31, 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

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

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

The table below shows the net amount at risk at March 31, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GMDB net amount at risk	$82	$136	$196	$251	$312	$370
GLB net amount at risk	324	660	1,176	1,820	2,412	2,731
Claims at 100% immediate mortality	421	796	1,041	1,247	1,433	1,623

At March 31, 2012 and December 31, 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $136 million and $182 million, respectively.

At March 31, 2012 and December 31, 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $660 million and $998 million, respectively.

These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.

In addition, the table shows the total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at March 31, 2012. This takes into account all applicable reinsurance treaty claim limits. Although this calculation shows an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero in this scenario.

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2012 and December 31, 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

Item 4. Controls and Procedures

ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2012. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

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

Further information relating to legal proceedings is set forth in Note 6 d) to the consolidated financial statements which is hereby incorporated herein by reference.

Item 1A. Risk Factors

Refer to “Risk Factors” under Item 1A of Part I of our 2011 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended March 31, 2012:

Issuer’s Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
January 1 through January 31	111,119	$69.73	100,000	$461 million
February 1 through February 29	587,091	73.08	—	$461 million
March 1 through March 31	3,227	72.56	—	$461 million

Total	701,437

(1)	This column includes activity related to open market share repurchases and to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	The aggregate value of shares purchased in January 2012 as part of the publicly announced plan was $7 million.
(3)	The $461 million of remaining authorizations expire December 31, 2012.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED (Registrant)

May 2, 2012	/S/ EVAN G. GREENBERG

Evan G. Greenberg
Chairman, President and Chief Executive Officer

May 2, 2012	/S/ PHILIP V. BANCROFT

Philip V. Bancroft
Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

3.1	Articles of Association of the Company, as amended and restated	8-K	3	March 12, 2012

4.1	Articles of Association of the Company, as amended and restated	8-K	4	March 12, 2012

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements				X