Form 10-Q
period 2012-06-30
ACE Ltd
filed 2012-08-01
CIK 896159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

                                                         YES   ☐                                                 NO  ☒

The number of registrant’s Common Shares (CHF 29.79 par value) outstanding as of July 18, 2012 was 339,092,347.

ACE LIMITED

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30 2012	December 31 2011
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $42,316 and $40,450) (includes hybrid financial instruments of $381 and $357)	$44,386	$41,967
Fixed maturities held to maturity, at amortized cost (fair value – $8,062 and $8,605)	7,782	8,447
Equity securities, at fair value (cost – $724 and $671)	729	647
Short-term investments, at fair value and amortized cost	2,260	2,301
Other investments (cost – $2,297 and $2,112)	2,524	2,314

Total investments	57,681	55,676
Cash	617	614
Securities lending collateral	2,247	1,375
Accrued investment income	542	547
Insurance and reinsurance balances receivable	4,985	4,387
Reinsurance recoverable on losses and loss expenses	11,752	12,389
Reinsurance recoverable on policy benefits	257	249
Deferred policy acquisition costs	1,710	1,548
Value of business acquired	637	676
Goodwill and other intangible assets	4,826	4,799
Prepaid reinsurance premiums	1,775	1,541
Deferred tax assets	557	673
Investments in partially-owned insurance companies (cost – $333 and $345)	339	352
Other assets	2,776	2,495

Total assets	$90,701	$87,321

Liabilities
Unpaid losses and loss expenses	$36,850	$37,477
Unearned premiums	7,044	6,334
Future policy benefits	4,436	4,274
Insurance and reinsurance balances payable	3,490	3,542
Deposit liabilities	687	663
Securities lending payable	2,253	1,385
Payable for securities purchased	692	287
Accounts payable, accrued expenses, and other liabilities	4,255	3,948
Income taxes payable	162	159
Short-term debt	1,401	1,251
Long-term debt	3,360	3,360
Trust preferred securities	309	309

Total liabilities	64,939	62,989

Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 29.79 and CHF 30.27 par value; 342,832,412 shares issued; 339,060,885 and 336,927,276 shares outstanding)	9,927	10,095
Common Shares in treasury (3,771,527 and 5,905,136 shares)	(206)	(327)
Additional paid-in capital	5,075	5,326
Retained earnings	8,628	7,327
Accumulated other comprehensive income (AOCI)	2,338	1,911

Total shareholders’ equity	25,762	24,332

Total liabilities and shareholders’ equity	$90,701	$87,321

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$4,130	$3,953	$7,702	$7,399
Change in unearned premiums	(347)	(196)	(538)	(333)

Net premiums earned	3,783	3,757	7,164	7,066
Net investment income	537	569	1,081	1,113
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(10)	(9)	(20)	(14)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	1	—	2

Net OTTI losses recognized in income	(10)	(8)	(20)	(12)
Net realized gains (losses) excluding OTTI losses	(384)	(65)	(114)	(106)

Total net realized gains (losses)	(394)	(73)	(134)	(118)

Total revenues	3,926	4,253	8,111	8,061

Expenses
Losses and loss expenses	2,119	2,226	3,923	4,489
Policy benefits	102	108	249	199
Policy acquisition costs	619	612	1,201	1,171
Administrative expenses	514	518	1,024	1,017
Interest expense	62	62	124	125
Other (income) expense	34	12	31	(1)

Total expenses	3,450	3,538	6,552	7,000

Income before income tax	476	715	1,559	1,061
Income tax expense	148	121	258	217

Net income	$328	$594	$1,301	$844

Other comprehensive income
Unrealized appreciation	$313	$303	$638	$369
Reclassification adjustment for net realized gains included in net income	(58)	(78)	(91)	(134)

	255	225	547	235
Change in:
Cumulative translation adjustment	(116)	69	(28)	301
Pension liability	1	1	(1)	(5)

Other comprehensive income, before income tax	140	295	518	531
Income tax expense related to OCI items	(11)	(88)	(91)	(136)

Other comprehensive income	129	207	427	395

Comprehensive income	$457	$801	$1,728	$1,239

Earnings per share
Basic earnings per share	$0.96	$1.75	$3.83	$2.50

Diluted earnings per share	$0.96	$1.74	$3.80	$2.48

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30
	2012	2011
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,095	$10,161
Exercise of stock options	—	50
Dividends declared on Common Shares-par value reduction	(168)	(113)

Balance – end of period	9,927	10,098

Common Shares in treasury
Balance – beginning of period	(327)	(330)
Common Shares repurchased	(7)	—
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	128	80

Balance – end of period	(206)	(250)

Additional paid-in capital
Balance – beginning of period	5,326	5,623
Net shares redeemed under employee share-based compensation plans	(100)	(111)
Exercise of stock options	(12)	20
Share-based compensation expense and other	61	71
Funding of dividends declared to Retained earnings	(200)	(119)

Balance – end of period	5,075	5,484

Retained earnings
Balance – beginning of period, as reported	7,327	5,926
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	(139)

Balance – beginning of period, as adjusted	7,327	5,787
Net income	1,301	844
Funding of dividends declared from Additional paid-in capital	200	119
Dividends declared on Common Shares	(200)	(119)

Balance – end of period	8,628	6,631

Deferred compensation obligation
Balance – beginning and end of period	$—	$2

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

(Unaudited)

	Six Months Ended June 30
	2012	2011
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	$1,715	$1,399
Change in period, net of income tax expense of $(96) and $(60)	451	175

Balance – end of period	2,166	1,574

Cumulative translation adjustment
Balance – beginning of period	258	262
Change in period, net of income tax benefit (expense) of $5 and $(77)	(23)	224

Balance – end of period	235	486

Pension liability adjustment
Balance – beginning of period	(62)	(67)
Change in period, net of income tax benefit of nil and $1	(1)	(4)

Balance – end of period	(63)	(71)

Accumulated other comprehensive income	2,338	1,989

Common Shares issued to employee trust
Balance – beginning and end of period	—	(2)

Total shareholders’ equity	$25,762	$23,952

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2012	2011
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,301	$844
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	134	118
Amortization of premiums/discounts on fixed maturities	103	63
Deferred income taxes	1	45
Unpaid losses and loss expenses	(644)	1,001
Unearned premiums	780	478
Future policy benefits	54	37
Insurance and reinsurance balances payable	(60)	449
Accounts payable, accrued expenses, and other liabilities	(9)	3
Income taxes payable	—	(91)
Insurance and reinsurance balances receivable	(551)	(578)
Reinsurance recoverable on losses and loss expenses	626	(296)
Reinsurance recoverable on policy benefits	48	29
Deferred policy acquisition costs	(159)	(137)
Prepaid reinsurance premiums	(283)	(156)
Other	42	254

Net cash flows from operating activities	1,383	2,063

Cash flows from investing activities
Purchases of fixed maturities available for sale	(11,522)	(13,041)
Purchases of to be announced mortgage-backed securities	(165)	(642)
Purchases of fixed maturities held to maturity	(136)	(234)
Purchases of equity securities	(93)	(170)
Sales of fixed maturities available for sale	7,840	9,346
Sales of to be announced mortgage-backed securities	192	639
Sales of equity securities	33	347
Maturities and redemptions of fixed maturities available for sale	2,280	1,758
Maturities and redemptions of fixed maturities held to maturity	739	656
Net derivative instruments settlements	(133)	(46)
Acquisition of subsidiaries (net of cash acquired of $95 in 2011)	(30)	(380)
Other	(255)	(132)

Net cash flows used for investing activities	(1,250)	(1,899)

Cash flows from financing activities
Dividends paid on Common Shares	(318)	(223)
Common Shares repurchased	(11)	(68)
Proceeds from issuance of short-term debt	1,532	3,311
Repayment of short-term debt	(1,381)	(3,211)
Proceeds from share-based compensation plans	55	76

Net cash flows used for financing activities	(123)	(115)

Effect of foreign currency rate changes on cash and cash equivalents	(7)	12

Net increase in cash	3	61
Cash – beginning of period	614	772

Cash – end of period	$617	$833

Supplemental cash flow information
Taxes paid	$259	$265
Interest paid	$119	$112

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

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Prior year amounts contained in these consolidated financial statements have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

c) Accounting guidance adopted

Accounting for costs associated with acquiring or renewing insurance contracts

In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. We adopted this guidance retrospectively effective January 1, 2012 and reduced Retained earnings as of January 1, 2011 by $139 million which represents the cumulative effect of adjustment resulting from adoption of new accounting guidance. We adjusted prior year amounts contained in these consolidated financial statements to reflect the effect of adjustment from adoption of new accounting guidance including reducing Deferred policy acquisition costs and Retained earnings by $213 million and $181 million, respectively, as of December 31, 2011. The reduction to Deferred policy acquisition costs is primarily due to lower deferrals associated with unsuccessful efforts. We also reduced Net income by $12 million, or $0.03 per share, and $22 million, or $0.06 per share, for the three and six months ended June 30, 2011, respectively.

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

2. Acquisitions

On June 13, 2012, we announced that we and our local partner had signed a definitive agreement to acquire PT Asuransi Jaya Proteksi (JaPro), one of Indonesia’s leading general insurers. This transaction, which is subject to regulatory approvals and other closing conditions, is expected to be completed by the end of 2012.

We acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $450 million in cash. These acquired businesses operate under our Life segment, expand our presence in the North Asia market and complement our life insurance business established in that region. In 2012, we finalized purchase price allocations resulting in $91 million of goodwill, none of which is expected to be deductible for income tax purposes, and $163 million of intangible assets. The most significant intangible asset is VOBA.

We acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011 for approximately $107 million in cash. PMHC’s primary insurance subsidiary, Penn Millers Insurance Company, is a well-established underwriter in the agribusiness market since 1887. PMHC operates under our Insurance – North American segment.

We acquired Rio Guayas Compania de Seguros y Reaseguros (Rio Guayas), a general insurance company in Ecuador on December 28, 2011. Rio Guayas sells a range of insurance products, including auto, life, property, and A&H. The acquisition of Rio Guayas expands our capabilities in terms of geography, products, and distribution. Rio Guayas operates under our Insurance – Overseas General segment.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

3. Investments

a) Fixed maturities

The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

	June 30, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,106	$188	$—	$3,294	$—
Foreign	12,745	571	(48)	13,268	(1)
Corporate securities	14,432	938	(71)	15,299	(12)
Mortgage-backed securities	9,815	446	(80)	10,181	(93)
States, municipalities, and political subdivisions	2,218	128	(2)	2,344	—

	$42,316	$2,271	$(201)	$44,386	$(106)

Held to maturity
U.S. Treasury and agency	$1,091	$45	$—	$1,136	$—
Foreign	921	32	(4)	949	—
Corporate securities	2,207	82	(7)	2,282	—
Mortgage-backed securities	2,448	98	(2)	2,544	—
States, municipalities, and political subdivisions	1,115	40	(4)	1,151	—

	$7,782	$297	$(17)	$8,062	$—

	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,774	$186	$—	$2,960	$—
Foreign	12,025	475	(99)	12,401	(2)
Corporate securities	14,055	773	(135)	14,693	(22)
Mortgage-backed securities	9,979	397	(175)	10,201	(151)
States, municipalities, and political subdivisions	1,617	96	(1)	1,712	—

	$40,450	$1,927	$(410)	$41,967	$(175)

Held to maturity
U.S. Treasury and agency	$1,078	$48	$—	$1,126	$—
Foreign	935	18	(23)	930	—
Corporate securities	2,338	44	(45)	2,337	—
Mortgage-backed securities	2,949	90	(3)	3,036	—
States, municipalities, and political subdivisions	1,147	32	(3)	1,176	—

	$8,447	$232	$(74)	$8,605	$—

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and six months ended June 30, 2012, $16 million and $84 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and six months ended June 30, 2011, $25 million and $8 million, respectively, of net unrealized depreciation related to such securities is included in OCI. At June 30, 2012 and December 31, 2011, AOCI includes net unrealized depreciation of $74 million and $155 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 6 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 86 percent and 84 percent of the total mortgage-backed securities at June 30, 2012 and December 31, 2011, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale
Due in 1 year or less	$2,299	$2,329	$2,321	$2,349
Due after 1 year through 5 years	12,330	12,802	12,325	12,722
Due after 5 years through 10 years	13,839	14,694	12,379	12,995
Due after 10 years	4,033	4,380	3,446	3,700

	32,501	34,205	30,471	31,766
Mortgage-backed securities	9,815	10,181	9,979	10,201

	$42,316	$44,386	$40,450	$41,967

Held to maturity
Due in 1 year or less	$669	$676	$393	$396
Due after 1 year through 5 years	1,811	1,858	2,062	2,090
Due after 5 years through 10 years	2,202	2,296	2,376	2,399
Due after 10 years	652	688	667	684

	5,334	5,518	5,498	5,569
Mortgage-backed securities	2,448	2,544	2,949	3,036

	$7,782	$8,062	$8,447	$8,605

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

b) Equity securities

The following table presents the cost and fair value of equity securities:

	June 30 2012	December 31 2011
	(in millions of U.S. dollars)
Cost	$724	$671
Gross unrealized appreciation	29	18
Gross unrealized depreciation	(24)	(42)

Fair value	$729	$647

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

For the three and six months ended June 30, 2012, credit losses recognized in net income for corporate securities were $1 million and $4 million, respectively. There were no credit losses recognized in net income for corporate securities in 2011.

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

For the three and six months ended June 30, 2012, credit losses recognized in net income for mortgage-backed securities were nil and $3 million, respectively. For the three and six months ended June 30, 2011, credit losses recognized in net income for mortgage-backed securities were $2 million and $3 million, respectively.

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(1)	$(6)	$(8)	$(11)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	1	—	2

OTTI on fixed maturities, net	(1)	(5)	(8)	(9)
Gross realized gains excluding OTTI	104	108	216	217
Gross realized losses excluding OTTI	(35)	(29)	(106)	(85)

Total fixed maturities	68	74	102	123

Equity securities:
OTTI on equity securities	(4)	—	(5)	—
Gross realized gains excluding OTTI	—	4	2	12
Gross realized losses excluding OTTI	(1)	—	(1)	(1)

Total equity securities	(5)	4	(4)	11

OTTI on other investments	(5)	(3)	(7)	(3)
Foreign exchange losses	(9)	(30)	(14)	(109)
Investment and embedded derivative instruments	(49)	(48)	(7)	(68)
Fair value adjustments on insurance derivative	(467)	(70)	(39)	1
S&P put options and futures	70	3	(161)	(68)
Other derivative instruments	1	(2)	(4)	(3)
Other	2	(1)	—	(2)

Net realized gains (losses)	$(394)	$(73)	$(134)	$(118)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Balance of credit losses related to securities still held – beginning of period	$55	$96	$74	$137
Additions where no OTTI was previously recorded	1	2	2	2
Additions where an OTTI was previously recorded	—	—	5	1
Reductions for securities sold during the period	(9)	(4)	(34)	(46)

Balance of credit losses related to securities still held – end of period	$47	$94	$47	$94

d) Gross unrealized loss

At June 30, 2012, there were 2,574 fixed maturities out of a total of 22,842 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6 million. There were approximately 81 equity securities out of a total of 191 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $19 million. Fixed maturities in an unrealized loss position at June 30, 2012 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position include foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
June 30, 2012
Foreign	$1,231	$(34.4)	$350	$(18.0)	$1,581	$(52.4)
Corporate securities	1,800	(57.2)	331	(21.2)	2,131	(78.4)
Mortgage-backed securities	280	(1.9)	437	(80.2)	717	(82.1)
States, municipalities, and political subdivisions	289	(2.2)	57	(3.3)	346	(5.5)

Total fixed maturities	3,600	(95.7)	1,175	(122.7)	4,775	(218.4)
Equity securities	511	(24.0)	—	—	511	(24.0)
Other investments	69	(6.6)	—	—	69	(6.6)

Total	$4,180	$(126.3)	$1,175	$(122.7)	$5,355	$(249.0)

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2011
Foreign	$1,801	$(82.2)	$529	$(40.0)	$2,330	$(122.2)
Corporate securities	3,084	(148.2)	268	(32.2)	3,352	(180.4)
Mortgage-backed securities	440	(7.5)	586	(170.2)	1,026	(177.7)
States, municipalities, and political subdivisions	30	(0.4)	98	(3.5)	128	(3.9)

Total fixed maturities	5,355	(238.3)	1,481	(245.9)	6,836	(484.2)
Equity securities	484	(42.3)	—	—	484	(42.3)
Other investments	88	(8.3)	—	—	88	(8.3)

Total	$5,927	$(288.9)	$1,481	$(245.9)	$7,408	$(534.8)

e) Restricted assets

ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under reverse repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at June 30, 2012 and December 31, 2011, are fixed maturities and short-term investments totaling $15.9 billion and $14.9 billion, respectively, and cash of $246 million and $179 million, respectively.

The following table presents the components of restricted assets:

	June 30 2012	December 31 2011
	(in millions of U.S. dollars)
Trust funds	$10,807	$9,940
Deposits with non-U.S. regulatory authorities	2,141	2,240
Deposits with U.S. regulatory authorities	1,340	1,307
Assets pledged under reverse repurchase agreements	1,401	1,251
Other pledged assets	480	364

	$16,169	$15,102

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

Investment derivative instruments

Actively traded investment derivative instruments, including futures, options, and exchange-traded forward contracts are classified within Level 1 as fair values are based on quoted market prices. The fair value of cross-currency swaps are based on market valuations and are classified within Level 2. Investment derivative instruments are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize using the GMIB. However, for certain clients representing approximately 36 percent of the total GMIB guaranteed value there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

eligible to annuitize using the GMIB—it is over 13 percent). For most clients, there is not a credible amount of observable relevant behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize using the GMIB). The GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three and six months ended June 30, 2012, no material changes were made to actuarial or behavioral assumptions.

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
	(in millions of U.S. dollars)
June 30, 2012
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,884		$1,406	$4	$3,294
Foreign		204	13,044	20	13,268
Corporate securities		20	15,142	137	15,299
Mortgage-backed securities		—	10,154	27	10,181
States, municipalities, and political subdivisions		—	2,343	1	2,344

		2,108	42,089	189	44,386

Equity securities		713	4	12	729
Short-term investments		1,322	938	—	2,260
Other investments		230	247	2,047	2,524
Securities lending collateral		—	2,247	—	2,247
Investment derivative instruments		(4)	—	—	(4)
Other derivative instruments		(85)	41	1	(43)
Separate account assets		830	59	—	889

Total assets measured at fair value	$5,114		$45,625	$2,249	$52,988

Liabilities:
GLB(1)	$—		$—	$1,354	$1,354

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

The transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012 and 2011 were not material.

Fair value of alternative investments

Included in Other investments in the fair value hierarchy at June 30, 2012 and December 31, 2011 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At June 30, 2012 and December 31, 2011, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period	June 30, 2012		December 31, 2011
		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$206	$127	$205	$141
Real estate	3 to 9 Years	289	95	270	96
Distressed	6 to 9 Years	188	149	182	57
Mezzanine	6 to 9 Years	271	297	195	282
Traditional	3 to 8 Years	621	515	565	200
Vintage	1 to 3 Years	17	1	18	1
Investment funds	Not Applicable	383	—	378	—

		$1,975	$1,184	$1,813	$777

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

(in millions of U.S. dollars)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$1,354	Actuarial model	Lapse rate	1% - 30%
			Annuitization rate	0% - 50%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 5 Guaranteed living benefits.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2012
	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
		(in millions of U.S. dollars)
Balance- Beginning of Period	$—	$49	$117	$19	$1	$10	$1,954	$(1)	$863
Transfers into Level 3	5	1	28	12	1	—	—	—	—
Transfers out of Level 3	—	—	(2)	(3)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	1	—	—	—	16	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(5)	(1)	491
Purchases	—	6	5	—	—	2	132	3	—
Sales	—	(35)	(7)	—	—	—	—	—	—
Settlements	(1)	(1)	(4)	(1)	(1)	—	(50)	—	—

Balance-End of Period	$4	$20	$137	$27	$1	$12	$2,047	$1	$1,354

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(5)	$—	$491

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

	Three Months Ended June 30, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance- Beginning of Period	$26	$113	$81	$1	$10	$1,564	$4	$449
Transfers into Level 3	5	29	3	—	—	—	—	—
Transfers out of Level 3	(6)	—	(35)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	—	—	—	9	—	—
Net Realized Gains/Losses	1	(1)	—	—	2	(3)	—	75
Purchases	5	3	—	—	2	243	—	—
Sales	(2)	(1)	(12)	—	(4)	(55)	—	—
Settlements	(2)	(1)	(3)	—	—	(78)	—	—

Balance-End of Period	$27	$142	$34	$1	$10	$1,680	$4	$524

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$—	$75

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $676 million at June 30, 2011, and $596 million at March 31, 2011, which includes a fair value derivative adjustment of $524 million and $449 million, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Six Months Ended June 30, 2012
	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
		(in millions of U.S. dollars)
Balance-Beginning of Period	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	1	28	12	1	—	—	—	—
Transfers out of Level 3	—	(1)	(9)	(15)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	3	—	—	1	24	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	35
Purchases	—	40	8	4	—	3	245	3	—
Sales	—	(52)	(15)	—	—	(5)	(1)	—	—
Settlements	(1)	(1)	(11)	(2)	(1)	—	(91)	(1)	—

Balance-End of Period	$4	$20	$137	$27	$1	$12	$2,047	$1	$1,354

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$(1)	$35

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

	Six Months Ended June 30, 2011
	Assets							Liabilities
	Available-for-Sale Debt Securities				Equity securities	Other investments	Other derivative instruments	GLB(1)
	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
	(in millions of U.S. dollars)
Balance- Beginning of Period	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	9	34	4	—	—	—	—	—
Transfers out of Level 3	(7)	(4)	(35)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	—	(1)	51	—	—
Net Realized Gains/Losses	1	(2)	—	—	4	(3)	1	17
Purchases	5	22	46	—	2	333	—	—
Sales	(3)	(20)	(15)	—	(8)	(55)	—	—
Settlements	(3)	(4)	(5)	(1)	—	(78)	(1)	—

Balance-End of Period	$27	$142	$34	$1	$10	$1,680	$4	$524

Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$1	$17

(1)

Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $676 million at June 30, 2011, and $648 million at December 31, 2010, which includes a fair value derivative adjustment of $524 million and $507 million, respectively.

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

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions of U.S. dollars)
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,091	$1,136	$1,078	$1,126
Foreign	921	949	935	930
Corporate securities	2,207	2,282	2,338	2,337
Mortgage-backed securities	2,448	2,544	2,949	3,036
States, municipalities, and political subdivisions	1,115	1,151	1,147	1,176

	7,782	8,062	8,447	8,605
Partially-owned insurance companies	339	339	352	352

Total assets	$8,121	$8,401	$8,799	$8,957

Liabilities:
Short-term debt	$1,401	$1,401	$1,251	$1,251
Long-term debt	3,360	3,918	3,360	3,823
Trust preferred securities	309	422	309	404

Total liabilities	$5,070	$5,741	$4,920	$5,478

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents, by valuation hierarchy, the financial instruments not measured at fair value:

	Level 1		Level 2	Level 3	Total
	(in millions of U.S. dollars)
June 30, 2012
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$601		$528	$7	$1,136
Foreign		—	949	—	949
Corporate securities		—	2,266	16	2,282
Mortgage-backed securities		—	2,544	—	2,544
States, municipalities, and political subdivisions		—	1,151	—	1,151

		601	7,438	23	8,062
Partially-owned insurance companies		—	—	339	339

Total assets	$601		$7,438	$362	$8,401

Liabilities:
Short-term debt	$—		$1,401	$—	$1,401
Long-term debt		—	3,918	—	3,918
Trust preferred securities		—	422	—	422

Total liabilities	$—		$5,741	$—	$5,741

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$21	$25	$44	$51
Policy benefits and other reserve adjustments	$12	$21	$39	$43
GLB
Net premiums earned	$40	$41	$81	$82
Policy benefits and other reserve adjustments	16	6	23	12
Net realized gains (losses)	(494)	(75)	(34)	(17)

(Loss) gain recognized in income	$(470)	$(40)	$24	$53
Net cash received	$38	$40	$79	$81
Net increase in liability	$(508)	$(80)	$(55)	$(28)

At June 30, 2012, reported liabilities for GMDB and GLB reinsurance were $117 million and $1.6 billion, respectively, compared with $138 million and $1.5 billion, respectively, at December 31, 2011. The reported liability for GLB reinsurance of $1.6 billion at June 30, 2012, and $1.5 billion at December 31, 2011, includes a fair value derivative adjustment of $1.4 billion and $1.3 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk

(i) Reinsurance covering the GMDB risk only

At June 30, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.5 billion and $1.8 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2012 and December 31, 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at June 30, 2012 was approximately $442 million. This takes into account all applicable reinsurance treaty claim limits.

(ii) Reinsurance covering the GLB risk only

At June 30, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $442 million and $380 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2012 and December 31, 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

At June 30, 2012 and December 31, 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $160 million and $182 million, respectively.

At June 30, 2012 and December 31, 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $934 million and $998 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2012 and December 31, 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at June 30, 2012 was approximately $1.0 billion. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

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

In relation to certain debt issuances, ACE, from time to time, has entered into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At June 30, 2012, ACE had no in-force interest rate swaps.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		June 30, 2012		December 31, 2011
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(4)	$771	$7	$674
Cross-currency swaps	AP	—	50	—	—
Futures contracts on money market instruments	AP	3	2,077	7	10,476
Futures contracts on notes and bonds	AP	(3)	802	(4)	1,055
Options on money market instruments	AP	—	3,030	—	292
Convertible bonds	FM AFS	381	364	357	353
TBAs	FM AFS	34	32	60	56

		$411	$7,126	$427	$12,906

Other derivative instruments
Futures contracts on equities(1)	AP	$(85)	$2,125	$(16)	$1,367
Options on equity market indices(1)	AP	41	250	54	250
Credit default swaps	AP	1	50	3	350
Other	AP	—	6	—	6

		$(43)	$2,431	$41	$1,973

GLB(2)	AP/FPB	$(1,560)	$1,376	$(1,505)	$1,378

(1)	Related to GMDB and GLB blocks of business.
(2)

Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$8	$(3)	$1	$(18)
All other futures contracts and options	(45)	(24)	(20)	(27)
Convertible bonds	(12)	(21)	12	(22)
TBAs	—	—	—	(1)

Total investment and embedded derivative instruments	$(49)	$(48)	$(7)	$(68)

GLB and other derivative instruments
GLB(1)	$(467)	$(70)	$(39)	$1
Futures contracts on equities(2)	65	—	(148)	(63)
Options on equity market indices(2)	5	3	(13)	(5)
Credit default swaps	1	(2)	(4)	(3)

Total GLB and other derivative instruments	$(396)	$(69)	$(204)	$(70)

	$(445)	$(117)	$(211)	$(138)

(1)	Excludes foreign exchange gains (losses) related to GLB.
(2)	Related to GMDB and GLB blocks of business.

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

Cross-currency swaps

We use cross-currency swaps to manage specific foreign currency denominated investments. These swaps enable us to reduce the duration gap between assets and liabilities by more closely matching the liabilities with the maturities of the underlying bonds.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

b) Other investments

At June 30, 2012, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,592 million. In connection with these investments, we have commitments that may require funding of up to $1,184 million over the next several years.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

c) Taxation

In April 2012, ACE reached final settlement with the Internal Revenue Service (IRS) Appeals Division regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006 and 2007. The settlement of these issues had no net impact on our results of operations. In addition, the IRS completed its field examination of ACE’s federal tax returns for 2008 and 2009 during June 2012. No material adjustments resulted from this examination. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

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

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, the ACE defendants, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007, the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants renewed their motions consistent with the Third Circuit’s instructions. On June 28, 2011, the District Court administratively terminated defendants’ motions without prejudice to re-file after adjudication of issues related to a proposed class settlement involving a number of other parties and stayed the case. On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order in the coming months. On April 30, 2012 the Court entered a discovery scheduling order; discovery is ongoing.

As of July 31, 2012, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination (“tag-along cases”). On October 17, 2011 the Court lifted the stay and indicated that it will issue a new scheduling order. On April 30, 2012 the Court entered a discovery scheduling order; discovery is ongoing.

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

•

Lincoln Adventures LLC et al. v. Those Certain Underwriters at Lloyd’s, London Members of Syndicates 0033 et al. (Case No. 07-60991; D.N.J.) was originally filed in the Southern District of Florida on July 13, 2007. Supreme Auto Transport LLC et al. v. Certain Underwriters of Lloyd’s of London, et al. (Case No. 07-6703; D.N.J.) (Supreme Auto) was originally filed in the Southern District of New York on July 25, 2007. Lloyd’s of London Syndicate 2488 AGM, along with a number of other Lloyd’s of London Syndicates and various brokers, are named in both actions. The allegations in these putative class-action lawsuits are similar to the allegations in the consolidated federal actions identified above, although these lawsuits focus on alleged conduct within the London insurance market. On May 29, 2012 the Supreme Auto case was voluntarily dismissed without prejudice by the plaintiffs.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

As of July 31, 2012, plaintiffs have not specified an amount of alleged damages in any of the remaining tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before the ACE defendants could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the Multidistrict Litigation Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

In addition to the related federal cases, there are two state cases with allegations similar to those in the consolidated federal actions described above:

•

Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts), a class action in Massachusetts, was filed on January 13, 2005. Illinois Union Insurance Company is named. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

As of July 31, 2012, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before Illinois Union could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

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

7. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions) or from legal reserves, must be declared by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2011 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2011 annual general meeting from our capital contributions reserves (Additional paid-in capital), a subaccount of legal reserves. At our May 2012 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2012 annual general meeting in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

time due to current Swiss law. For the three and six months ended June 30, 2012, dividends per Common Share amounted to CHF 0.48 ($0.49) and CHF 1.01 ($1.08), including a par value reduction of CHF 0.48 per Common Share that had the effect of reducing par value per Common Share to CHF 29.79. Dividends for the six months ended June 30, 2012 included a $0.12 per Common Share increase (approved by our shareholders at the January 9, 2012 extraordinary general meeting) to the third and fourth installments of the dividend approved at the May 2011 annual general meeting.

For the three and six months ended June 30, 2011, dividends per Common Share amounted to CHF 0.29 ($0.35) and CHF 0.59 ($0.68), including a par value reduction of CHF 0.30 per Common Share.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2012, 3,771,527 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization

In August 2011, the Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In January 2012, ACE repurchased an additional 100,000 Common Shares for a cost of $7 million. At June 30, 2012, $461 million in share repurchase authorization remained through December 31, 2012 pursuant to the November 2010 and August 2011 Board authorizations.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting as components of underwriting income. For example, for the three months ended June 30, 2012, Life underwriting income of $103 million includes Net investment income of $62 million and (Gains) losses from fair value changes in separate account assets of $14 million.

Effective January 1, 2012, we reclassified prior year segment operating results in order to conform to certain organizational realignments. These realignments resulted in a transfer of operating revenue and underwriting results of our international direct-marketed and credit life businesses from the Insurance – Overseas General segment to the Life segment. These realignments have no impact on consolidated operating results; however, prior year amounts contained in these consolidated financial statements have been adjusted to conform to the current year presentation.

The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended June 30, 2012

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,860	$1,475	$309	$486	$—	$4,130
Net premiums earned	1,652	1,420	237	474	—	3,783
Losses and loss expenses	1,163	703	102	151	—	2,119
Policy benefits	—	—	—	102	—	102
Policy acquisition costs	157	332	42	88	—	619
Administrative expenses	153	233	13	78	37	514

Underwriting income (loss)	179	152	80	55	(37)	429

Net investment income	271	128	70	62	6	537
Net realized gains (losses) including OTTI	18	26	(17)	(421)	—	(394)
Interest expense	3	1	1	3	54	62
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	14	—	14
Other	10	6	3	5	(4)	20
Income tax expense (benefit)	107	51	—	19	(29)	148

Net income (loss)	$348	$248	$129	$(345)	$(52)	$328

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Statement of Operations by Segment

For the Three Months Ended June 30, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$1,735	$1,443	$282	$493	$—	$3,953
Net premiums earned	1,604	1,415	254	484	—	3,757
Losses and loss expenses	1,233	721	112	159	1	2,226
Policy benefits	—	—	—	108	—	108
Policy acquisition costs	145	335	47	85	—	612
Administrative expenses	147	239	14	78	40	518

Underwriting income (loss)	79	120	81	54	(41)	293

Net investment income	300	137	71	60	1	569
Net realized gains (losses) including OTTI	21	(10)	(14)	(68)	(2)	(73)
Interest expense	3	1	1	3	54	62
Other (income) expense	3	(5)	1	11	2	12
Income tax expense (benefit)	95	39	8	14	(35)	121

Net income (loss)	$299	$212	$128	$18	$(63)	$594

Statement of Operations by Segment

For the Six Months Ended June 30, 2012

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$3,153	$3,003	$572	$974	$—	$7,702
Net premiums earned	2,939	2,811	467	947	—	7,164
Losses and loss expenses	2,012	1,408	204	299	—	3,923
Policy benefits	—	—	—	249	—	249
Policy acquisition costs	284	667	85	164	1	1,201
Administrative expenses	300	462	25	156	81	1,024

Underwriting income (loss)	343	274	153	79	(82)	767

Net investment income	545	259	141	123	13	1,081
Net realized gains (losses) including OTTI	17	46	(4)	(190)	(3)	(134)
Interest expense	6	2	2	6	108	124
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	(4)	—	(4)
Other	9	6	(2)	14	8	35
Income tax expense (benefit)	198	89	6	30	(65)	258

Net income (loss)	$692	$482	$284	$(34)	$(123)	$1,301

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Statement of Operations by Segment

For the Six Months Ended June 30, 2011

(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$3,020	$2,853	$597	$929	$—	$7,399
Net premiums earned	2,950	2,693	514	909	—	7,066
Losses and loss expenses	2,227	1,573	391	297	1	4,489
Policy benefits	—	—	—	199	—	199
Policy acquisition costs	281	636	93	161	—	1,171
Administrative expenses	295	462	26	152	82	1,017

Underwriting income (loss)	147	22	4	100	(83)	190

Net investment income	595	268	143	106	1	1,113
Net realized gains (losses) including OTTI	10	(19)	(27)	(81)	(1)	(118)
Interest expense	7	2	1	6	109	125
Other (income) expense	(13)	(7)	(5)	17	7	(1)
Income tax expense (benefit)	184	56	18	28	(69)	217

Net income (loss)	$574	$220	$106	$74	$(130)	$844

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

The following table presents the net premiums earned for each segment by product:

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended June 30, 2012
Insurance – North American	$731	$828	$93	$1,652
Insurance – Overseas General	552	338	530	1,420
Global Reinsurance	114	123	—	237
Life	—	—	474	474

	$1,397	$1,289	$1,097	$3,783

For the Three Months Ended June 30, 2011
Insurance – North American	$648	$865	$91	$1,604
Insurance – Overseas General	533	348	534	1,415
Global Reinsurance	115	139	—	254
Life	—	—	484	484

	$1,296	$1,352	$1,109	$3,757

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Six Months Ended June 30, 2012
Insurance – North American	$1,112	$1,645	$182	$2,939
Insurance – Overseas General	1,090	671	1,050	2,811
Global Reinsurance	224	243	—	467
Life	—	—	947	947

	$2,426	$2,559	$2,179	$7,164

For the Six Months Ended June 30, 2011
Insurance – North American	$1,018	$1,755	$177	$2,950
Insurance – Overseas General	964	690	1,039	2,693
Global Reinsurance	227	287	—	514
Life	—	—	909	909

	$2,209	$2,732	$2,125	$7,066

10. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income	$328	$594	$1,301	$844

Denominator for basic earnings per share:
Weighted-average shares outstanding	339,766,067	338,920,580	339,164,449	338,021,487
Denominator for diluted earnings per share:
Share-based compensation plans	2,907,971	2,768,388	3,006,950	2,596,909

Adjusted weighted-average shares outstanding and assumed conversions	342,674,038	341,688,968	342,171,399	340,618,396

Basic earnings per share	$0.96	$1.75	$3.83	$2.50

Diluted earnings per share	$0.96	$1.74	$3.80	$2.48

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended June 30, 2012 and 2011, the potential anti-dilutive share conversions were 1,471,035 shares and 1,212 shares, respectively. The potential anti-dilutive share conversions for the six months ended June 30, 2012 and 2011 were 1,051,182 shares and 81,718 shares, respectively.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at June 30, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)		ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$36		$29,670	$27,975	$—	$57,681
Cash(3)		(30)	508	139	—	617
Insurance and reinsurance balances receivable		—	4,409	576	—	4,985
Reinsurance recoverable on losses and loss expenses		—	16,432	(4,680)	—	11,752
Reinsurance recoverable on policy benefits		—	1,181	(924)	—	257
Value of business acquired		—	637	—	—	637
Goodwill and other intangible assets		—	4,274	552	—	4,826
Investments in subsidiaries		25,660	—	—	(25,660)	—
Due from subsidiaries and affiliates, net		327	—	—	(327)	—
Other assets		7	7,678	2,261	—	9,946

Total assets	$26,000		$64,789	$25,899	$(25,987)	$90,701

Liabilities
Unpaid losses and loss expenses	$—		$30,321	$6,529	$—	$36,850
Unearned premiums		—	5,916	1,128	—	7,044
Future policy benefits		—	3,845	591	—	4,436
Due to subsidiaries and affiliates, net		—	604	(277)	(327)	—
Short-term debt		—	851	550	—	1,401
Long-term debt		—	3,360	—	—	3,360
Trust preferred securities		—	309	—	—	309
Other liabilities		238	8,255	3,046	—	11,539

Total liabilities		238	53,461	11,567	(327)	64,939

Total shareholders’ equity		25,762	11,328	14,332	(25,660)	25,762

Total liabilities and shareholders’ equity	$26,000		$64,789	$25,899	$(25,987)	$90,701

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,327	$1,803	$—	$4,130
Net premiums earned	—	2,196	1,587	—	3,783
Net investment income	1	257	279	—	537
Equity in earnings of subsidiaries	301	—	—	(301)	—
Net realized gains (losses) including OTTI	2	34	(430)	—	(394)
Losses and loss expenses	—	1,325	794	—	2,119
Policy benefits	—	54	48	—	102
Policy acquisition costs and administrative expenses	14	656	463	—	1,133
Interest (income) expense	(8)	58	12	—	62
Other (income) expense	(33)	9	58	—	34
Income tax expense	3	119	26	—	148

Net income	$328	$266	$35	$(301)	$328

Comprehensive income (loss)	$457	$323	$(22)	$(301)	$457

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$2,306	$1,647	$—	$3,953
Net premiums earned	—	2,225	1,532	—	3,757
Net investment income	—	282	287	—	569
Equity in earnings of subsidiaries	566	—	—	(566)	—
Net realized gains (losses) including OTTI	(1)	17	(89)	—	(73)
Losses and loss expenses	—	1,438	788	—	2,226
Policy benefits	—	59	49	—	108
Policy acquisition costs and administrative expenses	18	620	492	—	1,130
Interest (income) expense	(10)	66	6	—	62
Other (income) expense	(40)	23	29	—	12
Income tax expense	3	109	9	—	121

Net income	$594	$209	$357	$(566)	$594

Comprehensive income	$801	$382	$184	$(566)	$801

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$4,425	$3,277	$—	$7,702
Net premiums earned	—	4,148	3,016	—	7,164
Net investment income	1	522	558	—	1,081
Equity in earnings of subsidiaries	1,229	—	—	(1,229)	—
Net realized gains (losses) including OTTI	22	60	(216)	—	(134)
Losses and loss expenses	—	2,507	1,416	—	3,923
Policy benefits	—	140	109	—	249
Policy acquisition costs and administrative expenses	26	1,296	903	—	2,225
Interest (income) expense	(17)	124	17	—	124
Other (income) expense	(63)	34	60	—	31
Income tax expense	5	204	49	—	258

Net income	$1,301	$425	$804	$(1,229)	$1,301

Comprehensive income	$1,728	$610	$619	$(1,229)	$1,728

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net premiums written	$—	$4,329	$3,070	$—	$7,399
Net premiums earned	—	4,163	2,903	—	7,066
Net investment income	1	544	568	—	1,113
Equity in earnings of subsidiaries	805	—	—	(805)	—
Net realized gains (losses) including OTTI	(2)	4	(120)	—	(118)
Losses and loss expenses	—	2,739	1,750	—	4,489
Policy benefits	—	99	100	—	199
Policy acquisition costs and administrative expenses	36	1,208	944	—	2,188
Interest (income) expense	(18)	133	10	—	125
Other (income) expense	(62)	36	25	—	(1)
Income tax expense	4	177	36	—	217

Net income	$844	$319	$486	$(805)	$844

Comprehensive income	$1,239	$592	$213	$(805)	$1,239

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)		ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities		$49	$540	$794	$—	$1,383

Cash flows from investing activities
Purchases of fixed maturities available for sale		—	(5,614)	(6,073)	—	(11,687)
Purchases of fixed maturities held to maturity		—	(134)	(2)	—	(136)
Purchases of equity securities		—	(57)	(36)	—	(93)
Sales of fixed maturities available for sale		—	3,750	4,282	—	8,032
Sales of equity securities		—	28	5	—	33
Maturities and redemptions of fixed maturities available for sale		—	1,158	1,122	—	2,280
Maturities and redemptions of fixed maturities held to maturity		—	527	212	—	739
Net derivative instruments settlements		(1)	(6)	(126)	—	(133)
Advances from (to) affiliates		131	—	—	(131)	—
Acquisition of subsidiaries		—	(30)	—	—	(30)
Capital contribution to subsidiary		—	—	(90)	90	—
Other		—	(140)	(115)	—	(255)

Net cash flows from (used for) investing activities		130	(518)	(821)	(41)	(1,250)

Cash flows from financing activities
Dividends paid on Common Shares		(318)	—	—	—	(318)
Common Shares repurchased		—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt		—	—	151	—	151
Proceeds from share-based compensation plans		3	—	52	—	55
Advances (to) from affiliates		—	23	(154)	131	—
Capital contribution from subsidiary		—	90	—	(90)	—

Net cash flows (used for) from financing activities		(315)	113	38	41	(123)

Effect of foreign currency rate changes on cash and cash equivalents		—	(9)	2	—	(7)

Net increase (decrease) in cash		(136)	126	13	—	3
Cash – beginning of period		106	382	126	—	614

Cash – end of period(3)	$(30)		$508	$139	$—	$617

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2012 one or more entities was negative; however, the overall Pool balances were positive.

ACE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)		ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities		$623	$677	$1,443	$(680)	$2,063

Cash flows from investing activities
Purchases of fixed maturities available for sale		—	(6,330)	(7,353)	—	(13,683)
Purchases of fixed maturities held to maturity		—	(233)	(1)	—	(234)
Purchases of equity securities		—	(138)	(32)	—	(170)
Sales of fixed maturities available for sale		8	5,022	4,955	—	9,985
Sales of equity securities		—	332	15	—	347
Maturities and redemptions of fixed maturities available for sale		—	847	911	—	1,758
Maturities and redemptions of fixed maturities held to maturity		—	475	181	—	656
Net derivative instruments settlements		(1)	(7)	(38)	—	(46)
Capital contribution to subsidiary		(385)	—	—	385	—
Advances from (to) affiliates		(291)	—	—	291	—
Acquisition of subsidiaries (net of cash acquired of $95)		—	(343)	(37)	—	(380)
Other		—	(449)	317	—	(132)

Net cash flows used for investing activities		(669)	(824)	(1,082)	676	(1,899)

Cash flows from financing activities
Dividends paid on Common Shares		(223)	—	—	—	(223)
Common Shares repurchased		—	—	(68)	—	(68)
Net proceeds from (repayments) issuance of short-term debt		(300)	—	400	—	100
Proceeds from share-based compensation plans		76	—	—	—	76
Advances from (to) affiliates		—	226	65	(291)	—
Dividends to parent company		—	—	(680)	680	—
Capital contribution from parent		—	—	385	(385)	—

Net cash flows (used for) from financing activities		(447)	226	102	4	(115)

Effect of foreign currency rate changes on cash and cash equivalents		—	12	—	—	12

Net (decrease) increase in cash		(493)	91	463	—	61
Cash – beginning of period(3)		308	573	(109)	—	772

Cash – end of period(3)	$(185)		$664	$354	$—	$833

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.
(2)	Includes ACE Limited parent company eliminations.
(3)

ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2011 and December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2012.

All comparisons in this discussion are to the corresponding prior year periods unless otherwise indicated.

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

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Prior year amounts and ratios contained in these consolidated financial statements have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.

In addition, effective January 1, 2012, we reclassified prior year segment operating results in order to conform to certain organizational realignments. These realignments resulted in a transfer of operating revenue and underwriting results of our international direct-marketed and credit life businesses from the Insurance – Overseas General segment to the Life segment. These realignments have no impact on consolidated operating results; however, prior year amounts and underwriting ratios contained in these consolidated financial statements have been adjusted to conform to the current year presentation.

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

Overview

ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, is a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global property and casualty insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At June 30, 2012, ACE had total assets of $91 billion and shareholders’ equity of $26 billion.

We operate through the following business segments: Insurance – North American, Insurance—Overseas General, Global Reinsurance, and Life.

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

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H and life business of Combined Insurance (Combined); and the wholesale insurance business of ACE Global Markets. ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O and professional liability, specialty personal lines, and energy products. Our international A&H business primarily focuses on personal accident and supplemental medical. ACE Global Markets offers specialty products including aviation, marine, financial lines, energy, and political risk.

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

On June 13, 2012, we announced that we and our local partner had signed a definitive agreement to acquire PT Asuransi Jaya Proteksi (JaPro), one of Indonesia’s leading general insurers. This transaction, which is subject to regulatory approvals and other closing conditions, is expected to be completed by the end of 2012.

Financial Highlights for the Three Months Ended June 30, 2012

•	Total company net premiums written increased 4.5 percent. On a constant-dollar basis, total company net premiums written increased 6.5 percent.

•	The P&C combined ratio was 88.7 percent compared with 92.7 percent in the prior year period.

•	Favorable prior period development pre-tax was $113 million, representing 3.4 percentage points of the combined ratio, compared with $146 million in the prior year period.

•

Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $55 million and $41 million, respectively, compared with $134 million and $101 million, respectively, in the prior year period.

•

The current accident year combined ratio was 92.1 percent compared with 97.2 percent in the prior year period. Adjusting for catastrophe losses, current accident year combined ratio was 90.4 percent compared with 93.1 percent.

•	The P&C expense ratio for the quarter was 29.2 percent compared with 29.6 percent in the prior year period.

•	Operating cash flow was $811 million for the quarter.

•	Net investment income for the quarter decreased six percent to $537 million due to lower yields on new investments and the negative impact of foreign exchange.

•	Net realized losses from derivative accounting related to variable annuity reinsurance were $397 million.

Consolidated Operating Results – Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$4,130	$3,953	4%	$7,702	$7,399	4%
Net premiums earned	3,783	3,757	1%	7,164	7,066	1%
Net investment income	537	569	(6)%	1,081	1,113	(3)%
Net realized gains (losses)	(394)	(73)	NM	(134)	(118)	(14)%

Total revenues	3,926	4,253	(8)%	8,111	8,061	1%

Losses and loss expenses	2,119	2,226	(5)%	3,923	4,489	(13)%
Policy benefits	102	108	(6)%	249	199	25%
Policy acquisition costs	619	612	1%	1,201	1,171	3%
Administrative expenses	514	518	(1)%	1,024	1,017	1%
Interest expense	62	62	0%	124	125	(1)%
Other (income) expense	34	12	183%	31	(1)	NM

Total expenses	3,450	3,538	(2)%	6,552	7,000	(6)%

Income before income tax	476	715	(33)%	1,559	1,061	47%
Income tax expense	148	121	22%	258	217	19%

Net income	$328	$594	(45)%	$1,301	$844	54%

NM – not meaningful

The following table summarizes, by major product line, the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2012				June 30, 2012
	P&C	Life	A&H	Total	P&C	Life	A&H	Total
Net premiums written:
Growth in original currency	7.8%	2.1%	3.5%	6.5%	5.6%	15.1%	2.7%	5.5%
Foreign exchange effect	(1.5)%	(2.9)%	(3.4)%	(2.0)%	(1.1)%	(2.4)%	(2.1)%	(1.4)%

Growth as reported in U.S. dollars	6.3%	(0.8)%	0.1%	4.5%	4.5%	12.7%	0.6%	4.1%

Net premiums earned:
Growth in original currency	3.2%	0.0%	2.7%	2.9%	2.1%	13.4%	2.7%	2.9%
Foreign exchange effect	(1.8)%	(2.2)%	(3.5)%	(2.2)%	(1.6)%	(2.2)%	(2.2)%	(1.5)%

Growth as reported in U.S. dollars	1.4%	(2.2)%	(0.8)%	0.7%	0.5%	11.2%	0.5%	1.4%

Net premiums written, which reflect the premiums we retain after purchasing reinsurance protection, increased four percent in both the three and six months ended June 30, 2012. In our Insurance – North American segment, retail premiums grew primarily from new business opportunities, strong renewal retention, increases in rates and exposure basis. This growth was partially offset by our continued planned reductions in our U.S. general market risk transfer workers’ compensation business. The North American wholesale and specialty division grew from increases in property, casualty and inland marine lines, partially offset by lower agriculture premiums driven by reduced crop hail production. Our Insurance – Overseas General segment reported an increase in international retail premiums due to continued growth in our P&C and A&H lines of business. This growth was partially offset by decreases in certain retail A&H production in Combined’s United Kingdom (U.K.) and Ireland regions. Combined Insurance premiums continue to be hampered by the economic recession in its target markets. Additionally, Combined’s business in the U.K. and Ireland has been impacted by changes in the regulatory environment as regulators in these two countries have adopted a new stance regarding sales practices and customer service. This has resulted in a need for us to re-evaluate our sales model and to re-engineer our processes. We have put these two operations on a sales moratorium while continuing to renew and service in-force policyholders. We have decided to cease sales in our small Spanish branch indefinitely. We have received regulatory approval to integrate all European operations of Combined into our ACE European Group Limited subsidiary, incorporated in the U.K. We expect to seek regulatory approval to re-commence sales in the U.K. and Ireland in 2012. For the six months ended June 30, 2012, our Insurance – Overseas General segment also benefited from the favorable impact of reinstatement premiums expensed in the prior year related to first quarter 2011 catastrophe activity. Our Global Reinsurance segment reported an increase in net premiums written for the three months ended June 30, 2012 primarily due to improving pricing conditions in our U.S. property catastrophe business. For the six months ended June 30, 2012, this improvement was more than offset by competitive market conditions experienced in the first quarter as well as from a non-recurring loss portfolio transfer treaty written in the prior year. Our Life segment reported a slight decrease in net premiums written for the three months ended June 30, 2012 primarily driven by the run-off of our Life reinsurance variable annuity business and from lower A&H production. This decrease was offset by growth in our Life insurance business primarily in our Asian markets. For the six months ended June 30, 2012, our Life insurance business also benefited from prior year acquisitions.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased one percent in both the three and six months ended June 30, 2012. Our Insurance-North American segment reported an increase in net premiums earned for the three months ended June 30, 2012 from growth in commercial and personal lines in our retail division and growth in commercial and agriculture lines in our wholesale and specialty division. This growth was partially offset by our continued planned reduction of our U.S. general market risk transfer workers’ compensation business and by lower premiums associated with a couple of large structured prospective risk management programs. Results for the six months ended June 30, 2012 were relatively flat. In our Insurance – Overseas General segment, results for the three months ended June 30, 2012 grew on a constant-dollar basis driven by continued strong written premium production in Latin American and Asia, though results reported in U.S. dollars were relatively flat. Results for the six months ended June 30, 2012 increased on both a constant-dollar and reported U.S. dollar basis from growth in retail P&C and A&H lines and from the favorable impact of reinstatement premiums expensed in the prior year. Our Global Reinsurance segment reported a decline in net premiums earned due to consecutive lower net premiums written in prior quarters and to the effect of a non-recurring loss portfolio transfer treaty written in the prior year. Our Life segment reported decreased net premiums earned for the three months ended June 30, 2012 due to the run off of our Life reinsurance variable annuity business and from lower A&H premiums due to the effects of the economy resulting in lower new business. Net premiums earned increased for the six months ended June 30, 2012 primarily from business generated from prior year acquisitions.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$1,013	$940	8%	$1,983	$1,775	12%
Agriculture	384	356	8%	443	434	2%
Casualty	1,289	1,352	(5)%	2,559	2,732	(6)%

Subtotal	2,686	2,648	1%	4,985	4,941	1%
Personal accident (A&H)	871	878	(1)%	1,723	1,715	0%
Life	226	231	(2)%	456	410	11%

Net premiums earned	$3,783	$3,757	1%	$7,164	$7,066	1%

	2012 % of total	2011 % of total		2012 % of total	2011 % of total
Property and all other	27%	25%		28%	25%
Agriculture	10%	9%		6%	6%
Casualty	34%	36%		36%	39%

Subtotal	71%	70%		70%	70%
Personal accident (A&H)	23%	23%		24%	24%
Life	6%	7%		6%	6%

Net premiums earned	100%	100%		100%	100%

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

The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Loss and loss expense ratio	59.5%	63.1%	58.3%	68.1%
Policy acquisition cost ratio	16.1%	16.1%	16.7%	16.3%
Administrative expense ratio	13.1%	13.5%	13.9%	14.1%

Combined ratio	88.7%	92.7%	88.9%	98.5%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	59.5%	63.1%	58.3%	68.1%
Catastrophe losses and related reinstatement premiums	(1.7)%	(4.2)%	(1.2)%	(9.7)%
Prior period development	3.4%	4.5%	3.3%	3.9%

Loss and loss expense ratio, adjusted	61.2%	63.4%	60.4%	62.3%

Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $55 million and $74 million for the three and six months ended June 30, 2012, compared with $142 million and $557 million for the prior year periods, respectively. Catastrophe losses through June 30, 2012 were primarily related to severe weather related events in the U.S. Catastrophe losses through June 30, 2011 included earthquakes in Japan and New Zealand, storms in Australia, and severe weather-related events in the U.S.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $113 million and $206 million for the three and six months ended June 30, 2012, respectively. This compares with net favorable prior period development of $146 million and $239 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three and six months ended June 30, 2012 was $537 million and $1.1 billion, compared with $569 million and $1.1 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition cost ratio was flat for the three months ended June 30, 2012. Our policy acquisition cost ratio increased for the six months ended June 30, 2012 primarily from growth in personal lines and A&H business that carry a higher acquisition cost ratio as well as increased spending to support future growth opportunities in our Insurance – North America segment. This increase was partially offset by lower costs in our Global Reinsurance segment. Our administrative expense ratio decreased in the three and six months ended June 30, 2012 primarily driven by lower regulatory costs in the Insurance – Overseas General segment.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 31 percent and 17 percent for the three and six months ended June 30, 2012, respectively, compared with 17 percent and 20 percent for the prior year periods, respectively. The increase in our effective income tax rate for the three months ended June 30, 2012 was primarily due to net realized losses on derivatives generated in lower tax-paying jurisdictions during the current year period. The decrease in our effective income tax rate for the six months ended June 30, 2012 was primarily due to a smaller percentage of net realized losses on derivatives generated in lower tax-paying jurisdictions and a higher percentage of earnings being generated in lower tax-paying jurisdictions during the current year.

Prior Period Development

The favorable prior period development of $113 million and $206 million during the three and six months ended June 30, 2012, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine (including associated liability-related exposures).

The following table summarizes (favorable) and adverse prior period development by segment:

Three Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2012
Insurance – North American	$(24)	$(35)	$(59)	0.4%
Insurance – Overseas General	—	(39)	(39)	0.5%
Global Reinsurance	(15)	—	(15)	0.7%

Total	$(39)	$(74)	$(113)	0.4%

2011
Insurance – North American	$(46)	$(25)	$(71)	0.4%
Insurance – Overseas General	—	(40)	(40)	0.5%
Global Reinsurance	(35)	—	(35)	1.4%

Total	$(81)	$(65)	$(146)	0.6%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Six Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2012
Insurance – North American	$(74)	$(45)	$(119)	0.7%
Insurance – Overseas General	—	(61)	(61)	0.8%
Global Reinsurance	(16)	(10)	(26)	1.1%

Total	$(90)	$(116)	$(206)	0.8%

2011
Insurance – North American	$(38)	$(68)	$(106)	0.7%
Insurance – Overseas General	(1)	(83)	(84)	1.2%
Global Reinsurance	(43)	(6)	(49)	2.2%

Total	$(82)	$(157)	$(239)	0.9%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American

Insurance – North American’s operations experienced net favorable prior period development of $59 million in the three months ended June 30, 2012, which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $24 million on long-tail business, including:

•

Net favorable development of $38 million on our national accounts portfolios which consist of commercial auto liability, general liability, and workers’ compensation lines of business. This favorable development was the net impact of favorable and adverse movements, including:

•

Favorable development of $41 million on the 2011 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses.

•

Favorable development of $34 million in the 2007 accident year, primarily in workers’ compensation. Loss activity through March 31, 2012 was lower than expected and was included in the review completed during the three months ended June 30, 2012, in which we have increased the weighting on experienced-based methods. The favorable development was the combined effect of this lower than expected incurred loss activity and our change in method weights.

•

Adverse development of $37 million affecting the 2006 and prior accident years largely in workers’ compensation. The causes for this adverse movement were numerous and included large increases in a small number of claims, higher than expected loss activity in a few accident years, changes in our weighting of experience-based methods, and a refinement of our treatment of ceded reinsurance recoveries on a few select treaties due to information which became known since our prior review.

•	Adverse development of $14 million in other long-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Favorable development of $35 million on short-tail business, including:

•

Favorable development of $23 million in our general aviation product lines (both hull and liability) affecting the 2009 and prior accident years. Actual paid and incurred loss activity continues to be lower than expected based on long term historical averages leading to a reduction in our estimate of ultimate losses; and

•	Favorable development of $12 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American experienced net favorable prior period development of $71 million in the three months ended June 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $46 million on long-tail business, including:

•

Favorable development of $56 million on our national accounts portfolios which consist of commercial auto liability, general liability, and workers’ compensation lines of business. The favorable development was the net impact of favorable and adverse movements, including:

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

•	Adverse development of $10 million in other long-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Favorable development of $25 million on short-tail business, including:

•

Favorable development of $16 million in our general aviation product lines (both hull and liability) primarily for the 2008 accident year. Actual paid and incurred loss activity continues to be lower than expected based on long term historical averages leading to a reduction in our estimate of ultimate losses.

•	Favorable development of $9 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $39 million in the three months ended June 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no prior period development on long-tail business in the three months ended June 30, 2012.

•	Net favorable development of $39 million on short-tail business, including:

•

Favorable development of $20 million on wholesale marine business. Favorable loss emergence across much of the short-tail first party marine business in accident years 2010 and 2011 led to lower experienced-based indications. In addition, case reductions on specific claims in older accident years drove reserve releases.

•

Net favorable development of $15 million on short-tail property and technical lines in Continental Europe, excluding catastrophes. Favorable loss emergence in the boiler and machinery (B&M) business, driven by better than expected loss activity on large accounts, primarily in accident years 2010 and 2011 drove most of the reserve release. Adverse movement in fire business in accident year 2011 driven by unfavorable loss emergence across the region mitigated the impact of the favorable B&M reserve release.

•	Favorable development of $4 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General experienced net favorable prior period development of $40 million in the three months ended June 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no prior period development on long-tail business in the three months ended June 30, 2011.

•	Net favorable development of $40 million on short-tail business, including:

•

Favorable development of $61 million in accident years 2009 and prior for property, technical, and marine lines. Given the short-tail nature of these lines and the additional credibility and maturity provided by the experience in the three months ended June 30, 2011, the observed favorable development led to lower experience-based indications that were recognized in the quarter.

•

Adverse development of $31 million in accident year 2010 for property and technical lines. This indication was driven predominantly by individual large case reserve increases and higher claim estimates for the December 2010 Australian floods.

•	Favorable development of $10 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $15 million in the three months ended June 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $15 million on long-tail business, including:

•

Favorable development of $36 million in the casualty line of business principally in treaty years 2007 and prior. Following the reserve studies completed in the three months ended June 30, 2012, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

•

Net adverse development of $18 million in the professional liability/D&O line of business. There was $26 million of adverse development related to treaty years 2006 to 2010 where the loss experience has been unfavorable recently due to higher than expected reported claims and greater reliance on experience-based methods. There was also favorable development of $8 million in treaty years 2004 and prior, where experience has tended to be generally more favorable.

•	Adverse development of $3 million in other long-tail business across a number of treaty years, none of which was significant individually or in the aggregate.

•	There was no prior period development on short-tail business in the three months ended June 30, 2012.

Global Reinsurance experienced net favorable prior period development of $35 million in the three months ended June 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $35 million on long-tail business, including:

•

Favorable development of $27 million in the casualty line of business principally in treaty years 2002 to 2007. Following the reserve studies completed in the three months ended June 30, 2011, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

•

Favorable development of $13 million in the D&O line of business. $6 million relates to treaty years 2002 to 2004 where the loss experience has been generally more favorable than previously anticipated, while the remainder relates to treaty years 2006 to 2008, where the potential subprime exposure has not materialized into reported losses to the degree anticipated.

•	Adverse development of $5 million in other long-tail business across a number of treaty years, none of which was significant individually or in the aggregate.

•	There was no prior period development on short-tail business in the three months ended June 30, 2011.

Segment Operating Results – Three and Six Months Ended June 30, 2012 and 2011

The discussions that follow include tables that show our segment operating results for the three and six months ended June 30, 2012 and 2011.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,860	$1,735	7%	$3,153	$3,020	4%
Net premiums earned	1,652	1,604	3%	2,939	2,950	0%
Losses and loss expenses	1,163	1,233	(6)%	2,012	2,227	(10)%
Policy acquisition costs	157	145	8%	284	281	1%
Administrative expenses	153	147	4%	300	295	2%

Underwriting income	179	79	127%	343	147	133%
Net investment income	271	300	(10)%	545	595	(8)%
Net realized gains (losses)	18	21	(14)%	17	10	70%
Interest expense	3	3	0%	6	7	(14)%
Other (income) expense	10	3	233%	9	(13)	NM
Income tax expense	107	95	13%	198	184	8%

Net income	$348	$299	16%	$692	$574	21%

Loss and loss expense ratio	70.4%	76.9%		68.5%	75.5%
Policy acquisition cost ratio	9.5%	9.0%		9.7%	9.5%
Administrative expense ratio	9.3%	9.2%		10.1%	10.0%

Combined ratio	89.2%	95.1%		88.3%	95.0%

Insurance – North American reported an increase in net premiums written of seven percent and four percent for the three and six months ended June 30, 2012, respectively. Our retail business grew as a result of several factors including rate increases, strong renewal retention, increased new business opportunities and higher exposure base. These factors contributed to growth in most of our businesses, primarily in property, inland marine, professional, risk management, specialty casualty, and A&H lines of business. In addition, we continued to generate higher personal lines production from homeowner and automobile business offered through ACE Private Risk Services. Growth in our retail division was partially offset by lower premiums in certain casualty and program business from adherence to our underwriting standards; in particular, we continued our planned reduction in our U.S. general market workers’ compensation business. Our wholesale and specialty division reported growth in property, casualty and inland marine lines. This growth was partially offset by reduced agriculture premiums from lower crop hail production. The overall decrease in agriculture premiums was partially offset by increased premiums from the November 2011 acquisition of Penn Millers Insurance Company (Penn Millers).

Insurance – North American reported a three percent increase in net premiums earned for the three months ended June 30, 2012. Net premiums earned for the six months ended June 30, 2012 was relatively flat. Net premiums earned increased for the three months ended June 30, 2012 due to growth in our retail division from higher premiums earned in our property, risk management, specialty casualty and A&H lines of business, along with growth in our personal lines business from continued expansion of the ACE Private Risk Services product offerings. These increases were partially offset by lower premiums associated with a couple of large structured prospective risk management programs and the continued planned reduction in our U.S. general market workers’ compensation business. Our wholesale and specialty division also generated higher premiums earned primarily in our agriculture business from the acquisition of Penn Millers in November 2011, as well as from higher premiums in wholesale property and inland marine lines. For the six months ended June 30, 2012, the growth in premiums from these retail and wholesale and specialty businesses was more than offset by the decline in premiums from our U.S. general market workers’ compensation business and a couple of large structured prospective risk management programs.

The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$347	$292	19%	$669	$584	15%
Agriculture	384	356	8%	443	434	2%
Casualty	828	865	(4)%	1,645	1,755	(6)%
Personal accident (A&H)	93	91	2%	182	177	3%

Net premiums earned	$1,652	$1,604	3%	$2,939	$2,950	(0)%

	2012 % of Total	2011 % of Total		2012 % of Total	2011 % of Total
Property and all other	21%	18%		23%	20%
Agriculture	23%	22%		15%	15%
Casualty	50%	54%		56%	59%
Personal accident (A&H)	6%	6%		6%	6%

Net premiums earned	100%	100%		100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	70.4%	76.9%	68.5%	75.5%
Catastrophe losses and related reinstatement premiums	(2.9)%	(6.9)%	(2.2)%	(6.6)%
Prior period development	3.6%	4.4%	4.0%	3.6%

Loss and loss expense ratio, adjusted	71.1%	74.4%	70.3%	72.5%

Insurance – North American’s net catastrophe losses, excluding reinstatement premiums, were $49 million and $65 million for the three and six months ended June 30, 2012, compared with $110 million and $186 million for the prior year periods, respectively. Catastrophe losses through June 30, 2012 were primarily related to severe weather-related events in the U.S. Catastrophe losses through June 30, 2011 were primarily related to severe weather-related events in the U.S., including flooding in the Midwest, and the earthquake in Japan. Insurance – North American experienced net favorable prior period development of $59 million and $119 million for the three and six months ended June 30, 2012, compared with net favorable prior period development of $71 million and $106 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2012 primarily due to a reduction in the current accident year loss ratio for several of our property, casualty and professional lines where execution of detailed portfolio management plans has resulted in improved loss ratio performance.

Insurance – North American’s policy acquisition cost ratio increased for the three and six months ended June 30, 2012 due to growth in certain businesses, including personal lines and A&H that carry a higher acquisition rate than our other businesses, and increased spending for strategic initiatives to support future growth opportunities.

Insurance – North American’s administrative expense ratio increased slightly for the three and six months ended June 30, 2012 primarily due to increased spending required to support business growth primarily in our retail businesses, including ACE Private Risk Services, and growth in spending due to the Penn Millers acquisition.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs. Q-11	June 30		YTD-12 vs. YTD-11
	2012	2011		2012	2011
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,475	$1,443	2%	$3,003	$2,853	5%
Net premiums earned	1,420	1,415	0%	2,811	2,693	4%
Losses and loss expenses	703	721	(2)%	1,408	1,573	(10)%
Policy acquisition costs	332	335	(1)%	667	636	5%
Administrative expenses	233	239	(3)%	462	462	0%

Underwriting income	152	120	27%	274	22	NM
Net investment income	128	137	(7)%	259	268	(3)%
Net realized gains (losses)	26	(10)	NM	46	(19)	NM
Interest expense	1	1	0%	2	2	0%
Other (income) expense	6	(5)	NM	6	(7)	NM
Income tax expense	51	39	31%	89	56	59%

Net income	$248	$212	17%	$482	$220	119%

Loss and loss expense ratio	49.6%	51.0%		50.1%	58.4%
Policy acquisition cost ratio	23.4%	23.6%		23.7%	23.6%
Administrative expense ratio	16.3%	17.0%		16.5%	17.2%

Combined ratio	89.3%	91.6%		90.3%	99.2%

Insurance – Overseas General conducts business internationally and in most major foreign currencies.

The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	P&C	A&H	Total	P&C	A&H	Total
Net premiums written:
Growth in original currency	7.5%	5.4%	6.7%	10.6%	4.4%	8.3%
Foreign exchange effect	(4.4)%	(4.9)%	(4.5)%	(3.0)%	(3.1)%	(3.1)%

Growth as reported in U.S. dollars	3.1%	0.5%	2.2%	7.6%	1.3%	5.2%

Net premiums earned:
Growth in original currency	6.2%	4.3%	5.5%	10.0%	4.4%	7.9%
Foreign exchange effect	(5.1)%	(5.3)%	(5.2)%	(3.5)%	(3.4)%	(3.5)%

Growth as reported in U.S. dollars	1.1%	(1.0)%	0.3%	6.5%	1.0%	4.4%

Insurance – Overseas General’s net premiums written increased two percent and five percent for the three and six months ended June 30, 2012, respectively. Retail P&C net premiums written increased due to new business opportunities and rate increases in Latin America, Asia, and Europe. In addition, A&H business continues to experience strong growth primarily in Asia and Latin America. For the six months ended June 30, 2012, net premiums written also benefited from favorable impact of reinstatement premiums expensed related to the first quarter 2011 catastrophe activity. Growth in the three and six months ended June 30, 2012 was partially offset by continued decreases in certain retail A&H business due to suspension of Combined sales in the U.K. and Ireland.

Insurance – Overseas General’s net premiums earned grew six percent in original currencies for the three months ended June 30, 2012, though growth in reported U.S. dollars was relatively flat. The constant-dollar growth was driven by continued strong written premium performance in Latin America and Asia Pacific. Net premiums earned grew eight percent in original currencies and four percent in reported U.S. dollars for the six months ended June 30, 2012, driven by growth noted in Latin America and Asia Pacific as well as reinstatement premiums expensed in the prior year period.

The following tables provide a line of business breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$552	$533	4%	$1,090	$964	13%
Casualty	338	348	(3)%	671	690	(3)%
Personal accident (A&H)	530	534	(1)%	1,050	1,039	1%

Net premiums earned	$1,420	$1,415	0%	$2,811	$2,693	4%

	Three Months Ended June 30			Six Months Ended June 30
	2012 % of Total	2011 % of Total		2012 % of Total	2011 % of Total
Property and all other	39%	38%		39%	36%
Casualty	24%	24%		24%	26%
Personal accident (A&H)	37%	38%		37%	38%

Net premiums earned	100%	100%		100%	100%

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	49.6%	51.0%	50.1%	58.4%
Catastrophe losses and related reinstatement premiums	(0.4)%	(0.6)%	(0.2)%	(8.4)%
Prior period development	2.7%	2.8%	2.1%	3.1%

Loss and loss expense ratio, adjusted	51.9%	53.2%	52.0%	53.1%

Net catastrophe losses, excluding reinstatement premiums, were $5 million and $7 million for the three and six months ended June 30, 2012, compared with $10 million and $197 million in the prior year, respectively. Catastrophe losses through June 30, 2012 were primarily as a result of flooding in the U.K. Catastrophe losses through June 30, 2011 included earthquakes in New Zealand and Japan and Australian storm events. Insurance – Overseas General experienced net favorable prior period development of $39 million and $61 million for the three and six months ended June 30, 2012 compared with $40 million and $84 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2012 due to the reduction in the current accident year loss ratio across several lines of business in several regions.

Insurance – Overseas General’s policy acquisition cost ratio decreased slightly for the three months ended June 30, 2012. Insurance – Overseas General’s policy acquisition cost ratio remained relatively flat for the six months ended June 30, 2012.

Insurance – Overseas General’s administrative expense ratio decreased for the three and six months ended June 30, 2012 due to lower regulatory costs for Combined in the U.K. and Ireland.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$309	$282	9%	$572	$597	(4)%
Net premiums earned	237	254	(7)%	467	514	(9)%
Losses and loss expenses	102	112	(9)%	204	391	(48)%
Policy acquisition costs	42	47	(11)%	85	93	(9)%
Administrative expenses	13	14	(7)%	25	26	(4)%

Underwriting income	80	81	(1)%	153	4	NM
Net investment income	70	71	(1)%	141	143	(1)%
Net realized gains (losses)	(17)	(14)	21%	(4)	(27)	(85)%
Interest expense	1	1	0%	2	1	100%
Other (income) expense	3	1	200%	(2)	(5)	(60)%
Income tax expense	—	8	NM	6	18	(67)%

Net income	$129	$128	1%	$284	$106	168%

Loss and loss expense ratio	42.5%	44.1%		43.5%	76.1%
Policy acquisition cost ratio	17.8%	18.5%		18.3%	18.1%
Administrative expense ratio	5.8%	5.3%		5.3%	4.9%

Combined ratio	66.1%	67.9%		67.1%	99.1%

Global Reinsurance reported a nine percent increase and a four percent decrease in net premiums written for the three and six months ended June 30, 2012, respectively. The increase in the three months ended June 30, 2012 was primarily due to improving pricing conditions in our property catastrophe business. This improvement is more than offset in our six months ended June 30, 2012 results due to lower production in the three months ended March 31, 2012 from competitive market conditions, adherence to underwriting standards and a non-recurring loss portfolio transfer treaty written in the prior year.

The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$42	$40	5%	$84	$85	(1)%
Casualty	123	139	(12)%	243	287	(15)%
Property catastrophe	72	75	(4)%	140	142	(1)%

Net premiums earned	$237	$254	(7)%	$467	$514	(9)%

	2012 % of Total	2011 % of Total		2012 % of Total	2011 % of Total
Property and all other	18%	16%		18%	17%
Casualty	52%	54%		52%	56%
Property catastrophe	30%	30%		30%	27%

Net premiums earned	100%	100%		100%	100%

Global Reinsurance reported a decrease in net premiums earned of seven percent and nine percent for the three and six months ended June 30, 2012, respectively, primarily due to consecutive annual net decreases in production resulting from competitive market conditions, particularly in casualty and other long-tail lines.

The following table shows the impact of catastrophe losses and related reinstatement premiums and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	42.5%	44.1%	43.5%	76.1%
Catastrophe losses and related reinstatement premiums	(0.7)%	(8.0)%	(0.5)%	(33.5)%
Prior period development	6.5%	14.0%	5.5%	9.6%

Loss and loss expense ratio, adjusted	48.3%	50.1%	48.5%	52.2%

Global Reinsurance recorded net catastrophe losses, excluding reinstatement premiums, of $1 million and $2 million for the three and six months ended June 30, 2012, compared with net catastrophe losses of $22 million and $174 million in the prior year periods, respectively. The catastrophe losses in the prior year were primarily related to earthquakes in Japan and New Zealand, natural catastrophes in Australia and severe weather related events in the U.S. Global Reinsurance experienced net favorable prior period development of $15 million and $26 million for the three and six months ended June 30, 2012, respectively. This compares with net favorable prior period development of $35 million and $49 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased through June 30, 2012 primarily due to an increase in lower loss ratio property catastrophe business and the period over period impact of a loss portfolio transfer treaty written in the prior year.

Global Reinsurance’s policy acquisition cost ratio decreased for the three months ended June 30, 2012 and remained relatively flat for the six months ended June 30, 2012. Results for the three months ended June 30, 2012 reflected net favorable adjustments on loss sensitive contract provisions.

Global Reinsurance’s administrative expense ratio increased for the three and six months ended June 30, 2012 as a result of the decline in net premiums earned.

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

	Three Months Ended			% Change	Six Months Ended		% Change
	June 30			Q-12 vs.	June 30		YTD-12 vs.
	2012		2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$486		$493	(1)%	$974	$929	5%
Net premiums earned		474	484	(2)%	947	909	4%
Losses and loss expenses		151	159	(5)%	299	297	1%
Policy benefits		102	108	(6)%	249	199	25%
(Gains) losses from fair value changes in separate account assets(1)		14	—	NM	(4)	—	NM
Policy acquisition costs		88	85	4%	164	161	2%
Administrative expenses		78	78	0%	156	152	3%
Net investment income		62	60	3%	123	106	16%

Life underwriting income		103	114	(10)%	206	206	0%
Net realized gains (losses)		(421)	(68)	NM	(190)	(81)	135%
Interest expense		3	3	0%	6	6	0%
Other (income) expense(1)		5	11	(55)%	14	17	(18)%
Income tax expense		19	14	36%	30	28	7%

Net income		$(345)	$18	NM	$(34)	$74	NM

(1)

(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table provides a line of business breakdown of Life net premiums written for the periods indicated:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30		Q-12 vs.	June 30		YTD-12 vs.
	2012	2011	Q-11	2012	2011	YTD-11
	(in millions of U.S. dollars, except for percentages)
Life reinsurance	$76	$85	(11)%	$161	$174	(7)%
Life insurance	166	159	4%	326	258	26%
A&H	244	249	(2)%	487	497	(2)%

Life net premiums written	$486	$493	(1)%	$974	$929	5%

Life insurance net premiums written increased for the three months ended June 30, 2012 due to overall growth in the business, primarily driven by our Asian markets. Net premiums written increased in the six months ended June 30, 2012 primarily due to prior year acquisitions. Life reinsurance net premiums written decreased for the three and six months ended June 30, 2012 because no new life reinsurance business is currently being written. A&H net premiums written decreased for the three and six months ended June 30, 2012 due to the continuing effects on the economy resulting in lower new business and renewals.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended June 30, 2012, realized losses were associated with an increased value of GLB liabilities primarily due to falling equity levels and interest rates partially offset by an increase in the value of the derivative instruments, which increase in value when the S&P 500 index decreases. During the six months ended June 30, 2012, realized losses were associated with an increased value of GLB liabilities primarily due to falling interest rates and the unfavorable impact of discounting future claims for two fewer quarters partially offset by a decreased value of GLB liabilities due to rising equity levels. In addition, for the six months ended June 30, 2012, we experienced a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

Other Income and Expense Items

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
(Gains) losses from fair value changes in separate account assets	$14	$—	$(4)	$—
Amortization of intangible assets	12	7	24	14
Equity in net (income) loss of partially-owned entities	5	(6)	(14)	(36)
Federal excise and capital taxes	5	4	9	9
Acquisition-related costs	1	—	3	3
Other	(3)	7	13	9

Other (income) expense	$34	$12	$31	$(1)

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

Net Investment Income

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Fixed maturities	$527	$557	$1,071	$1,091
Short-term investments	9	12	18	24
Equity securities	9	10	17	18
Other	20	14	28	31

Gross investment income	565	593	1,134	1,164
Investment expenses	(28)	(24)	(53)	(51)

Net investment income	$537	$569	$1,081	$1,113

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased six percent and three percent for the three and six months ended June 30, 2012, respectively. The decline in net investment income was primarily due to lower yields on new investments and the negative impact of foreign exchange, partially offset by positive operating cash flows and a higher overall average invested asset base.

The investment portfolio’s average market yield on fixed maturities was 2.8 percent and 3.4 percent at June 30, 2012 and 2011, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The yield on short-term investments reflects the global nature of our insurance operations (1.5 percent—2.0 percent yield). For example, yields on short-term investments in Malaysia, Korea, and Ecuador range from 2.7 percent—3.9 percent.

The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity (3.7 percent – 4.5 percent yield). The strategic emerging debt portfolio represents approximately 60 percent of our equity securities portfolio.

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

The following tables present our pre-tax net realized and unrealized gains (losses) as well as a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$68	$251	$319	$74	$202	$276
Fixed income derivatives	(49)	—	(49)	(48)	—	(48)

Total fixed maturities	19	251	270	26	202	228

Public equity	(5)	(9)	(14)	4	6	10
Other	(3)	(3)	(6)	(4)	3	(1)

Subtotal	11	239	250	26	211	237

Derivatives
Fair value adjustment on insurance derivatives	(467)	—	(467)	(70)	—	(70)
S&P put option and futures	70	—	70	3	—	3
Fair value adjustment on other derivatives	1	—	1	(2)	—	(2)

Subtotal derivatives	(396)	—	(396)	(69)	—	(69)

Foreign exchange losses	(9)	—	(9)	(30)	—	(30)

Total gains (losses)	$(394)	$239	$(155)	$(73)	$211	$138

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$102	$494	$596	$123	$163	$286
Fixed income derivatives	(7)	—	(7)	(68)	—	(68)

Total fixed maturities	95	494	589	55	163	218

Public equity	(4)	29	25	11	8	19
Other	(7)	1	(6)	(5)	6	1

Subtotal	84	524	608	61	177	238

Derivatives
Fair value adjustment on insurance derivatives	(39)	—	(39)	1	—	1
S&P put option and futures	(161)	—	(161)	(68)	—	(68)
Fair value adjustment on other derivatives	(4)	—	(4)	(3)	—	(3)

Subtotal derivatives	(204)	—	(204)	(70)	—	(70)

Foreign exchange losses	(14)	—	(14)	(109)	—	(109)

Total gains (losses)	$(134)	$524	$390	$(118)	$177	$59

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities	$(1)	$69	$68	$(5)	$79	$74
Public equity	(4)	(1)	(5)	—	4	4
Other	(5)	2	(3)	(3)	(1)	(4)

Total	$(10)	$70	$60	$(8)	$82	$74

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities	$(8)	$110	$102	$(9)	$132	$123
Public equity	(5)	1	(4)	—	11	11
Other	(7)	—	(7)	(3)	(2)	(5)

Total	$(20)	$111	$91	$(12)	$141	$129

Our net realized gains (losses) for the three and six months ended June 30, 2012, included write-downs of $10 million and $20 million, respectively, as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $8 million and $12 million for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, our investment portfolios held by U.S. legal entities included approximately $75 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $26 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $6 million at June 30, 2012. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.8 years at June 30, 2012 and 3.7 years at December 31, 2011. We estimate that a 100 basis point (bps) increase in interest rates would reduce our book value by approximately $2.1 billion at June 30, 2012.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2012		December 31, 2011
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$44,386	$42,316	$41,967	$40,450
Fixed maturities held to maturity	8,062	7,782	8,605	8,447
Short-term investments	2,260	2,260	2,301	2,301

	54,708	52,358	52,873	51,198
Equity securities	729	724	647	671
Other investments	2,524	2,297	2,314	2,112

Total investments	$57,961	$55,379	$55,834	$53,981

The fair value of our total investments increased $2.1 billion during the six months ended June 30, 2012, primarily due to the investing of operating cash flows and unrealized appreciation.

The following tables show the market value of our fixed maturities and short-term investments at June 30, 2012 and December 31, 2011. The first table lists investments according to type and the second according to S&P credit rating:

	June 30, 2012		December 31, 2011
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,614	5%	$2,361	5%
Agency	1,816	3%	1,725	3%
Corporate and asset-backed securities	17,581	32%	17,030	32%
Mortgage-backed securities	12,725	23%	13,237	25%
Municipal	3,495	7%	2,888	6%
Non-U.S.	14,217	26%	13,331	25%
Short-term investments	2,260	4%	2,301	4%

Total	$54,708	100%	$52,873	100%

AAA	$9,132	17%	$9,284	18%
AA	20,931	38%	20,562	39%
A	10,400	19%	10,106	19%
BBB	6,243	11%	6,152	12%
BB	4,298	8%	3,755	7%
B	3,217	6%	2,428	4%
Other	487	1%	586	1%

Total	$54,708	100%	$52,873	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education and utilities (water, power, and sewers). As of June 30, 2012, one state, including political subdivisions and other municipal issuers within the state, represented approximately 17 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 68 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 42 percent and 58 percent between general obligation and special revenue bonds, respectively.

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 78 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is A and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored on a daily basis by us via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2012:

	Market Value		Amortized Cost
	(in millions of U.S. dollars)
United Kingdom		$1,191	$1,152
Canada		939	906
Republic of Korea		488	456
Germany		409	401
Japan		378	376
Province of Ontario		230	219
Federative Republic of Brazil		201	196
Kingdom of Thailand		160	156
Province of Quebec		157	146
Commonwealth of Australia		150	134
France		134	130
State of Queensland		132	123
Swiss Confederation		128	121
People’s Republic of China		120	117
Federation of Malaysia		117	116
United Mexican States		105	98
State of New South Wales		77	72
Taiwan		76	75
State of Victoria		60	56
Socialist Republic of Vietnam		54	50
Republic of Indonesia		50	49
Russian Federation		47	47
Republic of Colombia		40	39
Republic of Austria		40	39
Dominion of New Zealand		39	38
Other Non-U.S. Government(1)		734	707

Non-U.S. Government Securities		6,256	6,019
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)		2,369	2,304
Other Non-U.S. Corporate		5,592	5,344

Total	$14,217		$13,667

(1)	Includes investments in Spain and Italy of $0.4 million. There are no investments in Portugal, Ireland, or Greece. Our gross and net Eurozone Non-U.S. Government Securities exposure is the same.
(2)	Refer to the following table for further detail on Eurozone Non-U.S. Corporate Securities. Our gross and net Eurozone Non-U.S. Corporate Securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at June 30, 2012:

	Market Value by Industry					Amortized Cost
	Bank	Financial	Industrial	Utility	Total
	(in millions of U.S. dollars)
Netherlands	$225	$133	$320	$124	$802	$770
France	98	37	115	146	396	392
Germany	284	2	76	7	369	356
Luxembourg	11	2	243	95	351	347
Euro Supranational	197	—	—	—	197	189
Ireland	12	1	87	17	117	110
Spain	10	4	18	5	37	42
Italy	25	—	6	3	34	32
Austria	20	—	7	1	28	27
Finland	13	1	8	2	24	26
Belgium	—	—	12	1	13	12
Portugal	—	—	1	—	1	1

Eurozone Non-U.S. Corporate Securities	$895	$180	$893	$401	$2,369	$2,304

The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at June 30, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
European Investment Bank	$166	$160
KFW	156	150
Rabobank Nederland NV	109	104
Deutsche Bank AG	46	45
Bank Nederlandse Gemeenten	41	40
ABN AMRO Group NV	32	30
Nederlandse Waterschapsbank NV	28	27
Credit Agricole Groupe	27	27
BNP Paribas SA	25	24
Erste Abwicklungsanstalt	23	23

The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at June 30, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
EDF SA	$79	$79
ING Groep NV	77	78
Intelsat SA	73	71
Deutsche Telekom AG	69	63
Royal Dutch Shell PLC	64	59
LyondellBasell Industries NV	55	51
France Telecom SA	41	39
Gazprom OAO	40	38
General Electric Co	38	35
Liberty Global Inc	38	35

The table below summarizes our largest exposures to corporate bonds by market value at June 30, 2012:

Market Value
(in millions of U.S. dollars)
General Electric Co	$430
JP Morgan Chase & Co	426
Citigroup Inc	350
Bank of America Corp	314
The Goldman Sachs Group Inc	307
Verizon Communications Inc	278
Morgan Stanley	267
AT&T INC	223
Wells Fargo & Co	203
HSBC Holdings Plc	197
Comcast Corp	164
Kraft Foods Inc	164
Lloyds Banking Group Plc	162
Royal Bank of Scotland Group Plc	156
Time Warner Cable Inc	138
Barclays Plc	136
ConocoPhillips	127
BP Plc	123
Pfizer Inc	121
UBS AG	121
American Express Co	120
Credit Suisse Group	116
Anheuser-Busch InBev NV	111
Rabobank Nederland NV	109
Enterprise Products Partners LP	105

Mortgage-backed securities

Additional details on the mortgage-backed component of our investment portfolio at June 30, 2012, are provided below:

Mortgage-backed securities

Market Value

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency residential mortgage-backed (RMBS)	$—	$10,942	$—	$—	$—	$10,942
Non-agency RMBS	145	6	24	10	399	584
Commercial mortgage-backed	1,164	18	10	7	—	1,199

Total mortgage-backed securities	$1,309	$10,966	$34	$17	$399	$12,725

Mortgage-backed securities

Amortized Cost

(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency RMBS	$—	$10,480	$—	$—	$—	$10,480
Non-agency RMBS	145	6	24	11	476	662
Commercial mortgage-backed	1,090	16	9	6	—	1,121

Total mortgage-backed securities	$1,235	$10,502	$33	$17	$476	$12,263

Our mortgage-backed securities are rated predominantly AA and comprise approximately 23 percent of our fixed income portfolio. This compares with a 32 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at June 30, 2012. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 95 percent of our total RMBS portfolio. Our non-agency RMBS are backed primarily by prime collateral and are broadly diversified in over 47,000 loans. This portfolio’s original loan-to-value ratio is approximately 67 percent with an average Fair Isaac Corporation (FICO) score of 730. With this conservative loan-to-value ratio and subordinated collateral of five percent, the cumulative 5-year foreclosure rate would have to rise to 15 percent from current levels before principal is significantly impaired. The foreclosure rate of our non-agency RMBS portfolio at June 30, 2012 was eight percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 13,000 loans with 47 percent of the portfolio issued before 2006 and 38 percent issued after 2009. The average loan-to-value ratio is approximately 64 percent with a debt service coverage ratio in excess of 1.9 and weighted-average subordinated collateral of 30 percent. The cumulative foreclosure rate would have to rise to 42 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at June 30, 2012 was approximately 2.3 percent.

Below-investment grade corporate fixed income portfolio

Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At June 30, 2012, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 990 issuers, with the greatest single exposure being $95 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high yield security selection and portfolio construction. Our high yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates

As of June 30, 2012, with the exception noted below, there were no material changes to our critical accounting estimates. Refer to Note 1 to the consolidated financial statements for additional information. For full discussion of our critical accounting estimates, refer to Item 7 in our 2011 Form 10-K.

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Prior year amounts and ratios have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.

Reinsurance recoverable on ceded reinsurance

The following table shows a composition of our reinsurance recoverable for the periods indicated:

	June 30 2012	December 31 2011
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses, net of a provision for uncollectible reinsurance	$10,986	$11,602
Reinsurance recoverable on paid losses and loss expenses, net of a provision for uncollectible reinsurance	766	787

Net reinsurance recoverable on losses and loss expenses	$11,752	$12,389

Reinsurance recoverable on policy benefits	$257	$249

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.8 billion of collateral at June 30, 2012 and December 31, 2011. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to collections relating to prior period catastrophe events and run-off operations.

Unpaid losses and loss expenses

As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At June 30, 2012, our gross unpaid loss and loss expense reserves were $36.9 billion and our net unpaid loss and loss expense reserves were $25.9 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The table below presents a roll-forward of our unpaid losses and loss expenses:

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2011	$37,477	$11,602	$25,875
Losses and loss expenses incurred	5,212	1,289	3,923
Losses and loss expenses paid	(5,792)	(1,824)	(3,968)
Other (including foreign exchange translation)	(47)	(81)	34

Balance at June 30, 2012	$36,850	$10,986	$25,864

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves:

	June 30, 2012			December 31, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$16,590	$5,340	$11,250	$17,143	$5,681	$11,462
IBNR reserves	20,260	5,646	14,614	20,334	5,921	14,413

Total	$36,850	$10,986	$25,864	$37,477	$11,602	$25,875

Asbestos and Environmental (A&E) and Other Run-off Liabilities

There was no unexpected A&E reserve activity during the six months ended June 30, 2012. Refer to our 2011 Form 10-K for additional information.

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

At June 30, 2012, Level 3 assets represented four percent of assets that are measured at fair value and two percent of total assets. Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and two percent of our total liabilities. During the three and six months ended June 30, 2012, we transferred $47 million and $42 million, respectively, into our Level 3 assets. During the three and six months ended June 30, 2012, we transferred $5 million and $25 million, respectively, out of our Level 3 assets. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three and six months ended June 30, 2012 and 2011.

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

During the six months ended June 30, 2012, no material changes were made to actuarial or behavior assumptions.

During the three months ended June 30, 2012, realized losses of $491 million were associated with an increased value of GLB liabilities primarily due to falling equity levels and interest rates. During the six months ended June 30, 2012, realized losses of $35 million were associated with an increased value of GLB liabilities primarily due to falling interest rates and the unfavorable impact of discounting future claims for two fewer quarters. This excludes realized gains of $70 million and realized losses of $161 million during the three and six months ended June 30, 2012 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the three and six months ended June 30, 2012 and 2011.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The different categories of claim limits are described below:

•

Reinsurance programs covering guaranteed minimum death benefits (GMDB) with an annual claim limit of 2 percent of account value. This category accounts for approximately 65 percent of the total reinsured GMDB guaranteed value. Approximately one percent of the guaranteed value in this category has additional reinsurance coverage for GLB.

•

Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 22 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 71 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 49 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $380 million as of June 30, 2012. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

•

Reinsurance programs covering GMDB and guaranteed minimum accumulation benefits (GMAB). This category accounts for approximately 18 percent of the total reinsured GLB guaranteed value and 13 percent of the total reinsured GMDB guaranteed value. These reinsurance programs are quota-share agreements with the quota-share decreasing as the ratio of account value to guaranteed value decreases. The quota-share is 100 percent for ratios between 100 percent and 75 percent, 60 percent for additional losses on ratios between 75 percent and 45 percent, and 30 percent for further losses on ratios below 45 percent. Approximately 34 percent of guaranteed value in this category is also subject to a claim deductible of 8.8 percent of guaranteed value (i.e., our reinsurance coverage would only pay when the ratio of account value to guaranteed value is below 91.2 percent).

•

Reinsurance programs covering GMIB with an annual claim limit. This category accounts for approximately 49 percent of the total reinsured GLB guaranteed value. The annual claim limit is 10 percent of guaranteed value on over 98 percent of the guaranteed value in this category. Additionally, reinsurance programs in this category have an annual annuitization limit that ranges between 17.5 percent and 30 percent with approximately 42 percent of guaranteed value subject to an annuitization limit of 20 percent or under, and the remaining 58 percent subject to an annuitization limit of 30 percent. Approximately 39 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 42 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

•

Reinsurance programs covering GMIB with aggregate claim limit. This category accounts for approximately 33 percent of the total reinsured GLB guaranteed value. The aggregate claim limit for reinsurance programs in this category is approximately $1.9 billion. Additionally, reinsurance programs in this category have an annual annuitization limit of 20 percent and approximately 56 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 44 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of ($44) million and $38 million at June 30, 2012 and December 31, 2011, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals and deaths at a rate of 5 percent -10 percent annually.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
June 30, 2012 and prior	2%
Remainder of 2012	6%
2013	23%
2014	18%
2015	5%
2016	5%
2017	19%
2018	16%
2019 and after	6%

Total	100%

The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$21	$25	$43	$51
Less paid claims	26	23	52	49

Net	$(5)	$2	$(9)	$2

Living Benefits (Includes GMIB and GMAB)
Premium	$40	$41	$80	$82
Less paid claims	1	1	2	2

Net	$39	$40	$78	$80

Total VA Guaranteed Benefits
Premium	$61	$66	$123	$133
Less paid claims	27	24	54	51

Net	$34	$42	$69	$82

Death Benefits (GMDB)

For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $117 million of claims and $78 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)

Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $1 million of claims and $153 million of premium on living benefits over the next 12 months.

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

Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at April 1, 2012.

The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at June 30, 2012 and 2011. The table also shows ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at June 30, 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.6 billion (or six percent of our total shareholders’ equity at June 30, 2012). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.0 percent.

	U.S. Hurricanes				California Earthquakes
	June 30, 2012			June 30, 2011	June 30, 2012			June 30, 2011
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,648	6%	1.0%	$1,254	$778	3%	1.9%	$803
1-in-250	$2,201	9%	0.9%	$1,722	$995	4%	1.6%	$948

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

The above hurricane PMLs at June 30, 2012 reflect the findings from an in-depth review of hurricane risk during 2011, including assessment of the latest third-party hurricane models, implementation of the revised models through a multi-model framework for risk assessment, and custom model output adjustments to better reflect ACE’s underlying exposure profile. The June 2011 hurricane PMLs were based on the previous view of modeled risk.

Natural catastrophe property reinsurance program

ACE’s core property catastrophe reinsurance program provides protection against natural catastrophes impacting its primary property operations (i.e., excluding our Global Reinsurance and Life segments) and consists of two separate towers.

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

There were no significant changes to ACE’s coverage under its North American Core Program during the second quarter. However, the North American Calabash program expired June 15, 2012 without renewal. With respect to our International Property Catastrophe Program, we renewed the layers of reinsurance protection in excess of $150 million on our Core Program for the period from July 1, 2012 through June 30, 2013 with no significant change in coverage from the expiring program. Refer to our 2011 Form 10-K for additional information.

Crop insurance

ACE is one of the leading writers of crop insurance in the U.S. Our crop insurance business primarily comprises two components – Multiple Peril Crop Insurance (MPCI) and hail insurance. The MPCI program is a partnership with the U.S. Department of Agriculture (USDA), which sets the terms and conditions of the program under the annual Standard Reinsurance Agreement (SRA). Given the crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.

MPCI represents about 85 percent of our Agriculture net premiums written; however, this percentage may change as a result of, among other things, growth in our other non-MPCI agriculture lines and changes in commodity prices.

We purchase third party stop-loss reinsurance for our MPCI business to limit our exposure. The attachment point for this stop-loss reinsurance is based upon the ACE underwriting loss after the impact of the SRA risk sharing between ACE and the Federal Crop Insurance Corporation. The attachment point is approximately equal to a 104 percent combined ratio.

Given the drought conditions in the U.S. as of July 24, 2012, we expect we will incur approximately $68 million of additional after-tax losses, in the second half of 2012, for our MPCI business compared to what we contemplated as of April 2012 (when we publicly announced updated earnings guidance for the calendar year). The increased losses would result in a loss ratio increase of approximately five percentage points, i.e., 93 percent—94 percent combined ratio for the 2012 MPCI business. If the drought conditions worsen and continue until harvest (of covered crops), we believe our modeled worst case loss would be approximately an additional $200 million after-tax, in excess of the $68 million described above.

There were no changes to the SRA during the six months ended June 30, 2012. Refer to our 2011 Form 10-K for additional information.

In June 2012, the USDA’s Risk Management Agency (RMA) released the 2013 SRA for the 2013 reinsurance year (i.e., July 1, 2012 through June 30, 2013) that replaced the 2012 SRA. There were no significant changes in the terms and conditions.

Liquidity

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through 2012. In addition to cash from operations, we have agreements with a third party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At June 30, 2012, our available credit lines totaled $2.4 billion and usage to support issued letters of credit was $1.5 billion. At July 31, 2012, usage to support issued letters of credit was $1.6 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at June 30, 2012. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2011 Form 10-K.

The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2012, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited received no dividends from its Bermuda subsidiaries during the six months ended June 30, 2012. ACE Limited received dividends of $500 million from its Bermuda subsidiaries during the six months ended June 30, 2011.

The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from ACE Global Markets or ACE INA during the six months ended June 30, 2012. ACE Limited received dividends of $180 million from ACE Global Markets during the six months ended June 30, 2011. ACE Limited received no dividends from ACE INA during the six months ended June 30, 2011. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows

Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2012 and 2011.

Our consolidated net cash flows from operating activities were $1.4 billion in the six months ended June 30, 2012, compared with $2.1 billion. Net loss and loss expenses paid were $4.0 billion in the six months ended June 30, 2012, compared with $3.8 billion. Operating cash flows decreased in the six months ended June 30, 2012, primarily due to the $515 million unfavorable year over year impact of cash collateral movements related to a large 2011 insurance transaction. The receipt of $312 million cash collateral increased operating cash flows for the six months ended June 30, 2011 while the return of $203 million cash collateral reduced operating cash flows during 2012.

Our consolidated net cash flows used for investing activities were $1.3 billion in the six months ended June 30, 2012, compared with $1.9 billion. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.

Our consolidated net cash flows used for financing activities were $123 million in the six months ended June 30, 2012, compared with $115 million. Financing cash flows included $151 million of proceeds from issuance of short-term debt, net of repayments, compared with $100 million. Dividends paid on Common Shares were $318 million in the six months ended June 30, 2012, compared with $223 million.

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

In the current low interest rate environment, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At June 30, 2012, there were $1.4 billion in reverse repurchase agreements outstanding.

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	June 30 2012	December 31 2011
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,401	$1,251
Long-term debt	3,360	3,360

Total debt	4,761	4,611
Trust preferred securities	309	309
Total shareholders’ equity	25,762	24,332

Total capitalization	$30,832	$29,252

Ratio of debt to total capitalization	15.4%	15.8%
Ratio of debt plus trust preferred securities to total capitalization	16.4%	16.8%

The following table reports the significant movements in our shareholders’ equity:

June 30, 2012
(in millions of U.S. dollars)
Balance at December 31, 2011	$24,332
Net income	1,301
Change in net unrealized appreciation on investments, net of tax	451
Dividends on Common Shares	(368)
Exercise of stock options	48
Change in net cumulative translation, net of tax	(23)
Repurchase of shares	(7)
Other movements, net of tax	28

Balance at June 30, 2012	$25,762

During January 2012, we repurchased $7 million of Common Shares in a series of open market transactions under the August 2011 and November 2010 Board of Directors authorizations. At June 30, 2012, $461 million in share repurchase authorizations remained through December 31, 2012. At June 30, 2012 there were 3,771,527 Common Shares in treasury with a weighted average cost of $54.58 per share.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

Dividends

We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Following ACE’s redomestication to Switzerland in July 2008 through March 2011, dividends were distributed by way of a par value reduction. At the May 2011 annual general meeting, our shareholders approved dividend distributions from capital contributions reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings. At the May 2012 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $1.96 per share, or CHF 1.80 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2012.

The annual dividend is payable in four quarterly installments, with each installment equaling $0.49 per share, provided that the Swiss franc equivalent of that amount per share (based on the then-current USD/CHF exchange rate), taken together with the Swiss franc equivalents of all other installments of this annual dividend, will not exceed 150 percent of CHF 1.80 (the aggregate distribution cap). If the Swiss franc equivalent of an upcoming dividend installment would cause the aggregate distribution cap to be exceeded, then that dividend installment will be reduced to equal the Swiss franc amount remaining available under the aggregate distribution cap, and the U.S. dollar amount distributed for that installment will be the then-applicable U.S. dollar equivalent of the remaining Swiss franc amount.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
January 10, 2012	January 31, 2012	$0.47 (CHF 0.44)
March 30, 2012	April 20, 2012	$0.47 (CHF 0.42)
July 31, 2012	August 21, 2012	$0.49 (CHF 0.48)

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

At June 30, 2012, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit above average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended June 30, 2012, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at June 30, 2012, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending June 30, 2012.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at June 30, 2012 and show the sensitivity, at June 30, 2012, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until 2013 or later). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $30 million to $60 million increase in Gross FVL and realized losses. However, the majority of this realized loss is offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period, with little or no impact to Net income. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in Gross FVL	$650	$394	$80	$(287)	$(701)	$(1,158)
	Increase/(decrease) in hedge value	(233)	(4)	227	460	696	935

	Increase/(decrease) in net income	$417	$390	$307	$173	$(5)	$(223)

Flat	(Increase)/decrease in Gross FVL	$326	$—	$(380)	$(808)	$(1,277)	$(1,776)
	Increase/(decrease) in hedge value	(230)	—	232	466	703	942

	Increase/(decrease) in net income	$96	$—	$(148)	$(342)	$(574)	$(834)

-100 bps	(Increase)/decrease in Gross FVL	$(157)	$(547)	$(990)	$(1,473)	$(1,982)	$(2,505)
	Increase/(decrease) in hedge value	(226)	5	237	472	709	949

	Increase/(decrease) in net income	$(383)	$(542)	$(753)	$(1,001)	$(1,273)	$(1,556)

		AA-rated		Interest Rate		Equity
Sensitivities to Other Economic Variables		Credit Spreads		Volatility		Volatility
		+100	-100	+2%	-2%	+2%	-2%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$169	$(169)	$(3)	$—	$(23)	$21
Increase/(decrease) in hedge value		—	—	—	—	3	(3)
Increase/(decrease) in net income		$169	$(169)	$(3)	$—	$(20)	$18

Sensitivities to Actuarial Assumptions		Mortality
		+20%	+10%	-10%	-20%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$38	$19	$(20)	$(40)
Increase/(decrease) in hedge value		—	—	—	—

Increase/(decrease) in net income		$38	$19	$(20)	$(40)

		Lapses
		+50%	+25%	-25%	-50%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$410	$222	$(262)	$(574)
Increase/(decrease) in hedge value		—	—	—	—

Increase/(decrease) in net income		$410	$222	$(262)	$(574)

		Annuitization
		+50%	+25%	-25%	-50%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$(347)	$(199)	$254	$565
Increase/(decrease) in hedge value		—	—	—	—

Increase/(decrease) in net income		$(347)	$(199)	$254	$565

The above tables assume equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Our liabilities are sensitive to global equity markets in the following proportions: 70 percent—80 percent U.S. equity, 10 percent—20 percent international equity ex-Japan, 5 percent—15 percent Japan equity. Our current hedge portfolio is sensitive to global equity markets in the following proportions: 100 percent U.S. equity. We would suggest using the S&P 500 index as a proxy for U.S. equity, the MSCI EAFE index as a proxy for international equity, and the TOPIX as a proxy for Japan equity.

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from June 30, 2012 market levels.

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

Variable Annuity Net Amount at Risk

a) Reinsurance covering the GMDB risk only

The table below shows the net amount at risk at June 30, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GMDB net amount at risk	$1,289	$1,537	$2,185	$2,463	$2,345	$2,125
Claims at 100% immediate mortality	699	442	349	332	307	277

At June 30, 2012 and December 31, 2011 the net amount at risk from reinsurance programs covering the GMDB risk only was $1.5 billion and $1.8 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2012 and December 31, 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at June 30, 2012 was approximately $442 million. This takes into account all applicable reinsurance treaty claim limits.

In addition, the table shows the total claim amount payable on reinsurance programs covering the GMDB risk only, if all of the cedants’ policyholders were to die immediately at June 30, 2012. This takes into account all applicable reinsurance treaty claim limits.

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

b) Reinsurance covering the GLB risk only

The table below shows the net amount at risk at June 30, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GLB net amount at risk	$156	$442	$1,086	$1,871	$2,437	$2,549

At June 30, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $442 million and $380 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2012 and December 31, 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

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

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

The table below shows the net amount at risk at June 30, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GMDB net amount at risk	$107	$160	$212	$261	$317	$368
GLB net amount at risk	515	934	1,490	2,089	2,577	2,857
Claims at 100% immediate mortality	597	1,000	1,216	1,403	1,588	1,772

At June 30, 2012 and December 31, 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $160 million and $182 million, respectively.

At June 30, 2012 and December 31, 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $934 million and $998 million, respectively.

These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.

In addition, the table shows the total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at June 30, 2012. This takes into account all applicable reinsurance treaty claim limits. Although this calculation shows an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero in this scenario.

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2012 and December 31, 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

Item 4. Controls and Procedures

ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2012. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

ACE LIMITED

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item is included in Note 6 d) to the consolidated financial statements which is hereby incorporated herein by reference.

Item 1A. Risk Factors

Refer to “Risk Factors” under Item 1A of Part I of our 2011 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended June 30, 2012:

Issuer’s Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Board Repurchase Authorization(2)
April 1 through April 30	7,339	$73.74	$461 million
May 1 through May 31	94,433	$75.33	$461 million
June 1 through June 30	1,701	$71.17	$461 million

Total	103,473

(1)

This column includes activity related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)

Refer to Note 7 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. The $461 million of remaining authorizations expire December  31, 2012.

Item 6. Exhibits

Refer to the Exhibit Index.

ACE LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

August 1, 2012	/S/ EVAN G. GREENBERG
Evan G. Greenberg
Chairman, President and Chief Executive Officer

August 1, 2012	/S/ PHILIP V. BANCROFT
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

3.1	Articles of Association of the Company, as amended	8-K	3.1	May 22, 2012

3.2	Articles of Association of the Company, as amended and restated	8-K	3	July 31, 2012

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 22, 2012

4.2	Articles of Association of the Company, as amended and restated	8-K	4	July 31, 2012

10.1*	ACE Limited Employee Stock Purchase Plan, as amended through the Fourth Amendment	8-K	10.1	May 22, 2012

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1	The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements				X

*	Management Contract or Compensation Plan