Form 10-Q
period 2012-09-30
ACE Ltd
filed 2012-10-31
CIK 896159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
                                YES   ☒                                                 NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
                                YES   ☐                                                 NO  ☒
The number of registrant’s Common Shares (CHF 29.34 par value) outstanding as of October 17, 2012 was 339,808,296.

ACE LIMITED

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31
	2012	2011
	(in millions of U.S. dollars, except share and per share data)
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $43,758 and $40,450)	$46,504	$41,967
(includes hybrid financial instruments of $410 and $357)
Fixed maturities held to maturity, at amortized cost (fair value – $7,879 and $8,605)	7,493	8,447
Equity securities, at fair value (cost – $741 and $671)	770	647
Short-term investments, at fair value and amortized cost	2,429	2,301
Other investments (cost – $2,385 and $2,112)	2,621	2,314
Total investments	59,817	55,676
Cash	690	614
Securities lending collateral	2,039	1,375
Accrued investment income	564	547
Insurance and reinsurance balances receivable	5,288	4,387
Reinsurance recoverable on losses and loss expenses	11,857	12,389
Reinsurance recoverable on policy benefits	246	249
Deferred policy acquisition costs	1,793	1,548
Value of business acquired	632	676
Goodwill and other intangible assets	4,990	4,799
Prepaid reinsurance premiums	1,613	1,541
Deferred tax assets	344	673
Investments in partially-owned insurance companies (cost – $352 and $345)	354	352
Other assets	3,281	2,495
Total assets	$93,508	$87,321
Liabilities
Unpaid losses and loss expenses	$38,200	$37,477
Unearned premiums	7,068	6,334
Future policy benefits	4,414	4,274
Insurance and reinsurance balances payable	3,448	3,542
Deposit liabilities	804	663
Securities lending payable	2,044	1,385
Payable for securities purchased	733	287
Accounts payable, accrued expenses, and other liabilities	4,542	3,948
Income taxes payable	221	159
Short-term debt	1,402	1,251
Long-term debt	3,360	3,360
Trust preferred securities	309	309
Total liabilities	66,545	62,989
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 29.34 and CHF 30.27 par value; 342,832,412 shares issued; 339,735,109 and 336,927,276 shares outstanding)	9,759	10,095
Common Shares in treasury (3,097,303 and 5,905,136 shares)	(187)	(327)
Additional paid-in capital	5,109	5,326
Retained earnings	9,268	7,327
Accumulated other comprehensive income (AOCI)	3,014	1,911
Total shareholders’ equity	26,963	24,332
Total liabilities and shareholders’ equity	$93,508	$87,321

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars, except per share data)
Revenues
Net premiums written	$4,716	$4,343	$12,418	$11,742
Change in unearned premiums	(51)	147	(589)	(186)
Net premiums earned	4,665	4,490	11,829	11,556
Net investment income	533	564	1,614	1,677
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(10)	(31)	(30)	(45)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	11	—	13
Net OTTI losses recognized in income	(10)	(20)	(30)	(32)
Net realized gains (losses) excluding OTTI losses	(50)	(740)	(164)	(846)
Total net realized gains (losses)	(60)	(760)	(194)	(878)
Total revenues	5,138	4,294	13,249	12,355
Expenses
Losses and loss expenses	3,047	2,745	6,970	7,234
Policy benefits	130	83	379	282
Policy acquisition costs	609	669	1,810	1,840
Administrative expenses	519	520	1,543	1,537
Interest expense	63	62	187	187
Other (income) expense	(17)	89	14	88
Total expenses	4,351	4,168	10,903	11,168
Income before income tax	787	126	2,346	1,187
Income tax expense	147	165	405	382
Net income (loss)	$640	$(39)	$1,941	$805
Other comprehensive income (loss)
Unrealized appreciation	$731	$22	$1,369	$391
Reclassification adjustment for net realized gains included in net income	(56)	(18)	(147)	(152)
	675	4	1,222	239
Change in:
Cumulative translation adjustment	190	(152)	162	149
Pension liability	(4)	3	(5)	(2)
Other comprehensive income (loss), before income tax	861	(145)	1,379	386
Income tax expense related to OCI items	(185)	(5)	(276)	(141)
Other comprehensive income (loss)	676	(150)	1,103	245
Comprehensive income (loss)	$1,316	$(189)	$3,044	$1,050
Earnings per share
Basic earnings per share	$1.88	$(0.11)	$5.71	$2.38
Diluted earnings per share	$1.86	$(0.11)	$5.67	$2.36

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30
	2012	2011
	(in millions of U.S. dollars)
Common Shares
Balance – beginning of period	$10,095	$10,161
Exercise of stock options	—	47
Dividends declared on Common Shares-par value reduction	(336)	(113)
Balance – end of period	9,759	10,095
Common Shares in treasury
Balance – beginning of period	(327)	(330)
Common Shares repurchased	(7)	(100)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	147	80
Balance – end of period	(187)	(350)
Additional paid-in capital
Balance – beginning of period	5,326	5,623
Net shares redeemed under employee share-based compensation plans	(102)	(111)
Exercise of stock options	(8)	26
Share-based compensation expense and other	93	103
Funding of dividends declared to Retained earnings	(200)	(236)
Balance – end of period	5,109	5,405
Retained earnings
Balance – beginning of period, as reported	7,327	5,926
Cumulative effect of adjustment resulting from adoption of new accounting guidance	—	(139)
Balance – beginning of period, as adjusted	7,327	5,787
Net income	1,941	805
Funding of dividends declared from Additional paid-in capital	200	236
Dividends declared on Common Shares	(200)	(236)
Balance – end of period	9,268	6,592
Deferred compensation obligation
Balance – beginning and end of period	$—	$2

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Unaudited)

	Nine Months Ended
	September 30
	2012	2011
	(in millions of U.S. dollars)
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	$1,715	$1,399
Change in period, net of income tax expense of $(234) and $(112)	988	127
Balance – end of period	2,703	1,526
Cumulative translation adjustment
Balance – beginning of period	258	262
Change in period, net of income tax expense of $(44) and $(30)	118	119
Balance – end of period	376	381
Pension liability adjustment
Balance – beginning of period	(62)	(67)
Change in period, net of income tax benefit of $2 and $1	(3)	(1)
Balance – end of period	(65)	(68)
Accumulated other comprehensive income	3,014	1,839
Common Shares issued to employee trust
Balance – beginning and end of period	—	(2)
Total shareholders’ equity	$26,963	$23,581

See accompanying notes to consolidated financial statements

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2012	2011
	(in millions of U.S. dollars)
Cash flows from operating activities
Net income	$1,941	$805
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	194	878
Amortization of premiums/discounts on fixed maturities	161	105
Deferred income taxes	46	3
Unpaid losses and loss expenses	430	826
Unearned premiums	708	232
Future policy benefits	109	51
Insurance and reinsurance balances payable	(174)	158
Accounts payable, accrued expenses, and other liabilities	252	508
Income taxes payable	44	74
Insurance and reinsurance balances receivable	(828)	(1,103)
Reinsurance recoverable on losses and loss expenses	606	133
Reinsurance recoverable on policy benefits	47	26
Deferred policy acquisition costs	(260)	(139)
Prepaid reinsurance premiums	(115)	(52)
Other	(136)	493
Net cash flows from operating activities	3,025	2,998
Cash flows from investing activities
Purchases of fixed maturities available for sale	(17,348)	(18,783)
Purchases of to be announced mortgage-backed securities	(308)	(785)
Purchases of fixed maturities held to maturity	(217)	(285)
Purchases of equity securities	(114)	(289)
Sales of fixed maturities available for sale	11,058	13,567
Sales of to be announced mortgage-backed securities	297	756
Sales of equity securities	57	364
Maturities and redemptions of fixed maturities available for sale	3,596	2,603
Maturities and redemptions of fixed maturities held to maturity	1,092	966
Net derivative instruments settlements	(358)	67
Acquisition of subsidiaries (net of cash acquired of $8 and $81)	(98)	(394)
Other	(339)	(317)
Net cash flows used for investing activities	(2,682)	(2,530)
Cash flows from financing activities
Dividends paid on Common Shares	(484)	(342)
Common Shares repurchased	(11)	(168)
Proceeds from issuance of short-term debt	2,083	3,985
Repayment of short-term debt	(1,932)	(4,035)
Proceeds from share-based compensation plans	73	82
Net cash flows used for financing activities	(271)	(478)
Effect of foreign currency rate changes on cash and cash equivalents	4	4
Net increase (decrease) in cash	76	(6)
Cash – beginning of period	614	772
Cash – end of period	$690	$766
Supplemental cash flow information
Taxes paid	$323	$306
Interest paid	$156	$151

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
c) Accounting guidance adopted
Accounting for costs associated with acquiring or renewing insurance contracts
In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

acquisition of a new or renewal insurance contract in order to be deferred. We adopted this guidance retrospectively effective January 1, 2012 and reduced Retained earnings as of January 1, 2011 by $139 million which represents the cumulative effect of adjustment resulting from adoption of new accounting guidance. We adjusted prior year amounts contained in these consolidated financial statements to reflect the effect of adjustment from adoption of new accounting guidance including reducing Deferred policy acquisition costs and Retained earnings by $213 million and $181 million, respectively, as of December 31, 2011. The reduction to Deferred policy acquisition costs is primarily due to lower deferrals associated with unsuccessful efforts. We also reduced Net income by $8 million, or $0.02 per share, and $30 million, or $0.09 per share, for the three and nine months ended September 30, 2011, respectively.
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

d) Subsequent event

In late October 2012, superstorm Sandy made landfall in the United States.  Given its recent occurrence and the limited information available, we cannot estimate at this time the amount of any possible losses from this event. The impact of this event will be reflected in our fourth quarter 2012 results.

2. Acquisitions

On June 13, 2012, we announced that we and our local partner had signed a definitive agreement to acquire PT Asuransi Jaya Proteksi (JaPro), one of Indonesia's leading general insurers. On September 18, 2012, we acquired 80 percent of JaPro and our local partner expects to complete the purchase of the remaining 20 percent, subject to regulatory approvals and other closing conditions, by the end of 2012. The total purchase price is expected to be approximately $95 million in cash. The information needed to complete the purchase price allocation is preliminary and will be adjusted as further information becomes available during the measurement period. JaPro operates under our Insurance – Overseas General segment.

On September 12, 2012, we announced that we reached a definitive agreement to acquire Fianzas Monterrey, a leading surety lines company in Mexico offering administrative performance bonds primarily to clients in the construction and industrial sectors, for approximately $285 million in cash. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to be completed during the first quarter of 2013.

On October 18, 2012, we announced that we reached a definitive agreement to acquire ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages. We expect to pay approximately $865 million in cash for this transaction, subject to adjustment for dividends paid between signing and closing. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to be completed in the first half of 2013.
Prior year acquisitions

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

3. Investments
a) Fixed maturities
The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

	September 30, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,357	$197	$—	$3,554	$—
Foreign	13,241	750	(24)	13,967	(1)
Corporate securities	14,677	1,192	(36)	15,833	(12)
Mortgage-backed securities	10,227	545	(36)	10,736	(88)
States, municipalities, and political subdivisions	2,256	159	(1)	2,414	—
	$43,758	$2,843	$(97)	$46,504	$(101)
Held to maturity
U.S. Treasury and agency	$1,084	$45	$—	$1,129	$—
Foreign	919	52	(1)	970	—
Corporate securities	2,182	140	—	2,322	—
Mortgage-backed securities	2,222	108	—	2,330	—
States, municipalities, and political subdivisions	1,086	46	(4)	1,128	—
	$7,493	$391	$(5)	$7,879	$—

	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
	(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,774	$186	$—	$2,960	$—
Foreign	12,025	475	(99)	12,401	(2)
Corporate securities	14,055	773	(135)	14,693	(22)
Mortgage-backed securities	9,979	397	(175)	10,201	(151)
States, municipalities, and political subdivisions	1,617	96	(1)	1,712	—
	$40,450	$1,927	$(410)	$41,967	$(175)
Held to maturity
U.S. Treasury and agency	$1,078	$48	$—	$1,126	$—
Foreign	935	18	(23)	930	—
Corporate securities	2,338	44	(45)	2,337	—
Mortgage-backed securities	2,949	90	(3)	3,036	—
States, municipalities, and political subdivisions	1,147	32	(3)	1,176	—
	$8,447	$232	$(74)	$8,605	$—

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and nine months ended September 30, 2012, $46 million and $130 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and nine months ended September 30, 2011, $30 million and $38 million, respectively, of net unrealized depreciation related to such securities is included in OCI. At September 30, 2012 and December 31, 2011, AOCI includes net unrealized depreciation of $28 million and $155 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.
Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 6 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 86 percent and 84 percent of the total mortgage-backed securities at September 30, 2012 and December 31, 2011, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.
The following table presents fixed maturities by contractual maturity:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
Available for sale
Due in 1 year or less	$2,210	$2,231	$2,321	$2,349
Due after 1 year through 5 years	12,591	13,174	12,325	12,722
Due after 5 years through 10 years	14,699	15,852	12,379	12,995
Due after 10 years	4,031	4,511	3,446	3,700
	33,531	35,768	30,471	31,766
Mortgage-backed securities	10,227	10,736	9,979	10,201
	$43,758	$46,504	$40,450	$41,967
Held to maturity
Due in 1 year or less	$676	$681	$393	$396
Due after 1 year through 5 years	1,839	1,914	2,062	2,090
Due after 5 years through 10 years	2,118	2,272	2,376	2,399
Due after 10 years	638	682	667	684
	5,271	5,549	5,498	5,569
Mortgage-backed securities	2,222	2,330	2,949	3,036
	$7,493	$7,879	$8,447	$8,605
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

b) Equity securities
The following table presents the cost and fair value of equity securities:

	September 30	December 31
	2012	2011
	(in millions of U.S. dollars)
Cost	$741	$671
Gross unrealized appreciation	34	18
Gross unrealized depreciation	(5)	(42)
Fair value	$770	$647
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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

default assumption in excess of the historical mean default rate. We believe that use of a default assumption in excess of the historical mean is reasonable in light of current market conditions.
For the three and nine months ended September 30, 2012, credit losses recognized in net income for corporate securities were $5 million and $9 million, respectively. For the three and nine months ended September 30, 2011, credit losses recognized in net income for corporate securities were $4 million.
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
For the three and nine months ended September 30, 2012, credit losses recognized in net income for mortgage-backed securities were $2 million and $5 million, respectively. For the three and nine months ended September 30, 2011, credit losses recognized in net income for mortgage-backed securities were $5 million and $8 million, respectively.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Fixed maturities:
OTTI on fixed maturities, gross	$(10)	$(30)	$(18)	$(41)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	11	—	13
OTTI on fixed maturities, net	(10)	(19)	(18)	(28)
Gross realized gains excluding OTTI	71	92	287	309
Gross realized losses excluding OTTI	(14)	(53)	(120)	(138)
Total fixed maturities	47	20	149	143
Equity securities:
OTTI on equity securities	—	(1)	(5)	(1)
Gross realized gains excluding OTTI	3	—	5	12
Gross realized losses excluding OTTI	(1)	(1)	(2)	(2)
Total equity securities	2	(2)	(2)	9
OTTI on other investments	—	—	(7)	(3)
Foreign exchange gains (losses)	(50)	20	(64)	(89)
Investment and embedded derivative instruments	4	(89)	(3)	(157)
Fair value adjustments on insurance derivative	83	(926)	44	(925)
S&P put options and futures	(147)	220	(308)	152
Other derivative instruments	—	2	(4)	(1)
Other	1	(5)	1	(7)
Net realized gains (losses)	$(60)	$(760)	$(194)	$(878)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Balance of credit losses related to securities still held – beginning of period	$47	$94	$74	$137
Additions where no OTTI was previously recorded	1	6	3	8
Additions where an OTTI was previously recorded	6	3	11	4
Reductions for securities sold during the period	(4)	(24)	(38)	(70)
Balance of credit losses related to securities still held – end of period	$50	$79	$50	$79

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

d) Gross unrealized loss
At September 30, 2012, there were 1,473 fixed maturities out of a total of 23,322 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $4 million. There were approximately 68 equity securities out of a total of 197 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at September 30, 2012 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position include foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.
The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
September 30, 2012
Foreign	$839	$(14.8)	$186	$(9.7)	$1,025	$(24.5)
Corporate securities	663	(20.1)	195	(15.5)	858	(35.6)
Mortgage-backed securities	225	(1.3)	412	(35.0)	637	(36.3)
States, municipalities, and political subdivisions	29	(1.3)	59	(4.0)	88	(5.3)
Total fixed maturities	1,756	(37.5)	852	(64.2)	2,608	(101.7)
Equity securities	543	(5.4)	—	—	543	(5.4)
Other investments	113	(6.3)	—	—	113	(6.3)
Total	$2,412	$(49.2)	$852	$(64.2)	$3,264	$(113.4)

	0 – 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of U.S. dollars)
December 31, 2011
Foreign	$1,801	$(82.2)	$529	$(40.0)	$2,330	$(122.2)
Corporate securities	3,084	(148.2)	268	(32.2)	3,352	(180.4)
Mortgage-backed securities	440	(7.5)	586	(170.2)	1,026	(177.7)
States, municipalities, and political subdivisions	30	(0.4)	98	(3.5)	128	(3.9)
Total fixed maturities	5,355	(238.3)	1,481	(245.9)	6,836	(484.2)
Equity securities	484	(42.3)	—	—	484	(42.3)
Other investments	88	(8.3)	—	—	88	(8.3)
Total	$5,927	$(288.9)	$1,481	$(245.9)	$7,408	$(534.8)

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

e) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under reverse repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at September 30, 2012 and December 31, 2011, are fixed maturities and short-term investments totaling $16.3 billion and $14.9 billion, respectively, and cash of $116 million and $179 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
	2012	2011
	(in millions of U.S. dollars)
Trust funds	$11,149	$9,940
Deposits with non-U.S. regulatory authorities	2,120	2,240
Assets pledged under reverse repurchase agreements	1,402	1,251
Deposits with U.S. regulatory authorities	1,325	1,307
Other pledged assets	390	364
	$16,386	$15,102

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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

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
The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three and nine months ended September 30, 2012, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $21 million for the three and nine months ended September 30, 2012.
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
	(in millions of U.S. dollars)
September 30, 2012
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,991	$1,563	$—	$3,554
Foreign	204	13,738	25	13,967
Corporate securities	19	15,684	130	15,833
Mortgage-backed securities	—	10,707	29	10,736
States, municipalities, and political subdivisions	—	2,413	1	2,414
	2,214	44,105	185	46,504
Equity securities	761	5	4	770
Short-term investments	1,561	868	—	2,429
Other investments	248	195	2,178	2,621
Securities lending collateral	—	2,039	—	2,039
Investment derivative instruments	(3)	—	—	(3)
Other derivative instruments	6	32	—	38
Separate account assets	1,024	61	—	1,085
Total assets measured at fair value	$5,811	$47,305	$2,367	$55,483
Liabilities:
GLB(1)	$—	$—	$1,279	$1,279
____________________

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
____________________

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

The transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011 were not material.
Fair value of alternative investments
Included in Other investments in the fair value hierarchy at September 30, 2012 and December 31, 2011 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At September 30, 2012 and December 31, 2011, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

	Expected Liquidation Period	September 30, 2012		December 31, 2011
		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
		(in millions of U.S. dollars)
Financial	5 to 9 Years	$210	$124	$205	$141
Real estate	3 to 9 Years	323	66	270	96
Distressed	6 to 9 Years	189	142	182	57
Mezzanine	6 to 9 Years	269	294	195	282
Traditional	3 to 8 Years	647	541	565	200
Vintage	1 to 3 Years	16	1	18	1
Investment funds	Not Applicable	389	—	378	—
		$2,043	$1,168	$1,813	$777
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

(in millions of U.S. dollars)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$1,279	Actuarial model	Lapse rate	1% - 30%
			Annuitization rate	0% - 50%
____________________

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2012
	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
		(in millions of U.S. dollars)
Balance-Beginning of Period	$4	$20	$137	$27	$1	$12	$2,047	$1	$1,354
Transfers into Level 3	—	5	5	10	—	2	53	—	—
Transfers out of Level 3	(4)	(6)	(26)	—	—	(10)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	3	—	—	(1)	13	—	—
Net Realized Gains/Losses	—	—	—	—	—	—	—	—	(75)
Purchases	—	6	11	—	—	1	121	—	—
Sales	—	—	—	(7)	—	—	(5)	—	—
Settlements	—	—	—	(1)	—	—	(51)	(1)	—
Balance-End of Period	$—	$25	$130	$29	$1	$4	$2,178	$—	$1,279
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$—	$—	$(75)
____________________

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
____________________

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1,635 million at September 30, 2011, and $676 million at June 30, 2011, which includes a fair value derivative adjustment of $1,476 million and $524 million, respectively.

	Nine Months Ended September 30, 2012
	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
		(in millions of U.S. dollars)
Balance-Beginning of Period	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	6	33	22	1	2	53	—	—
Transfers out of Level 3	(4)	(7)	(35)	(15)	—	(10)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	6	—	—	—	37	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	(40)
Purchases	—	46	19	4	—	4	366	3	—
Sales	—	(52)	(15)	(7)	—	(5)	(6)	—	—
Settlements	(1)	(1)	(11)	(3)	(1)	—	(142)	(2)	—
Balance-End of Period	$—	$25	$130	$29	$1	$4	$2,178	$—	$1,279
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$—	$(40)
____________________

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
____________________

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1,635 million at September 30, 2011, and $648 million at December 31, 2010, which includes a fair value derivative adjustment of $1,476 million and $507 million, respectively.

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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(in millions of U.S. dollars)
Fixed maturities held to maturity
U.S. Treasury and agency	$1,084	$1,129	$1,078	$1,126
Foreign	919	970	935	930
Corporate securities	2,182	2,322	2,338	2,337
Mortgage-backed securities	2,222	2,330	2,949	3,036
States, municipalities, and political subdivisions	1,086	1,128	1,147	1,176
	7,493	7,879	8,447	8,605
Partially-owned insurance companies	354	354	352	352
Total assets	$7,847	$8,233	$8,799	$8,957
Liabilities:
Short-term debt	$1,402	$1,402	$1,251	$1,251
Long-term debt	3,360	3,964	3,360	3,823
Trust preferred securities	309	459	309	404
Total liabilities	$5,071	$5,825	$4,920	$5,478

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following table presents, by valuation hierarchy, the financial instruments not measured at fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2012	(in millions of U.S. dollars)
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$615	$514	$—	$1,129
Foreign	—	970	—	970
Corporate securities	—	2,306	16	2,322
Mortgage-backed securities	—	2,330	—	2,330
States, municipalities, and political subdivisions	—	1,128	—	1,128
	615	7,248	16	7,879
Partially-owned insurance companies	—	—	354	354
Total assets	$615	$7,248	$370	$8,233
Liabilities:
Short-term debt	$—	$1,402	$—	$1,402
Long-term debt	—	3,964	—	3,964
Trust preferred securities	—	459	—	459
Total liabilities	$—	$5,825	$—	$5,825
5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
GMDB
Net premiums earned	$20	$24	$64	$75
Policy benefits and other reserve adjustments	$22	$20	$61	$63
GLB
Net premiums earned	$40	$40	$121	$122
Policy benefits and other reserve adjustments	7	7	30	19
Net realized gains (losses)	75	(952)	41	(969)
Gain (loss) recognized in income	$108	$(919)	$132	$(866)
Net cash received	$35	$40	$114	$121
Net (increase) decrease in liability	$73	$(959)	$18	$(987)
At September 30, 2012, reported liabilities for GMDB and GLB reinsurance were $114 million and $1.5 billion, respectively, compared with $138 million and $1.5 billion, respectively, at December 31, 2011. The reported liability for GLB reinsurance at September 30, 2012 and December 31, 2011 of $1.5 billion includes a fair value derivative adjustment of $1.3 billion. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.
Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At September 30, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.4 billion and $1.8 billion, respectively.
For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2012 and December 31, 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at September 30, 2012 was approximately $486 million. This takes into account all applicable reinsurance treaty claim limits.
(ii) Reinsurance covering the GLB risk only
At September 30, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $382 million and $380 million, respectively.
For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2012 and December 31, 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 3.5 percent and 4.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At September 30, 2012 and December 31, 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $137 million and $182 million, respectively.
At September 30, 2012 and December 31, 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $825 million and $998 million, respectively.
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
For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2012 and December 31, 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at September 30, 2012 was approximately $885 million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.
The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 68 years.
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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

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
In relation to certain debt issuances, ACE, from time to time, enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At September 30, 2012, ACE had no in-force interest rate swaps.
ACE, from time to time, buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables. At September 30, 2012, ACE had no in-force credit default swaps.
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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		September 30, 2012		December 31, 2011
	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
		(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(6)	$841	$7	$674
Cross-currency swaps	AP	—	50	—	—
Futures contracts on money market instruments	AP	3	2,200	7	10,476
Futures contracts on notes and bonds	AP	—	931	(4)	1,055
Options on money market instruments	AP	—	3,030	—	292
Options on notes and bonds futures	AP	—	56	—	—
Convertible bonds	FM AFS	410	378	357	353
TBAs	FM AFS	75	71	60	56
		$482	$7,557	$427	$12,906
Other derivative instruments
Futures contracts on equities(1)	AP	$6	$2,342	$(16)	$1,367
Options on equity market indices(1)	AP	32	250	54	250
Credit default swaps	AP	—	—	3	350
Other	AP	—	6	—	6
		$38	$2,598	$41	$1,973
GLB(2)	AP/FPB	$(1,487)	$1,207	$(1,505)	$1,378
____________________

(1)	Related to GMDB and GLB blocks of business.

(2)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	$(9)	$15	$(8)	$(3)
All other futures contracts and options	—	(64)	(20)	(91)
Convertible bonds	12	(41)	24	(63)
TBAs	1	1	1	—
Total investment and embedded derivative instruments	$4	$(89)	$(3)	$(157)
GLB and other derivative instruments
GLB(1)	$83	$(926)	$44	$(925)
Futures contracts on equities(2)	(138)	197	(286)	134
Options on equity market indices(2)	(9)	23	(22)	18
Credit default swaps	—	2	(4)	(1)
Total GLB and other derivative instruments	$(64)	$(704)	$(268)	$(774)
	$(60)	$(793)	$(271)	$(931)
 ____________________

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.
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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.
b) Other investments
At September 30, 2012, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,654 million. In connection with these investments, we have commitments that may require funding of up to $1,168 million over the next several years.
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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

In 2006 and 2007, the Court dismissed plaintiffs’ first two attempts to properly plead a case without prejudice and permitted plaintiffs one final opportunity to re-plead. The amended complaint, filed on May 22, 2007, purported to add several new ACE defendants: ACE Group Holdings, Inc., ACE US Holdings, Inc., Westchester Fire Insurance Company, INA Corporation, INA Financial Corporation, INA Holdings Corporation, ACE Property and Casualty Insurance Company, and Pacific Employers Insurance Company. Plaintiffs also added a new antitrust claim against Marsh, the ACE defendants, and other insurers based on the same allegations as the other claims but limited to excess casualty insurance. In 2007, the Court granted defendants’ motions to dismiss plaintiffs’ antitrust and RICO claims with prejudice. The Court also declined to exercise supplemental jurisdiction over plaintiffs’ state law claims and dismissed those claims without prejudice. Plaintiffs appealed to the United States Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed, in part, and vacated, in part, the District Court’s previous dismissals with instructions for further briefing at the District Court on remand. Defendants renewed their motions consistent with the Third Circuit’s instructions. On June 28, 2011 the District Court administratively terminated defendants’ motions without prejudice to re-file after adjudication of issues related to a proposed class settlement involving a number of other parties and stayed the case. On October 17, 2011, the Court lifted the stay and, shortly thereafter, entered an order permitting defendants to re-file their motions to dismiss.  Defendants did so on October 21, 2011.  On April 30, 2012 the Court entered a discovery scheduling order.  On May 31, 2012, the Court once again administratively terminated defendants' motions to dismiss.  On September 25, 2012, at defendants' urging, the Court ordered that the defendants' motions to dismiss would be reinstated.
As of October 30, 2012, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants’ renewed motions to dismiss. The Court has also not determined if this case may proceed as a class action and has, therefore, not determined the size or scope of any class. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.
There are a number of federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination (“tag-along cases”). On October 17, 2011 the Court lifted the stay and on April 30, 2012 the Court entered a discovery scheduling order.  On September 25, 2012, at defendants' urging, the Court ordered the tag-along plaintiffs to file their final complaints.  The tag-along defendants will now be permitted to file threshold motions against those complaints in November 2012.  Discovery is ongoing.

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

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

allegations in these putative class-action lawsuits are similar to the allegations in the consolidated federal actions identified above, although these lawsuits focus on alleged conduct within the London insurance market. On May 29, 2012 the Supreme Auto case was voluntarily dismissed without prejudice by the plaintiffs.
As of October 30, 2012, plaintiffs have not specified an amount of alleged damages in any of the remaining tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before the ACE defendants could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the Multidistrict Litigation Court’s decision on defendants’ renewed motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.
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

As of October 30, 2012, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before Illinois Union could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.

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
7. Shareholders’ equity
All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value distributions) or from legal reserves, must be declared by ACE in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2011 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2011 annual general meeting from our capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves. At our May 2012 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2012 annual general meeting in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law. For the three and nine months ended September 30, 2012, dividends per Common Share

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

amounted to CHF 0.45 ($0.49) and CHF 1.46 ($1.57), including a par value reduction of CHF 0.93 per Common Share that had the effect of reducing par value per Common Share to CHF 29.34 at September 30, 2012. Dividends for the nine months ended September 30, 2012 included a $0.12 per Common Share increase (approved by our shareholders at the January 9, 2012 extraordinary general meeting) to the third and fourth installments of the dividend approved at the May 2011 annual general meeting.
For the three and nine months ended September 30, 2011, dividends per Common Share amounted to CHF 0.31 ($0.35) and CHF 0.90 ($1.03), including a par value reduction of CHF 0.30 per Common Share.
Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2012, 3,097,303 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.
ACE Limited securities repurchase authorization
In August 2011, the Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. In January 2012, ACE repurchased an additional 100,000 Common Shares for a cost of $7 million. At September 30, 2012, $461 million in share repurchase authorization remained through December 31, 2012 pursuant to the November 2010 and August 2011 Board authorizations.
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
For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

separate account reporting as components of underwriting income. For example, for the three months ended September 30, 2012, Life underwriting income of $102 million includes Net investment income of $63 million and (Gains) losses from fair value changes in separate account assets of $(14) million.
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
The following tables present the operations by segment:
Statement of Operations by Segment
For the Three Months Ended September 30, 2012
(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$2,537	$1,384	$307	$488	$—	$4,716
Net premiums earned	2,472	1,432	281	480	—	4,665
Losses and loss expenses	2,110	622	151	164	—	3,047
Policy benefits	—	—	—	130	—	130
Policy acquisition costs	160	329	40	80	—	609
Administrative expenses	148	234	13	81	43	519
Underwriting income (loss)	54	247	77	25	(43)	360
Net investment income	263	127	72	63	8	533
Net realized gains (losses) including OTTI	(1)	13	(2)	(71)	1	(60)
Interest expense	3	2	1	3	54	63
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	(14)	—	(14)
Other	(5)	(3)	(5)	—	10	(3)
Income tax expense (benefit)	81	77	11	14	(36)	147
Net income (loss)	$237	$311	$140	$14	$(62)	$640

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

Statement of Operations by Segment
For the Three Months Ended September 30, 2011
(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$2,207	$1,398	$250	$488	$—	$4,343
Net premiums earned	2,299	1,471	240	480	—	4,490
Losses and loss expenses	1,838	671	94	142	—	2,745
Policy benefits	—	—	—	83	—	83
Policy acquisition costs	174	353	50	92	—	669
Administrative expenses	153	236	12	81	38	520
Underwriting income (loss)	134	211	84	82	(38)	473
Net investment income	291	138	70	60	5	564
Net realized gains (losses) including OTTI	(2)	1	(29)	(732)	2	(760)
Interest expense	4	2	—	3	53	62
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	39	—	39
Other	21	10	7	10	2	50
Income tax expense (benefit)	120	56	7	13	(31)	165
Net income (loss)	$278	$282	$111	$(655)	$(55)	$(39)
Statement of Operations by Segment
For the Nine Months Ended September 30, 2012
(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,690	$4,387	$879	$1,462	$—	$12,418
Net premiums earned	5,411	4,243	748	1,427	—	11,829
Losses and loss expenses	4,122	2,030	355	463	—	6,970
Policy benefits	—	—	—	379	—	379
Policy acquisition costs	444	996	125	244	1	1,810
Administrative expenses	448	696	38	237	124	1,543
Underwriting income (loss)	397	521	230	104	(125)	1,127
Net investment income	808	386	213	186	21	1,614
Net realized gains (losses) including OTTI	16	59	(6)	(261)	(2)	(194)
Interest expense	9	4	3	9	162	187
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	(18)	—	(18)
Other	4	3	(7)	14	18	32
Income tax expense (benefit)	279	166	17	44	(101)	405
Net income (loss)	$929	$793	$424	$(20)	$(185)	$1,941

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

Statement of Operations by Segment
For the Nine Months Ended September 30, 2011
(in millions of U.S. dollars)

	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,227	$4,251	$847	$1,417	$—	$11,742
Net premiums earned	5,249	4,164	754	1,389	—	11,556
Losses and loss expenses	4,065	2,244	485	439	1	7,234
Policy benefits	—	—	—	282	—	282
Policy acquisition costs	455	989	143	253	—	1,840
Administrative expenses	448	698	38	233	120	1,537
Underwriting income (loss)	281	233	88	182	(121)	663
Net investment income	886	406	213	166	6	1,677
Net realized gains (losses) including OTTI	8	(18)	(56)	(813)	1	(878)
Interest expense	11	4	1	9	162	187
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	39	—	39
Other	8	3	2	27	9	49
Income tax expense (benefit)	304	112	25	41	(100)	382
Net income (loss)	$852	$502	$217	$(581)	$(185)	$805
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, ACE does not allocate assets to its segments.
The following table presents the net premiums earned for each segment by product:

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Three Months Ended September 30, 2012
Insurance – North American	$1,519	$860	$93	$2,472
Insurance – Overseas General	547	356	529	1,432
Global Reinsurance	131	150	—	281
Life	—	—	480	480
	$2,197	$1,366	$1,102	$4,665
For the Three Months Ended September 30, 2011
Insurance – North American	$1,395	$815	$89	$2,299
Insurance – Overseas General	553	366	552	1,471
Global Reinsurance	118	122	—	240
Life	—	—	480	480
	$2,066	$1,303	$1,121	$4,490

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
	(in millions of U.S. dollars)
For the Nine Months Ended September 30, 2012
Insurance – North American	$2,631	$2,505	$275	$5,411
Insurance – Overseas General	1,637	1,027	1,579	4,243
Global Reinsurance	355	393	—	748
Life	—	—	1,427	1,427
	$4,623	$3,925	$3,281	$11,829
For the Nine Months Ended September 30, 2011
Insurance – North American	$2,413	$2,570	$266	$5,249
Insurance – Overseas General	1,517	1,056	1,591	4,164
Global Reinsurance	345	409	—	754
Life	—	—	1,389	1,389
	$4,275	$4,035	$3,246	$11,556
10. Earnings per share
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net income (loss)	$640	$(39)	$1,941	$805
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	340,207,037	338,385,734	339,523,388	338,139,477
Denominator for diluted earnings per share:
Share-based compensation plans	2,665,676	—	2,831,798	2,733,434
Adjusted weighted-average shares outstanding and assumed conversions	342,872,713	338,385,734	342,355,186	340,872,911
Basic earnings per share	$1.88	$(0.11)	$5.71	$2.38
Diluted earnings per share	$1.86	$(0.11)	$5.67	$2.36
Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods. For the three months ended September 30, 2012 and 2011, the potential anti-dilutive share conversions were 1,449,610 shares and 2,295,260 shares, respectively. The potential anti-dilutive share conversions for the nine months ended September 30, 2012 and 2011 were 1,193,839 shares and 223,987 shares, respectively.
11. Information provided in connection with outstanding debt of subsidiaries
The following tables present condensed consolidating financial information at September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

 Condensed Consolidating Balance Sheet at September 30, 2012
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$31	$31,249	$28,537	$—	$59,817
Cash(3)	(116)	550	256	—	690
Insurance and reinsurance balances receivable	—	4,767	521	—	5,288
Reinsurance recoverable on losses and loss expenses	—	16,943	(5,086)	—	11,857
Reinsurance recoverable on policy benefits	—	1,196	(950)	—	246
Value of business acquired	—	628	4	—	632
Goodwill and other intangible assets	—	4,415	575	—	4,990
Investments in subsidiaries	26,998	—	—	(26,998)	—
Due from subsidiaries and affiliates, net	270	—	—	(270)	—
Other assets	16	7,711	2,261	—	9,988
Total assets	$27,199	$67,459	$26,118	$(27,268)	$93,508

Liabilities
Unpaid losses and loss expenses	$—	$31,640	$6,560	$—	$38,200
Unearned premiums	—	5,973	1,095	—	7,068
Future policy benefits	—	3,819	595	—	4,414
Due to subsidiaries and affiliates, net	—	584	(314)	(270)	—
Short-term debt	—	851	551	—	1,402
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	236	8,992	2,564	—	11,792
Total liabilities	236	55,528	11,051	(270)	66,545
Total shareholders’ equity	26,963	11,931	15,067	(26,998)	26,963
Total liabilities and shareholders’ equity	$27,199	$67,459	$26,118	$(27,268)	$93,508
 ____________________

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

(3)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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
____________________

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2012
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$2,868	$1,848	$—	$4,716
Net premiums earned	—	2,819	1,846	—	4,665
Net investment income	—	255	278	—	533
Equity in earnings of subsidiaries	616	—	—	(616)	—
Net realized gains (losses) including OTTI	(4)	11	(67)	—	(60)
Losses and loss expenses	—	1,977	1,070	—	3,047
Policy benefits	—	77	53	—	130
Policy acquisition costs and administrative expenses	16	587	525	—	1,128
Interest (income) expense	(8)	67	4	—	63
Other (income) expense	(39)	17	5	—	(17)
Income tax expense	3	123	21	—	147
Net income	$640	$237	$379	$(616)	$640
Comprehensive income	$1,316	$593	$23	$(616)	$1,316

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2011
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$2,581	$1,762	$—	$4,343
Net premiums earned	—	2,700	1,790	—	4,490
Net investment income	—	281	283	—	564
Equity in earnings of subsidiaries	(63)	—	—	63	—
Net realized gains (losses) including OTTI	2	28	(790)	—	(760)
Losses and loss expenses	—	1,782	963	—	2,745
Policy benefits	—	22	61	—	83
Policy acquisition costs and administrative expenses	14	631	544	—	1,189
Interest (income) expense	(9)	66	5	—	62
Other (income) expense	(30)	85	34	—	89
Income tax expense	3	146	16	—	165
Net income (loss)	$(39)	$277	$(340)	$63	$(39)
Comprehensive income (loss)	$(189)	$355	$(418)	$63	$(189)
 ____________________

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

 Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2012
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$7,293	$5,125	$—	$12,418
Net premiums earned	—	6,967	4,862	—	11,829
Net investment income	1	777	836	—	1,614
Equity in earnings of subsidiaries	1,845	—	—	(1,845)	—
Net realized gains (losses) including OTTI	18	71	(283)	—	(194)
Losses and loss expenses	—	4,484	2,486	—	6,970
Policy benefits	—	217	162	—	379
Policy acquisition costs and administrative expenses	42	1,883	1,428	—	3,353
Interest (income) expense	(25)	191	21	—	187
Other (income) expense	(102)	51	65	—	14
Income tax expense	8	327	70	—	405
Net income	$1,941	$662	$1,183	$(1,845)	$1,941
Comprehensive income	$3,044	$1,203	$642	$(1,845)	$3,044

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2011
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
Net premiums written	$—	$6,910	$4,832	$—	$11,742
Net premiums earned	—	6,863	4,693	—	11,556
Net investment income	1	825	851	—	1,677
Equity in earnings of subsidiaries	742	—	—	(742)	—
Net realized gains (losses) including OTTI	—	32	(910)	—	(878)
Losses and loss expenses	—	4,521	2,713	—	7,234
Policy benefits	—	121	161	—	282
Policy acquisition costs and administrative expenses	50	1,839	1,488	—	3,377
Interest (income) expense	(27)	199	15	—	187
Other (income) expense	(92)	121	59	—	88
Income tax expense	7	323	52	—	382
Net income	$805	$596	$146	$(742)	$805
Comprehensive income (loss)	$1,050	$947	$(205)	$(742)	$1,050
 ____________________

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$210	$1,553	$1,262	$—	$3,025
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(8,553)	(9,103)	—	(17,656)
Purchases of fixed maturities held to maturity	—	(215)	(2)	—	(217)
Purchases of equity securities	—	(65)	(49)	—	(114)
Sales of fixed maturities available for sale	—	5,154	6,201	—	11,355
Sales of equity securities	—	48	9	—	57
Maturities and redemptions of fixed maturities available for sale	—	1,757	1,839	—	3,596
Maturities and redemptions of fixed maturities held to maturity	—	798	294	—	1,092
Net derivative instruments settlements	(1)	(10)	(347)	—	(358)
Advances from (to) affiliates	36	—	—	(36)	—
Acquisition of subsidiaries (net of cash acquired of $8)	—	(98)	—	—	(98)
Capital contribution to subsidiary	—	—	(90)	90	—
Other	—	(279)	(60)	—	(339)
Net cash flows from (used for) investing activities	35	(1,463)	(1,308)	54	(2,682)
Cash flows from financing activities
Dividends paid on Common Shares	(484)	—	—	—	(484)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	1	150	—	151
Proceeds from share-based compensation plans	17	—	56	—	73
Advances (to) from affiliates	—	(10)	(26)	36	—
Capital contribution from subsidiary	—	90	—	(90)	—
Net cash flows from (used for) financing activities	(467)	81	169	(54)	(271)
Effect of foreign currency rate changes on cash and cash equivalents	—	(3)	7	—	4
Net increase (decrease) in cash	(222)	168	130	—	76
Cash – beginning of period	106	382	126	—	614
Cash – end of period(3)	$(116)	$550	$256	$—	$690
 ____________________

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ACE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(in millions of U.S. dollars)

	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Net cash flows from operating activities	$652	$1,219	$1,807	$(680)	$2,998
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(9,434)	(10,134)	—	(19,568)
Purchases of fixed maturities held to maturity	—	(282)	(3)	—	(285)
Purchases of equity securities	—	(149)	(140)	—	(289)
Sales of fixed maturities available for sale	7	7,366	6,950	—	14,323
Sales of equity securities	—	347	17	—	364
Maturities and redemptions of fixed maturities available for sale	—	1,234	1,369	—	2,603
Maturities and redemptions of fixed maturities held to maturity	—	724	242	—	966
Net derivative instruments settlements	(2)	(19)	88	—	67
Capital contribution to subsidiary	(385)	—	—	385	—
Advances from (to) affiliates	(90)	—	—	90	—
Acquisition of subsidiaries (net of cash acquired of $81)	—	(357)	(37)	—	(394)
Other	—	(469)	152	—	(317)
Net cash flows used for investing activities	(470)	(1,039)	(1,496)	475	(2,530)
Cash flows from financing activities
Dividends paid on Common Shares	(342)	—	—	—	(342)
Common Shares repurchased	—	—	(168)	—	(168)
Net proceeds from (repayments) issuance of short-term debt	(300)	(150)	400	—	(50)
Proceeds from share-based compensation plans	82	—	—	—	82
Advances from (to) affiliates	—	35	55	(90)	—
Dividends to parent company	—	—	(680)	680	—
Capital contribution from parent	—	—	385	(385)	—
Net cash flows from (used for) financing activities	(560)	(115)	(8)	205	(478)
Effect of foreign currency rate changes on cash and cash equivalents	—	2	2	—	4
Net (decrease) increase in cash	(378)	67	305	—	(6)
Cash – beginning of period(3)	308	573	(109)	—	772
Cash – end of period(3)	$(70)	$640	$196	$—	$766
____________________

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

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
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2012.
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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors (which are described in more detail elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC)) include but are not limited to:

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

Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, is a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global property and casualty insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At September 30, 2012, ACE had total assets of $94 billion and shareholders’ equity of $27 billion.
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

On June 13, 2012, we announced that we and our local partner had signed a definitive agreement to acquire PT Asuransi Jaya Proteksi (JaPro), one of Indonesia's leading general insurers. On September 18, 2012, we acquired 80 percent of JaPro and our local partner expects to complete the purchase of the remaining 20 percent, subject to regulatory approvals and other closing conditions, by the end of 2012. The total purchase price for 100 percent of JaPro is expected to be approximately $95 million in cash. The information needed to complete the purchase price allocation is preliminary and will be adjusted as further information becomes available during the measurement period. JaPro operates under our Insurance – Overseas General segment.

On September 12, 2012, we announced that we reached a definitive agreement to acquire Fianzas Monterrey, a leading surety lines company in Mexico offering administrative performance bonds primarily to clients in the construction and industrial sectors, for approximately $285 million in cash. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to be completed during the first quarter of 2013.

On October 18, 2012, we announced that we reached a definitive agreement to acquire ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages. We expect to pay approximately $865 million in cash for this transaction, subject to adjustment for dividends paid between signing and closing. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to be completed in the first half of 2013.

In late October 2012, superstorm Sandy made landfall in the United States.  Given its recent occurrence and the limited information available, we cannot estimate at this time the amount of any possible losses from this event. The impact of this event will be reflected in our fourth quarter 2012 results.

Financial Highlights for the Three Months Ended September 30, 2012

•	Total company net premiums written increased 8.6 percent and 11.1 percent on a constant-dollar basis.

•	The P&C combined ratio was 92.0 percent compared with 90.2 percent in the prior year period.

•	Favorable prior period development pre-tax was $236 million, representing 5.7 percentage points of the combined ratio, compared with $194 million in the prior year period.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $53 million and $41 million, respectively, compared with $121 million and $86 million, respectively, in the prior year period.

•
The current accident year P&C combined ratio was 97.7 percent compared with 95.1 percent in the prior year period. Adjusting for catastrophe losses, the current accident year P&C combined ratio was 96.4 percent compared with 92.0 percent in the prior year period.

•	The P&C expense ratio for the quarter was 23.1 percent compared with 25.3 percent in the prior year period.

•	Operating cash flow was $1.6 billion for the quarter.

•
Net investment income for the quarter decreased six percent to $533 million due to lower reinvestment rates and the negative impact of foreign exchange, partially offset by higher distributions from private equity funds.

•	Net realized losses from derivative accounting related to variable annuity reinsurance were $64 million.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$4,716	$4,343	8.6%	$12,418	$11,742	5.8%
Net premiums earned	4,665	4,490	3.9%	11,829	11,556	2.4%
Net investment income	533	564	(5.6)%	1,614	1,677	(3.8)%
Net realized gains (losses)	(60)	(760)	(92.1)%	(194)	(878)	(77.9)%
Total revenues	5,138	4,294	19.7%	13,249	12,355	7.2%
Losses and loss expenses	3,047	2,745	11.0%	6,970	7,234	(3.6)%
Policy benefits	130	83	56.6%	379	282	34.4%
Policy acquisition costs	609	669	(9.0)%	1,810	1,840	(1.6)%
Administrative expenses	519	520	(0.2)%	1,543	1,537	0.4%
Interest expense	63	62	1.6%	187	187	—%
Other (income) expense	(17)	89	NM	14	88	(84.1)%
Total expenses	4,351	4,168	4.4%	10,903	11,168	(2.4)%
Income before income tax	787	126	NM	2,346	1,187	97.6%
Income tax expense	147	165	(10.9)%	405	382	6.0%
Net income (loss)	$640	$(39)	NM	$1,941	$805	141.1%
NM – not meaningful
The following table summarizes, by major product line, the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2012				September 30, 2012
	P&C	Life	A&H	Total	P&C	Life	A&H	Total
Net premiums written:
Growth in original currency	13.7%	(0.4)%	4.4%	11.1%	8.7%	9.6%	3.3%	7.6%
Foreign exchange effect	(1.8)%	(3.3)%	(4.8)%	(2.5)%	(1.3)%	(2.8)%	(3.0)%	(1.8)%
Growth as reported in U.S. dollars	11.9%	(3.7)%	(0.4)%	8.6%	7.4%	6.8%	0.3%	5.8%
Net premiums earned:
Growth in original currency	7.7%	(0.9)%	3.8%	6.6%	4.4%	8.3%	3.1%	4.3%
Foreign exchange effect	(1.9)%	(3.4)%	(4.8)%	(2.7)%	(1.5)%	(2.7)%	(3.1)%	(1.9)%
Growth as reported in U.S. dollars	5.8%	(4.3)%	(1.0)%	3.9%	2.9%	5.6%	—%	2.4%

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. For the three months ended September 30, 2012, retail premiums grew in our Insurance – North American segment primarily related to good growth in our risk management, commercial P&C, both retail and wholesale, and ACE Private Risk Services businesses. For the three and nine months ended September 30, 2012, retail premiums grew due to rate increases in most lines, strong renewal retention, and new business opportunities, partially offset by our continued planned reductions in our U.S. general market risk transfer workers’ compensation business. For the three and nine months ended September 30, 2012, the North American wholesale and specialty division grew primarily from agriculture business due to crop hail production and the increased premiums from the November 2011 acquisition of Penn Millers Insurance Company (Penn Millers). Our Global Reinsurance segment reported an increase in net premiums written for the three months ended September 30, 2012 primarily due to a new medical malpractice loss portfolio transfer (LPT) treaty and new U.S. property treaties written in the quarter. For the nine months ended September 30, 2012, net premiums written also benefited from improving pricing conditions in our U.S. property catastrophe business, partially offset by lower production from competitive market conditions experienced in the first quarter and a non-recurring LPT treaty written in the prior year. Our Life segment net premiums written were flat for the three months and increased for the nine months ended September 30, 2012, primarily in Life insurance due to growth in our Asian markets from prior year acquisitions, partially offset by the run-off of our Life reinsurance variable annuity business and the impact of foreign exchange. Our Insurance – Overseas General segment reported a decrease in net premiums written for the three months ended September 30, 2012 due to a weakening of major currencies relative to the U.S. dollar. On a constant-dollar basis, net premiums written increased for the three and nine months ended September 30, 2012 from continued growth in our Latin America and Asian markets. For the nine months ended September 30, 2012, our Insurance – Overseas General segment also benefited from the favorable impact of reinstatement premiums expensed in the prior year related to first quarter 2011 catastrophe activity. This growth was partially offset by decreases in certain retail A&H production in Combined’s United Kingdom (U.K.) and Ireland regions. Combined Insurance premiums continue to be hampered by the economic recession in its target markets.
Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Our Insurance – North American segment reported an increase in net premiums earned for the three months ended September 30, 2012 in the retail division from our risk management business, and from growth in commercial and personal lines. This growth was partially offset by our continued planned reduction of our U.S. general market risk transfer workers’ compensation business. Retail results for the nine months ended September 30, 2012 were also partially offset by lower premiums associated with a couple of large structured prospective risk management programs. For the three and nine months ended September 30, 2012, our wholesale and specialty division reported growth in net premiums earned primarily in our agriculture business from our crop hail business and the acquisition of Penn Millers in November 2011. For the three months ended September 30, 2012, our Global Reinsurance segment reported an increase in net premiums earned primarily due to the new reinsurance treaties noted above. This growth was more than offset in our nine month results due to consecutive annual net decreases in production in prior quarters and to the effect of a non-recurring loss portfolio transfer treaty written in the prior year. In our Life segment, net premiums earned were flat for the three months ended September 30, 2012, and increased for the nine months ended September 30, 2012, primarily from business generated from prior year acquisitions in Life insurance, partially offset by the run off of our Life reinsurance variable annuity business. In our Insurance – Overseas General segment, results for the three months ended September 30, 2012 grew on a constant-dollar basis driven by continued strong written premium production in Latin America and Asia, though results reported in U.S. dollars decreased. Results for the nine months ended September 30, 2012 increased on both a constant-dollar and reported U.S. dollar basis from growth noted in Latin America and Asia as well as from the favorable impact of reinstatement premiums expensed in the prior year.

The following table provides a consolidated breakdown of net premiums earned by line of business for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$1,031	$986	5%	$3,014	$2,761	9%
Agriculture	1,166	1,080	8%	1,609	1,514	6%
Casualty	1,366	1,303	5%	3,925	4,035	(3)%
Subtotal	3,563	3,369	6%	8,548	8,310	3%
Personal accident (A&H)	882	891	(1)%	2,605	2,606	—%
Life	220	230	(4)%	676	640	6%
Net premiums earned	$4,665	$4,490	4%	$11,829	$11,556	2%

	2012 % of total	2011 % of total		2012 % of total	2011 % of total
Property and all other	22%	22%		25%	24%
Agriculture	25%	24%		14%	13%
Casualty	29%	29%		33%	35%
Subtotal	76%	75%		72%	72%
Personal accident (A&H)	19%	20%		22%	22%
Life	5%	5%		6%	6%
Net premiums earned	100%	100%		100%	100%
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
The following table shows our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Loss and loss expense ratio	68.9%	64.9%	62.6%	66.8%
Policy acquisition cost ratio	12.7%	14.4%	15.0%	15.6%
Administrative expense ratio	10.4%	10.9%	12.6%	12.9%
Combined ratio	92.0%	90.2%	90.2%	95.3%

The following table shows the impact of catastrophe losses and related reinstatement premiums and the impact of prior period development on our consolidated loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	68.9%	64.9%	62.6%	66.8%
Catastrophe losses and related reinstatement premiums	(1.3)%	(3.3)%	(1.2)%	(7.2)%
Prior period development	5.8%	5.1%	4.3%	4.4%
Loss and loss expense ratio, adjusted	73.4%	66.7%	65.7%	64.0%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $55 million and $129 million for the three and nine months ended September 30, 2012, compared with $147 million and $704 million for the prior year periods, respectively. Catastrophe losses through September 30, 2012 were primarily related to Hurricane Isaac, flooding in the U.K. and other severe weather-related events in North America. Catastrophe losses through September 30, 2011 were primarily related to earthquakes in Japan and New Zealand, storms in Australia, and severe weather-related events in the U.S. including Hurricane Irene.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $236 million and $442 million for the three and nine months ended September 30, 2012, respectively. This compares with net favorable prior period development of $194 million and $433 million for the prior year periods, respectively. Refer to “Prior Period Development” for additional information.
Net investment income for the three and nine months ended September 30, 2012 was $533 million and $1.6 billion, compared with $564 million and $1.7 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.
Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased for the three and nine months ended September 30, 2012 due to premium growth in our Insurance – North American segment in lower acquisition cost agriculture business as well as from the impact of the medical malpractice LPT in our Global Reinsurance segment. Our administrative expense ratio decreased for the three and nine months ended September 30, 2012 primarily due to an increase in net premiums earned in agriculture business and the new medical malpractice LPT, both of which have relatively low expense ratios, and lower regulatory costs in our Insurance – Overseas General segment.
Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 19 percent and 17 percent for the three and nine months ended September 30, 2012, respectively, compared with 132 percent and 32 percent for the prior year periods, respectively. The decrease in our effective income tax rate for the three and nine months ended September 30, 2012 was primarily due to a decrease in the amount of net realized losses on derivatives generated in lower tax-paying jurisdictions.

Prior Period Development
The favorable prior period development of $236 million and $442 million during the three and nine months ended September 30, 2012, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine (including associated liability-related exposures).

The following table summarizes (favorable) and adverse prior period development by segment:

Three Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2012
Insurance – North American	$(76)	$(4)	$(80)	0.5%
Insurance – Overseas General	(110)	(25)	(135)	1.8%
Global Reinsurance	(17)	(4)	(21)	1.0%
Total	$(203)	$(33)	$(236)	0.9%
2011
Insurance – North American	$(51)	$(7)	$(58)	0.4%
Insurance – Overseas General	(125)	(1)	(126)	1.7%
Global Reinsurance	(15)	5	(10)	0.4%
Total	$(191)	$(3)	$(194)	0.7%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Nine Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves*
	(in millions of U.S. dollars, except for percentages)
2012
Insurance – North American	$(150)	$(49)	$(199)	1.2%
Insurance – Overseas General	(110)	(86)	(196)	2.7%
Global Reinsurance	(33)	(14)	(47)	2.1%
Total	$(293)	$(149)	$(442)	1.7%
2011
Insurance – North American	$(89)	$(75)	$(164)	1.1%
Insurance – Overseas General	(125)	(85)	(210)	3.1%
Global Reinsurance	(59)	—	(59)	2.6%
Total	$(273)	$(160)	$(433)	1.7%

*	Calculated based on the segment/total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American
Insurance – North American experienced net favorable prior period development of $80 million in the three months ended September 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $76 million on long-tail business, including:

•
Favorable development of $56 million in our medical risk operations, primarily in the 2007 and prior accident years. Reported and paid loss activity for these accident years continues to be lower than expected based on our prior review and our original pricing assumptions.

•
Net favorable development of $17 million on a collection of casualty programs, primarily in the 2008 and prior accident years. The programs represent general casualty risks (primary and excess) and professional lines exposure. We experienced lower levels of reported and paid loss activity than expected based on our prior review. This favorable development was partially offset by modest adverse development on the professional programs in the 2009 to 2011 accident years where reported loss activity exceeded our expectations.

•
Favorable development of $11 million in our financial solutions business, primarily in the 2008 and prior accident years. This business is a collection of loss portfolio transfers as well as prospective insurance contracts, some of which have adjustable premium features based on loss activity. Net favorable development resulted from lower than expected loss activity which was partially offset by a reduction in accrued adjustable premiums.

•	Net adverse development of $8 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $4 million on short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American experienced net favorable prior period development of $58 million in the three months ended September 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $51 million on long-tail business, including:

•
Favorable development of $43 million in our medical risk operations, primarily in the 2006 and prior accident years. This portfolio, composed largely of excess hospital professional liability insurance, experienced continued low levels of reported and paid loss activity leading to reduced estimates of ultimate loss versus our prior review.

•
Favorable development of $26 million in our foreign casualty Controlled Master Program product in the 2007 and prior accident years. The reported and paid loss activity on the general liability and employers liability lines for this product were lower than expected based on our prior review, resulting in reductions in ultimate losses for these coverage lines.

•
Adverse development of $14 million in our environmental liability business unit in the 2005 accident year. The adverse activity was associated with a single remediation cost cap policy where we increased our estimate of ultimate losses based on remediation cost information provided by the insured in the three months ended September 30, 2011.

•	Adverse development of $4 million on long-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $7 million on short-tail businesses across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General

Insurance – Overseas General experienced net favorable prior period development of $135 million in the three months ended September 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $110 million in long-tail business, including:

•
Favorable development of $146 million in casualty (primary and excess) and financial lines in the 2008 and prior accident years. Actuarial reviews completed in the three months ended September 30, 2012 indicated favorable claim activity and placed greater reliance on experienced-based methods as these accident years continued to mature.

•
Adverse development of $36 million in casualty (mainly primary) and financial lines in the 2009 to 2011 accident years. The actuarial review completed in the three months ended September 30, 2012 indicated increased frequency trends in accident year 2011 primary casualty as well as individual large losses in excess of expectations.

•	Net favorable development of $25 million on short-tail business, including:

•
Net favorable development of $13 million in aviation, which is the net result of a $21 million reduction in the 2005 to 2010 accident years, partially offset by increases of $8 million in the 2004 and prior accident years. A claims review conducted in the three months ended September 30, 2012 provided information on a number of significant claims, which was the predominant source of the changes across all the years.

•
Favorable development of $13 million in Political Risk business, mainly in the 2008 to 2010 accident years. The review conducted in the three months ended September 30, 2012 indicated favorable loss activity on smaller claims as well as a reduction in the estimate of a large claim.

•	Adverse development of $1 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General experienced net favorable prior period development of $126 million in the three months ended September 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $125 million on long-tail business, including:

•
Favorable development of $245 million in casualty (primary and excess) and financial lines in the 2007 and prior accident years. The findings of the detailed actuarial reviews completed in the three months ended September 30, 2011 recognized the impact of favorable loss emergence and the increased weight given to experience-based methods on maturing accident years.

•
Adverse development of $62 million in financial lines in the 2008 to 2010 accident years. A claims review completed in the three months ended September 30, 2011 of the exposure to financial fraud and subprime claims led to an increase of $20 million. The remaining development was a result of higher than expected large claim activity in the 2008 and 2010 accident years.

•
Adverse development of $58 million in casualty lines in the 2008 to 2010 accident years. Previously observed increasing frequency and severity trends in 2008 and 2009 within certain European countries continued into accident year 2010 and have led to $17 million of strengthening of reserves for that year. The rest of the development was primarily from large loss development across the primary and excess book.

•	Net favorable development of $1 million on short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.
Global Reinsurance

Global Reinsurance experienced net favorable prior period development of $21 million in the three months ended September 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $17 million on long-tail business, including:

•
Favorable development of $18 million on medical malpractice business principally in treaty years 2005 to 2009. Following the reserve studies completed in the three months ended September 30, 2012, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable, compared with assumptions, the changes resulted in favorable development.

•	Adverse development of $1 million in other long-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Favorable development of $4 million on short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Global Reinsurance experienced net favorable prior period development of $10 million in the three months ended September 30, 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Favorable development of $15 million on long-tail business, including:

•
Favorable development of $14 million on medical malpractice business principally in treaty years 2004 to 2007. Following the reserve studies completed in the three months ended September 30, 2011, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable, compared with assumptions, the changes resulted in favorable development.

•	Favorable development of $1 million on long-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Net adverse development of $5 million on short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Segment Operating Results – Three and Nine Months Ended September 30, 2012 and 2011
The discussions that follow include tables that show our segment operating results for the three and nine months ended September 30, 2012 and 2011.
We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on each of our segments refer to “Segment Information” in our 2011 Form 10-K.
Insurance – North American
The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture, and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$2,537	$2,207	14.9%	$5,690	$5,227	8.9%
Net premiums earned	2,472	2,299	7.5%	5,411	5,249	3.1%
Losses and loss expenses	2,110	1,838	14.8%	4,122	4,065	1.4%
Policy acquisition costs	160	174	(8.0)%	444	455	(2.4)%
Administrative expenses	148	153	(3.3)%	448	448	—%
Underwriting income	54	134	(59.7)%	397	281	41.3%
Net investment income	263	291	(9.6)%	808	886	(8.8)%
Net realized gains (losses)	(1)	(2)	(50.0)%	16	8	100.0%
Interest expense	3	4	(25.0)%	9	11	(18.2)%
Other (income) expense	(5)	21	NM	4	8	(50.0)%
Income tax expense	81	120	(32.5)%	279	304	(8.2)%
Net income	$237	$278	(14.7)%	$929	$852	9.0%
Loss and loss expense ratio	85.3%	80.0%		76.2%	77.4%
Policy acquisition cost ratio	6.5%	7.6%		8.2%	8.7%
Administrative expense ratio	6.0%	6.6%		8.3%	8.6%
Combined ratio	97.8%	94.2%		92.7%	94.7%

Net premiums written increased for the three months ended September 30, 2012 in our retail and wholesale and specialty divisions reflecting rate increases in most lines, strong renewal retention, and new business. In our retail division, premium growth was primarily due to growth in our risk management business and growth in specialty casualty and professional risk lines of business. In addition, we continued to generate higher personal lines production including higher premiums in the homeowner and automobile business offered through ACE Private Risk Services. Growth in our retail division was partially offset by lower premiums in certain casualty and program business from adherence to our underwriting standards; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. Our wholesale and specialty division contributed to the increase in net premiums written primarily from agriculture business due to crop hail production and the increased premiums from the November 2011 acquisition of Penn Millers, as well as from higher production in our wholesale casualty line of business. In addition to the factors noted above, net premiums written for the nine months ended September 30, 2012 increased in our retail division due to higher production from national account risk management business, as well as from our property and accident and health lines of business. The wholesale and specialty division also experienced growth in the property line of business.

Net premiums earned increased for the three and nine months ended September 30, 2012 due to growth in our retail division from higher premiums earned in our property, national account risk management, specialty casualty, professional, and A&H lines of business along with growth in our personal lines business from continued expansion of the ACE Private Risk Services product offerings. Growth in net premiums earned for our retail division was partially offset by lower premiums in certain casualty and program business; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. For the nine months ended September 30, 2012, these increases were partially offset by lower premiums associated with a couple of large structured prospective risk management programs that did not renew. For the three and nine months ended September 30, 2012, our wholesale and specialty division also generated higher net premiums earned primarily in our agriculture business from our crop hail business and the acquisition of Penn Millers in November 2011, as well as from higher premiums in wholesale property and inland marine lines of business.
The following two tables provide a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$353	$315	12%	$1,022	$899	14%
Agriculture	1,166	1,080	8%	1,609	1,514	6%
Casualty	860	815	6%	2,505	2,570	(3)%
Personal accident (A&H)	93	89	4%	275	266	3%
Net premiums earned	$2,472	$2,299	8%	$5,411	$5,249	3%

	2012 % of Total	2011 % of Total		2012 % of Total	2011 % of Total
Property and all other	14%	14%		19%	17%
Agriculture	47%	47%		30%	29%
Casualty	35%	35%		46%	49%
Personal accident (A&H)	4%	4%		5%	5%
Net premiums earned	100%	100%		100%	100%
The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	85.3%	80.0%	76.2%	77.4%
Catastrophe losses and related reinstatement premiums	(1.5)%	(5.0)%	(1.9)%	(5.9)%
Prior period development	3.4%	2.6%	3.8%	3.2%
Loss and loss expense ratio, adjusted	87.2%	77.6%	78.1%	74.7%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $38 million and $103 million for the three and nine months ended September 30, 2012, compared with $119 million and $305 million for the prior year periods, respectively. Catastrophe losses through September 30, 2012 were primarily from Hurricane Isaac and other severe weather-related events in the U.S. and Canada. Catastrophe losses through September 30, 2011 were from severe weather-related events in the U.S., including Hurricane Irene, flooding in the Midwest, and the earthquake in Japan. Net favorable prior period development was $80 million and $199 million for the three and nine months ended September 30, 2012, compared with $58 million and $164 million in the prior year periods, respectively. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio increased for the three and nine months ended September 30, 2012 primarily due to an increase in the current accident year loss ratio from the impact of the U.S. drought on our agriculture business, partially offset by a reduction in the current accident year loss ratio for several of our property, casualty and professional lines where execution of detailed portfolio management plans has resulted in improved loss ratio performance.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2012 due to premium growth in our agriculture business which carries a lower acquisition rate than our other businesses. This decrease was partially offset by growth in certain businesses, including personal lines and A&H that carry a higher acquisition rate than our other businesses, and increased spending for strategic initiatives to support future growth opportunities.

The administrative expense ratio decreased for the three and nine months ended September 30, 2012 primarily from an increase in premiums earned in our agriculture business which generates lower expenses than our other lines of business, partially offset by growth in spending due to the Penn Millers acquisition, and, for the nine months, increased spending required to support business growth primarily in our retail businesses, including ACE Private Risk Services.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$1,384	$1,398	(1.0)%	$4,387	$4,251	3.2%
Net premiums earned	1,432	1,471	(2.6)%	4,243	4,164	1.9%
Losses and loss expenses	622	671	(7.3)%	2,030	2,244	(9.5)%
Policy acquisition costs	329	353	(6.8)%	996	989	0.7%
Administrative expenses	234	236	(0.8)%	696	698	(0.3)%
Underwriting income	247	211	17.1%	521	233	123.6%
Net investment income	127	138	(8.0)%	386	406	(4.9)%
Net realized gains (losses)	13	1	NM	59	(18)	NM
Interest expense	2	2	—%	4	4	—%
Other (income) expense	(3)	10	NM	3	3	—%
Income tax expense	77	56	37.5%	166	112	48.2%
Net income	$311	$282	10.3%	$793	$502	58.0%
Loss and loss expense ratio	43.4%	45.6%		47.8%	53.9%
Policy acquisition cost ratio	23.1%	24.1%		23.5%	23.7%
Administrative expense ratio	16.2%	15.9%		16.4%	16.8%
Combined ratio	82.7%	85.6%		87.7%	94.4%
Insurance – Overseas General conducts business internationally and in most major foreign currencies.
The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	P&C	A&H	Total	P&C	A&H	Total
Net premiums written:
Growth in original currency	6.8%	3.4%	5.5%	9.3%	4.2%	7.4%
Foreign exchange effect	(6.1)%	(7.1)%	(6.5)%	(4.0)%	(4.5)%	(4.2)%
Growth as reported in U.S. dollars	0.7%	(3.7)%	(1.0)%	5.3%	(0.3)%	3.2%
Net premiums earned:
Growth in original currency	5.2%	2.9%	4.4%	8.4%	3.8%	6.7%
Foreign exchange effect	(6.7)%	(7.2)%	(7.0)%	(4.8)%	(4.7)%	(4.8)%
Growth as reported in U.S. dollars	(1.5)%	(4.3)%	(2.6)%	3.6%	(0.9)%	1.9%

For the three months ended September 30, 2012, net premiums written decreased due to a weakening of major currencies relative to the U.S. dollar. On a constant-dollar basis, net premiums written increased for the three and nine months ended September 30, 2012 from growth in all of our major product lines - P&C, A&H and personal lines business. Growth in our P&C lines reflects new business opportunities in Latin America as well as new business and rate increases in Asia. Our A&H growth is driven by strong results in both Latin America and Asia. New business opportunities in Latin America, Asia and Europe drive the growth in personal lines. In addition, the increase for the nine months ended September 30, 2012 reflects the favorable impact of reinstatement premiums expensed in the prior year, partially offset by continued decreases in certain retail A&H business due to suspension of Combined sales in the U.K. and Ireland.
Net premiums earned decreased in reported U.S. dollars for the three months ended September 30, 2012, though growth in original currencies increased. The constant-dollar growth was driven by continued strong written premium performance in Latin America and Asia. Net premiums earned grew in original currencies and in reported U.S. dollars for the nine months ended September 30, 2012, driven by growth noted in Latin America and Asia as well as reinstatement premiums expensed in the prior year period.
The following tables provide a line of business breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$547	$553	(1)%	$1,637	$1,517	8%
Casualty	356	366	(3)%	1,027	1,056	(3)%
Personal accident (A&H)	529	552	(4)%	1,579	1,591	(1)%
Net premiums earned	$1,432	$1,471	(3)%	$4,243	$4,164	2%

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	2012 % of Total	2011 % of Total		2012 % of Total	2011 % of Total
Property and all other	38%	38%		39%	37%
Casualty	25%	25%		24%	25%
Personal accident (A&H)	37%	37%		37%	38%
Net premiums earned	100%	100%		100%	100%
The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	43.4%	45.6%	47.8%	53.9%
Catastrophe losses and related reinstatement premiums	(0.3)%	(1.8)%	(0.3)%	(6.0)%
Prior period development	9.5%	8.7%	4.7%	5.0%
Loss and loss expense ratio, adjusted	52.6%	52.5%	52.2%	52.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $4 million and $11 million for the three and nine months ended September 30, 2012, compared with $34 million and $231 million in the prior year periods, respectively. Catastrophe losses through September 30, 2012 were primarily related to Hurricane Isaac and flooding in the U.K. Catastrophe losses through September 30, 2011 included earthquakes in New Zealand and Japan and storms in the U.S. and Australia. Net favorable prior period development was $135 million and $196 million for the three and nine months ended September 30, 2012 compared with $126 million and $210 million in the prior year periods, respectively. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio was relatively flat for the three months ended September 30, 2012 and decreased for the nine months ended September 30, 2012 due to the reduction in the current accident year loss ratio across several lines of business in several regions.
The policy acquisition cost ratio decreased for the three months ended September 30, 2012 due to lower A&H costs and a favorable change in the mix of business. The policy acquisition cost ratio decreased slightly for the nine months ended September 30, 2012.
The administrative expense ratio increased for the three months ended September 30, 2012 primarily due to the favorable impact of reinstatement premiums collected in the prior year. The administrative expense ratio decreased for the nine months ended September 30, 2012 due to lower regulatory costs for Combined in the U.K. and Ireland.
Global Reinsurance
The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD -12 vs. YTD -11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$307	$250	22.2%	$879	$847	3.6%
Net premiums earned	281	240	16.8%	748	754	(0.8)%
Losses and loss expenses	151	94	60.6%	355	485	(26.8)%
Policy acquisition costs	40	50	(20.0)%	125	143	(12.6)%
Administrative expenses	13	12	8.3%	38	38	—%
Underwriting income	77	84	(8.3)%	230	88	161.4%
Net investment income	72	70	2.9%	213	213	—%
Net realized gains (losses)	(2)	(29)	(93.1)%	(6)	(56)	(89.3)%
Interest expense	1	—	NM	3	1	200.0%
Other (income) expense	(5)	7	NM	(7)	2	NM
Income tax expense	11	7	57.1%	17	25	(32.0)%
Net income	$140	$111	26.1%	$424	$217	95.4%
Loss and loss expense ratio	53.9%	39.2%		47.4%	64.3%
Policy acquisition cost ratio	14.1%	20.6%		16.7%	18.9%
Administrative expense ratio	4.7%	5.6%		5.1%	5.2%
Combined ratio	72.7%	65.4%		69.2%	88.4%

Net premiums written increased for the three months ended September 30, 2012 primarily due to a new medical malpractice LPT treaty and new U.S. property treaties written in the quarter. For the nine months ended September 30, 2012, net premiums written also benefited from improving pricing conditions in our property catastrophe business, partially offset by lower production in the first quarter 2012 from competitive market conditions, adherence to underwriting standards, and a non-recurring LPT treaty written in the prior year.

Net premiums earned increased for the three months ended September 30, 2012 primarily due to the new medical malpractice LPT treaty, which is fully earned when written, as well as from the new U.S. property treaties noted above. This increase in net premiums earned in the quarter is more than offset in our nine months ended September 30, 2012 results due to consecutive annual net decreases in production resulting from competitive market conditions, particularly in casualty and other long-tail lines.
The following tables provide a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD -12 vs. YTD -11
	(in millions of U.S. dollars, except for percentages)
Property and all other	$54	$47	15%	$138	$132	5%
Casualty	150	122	23%	393	409	(4)%
Property catastrophe	77	71	8%	217	213	2%
Net premiums earned	$281	$240	17%	$748	$754	(1)%

	2012 % of Total	2011 % of Total		2012 % of Total	2011 % of Total
Property and all other	19%	20%		18%	18%
Casualty	53%	50%		53%	54%
Property catastrophe	28%	30%		29%	28%
Net premiums earned	100%	100%		100%	100%
The following table shows the impact of catastrophe losses and related reinstatement premiums, and prior period development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Loss and loss expense ratio, as reported	53.9%	39.2%	47.4%	64.3%
Catastrophe losses and related reinstatement premiums	(4.3)%	2.7%	(1.9)%	(21.9)%
Prior period development	8.1%	7.2%	6.5%	8.8%
Loss and loss expense ratio, adjusted	57.7%	49.1%	52.0%	51.2%
Net pre-tax catastrophe (gains) losses, excluding reinstatement premiums were $13 million and $15 million for the three and nine months ended September 30, 2012, compared with $(6) million and $168 million in the prior year periods, respectively. Catastrophe losses through September 30, 2012 were primarily from Hurricane Isaac, and other North American weather-related events. The catastrophe gains in the three months ended September 30, 2011 were related to an industry loss warranty recovery payment received, partially offset by losses related to Hurricane Irene and the storms in Australia and the Netherlands. The catastrophe losses through the nine months ended September 30, 2011 were primarily related to earthquakes in Japan and New Zealand, natural catastrophes in Australia and other severe weather-related events in the U.S. Net favorable prior period development was $21 million and $47 million for the three and nine months ended September 30, 2012, respectively (both of which are net of $4 million of unfavorable premium adjustments to loss sensitive treaties). This compares with net favorable prior period development of $10 million and $59 million in the prior year periods, respectively (both of which are net of $13 million of unfavorable premium adjustments to loss sensitive treaties). Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio increased for the three and nine months ended September 30, 2012 primarily due to the new medical malpractice LPT written in the third quarter and unfavorable current accident year loss development, partially offset by an increase in lower loss ratio property catastrophe business. In addition, the nine months ended September 30, 2012 adjusted loss and loss expense ratio benefited from the impact of an LPT treaty written in the prior year.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2012 from the impact of the new medical malpractice LPT treaty which did not generate acquisition costs, overall lower commission costs on other business, and net favorable adjustments on loss sensitive contract provisions.

The administrative expense ratio decreased for the three months ended September 30, 2012 as a result of an increase in net premiums earned and decreased slightly for the nine months ended September 30, 2012.
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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
Net premiums written	$488	$488	—%	$1,462	$1,417	3.2%
Net premiums earned	480	480	—%	1,427	1,389	2.8%
Losses and loss expenses	164	142	15.5%	463	439	5.5%
Policy benefits	130	83	56.6%	379	282	34.4%
(Gains) losses from fair value changes in separate account assets(1)	(14)	39	NM	(18)	39	NM
Policy acquisition costs	80	92	(13.0)%	244	253	(3.6)%
Administrative expenses	81	81	—%	237	233	1.7%
Net investment income	63	60	5.0%	186	166	12.0%
Life underwriting income	102	103	(1.0)%	308	309	(0.3)%
Net realized gains (losses)	(71)	(732)	(90.3)%	(261)	(813)	(67.9)%
Interest expense	3	3	—%	9	9	—%
Other (income) expense(1)	—	10	NM	14	27	(48.1)%
Income tax expense	14	13	7.7%	44	41	7.3%
Net income (loss)	$14	$(655)	NM	$(20)	$(581)	(96.6)%
____________________

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table provides a line of business breakdown of Life's net premiums written for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
	2012	2011	Q-12 vs. Q-11	2012	2011	YTD-12 vs. YTD-11
	(in millions of U.S. dollars, except for percentages)
A&H	$255	$246	4%	$742	$743	—%
Life insurance	156	157	(1)%	482	415	16%
Life reinsurance	77	85	(9)%	238	259	(8)%
Net premiums written	$488	$488	—%	$1,462	$1,417	3%

A&H net premiums written increased for the three months ended September 30, 2012 due to a catch-up in premium registrations during the quarter, partially offset by decreases in net premiums written due to the continuing effects on the economy resulting in lower new business and renewals. A&H net premiums written for the nine months ended September 30, 2012 were relatively flat. Life insurance net premiums written decreased slightly for the three months ended September 30, 2012 as growth in Asia was more than offset by the impact of foreign exchange. For the nine months ended September 30, 2012, Life insurance net premiums written increased primarily due to prior year acquisitions. Life reinsurance net premiums written decreased for the three and nine months ended September 30, 2012 because no new life reinsurance business is currently being written.

Net realized gains (losses), which are excluded from life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three and nine months ended September 30, 2012, realized losses were associated with an increased value of GLB liabilities primarily due to falling interest rates and the unfavorable impact of discounting future claims for one and three fewer quarters, respectively, partially offset by a decreased value of GLB liabilities due to rising equity levels. In addition, for the three and nine months ended September 30, 2012, we experienced a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.
Other Income and Expense Items

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Equity in net (income) loss of partially-owned entities	$(33)	$25	$(47)	$(11)
(Gains) losses from fair value changes in separate account assets	(14)	39	(18)	39
Amortization of intangible assets	12	7	36	21
Acquisition-related costs	8	1	11	4
Federal excise and capital taxes	7	6	16	15
Other	3	11	16	20
Other (income) expense	$(17)	$89	$14	$88
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
Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Fixed maturities	$534	$555	$1,605	$1,646
Short-term investments	2	10	20	36
Equity securities	8	10	25	28
Other	19	10	47	39
Gross investment income	563	585	1,697	1,749
Investment expenses	(30)	(21)	(83)	(72)
Net investment income	$533	$564	$1,614	$1,677
Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased six percent and four percent for the three and nine months ended September 30, 2012, respectively. The decline in net investment income was primarily due to lower reinvestment rates and the negative impact of foreign exchange, partially offset by higher distributions from private equity funds.
The investment portfolio’s average market yield on fixed maturities was 2.2 percent and 3.2 percent at September 30, 2012 and 2011, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.
The yield on short-term investments reflects the global nature of our insurance operations (0.5 percent—1.2 percent yield). For example, yields on short-term investments in Malaysia, Korea, and Ecuador range from 3.0 percent—4.4 percent.
The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity (3.7 percent—4.1 percent yield). The strategic emerging debt portfolio represents approximately 60 percent of our equity securities portfolio.
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

The following tables present our pre-tax net realized and unrealized gains (losses) as well as a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$47	$642	$689	$20	$81	$101
Fixed income derivatives	4	—	4	(89)	—	(89)
Total fixed maturities	51	642	693	(69)	81	12
Public equity	2	23	25	(2)	(59)	(61)
Other	1	4	5	(5)	(4)	(9)
Subtotal	54	669	723	(76)	18	(58)
Derivatives
Fair value adjustment on insurance derivatives	83	—	83	(926)	—	(926)
S&P put option and futures	(147)	—	(147)	220	—	220
Fair value adjustment on other derivatives	—	—	—	2	—	2
Subtotal derivatives	(64)	—	(64)	(704)	—	(704)
Foreign exchange gains (losses)	(50)	—	(50)	20	—	20
Total gains (losses)	$(60)	$669	$609	$(760)	$18	$(742)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
	(in millions of U.S. dollars)
Fixed maturities	$149	$1,136	$1,285	$143	$244	$387
Fixed income derivatives	(3)	—	(3)	(157)	—	(157)
Total fixed maturities	146	1,136	1,282	(14)	244	230
Public equity	(2)	52	50	9	(51)	(42)
Other	(6)	5	(1)	(10)	2	(8)
Subtotal	138	1,193	1,331	(15)	195	180
Derivatives
Fair value adjustment on insurance derivatives	44	—	44	(925)	—	(925)
S&P put option and futures	(308)	—	(308)	152	—	152
Fair value adjustment on other derivatives	(4)	—	(4)	(1)	—	(1)
Subtotal derivatives	(268)	—	(268)	(774)	—	(774)
Foreign exchange losses	(64)	—	(64)	(89)	—	(89)
Total gains (losses)	$(194)	$1,193	$999	$(878)	$195	$(683)

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities	$(10)	$57	$47	$(19)	$39	$20
Public equity	—	2	2	(1)	(1)	(2)
Other	—	1	1	—	(5)	(5)
Total	$(10)	$60	$50	$(20)	$33	$13

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
	(in millions of U.S. dollars)
Fixed maturities	$(18)	$167	$149	$(28)	$171	$143
Public equity	(5)	3	(2)	(1)	10	9
Other	(7)	1	(6)	(3)	(8)	(11)
Total	$(30)	$171	$141	$(32)	$173	$141
Our net realized gains (losses) for the three and nine months ended September 30, 2012, included write-downs of $10 million and $30 million, respectively, as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $20 million and $32 million for the three and nine months ended September 30, 2011, respectively.
At September 30, 2012, our investment portfolios held by U.S. legal entities included approximately $31 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $11 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.
We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $5 million at September 30, 2012. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.
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
The average duration of our fixed income securities, including the effect of options and swaps, was 3.7 years at both September 30, 2012 and December 31, 2011. We estimate that a 100 basis point (bps) increase in interest rates would reduce our fixed income portfolio by approximately $2.1 billion at September 30, 2012.
The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2012		December 31, 2011
	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
	(in millions of U.S. dollars)
Fixed maturities available for sale	$46,504	$43,758	$41,967	$40,450
Fixed maturities held to maturity	7,879	7,493	8,605	8,447
Short-term investments	2,429	2,429	2,301	2,301
	56,812	53,680	52,873	51,198
Equity securities	770	741	647	671
Other investments	2,621	2,385	2,314	2,112
Total investments	$60,203	$56,806	$55,834	$53,981
The fair value of our total investments increased $4.4 billion during the nine months ended September 30, 2012, primarily due to the investing of operating cash flows and unrealized appreciation.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2012 and December 31, 2011. The first table lists investments according to type and the second according to S&P credit rating:

	September 30, 2012		December 31, 2011
	Market Value	Percentage of Total	Market Value	Percentage of Total
	(in millions of U.S. dollars, except for percentages)
Treasury	$2,731	5%	$2,361	5%
Agency	1,952	3%	1,725	3%
Corporate and asset-backed securities	18,155	32%	17,030	32%
Mortgage-backed securities	13,066	23%	13,237	25%
Municipal	3,542	7%	2,888	6%
Non-U.S.	14,937	26%	13,331	25%
Short-term investments	2,429	4%	2,301	4%
Total	$56,812	100%	$52,873	100%
AAA	$9,270	17%	$9,284	18%
AA	22,423	39%	20,562	39%
A	10,391	18%	10,106	19%
BBB	6,424	11%	6,152	12%
BB	4,264	8%	3,755	7%
B	3,506	6%	2,428	4%
Other	534	1%	586	1%
Total	$56,812	100%	$52,873	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education and utilities (water, power, and sewers). As of September 30, 2012, one state, including political subdivisions and other municipal issuers within the state, represented approximately 17 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 69 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 43 percent and 57 percent between general obligation and special revenue bonds, respectively.
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
Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 78 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is A and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
United Kingdom	$1,254	$1,213
Canada	979	943
Republic of Korea	537	475
Japan	397	396
Germany	387	378
Province of Ontario	253	241
Federative Republic of Brazil	217	213
France	211	203
Kingdom of Thailand	204	200
Province of Quebec	169	157
Commonwealth of Australia	148	131
State of Queensland	142	130
Federation of Malaysia	124	123
Swiss Confederation	122	116
People's Republic of China	119	115
United Mexican States	110	101
State of New South Wales	85	79
Taiwan	81	78
State of Victoria	63	58
Socialist Republic of Vietnam	62	58
Republic of Indonesia	52	49
Russian Federation	47	46
Republic of Colombia	42	40
Province of British Columbia	42	40
Republic of Austria	40	39
Other Non-U.S. Government(1)	753	717
Non-U.S. Government Securities	6,640	6,339
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)	2,460	2,336
Other Non-U.S. Corporate	5,837	5,487
Total	$14,937	$14,162
____________________

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain. Our gross and net Eurozone Non-U.S. Government Securities exposure is the same.

(2)	Refer to the following table for further detail on Eurozone Non-U.S. Corporate Securities. Our gross and net Eurozone Non-U.S. Corporate Securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at September 30, 2012:

	Market Value by Industry					Amortized Cost
	Bank	Financial	Industrial	Utility	Total
	(in millions of U.S. dollars)
Netherlands	$215	$154	$338	$150	$857	$804
France	103	41	140	161	445	426
Germany	277	2	87	8	374	360
Luxembourg	10	2	233	99	344	329
Euro Supranational	206	—	—	—	206	195
Ireland	12	2	96	15	125	116
Finland	26	—	14	3	43	41
Belgium	—	—	30	1	31	30
Austria	20	—	7	1	28	28
Spain	6	—	—	—	6	6
Portugal	—	—	1	—	1	1
Eurozone Non-U.S. Corporate Securities	$875	$201	$946	$438	$2,460	$2,336
The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at September 30, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
European Investment Bank	$174	$166
KFW	148	142
Rabobank Nederland NV	116	108
Deutsche Bank AG	47	45
ABN AMRO Group NV	31	29
Bank Nederlandse Gemeenten	31	29
BNP Paribas SA	29	27
Credit Agricole Groupe	28	27
Erste Abwicklungsanstalt	24	23
Nordea Bank AB	23	22

The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at September 30, 2012:

	Market Value	Amortized Cost
	(in millions of U.S. dollars)
ING Groep NV	$97	$93
Electricite de France SA	92	88
Intelsat SA	79	75
Royal Dutch Shell PLC	76	71
Deutsche Telekom AG	72	64
LyondellBasell Industries NV	55	49
France Telecom SA	43	40
Gazprom OAO	41	37
General Electric Co	40	37
Liberty Global Inc	38	34

The table below summarizes our largest exposures to corporate bonds by market value at September 30, 2012:

Market Value
(in millions of U.S. dollars)
General Electric Co	$443
JP Morgan Chase & Co	431
Citigroup Inc	352
The Goldman Sachs Group Inc	333
Bank of America Corp	313
Morgan Stanley	286
Verizon Communications Inc	284
HSBC Holdings Plc	211
Wells Fargo & Co	210
AT&T INC	207
Kraft Foods Inc	170
Comcast Corp	167
Anheuser-Busch InBev NV	145
Duke Energy Corp	139
Royal Bank of Scotland Group Plc	134
Time Warner Cable Inc	130
Barclays Plc	129
BP Plc	127
ConocoPhillips	127
UBS AG	126
American Express Co	124
Pfizer Inc	123
Rabobank Nederland NV	116
Credit Suisse Group	114
Lloyds Banking Group Plc	108

Mortgage-backed securities
Additional details on the mortgage-backed component of our investment portfolio at September 30, 2012, are provided below:
Mortgage-backed securities
Market Value
(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency residential mortgage-backed (RMBS)	$—	$11,237	$—	$—	$—	$11,237
Non-agency RMBS	155	6	24	10	414	609
Commercial mortgage-backed	1,184	18	11	7	—	1,220
Total mortgage-backed securities	$1,339	$11,261	$35	$17	$414	$13,066

Mortgage-backed securities
Amortized Cost
(in millions of U.S. dollars)

	S&P Credit Rating
	AAA	AA	A	BBB	BB and below	Total
Mortgage-backed securities
Agency RMBS	$—	$10,685	$—	$—	$—	$10,685
Non-agency RMBS	152	6	24	10	446	638
Commercial mortgage-backed	1,096	15	9	6	—	1,126
Total mortgage-backed securities	$1,248	$10,706	$33	$16	$446	$12,449
Our mortgage-backed securities are rated predominantly AA and comprise approximately 23 percent of our fixed income portfolio. This compares with a 32 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at September 30, 2012. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.
Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 95 percent of our total RMBS portfolio. Our non-agency RMBS are backed primarily by prime collateral and are broadly diversified in over 45,000 loans. This portfolio’s original loan-to-value ratio is approximately 67 percent with an average Fair Isaac Corporation (FICO) score of 732. With this conservative loan-to-value ratio and subordinated collateral of six percent, the cumulative 5-year foreclosure rate would have to rise to 18 percent from current levels before principal is significantly impaired. The foreclosure rate of our non-agency RMBS portfolio at September 30, 2012 was seven percent.
Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 13,000 loans with 40 percent of the portfolio issued before 2006 and 42 percent issued after 2009. The average loan-to-value ratio is approximately 65 percent with a debt service coverage ratio in excess of 1.9 and weighted-

average subordinated collateral of 29 percent. The cumulative foreclosure rate would have to rise to 42 percent before principal is impaired. The foreclosure rate for our CMBS portfolio at September 30, 2012 was 2.1 percent.
Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At September 30, 2012, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,000 issuers, with the greatest single exposure being $99 million.
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
Critical Accounting Estimates
As of September 30, 2012, with the exception noted below, there were no material changes to our critical accounting estimates. Refer to Note 1 to the consolidated financial statements for additional information. For full discussion of our critical accounting estimates, refer to Item 7 in our 2011 Form 10-K.
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
Reinsurance recoverable on ceded reinsurance
The following table shows a composition of our reinsurance recoverable for the periods indicated:

	September 30	December 31
	2012	2011
	(in millions of U.S. dollars)
Reinsurance recoverable on unpaid losses and loss expenses (1)	$11,162	$11,602
Reinsurance recoverable on paid losses and loss expenses (1)	695	787
Net reinsurance recoverable on losses and loss expenses	$11,857	$12,389
Reinsurance recoverable on policy benefits	$246	$249
 ____________________

(1)	Net of provision for uncollectible reinsurance
We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers.  The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.5 billion and $2.8 billion of collateral at September 30, 2012 and December 31, 2011, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to collections relating to prior period catastrophe events and run-off operations and favorable prior period development, partially offset by crop activity and the impact of foreign exchange.
Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At September 30, 2012, our gross unpaid loss and loss expense reserves were $38.2 billion and our net unpaid loss and loss expense reserves were $27.0 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.
The table below presents a roll-forward of our unpaid losses and loss expenses:

	Gross Losses	Reinsurance Recoverable(1)	Net Losses
	(in millions of U.S. dollars)
Balance at December 31, 2011	$37,477	$11,602	$25,875
Losses and loss expenses incurred	9,285	2,315	6,970
Losses and loss expenses paid	(8,870)	(2,837)	(6,033)
Other (including foreign exchange translation)	308	82	226
Balance at September 30, 2012	$38,200	$11,162	$27,038
 ____________________

(1)	Net of provision for uncollectible reinsurance
The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.
The following table shows our total reserves (including loss expense reserves) segregated between case reserves and IBNR reserves:

	September 30, 2012			December 31, 2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in millions of U.S. dollars)
Case reserves	$18,008	$5,670	$12,338	$17,143	$5,681	$11,462
IBNR reserves	20,192	5,492	14,700	20,334	5,921	14,413
Total	$38,200	$11,162	$27,038	$37,477	$11,602	$25,875

Asbestos and Environmental (A&E) and Other Run-off Liabilities
There was no unexpected A&E reserve activity during the nine months ended September 30, 2012. Refer to our 2011 Form 10-K for additional information.
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
At September 30, 2012, Level 3 assets represented four percent of assets that are measured at fair value and three percent of total assets. Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and two percent of our total liabilities. During the three and nine months ended September 30, 2012, we transferred assets of $75 million and $117 million, respectively, into our Level 3 assets from other levels of the valuation hierarchy. During the three and nine months ended September 30, 2012, we transferred assets of $46 million and $71 million, respectively, out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3)

as well as a roll-forward of Level 3 financial instruments measured at fair value for the three and nine months ended September 30, 2012 and 2011.
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
During the three and nine months ended September 30, 2012, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $21 million for the three and nine months ended September 30, 2012.
During the three and nine months ended September 30, 2012, realized gains of $75 million and $41 million, respectively, were associated with a decreased value of GLB liabilities primarily due to rising equity levels partially offset by the unfavorable impact of interest rate movements and the impact of discounting future claims for one and three fewer quarters, respectively. This excludes realized losses of $147 million and $308 million during the three and nine months ended September 30, 2012, respectively, on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the three and nine months ended September 30, 2012 and 2011.
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
A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The different categories of claim limits are described below:

•
Reinsurance programs covering guaranteed minimum death benefits (GMDB) with an annual claim limit of two percent of account value. This category accounts for approximately 65 percent of the total reinsured GMDB guaranteed value. Approximately one percent of the guaranteed value in this category has additional reinsurance coverage for GLB.

•
Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 20 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 70 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 50 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $380 million as of September 30, 2012. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

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

A third layer of risk management is the hedging strategy which is focused on mitigating long-term economic losses at a portfolio level. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $38 million at September 30, 2012 and December 31, 2011. The instruments are substantially collateralized by our counterparties, on a daily basis.
We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent - 10 percent annually.
Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
September 30, 2012 and prior	4%
Remainder of 2012	4%
2013	23%
2014	18%
2015	5%
2016	5%
2017	19%
2018	16%
2019 and after	6%
Total	100%
The following table provides the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(in millions of U.S. dollars)
Death Benefits (GMDB)
Premium	$20	$24	$63	$75
Less paid claims	26	31	78	80
Net	$(6)	$(7)	$(15)	$(5)
Living Benefits (Includes GMIB and GMAB)
Premium	$40	$41	$120	$123
Less paid claims	4	1	6	3
Net	$36	$40	$114	$120
Total VA Guaranteed Benefits
Premium	$60	$65	$183	$198
Less paid claims	30	32	84	83
Net	$30	$33	$99	$115
Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $114 million of claims and $76 million of premium on death benefits over the next 12 months.
GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Substantially all of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible in years 2013 and beyond. At current market levels, we expect approximately $22 million of claims and $153 million of premium on living benefits over the next 12 months.
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
Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at July 1, 2012.
The table below shows our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at September 30, 2012 and 2011. The table also shows ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at September 30, 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.7 billion (or six percent of our total shareholders’ equity at September 30, 2012). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately one percent.

	U.S. Hurricanes				California Earthquakes
	September 30			September 30	September 30			September 30
	2012			2011	2012			2011
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
	(in millions of U.S. dollars, except for percentages)
1-in-100	$1,743	6%	1.0%	$1,295	$820	3%	2.1%	$804
1-in-250	$2,325	9%	1.0%	$1,739	$1,094	4%	1.8%	$954
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
The above hurricane PMLs at September 30, 2012 reflect the findings from an in-depth review of hurricane risk during 2011, including assessment of the latest third-party hurricane models, implementation of the revised models through a multi-model framework for risk assessment, and custom model output adjustments to better reflect ACE’s underlying exposure profile. The September 2011 hurricane PMLs were based on the previous view of modeled risk.
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
There were no significant changes to ACE’s coverage under its North American Core Program during the third quarter. The North American Calabash program expired June 15, 2012 without renewal. With respect to our International Property Catastrophe Program, we renewed the layers of reinsurance protection in excess of $150 million on our Core Program for the period from July 1, 2012 through June 30, 2013 with no significant change in coverage from the expiring program. Refer to our 2011 Form 10-K for additional information.

Crop insurance
ACE is one of the leading writers of crop insurance in the U.S. Our crop insurance business primarily comprises two components – Multiple Peril Crop Insurance (MPCI) and hail insurance. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA), which sets the terms and conditions of the program under the annual Standard Reinsurance Agreement (SRA). Given the crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.
MPCI represents about 85 percent of our Agriculture net premiums written; however, this percentage may change as a result of, among other things, growth in our other non-MPCI agriculture lines and changes in commodity prices.
We purchase third party stop-loss reinsurance for our MPCI business to reduce our exposure. The attachment point for this stop-loss reinsurance is based upon the ACE underwriting loss after the impact of the SRA risk sharing between ACE and the Federal Crop Insurance Corporation.
For the three months ended September 30, 2012, the net adverse impact included in the MPCI business underwriting results due to the drought in the U.S. was $147 million pre-tax and $97 million after-tax. No net profit or loss is expected on this business in the fourth quarter related to the 2012 crop year. The combined ratio for the MPCI business was 114 percent for the quarter and is expected to be approximately 104 percent for the full year.
In June 2012, the USDA’s Risk Management Agency (RMA) released the 2013 SRA for the 2013 reinsurance year (i.e., July 1, 2012 through June 30, 2013) that replaced the 2012 SRA. There were no significant changes in the terms and conditions. Refer to our 2011 Form 10-K for additional information.
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios through the next 12 months. In addition to cash from operations, we have agreements with a third party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At September 30, 2012, our available credit lines totaled $2.4 billion and usage to support issued letters of credit was $1.6 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2012 and 2015 and require that we maintain certain financial covenants, all of which we met at September 30, 2012. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2011 Form 10-K.
The payments of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2012, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.
We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. The legal restrictions on the payment of dividends from retained earnings by our Bermuda subsidiaries are currently satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries. ACE Limited received no dividends from its Bermuda subsidiaries during the nine months ended September 30, 2012. ACE Limited received dividends of $500 million from its Bermuda subsidiaries during the nine months ended September 30, 2011.
The payment of any dividends from ACE Global Markets or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of ACE Global Markets is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from ACE Global Markets during the nine months ended September 30, 2012 and received dividends of $180 million during the nine months ended September 30, 2011. ACE Limited received no dividends from ACE INA during both the nine months ended September 30, 2012 and 2011. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.
Cash Flows
Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2012 and 2011.
Our consolidated net cash flows from operating activities were $3.0 billion in both the nine months ended September 30, 2012 and 2011. Net loss and loss expenses paid were $6.0 billion in the nine months ended September 30, 2012, compared with $6.2 billion.
Our consolidated net cash flows used for investing activities were $2.7 billion in the nine months ended September 30, 2012, compared with $2.5 billion. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.
Our consolidated net cash flows used for financing activities were $271 million in the nine months ended September 30, 2012, compared with $478 million. Financing cash flows included $151 million of proceeds from issuance of short-term debt, net of repayments, compared with a net repayment of $50 million. Dividends paid on Common Shares were $484 million in the nine months ended September 30, 2012, compared with $342 million.
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

In the current low interest rate environment, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At September 30, 2012, there were $1.4 billion in reverse repurchase agreements outstanding.
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	September 30	December 31
	2012	2011
	(in millions of U.S. dollars, except for percentages)
Short-term debt	$1,402	$1,251
Long-term debt	3,360	3,360
Total debt	4,762	4,611
Trust preferred securities	309	309
Total shareholders’ equity	26,963	24,332
Total capitalization	$32,034	$29,252
Ratio of debt to total capitalization	14.9%	15.8%
Ratio of debt plus trust preferred securities to total capitalization	15.8%	16.8%
The following table reports the significant movements in our shareholders’ equity:

September 30, 2012
(in millions of U.S. dollars)
Balance at December 31, 2011	$24,332
Net income	1,941
Change in net unrealized appreciation on investments, net of tax	988
Dividends on Common Shares	(536)
Change in net cumulative translation, net of tax	118
Share-based compensation expense	91
Exercise of stock options	77
Repurchase of shares	(7)
Other movements, net of tax	(41)
Balance at September 30, 2012	$26,963

During January 2012, we repurchased $7 million of Common Shares in a series of open market transactions under the August 2011 and November 2010 Board of Directors authorizations. At September 30, 2012, $461 million in share repurchase authorizations remained through December 31, 2012. At September 30, 2012 there were 3,097,303 Common Shares in treasury with a weighted average cost of $60.23 per share.
We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Following ACE’s redomestication to Switzerland in July 2008 through March 2011, dividends were distributed by way of a par value reduction. At the May 2011 annual general meeting, our shareholders approved dividend distributions from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings. At the May 2012 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $1.96 per share, or CHF 1.80 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2012.
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
The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
January 10, 2012	January 31, 2012	$0.47 (CHF 0.44)
March 30, 2012	April 20, 2012	$0.47 (CHF 0.42)
July 31, 2012	August 21, 2012	$0.49 (CHF 0.48)
September 28, 2012	October 19, 2012	$0.49 (CHF 0.45)
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
ACE views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-

term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.
At September 30, 2012, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit above average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended September 30, 2012, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at September 30, 2012, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending September 30, 2012.
The guidance requires us to “regularly evaluate estimates used and adjust the liability balance... if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which the assumptions underlying the benefit ratio calculation used to establish benefit reserves should be adjusted. The benefit ratio will be calculated based on management’s expectation for the short-term and long-term performance of the variable annuity guarantee liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. The differential is measured in terms of the standard deviation of the distribution of benefit ratios (reflecting 1,000 stochastic scenarios) calculated on subsequent dates.
The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at September 30, 2012 and show the sensitivity, at September 30, 2012, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below show the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.
The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until 2013 or later). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the fourth quarter to various changes, it is necessary to assume an additional $30 million to $60 million increase in Gross FVL and realized losses. However, the majority of this realized loss is offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period, with little or no impact to Net income. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

		Worldwide Equity Shock
Interest Rate Shock		+10%	Flat	-10%	-20%	-30%	-40%
		(in millions of U.S. dollars)
+100 bps	(Increase)/decrease in Gross FVL	$610	$351	$28	$(356)	$(795)	$(1,288)
	Increase/(decrease) in hedge value	(244)	(4)	240	486	734	987
	Increase/(decrease) in net income	$366	$347	$268	$130	$(61)	$(301)
Flat	(Increase)/decrease in Gross FVL	$326	$—	$(390)	$(836)	$(1,332)	$(1,868)
	Increase/(decrease) in hedge value	(242)	—	244	490	740	993
	Increase/(decrease) in net income	$84	$—	$(146)	$(346)	$(592)	$(875)
-100 bps	(Increase)/decrease in Gross FVL	$(128)	$(523)	$(975)	$(1,480)	$(2,019)	$(2,580)
	Increase/(decrease) in hedge value	(238)	4	248	496	746	1,000
	Increase/(decrease) in net income	$(366)	$(519)	$(727)	$(984)	$(1,273)	$(1,580)

		AA-rated		Interest Rate		Equity
Sensitivities to Other Economic Variables		Credit Spreads		Volatility		Volatility
		+100	-100	+2%	-2%	+2%	-2%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$155	$(157)	$(4)	$—	$(22)	$20
Increase/(decrease) in hedge value		—	—	—	—	3	(3)
Increase/(decrease) in net income		$155	$(157)	$(4)	$—	$(19)	$17

Sensitivities to Actuarial Assumptions		Mortality
		+20%	+10%	-10%	-20%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$37	$19	$(19)	$(38)
Increase/(decrease) in hedge value		—	—	—	—
Increase/(decrease) in net income		$37	$19	$(19)	$(38)

		Lapses
		+50%	+25%	-25%	-50%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$399	$217	$(259)	$(571)
Increase/(decrease) in hedge value		—	—	—	—
Increase/(decrease) in net income		$399	$217	$(259)	$(571)

		Annuitization
		+50%	+25%	-25%	-50%
		(in millions of U.S. dollars)
(Increase)/decrease in Gross FVL		$(345)	$(198)	$248	$549
Increase/(decrease) in hedge value		—	—	—	—
Increase/(decrease) in net income		$(345)	$(198)	$248	$549
The above tables assume equity shocks impact all global equity markets equally and that the interest rate shock is a parallel shift in the U.S. yield curve. Our liabilities are sensitive to global equity markets in the following proportions: 70 percent—80 percent U.S. equity, 10 percent—20 percent international equity ex-Japan, 5 percent

—15 percent Japan equity. Our current hedge portfolio is sensitive to global equity markets in the following proportions: 100 percent U.S. equity. We would suggest using the S&P 500 index as a proxy for U.S. equity, the MSCI EAFE index as a proxy for international equity, and the TOPIX as a proxy for Japan equity.
Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from September 30, 2012 market levels.
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
Variable Annuity Net Amount at Risk
a) Reinsurance covering the GMDB risk only
The table below shows the net amount at risk at September 30, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GMDB net amount at risk	$1,259	$1,363	$1,945	$2,293	$2,216	$1,888
Claims at 100% immediate mortality	717	486	325	307	284	255
At September 30, 2012 and December 31, 2011 the net amount at risk from reinsurance programs covering the GMDB risk only was $1.4 billion and $1.8 billion, respectively.
For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2012 and December 31, 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at September 30, 2012 was approximately $486 million. This takes into account all applicable reinsurance treaty claim limits.

In addition, the table shows the total claim amount payable on reinsurance programs covering the GMDB risk only, if all of the cedants’ policyholders were to die immediately at September 30, 2012. This takes into account all applicable reinsurance treaty claim limits.
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
b) Reinsurance covering the GLB risk only
The table below shows the net amount at risk at September 30, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GLB net amount at risk	$129	$382	$1,013	$1,836	$2,461	$2,615
At September 30, 2012 and December 31, 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $382 million and $380 million, respectively.
For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2012 and December 31, 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 3.5 percent and 4.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
The table below shows the net amount at risk at September 30, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
	+20%	Flat	-20%	-40%	-60%	-80%
	(in million of U.S. dollars, except percentages)
GMDB net amount at risk	$89	$137	$187	$234	$280	$329
GLB net amount at risk	419	825	1,393	2,022	2,537	2,840
Claims at 100% immediate mortality	502	885	1,136	1,343	1,534	1,730
At September 30, 2012 and December 31, 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $137 million and $182 million, respectively.
At September 30, 2012 and December 31, 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $825 million and $998 million, respectively.
These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.
In addition, the table shows the total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at September 30, 2012. This takes into account all applicable reinsurance treaty claim limits. Although this calculation shows an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero in this scenario.
For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2012 and December 31, 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
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
Item 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule

15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2012. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in ACE’s internal controls over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended September 30, 2012:
Issuer’s Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Board Repurchase Authorization(2)
July 1 through July 31	2,268	$73.50	$461 million
August 1 through August 31	3,484	$73.13	$461 million
September 1 through September 30	6,696	$73.87	$461 million
Total	12,448
____________________

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

ACE LIMITED
(Registrant)

October 31, 2012	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

October 31, 2012	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Organizational Regulations of the Company, as amended and restated	8-K	3	August 15, 2012
3.2	Articles of Association of the Company, as amended and restated	8-K	3	September 28, 2012
4.1	Organizational Regulations of the Company, as amended and restated	8-K	4	August 15, 2012
4.2	Articles of Association of the Company, as amended and restated	8-K	4	September 28, 2012
31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X
101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements
					X