Form 10-K
period 2012-12-31
ACE Ltd
filed 2013-02-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
+41 (0)43 456 76 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 28.89 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by non-affiliates as of June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $25 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 14, 2013 there were 339,318,053 Common Shares par value CHF 28.89 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2013 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ACE LIMITED INDEX TO 10-K

PART I

ITEM 1. Business
General Development of Business
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We offer commercial insurance products and service offerings such as risk management programs, loss control and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer personal lines insurance coverage including homeowners, automobile, valuables, umbrella liability and recreational marine products. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries. At December 31, 2012, we had total assets of $93 billion and shareholders’ equity of $28 billion.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies.

On September 18, 2012, we acquired 80 percent of PT Asuransi Jaya Proteksi (JaPro) and on January 3, 2013 our local partner acquired the remaining 20 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information. The acquisition of JaPro diversified our business in Indonesia with a well-established personal lines insurance franchise, and expanded the potential for accident and health (A&H) and commercial property and casualty (P&C) businesses. JaPro operates under our Insurance – Overseas General segment and the consolidated financial statements include the results of JaPro from the acquisition date.

During 2012, we announced that we reached definitive agreements to acquire Fianzas Monterrey, a leading surety lines company in Mexico, as well as ABA Seguros, a P&C insurer in Mexico that provides automobile, homeowners, and small business coverages. These transactions, which are subject to regulatory approval and other customary closing conditions, are expected to be completed in the first half of 2013. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Employees
At December 31, 2012, there were over 17,000 employees in the ACE Group of Companies. We believe that employee relations are satisfactory.

Customers
For most of the commercial lines of business that we offer, insureds typically use the services of an insurance broker or agent. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from the local and major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. In our opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations and no one insured or group of affiliated insureds account for as much as 10 percent of our total revenues.

Competition
Competition in the insurance and reinsurance marketplace is substantial.  Competition varies by type of business and geographic area.  Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. These companies sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation.  We compete for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service.  Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies.  Our broad market capabilities in personal, commercial, specialty and A&H lines made available by our underwriting expertise, business infrastructure and global presence, defines our competitive advantage. Our strong balance sheet is attractive to businesses, such as ceding companies requiring security solutions, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies.  Refer to “Segment Information” for competitive environment by segment.
____________________________________________________________________________________________________________
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
____________________________________________________________________________________________________________
Available Information
We make available free of charge through our website (www.acegroup.com, under Investor Information / SEC - Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC).

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
The public may also read and copy any materials ACE files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's website is http://www.sec.gov.
____________________________________________________________________________________________________________
Segment Information
We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.

The following table presents the net premiums earned by segment for the periods indicated:

Years Ended December 31 (in millions of U.S. dollars)	2012 Net Premiums Earned	% of Total	2011 Net Premiums Earned	% of Total	2010 Net Premiums Earned	% of Total
Insurance – North American	$7,019	45%	$6,911	45%	$5,651	42%
Insurance – Overseas General	5,740	37%	5,614	36%	5,153	38%
Global Reinsurance	1,002	6%	1,003	7%	1,071	8%
Life	1,916	12%	1,859	12%	1,629	12%
Total	$15,677	100%	$15,387	100%	$13,504	100%

Additional financial information about our segments, including net premiums earned by geographic region, is included in Note 15 to the Consolidated Financial Statements.

Insurance – North American

Overview
The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment, which accounted for 45 percent of our 2012 consolidated net premiums earned, includes our retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture, and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

Products and Distribution
ACE USA, our retail operating division in North America, provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North American commercial and non-commercial enterprises and consumers. Products and services offered include property, general liability, umbrella and excess liability, workers' compensation, commercial marine, automobile liability, professional lines D&O and errors and omissions (E&O), surety, medical liability, environmental, inland marine, aerospace, A&H coverages, as well as claims and risk management products and services. ACE USA is this segment's largest operation and represented approximately 51 percent of Insurance – North American's net premiums earned in 2012. ACE USA distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations.

ACE USA's on-going operations are organized into the following distinct business units, each offering specialized products and services targeted at specific niche markets:

•
ACE Risk Management offers a wide range of customized casualty products to respond to the needs of mid-size to large companies, including national accounts, irrespective of industry. These programs are designed to help insureds address the significant costs of financing and managing risk for workers' compensation, as well as general and automobile liability coverages. A variety of program structures are offered to support each client's risk financing needs including: large deductible, captives, third-party rent-a-captives, funded deductibles, paid or incurred loss retrospective plans, and net present value and other risk financing structures, including a prospective close-out product. Within ACE Risk Management, ACE Financial Solutions underwrites assumed loss portfolio contracts in which insured loss events have occurred prior to the inception of the contract, when the contract carries the requisite amount of insurance risk transfer. These contracts can cause significant variances to premiums, losses and loss expenses, and expense ratios in the periods in which they are written.

•
ACE Foreign Casualty provides products which insure specific global operating risks of U.S.-based multinational companies. Coverage programs include Controlled Master Programs where we pair a master policy issued in the U.S. with local policies issued in foreign countries, International Advantage covering liability and incidental property coverage for U.S.-based companies with employees who travel on business outside of the U.S., and Defense Base Act Workers' Compensation which provides coverage for prime contractors and subcontractors performing work overseas under contracts authorized, approved or financed by the U.S. government or its agencies. In addition, Foreign Casualty has deductible programs, captive programs, and paid or incurred loss retrospective plans for U.S.-based insured's foreign operations.

•
ACE North America Property & Specialty Lines, through its specialized operating units, offers a wide range of products to diverse insureds.  Property products include primary, quota share and excess all-risk insurance for U.S. based companies with domestic or global exposures, as well as risk management programs and services for U.S. multinational companies. Commercial Marine products are available for U.S. and global marine exposures.  Inland Marine products provide solutions for the construction, transportation, warehouse and communications industries, as well as museums and other commercial institutions with fine art exposures.  Aerospace products are available for airport owners and operators, as well as satellite operators.  Other specialized units provide products for weather-related exposures, the unique needs of the energy industry, and engineering and insurance-related services for the operating units.

•
ACE Casualty Risk offers specialty casualty products to a broad range of customers, ranging from small, local businesses to large, multinational clients. Key coverages offered by ACE Casualty Risk include umbrella and excess liability, environmental risk for commercial and industrial risks, and casualty programs for commercial construction related projects. We also write custom casualty products for specialized industry segments and unique risks as well as products which address the needs of public entities such as educational institutions.

•	ACE Professional Risk provides management liability and professional liability (D&O and E&O) products to middle market and Fortune 1000 clients.

•
ACE Surety offers a wide variety of Surety products to small contractors and Fortune and Industrial 2500 companies. ACE Surety specializes in underwriting both commercial and contract bonds and has the capacity for bond issuance on an international basis.

•
ACE Canada (ACE USA's Canadian operations) offers a broad range of P&C products as well as life and A&H coverages. ACE Canada specializes in providing customized products to commercial and industrial clients as well as to groups and associations, operating nationally or internationally.

•
ACE Accident & Health works with employers, travel agencies, and affinity groups to offer a variety of accident and other supplemental insurance programs. Key products include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits) distributed through affinity groups.

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

•
ESIS Inc. (ESIS), ACE USA's in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations, as well as for the Insurance – North American segment. These services include comprehensive medical managed care, integrated disability services, pre-loss control and risk management, and health, safety and environmental consulting. Additional insurance-related services are offered by ESIS's Recovery Services International, which provides salvage and subrogation and health care recovery services. ESIS's services are available through a preferred relationship with ACE Risk Management or separately for those clients that select insurance and claims management services independently. The net results for ESIS are included in Insurance – North American's administrative expenses.

ACE Commercial Risk Services serves the insurance needs of small and mid-sized businesses in North America with local, national or global exposures by delivering an array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Commercial Risk Services offers packaged policies as well as solutions that can be tailored to suit a particular product segment, multiple lines of coverage or specific distribution channels using advanced systems to efficiently transact large volumes of business. Core products and services for small businesses include: disaster protection, casualty insurance (including international casualty), environmental, inland marine, professional risk, medical risk, and claims & risk management services. These products are offered through wholesale, retail, program agent and alternative distribution channels.  In addition, ACE Commercial Risk Services offers coverage for specialty programs, writing a variety of commercial coverages through program agents.

ACE Private Risk Services provides personal lines coverages including homeowners, automobile, valuables, umbrella liability, and recreational marine insurance for high net worth individuals and families in North America. ACE Private Risk Services' products are distributed through independent regional agents and brokers.

ACE Westchester serves the market for business risks that tend to be harder to place due to unique or complex exposures and focuses on the wholesale distribution of excess and surplus lines property, casualty, environmental, professional liability and inland marine products in North America.

ACE Agriculture provides coverage for agriculture business, writing a variety of commercial coverages including comprehensive multiple peril crop, crop-hail and farm P&C insurance protection to customers in the U.S. and Canada through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as specialty P&C insurance coverages to companies that manufacture, process and distribute agriculture products through Penn Millers Insurance Company (Penn Millers). For additional information, refer to “Crop Insurance”, under Item 7.

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

The run-off operations do not actively sell insurance products, but are responsible for the management of certain existing policies and settlement of related claims.

Competitive Environment
ACE USA and ACE Westchester compete against a number of large, national carriers as well as regional competitors and other entities offering risk alternatives such as self-insured retentions and captive programs. The markets in which we compete are subject to significant cycles of fluctuating capacity and wide disparities in price adequacy. We strive to offer superior service, which we believe has differentiated us from our competitors. The ACE USA and ACE Westchester operations pursue a specialist strategy and focus on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. A competitive advantage is also achieved through ACE USA's innovative product offerings and our ability to provide multiple products to a single client due to our nationwide local presence. An additional competitive strength of all our domestic commercial units is the ability to deliver global products and coverage to customers in concert with our Insurance – Overseas General segment. ACE USA has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization's global presence. ACE Agriculture primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent and/or captive agents. ACE Bermuda competes against international commercial carriers writing business on an excess of loss basis. ACE Commercial Risk Services competes against numerous insurance companies ranging from large national carriers to small and mid-size insurers who provide specialty coverages and standard P&C products. ACE Private Risk Services competes against insurance companies of varying sizes that sell products through various distribution channels, including through the Internet.

Insurance – Overseas General

Overview
The Insurance – Overseas General segment, which accounted for 37 percent of 2012 consolidated net premiums earned, comprises ACE International, our global retail insurance operations, the wholesale insurance business of ACE Global Markets (AGM), and the international A&H business of Combined Insurance. ACE International is our retail business serving clients ranging from local companies and insureds to large multinationals outside the U.S., Bermuda, and Canada. AGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488), a wholly-owned ACE syndicate. ACE provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £350 million for 2013. The reinsurance operation of AGM is included in the Global Reinsurance segment.

Products and Distribution
ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Our A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. Certain ACE Europe branded products are also offered via an e-commerce platform, ACE Online, that allows brokers to quote, bind, and issue specialty policies online. Property insurance products include traditional commercial fire coverage as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. ACE International specialty coverages include D&O professional indemnity, energy, aviation, political risk and specialty personal lines products. The A&H operations primarily offer personal accident and supplemental medical products to meet the insurance needs of individuals and groups outside of U.S. insurance markets. These coverages include accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection coverages. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE International's personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include property damage, automobile, homeowners, and personal liability.

The following is a discussion of ACE International's areas of operations: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America.

•
ACE Europe is headquartered in London and offers a broad range of P&C, A&H, and specialty coverages throughout the European Union, Central and Eastern Europe, the Commonwealth of Independent States, the Middle East, North Africa, and South Africa. ACE's operations in these regions comprise both insurance subsidiaries and joint ventures.

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

AGM offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. AGM uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd's worldwide licenses. AGM uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by AGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, political risk, and A&H.

Combined Insurance uses an international sales force of independent contractor agents to distribute a wide range of supplemental A&H products, including personal accident, short-term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

Competitive Environment
ACE International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, including those offered by Combined Insurance, locally-based competitors include financial institutions and bank-owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also giving us the advantage of accessing local technical expertise, accomplishing a spread of risk, and offering a global network to service multinational accounts.

AGM is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks underwritten for all lines of business. This leadership position allows AGM to set the policy terms and conditions of many of the policies written. All lines of business face competition, depending on the business class, from Lloyd's syndicates, the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. AGM differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and AEGL), and the quality of its underwriting and claims service.

Global Reinsurance

Overview
The Global Reinsurance segment, which accounted for six percent of 2012 consolidated net premiums earned, represents ACE's reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. The Global Reinsurance segment also includes AGM's reinsurance operations. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides solutions for small to mid-sized clients and multinational ceding companies including licensed reinsurance capabilities, property and workers' compensation catastrophe, loss-warranty, stop-loss cover, marine and aviation programs.

Products and Distribution
Global Reinsurance services clients globally through its major units. Major international brokers submit business to one or more of these units' underwriting teams who have built strong relationships with both key brokers and clients by providing a responsive, client-focused approach to risk assessment and pricing.

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance on an excess of loss basis globally to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property where the reinsurer shares a proportional part of the premiums and losses of the ceding company and per risk excess of loss treaty reinsurance where coverage applies on a per risk basis rather than per event or aggregate basis, together with casualty and specialty lines (catastrophe workers' compensation, crop and terrorism). ACE Tempest Re Bermuda's business is produced through reinsurance intermediaries.

ACE Tempest Re USA writes all lines of traditional and specialty P&C reinsurance, and surety and fidelity reinsurance for the North American market, principally on a treaty basis, with a focus on writing property per risk and casualty reinsurance. ACE Tempest Re USA underwrites reinsurance on both a proportional and excess of loss basis. This unit's diversified portfolio is produced through reinsurance intermediaries.

ACE Tempest Re International provides traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canadian risks. ACE Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, aviation, and specialty through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re International focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business using Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers. ACE Tempest Re International also includes our Shanghai, China office which provides reinsurance coverage for Chinese-based risks and our Sao Paulo, Brazil office which provides reinsurance for Brazilian-based risks. ACE Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

ACE Tempest Re Canada offers a full array of traditional and specialty P&C reinsurance to the Canadian market, including casualty, property risk and property catastrophe. ACE Tempest Re Canada provides its coverage through its Canadian company platform and also offers clients access to Syndicate 2488. ACE Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

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

Life

Overview
The Life segment, which accounted for 12 percent of 2012 consolidated net premiums earned, includes ACE's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
ACE Life provides individual life and group benefit insurance primarily in emerging markets, including Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand, and Vietnam; also throughout Latin America, selectively in Europe, and in China through a non-consolidated joint venture insurance company. ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, worksite marketing, retailers, brokers, and direct to consumer marketing. We continue to expand this business with a focus on opportunities in emerging markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. ACE Life is developing agency distribution in those countries in which we believe we can achieve sustainable growth as well as a favorable return on our investment from that channel. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. ACE maintains approximately 35.8 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the largest life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 310 licensed sales locations in 13 provinces within China.

ACE Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace and our focus has been on successfully managing the current portfolio of risk, both in the aggregate and on a contract basis. This business is managed with a long-term perspective and short-term earnings volatility is expected.

Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers, businesses, and students through educational institutions in the U.S. and Canada. Combined Insurance's substantial North American sales force distributes a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not subject to escalating medical cost inflation.

Competitive Environment
ACE Life's competition differs by location but generally includes multinational insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. ACE's financial strength and reputation as an entrepreneurial organization with a global presence gives ACE Life a strong base from which to compete. While ACE Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.
____________________________________________________________________________________________________________
Underwriting
ACE is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to manage risk by employing consistent, disciplined pricing and risk selection. This, coupled with our holdings of less cyclical product lines, has helped us develop flexibility and stability of our business, and has allowed us to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines coupled with a strong underwriting audit function are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and conservative use of policy limits and terms and conditions. Underwriting discipline is at the heart of our operating philosophy.

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
____________________________________________________________________________________________________________
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

A separate policy and process exists for captive reinsurance companies. Generally, these reinsurance companies are established by our clients or our clients have an interest in them. It is generally our policy to obtain collateral equal to the expected losses that may be ceded to the captive. Where appropriate, exceptions to the collateral requirement are granted but only after senior management review.  Specific collateral guidelines and an exception process are in place for ACE USA and Insurance – Overseas General, both of which have credit management units evaluating the captive's credit quality and that of their parent company.  The credit management units, working with actuaries, determine reasonable exposure estimates (collateral calculations), ensure receipt of collateral in an acceptable form, and coordinate collateral adjustments as and when needed.  Currently, financial reviews and expected loss evaluations are performed annually for active captive accounts and as needed for run-off exposures. In addition to collateral, parental guarantees are often used to enhance the credit quality of the captive.

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For additional information refer to “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program” under Item 7, and Note 5 to the Consolidated Financial Statements.
___________________________________________________________________________________________________________
Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We have actuarial staff in each of our segments who regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $105 million at December 31, 2012.

During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR with or without any change in the overall reserve. In addition, the circumstances of individual claims or the application of statistical and actuarial methods to loss experience data may lead to the adjustment of the overall reserves upward or downward from time to time. Accordingly, the ultimate settlement of losses may be significantly greater than or less than reported loss and loss expense reserves.

We have considered asbestos and environmental (A&E) claims and claims expenses in establishing the liability for unpaid losses and loss expenses and have developed reserving methods which consider historical experience as well as incorporate new sources of data to estimate the ultimate losses arising from A&E exposures. The reserves for A&E claims and claims expenses represent management's best estimate of future loss and loss expense payments and recoveries that are expected to develop over the next several decades. We continuously monitor evolving case law and its effect on environmental and latent injury claims, we monitor A&E claims activity quarterly, and we perform a full reserve review annually.

For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2012. Future additions to reserves, if needed, could have a material adverse effect upon our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates - Unpaid losses and loss expenses”, under Item 7 and Note 7 to the Consolidated Financial Statements, under Item 8.

The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 2002-2012, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2012, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The data in the table is presented in accordance with reporting requirements of the SEC. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 2002, in the following example.

The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 2002, a reserve of $12.0 billion, net of reinsurance, had been established.

The upper (paid) triangulation shows the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2003 financial year, $2.7 billion of payments were made on liabilities contemplated in the December 31, 2002, reserve balance. At the end of the 2012 financial year, there were cumulative net payments of $10.2 billion on this block of liabilities.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 2002, are now estimated to be $14.4 billion, rather than the original estimate of $12.0 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $2.4 billion recognized in the ten years since December 31, 2002, $1.3 billion relates to non-latent claims and $1.1 billion relates to latent claims. The deficiency of $2.4 billion was identified and recorded as follows: $182 million deficient in 2003, $1.0 billion deficient in 2004, $262 million deficient in 2005, $313 million deficient in 2006, $362 million deficient in

2007, $49 million deficient in 2008, $9 million deficient in 2009, $25 million redundant in 2010, $84 million deficient in 2011, and $103 million deficient in 2012.

Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last year, we revised our estimate of the December 31, 2002, liabilities from $14.3 billion to $14.4 billion. This adverse development of $103 million will also be included in each column to the right of the December 31, 2002, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2003 to December 31, 2012.

The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2011, of $25.9 billion has, with the benefit of actual loss emergence and hindsight, been revised to $25.4 billion at December 31, 2012.  This favorable movement of $479 million is referred to as prior period development and is the net result of a number of underlying movements both favorable and adverse.  The key underlying movements are discussed in more detail within the “Prior Period Development” section of Item 7.

The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2012, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2012. For example, with respect to the gross unpaid loss and loss expenses of $24.6 billion for December 31, 2002, this gross liability was re-estimated to be $29.9 billion at December 31, 2012, resulting in the cumulative deficiency on the gross liability originally recorded for the 2002 balance sheet year of $5.4 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1996 and prior. The gross deficiency results in a net deficiency of $2.4 billion after consideration of substantial reinsurance coverage that reduces the gross loss; approximately $1.6 billion was covered by reinsurance placed when the risks were originally written and $1.3 billion and $108 million of the remaining insurance coverage has been ceded under the Brandywine NICO Agreement and Westchester NICO Agreement, respectively.

We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table, as conditions and trends that have affected development of the liability in the past may not necessarily recur in the future.  We believe that our current estimates of net liabilities appropriately reflect our current knowledge of the business profile and the prevailing market, social, legal, and economic conditions while giving due consideration to historical trends and volatility evidenced in our markets over the longer term.  The key issues and considerations involved in establishing our estimate of the net liabilities are discussed in more detail within the “Critical Accounting Estimates - Unpaid losses and loss expenses” section of Item 7.

On April 1, 2008, we acquired Combined Insurance. On December 1, 2010, we acquired Jerneh Insurance Berhad. On December 28, 2010, we acquired all of the outstanding common stock of Rain and Hail not previously owned by us. We acquired Penn Millers Holding Corporation (PMHC) and Rio Guayas Compania de Seguros y Reaseguros (Rio Guayas) on November 30, 2011 and December 28, 2011, respectively. On September 18, 2012, we acquired 80 percent of JaPro. The unpaid loss information for these acquired businesses has been included in the table commencing in the year of acquisition.

Analysis of Losses and Loss Expenses Development
	Years Ended December 31
(in millions of U.S. dollars)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Gross unpaid losses	$24,597	$27,083	$31,483	$35,055	$35,517	$37,112	$37,176	$37,783	$37,391	$37,477	$37,946
Net unpaid losses	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547
Net paid losses (cumulative) as of:
1 year later	2,702	2,855	3,293	3,711	4,038	3,628	4,455	4,724	4,657	4,894
2 years later	4,379	4,878	5,483	6,487	6,356	6,092	7,526	7,510	7,281
3 years later	5,817	6,427	7,222	7,998	8,062	8,393	9,690	9,404
4 years later	7,009	7,819	8,066	9,269	9,748	9,949	11,114
5 years later	8,032	8,416	8,920	10,597	10,826	10,951
6 years later	8,390	9,049	9,810	11,428	11,496
7 years later	8,851	9,781	10,478	11,957
8 years later	9,372	10,332	10,859
9 years later	9,872	10,647
10 years later	10,163
Net liability re-estimated as of:
End of year	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547
1 year later	12,170	15,221	17,603	20,446	21,791	22,778	23,653	24,481	24,686	25,396
2 years later	13,215	15,468	17,651	20,366	21,188	22,158	23,127	23,801	24,167
3 years later	13,477	15,732	17,629	19,926	20,650	21,596	22,576	23,363
4 years later	13,790	16,015	17,509	19,589	20,080	21,037	22,184
5 years later	14,152	16,086	17,276	19,258	19,618	20,773
6 years later	14,201	15,994	17,116	19,136	19,584
7 years later	14,210	15,965	17,061	19,180
8 years later	14,185	15,990	17,167
9 years later	14,269	16,141
10 years later	14,372
Cumulative redundancy/(deficiency) on net unpaid losses	(2,384)	(1,467)	350	1,278	2,424	2,819	2,057	1,675	1,075	479
Cumulative deficiency related to A&E	(1,053)	(1,053)	(588)	(588)	(536)	(507)	(456)	(373)	(269)	(170)
Cumulative redundancy/(deficiency) excluding A&E	(1,331)	(414)	938	1,866	2,960	3,326	2,513	2,048	1,344	649
Gross unpaid losses	24,597	27,083	31,483	35,055	35,517	37,112	37,176	37,783	37,391	37,477	37,946
Reinsurance recoverable on unpaid losses	12,609	12,409	13,966	14,597	13,509	13,520	12,935	12,745	12,149	11,602	11,399
Net unpaid losses	11,988	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547
Gross liability re-estimated	29,948	31,094	31,850	33,139	32,829	33,884	35,166	36,189	36,418	37,478
Reinsurance recoverable on unpaid losses	15,576	14,953	14,683	13,959	13,245	13,111	12,982	12,826	12,251	12,082
Net liability re-estimated	14,372	16,141	17,167	19,180	19,584	20,773	22,184	23,363	24,167	25,396
Cumulative redundancy/(deficiency) on gross unpaid losses	$(5,351)	$(4,011)	$(367)	$1,916	$2,688	$3,228	$2,010	$1,594	$973	$(1)

The reference to “losses” in the table above refers to losses and loss expenses.

Reconciliation of Unpaid Losses and Loss Expenses

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Gross unpaid losses and loss expenses at beginning of year	$37,477	$37,391	$37,783
Reinsurance recoverable on unpaid losses(1)	(11,602)	(12,149)	(12,745)
Net unpaid losses and loss expenses at beginning of year	25,875	25,242	25,038
Acquisition of subsidiaries	14	92	145
Total	25,889	25,334	25,183
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,132	10,076	8,082
Prior years	(479)	(556)	(503)
Total	9,653	9,520	7,579
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,325	4,209	2,689
Prior years	4,894	4,657	4,724
Total	9,219	8,866	7,413
Foreign currency revaluation and other	224	(113)	(107)
Net unpaid losses and loss expenses at end of year	26,547	25,875	25,242
Reinsurance recoverable on unpaid losses(1)	11,399	11,602	12,149
Gross unpaid losses and loss expenses at end of year	$37,946	$37,477	$37,391

(1)	Net of provision for uncollectible reinsurance.

Net losses and loss expenses incurred for 2012 were $9.7 billion, compared with $9.5 billion in 2011, and $7.6 billion in 2010. Net losses and loss expenses incurred for 2012, 2011, and 2010, includes $479 million, $556 million, and $503 million of net favorable prior period development, respectively. For additional information, refer to the “Prior Period Development” section of Item 7.
___________________________________________________________________________________________________________
Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity, investment quality and diversification. As such, ACE's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage or complex credit structures in our investment portfolio.

The critical aspects of the investment process are controlled by ACE Asset Management, an indirect wholly-owned subsidiary of ACE. These aspects include asset allocation, portfolio and guideline design, risk management and oversight of external asset managers. In this regard, ACE Asset Management:

•	conducts formal asset allocation modeling for each of the ACE subsidiaries, providing formal recommendations for the portfolio's structure;

•	establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets;

•	provides the analysis, evaluation, and selection of our external investment advisors;

•	establishes and develops investment-related analytics to enhance portfolio engineering and risk control;

•	monitors and aggregates the correlated risk of the overall investment portfolio; and

•	provides governance over the investment process for each of our operating companies to ensure consistency of approach and adherence to investment guidelines.

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

ACE Asset Management determines the investment portfolio's allowable, targeted asset allocation and ranges for each of the segments. These asset allocation targets are derived from sophisticated asset and liability modeling that measures correlated histories of returns and volatility of returns. Allowable investment classes are further refined through analysis of our operating environment, including expected volatility of cash flows, potential impact on our capital position, as well as regulatory and rating agency considerations.

The Board has established a Risk & Finance Committee which helps execute the Board's supervisory responsibilities pertaining to enterprise risk management including investment risk. Under the overall supervision of the Risk & Finance Committee, ACE's governance over investment management is rigorous and ongoing. Among its responsibilities, the Risk & Finance Committee of the Board:

•	reviews and approves asset allocation targets and investment policy to ensure that it is consistent with our overall goals, strategies, and objectives;

•	reviews and approves investment guidelines to ensure that appropriate levels of portfolio liquidity, credit quality, diversification, and volatility are maintained; and

•	systematically reviews the portfolio's exposures including any potential violations of investment guidelines.

We have long-standing global credit limits for our entire portfolio across the organization and for individual obligors. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer.

Within the guidelines and asset allocation parameters established by the Risk & Finance Committee, individual investment committees of the segments determine tactical asset allocation. Additionally, these committees review all investment-related activity that affects their operating company, including the selection of outside investment advisors, proposed asset allocations changes, and the systematic review of investment guidelines.

For additional information regarding the investment portfolio, including breakdowns of the sector and maturity distributions, refer to Note 3 to the Consolidated Financial Statements, under Item 8.

____________________________________________________________________________________________________________
Regulation
Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which ACE operates are subject to change and are regularly monitored.

Group Supervision
In September 2012, pursuant to recently enacted legislation passed in the state of Pennsylvania, U.S., based on the Model Insurance Holding Company System Regulatory Act (model law) adopted by the National Association of Insurance Commissioners (NAIC), the Pennsylvania Insurance Department (Department), in consultation with other insurance regulatory bodies that oversee ACE's insurance activities, convened the first ACE Group Supervisory College (College).  Regulators from approximately 15 jurisdictions worldwide were invited to participate in the College, the purpose of which was to initiate establishment of, and to clarify the membership, participation, functionality, and ongoing activities in, the College with respect to group-wide supervision of ACE.  Representatives from approximately 10 jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed, without adverse comment, information on our group governance, risk assessment and management, capital adequacy, and material intercompany transactions.  On October 19, 2012, the Department, in cooperation with the other supervisory college regulators, published a notice of its determination that it is the appropriate group-wide supervisor for ACE.

The following is an overview discussion of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority, which we refer to as “FINMA”, has the discretion to supervise ACE on a group-wide basis. However, FINMA issued a letter to us in January 2013 acknowledging the Department's assumption of group supervision over us.

In 2008, we formed ACE Insurance (Switzerland) Limited which offers various insurance covers to small and mid-sized Swiss companies, as well as A&H solutions to individuals. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to other ACE entities. Both companies are licensed and governed by FINMA.

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

Our U.S. insurance subsidiaries are required to file detailed annual and quarterly reports with state insurance regulators. In addition, our U.S. insurance subsidiaries' operations and financial records are subject to examination at regular intervals by state regulators.

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. All transactions within a holding company system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system. In addition, certain transactions may not be consummated without the department's prior approval.

Statutory surplus is an important measure used by the regulators and rating agencies to assess our U.S. insurance subsidiaries' ability to support business operations and provide dividend capacity. Our U.S. insurance subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid without prior approval from regulatory authorities. These restrictions differ by state, but are generally based on calculations incorporating statutory surplus, statutory net income, and/or investment income.

The NAIC has a risk-based capital requirement for P&C insurance companies. This risk-based capital formula is used by many state regulatory authorities to identify insurance companies that may be undercapitalized and which merit further regulatory attention. These requirements are designed to monitor capital adequacy using a formula that prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholder surplus to its minimum capital requirement will determine whether any state regulatory action is required. There are progressive risk-based capital failure levels that trigger more stringent regulatory action. If an insurer's policyholders' surplus falls below the Mandatory Control Level (70 percent of the Authorized Control Level, as defined by the NAIC), the relevant insurance commissioner is required to place the insurer under regulatory control. However, an insurance commissioner may allow a P&C company operating below the Mandatory Control Level that is writing no business and is running off its existing business to continue its run-off. Brandywine is running off its liabilities consistent with the terms of an order issued by the Insurance Commissioner of Pennsylvania. This includes periodic reporting obligations to the Department.

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

From time to time, ACE and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting and non-traditional or loss mitigation insurance products. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to ACE's U.S. operations and businesses. We cannot assure that changes in laws or investigative or enforcement activities in the various states in the U.S. will not have a material adverse impact on our financial condition, results of operations, or business practices. More information on insurance industry investigations, including settlement agreements and related matters, is set forth in Note 10 to the Consolidated Financial Statements, under Item 8.

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

Our Bermuda domiciled insurance subsidiaries must prepare annual statutory financial statements and file them with the BMA, and certain subsidiaries must file audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financials are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements and are distinct from the financial statements prepared for presentation to an insurer's shareholders under the Companies Act 1981 of Bermuda (the Companies Act). These ACE subsidiaries are required to give detailed information and analyses regarding premiums, claims, reinsurance and investments.

Under the new regulatory framework, the BMA has promulgated the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008 (the Order) which, inter alia, mandates that a Class 4 insurer's Enhanced Capital Requirement (ECR) be calculated by either (a) the model set out in Schedule 1 to the Order, or (b) an internal capital model which the BMA has approved for use for this purpose. ACE's Bermuda Class 4 insurance subsidiaries use the BMA model in calculating their solvency requirements.

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

The new risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model (termed the Bermuda Solvency Capital Requirement (BSCR)) as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take account of catastrophe risk exposure. In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk based capital approach, the BMA requires that insurers operate at or above a threshold capital level (termed the Target Capital Level (TCL)), which exceeds the BSCR or approved internal model minimum amounts.

These capital requirements require that Class 4, 3B and 3A insurers hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120 percent of ECR. The BMA also has a degree of discretion enabling it to impose ECR on insurers in particular cases, for instance where an insurer falls below the TCL. While they must calculate its ECR annually by reference to either the BSCR or an approved internal model, Class 4 and 3B insurers must also ensure that, at all times, its ECR is at least equal to minimum solvency margins as prescribed on the regulations. Similar rules now apply to Class E and 3A long term insurers, but they are being phased in over three years.

Under the Insurance Act, Class 4, 3B and 3A insurers are prohibited from declaring or paying any dividends of more than 25 percent of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends, it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, Class 4, 3B and E insurers must obtain the BMA's prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15 percent or more. Furthermore, under the Companies Act, the Bermuda insurance subsidiaries may only declare and pay a dividend from retained earnings, and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Other International Operations
The extent of insurance regulation varies significantly among the countries in which the non-U.S. ACE operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, the type and extent of the requirements differ substantially. For example:

•	in some countries, insurers are required to prepare and file quarterly financial reports, and in others, only annual reports;

•	some regulators require intermediaries to be involved in the sale of insurance products, whereas other regulators permit direct sales contact between the insurer and the customer;

•	the extent of restrictions imposed upon an insurer's use of local and offshore reinsurance vary;

•	policy form filing and rate regulation vary by country;

•	the frequency of contact and periodic on-site examinations by insurance authorities differ by country; and

•	regulatory requirements relating to insurer dividend policies vary by country.

Significant variations can also be found in the size, structure, and resources of the local regulatory departments that oversee insurance activities. Certain regulators prefer close relationships with all subject insurers and others operate a risk-based approach.

ACE operates in some countries through subsidiaries and in some countries through branches of subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain ACE companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, data privacy and protection program requirements, and foreign exchange controls. ACE's international companies are also subject to multinational application of certain U.S. laws.

There are various regulatory bodies and initiatives that impact ACE in multiple international jurisdictions and the potential for significant impact on ACE could be heightened as a result of recent industry and economic developments. In particular, the European Union's (EU) executive body, the European Commission, is implementing new capital adequacy and risk management regulations for the European insurance industry, known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current Solvency I requirements. The Solvency II requirements are expected to be effective January 1, 2016.

Under Solvency II, it is possible that a U.S. domiciled parent company of a subsidiary domiciled in the EU could be subject to certain requirements if determined by the regulator that its subsidiary's capital position is dependent on the U.S. parent company that is not subject to requirements deemed to be ''equivalent'' to Solvency II. While it is not certain how or if these actions will impact ACE, we do not currently expect that our capital management strategies, results of operations and financial condition will be materially affected by the Solvency II requirements.

____________________________________________________________________________________________________________
Enterprise Risk Management
As an insurer, ACE is in the business of profitably managing risk for its customers. Since risk management must permeate an organization conducting a global insurance business, we have an established Enterprise Risk Management (ERM) framework that is integrated into management of our businesses and is led by ACE's senior management. As a result, ERM is a part of the day-to-day management of ACE and its operations.
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

ACE's Enterprise Risk Management Board (ERMB) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage insurance risk, financial risk, strategic risk, and operational risk. The ERMB is chaired by ACE's Chief Risk Officer and Chief Actuary. The ERMB meets at least monthly, and is comprised of ACE's most senior executives, in addition to the Chair, including the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Claims Officer, General Counsel, Chairman for Insurance – North America, Chairman for ACE Overseas General, and our Chairman for Global Reinsurance.

Various sources, including the Enterprise Risk Unit (ERU) and Product Boards, provide support to the ERMB. The ERU is responsible for the collation and analysis of two types of information. First, external information that provides insight to the ERMB on risks that might significantly impact ACE's key objectives and second, internal risk aggregations from its business writings and other activities such as investments. The ERU is independent of the operating units and reports to our Chief Risk Officer and Chief Actuary. The Product Boards exist to provide oversight for products that we offer globally. A Product Board currently exists for each of the following products; property/energy, marine, casualty, professional lines, aviation, and political risk. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and guidelines for relevant accumulations.

ACE's Chief Risk Officer and Chief Actuary also reports to the Board's Risk & Finance Committee, which helps execute the Board's supervisory responsibilities pertaining to ERM. The role of the Risk & Finance Committee includes evaluation of the integrity and effectiveness of our ERM procedures, systems, and information; governance on major policy decisions pertaining to risk aggregation and minimization; and assessment of our major decisions and preparedness levels pertaining to perceived material risks. The Audit Committee meets annually and on an as needed basis with the Risk & Finance Committee in order to exercise its duties under New York Stock Exchange Rules.
Others within the ERM structure contribute toward accomplishing ACE's ERM objectives, including regional management, Internal Audit, Compliance, external consultants, and managers of our internal control processes and procedures.
____________________________________________________________________________________________________________
Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 n) to the Consolidated Financial Statements.

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
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. This could impact a variety of our businesses, including both commercial and personal lines products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, drought, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may increase the frequency and severity of natural catastrophes and the resulting losses in the future. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations or financial condition.

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

We have actuarial staff in each of our segments who analyze insurance reserves and regularly evaluate the levels of loss reserves. Any such evaluations could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. Reserves for unpaid losses and loss expenses represent the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprise case reserves and IBNR. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known. As these become apparent, case reserves may be adjusted by allocation from IBNR with or without any change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. At December 31, 2012, these A&E liabilities represented approximately 5.4 percent of our liabilities for losses and loss expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants.

Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes (e.g., greater than anticipated inflation), may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination and our net income will be reduced. If the increase in loss reserves is large enough, we could incur a net loss and a net reduction of our capital.

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
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our insurance operations. We also look to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations or financial condition.

We may be unable to purchase reinsurance, and if we successfully purchase reinsurance, we are subject to the possibility of non-payment.
We purchase reinsurance to protect against catastrophes, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy.   Our reinsurance business also purchases some retrocessional protection.  A retrocessional reinsurance agreement allows a reinsurer to cede to another company all or part of the reinsurance that was originally assumed by the reinsurer. A reinsurer's or retrocessionaire's insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business.  Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2012, we had $12.1 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain of our subsidiaries are liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2012, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $958 million. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations or financial condition.

Our net income may be volatile because certain products sold by our Life business expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.
Our pricing, establishment of reserves for future policy benefits and valuation of life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to market changes, mortality rates, morbidity rates, and policyholder behavior.  The process of establishing reserves for future policy benefits relies on our ability to accurately estimate insured events that have not yet occurred but that are expected to occur in future periods.  Significant deviations in actual experience from assumptions used for pricing and for reserves for future policy benefits could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitant's account values, and assumptions regarding future policyholder behavior. Significant changes in behavior as a result of policyholder reactions to market or economic conditions could be material. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward. Refer to the “Critical Accounting Estimates - Guaranteed living benefits (GLB) derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk - Reinsurance of GLB and GMDB guarantees”, under Item 7A for additional information.

A failure in our operational systems or infrastructure or those of third parties could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information, including in our computer systems and networks. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity of the data we maintain, including that within our information systems, as well as data in third party service provider systems. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and protect our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions and other events that could have security consequences (each a “Security Event”). Like other global companies, we have, from time to time, experienced Security Events, none of which had a material adverse impact on our business, results of operations or financial condition. If additional Security Events occur, these events may jeopardize ACE's or its clients' or counterparties' confidential and other information processed and stored within ACE, and transmitted through its computer systems and networks, or otherwise cause interruptions or malfunctions in ACE's, its clients', its counterparties', or third parties' operations, or result in data loss which could result in significant losses or reputational damage. ACE may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

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
Losses may result from, among other things, fraud, errors, failure to document and secure transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct and the precautions ACE takes to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

We have exposure to counterparties in various industries which may subject us to credit risk.
We have exposure to counterparties through reinsurance and in various industries, including banks, hedge funds and other investment vehicles, and derivative transactions. Many of these transactions expose us to credit risk in the event our counterparty fails to perform its obligations. Even if we are entitled to collateral when a counterparty defaults, such collateral may be illiquid or proceeds from such collateral when liquidated may not be sufficient to recover the full amount of the obligation. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

The integration of acquired companies may not be as successful as we anticipate.
Acquisitions involve numerous risks, including operational, strategic, financial, accounting, legal and tax risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we expected or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.

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
Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. Our financial strength ratings reflect the rating agencies' opinions of our claims paying ability, are not evaluations directed to investors in our securities, and are not recommendations to buy, sell, or hold our securities. If our financial strength ratings are reduced from their current levels by one or more of these rating agencies, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. If one or more of our debt ratings were downgraded, we could also incur higher borrowing costs, and our ability to access the capital markets could be impacted. Additionally, we could be required to post collateral or be faced with the cancellation of policies and resulting premium in certain circumstances. Refer to “Ratings”, under Item 7 for additional information.

We cannot give any assurance regarding whether or to what extent any of the rating agencies may downgrade our ratings in the future.

Loss of Key Executives

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.
Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct or grow our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens and work permit and immigration issues could adversely affect the ability to retain or hire key persons. We do not maintain key person life insurance policies with respect to our employees.

Brokers and Customers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates provided approximately 11 percent of our gross premiums written in 2012. Loss of all or a substantial portion of the business provided by one or more of these brokers could have an adverse effect on our business.

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
We offer high-deductible policies which are provided in such lines of business as workers' compensation, general liability and commercial auto liability; and we also offer fully fronted, matching deductible coverages. Under the terms of these policies, our customers are responsible to reimburse us for an agreed-upon dollar amount per claim and/or an aggregate amount for all covered claims. In nearly all cases we are required under such policies to pay covered claims first, sometimes directly to third-party claimants, and then seek reimbursement for amounts within the applicable deductible from our customers. This obligation subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have an adverse effect on our financial condition and results of operations. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

Liquidity and Investments

Our investment performance may affect our financial results and ability to conduct business.
Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent in individual securities. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct business. We experienced $1.3 billion of pre-tax realized and unrealized gains on our investment portfolio in 2012. The carrying value of our investment portfolio was $60.3 billion at December 31, 2012.

Financial markets events create greater risks relating to impairment of investments.
As a part of our ongoing analysis of our investment portfolio, we are required to assess whether the debt and equity securities we hold for which we have recorded an unrealized loss have been “other-than-temporarily impaired” under GAAP, which implies an inability to recover the full economic benefits of these securities. Refer to Note 3 to the Consolidated Financial Statements for additional information. This analysis requires a high degree of judgment and requires us to make certain assessments about the potential for recovery of the assets we hold. Declines in relevant stock and other financial markets, and other factors impacting the value of our investments, could result in impairments from time to time, and could adversely affect our net income and other financial results.

We may be adversely affected by interest rate changes.
Our operating results are affected by the performance of our investment portfolio. Our investment portfolio contains primarily fixed income investments and may be adversely affected by changes in interest rates. Volatility in interest rates could also have an adverse effect on our investment income and operating results. For example, if interest rates decline, funds reinvested will earn less than the maturing investment. Interest rates are highly sensitive to many factors, including inflation, monetary and fiscal policies, and domestic and international political conditions. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates would generally have an adverse effect on our book value. Our life insurance investments typically focus on longer duration bonds to better match the obligations of this business.  For the life business, policyholder behavior may be influenced by changing interest rate conditions and require a rebalancing of duration to effectively manage our asset/liability position.

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
Our fixed income portfolio is primarily invested in high quality, investment-grade securities. However, we invest a smaller portion of the portfolio in below investment-grade securities. At December 31, 2012, below investment-grade securities comprised approximately 14 percent of our fixed income portfolio. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience default losses in our portfolio, which could adversely affect our net income and book value.

Exchange Rates

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, the yen, the Canadian dollar, and the Australian dollar. At December 31, 2012, approximately 18.9 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Regulatory and Other Governmental Developments

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.
Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries' financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and policyholders and ceding insurance companies, not our shareholders. For example, some jurisdictions have enacted various consumer protection laws that make it more burdensome for insurance companies to sell policies and interact with customers in personal lines businesses. Also, governmental support of individual competitors can lead to increased pricing pressure and a distortion of market dynamics.
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
In July 2010, the U.S. enacted comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which creates a new regulatory regime for financial services companies. Pursuant to the legislation, a Federal Insurance Office (FIO) has been established to focus on systemic risk oversight and to develop federal policy on prudential aspects of international insurance matters. The FIO is conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. While the impact to ACE of the establishment and activity of the FIO is not clear, it is possible that it could have an adverse effect on our business and operations. Moreover, various federal regulatory agencies have proposed and adopted regulations in furtherance of the Dodd-Frank Act provisions and these activities will continue for the foreseeable future, such as the proposed regulations issued by the Financial Stability Oversight Council to identify certain nonbank financial companies to be subject to supervision by the Board of Governors of the Federal Reserve System. To the extent these or other requirements ultimately apply to us when adopted in final form, they could require us to change how we conduct and manage our business and could adversely affect us.  A recent proposed regulation to impose assessments on financial services companies does not, as currently drafted, apply to us, but it is still unclear how and to what extent these requirements might apply to us under final regulations and whether we would have to make material contributions if they were applicable.

The European Union's (EU) executive body, the European Commission, is implementing new capital adequacy and risk management requirements called Solvency II that would apply to our businesses across the EU and are expected to be effective January 1, 2016. ACE businesses are also subject to the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. The current requirements of the Swiss Solvency Tests are subject to revisions resulting from any future Solvency II equivalence requirements. In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the National Association of Insurance Commissioners) to consider changes to insurance company supervision, including with respect to solvency requirements. While it is not certain how or if these actions will impact ACE, we do not currently expect that our capital management strategies, results of operations and financial condition will be materially affected by the Solvency II requirements.

In the event of, or even in the absence of, changes in applicable laws and regulations in particular jurisdictions, we may from time to time face more challenges, or changes in approach to oversight of our business, from our insurance or other regulators, including challenges resulting from the use of information technology that cannot be quickly adjusted to address new regulatory requirements.
We may not be able to comply fully with, or obtain appropriate exemptions from, applicable statutes and regulations and any changes thereto, which could have an adverse effect on our business. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions.

Our operations in developing nations expose us to political developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.
Our international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments including law changes, tax changes, regulatory restrictions, government leadership changes and nationalization of our operations without compensation. Adverse actions in any one country could have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

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

ACE has also been advised by its Swiss counsel that there is no treaty in effect between the U.S. and Switzerland providing for this enforcement and there are grounds upon which Swiss courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as contrary to that nation's public policy.

As a result of the increase in par value of our shares that occurred in connection with our redomestication from the Cayman Islands to Switzerland in July 2008, we have less flexibility with respect to certain aspects of capital management than previously.

As of December 31, 2012, the par value of our Common Shares is CHF 28.89 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Taxation - Shareholders may be subject to Swiss withholding taxes on the payment of dividends” for additional information.

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
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's Board of Directors and executive officers, the acquirer's plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer. Because a person acquiring 10 percent or more of our Common Shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Laws of other jurisdictions in which one or more of our existing subsidiaries are, or a future subsidiary may be, organized or domiciled may contain similar restrictions on the acquisition of control of ACE.

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

Shareholder voting requirements under Swiss law may limit ACE's flexibility with respect to certain aspects of capital management.
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
Our dividends are generally subject to a Swiss federal withholding tax at a rate of 35 percent. The tax must be withheld from the gross distribution, and be paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, (U.S.-Swiss Tax Treaty), may apply for a refund of the tax withheld in excess of the 15 percent treaty rate (or for a full refund in the case of qualifying retirement arrangements). Payment of a dividend in the form of a par value reduction or qualifying capital contribution reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval  for  dividends  to be paid in the form of a reduction of our par value or qualifying capital contribution reserves and, subject to the requirements of our business and applicable law, we currently intend to continue to annually recommend to shareholders that they approve the payment of dividends in such form. We estimate we would be able to pay dividends in the form of a reduction of par value or qualifying contribution reserves capital, and thus exempt from Swiss withholding tax, for approximately 15-20 years following the 2008 redomestication of our holding company ACE Limited from the Cayman Islands to Switzerland. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss tax law or regulations. In addition, we cannot assure that our shareholders will approve a reduction in par value or qualifying capital contributions reserves each year, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future.

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

ACE Limited, our Bermuda-based management and holding company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and our shareholders' investments.
ACE Limited, ACE Group Management & Holdings Ltd. and our non-U.S. subsidiaries, including ACE Bermuda Insurance Ltd., and ACE Tempest Reinsurance Ltd., operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that ACE Limited or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACE Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and our shareholders' investments could be adversely affected.

Acquisition of 10 percent or more of ACE Limited's shares may result in taxation under the "controlled foreign corporation" (CFC) rules.
Under certain circumstances, a U.S. person who owns 10 percent or more of the voting power of a foreign corporation that is a CFC (a foreign corporation in which 10 percent U.S. shareholders own more than 50 percent of the voting power or value of the stock of a foreign corporation or more than 25 percent of a foreign insurance corporation) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such "10 percent U.S. Shareholder's" pro rata share of the CFC's "subpart F income", even if the subpart F income is not distributed to such 10 percent U.S. Shareholder if such 10 percent U.S. Shareholder owns (directly or indirectly through foreign entities) any of our shares on the last day of our fiscal year. Subpart F income of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends, and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC's country of incorporation.

We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power, and other factors, no U.S. person or U.S. partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our subpart F income in income under the CFC rules of U.S. tax law. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case the investment could be adversely affected if 10 percent or more of ACE Limited's stock is owned.

U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII).
If the RPII of any of our non-U.S. insurance subsidiaries (each a "Non-U.S. Insurance Subsidiary") were to equal or exceed 20 percent of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the entire taxable year. This amount is determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company's gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded by an affected U.S. person, their investment could be adversely affected.

U.S. persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.
If ACE Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns any shares of ACE Limited will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case his or her investment could be adversely affected. In addition, if ACE Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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
Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, HR 3157 and S 1693 (which appear to mirror a tax proposal contained in the President's Fiscal Year 2012 and 2013 Budget) were introduced during the last (i.e., 112th) Congress and, if similar legislation were to be enacted, would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies uneconomical regardless of whether or not it is properly priced under the Internationally accepted arms-length standard. Such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

ITEM 1B. Unresolved Staff Comments
There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2. Properties
We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific and the Far East. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda and Philadelphia, U.S. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 10 e) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	58	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	48	Vice Chairman, Chief Operating Officer; Chairman, ACE Overseas General
Philip V. Bancroft	53	Chief Financial Officer
Robert F. Cusumano	56	General Counsel and Secretary
John J. Lupica	47	Chairman, Insurance – North America; President, ACE USA
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
John W. Keogh was appointed Chief Operating Officer of ACE Limited in July 2011 and Vice Chairman of ACE Limited and ACE Group Holdings in August 2010. Mr. Keogh joined ACE as Chief Executive Officer of ACE Overseas General in April 2006 and became Chairman of ACE Overseas General in August 2010. Prior to joining ACE, Mr. Keogh served as Senior Vice President, Domestic General Insurance of AIG, and President and Chief Executive Officer of National Union Fire Insurance Company, AIG's member company that specializes in D&O and fiduciary liability coverages. Mr. Keogh joined AIG in 1986. He served in a number of other senior positions there including as Executive Vice President of AIG's Domestic Brokerage Group and as President and Chief Operating Officer of AIG's Lexington Insurance Company unit.
Philip V. Bancroft was appointed Chief Financial Officer of ACE in January 2002. For nearly twenty years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for 10 years.
Robert F. Cusumano was appointed General Counsel and Secretary of ACE in March 2005. Mr. Cusumano joined ACE from the international law firm of Debevoise & Plimpton LLP, where he was a partner and a member of the firm's Litigation Department from 2003 to 2005. From 1990 to 2003, Mr. Cusumano was a partner with the law firm of Simpson Thacher & Bartlett LLP.
John J. Lupica was appointed Chairman, Insurance – North America, in July 2011. Mr. Lupica also serves as President of ACE USA, a position he has held since 2006. Mr. Lupica had been Chief Operating Officer, Insurance – North America, since 2010. Previously, he served as Division President of ACE Professional Risk and ACE USA Regional Operations. Mr. Lupica joined ACE USA as Executive Vice President of Professional Risk in 2000. Prior to joining ACE, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Shares (known as Ordinary Shares previous to ACE's July 2008 redomestication to Switzerland), with a current par value of CHF 28.89 per share, have been listed on the New York Stock Exchange since March 25, 1993.

Quarterly Stock Information
The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on Common Shares for the periods indicated:

	2012					2011
			Dividends					Dividends
Quarter Ending	High	Low	USD		CHF	High	Low	USD	CHF
March 31	$74.21	$68.98	$0.59	(1)	0.53	$65.74	$60.15	$0.33	0.30
June 30	$77.00	$70.00	$0.49		0.48	$69.35	$63.95	$0.35	0.29
September 30	$77.04	$69.17	$0.49		0.45	$68.38	$58.98	$0.35	0.31
December 31	$81.70	$76.10	$0.49		0.45	$73.33	$59.11	$0.35	0.32
(1) On January 9, 2012, ACE's shareholders approved a dividend resolution that increased the quarterly dividend installments from $0.35 to $0.47 per share for the quarters ended December 31, 2011 and March 31, 2012.  Due to the timing of the approval, the $0.12 per share increase related to the quarter ended December 31, 2011 installment is included in the quarter ended March 31, 2012 dividend amount.

We have paid dividends each quarter since we became a public company in 1993. Following ACE's redomestication to Switzerland in July 2008 through March 31, 2011, dividends were distributed by way of a par value reduction. Subsequent 2011 dividends were distributed from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings under the method approved by our shareholders at the May 2011 annual general meeting. At our May 2012 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2012 annual general meeting in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law.

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

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 14, 2013 was $86.44.

The number of record holders of Common Shares as of February 14, 2013 was 4,164. This is not the actual number of beneficial owners of ACE's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own name.

PART II

Issuer's Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan**
October 1 through October 31	7,864	$77.71	$461 million
November 1 through November 30	5,173	$77.46	$461 million
December 1 through December 31	5,653	$79.33	$461 million
Total	18,690
* This column includes activity related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.
** Refer to Note 11 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. No shares were repurchased during the three months ended December 31, 2012 as part of the publicly announced plan. The $461 million of remaining authorizations at December 31, 2012 expire December 31, 2013. For the period January 1, 2013 through February 27, 2013, we repurchased 1,746,123 Common Shares for a total of $149 million in a series of open market transactions. As of February 27, 2013, $312 million in share repurchase authorizations remained through December 31, 2013.

PART II

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on ACE's Common Shares from December 31, 2007, through December 31, 2012, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2008, 2009, 2010, 2011, and 2012, of a $100 investment made on December 31, 2007, with all dividends reinvested.

$150
$125
$100
$75
$50
$100
$100
$100
$87
$63
$71
$85
$80
$79
$108
$92
$86
$123
$94
$86
$145
$109
$104
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
ACE Limited
S&P 500 Index
S&P 500 P&C Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
ACE Limited	$100	$87	$85	$108	$123	$145
S&P 500 index	$100	$63	$80	$92	$94	$109
S&P 500 P&C index	$100	$71	$79	$86	$86	$104

ITEM 6. Selected Financial Data
The following table sets forth selected consolidated financial data of ACE as of and for each of the five years ended December 31, 2012. These selected financial and other data should be read in conjunction with the consolidated financial statements and related Notes and with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.
Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Prior year amounts and ratios contained within this report have been adjusted to reflect this adoption. Refer to Note 1 to the Consolidated Financial Statements for additional information.

(in millions of U.S. dollars, except for share data and percentages)	2012	2011	2010	2009	2008
Operations data:
Net premiums earned – excluding Life segment	$13,761	$13,528	$11,875	$11,710	$11,987
Net premiums earned – Life segment	1,916	1,859	1,629	1,530	1,216
Total net premiums earned	15,677	15,387	13,504	13,240	13,203
Net investment income	2,181	2,242	2,070	2,031	2,062
Net realized gains (losses):
Net OTTI losses recognized in income	(37)	(50)	(59)	(397)	(1,064)
Net realized gains (losses) excluding OTTI losses	115	(745)	491	201	(569)
Total net realized gains (losses)	78	(795)	432	(196)	(1,633)
Losses and loss expenses	9,653	9,520	7,579	7,422	7,603
Policy benefits	521	401	357	325	399
Policy acquisition costs and administrative expenses	4,542	4,540	4,218	3,966	3,887
Interest expense	250	250	224	225	230
Other (income) expense	(6)	81	(10)	93	(36)
Income tax expense	270	502	553	521	367
Net income	2,706	1,540	3,085	2,523	1,182
Dividends on Preferred Shares	—	—	—	—	(24)
Net income available to holders of Common Shares	$2,706	$1,540	$3,085	$2,523	$1,158
Diluted earnings per share (1)	$7.89	$4.52	$9.04	$7.47	$3.46
Balance sheet data (at end of period):
Total investments	$60,264	$55,676	$51,407	$46,515	$39,715
Cash	615	614	772	669	867
Total assets	92,545	87,321	83,216	77,864	71,967
Net unpaid losses and loss expenses	26,547	25,875	25,242	25,038	24,241
Net future policy benefits	4,229	4,025	2,825	2,710	2,645
Long-term debt	3,360	3,360	3,358	3,158	2,806
Trust preferred securities	309	309	309	309	309
Total liabilities	65,014	62,989	60,381	58,313	57,611
Shareholders' equity	27,531	24,332	22,835	19,551	14,356
Book value per share	$80.90	$72.22	$68.17	$58.10	$43.02
Selected data
Loss and loss expense ratio (2)	65.7%	66.0%	59.4%	58.9%	60.7%
Underwriting and administrative expense ratio (3)	28.2%	28.7%	30.9%	29.4%	28.9%
Combined ratio (4)	93.9%	94.7%	90.3%	88.3%	89.6%
Net loss reserves to capital and surplus ratio (5)	111.8%	122.9%	122.9%	141.9%	187.3%
Weighted-average shares outstanding – diluted	342,746,950	340,780,224	341,246,387	337,539,294	334,606,237
Cash dividends per share	$2.06	$1.38	$1.30	$1.19	$1.09

(1)	Diluted earnings per share is calculated by dividing Net income available to holders of Common Shares by weighted-average shares outstanding – diluted.

(2)
The loss and loss expense ratio is calculated by dividing Losses and loss expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Losses and loss expenses for the Life segment were $611 million, $593 million, $528 million, $532 million, and $341 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(3)
The underwriting and administrative expense ratio is calculated by dividing the Policy acquisition costs and administrative expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Policy acquisition costs and administrative expenses for the Life segment were $662 million, $656 million, $552 million, $525 million, and $423 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(4)	The combined ratio is the sum of loss and loss expense ratio and the underwriting and administrative expense ratio.

(5)	The net loss reserves to capital and surplus ratio is calculated by dividing the sum of the Net unpaid losses and loss expenses and Net future policy benefits by Shareholders' equity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and related Notes, under Item 8 of this Form 10-K.
All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.
Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. Prior year amounts and ratios contained in this report have been adjusted to reflect the impact of retrospective adjustments as a result of applying this new accounting guidance.
In addition, effective January 1, 2012, we reclassified prior years segment operating results in order to conform to certain organizational realignments.  These realignments resulted in a transfer of operating revenue and underwriting results of our international direct-marketed and credit life businesses from the Insurance – Overseas General segment to the Life segment. These realignments have no impact on consolidated operating results; however, prior years segment operating results and ratios contained in this report have been adjusted to conform to the current year presentation.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

•
developments in global financial markets, including changes in interest rates, stock markets, and other financial markets, increased government involvement or intervention in the financial services industry, the cost and availability of financing, and foreign currency exchange rate fluctuations (which we refer to in this report as foreign exchange and foreign currency exchange), which could affect our statement of operations, investment portfolio, financial condition, and financing plans;

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

•
changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale fixed maturity investments before their anticipated recovery;

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

____________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, are a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global P&C insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At December 31, 2012, we had total assets of $93 billion and shareholders’ equity of $28 billion.
We operate through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life.
The Insurance – North American segment includes retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, ACE Agriculture, and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management, loss control and engineering programs, specialty commercial P&C and A&H coverages to personal lines homeowners, automobile liability, valuables, and marine coverages. Our wholesale and specialty products include excess and surplus property, D&O, professional liability, surety, inland marine, specialty property, specialty casualty, environmental, medical liability, political risk, captive programs, comprehensive multiple peril crop, crop-hail, farm P&C, and other agribusiness insurance products. On November 30, 2011, ACE Agriculture expanded its business through the acquisition of Penn Millers Holding Corporation (PMHC). The consolidated financial statements include the results of PMHC from the acquisition date.
The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H business of Combined Insurance (Combined); and the wholesale insurance business of ACE Global Markets (AGM). ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O and professional liability, specialty personal lines, and energy products. Our international A&H business primarily focuses on personal accident and supplemental medical. AGM offers specialty products including aviation, marine, financial lines, energy, and political risk. On September 18, 2012, we acquired 80 percent of PT Asuransi Jaya Proteksi (JaPro) and on January 3, 2013 our local partner acquired the remaining 20 percent. Refer to Note 2 to the Consolidated Financial Statements for additional information. The acquisition of JaPro diversified our business in Indonesia with a well-established personal lines insurance franchise, and expanded the potential for A&H and commercial P&C businesses. The consolidated financial statements include the results of JaPro from the acquisition date.
The Global Reinsurance segment represents our reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of AGM. Global Reinsurance provides solutions for customers ranging from small commercial insureds to multinational ceding companies. Global Reinsurance offers products such as property and workers’ compensation catastrophe, D&O, professional liability, specialty casualty and specialty property.
The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life expanded its business through the February 1, 2011 acquisition of New York Life's Korea operations and the April 2, 2011 acquisition of New York Life's Hong Kong operations. The consolidated financial statements include the results of these acquired businesses from the acquisition dates.
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

Our insurance and reinsurance operations generate gross revenues from two principal sources: premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs, and administrative expenses. Invested assets are substantially held in liquid, investment grade fixed income securities of relatively short duration. Claims payments in any short-term period are highly unpredictable due to the random nature of loss events and the timing of claims awards or settlements. The value of investments held to pay future claims is subject to market forces such as the level of interest rates, stock market volatility, and credit events such as corporate defaults. The actual cost of claims is also volatile based on loss trends, inflation rates, court awards, and catastrophes. We believe that our cash balance, our highly liquid investments, credit facilities, and reinsurance protection provide sufficient liquidity to meet unforeseen claim demands that might occur in the year ahead. Refer to “Liquidity” and “Capital Resources” for additional information

During 2012, we announced that we reached definitive agreements to acquire Fianzas Monterrey, a leading surety lines company in Mexico, as well as ABA Seguros, a P&C insurer in Mexico that provides automobile, homeowners, and small business coverages. These transactions, which are subject to regulatory approvals and other customary closing conditions, are expected to be completed in the first half of 2013. Refer to Note 2 to the Consolidated Financial Statements for additional information.

________________________________________________________________________________________________________________
Financial Highlights for the Year Ended December 31, 2012

•	Net income increased 75.6 percent to $2.7 billion.

•	Total company net premiums written increased 4.6 percent and 6.0 percent on a constant-dollar basis.

•	P&C combined ratio was 93.9 percent compared with 94.7 percent in 2011.

•	P&C expense ratio was 28.2 percent compared with 28.7 percent in 2011.

•	The current accident year P&C combined ratio was 97.4 percent compared with 98.8 percent in 2011.

•
Favorable prior period development was $479 million, representing 3.5 percentage points of the combined ratio. This compares to favorable prior period development of $556 million in 2011, representing 4.1 percentage points of the combined ratio.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $638 million and $495 million, respectively, which included Superstorm Sandy losses of $502 million and $393 million, respectively. This compares to pre-tax and after-tax catastrophe losses including reinstatement premiums of $899 million and $767 million, respectively, in 2011.

•	Operating cash flow was $4.0 billion compared with $3.5 billion in 2011.

•	Net investment income decreased 2.8 percent to $2.2 billion.

•	Net realized losses from derivative accounting related to variable annuity reinsurance were $126 million compared to $783 million in 2011.
Our underwriting performance reflects numerous factors, including an improved price environment in the U.S.; global business growth in Asia, Latin America, and Europe; balanced product spread among commercial P&C, specialty P&C, A&H, personal lines, and life; and a continuing focus on underwriting and marketing discipline through the use of data analytics and portfolio management that complements a strong underwriting culture. Our commercial and specialty P&C business grew in the U.S., Asia, and Latin America and, more modestly, in Europe. Our A&H insurance business grew globally in constant dollars and we expect that growth to increase throughout 2013. We also expect our commercial P&C business in the U.S. to continue to benefit from an improving price environment. In addition, we believe certain casualty lines will benefit from price increases in 2013 while property pricing will likely flatten as the year progresses. During the year, we committed or deployed capital to acquisitions in regions of the world that are expected to enhance our growth and diversification strategies. These acquisitions, along with a strong U.S. pricing environment, strong retention rates, and new business activities are expected to result in profitable growth in 2013.
____________________________________________________________________________________________________
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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At December 31, 2012, our gross unpaid loss and loss expense reserves were $37.9 billion and our net unpaid loss and loss expense reserves were $26.5 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $105 million at December 31, 2012 and $94 million at December 31, 2011.

The table below presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2012			December 31, 2011
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$37,477	$11,602	$25,875	$37,391	$12,149	$25,242
Losses and loss expenses incurred	13,927	4,274	9,653	12,845	3,325	9,520
Losses and loss expenses paid	(13,783)	(4,564)	(9,219)	(12,780)	(3,914)	(8,866)
Other (including foreign exchange translation)	311	87	224	(103)	10	(113)
Losses and loss expenses acquired	14	—	14	124	32	92
Balance, end of year	$37,946	$11,399	$26,547	$37,477	$11,602	$25,875

(1)	Net of provision for uncollectible reinsurance.
The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.
The following table presents our total reserves segregated between case reserves (includes loss expense reserves) and IBNR reserves:

	December 31, 2012			December 31, 2011
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,804	$5,406	$11,398	$17,143	$5,681	$11,462
IBNR reserves	21,142	5,993	15,149	20,334	5,921	14,413
Total	$37,946	$11,399	$26,547	$37,477	$11,602	$25,875

The following table segregates loss reserves by three broad line of business groupings: property and all other, casualty, and A&H (or personal accident). In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses.

	December 31, 2012			December 31, 2011
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net

Property and all other
Case reserves	$3,274	$1,551	$1,723	$3,267	$1,258	$2,009
Loss expenses	191	39	152	222	48	174
IBNR reserves	2,511	1,007	1,504	2,188	892	1,296
Subtotal	5,976	2,597	3,379	5,677	2,198	3,479

Casualty
Case reserves	9,017	2,366	6,651	8,907	2,396	6,511
Loss expenses	3,821	1,337	2,484	4,165	1,849	2,316
IBNR reserves	17,973	4,743	13,230	17,451	4,811	12,640
Subtotal	30,811	8,446	22,365	30,523	9,056	21,467

A&H
Case reserves	471	105	366	555	126	429
Loss expenses	30	8	22	27	4	23
IBNR reserves	658	243	415	695	218	477
Subtotal	1,159	356	803	1,277	348	929

Total
Case reserves	12,762	4,022	8,740	12,729	3,780	8,949
Loss expenses	4,042	1,384	2,658	4,414	1,901	2,513
IBNR reserves	21,142	5,993	15,149	20,334	5,921	14,413
Total	$37,946	$11,399	$26,547	$37,477	$11,602	$25,875
The judgments used to estimate unpaid loss and loss expense reserves require different considerations depending upon the individual circumstances underlying the insured loss. For example, the reserves established for high excess casualty claims, A&E claims, claims from major catastrophic events, or the IBNR for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results, adversely if our estimates increase and favorably if our estimates decrease. The potential for variation in loss reserves is impacted by numerous factors, which we discuss below.
We establish loss and loss expense reserves for our claims liabilities for all insurance and reinsurance business that we write. For those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, our claims personnel establish case reserves as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance's claims department (refer to “Assumed reinsurance” below). In respect of those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR.
We have actuarial staff within each of our business units who analyze loss reserves and regularly project estimates of ultimate losses and the corresponding indications of the required IBNR reserve. Note that losses include loss expenses for the purposes of this discussion. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of losses for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may pertain to the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, and industry data as appropriate. The estimate of the required IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.
Typically, for each product line, one or more standard actuarial reserving methods may be used to estimate ultimate losses and loss expenses, and from these estimates, a single actuarial central estimate is selected. Exceptions to the use of standard actuarial projection methods occur for individual claims of significance that require complex legal, claims, and actuarial analysis and judgment (for example, A&E account projections or high excess casualty/professional lines accounts in litigation) or for product lines where the nature of the claims experience and/or availability of the data prevent application of such standard methods. In addition, claims arising from certain catastrophic events require evaluations that do not utilize standard actuarial loss projection methods but are based upon our exposure at the time of the event and the circumstances of the catastrophe and its post-event impact.
Standard actuarial reserving methods
The standard actuarial reserving methods may include, but are not limited to, expected loss ratio, paid and reported loss development, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short- and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2012 results. In addition to these standard methods, we may use other recognized actuarial methods and approaches depending upon the product line characteristics and available data. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, the historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may subdivide product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or elements of program structure such as attachments or limits), project ultimate losses for these homogeneous groups and then combine the results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred - “accident year” or “report year”, for example) and annual or quarterly development periods. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year and second, the expected loss ratio for each origin year.
The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for intervening rate changes, premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations for the product line and external environment as noted above. The expected loss ratio for a given origin year is initially established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used as the basis for the actuarial central estimate for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to serve as the principal basis for the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions such as the assessment of prior year loss ratios, loss trend, or premium rate changes differ from the original assumptions.
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
The Bornhuetter-Ferguson method is essentially a combination of the expected loss ratio method and the loss development method, where the loss development method is given more weight as the origin year matures. This approach allows a logical transition between the expected loss ratio method which is generally utilized at earlier maturities and the loss development methods which are typically utilized at later maturities. We usually apply this method using reported loss data although paid data may be used.
The applicability of actuarial methods will also be impacted by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary insurance or working layer reinsurance, the experience tends to be more frequency driven. For these product types, standard actuarial methods generally work well in determining loss reserve levels, as the loss experience is often credible, given a sufficient history and volume of claims experience. In the case of high attachment points typical of excess insurance or excess of loss reinsurance, the experience tends to be severity driven, as only a loss of significant size will enter the layer. For these product lines, it typically takes longer for loss experience to gain credibility, which adds uncertainty to the estimates derived from standard actuarial methods. For products such as our assumed reinsurance business, we typically supplement the standard actuarial methods with an analysis of each contract's terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers. This approach is also used for structured or unique contracts.
Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date. We perform an actuarial reserve review for each product line at least once a year. At the conclusion of each review, we establish an actuarial central estimate. The process to select the actuarial central estimate, when more than one estimate is available, may differ across product lines. For example, an actuary may base the central estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates for different projection techniques will depend upon the product line, the underwriting circumstances, and the maturity of the loss emergence. For a well-established product line with sufficient volume and history, the actuarial central estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods. However, for a new long-tail product line for which we have limited data and experience or a rapidly growing line, the emerging loss experience may not have sufficient credibility to allow selection of loss development or Bornhuetter-Ferguson methods and reliance may be placed upon the expected loss ratio method until the experience matures and becomes credible.
Management's best estimate is developed from the actuarial central estimate after collaboration with actuarial, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing and approving the estimate to be used as management's best estimate. Reserves are further reviewed by ACE's Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to be the best estimate of ultimate loss settlements and is determined based on consideration of a number of factors in addition to the actuarial central estimate, including but not limited to:

•	segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

•	extent of internal historical loss data, and industry information where required;

•	historical variability of actual loss emergence compared with expected loss emergence;

•	perceived credibility of emerged loss experience;

•	rate monitor information for new and renewal business;

•	impact of applicable reinsurance recoveries; and

•	nature and extent of underlying assumptions.

Management does not build in any specific provision for uncertainty.
We do not calculate ranges of loss reserve estimates for our individual loss reserve studies. Such ranges are generally not a true reflection of the potential difference between loss reserves estimated at the balance sheet date and the ultimate settlement value of losses. This is due to the fact that an actuarial range is developed based on known events as of the valuation date whereas actual prior period development reported in subsequent consolidated financial statements relates in part to events and circumstances that were unknown as of the original valuation date. While we believe that our recorded reserves are reasonable and represent management's best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.3 billion and represents five percent of shareholders' equity at December 31, 2012. Historically, including A&E reserve charges, our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expenses Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.
We perform internal loss reserve studies for all product lines at least once a year according to a schedule that is established at the start of the calendar year. In addition, each quarter for most product lines, we review the emergence of actual losses relative to expectations. If warranted from findings in loss emergence tests, we may alter the timing of our product line reserve studies. Finally, loss reserve studies are performed annually by external third-parties and the findings are used to test the reasonableness of our internal findings.
The time period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim-tail”. The following is a discussion of specific reserving considerations for both short-tail and long-tail product lines. In this section, we reference the nature of recent prior period development to give a high-level understanding of how these considerations translate through the reserving process into financial decisions. Refer to the "Prior Period Development" section below for additional information on prior period development.
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
For the 2012 origin year, the short-tail line loss reserves were typically established for the non-catastrophe exposures using a combination of the expected loss ratio method and methods that incorporate actual loss emergence. As the year progressed, we also adjusted these reserves for large non-catastrophe loss activity that we considered to be greater or less than the historical averages. Reserves were also established for losses that arose on catastrophe activity during 2012 using the approach described above. The underlying calculation for the non-catastrophe losses requires initial expected loss ratios by product line adjusted for actual experience during the 2012 calendar year. As previously noted, the derivation of initial loss ratios incorporates actuarial projections of prior years' losses, past and expected future loss and exposure trends, rate adequacy for new and renewal business, and ceded reinsurance coverage and costs. We also considered our view of the impact of terms and conditions and the market environment, which by their nature tend to be more subjective relative to other factors. Since there is some degree of random volatility of non-catastrophe loss experience from year to year, we considered average loss experience over several years when developing loss estimates for the current accident year. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years.
In terms of prior accident years, the bulk of the changes made in the 2012 calendar year arose from origin years 2008 through 2010. Specifically, the Insurance – North American, Insurance – Overseas General, and Global Reinsurance segments experienced $115 million, $105 million, and $29 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence rather than any significant changes to underlying actuarial assumptions such as loss development patterns. In the Insurance – North American and Insurance – Overseas General segments, these prior period movements were primarily the result of changes to the ultimate loss estimates for origin years 2008 through 2010. In the Global Reinsurance segment, the prior period movements were primarily the result of changes to the ultimate loss estimates for origin years 2007 through 2010.
For further analysis of changes in assumptions related to short-tail prior accident year reserves during calendar year 2012, refer to the “Prior Period Development” section below.

Long-tail business
Long-tail business describes lines of business for which specific losses may not be known/reported for some period and for which claims can take significant time to settle/close. This includes most casualty lines such as general liability, D&O, and workers' compensation. There are various factors contributing to the uncertainty and volatility of long-tail business. Among these are:

•
Our historical loss data and experience is sometimes too immature and lacking in credibility to rely upon for reserving purposes. Where this is the case, in our reserve analysis we may utilize industry loss ratios or industry benchmark development patterns that we believe reflect the nature and coverage of the underwritten business and its future development, where available. For such product lines, actual loss experience may differ from industry loss statistics as well as loss experience for previous underwriting years;

•	The inherent uncertainty around loss trends, claims inflation (e.g., medical and judicial) and underlying economic conditions;

•
The inherent uncertainty of the estimated duration of the paid and reported loss development patterns beyond the historical record requires that professional judgment be used in the determination of the length of the patterns based on the historical data and other information;

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
For those long-tail product lines that are less claim frequency and more claim severity oriented, such as professional lines and high excess casualty, we placed more reliance upon expert legal and claims review of the specific circumstances underlying reported cases rather than loss development patterns. Where appropriate, we then supplemented this with loss development and Bornhuetter-Ferguson approaches to provide for claims that have been reported but are too immature to develop individual claims estimates and also to provide for pure IBNR. The assumptions used for these lines of business are updated over time to reflect new claim and legal advice judged to be of significance.
For the 2012 origin year, loss reserves were typically established through the application of individual product line expected loss ratios that contemplated assumptions similar in nature to those noted in the short-tail line discussion. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length and volume of history and homogeneity afford credibility. For those portfolios where we feel that our data lacks credibility, our assumptions may judgmentally utilize industry loss trends and development patterns. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2012 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines.
The process to develop 2012 origin year reserves for our long-tail casualty business relies heavily on prior origin year estimates of ultimate and historical loss ratios adjusted to current rate and loss trend levels. When estimating the ultimate loss levels for these prior origin years for the major long-tail lines in Insurance – North American, Insurance – Overseas General, and Global

Reinsurance no changes of significance were made to the loss development patterns, however, we have revised historical loss and exposure trend assumptions to reflect emerged frequency and severity trends observed in both our internal data and available industry data. In general, this has resulted in lower historical loss trend assumptions. While we have not assumed that these reduced loss trends continued in 2012, we have reflected this information in the process to derive expected loss ratio assumptions from historical data adjusted to 2012 origin year levels.
For long-tail portfolios where actual loss emergence in calendar year 2012 was lower than expected for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. However, for certain product lines with early loss emergence on more recent origin years that was greater than expected, we did respond since we believe that such adverse emergence is generally significant relative to the loss emergence pattern assumptions (e.g., origin years 2009 through 2011 for casualty and financial lines in Insurance – Overseas General). Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. The reserve actions that we took in 2012 are discussed further below and in the section entitled “Prior Period Development”.
For more mature origin years, typically 2008 and prior, we gave meaningful weight to indicated ultimates derived from methods that rely on the paid and reported loss development patterns based on historical experience where sufficient credibility existed. This is consistent with our historical approach of allowing favorable loss emergence sufficient time to be reliably established before assigning it full credibility. For those lines where the historical experience lacked credibility, we placed reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). In such cases, the assumptions used to project ultimate loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible.
The prior period development in 2012 for long-tail lines of business comprised several main components. First, we experienced favorable prior period development on a number of product lines where actual loss emergence was lower than expected and/or increased weighting was given to experience-based methods as relevant origin years mature (typically 2008 and prior). In particular, this included umbrella and excess casualty business, D&O, and medical risk operations product lines in Insurance – North American principally in origin years 2006 and 2007 ($197 million favorable), casualty and financial lines in Insurance – Overseas General for origin years 2008 and prior ($150 million favorable), and origin years 2008 and prior for long-tail product lines in Global Reinsurance ($54 million favorable). Second, we experienced adverse development on 2009 and subsequent years in casualty and financial lines in Insurance – Overseas General ($29 million) principally arising from specific circumstances on certain larger claims and on 2006 and subsequent years in non-medical professional liability in Global Reinsurance ($34 million) principally due to higher than expected loss emergence. Third, we experienced adverse development from Insurance – North American inactive product lines including Westchester and Brandywine run-off operations ($168 million). The causes for the Westchester and Brandywine operations are described further below.

For further analysis of changes in assumptions related to long-tail prior accident year reserves during calendar year 2012, refer to the “Prior Period Development” section below.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2012, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for the company's current exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $344 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of 9.4 percent relative to recorded net loss and loss expense reserves of approximately $3.6 billion.

The reserve portfolio for our ACE Bermuda operations contains exposure to predominantly high excess liability coverage on an occurrence-first-reported basis (typically with attachment points in excess of $325 million and gross limits of up to $150 million) and D&O and other professional liability coverage on a claims-made basis (typically with attachment points in excess of $125 million and gross limits of up to $75 million). Due to the layer of exposure covered, the expected frequency for this book is very low. As a result of the low frequency/high severity nature of the book, a small difference in the actual vs. expected claim frequency, either positive or negative, could result in a material change to the projected ultimate loss if such change in claim frequency was related to a policy where close to maximum limits were deployed.

Insurance – Overseas General
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation.  Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates.  Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments.  For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2010 and prior by approximately $280 million. This represents an impact of 11.8 percent relative to recorded net loss and loss expense reserves of approximately $2.4 billion.
Global Reinsurance
Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take up to 30 years to fully develop.  This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $372 million. This represents an impact of 27.4 percent relative to recorded net loss and loss expense reserves of approximately $1.4 billion.

Assumed reinsurance
At December 31, 2012, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $930 million of case reserves and $1.5 billion of IBNR. In comparison, at December 31, 2011, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.5 billion, consisting of $886 million of case reserves and $1.6 billion of IBNR.

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
On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies.  This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves.  For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss.  We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring).  At December 31, 2012, the case reserves reported to us by our ceding companies were $913 million, compared with the $930 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.
Within the Insurance – North American segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American segment. Most of the remaining unpaid loss and loss expense reserves for the run-off reinsurance business relate to A&E claims. Refer to the “Asbestos and Environmental (A&E) and other run-off liabilities” section for additional information.

Asbestos and environmental reserves
Included in our liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of our A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. We have not assumed any such future changes in setting the value of our A&E liabilities, which include provisions for both reported and IBNR claims.

During 2012, we conducted our annual internal, ground-up review of our consolidated A&E liabilities as of December 31, 2011. As a result of the internal review, we increased our gross loss reserves for the Brandywine operations, including A&E, by $275 million, while the net loss reserves increased by $146 million. In addition, we increased gross loss reserves for Westchester Specialty's A&E and other liabilities by $17 million, and net loss reserves increased by $4 million. Our A&E liabilities are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social or economic environment, or any benefit from future legislative reforms.

There are many complex variables that we consider when estimating the reserves for our inventory of asbestos accounts and these variables may directly impact the predicted outcome. We believe the most significant variables relating to our A&E liabilities include the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to unaggregated coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants. Based on the policies, the facts, the law, and a careful analysis of the impact that these factors will likely have on any given account, we estimate the potential liability for indemnity, policyholder defense costs, and coverage litigation expense.
The results in asbestos cases announced by other carriers or defendants may well have little or no relevance to us because coverage exposures are highly dependent upon the specific facts of individual coverage and resolution status of disputes among carriers, policyholders, and claimants.
For additional information refer to the “Asbestos and Environmental (A&E) and Other Run-off Liabilities” section and to Note 7 to the Consolidated Financial Statements.

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

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts.  The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves.  The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows.  We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts, generally in proportion to premium revenue recognized. For non-traditional long duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to estimates of expected gross profits. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions.  Policy acquisition costs, which consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract, are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

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

Reinsurance and insurance contracts that include both significant risk sharing provisions, such as adjustments to premiums or loss coverage based on loss experience, and relatively low policy limits, as evidenced by a high proportion of maximum premium assessments to loss limits, can require considerable judgment to determine whether or not risk transfer requirements are met. For such contracts, often referred to as finite or structured products, we require that risk transfer be specifically assessed for each contract by developing expected cash flow analyses at contract inception. To support risk transfer, the cash flow analyses must demonstrate that a significant loss is reasonably possible, such as a scenario in which the ratio of the net present value of losses divided by the net present value of premiums equals or exceeds 110 percent. For purposes of cash flow analyses, we generally use a risk-free rate of return consistent with the expected average duration of loss payments. In addition, to support insurance risk, we must prove the reinsurer's risk of loss varies with that of the reinsured and/or support various scenarios under which the assuming entity can recognize a significant loss.

To ensure risk transfer requirements are routinely assessed, qualitative and quantitative risk transfer analyses and memoranda supporting risk transfer are developed by underwriters for all structured products. We have established protocols for structured products that include criteria triggering an accounting review of the contract prior to quoting. If any criterion is triggered, a contract must be reviewed by a committee established by each of our segments with reporting oversight, including peer review, from our global Structured Transaction Review Committee.

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002. These contracts primarily provided severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered in order to secure a more cost-

effective reinsurance program. All of these contracts transferred risk and were accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental (A&E) and Other Run-off Liabilities”. Subsequent to the ACE INA acquisition in 1999, we have not purchased any other retroactive ceded reinsurance contracts.

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

A significant portion of ACE Tempest Re USA's business is written through quota share treaties (approximately $474 million of net premiums earned in 2012, comprising $408 million of first dollar quota share treaties and $66 million of excess quota share treaties), a small portion of which are categorized as structured products.  Structured quota share treaties typically contain relatively low aggregate policy limits, a feature that reduces loss coverage in some manner, and a profit sharing provision. These have been deemed to have met risk transfer requirements.

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

The recognition of a reinsurance recoverable asset requires two key judgments. The first judgment involves our estimation based on the amount of gross reserves and the percentage of that amount which may be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (refer to “Critical Accounting Estimates - Unpaid losses and loss expenses”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Amounts estimated to be uncollectible are reflected in a provision that reduces the reinsurance recoverable asset and, in turn, shareholders' equity. Changes in the provision for uncollectible reinsurance are reflected in net income.

Although the obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires estimation by management. The majority of the balance we have accrued as recoverable will not be due for collection until sometime in the future, and the duration of our recoverables may be longer than the duration of our direct exposures. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to us.

To estimate the provision for uncollectible reinsurance, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of the process, ceded IBNR is allocated to reinsurance contracts because ceded IBNR is not generally calculated on a contract by contract basis. The allocations are generally based on premiums ceded under reinsurance contracts, adjusted for actual loss experience and historical relationships between gross and ceded losses. If actual premium and loss experience vary materially from historical experience, the allocation of reinsurance recoverable by reinsurer will change. While such change is unlikely to result in a large percentage change in the provision for uncollectible reinsurance, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

•
For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a historical default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.8 percent, 1.2 percent, 1.7 percent, 4.9 percent, 19.6 percent, 34.0 percent, and 62.2 percent, respectively. Because the model we use is predicated on the historical default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

•
For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent or affiliated company, we may determine a rating equivalent based on our analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which our ceded reserve is below a certain threshold, we generally apply a default factor of 34.0 percent;

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2012:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Provision for Uncollectible Reinsurance
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$9,408	$8,431	$225
Reinsurers not rated	243	203	67
Reinsurers under supervision and insolvent reinsurers	122	106	78
Captives	1,762	295	14
Other - structured settlements and pools	982	981	55
Total	$12,517	$10,016	$439
At December 31, 2012, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance reflected in our consolidated financial statements. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2012, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $68 million or approximately 0.5 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements for additional information.

Other-than-temporary impairments (OTTI)
Each quarter, we review our securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, to identify those impaired securities to be specifically evaluated for a potential OTTI. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders' equity, OTTI could be material to our financial condition and results of operations. Refer to Note 3 d) to the Consolidated Financial Statements for a description of the process by which we evaluate investments for OTTI.

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

At December 31, 2012, our net deferred tax asset was $453 million. Refer to Note 8 to the Consolidated Financial Statements for additional information.  At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. available for sale fixed maturities to recovery. If, in the future, our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary.  This could have a material adverse effect on our financial condition, results of operations, and liquidity.  At December 31, 2012, the valuation allowance of $56 million (including $24 million with respect to foreign tax credits) reflects management's assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits.

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
Additionally, the valuation of fixed maturities is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.
At December 31, 2012, Level 3 assets represented four percent of assets that are measured at fair value and three percent of total assets. Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and two percent of our total liabilities. During 2012, we transferred assets of $164 million into our Level 3 assets from other levels of the valuation hierarchy. During 2012, we transferred assets of $110 million out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the years ended December 31, 2012, 2011, and 2010.

Guaranteed living benefits (GLB) derivatives
Under life reinsurance programs covering living benefit guarantees, we assumed the risk of GLBs associated with variable annuity (VA) contracts. We ceased writing this business in 2007. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is therefore carried at fair value. We believe that the most meaningful presentation of these derivatives is to reflect cash inflows or revenue as net premiums earned, and to record estimates of the average modeled value of future cash outflows as incurred losses. Accordingly, we recognize benefit reserves consistent with the accounting guidance related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in the benefit reserves are reflected as Policy benefits expense, which is included in life underwriting income. The incremental difference between fair value and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations. We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). To partially offset the risk in the VA guarantee reinsurance portfolio, we invest in derivative hedge instruments. At maturity, the cumulative gains and losses will net to zero (excluding cumulative hedge gains or losses) because, over time, the insurance liability will be increased or decreased to equal our obligation. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 7A. For further description of this product and related accounting treatment, refer to Note 1 j) to the Consolidated Financial Statements.
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
Based on our 2012 review, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $49 million.
During 2012, realized gains of $200 million were associated with a decreased value of GLB liabilities primarily due to rising equity levels partially offset by the unfavorable impact of interest rate movements and the impact of discounting future claims for one fewer year. This excludes realized losses of $297 million during the year ended December 31, 2012 on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the years ended December 31, 2012 and 2011.
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
A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The different categories of claim limits are described below:

•
Reinsurance programs covering guaranteed minimum death benefits (GMDB) with an annual claim limit of two percent of account value. This category accounts for approximately 60 percent of the total reinsured GMDB guaranteed value. Approximately one percent of the guaranteed value in this category has additional reinsurance coverage for GLB.

•
Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 25 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 70 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 50 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $380 million as of December 31, 2012. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value of $24 million and $38 million at December 31, 2012 and 2011, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.
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

Year of first payment eligibility	Percent of living benefit account values
2012 and prior	7%
2013	23%
2014	18%
2015	5%
2016	5%
2017	19%
2018	16%
2019 and after	7%
Total	100%
The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2012	2011
Death Benefits (GMDB)
Premium	$85	$98
Less paid claims	100	114
Net	$(15)	$(16)
Living Benefits (Includes GMIB and GMAB)
Premium	$160	$165
Less paid claims	11	4
Net	$149	$161
Total VA Guaranteed Benefits
Premium	$245	$263
Less paid claims	111	118
Net	$134	$145
Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $91 million of claims and $74 million of premium on death benefits over the next 12 months.
GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. More than 90 percent of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible between years 2013 and 2018. At current market levels, we expect approximately $25 million of claims and $149 million of premium on living benefits over the next 12 months.
Collateral
ACE Tempest Life Re holds collateral on behalf of most of its clients in the form of qualified assets in trust or letters of credit, typically in an amount sufficient for the client to obtain statutory reserve credit for the reinsurance.  The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client's domicile.

Goodwill Impairment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $4.3 billion and $4.1 billion at December 31, 2012 and 2011, respectively. During 2012, our goodwill balance increased by approximately four percent, primarily due to acquisitions. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. The impairment evaluation first uses a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If a reporting unit fails this qualitative assessment, a quantitative analysis is then used. The quantitative analysis is a two-step process in which an initial assessment for potential impairment is performed and, if a potential impairment is present, the amount of impairment is measured and recorded. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are:

•	New York Life's Korea operations and Hong Kong operations acquired in 2011;

•	Rain and Hail Insurance Service, Inc. (Rain and Hail) acquired in 2010;

•	North American and International divisions of Combined Insurance acquired in 2008;

•	Domestic and International divisions of ACE INA acquired in 1999; and

•	ACE Tempest Re's catastrophe businesses acquired in 1996 and 1998.

There are other reporting units that resulted from smaller acquisitions that are also assessed annually. A quantitative goodwill impairment analysis was prepared in 2012 for the North American division of Combined Insurance with a goodwill balance of $738 million. Based on our impairment testing for 2012, we determined that no impairment was required and that none of our reporting units were at risk for impairment.

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

If our assumptions and estimates made in assessing the fair value of acquired entities change in the future, goodwill could be materially adjusted. This would cause us to write-down the carrying value of goodwill which could be material to our results of operations in the period the charge is taken.

Consolidated Operating Results – Years Ended December 31, 2012, 2011, and 2010

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums written	$16,075	$15,372	$13,708	4.6%	12.1%
Net premiums earned	15,677	15,387	13,504	1.9%	13.9%
Net investment income	2,181	2,242	2,070	(2.8)%	8.3%
Net realized gains (losses)	78	(795)	432	NM	NM
Total revenues	17,936	16,834	16,006	6.5%	5.2%
Losses and loss expenses	9,653	9,520	7,579	1.4%	25.6%
Policy benefits	521	401	357	29.9%	12.3%
Policy acquisition costs	2,446	2,472	2,345	(1.1)%	5.4%
Administrative expenses	2,096	2,068	1,873	1.4%	10.4%
Interest expense	250	250	224	—	11.6%
Other (income) expense	(6)	81	(10)	NM	NM
Total expenses	14,960	14,792	12,368	1.1%	19.6%
Income before income tax	2,976	2,042	3,638	45.7%	(43.9)%
Income tax expense	270	502	553	(46.2)%	(9.2)%
Net income	$2,706	$1,540	$3,085	75.6%	(50.1)%
NM – not meaningful
The following table presents, by major product line, the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	2012				2011	2010
	P&C	Life	A&H	Total	Total	Total
Net premiums written:
Growth in original currency	6.7%	7.6%	3.6%	6.0%	10.0%	1.7%
Foreign exchange effect	(1.2)%	(2.0)%	(2.3)%	(1.4)%	2.1%	1.4%
Growth as reported in U.S. dollars	5.5%	5.6%	1.3%	4.6%	12.1%	3.1%
Net premiums earned:
Growth in original currency	3.2%	7.7%	3.2%	3.4%	11.4%	0.7%
Foreign exchange effect	(1.3)%	(2.0)%	(2.4)%	(1.5)%	2.5%	1.3%
Growth as reported in U.S. dollars	1.9%	5.7%	0.8%	1.9%	13.9%	2.0%

The following table presents a breakdown of consolidated net premiums written for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Retail P&C	$6,917	$6,255	$6,533	10.6%	(4.3)%
Wholesale	3,633	3,735	2,212	(2.7)%	68.9%
Reinsurance	1,025	979	1,075	4.7%	(8.9)%
Property, casualty and all other	11,575	10,969	9,820	5.5%	11.7%
Personal accident (A&H)	3,532	3,486	3,255	1.3%	7.1%
Life	968	917	633	5.6%	44.9%
Total consolidated	$16,075	$15,372	$13,708	4.6%	12.1%

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased in 2012 in our Insurance – North American segment retail division reflecting rate increases in most lines, strong renewal retention, and new business. In addition, there was good growth in many lines of business which include our risk management and personal lines businesses. This growth was partially offset by lower premiums in certain casualty and program business from adherence to our underwriting standards; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. Net premiums written in our wholesale and specialty division decreased in 2012 primarily as a result of lower crop-hail production in our agriculture business. However, we experienced growth in many excess and surplus property, casualty, and professional lines where we benefited from rate increases, strong renewal retention, and new business. In addition, we also experienced growth in farm and agricultural property from the November 2011 acquisition of Penn Millers. Net premiums written increased in 2012 in our Insurance – Overseas General segment from growth in our retail operations in all of our major product lines - P&C, A&H and personal lines. Growth in our P&C and A&H lines was primarily driven by strong results in both Latin America and Asia. In addition, P&C growth benefited from the impact of reinstatement premiums expensed in 2011. New business opportunities in Latin America, Asia, and Europe drove the growth in personal lines. Growth in net premiums written for 2012 was adversely impacted by foreign exchange. Net premiums written increased in 2012 in our Life segment primarily due to growth in our Asian markets. Net premiums written increased in 2012 in our Global Reinsurance segment primarily due to treaty business written in the year, improved pricing conditions in our property catastrophe business, and growth in our U.S. automobile business. This growth was partially offset by lower production in the first quarter of 2012 from competitive market conditions, adherence to underwriting standards, and an LPT treaty written in 2011.

Net premiums written increased in 2011 primarily from significant premium growth in our North American wholesale and specialty division from the acquisition of Rain and Hail in December 2010. Our North American retail division reported less net premiums written due to lower production across several lines of business reflecting competitive market conditions and adherence to our underwriting standards as well as less assumed loss portfolio business. Our international retail business reported growth, partially offset by reinstatement premiums expensed in connection with first quarter 2011 catastrophe activity. Our Global Reinsurance operations reported a decline in net premiums written in 2011 primarily due to competitive market conditions and lower exposures. The Life segment reported an increase in net premiums written due primarily to the acquisition of New York Life's Korea operations and Hong Kong operations in 2011.

Net premiums earned reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned increased in 2012 in our Insurance – Overseas General segment driven by strong performances in our retail operations in Latin America and Asia, as well as the favorable impact of reinstatement premiums expensed in 2011. This result was partially offset by the unfavorable impact of foreign exchange. Net premiums earned increased in 2012 in the Insurance – North American retail division from our commercial and A&H lines of business along with growth in our personal lines business from continued expansion of the ACE Private Risk Services product offerings. This growth was partially offset by our continued planned reduction of our U.S. general market workers' compensation business. The Insurance – North American wholesale and specialty division generated lower net premiums earned in 2012 primarily as a result of lower crop-hail production in our agriculture business. Net premiums earned increased in 2012 in our Life segment primarily due to growth in our Asian markets. Net premiums earned were flat in our Global Reinsurance segment in 2012.

Net premiums earned increased in 2011 primarily due to increases in net premiums earned in our Insurance – North American agriculture, A&H business, and International retail businesses, partially offset by less assumed LPT business and lower production within our Global Reinsurance segment and declines in our London wholesale business due to pricing.

The following table presents a breakdown of consolidated net premiums earned by line of business for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Property and all other	$4,101	$3,770	$3,500	8.8%	7.7%
Agriculture	1,872	1,942	398	(3.6)%	387.9%
Casualty	5,292	5,340	5,752	(0.9)%	(7.2)%
Subtotal	11,265	11,052	9,650	1.9%	14.5%
Personal accident (A&H)	3,499	3,471	3,243	0.8%	7.0%
Life	913	864	611	5.7%	41.4%
Net premiums earned	$15,677	$15,387	$13,504	1.9%	13.9%

			2012 % of total	2011 % of total	2010 % of total
Property and all other			26%	24%	26%
Agriculture			12%	13%	3%
Casualty			34%	35%	43%
Subtotal			72%	72%	72%
Personal accident (A&H)			22%	23%	24%
Life			6%	5%	4%
Net premiums earned			100%	100%	100%

Net investment income decreased in 2012 primarily due to lower reinvestment rates, higher investment expenses, and the negative impact of foreign exchange, partially offset by positive operating cash flows, higher private equity fund distributions, and the income benefit of an insurance contract classified as a deposit. Net investment income increased in 2011 primarily due to positive operating cash flows and the impact of acquisitions which have resulted in a higher overall average invested asset base, partially offset by lower yields on new investments and short-term securities. Refer to “Net Investment Income” and “Investments” for additional information.
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
The following table presents our calendar year consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	2012	2011	2010
Loss and loss expense ratio	65.7%	66.0%	59.4%
Policy acquisition cost ratio	15.3%	15.8%	17.2%
Administrative expense ratio	12.9%	12.9%	13.7%
Combined ratio	93.9%	94.7%	90.3%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio for the periods indicated:

	2012	2011	2010
Loss and loss expense ratio, as reported	65.7%	66.0%	59.4%
Catastrophe losses and related reinstatement premiums	(4.6)%	(6.5)%	(3.2)%
Prior period development	3.5%	4.1%	4.6%
Large assumed loss portfolio transfers	—	—	(0.3)%
Loss and loss expense ratio, adjusted	64.6%	63.6%	60.5%

The table below presents the impact of the catastrophe losses by segment:
Catastrophe Loss Charges - Full Year 2012

(in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Total
Net loss
Superstorm Sandy	$338	$62	$94	$494
U.S. weather-related events	71	2	—	73
Hurricane Isaac	19	4	4	27
Other events throughout the year	13	8	18	39
Total	$441	$76	$116	$633
Reinstatement premiums (earned) expensed	8	8	(11)	5
Total before income tax	$449	$84	$105	$638

Total net pre-tax catastrophe losses, excluding reinstatement premiums, were $633 million in 2012, compared with $859 million in 2011 and $366 million in 2010. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, other severe weather-related events in the U.S. and Canada, and flooding in the U.K. Catastrophe losses in 2011 were primarily from earthquakes in Japan and New Zealand, flooding in Thailand, storms in Australia, and other severe weather-related events in the U.S. including Hurricane Irene. Catastrophe losses in 2010 were primarily from weather-related events in the U.S., earthquakes in Mexico and New Zealand, and storms in Australia and Europe.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $479 million of net favorable prior period development in 2012, which includes an A&E charge of $140 million, compared with net favorable prior period development of $556 million and $503 million in 2011 and 2010, respectively. Refer to “Prior Period Development” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition cost ratio decreased in 2012 primarily due to lower profit sharing commission expenses in our agriculture business reflecting high losses in the crop insurance business in our Insurance – North American segment and from a favorable change in the mix of business in our Insurance – Overseas General segment. This favorable impact was offset by growth in certain businesses, including personal lines and A&H that carry a higher acquisition rate than our other businesses. Our policy acquisition cost ratio decreased in 2011 reflecting a shift in the mix of business towards lower acquisition cost lines of business, primarily agriculture, offset by changes in the mix of business and the impact of reinstatement premiums expensed, mainly within the Insurance – Overseas General segment.

Our administrative expense ratio was flat in 2012 as the increase in spending to support growth, primarily in our Insurance – North American segment and our Latin America and Asia regions within our Insurance – Overseas General segment, was offset by lower regulatory costs for Combined in the U.K. and Ireland. Our administrative expense ratio decreased in 2011 primarily due to the growth of low expense ratio business generated by agriculture partially offset by the impact of reinstatement premiums expensed and less assumed loss portfolio business which typically generate minimal expenses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 9.1 percent in 2012, compared with 24.6 percent and 15.2 percent in 2011 and 2010, respectively. The decrease in our effective income tax rate in 2012 was due to a favorable resolution of various prior years' tax matters and the closing of statutes of limitations of $124 million, a higher percentage of earnings generated in lower tax-paying jurisdictions, and a decrease in the amount of net realized losses on derivatives generated in lower tax-paying jurisdictions. The increase in our effective income tax rate in 2011 was primarily due to a higher percentage of net realized losses being generated in lower tax-paying jurisdictions. The 2010 year included a decrease in the amount of unrecognized tax benefits resulting from a settlement with the Internal Revenue Service regarding federal tax returns for the years 2002 through 2004, and the recognition of a non-taxable gain related to the acquisition of Rain and Hail.

Prior Period Development
The favorable prior period development of $479 million during 2012, was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, and marine (including associated liability-related exposures).
The following table presents (favorable) and adverse prior period development by segment for the periods indicated:

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves (1)
2012
Insurance – North American – active	$(245)	$(115)	$(360)	2.2%
Insurance – North American – run-off(2)	168	—	168	1.0%
Insurance – Overseas General	(121)	(105)	(226)	3.1%
Global Reinsurance	(32)	(29)	(61)	2.7%
Total	$(230)	$(249)	$(479)	1.9%
2011
Insurance – North American – active	$(186)	$(111)	$(297)	1.9%
Insurance – North American – run-off(2)	102	—	102	0.6%
Insurance – Overseas General	(154)	(136)	(290)	4.2%
Global Reinsurance	(58)	(13)	(71)	3.1%
Total	$(296)	$(260)	$(556)	2.2%
2010
Insurance – North American – active	$(102)	$(137)	$(239)	1.5%
Insurance – North American – run-off(2)	132	—	132	0.8%
Insurance – Overseas General	(159)	(131)	(290)	4.3%
Global Reinsurance	(72)	(34)	(106)	4.7%
Total	$(201)	$(302)	$(503)	2.0%

(1)	Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.
(2)	Brandywine Holdings and Westchester Specialty operations in respect of 1996 and prior years.

Insurance – North American
Insurance – North American's active operations experienced net favorable prior period development of $360 million in 2012 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $245 million on long-tail business, including:

•
Favorable development of $73 million on a collection of portfolios of umbrella and excess casualty business, primarily affecting the 2007 and prior accident years. The favorable development was the function of both the continuation of the lower than expected reported loss activity in the period since our last review and assigning greater weight to experience-based methods, particularly for the 2006 accident year, as these accident periods matured;

•
Favorable development of $67 million on our D&O portfolios primarily affecting the 2007 and prior accident years. Case loss activity was lower than expected during the 2012 calendar year, including reductions in our internal estimates of exposure on several potentially large claims. These reductions were a function of changes in account specific circumstances since our prior review;

•
Favorable development of $57 million in our medical risk operations, primarily in the 2007 and prior accident years. Reported and paid loss activity for these accident years continues to be lower than expected based on our prior review;

•
Net favorable development of $39 million on our national accounts portfolios which consists of commercial auto liability, general liability, and workers' compensation lines of business. This favorable development was the net impact of favorable and adverse movements, including:

•
Favorable development of $41 million on the 2011 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Favorable development of $34 million in the 2007 accident year, primarily in workers' compensation. The favorable development was the combined effect of lower than expected incurred loss activity and an increase in weight given to experience-based methods; and

•
Adverse development of $36 million affecting the 2006 and prior accident years largely in workers' compensation. The causes for this adverse movement were various and included adverse development in the circumstances on several specific large claims, higher than expected loss activity on certain accident years, changes in our weighting of experience-based methods, and a refinement of our treatment of ceded reinsurance recoveries on a few select treaties due to information which became known since our prior review.

•	Favorable development of $9 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Favorable development of $115 million on short-tail business, including:

•
Favorable development of $88 million on our property, inland marine and commercial marine businesses primarily arising on the 2009 through 2011 accident years. Reported loss activity during the 2012 calendar was lower than expected, particularly in our high excess property portfolio; and

•
Favorable development of $27 million in our aviation product lines, primarily general aviation hull and liability, affecting the 2009 and prior accident years. Actual paid and incurred loss activity continues to be lower than expected based on long-term historical averages leading to a reduction in our estimate of ultimate losses.

Insurance – North American's run-off operations incurred net adverse prior period development of $168 million in our Westchester and Brandywine run-off operations during 2012, which was the net result of adverse and favorable movements impacting accident years 2001 and prior, driven by the following principal changes:

•
Adverse development of $150 million related to the completion of the reserve review during 2012. The development primarily arose from case specific asbestos and environmental claims related to increased loss and defense cost payment activity and the costs associated with certain case settlements made in 2012. Further, we experienced higher than expected paid loss and case reserve activity on our assumed reinsurance portfolio; and

•	Adverse development of $18 million on unallocated loss adjustment expenses due to run-off operating expenses paid during 2012.
Insurance – North American's active operations experienced net favorable prior period development of $297 million in 2011 which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $186 million on long-tail business, including:

•
Favorable development of $82 million on our D&O portfolios affecting the 2006 and prior accident years. The favorable movement was due to lower than expected case incurred activity, including reductions in individual large claims, and greater weight given to experience-based projection methods;

•
Favorable development of $54 million in our excess casualty businesses affecting the 2005 and prior accident years. Incurred losses were favorable relative to our projections; in addition, as these accident years have matured, more weight was given to experience-based methods which resulted in a refinement of our estimate;

•
Favorable development of $43 million in our medical risk operations, primarily impacting the 2006 and prior accident years. This portfolio, composed largely of excess hospital professional liability insurance, experienced low levels of reported and paid loss activity leading to reduced estimates of ultimate loss versus our prior review;

•
Net favorable development of $28 million on our national accounts portfolios which consist of commercial auto liability, general liability, and workers' compensation lines of business. The net favorable development was the net impact of favorable and adverse movements, including:

•
Favorable development of $40 million on the 2010 accident year primarily relating to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Favorable development of $33 million on the 2003 through 2007 accident years, primarily in workers' compensation. Case activity in these portfolios, especially in our excess and high deductible products, was lower than expected. As these accident years matured, greater weight was given to experience-based methods. The combination of this lower than expected activity and shift in weighting methodology resulted in this favorable development; and

•
Adverse development of $45 million on the 2002 and prior accident years, primarily in workers' compensation. This adverse activity was due in part to data refinements and analysis relating to these accident periods.

•
Favorable development of $26 million on the 2002 through 2010 accident years in our financial solutions business unit relating to a single account. This development was due to more refined claimant level information provided by the insured in 2011. Analysis of this data led to reduction in our estimates of future losses as well as a recovery of past overpayments;

•
Favorable development of $26 million in our foreign casualty product affecting the 2007 and prior accident years. The paid and reported loss activity on the general liability and employers liability lines for this product were lower than expectations based on our prior review, resulting in reductions in ultimate losses for these coverage lines;

•
Favorable development of $21 million on surety business, primarily impacting the 2009 accident year. Case emergence and development for this accident year were more favorable than anticipated in our prior review, as well as in our original pricing for the policies written covering this period. We had assumed higher claims frequency due to recession, however, this did not materialize in our portfolio;

•
Adverse development of $40 million on errors and omissions coverage primarily affecting the 2007 and 2008 accident years. This development was due to increases on specific claims where new facts, including adverse legal verdicts, emerged;

•
Adverse development of $29 million in our environmental liability product line concentrated in the 2005 through 2007 accident years. There was adverse movement on specific large remediation cost cap policies observed in the 2011 calendar year, which prompted an increase in our estimate of ultimate loss and loss expenses under these insurance programs; and

•	Adverse development of $25 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $111 million on short-tail business, including:

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

Insurance – North American's run-off operations incurred net adverse prior period development of $102 million in our Westchester and Brandywine run-off operations during 2011, which was the net result of adverse and favorable movements impacting accident years 2000 and prior, driven by the following principal changes:

•
Adverse development of $82 million related to the completion of the reserve review during 2011. The development primarily arose from case specific asbestos and environmental claims related to increased loss and defense cost payment activity. Further, we experienced increased paid loss and case reserve activity on our assumed reinsurance portfolio;

•	Adverse development of $17 million on unallocated loss adjustment expenses due to run-off operating expenses paid during 2011; and

•	Adverse development of $3 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American active operations experienced net favorable prior period development of $239 million in 2010, representing 1.5 percent of the segment's beginning of period net unpaid loss and loss expense reserves. Insurance – North

American run-off operations incurred net adverse prior period development of $132 million in 2010, representing 0.8 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

Insurance – Overseas General
Insurance – Overseas General experienced net favorable prior period development of $226 million in 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $121 million on long-tail business, including:

•
Favorable development of $150 million in casualty (primary and excess) and financial lines for accident years 2008 and prior. We recognized the impact of favorable loss emergence since the prior study and continued to assign increased weight to experience-based methods; and

•
Adverse development of $29 million in casualty (mainly primary) and financial lines for accident years 2009 through 2011 in response to claims emergence mainly in 2011. The adverse development was driven by changes in case specific circumstances on several specific larger claims and, to a lesser extent, increased frequency trends in primary European casualty impacting accident year 2011.

•
Favorable development of $105 million on short-tail business, including property, marine, A&H, and personal lines across multiple geographical regions, and within both retail and wholesale operations, principally as a result of lower than expected loss emergence, mostly on accident years 2009 and 2010.

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $154 million on long-tail business, including:

•
Favorable development of $337 million in casualty (primary and excess) and financial lines for accident years 2007 and prior. We recognized the impact of favorable loss emergence since the prior study and assigned increased weight to experience-based methods; and

•
Adverse development of $183 million in casualty (primary and excess) and financial lines for accident years 2008 through 2010 in response to claims emergence in 2011. First, the impact of notified large claims and a high level review of potential ultimate exposure from large claims across these lines led to a $140 million increase across these accident years. Second, the completion of a claims review related to the exposure from financial fraud and subprime claims led to another increase of $20 million. Finally, reserves were strengthened by $20 million in response to increasing frequency and severity trends within European primary casualty.

•
Net favorable development of $136 million on short-tail business, including property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally as a result of lower than expected loss emergence, principally on accident years 2008 and 2009.

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2010, representing 4.3 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

Global Reinsurance
Global Reinsurance experienced net favorable prior period development of $61 million in 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $32 million on long-tail business, including:

•
Favorable prior period development of $54 million principally in treaty years 2008 and prior in casualty and medical malpractice lines. The lower loss estimates arose from a combination of favorable paid and incurred loss trends and increased weighting to experience-based methods;

•
Net adverse development of $18 million on non-medical professional liability, composed of favorable development of $16 million on treaty years 2005 and prior, offset by adverse development of $34 million on treaty years 2006 through 2011, driven by adverse reported losses relative to expected; and

•	Adverse development of $4 million across a number of lines and treaty years, none of which was significant individually or in the aggregate.

•
Net favorable development of $29 million on short-tail business, principally in treaty years 2010 and prior across property lines (including property catastrophe), trade credit, marine, and surety principally as a result of lower than expected loss emergence.

Global Reinsurance experienced net favorable prior period development of $71 million in 2011, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•
Net favorable development of $58 million on long-tail business, including net favorable prior period development of $79 million principally in treaty years 2007 and prior across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). The lower loss estimates arose from a combination of favorable paid and incurred loss trends and increased weighting to experience-based methods; and

•
Net favorable development of $13 million on short-tail business, including net favorable prior period development of $34 million principally in treaty years 2009 and prior across property lines, including property catastrophe, trade credit and surety principally as a result of lower than expected loss emergence.

Global Reinsurance experienced net favorable prior period development of $106 million in 2010, representing 4.7 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

____________________________________________________________________________________________________________ Segment Operating Results – Years Ended December 31, 2012, 2011, and 2010
The discussions that follow include tables that show our segment operating results for the years ended December 31, 2012, 2011, and 2010.
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

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums written	$7,208	$6,851	$5,797	5.2%	18.2%
Net premiums earned	7,019	6,911	5,651	1.6%	22.3%
Losses and loss expenses	5,626	5,276	3,918	6.6%	34.7%
Policy acquisition costs	586	612	626	(4.2)%	(2.2)%
Administrative expenses	601	592	561	1.5%	5.5%
Underwriting income	206	431	546	(52.2)%	(21.1)%
Net investment income	1,091	1,170	1,138	(6.8)%	2.8%
Net realized gains (losses)	42	34	417	23.5%	(91.8)%
Interest expense	12	15	9	(20.0)%	66.7%
Other (income) expense	(9)	5	(22)	NM	NM
Income tax expense	200	395	435	(49.4)%	(9.2)%
Net income	$1,136	$1,220	$1,679	(6.9)%	(27.3)%
Loss and loss expense ratio	80.2%	76.3%	69.3%
Policy acquisition cost ratio	8.3%	8.9%	11.1%
Administrative expense ratio	8.6%	8.6%	9.9%
Combined ratio	97.1%	93.8%	90.3%
Net premiums written increased in 2012 in our retail division reflecting rate increases in most lines, strong renewal retention, and new business. Growth in our retail division was due to higher production from a broad array of products including our primary casualty and risk management businesses, property, A&H, a range of specialty casualty products, and professional risk lines of business. In addition, we continued to generate higher personal lines production including higher premiums in the homeowners and automobile business offered through ACE Private Risk Services. Growth in our retail division was partially offset by lower premiums in certain casualty and program business from adherence to our underwriting standards; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. Net premiums written in our wholesale and specialty division decreased in 2012 due to lower crop-hail production. However, we experienced growth in many excess and surplus property, casualty, and professional lines where we benefited from rate increases, strong renewal retention, and new business. In addition, we also experienced growth in farm and agricultural property from the November 2011 acquisition of Penn Millers.
Net premiums written increased in 2011 reflecting significantly higher premiums in our wholesale and specialty division specifically in agriculture due to the acquisition of Rain and Hail in December 2010. This increase was partially offset by lower wholesale casualty production due to competitive market conditions and our adherence to underwriting standards. Our retail division reported less net premiums written in 2011 due to lower production in many of our retail property and casualty lines reflecting competitive market conditions and our adherence to underwriting standards. In addition, our retail division wrote less assumed LPT business in 2011. These decreases were partially offset by growth in targeted classes, including A&H and certain property and professional lines, and growth in personal lines business primarily in our homeowners and automobile business, as well as other specialty offerings.

Net premiums earned increased in 2012 due to growth in our retail division from higher premiums earned in our property, risk management, specialty casualty, professional, and A&H lines of business along with growth in our personal lines business from continued expansion of the ACE Private Risk Services product offerings. Growth in net premiums earned for our retail division was partially offset by lower premiums in certain casualty and program business; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. Our wholesale and specialty division generated lower net premiums earned in 2012 primarily in agriculture due to lower crop-hail business that more than offset the growth in net premiums earned from the acquisition of Penn Millers in November 2011 and the increased premiums in our wholesale property, inland marine, and environmental lines of business.

Net premiums earned increased in 2011 primarily attributable to higher wholesale and specialty premiums in agriculture due to the acquisition of Rain and Hail in December 2010. Our retail businesses generated lower net premiums earned mainly in the property and casualty risk lines of business reflecting lower writings in these lines due to adherence to underwriting standards and less premiums associated with assumed LPT business in 2011. These decreases were partially offset by growth in certain lines of business within our professional risk, A&H and program operations. Net premiums earned for the personal lines business increased in 2011 due to continued expansion of the ACE Private Risk Services product offerings.

The following tables present a line of business breakdown of Insurance – North American’s net premiums earned for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Property and all other	$1,370	$1,232	$1,180	11.2%	4.4%
Agriculture	1,872	1,942	398	(3.6)%	387.9%
Casualty	3,406	3,380	3,777	0.8%	(10.5)%
Personal accident (A&H)	371	357	296	3.9%	20.6%
Net premiums earned	$7,019	$6,911	$5,651	1.6%	22.3%

	2012 % of Total	2011 % of Total	2010 % of Total
Property and all other	20%	18%	21%
Agriculture	27%	28%	7%
Casualty	48%	49%	67%
Personal accident (A&H)	5%	5%	5%
Net premiums earned	100%	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums, prior period reserve development, and large assumed LPTs on our loss and loss expense ratio for the periods indicated:

	2012	2011	2010
Loss and loss expense ratio, as reported	80.2%	76.3%	69.3%
Catastrophe losses and related reinstatement premiums	(6.4)%	(5.1)%	(2.6)%
Prior period development	2.8%	2.9%	2.7%
Large assumed loss portfolio transfers	—	—	(0.5)%
Loss and loss expense ratio, adjusted	76.6%	74.1%	68.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $441 million in 2012, compared with $347 million in 2011 and $143 million in 2010. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and other severe weather-related events in the U.S. and Canada. Catastrophe losses in 2011 were from severe weather-related events in the U.S., including Hurricane Irene and flooding, as well as exposure from the Japan earthquake and the flooding in Thailand. Catastrophe losses in 2010 were primarily from severe weather-related events in the U.S. and earthquakes in Haiti and Chile. Net favorable prior period development was $192 million in 2012, compared with $195 million in 2011 and $107 million in 2010. Refer to “Prior Period Development” for additional information.

The adjusted loss and loss expense ratio increased in 2012 primarily due to an increase in the current accident year loss ratio from the impact of the U.S. drought on our agriculture business, partially offset by a reduction in the current accident year loss ratio for several of our property, casualty and professional lines where execution of detailed portfolio management plans has resulted in improved loss ratio performance. The adjusted loss and loss expense ratio increased in 2011 primarily due to the increase in agriculture from the acquisition of Rain and Hail in December 2010, partially offset by lower assumed loss portfolio business, both of which are written at a higher loss ratio than our other types of business.

The policy acquisition cost ratio decreased in 2012 primarily due to lower profit sharing commission expenses in our agriculture business reflecting high losses in the crop insurance business. This decrease was partially offset by growth in certain businesses, including personal lines and A&H that carry a higher acquisition rate than our other businesses, and increased spending for strategic initiatives to support future growth opportunities. The policy acquisition cost ratio decreased in 2011 primarily reflecting a shift in mix of business towards lower acquisition cost lines of business, primarily agriculture. Partially offsetting the growth in the low expense ratio business was targeted growth in several higher acquisition ratio lines of business, including personal and professional lines, as well as commercial risk program business.

The administrative expense ratio was flat in 2012 as the increase in premiums earned outpaced the growth in expenses, primarily in our large risk management business. We increased spending to support growth, primarily in our retail businesses, including ACE Private Risk Services. The administrative expense ratio decreased in 2011 primarily due to the growth of low expense ratio business generated by agriculture, partially offset by lower net results generated by our third party claims administration business.

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International, our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada; the international portion of Combined Insurance; and the wholesale insurance business of AGM, our London-based international and specialty excess and surplus lines business that includes Lloyd's of London (Lloyd’s) Syndicate 2488 (Syndicate 2488). The reinsurance operation of AGM is included in the Global Reinsurance segment.

				% Change
(in millions of U.S dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums written	$5,863	$5,629	$5,189	4.2%	8.5%
Net premiums earned	5,740	5,614	5,153	2.2%	9.0%
Losses and loss expenses	2,862	3,029	2,615	(5.5)%	15.8%
Policy acquisition costs	1,353	1,335	1,209	1.3%	10.4%
Administrative expenses	935	939	837	(0.4)%	12.2%
Underwriting income	590	311	492	89.7%	(36.8)%
Net investment income	521	546	473	(4.6)%	15.4%
Net realized gains (losses)	103	33	123	212.1%	(73.2)%
Interest expense	5	5	1	—	NM
Other (income) expense	3	—	(13)	NM	NM
Income tax expense	133	164	171	(18.9)%	(4.1)%
Net income	$1,073	$721	$929	48.8%	(22.4)%
Loss and loss expense ratio	49.8%	54.0%	50.8%
Policy acquisition cost ratio	23.6%	23.8%	23.5%
Administrative expense ratio	16.3%	16.7%	16.2%
Combined ratio	89.7%	94.5%	90.5%

Insurance – Overseas General conducts business internationally and in most major foreign currencies.
The following table presents by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	2012			2011	2010
	P&C	A&H	Total	Total	Total
Net premiums written:
Growth in original currency	9.6%	4.5%	7.7%	4.1%	0.4%
Foreign exchange effect	(3.5)%	(3.6)%	(3.5)%	4.4%	2.5%
Growth as reported in U.S. dollars	6.1%	0.9%	4.2%	8.5%	2.9%
Net premiums earned:
Growth in original currency	7.3%	3.9%	6.0%	3.9%	(0.1)%
Foreign exchange effect	(3.8)%	(3.7)%	(3.8)%	5.1%	2.2%
Growth as reported in U.S. dollars	3.5%	0.2%	2.2%	9.0%	2.1%

Net premiums written increased in 2012 from growth in our retail operations in all of our major product lines - P&C, A&H and personal lines. Growth in our P&C and A&H lines was primarily driven by strong results in both Latin America and Asia, but were adversely impacted by Combined Insurance's European business. In addition, P&C growth benefited from the impact of reinstatement premiums expensed in 2011. New business opportunities in Latin America, Asia, and Europe drove the growth in personal lines. Growth in net premiums written for 2012 was adversely impacted by foreign exchange.

For 2011, net premiums written increased primarily due to growth in our retail operations, mainly Latin America and Asia, as well as the acquisition of Jerneh Insurance Berhad. This result was partly offset by the impact of reinstatement premiums expensed in connection with the first quarter 2011 catastrophe activity. Growth in net premiums written for 2011 was favorably impacted by foreign exchange.

Net premiums earned increased in 2012 driven by strong performances in our retail operations in Latin America and Asia, as well as the favorable impact of reinstatement premiums expensed in 2011. This result was partially offset by the unfavorable impact of foreign exchange. For 2011, net premiums earned increased, primarily due to growth in the international retail operations and the favorable impact of foreign exchange. These results were partially offset by the impact of reinstatement premiums expensed in connection with first quarter 2011 catastrophe activity and declines in our London wholesale business due to pricing.

The following tables present a line of business breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Line of Business
Property and all other	$2,236	$2,080	$1,800	7.5%	15.6%
Casualty	1,379	1,415	1,424	(2.5)%	(0.6)%
Personal accident (A&H)	2,125	2,119	1,929	0.3%	9.8%
Net premiums earned	$5,740	$5,614	$5,153	2.2%	9.0%

	2012 % of Total	2011 % of Total	2010 % of Total
Line of Business
Property and all other	39%	37%	35%
Casualty	24%	25%	28%
Personal accident (A&H)	37%	38%	37%
Net premiums earned	100%	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	2012	2011	2010
Loss and loss expense ratio, as reported	49.8%	54.0%	50.8%
Catastrophe losses and related reinstatement premiums	(1.4)%	(6.3)%	(2.9)%
Prior period development	4.0%	5.2%	5.6%
Loss and loss expense ratio, adjusted	52.4%	52.9%	53.5%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $76 million in 2012, compared with $329 million in 2011 and $132 million in 2010. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and flooding in the U.K. Catastrophe losses in 2011 included flooding in Thailand, earthquakes in New Zealand and Japan, and storms in the U.S. and Australia. Catastrophe losses in 2010 were primarily related to earthquakes in Chile and Mexico, and storms in Australia and Europe. Net favorable prior period development was $226 million in 2012, compared with $290 million in both 2011 and 2010. Refer to “Prior Period Development” for additional information.

The adjusted loss ratio decreased in 2012 primarily due to the reduction of current accident year losses across several lines of business in several regions. The adjusted loss ratio decreased in 2011 due to a change in the mix of business towards lower loss ratio products and favorable loss trends.

The policy acquisition cost ratio decreased in 2012 due to lower A&H costs, a favorable change in the mix of business, and the favorable impact of reinstatement premiums expensed in 2011. The policy acquisition cost ratio increased in 2011 primarily due to the impact of reinstatement premiums expensed during the year and changes in the mix of business.

The administrative expense ratio decreased in 2012 primarily due to lower regulatory costs for Combined in the U.K. and Ireland and the favorable impact of reinstatement premiums expensed in 2011. The administrative expense ratio increased in 2011 primarily due to the impact of reinstatement premiums expensed and regulatory costs for Combined in the U.K. and Ireland.

Global Reinsurance
The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums written	$1,025	$979	$1,075	4.7%	(8.9)%
Net premiums earned	1,002	1,003	1,071	—	(6.3)%
Losses and loss expenses	553	621	518	(11.0)%	19.9%
Policy acquisition costs	172	185	204	(7.0)%	(9.3)%
Administrative expenses	51	52	55	(1.9)%	(5.5)%
Underwriting income	226	145	294	55.9%	(50.7)%
Net investment income	290	287	288	1.0%	(0.3)%
Net realized gains (losses)	6	(50)	93	NM	NM
Interest expense	4	2	—	100.0%	NM
Other (income) expense	(15)	(1)	(23)	NM	(95.7)%
Income tax expense	15	30	42	(50.0)%	(28.6)%
Net income	$518	$351	$656	47.6%	(46.5)%
Loss and loss expense ratio	55.2%	62.0%	48.4%
Policy acquisition cost ratio	17.1%	18.4%	19.0%
Administrative expense ratio	5.2%	5.2%	5.1%
Combined ratio	77.5%	85.6%	72.5%

Net premiums written increased in 2012 due to new U.S. property treaties written in the year, improved pricing conditions in our property catastrophe business, growth in our U.S. automobile business, partially offset by lower production in the first quarter of 2012 from competitive market conditions, adherence to underwriting standards, and an LPT treaty written in the prior year. Net premiums written decreased in 2011 primarily due to competitive market conditions and lower exposures, partially offset by reductions in retrocessions.

Net premiums earned were flat in 2012 as a result of competitive market conditions. Net premiums earned decreased in 2011 primarily due to decreases in production and exposures during the year reflecting competitive market conditions, particularly in casualty and other long-tail lines.

The following tables present a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Property and all other	$194	$177	$239	9.6%	(25.9)%
Casualty	507	545	551	(7.0)%	(1.1)%
Property catastrophe	301	281	281	7.1%	—
Net premiums earned	$1,002	$1,003	$1,071	—	(6.3)%

	2012 % of Total	2011 % of Total	2010 % of Total
Property and all other	19%	18%	22%
Casualty	51%	54%	51%
Property catastrophe	30%	28%	27%
Net premiums earned	100%	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	2012	2011	2010
Loss and loss expense ratio, as reported	55.2%	62.0%	48.4%
Catastrophe losses and related reinstatement premiums	(11.1)%	(18.0)%	(8.4)%
Prior period development	6.3%	7.7%	10.0%
Loss and loss expense ratio, adjusted	50.4%	51.7%	50.0%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $116 million in 2012, compared with $183 million in 2011 and $91 million in 2010. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and other North American weather-related events. Catastrophe losses in 2011 were primarily from earthquakes in Japan and New Zealand, and weather-related events in the U.S. Catastrophe losses in 2010 were primarily from storms in Australia and the earthquake in New Zealand. Net favorable prior period development was $61 million in 2012, compared with $71 million in 2011 and $106 million in 2010 (2012 and 2011 are net of $4 million and $13 million, respectively, of unfavorable premium adjustments to loss sensitive treaties). Refer to “Prior Period Development” for additional information.

The adjusted loss and loss expense ratio decreased in 2012 due to an increase in lower loss ratio property catastrophe business and from the favorable impact of an LPT treaty written in 2011, partially offset by the impact of the new medical malpractice LPT written in 2012 and unfavorable current accident year loss experience. The adjusted loss and loss expense ratio increased in 2011 due to a full year of earnings on a workers' compensation treaty and a medical malpractice LPT treaty, both with high loss ratios.

The policy acquisition cost ratio decreased in 2012 from the impact of a medical malpractice LPT treaty which did not generate acquisition costs, favorable profit commission accruals on the catastrophe retrocession contract, and net favorable adjustments on loss sensitive contract provisions. The policy acquisition cost ratio decreased in 2011 as a result of lower commissions in our U.S. operations, primarily due to additional earned premium from a significant workers' compensation treaty first written in mid-2010 and a medical malpractice LPT treaty, both of which did not generate acquisition costs, as well as the favorable impact of the change in the mix of business earned. These lower commissions were partially offset by reductions in catastrophe retrocession profit commissions.

The administrative expense ratio was flat in 2012. The administrative expense ratio was relatively flat in 2011 as lower administrative expenses were offset by a decrease in net premiums earned.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net premiums written	$1,979	$1,913	$1,647	3.4%	16.2%
Net premiums earned	1,916	1,859	1,629	3.1%	14.1%
Losses and loss expenses	611	593	528	3.0%	12.3%
Policy benefits	521	401	357	29.9%	12.3%
(Gains) losses from fair value changes in separate account assets(1)	(29)	36	—	NM	NM
Policy acquisition costs	334	339	306	(1.5)%	10.8%
Administrative expenses	328	317	246	3.5%	28.9%
Net investment income	251	226	174	11.1%	29.9%
Life underwriting income	402	399	366	0.8%	9.0%
Net realized gains (losses)	(72)	(806)	(192)	(91.1)%	NM
Interest expense	12	11	3	9.1%	NM
Other (income) expense(1)	25	26	26	(3.8)%	—
Income tax expense	58	50	59	16.0%	(15.3)%
Net income (loss)	$235	$(494)	$86	NM	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life's net premiums written and deposits collected on universal life and investment contracts for the periods indicated:

				% Change
(in millions of U.S. dollars, except for percentages)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
A&H	$1,011	$996	$1,014	1.5%	(1.8)%
Life insurance	654	573	275	14.1%	108.4%
Life reinsurance	314	344	358	(8.7)%	(3.9)%
Net premiums written (excludes deposits below)	$1,979	$1,913	$1,647	3.4%	16.2%

Deposits collected on universal life and investment contracts	$611	$503	$257	21.5%	95.7%

A&H net premiums written increased in 2012 due to a catch-up in premium registrations and growth in certain program business, partially offset by decreases in net premiums written due to the continuing effects on the economy resulting in lower new business and renewals. A&H net premiums written decreased in 2011 due to the effects of the economy resulting in lower new business. Life insurance net premiums written increased in 2012 and 2011 primarily due to growth in our Asian markets. Life reinsurance net premiums written decreased in 2012 and 2011 because there is no new life reinsurance business currently being written.

Deposits collected on universal life and investment contracts are properly not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. The increase in deposits collected in 2012 and 2011 is primarily due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2012, realized losses were associated with a decrease in the value of derivative instruments, which decrease in value when the S&P 500 index increases. These realized losses were substantially offset by realized gains resulting from a net decrease in the value of GLB liabilities; this decrease was primarily due to rising equity levels and a weakening yen, partially offset by an increased value of GLB liabilities due to falling interest rates and the unfavorable impact of discounting future claims for one less year.  During 2011, realized losses were associated with an increased value of GLB liabilities due to falling interest rates, falling international equity markets, and the annual collection of premium. During 2010, realized losses were associated with an increase in the value of GLB liabilities due to falling interest rates and the annual collection of premium, partially offset by a decreased value of GLB liabilities due to rising equity levels and model enhancements. In addition, we experienced a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

____________________________________________________________________________________________________________
Net Investment Income

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Fixed maturities	$2,134	$2,196	$2,071
Short-term investments	28	43	34
Equity securities	34	36	26
Other	104	62	44
Gross investment income	2,300	2,337	2,175
Investment expenses	(119)	(95)	(105)
Net investment income	$2,181	$2,242	$2,070
Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 2.8 percent in 2012 compared with 2011 primarily due to lower reinvestment rates, higher investment expenses, and the negative impact of foreign exchange, partially offset by positive operating cash flows, higher private equity fund distributions, and the income benefit of an insurance contract classified as a deposit. Net investment income increased 8.3 percent in 2011 compared with 2010 resulting from a higher overall average invested asset base from acquisitions and higher private equity fund distributions, partially offset by lower yields on new investments.
The investment portfolio’s average market yield on fixed maturities was 2.3 percent, 3.1 percent, and 3.6 percent at December 31, 2012, 2011, and 2010, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.
The 1.2 percent yield on short-term investments reflects the global nature of our insurance operations. For example, yields on short-term investments in Malaysia, Korea, and Ecuador range from 3.0 percent to 4.4 percent.
The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. The preferred equity securities and strategic emerging debt portfolio represent approximately 70 percent of our equity securities portfolio.
The following table shows the return on average invested assets:

	Years Ended December 31
(in millions of U.S. dollars, except for percentages)	2012	2011	2010
Average invested assets	$55,665	$52,093	$48,044
Net investment income	$2,181	$2,242	$2,070
Return on average invested assets	3.9%	4.3%	4.3%

_______________________________________________________________________________________________________
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
The following tables present our pre-tax net realized and unrealized gains (losses) as well as a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Year Ended December 31, 2012			Year Ended December 31, 2011
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$230	$1,005	$1,235	$164	$480	$644
Fixed income derivatives	(6)	—	(6)	(143)	—	(143)
Total fixed maturities	224	1,005	1,229	21	480	501
Public equity	4	61	65	9	(47)	(38)
Private equity	(7)	49	42	(3)	22	19
Other	3	5	8	(22)	(7)	(29)
Subtotal	224	1,120	1,344	5	448	453
Derivatives
Fair value adjustment on insurance derivatives	171	—	171	(779)	—	(779)
S&P put option and futures	(297)	—	(297)	(4)	—	(4)
Fair value adjustment on other derivatives	(4)	—	(4)	(4)	—	(4)
Subtotal derivatives	(130)	—	(130)	(787)	—	(787)
Foreign exchange losses	(16)	—	(16)	(13)	—	(13)
Total gains (losses)	$78	$1,120	$1,198	$(795)	$448	$(347)

	Year Ended December 31, 2012			Year Ended December 31, 2011
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities	$(25)	$255	$230	$(46)	$210	$164
Public equity	(5)	9	4	(1)	10	9
Private equity	(7)	—	(7)	(3)	—	(3)
Other	—	3	3	—	(22)	(22)
Total	$(37)	$267	$230	$(50)	$198	$148
Our net realized gains (losses) for the year ended December 31, 2012, included write-downs of $37 million as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $50 million in 2011.

At December 31, 2012, our investment portfolios held by U.S. legal entities included approximately $32 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $11 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $4 million at December 31, 2012. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

____________________________________________________________________________________________________
Other (Income) and Expense Items

	Years Ended December 31
(in millions of U. S. dollars)	2012	2011	2010
Equity in net (income) loss of partially-owned entities	$(80)	$(32)	$(75)
Amortization of intangible assets	51	29	9
(Gains) losses from fair value changes in separate account assets	(29)	36	—
Federal excise and capital taxes	22	20	19
Acquisition-related costs	11	5	14
Other	19	23	23
Other (income) expense	$(6)	$81	$(10)

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

____________________________________________________________________________________________________
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
The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years at December 31, 2012 and 3.7 years at December 31, 2011. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.2 billion at December 31, 2012.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2012		December 31, 2011
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$47,306	$44,666	$41,967	$40,450
Fixed maturities held to maturity	7,633	7,270	8,605	8,447
Short-term investments	2,228	2,228	2,301	2,301
	57,167	54,164	52,873	51,198
Equity securities	744	707	647	671
Other investments	2,716	2,465	2,314	2,112
Total investments	$60,627	$57,336	$55,834	$53,981
The fair value of our total investments increased $4.8 billion during the year ended December 31, 2012, primarily due to the investing of operating cash flows and unrealized appreciation.
The following tables show the market value of our fixed maturities and short-term investments at December 31, 2012 and 2011. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2012		December 31, 2011
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,794	5%	$2,361	5%
Agency	2,024	4%	1,725	3%
Corporate and asset-backed securities	18,983	33%	17,030	32%
Mortgage-backed securities	12,589	22%	13,237	25%
Municipal	3,872	7%	2,888	6%
Non-U.S.	14,677	25%	13,331	25%
Short-term investments	2,228	4%	2,301	4%
Total	$57,167	100%	$52,873	100%
AAA	$9,285	16%	$9,284	18%
AA	22,014	39%	20,562	39%
A	10,760	19%	10,106	19%
BBB	6,591	12%	6,152	12%
BB	4,146	7%	3,755	7%
B	3,846	6%	2,428	4%
Other	525	1%	586	1%
Total	$57,167	100%	$52,873	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education and utilities (water, power, and sewers). As of December 31, 2012, the state of California, including political subdivisions and other municipal issuers within the state, represented approximately 16 percent of our Municipal investments. A majority of the single state exposure represents special revenue bonds. Over 70 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 42 percent and 58 percent between general obligation and special revenue bonds, respectively.

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
Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 76 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is A and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2012:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,068	$1,041
Canada	948	921
Republic of Korea	587	535
Germany	397	389
Japan	367	366
France	307	295
Province of Ontario	231	220
Federative Republic of Brazil	229	222
Kingdom of Thailand	220	217
Province of Quebec	171	161
Commonwealth of Australia	161	148
State of Queensland	149	139
Federation of Malaysia	132	132
Swiss Confederation	120	113
People's Republic of China	119	116
United Mexican States	110	102
State of New South Wales	87	82
Taiwan	80	78
Socialist Republic of Vietnam	63	61
Russian Federation	55	53
State of Victoria	54	50
Republic of Indonesia	53	50
Republic of Colombia	47	45
Arab Republic of Egypt	43	41
Dominion of New Zealand	42	41
Other Non-U.S. Government(1)	726	688
Non-U.S. Government Securities	6,566	6,306
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)	2,356	2,219
Other Non-U.S. Corporate	5,755	5,403
Total	$14,677	$13,928

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain. Our gross and net Eurozone Non-U.S. Government securities exposure is the same.

(2)	Refer to the following table for further detail on Eurozone Non-U.S. Corporate securities. Our gross and net Eurozone Non-U.S. Corporate securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at December 31, 2012:

	Market Value by Industry					Amortized Cost
(in millions of U.S. dollars)	Bank	Financial	Industrial	Utility	Total
Netherlands	$183	$156	$343	$145	$827	$772
France	115	36	150	159	460	437
Luxembourg	10	5	225	100	340	320
Germany	227	1	65	8	301	287
Euro Supranational	200	—	—	—	200	191
Ireland	12	2	96	15	125	115
Finland	26	—	10	3	39	37
Belgium	3	—	31	—	34	31
Austria	19	—	3	1	23	22
Spain	6	—	—	—	6	6
Portugal	—	—	1	—	1	1
Eurozone Non-U.S. Corporate Securities	$801	$200	$924	$431	$2,356	$2,219

The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at December 31, 2012:

(in millions of U.S. dollars)	Market Value	Amortized Cost
European Investment Bank	$167	$160
KFW	146	139
Rabobank Nederland NV	112	102
Bank Nederlandse Gemeenten	35	34
Credit Agricole Groupe	33	32
BNP Paribas SA	31	29
Erste Abwicklungsanstalt	24	23
Groupe BPCE	23	22
Nordea Bank AB	23	22
Societe Generale SA	20	19
The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at December 31, 2012:

(in millions of U.S. dollars)	Market Value	Amortized Cost
ING Groep NV	$94	$89
Electricite de France SA	92	87
Intelsat SA	82	78
Royal Dutch Shell PLC	75	71
Deutsche Telekom AG	72	64
LyondellBasell Industries NV	57	49
France Telecom SA	43	40
Gazprom OAO	40	36
General Electric Co	35	32
NIBC Holding NV	33	32

The table below summarizes our largest exposures to corporate bonds by market value at December 31, 2012:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$455
General Electric Co	438
Goldman Sachs Group Inc	366
Citigroup Inc	348
Bank of America Corp	310
Morgan Stanley	289
Verizon Communications Inc	267
Wells Fargo & Co	266
AT&T INC	217
HSBC Holdings Plc	215
Comcast Corp	166
Mondelez International Inc	165
Anheuser-Busch InBev NV	147
BP Plc	130
Time Warner Cable Inc	128
Duke Energy Corp	126
Royal Bank of Scotland Group Plc	125
Barclays Plc	124
Pfizer Inc	122
Philip Morris International Inc	116
Credit Suisse Group	115
Rabobank Nederland NV	112
American Express Co	111
UBS AG	109
Enterprise Products Partners LP	106

___________________________________________________________________________________________________
Mortgage-backed securities
Additional details on the mortgage-backed component of our investment portfolio at December 31, 2012, are provided below:

Mortgage-backed securities Market Value

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Agency residential mortgage-backed (RMBS)	$—	$10,637	$—	$—	$—	$10,637
Non-agency RMBS	108	16	36	26	395	581
Commercial mortgage-backed	1,338	14	12	7	—	1,371
Total mortgage-backed securities	$1,446	$10,667	$48	$33	$395	$12,589
Mortgage-backed securities Amortized Cost

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Agency RMBS	$—	$10,188	$—	$—	$—	$10,188
Non-agency RMBS	107	16	35	26	425	609
Commercial mortgage-backed	1,255	12	9	6	—	1,282
Total mortgage-backed securities	$1,362	$10,216	$44	$32	$425	$12,079
Our mortgage-backed securities are rated predominantly AA and comprise 22 percent of our fixed income portfolio. This compares with a 32 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at December 31, 2012. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.
Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 95 percent of our total RMBS portfolio. Our non-agency RMBS are backed primarily by prime collateral and are broadly diversified in over 42,000 loans. This portfolio’s original loan-to-value ratio is approximately 67 percent with an average Fair Isaac Corporation (FICO) score of 732. With this conservative loan-to-value ratio and subordinated collateral of six percent, the cumulative 5-year foreclosure rate would have to rise to 17 percent before principal is significantly impaired. The foreclosure rate of our non-agency RMBS portfolio at December 31, 2012 was seven percent.
Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 13,000 loans with 30 percent of the portfolio issued before 2006 and 50 percent issued after 2009. The average loan-to-value ratio is approximately 64 percent with a debt service coverage ratio in excess of 1.9 and weighted-average subordinated collateral of 30 percent. The cumulative foreclosure rate would have to rise to 43 percent before principal is impaired. The foreclosure rate of our CMBS portfolio at December 31, 2012 was 1.8 percent.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At December 31, 2012, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,000 issuers, with the greatest single exposure being $97 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

__________________________________________________________________________________________________________
Reinsurance recoverable on ceded reinsurance
The following table presents a composition of our reinsurance recoverable for the periods indicated:

(in millions of U.S. dollars)	December 31 2012	December 31 2011
Reinsurance recoverable on unpaid losses and loss expenses (1)	$11,399	$11,602
Reinsurance recoverable on paid losses and loss expenses (1)	679	787
Net reinsurance recoverable on losses and loss expenses	$12,078	$12,389
Reinsurance recoverable on policy benefits	$241	$249

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately of $2.5 billion and $2.8 billion of collateral at December 31, 2012 and 2011, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to collections relating to prior period catastrophe events and run-off operations and favorable prior period development, partially offset by increases in crop balances and Superstorm Sandy losses.

__________________________________________________________________________________________________________
Asbestos and environmental (A&E) and other run-off liabilities
Included in ACE's liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of ACE's A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. ACE has not assumed any such future changes in setting the value of our A&E reserves, which include provisions for both reported and IBNR claims. Refer to Note 7 to the Consolidated Financial Statements, under Item 8, for additional information.

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

The following table presents count information by account for asbestos and environmental claims for the periods indicated, for direct policies only:

	2012	2011 (1)
Asbestos (by causative agent)
Open at beginning of year	1,196	1,160
Newly reported	65	69
Closed or otherwise disposed	203	33
Open at end of year	1,058	1,196

Environmental (by site)
Open at beginning of year	3,733	3,639
Newly reported	131	147
Closed or otherwise disposed	474	53
Open at end of year	3,390	3,733
(1) 2011 Asbestos and environmental claims count have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2012.

Closed or otherwise disposed claims were significantly higher in 2012, compared with 2011, due to a review of pending cases prior to transferring claim handling responsibilities from a NICO subsidiary back to Century Indemnity Company. Refer to Note 7 to the Consolidated Financial Statements for additional information.

The following table shows our gross and net survival ratios for our A&E loss reserves and allocated loss adjustment expense (ALAE) reserves at December 31, 2012 and 2011:

	2012 Survival Ratios				2011 Survival Ratios (2)
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Asbestos	5.2	4.5	4.2	3.1	6.2	6.7	6.7	5.9
Environmental	2.5	2.1	2.7	2.0	2.9	2.9	2.5	2.2
Total	4.7	3.9	3.9	2.8	5.6	5.6	5.7	4.7
(2) 2011 Survival Ratios have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2012.

The net ratios reflect third-party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in 2012 (1 year survival ratio). The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

The 1 year and 3 year net survival ratios decreased in 2012 primarily due to several large 2012 settlement payments.

_________________________________________________________________________________________________________
Catastrophe management
We actively monitor our catastrophe risk accumulation around the world.  The following modeled loss information reflects our in-force portfolio at October 1, 2012 and reinsurance program at January 1, 2013.
The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at December 31, 2012 and 2011. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at December 31, 2012 and 2011. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1.7 billion (or six percent of our total shareholders’ equity at December 31, 2012). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately one percent.

	U.S. Hurricanes				California Earthquakes
	December 31			December 31	December 31			December 31
	2012			2011	2012			2011
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,726	6%	1.0%	$1,812	$818	3%	2.0%	$869
1-in-250	$2,293	8%	1.0%	$2,385	$1,055	4%	1.7%	$1,065
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
____________________________________________________________________________________________________
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

The following table presents ACE's coverage under its General Catastrophe Treaty for both the North American and International towers, effective for the coverage periods indicated (all dollar amounts are approximate). With respect to Tower 1 - North American, our Core Program renewed on January 1, 2013, for a period of one year. With respect to Tower 2 - International, we renewed the layers of reinsurance protection in excess of $150 million on our Core Program on July 1, 2012, for a period of one year with no significant change in coverage from the expiring program.

	Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Comments	Notes
Tower 1 - North American

	Core Program

	North America	100% retained	$0 million - $500 million	Not Applicable	Losses retained by ACE	(a)

	North America	January 2013 - December 2013	$500 million - $1.1 billion	100%	One reinstatement

	Global	January 2013 - December 2013	U.S.earthquake and hurricane $1.1 billion - $1.175 billion	100%	No reinstatement	(b)

	North America	January 2013 - December 2013	$1.1 billion - $1.2 billion	100%	All property perils other than earthquake. One reinstatement. Global layer above inures to the benefit of this layer if Global layer is not exhausted.

(a)
Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

(b)	This layer covers both U.S. and International risks. As such, it may be exhausted in one region and not available in the other.

	Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Comments	Notes
Tower 2 - International
July 1, 2012 - June 30, 2013 Program (unless otherwise noted)

	Core Program

	International	100% retained	$0 million - $150 million	Not Applicable	Losses retained by ACE	(c)

	International (including Alaska and Hawaii)	July 2012 - June 2013	$150 million - $300 million	100%	One reinstatement

	International (including Alaska and Hawaii)	July 2012 - June 2013	$300 million - $450 million	100%	One reinstatement. Covers all perils Europe and worldwide earthquake exposure (excludes contiguous U.S.).

	International (including Alaska and Hawaii)	July 2012 - June 2013	$450 million - $500 million	100%	One reinstatement

	International (including Alaska and Hawaii)	July 2012 - June 2013	$500 million - $550 million	100%	One reinstatement

	Global	January 2013 - December 2013	Outside U.S. $400 million - $475 million or $550 million - $625 million	100%	No reinstatement $400 million attachment - all perils other than earthquake and outside of Europe $550 million attachment - Europe all perils and earthquake outside U.S.	(d)

(c)
Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs, certain other catastrophe programs purchased by individual business units, and territories and regions around the world.

(d)	This layer covers both U.S. and International risks. As such, it may be exhausted in one region and not available in the other.

__________________________________________________________________________________________________________
Political Risk, Trade Credit, and Structured Trade Credit
Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in developing markets. We participate in this market through our wholly owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based AGM operation. Sovereign is one of the world's leading underwriters of political risk insurance and has a global portfolio spread across more than 100 countries. Its clients include financial institutions, national export credit agencies, leading multilateral agencies, and multinational corporations. AGM writes political risk, trade credit, and structured trade credit business out of underwriting offices in London, England; Hamburg, Germany; New York, New York and Los Angeles, California, in the U.S.; and Singapore.

Our political risk insurance provides protection to commercial lenders against defaults on cross border loans, insulates investors against equity losses, and protects exporters against defaults on contracts. Commercial lenders, our largest client segment, are covered for missed scheduled loan repayments due to acts of confiscation, expropriation or nationalization by the host government, currency inconvertibility or exchange transfer restrictions, or war or other acts of political violence. In addition, in the case of loans to government-owned entities or loans that have a government guarantee, political risk policies cover scheduled payments against risks of non-payment or non-honoring of government guarantees. Equity investors and corporations receive similar coverage to that of lenders, except they are protected against financial losses, inability to repatriate dividends, and physical damage to their operations caused by covered events. Our export contracts protection provides coverage for both exporters and their financing banks against the risk of contract frustration due to government actions, including non-payment by government entities.

AGM's trade credit and structured trade credit businesses cover losses due to insolvency, protracted default, and political risk perils including export and license cancellation. It provides trade credit coverage to larger companies that have sophisticated credit risk management systems, with exposure to multiple customers and that have the ability to self-insure losses up to a certain level through excess of loss coverage. Its structured trade credit business provides coverage to trade finance banks, exporters, and trading companies, with exposure to trade-related financing instruments.

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

____________________________________________________________________________________________________________
Crop insurance
We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through a managing general agent subsidiary of Rain and Hail. We provide protection throughout the U.S. on a variety of crops and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Our crop insurance business comprises two components - Multiple Peril Crop Insurance (MPCI) and crop-hail insurance.

The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured's risk. The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance

Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third party stop-loss reinsurance for our MPCI business to reduce our exposure.

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2012, the RMA released the 2013 SRA which establishes the terms and conditions for the 2013 reinsurance year (i.e., July 1, 2012 through June 30, 2013) that replaced the 2012 SRA.  There were no significant changes in the terms and conditions.

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

Our crop-hail program is a private offering. Premium is earned on the crop-hail program over the coverage period of the policy. Given the very short nature of the growing season, most crop-hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. We use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our crop-hail exposures through the use of township liability limits, quota-share reinsurance cessions, and state stop-loss reinsurance on our net retained hail business.

__________________________________________________________________________________________________________
Liquidity
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, ACE Limited's cash flows depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends and to service debt and purchase investments.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. Should the need arise, we generally have access to capital markets and available credit facilities. Refer to “Credit Facilities” below for additional information. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2014 and 2017 and require that we maintain certain financial covenants, all of which we met at December 31, 2012. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities.

To further ensure the sufficiency of funds to settle unforeseen claims, we hold a certain amount of invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. All things being equal, in a low interest rate environment, the overall duration of our fixed maturities tends to be shorter and in a high interest rate environment, such duration tends to be longer. At December 31, 2012, the average duration of our fixed maturities (3.9 years) is less than the average expected duration of our insurance liabilities (5.0 years).

Despite our safeguards, if paid losses accelerated beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time, large uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables) or increases in collateral postings under our variable annuity reinsurance business. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investments, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2012, we were able to meet all of our obligations, including the payments of dividends on our Common Shares with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. ACE Limited received dividends of $450 million and $560 million from its Bermuda subsidiaries in 2012 and 2011, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd's. ACE Limited received no dividends from AGM in 2012 and $180 million in 2011.

The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). ACE INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from ACE INA in 2012 and 2011. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA's insurance subsidiaries to ACE INA as well as other group resources.
Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2012, 2011, and 2010.

The operating cash flows reflect net income for each period, adjusted for non-cash items and changes in working capital.

Our consolidated net cash flows from operating activities were $4.0 billion in 2012, compared with $3.5 billion in both 2011 and 2010. Net loss and loss expenses paid were $9.2 billion, $8.9 billion, and $7.4 billion in 2012, 2011, and 2010, respectively. Operating cash flows included reinsurance recoveries of $368 million, $304 million and $212 million for 2012, 2011, and 2010, respectively, from the Brandywine NICO Agreement, which was substantially exhausted as of December 31, 2012.  Refer to Note 7 to the Consolidated Financial Statements for more information.

Our consolidated net cash flows used for investing activities were $3.4 billion in 2012, compared with $3.0 billion in 2011 and $4.2 billion in 2010, respectively. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities. Cash used for investing activities also included acquisitions in 2012, 2011, and 2010. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Our consolidated net cash flows used for financing activities were $550 million in 2012 and $565 million in 2011, compared with cash flows from financing activities of $732 million in 2010. In 2012, 2011, and 2010, financing activities included dividends paid on our Common Shares of $815 million, $459 million, and $435 million, respectively. Financing cash flows included $150 million of net proceeds, net of repayments, from issuance of short-term debt in 2012 and $1.1 billion in 2010, compared with net repayments of $50 million in 2011. Financing cash flows also included share repurchases of $11 million, $195 million, and $235 million in 2012, 2011, and 2010, respectively.

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

In the current low-interest rate environment, we utilize reverse repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At December 31, 2012, there were $1.4 billion in reverse repurchase agreements outstanding.

In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider. Each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to all participating ACE entities as needed, provided that the overall notionally pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. ACE entities may incur overdraft balances as a means to address short-term liquidity needs. Any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $300 million in the aggregate). Our syndicated letter of credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2012	2011
Short-term debt	$1,401	$1,251
Long-term debt	3,360	3,360
Total debt	4,761	4,611
Trust preferred securities	309	309
Total shareholders’ equity	27,531	24,332
Total capitalization	$32,601	$29,252
Ratio of debt to total capitalization	14.6%	15.8%
Ratio of debt plus trust preferred securities to total capitalization	15.6%	16.8%

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization have decreased due to the increase in shareholder's equity discussed below.

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
The following table reports the significant movements in our shareholders’ equity:

December 31
(in millions of U.S. dollars)	2012
Balance at beginning of year	$24,332
Net income	2,706
Change in net unrealized appreciation on investments, net of tax	918
Dividends on Common Shares	(704)
Share-based compensation expense	135
Exercise of stock options	99
Change in cumulative translation, net of tax	81
Repurchase of shares	(7)
Other movements, net of tax	(29)
Balance at end of year	$27,531

As part of our capital management program, in August 2011, our Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. In November 2012, the Board of Directors authorized an extension of this authorization through December 31, 2013. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. We repurchased $7 million, $132 million, and $303 million of Common Shares in a series of open market transactions in 2012, 2011, and 2010, respectively. At December 31, 2012, $461 million in share repurchase authorizations remained through

December 31, 2013 pursuant to the November 2010, August 2011, and November 2012 Board authorizations. As of December 31, 2012 there were 2,510,878 Common Shares in treasury with a weighted average cost of $63.44 per share. For the period January 1, 2013 through February 27, 2013, we repurchased 1,746,123 Common Shares for a total of $149 million in a series of open market transactions. As of February 27, 2013, $312 million in share repurchase authorizations remained through December 31, 2013.

Short-term debt
At December 31, 2012 and 2011, short-term debt includes reverse repurchase agreements totaling $1.4 billion and $1.3 billion, respectively.

Long-term debt
At both December 31, 2012 and 2011, our total long-term debt was $3.4 billion as described in detail in Note 9 b) and c) to the Consolidated Financial Statements.

Trust preferred securities
The securities outstanding consist of $300 million of trust preferred securities due 2030, issued by a special purpose entity (a trust) that is wholly owned by us. The sole assets of the special purpose entity are debt instruments issued by one or more of our subsidiaries. The special purpose entity looks to payments on the debt instruments to make payments on the preferred securities. We have guaranteed the payments on these debt instruments. The trustees of the trust include one or more of our officers and at least one independent trustee, such as a trust company. Our officers serving as trustees of the trust do not receive any compensation or other remuneration for their services in such capacity. The full $309 million of outstanding trust preferred securities (calculated as $300 million as discussed above plus our equity share of the trust) is shown on our consolidated balance sheets as a liability. Additional information with respect to the trust preferred securities is contained in Note 9 d) to the Consolidated Financial Statements.

Common Shares
Our Common Shares had a par value of CHF 28.89 each at December 31, 2012.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Following ACE's redomestication to Switzerland in July 2008 through March 2011, dividends were distributed by way of a par value reduction. At the May 2011 annual general meeting, our shareholders approved dividend distributions from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings.

In November 2011, the Board of Directors recommended that our shareholders approve a resolution to increase our quarterly dividend 34 percent from $0.35 per share to $0.47 per share for the payment made on January 31, 2012 and the payment made on April 20, 2012. This proposed increase was approved by our shareholders at the January 9, 2012 Extraordinary General Meeting.

At the May 2012 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $1.96 per share, or CHF 1.80 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2012.

The annual dividend is payable in four quarterly installments, with each installment equaling $0.49 per share, provided that the Swiss franc equivalent of that amount per share (based on the then-current USD/CHF exchange rate), taken together with the Swiss franc equivalents of all other installments of this annual dividend, will not exceed 150 percent of CHF 1.80 per share (the aggregate distribution cap). If the Swiss franc equivalent of an upcoming dividend installment would cause the aggregate distribution cap to be exceeded, then that dividend installment will be reduced to equal the Swiss franc amount remaining available under the aggregate distribution cap, and the U.S. dollar amount distributed for that installment will be the then applicable U.S. dollar equivalent of the remaining Swiss franc amount. Dividend distributions on Common Shares amounted to CHF 1.91 ($2.06) per share for the year ended December 31, 2012 (including par value reductions of CHF 1.38 per share).

__________________________________________________________________________________________________________
Contractual Obligations and Commitments
The table below presents our contractual obligations and commitments including our payments due by period at December 31, 2012:

	Payments Due By Period
			2014	2016
(in millions of U.S. dollars)	Total	2013	and 2015	and 2017	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities	$831	$41	$62	$37	$691
Purchase obligations	304	119	134	51	—
Limited partnerships – funding commitments	1,191	367	574	250	—
Operating leases	501	91	148	111	151
Short-term debt	1,401	1,401	—	—	—
Long-term debt	3,363	—	1,650	500	1,213
Trust preferred securities	309	—	—	—	309
Interest on debt obligations	1,692	208	352	245	887
Total obligations in which payment amounts are determinable from the respective contracts	9,592	2,227	2,920	1,194	3,251
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,946	9,158	9,585	5,621	13,582
Estimated payments for future life and annuity policy benefits	11,745	355	716	712	9,962
Total contractual obligations and commitments	$59,283	$11,740	$13,221	$7,527	$26,795

The above table excludes the following items:

Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements for additional information.

Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $26 million at December 31, 2012. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the consolidated statements of operations. At December 31, 2012, we had $12 million in liabilities for income tax-related interest and penalties in our consolidated balance sheets. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above.

Deposit liabilities
Deposit liabilities include reinsurance deposit liabilities of $283 million and contract holder deposit funds of $548 million at December 31, 2012. The reinsurance deposit liabilities arise from contracts we sold for which there is not a significant transfer of risk. At contract inception, the deposit liability is equal to net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the term of the contract. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Any resulting changes to the amount of the deposit liability are reflected as an adjustment to earnings to reflect the cumulative effect on the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term. Additional information with respect to deposit liabilities is contained in Note 1 k) to the Consolidated Financial Statements.

Purchase obligations
We are party to enforceable and legally binding agreements to purchase certain services. Purchase obligations in the table primarily comprise audit fees and agreements with vendors to purchase system software administration and maintenance services.

Limited partnerships - funding commitments
In connection with our investments in limited partnerships, we have commitments that may require funding over the next several years. The timing of the payment of these commitments is uncertain and will differ from our estimated timing in the table.

Operating lease commitments
We lease office space in most countries in which we operate under operating leases that expire at various dates through February 2033. We renew and enter into new leases in the ordinary course of business as required.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2012, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates.

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
____________________________________________________________________________________________________________
Credit Facilities
As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). In addition, AGM is required to satisfy certain U.S. regulatory trust fund requirements which can be met by the issuance of LOCs. LOCs may also be used for general corporate purposes and to provide underwriting capacity as funds at Lloyd's.

The following table shows our main credit facilities by credit line, usage, and expiry date at December 31, 2012:

(in millions of U.S. dollars)	Credit Line(1)	Usage	Expiry Date
Syndicated Letter of Credit Facility	$1,000	$619	Nov. 2017
Bilateral Letter of Credit Facility	500	500	June 2014
Funds at Lloyds's Capital Facilities(2)	425	400	Dec. 2017
Total	$1,925	$1,519

(1)	Certain facilities are guaranteed by ACE Limited.

(2)	Supports ACE Global Markets underwriting capacity for Lloyd's Syndicate 2488 (see discussion below).

In November 2012, we renewed our syndicated letter of credit facility used for working capital and other general corporate purposes. This agreement provides up to $1 billion of availability (adjustable to $1.5 billion upon consent of the issuers) for letters of credit, of which up to $300 million may be used for revolving loans. This facility replaces the $1 billion syndicated letter of credit facility and $500 million unsecured revolving credit facility that expired in November 2012.

In November 2012, we amended the LOC facility agreements supporting AGM underwriting capacity for Syndicate 2488 which increased the aggregate amount of LOCs permitted to be issued from $400 million to $425 million and extended the expiry date from December 2015 to December 2017.  We will continue to use most of the LOCs issued under the LOC agreements primarily to support the ongoing Funds at Lloyd's requirements of Syndicate 2488, but also for other general corporate purposes.

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

The facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2012. These covenants include:

(i)
Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $17.5 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

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

At December 31, 2012, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $17.8 billion and our actual consolidated net worth as calculated under that covenant was $24.9 billion and (b) our ratio of debt to total capitalization was 0.146 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

Our failure to comply with the covenants under any credit facility would, subject to grace periods in the case of certain covenants, result in an event of default. This could require us to repay any outstanding borrowings or to cash collateralize LOCs under such facility. Our failure to repay material financial obligations, as well as our failure with respect to certain other events expressly identified, would result in an event of default under one or more of the facilities.

____________________________________________________________________________________________________________
Ratings
ACE Limited and its subsidiaries are assigned credit and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody's, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our internet site, www.acegroup.com, also contains some information about our ratings, which can be found under the Investor Information tab but such information on our website is not incorporated by reference into this report.

Financial strength ratings reflect the rating agencies' opinions of a company's claims paying ability. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents, and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell, or hold securities.

Credit ratings assess a company's ability to make timely payments of principal and interest on its debt.

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the AGM capital facility requires that collateral be posted if the S&P public debt rating of ACE falls below BBB+. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of ACE fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2012, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

____________________________________________________________________________________________________________
Recent accounting pronouncements
Refer to Note 1 to the Consolidated Financial Statements. for a discussion of new accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on shareholders' equity and comprehensive income and in certain instances, Net income. From time to time, we also use investment derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2012 and 2011, our notional exposure to investment derivative instruments was $7.1 billion and $14.8 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. In addition, as part of our investing activity, we purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.
The following is a discussion of our primary market risk exposures at December 31, 2012. Our policies to address these risks in 2012 were not materially different from 2011. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
Interest rate risk - fixed income portfolio and debt obligations
Our fixed income portfolio and debt obligations have exposure to interest rate risk. Changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our insurance reserves and debt obligations. We monitor this exposure through periodic reviews of our asset and liability positions.

The following table presents the impact at December 31, 2012 and 2011, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2012	2011
Fair value of fixed income portfolio	$57.2	$52.9
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$2.2	$1.9
As a percentage of total fixed income portfolio at fair value	3.9%	3.7%

Changes in interest rates will have an immediate effect on Comprehensive income and Shareholders' equity but will not ordinarily have an immediate effect on Net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to prepayment options available. For these reasons, actual results could differ from those reflected in the tables.
Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our consolidated financial statements.

The following table presents the impact at December 31, 2012 and 2011, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2012	2011
Fair value of debt obligations	$5,763	$5,478
Impact of 100 bps decrease in interest rates:
In dollars	$199	$252
As a percentage of total debt obligations at fair value	3.5%	4.6%

Equity price risk - equity portfolio
Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. In addition, we attain exposure to the equity markets through the use of derivative instruments, which also have exposure to price risk. Our global equity portfolio, excluding our preferred equity securities and strategic emerging debt portfolio, is correlated with the MSCI World Index and changes in that index would approximate the impact on our portfolio. Our international equity portfolio has exposure to a broad range of non-U.S. equity markets.

The following table presents more information on our exposure to equity price risk at December 31, 2012 and 2011:

(in millions of U.S. dollars)	2012	2011
Fair value of equity securities	$744	$647
Pre-tax impact of 10 percent decline in market prices for equity exposures	$74	$65

Changes in the fair value of our equity portfolio are recorded as unrealized appreciation (depreciation) and are included as a separate component of Accumulated other comprehensive income in Shareholders' equity.

Foreign currency exchange rate risk
Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign currency exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign currency exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign currency exchange rate risk for us are the British pound sterling, the euro, the yen, the Canadian dollar, and the Australian dollar.

The following table presents more information on our exposure to foreign exchange rate risk at December 31, 2012 and 2011:

(in millions of U.S. dollars, except for percentages)	2012	2011
Fair value of net assets denominated in foreign currencies	$5,212	$3,506
As a percentage of total net assets	18.9%	14.4%
Pre-tax impact on shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$470	$339
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
At December 31, 2012, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the year ended December 31, 2012, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at December 31, 2012, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending December 31, 2012.
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
The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at December 31, 2012 and show the sensitivity, at December 31, 2012, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.
The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until 2013 or later). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the first quarter 2013 to various changes, it is necessary to assume an additional $30 million to $60 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$606	$348	$34	$(351)	$(793)	$(1,292)
	Increase/(decrease) in hedge value	(239)	(8)	226	463	703	947
	Increase/(decrease) in net income	$367	$340	$260	$112	$(90)	$(345)
Flat	(Increase)/decrease in Gross FVL	$319	$—	$(389)	$(838)	$(1,340)	$(1,884)
	Increase/(decrease) in hedge value	(236)	(4)	230	468	709	953
	Increase/(decrease) in net income	$83	$(4)	$(159)	$(370)	$(631)	$(931)
-100 bps	(Increase)/decrease in Gross FVL	$(110)	$(504)	$(960)	$(1,469)	$(2,015)	$(2,584)
	Increase/(decrease) in hedge value	(234)	(1)	234	473	714	959
	Increase/(decrease) in net income	$(344)	$(505)	$(726)	$(996)	$(1,301)	$(1,625)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	--100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$145	$(152)	$(3)	$—	$(22)	$20
	Increase/(decrease) in hedge value	—	—	—	—	(1)	(8)
	Increase/(decrease) in net income	$145	$(152)	$(3)	$—	$(23)	$12

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$35	$17	$(18)	$(36)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$35	$17	$(18)	$(36)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$380	$209	$(251)	$(554)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$380	$209	$(251)	$(554)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(344)	$(197)	$245	$545
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(344)	$(197)	$245	$545
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
Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from December 31, 2012 market levels and includes the impact of an adjustment to the hedge portfolio made subsequent to that date.
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
Variable Annuity Net Amount at Risk

a) Reinsurance covering the GMDB risk only
The table below presents the net amount at risk at December 31, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$1,068	$1,314	$1,853	$2,187	$2,112	$1,798
Claims at 100% immediate mortality	702	495	333	303	272	242
At December 31, 2012 and 2011 the net amount at risk from reinsurance programs covering the GMDB risk only was $1.3 billion and $1.8 billion, respectively.
For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2012 and 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at December 31, 2012 was approximately $495 million. This takes into account all applicable reinsurance treaty claim limits.
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

b) Reinsurance covering the GLB risk only
The table below presents the net amount at risk at December 31, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$154	$445	$1,073	$1,872	$2,478	$2,625
At December 31, 2012 and 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $445 million and $380 million, respectively.
For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2012 and 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

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
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
The table below presents the net amount at risk at December 31, 2012 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$77	$116	$161	$203	$242	$285
GLB net amount at risk	270	655	1,233	1,866	2,386	2,684
Claims at 100% immediate mortality	312	640	959	1,192	1,390	1,581
At December 31, 2012 and 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $116 million and $182 million, respectively.
At December 31, 2012 and 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $655 million and $998 million, respectively.
These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.
In addition, the table presents the total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at December 31, 2012. This takes into account all applicable reinsurance treaty claim limits. Although this calculation shows an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero in this scenario.
For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2012 and 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 percent and 2.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or any disagreements with, accountants on accounting and financial disclosure within the two years ended December 31, 2012.

ITEM 9A. Controls and Procedures

ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2012. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in ACE’s internal controls over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting. ACE's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on page F-4.

ITEM 9B. Other Information

Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors”, “Corporate Governance - Director Independence and Other Information,” “Corporate Governance - Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2012?”, “Corporate Governance - How Are Directors Nominated?”, and “Corporate Governance - The Committees of the Board - The Audit Committee” of the definitive proxy statement for the 2013 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the 2013 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled “Approval of ACE Limited 2004 Long-Term Incentive Plan as Amended Through the Sixth Amendment” and “Information About our Share Ownership” of the definitive proxy statement for the 2013 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance - What Related Person Transactions Do We Have?”, and “Corporate Governance - Director Independence and Other Information” of the definitive proxy statement for the 2013 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Election of Auditors - Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2013” of the definitive proxy statement for the 2013 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	December 20, 2012

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 15, 2012

4.1	Articles of Association of the Company, as amended and restated	8-K	4	December 20, 2012

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 15, 2012

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-3/A	4.5	August 12, 1999

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

10.1	Agreement and Plan of Merger by and among Rain and Hail Insurance Service, Inc., Steve C. Harms, as shareholders' representative, ACE American Insurance Company, Raha Iowa Acquisition Corp. and ACE Limited	10-Q	10.1	November 8, 2010

10.2*	Form of Indemnification Agreement between the Company and individuals who became directors of the Company after the Company's redomestication to Switzerland	10-Q	10.1	August 6, 2010

10.3*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007

10.4*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008	10-K	10.2	February 27, 2009

10.5	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and Lloyds TSB Bank PLC				X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.6	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and Lloyds TSB Bank PLC	10-K	10.5	February 25, 2011

10.7	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and ING Bank N.V., London Branch				X

10.8	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and ING Bank N.V., London Branch	10-K	10.6	February 25, 2011

10.9	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Bank of Tokyo-Mitsibushi UFJ, Ltd., New York Branch				X

10.10	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Bank of Tokyo-Mitsibushi UFJ, Ltd., New York Branch	10-K	10.7	February 25, 2011

10.11	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Royal Bank of Scotland PLC				X

10.12	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Royal Bank of Scotland PLC	10-K	10.8	February 25, 2011

10.13
Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank
					X

10.14*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.15*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.16*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10. 1	May 10, 2004

10.17*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.18*	Employment Terms dated February 25, 2005, between ACE Limited and Robert Cusumano	10-K	10.21	March 1, 2007

10.19*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.20*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.21*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.22*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.23*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.24*	Description of Directors Compensation	10-Q	10.2	November 3, 2011

10.25*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.26*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.27*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.28*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.29*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.30*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.31*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.32*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.33*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.34*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.35*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.36*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.37*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000

10.38*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.39*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.40*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.41*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.42*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.43*	Board of Directors Resolution Amending Option Awards for Gary Stuart	10-Q	10.2	May 8, 2009

10.44*	ACE Limited 1995 Long-Term Incentive Plan (as amended through the Third Amendment)	10-K	10.33	March 1, 2007

10.45*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.46*	ACE Limited 1999 Replacement Long-Term Incentive Plan	10-Q	10.1	November 15, 1999

10.47*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.48*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.49*	Revised Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	November 8, 2006

10.50*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009
.
10.51*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.52*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.53*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.3	September 13, 2004

10.54*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	November 8, 2006

10.55*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.56*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.57*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.58*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.59*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.60*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.61*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.62*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.63*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.64*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

10.65*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.66*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.67*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.68*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.69*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.70*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

10.71*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

10.72*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-K	10.72	February 24, 2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.73	Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007

10.74	First Amendment and Waiver dated July 10, 2008, to the Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.6	July 16, 2008

10.75	Letter of Credit Agreement for $500,000,000, dated June 16, 2009, among ACE Limited, and Deutsche Bank, New York Branch	10-Q	10.1	August 7, 2009

12.1	Ratio of earnings to fixed charges and preferred share dividends calculation				X

21.1	Subsidiaries of the Company				X

23.1	Consent of PricewaterhouseCoopers LLP				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101
The following financial information from ACE Limited's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i)  Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011, and 2010; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (v) Notes to the Consolidated Financial Statements
X
* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/s/ Philip V. Bancroft
Philip V. Bancroft Chief Financial Officer

February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	President, Chairman, Chief Executive	February 28, 2013
Evan G. Greenberg	Officer; Director

/s/ Philip V. Bancroft	Chief Financial Officer	February 28, 2013
Philip V. Bancroft	(Principal Financial Officer)

/s/ Paul B. Medini	Chief Accounting Officer	February 28, 2013
Paul B. Medini	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 28, 2013
Michael G. Atieh

/s/ Mary A. Cirillo	Director	February 28, 2013
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 28, 2013
Michael P. Connors

/s/ Robert M. Hernandez	Director	February 28, 2013
Robert M. Hernandez

/s/ Peter Menikoff	Director	February 28, 2013
Peter Menikoff

Signature	Title	Date

/s/ Leo F. Mullin	Director	February 28, 2013
Leo F. Mullin

/s/ Thomas J. Neff	Director	February 28, 2013
Thomas J. Neff

/s/ Robert Ripp	Director	February 28, 2013
Robert Ripp

/s/ Eugene B. Shanks, Jr.	Director	February 28, 2013
Eugene B. Shanks, Jr.

/s/ Theodore Shasta	Director	February 28, 2013
Theodore Shasta

/s/ Olivier Steimer	Director	February 28, 2013
Olivier Steimer

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

ACE Limited
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
INTERNAL CONTROL OVER FINANCIAL REPORTING

____________________________________________________________________________________________________________
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

The Audit Committee meets with management, the independent registered public accountants and the internal auditor; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accountants and the internal auditor meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of ACE's internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

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
____________________________________________________________________________________________________________
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

As of December 31, 2012, management has evaluated the effectiveness of ACE's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that ACE's internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of ACE's internal controls over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of ACE's internal control over financial reporting as of December 31, 2012, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman, President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Internal Control Over Financial Reporting, appearing in Management's Responsibility for Financial Statements and Internal Controls Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2013

CONSOLIDATED BALANCE SHEETS
ACE Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2012	2011
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $44,666 and $40,450) (includes hybrid financial instruments of $309 and $357)	$47,306	$41,967
Fixed maturities held to maturity, at amortized cost (fair value – $7,633 and $8,605)	7,270	8,447
Equity securities, at fair value (cost – $707 and $671)	744	647
Short-term investments, at fair value and amortized cost	2,228	2,301
Other investments (cost – $2,465 and $2,112)	2,716	2,314
Total investments	60,264	55,676
Cash	615	614
Securities lending collateral	1,791	1,375
Accrued investment income	552	547
Insurance and reinsurance balances receivable	4,147	4,387
Reinsurance recoverable on losses and loss expenses	12,078	12,389
Reinsurance recoverable on policy benefits	241	249
Deferred policy acquisition costs	1,873	1,548
Value of business acquired	614	676
Goodwill and other intangible assets	4,975	4,799
Prepaid reinsurance premiums	1,617	1,541
Deferred tax assets	453	673
Investments in partially-owned insurance companies (cost – $451 and $345)	454	352
Other assets	2,871	2,495
Total assets	$92,545	$87,321
Liabilities
Unpaid losses and loss expenses	$37,946	$37,477
Unearned premiums	6,864	6,334
Future policy benefits	4,470	4,274
Insurance and reinsurance balances payable	3,472	3,542
Securities lending payable	1,795	1,385
Accounts payable, accrued expenses, and other liabilities	5,377	4,898
Income taxes payable	20	159
Short-term debt	1,401	1,251
Long-term debt	3,360	3,360
Trust preferred securities	309	309
Total liabilities	65,014	62,989
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 28.89 and CHF 30.27 par value; 342,832,412 shares issued; 340,321,534 and 336,927,276 shares outstanding)	9,591	10,095
Common Shares in treasury (2,510,878 and 5,905,136 shares)	(159)	(327)
Additional paid-in capital	5,179	5,326
Retained earnings	10,033	7,327
Accumulated other comprehensive income (AOCI)	2,887	1,911
Total shareholders’ equity	27,531	24,332
Total liabilities and shareholders’ equity	$92,545	$87,321
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
ACE Limited and Subsidiaries

For the years ended December 31, 2012, 2011 and 2010
(in millions of U.S. dollars, except per share data)	2012	2011	2010
Revenues
Net premiums written	$16,075	$15,372	$13,708
Change in unearned premiums	(398)	15	(204)
Net premiums earned	15,677	15,387	13,504
Net investment income	2,181	2,242	2,070
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(38)	(65)	(128)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	15	69
Net OTTI losses recognized in income	(37)	(50)	(59)
Net realized gains (losses) excluding OTTI losses	115	(745)	491
Total net realized gains (losses)	78	(795)	432
Total revenues	17,936	16,834	16,006
Expenses
Losses and loss expenses	9,653	9,520	7,579
Policy benefits	521	401	357
Policy acquisition costs	2,446	2,472	2,345
Administrative expenses	2,096	2,068	1,873
Interest expense	250	250	224
Other (income) expense	(6)	81	(10)
Total expenses	14,960	14,792	12,368
Income before income tax	2,976	2,042	3,638
Income tax expense	270	502	553
Net income	$2,706	$1,540	$3,085
Other comprehensive income
Unrealized appreciation	$1,350	$646	$1,526
Reclassification adjustment for Net realized (gains) losses included in net income	(234)	(173)	(632)
	1,116	473	894
Change in:
Cumulative translation adjustment	116	(5)	(7)
Pension liability	(35)	8	11
Other comprehensive income, before income tax	1,197	476	898
Income tax expense related to OCI items	(221)	(159)	(127)
Other comprehensive income	976	317	771
Comprehensive income	$3,682	$1,857	$3,856
Earnings per share
Basic earnings per share	$7.96	$4.55	$9.08
Diluted earnings per share	$7.89	$4.52	$9.04
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
ACE Limited and Subsidiaries

For the years ended December 31, 2012, 2011 and 2010
(in millions of U.S. dollars)	2012	2011	2010
Common Shares
Balance – beginning of year	$10,095	$10,161	$10,503
Net shares issued under employee share-based compensation plans	—	—	71
Exercise of stock options	—	47	30
Dividends declared on Common Shares-par value reduction	(504)	(113)	(443)
Balance – end of year	9,591	10,095	10,161
Common Shares in treasury
Balance – beginning of year	(327)	(330)	(3)
Common Shares repurchased	(7)	(132)	(303)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	175	135	(24)
Balance – end of year	(159)	(327)	(330)
Additional paid-in capital
Balance – beginning of year	5,326	5,623	5,526
Net shares redeemed under employee share-based compensation plans	(93)	(104)	(64)
Exercise of stock options	(7)	16	23
Share-based compensation expense and other	135	139	139
Funding of dividends declared to Retained earnings	(200)	(354)	—
Tax (expense) benefit on share-based compensation expense	18	6	(1)
Balance – end of year	5,179	5,326	5,623
Retained earnings
Balance – beginning of year, as reported			2,818
Cumulative effect of adjustment resulting from adoption of new accounting guidance			(116)
Balance – beginning of year, as adjusted	7,327	5,787	2,702
Net income	2,706	1,540	3,085
Funding of dividends declared from Additional paid-in capital	200	354	—
Dividends declared on Common Shares	(200)	(354)	—
Balance – end of year	10,033	7,327	5,787
Deferred compensation obligation
Balance – beginning of year	—	2	2
Decrease to obligation	—	(2)	—
Balance – end of year	$—	$—	$2
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
ACE Limited and Subsidiaries

For the years ended December 31, 2012, 2011 and 2010
(in millions of U.S. dollars)	2012	2011	2010
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of year	$1,715	$1,399	$657
Change in year, net of income tax expense of $(198), $(157), and $(152)	918	316	742
Balance – end of year	2,633	1,715	1,399
Cumulative translation adjustment
Balance – beginning of year	258	262	240
Change in year, net of income tax (expense) benefit of $(35), $1, and $29	81	(4)	22
Balance – end of year	339	258	262
Pension liability adjustment
Balance – beginning of year	(62)	(67)	(74)
Change in year, net of income tax (expense) benefit of $12, $(3) and $(4)	(23)	5	7
Balance – end of year	(85)	(62)	(67)
Accumulated other comprehensive income	2,887	1,911	1,594
Common Shares issued to employee trust
Balance – beginning of year	—	(2)	(2)
Decrease in Common Shares	—	2	—
Balance – end of year	—	—	(2)
Total shareholders’ equity	$27,531	$24,332	$22,835
 See accompanying notes to the consolidated financial statements

For the years ended December 31, 2012, 2011, and 2010
(in millions of U.S. dollars)	2012	2011	2010
Cash flows from operating activities
Net income	$2,706	$1,540	$3,085
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(78)	795	(432)
Amortization of premiums/discounts on fixed maturities	220	152	145
Deferred income taxes	(7)	15	110
Unpaid losses and loss expenses	203	43	(360)
Unearned premiums	522	9	262
Future policy benefits	158	78	48
Insurance and reinsurance balances payable	(151)	216	(172)
Accounts payable, accrued expenses, and other liabilities	(42)	39	130
Income taxes payable	(167)	39	10
Insurance and reinsurance balances receivable	335	(217)	50
Reinsurance recoverable on losses and loss expenses	372	531	626
Reinsurance recoverable on policy benefits	52	25	49
Deferred policy acquisition costs	(340)	(122)	(170)
Prepaid reinsurance premiums	(123)	(34)	(13)
Other	335	361	178
Net cash flows from operating activities	3,995	3,470	3,546
Cash flows from investing activities
Purchases of fixed maturities available for sale	(23,455)	(23,823)	(29,985)
Purchases of to be announced mortgage-backed securities	(389)	(755)	(1,271)
Purchases of fixed maturities held to maturity	(388)	(340)	(616)
Purchases of equity securities	(135)	(309)	(794)
Sales of fixed maturities available for sale	14,321	17,176	23,096
Sales of to be announced mortgage-backed securities	448	795	1,183
Sales of equity securities	119	376	774
Maturities and redemptions of fixed maturities available for sale	5,523	3,720	3,660
Maturities and redemptions of fixed maturities held to maturity	1,451	1,279	1,353
Net derivative instruments settlements	(281)	(67)	(109)
Acquisition of subsidiaries (net of cash acquired of $8, $91, and $80)	(98)	(606)	(1,139)
Other	(555)	(482)	(333)
Net cash flows used for investing activities	(3,439)	(3,036)	(4,181)
Cash flows from financing activities
Dividends paid on Common Shares	(815)	(459)	(435)
Common Shares repurchased	(11)	(195)	(235)
Proceeds from issuance of short-term debt	2,933	5,238	1,300
Repayment of short-term debt	(2,783)	(5,288)	(159)
Proceeds from issuance of long-term debt	—	—	699
Repayment of long-term debt	—	—	(500)
Proceeds from share-based compensation plans, including windfall tax benefits	126	139	62
Net cash flows (used for) from financing activities	(550)	(565)	732
Effect of foreign currency rate changes on cash and cash equivalents	(5)	(27)	6
Net increase (decrease) in cash	1	(158)	103
Cash – beginning of year	614	772	669
Cash – end of year	$615	$614	$772
Supplemental cash flow information
Taxes paid	$438	$460	$434
Interest paid	$240	$234	$204
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

Effective January 1, 2012, we retrospectively adopted new accounting guidance for costs associated with acquiring or renewing insurance contracts. Prior year amounts contained in this report have been adjusted to reflect this adoption. Refer to Note 1 s) below for additional information.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts included in the consolidated financial statements reflect our best estimates and assumptions; actual amounts could differ materially from these estimates. ACE's principal estimates include:

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

For property and casualty (P&C) insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the terms of the policies to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the coverage period of the policy. For retrospectively-rated multi-year policies, the amount of premiums recognized in the current period is computed, using a with-and-without method, as the difference between the ceding enterprise's total contract costs before and after the experience under the contract at the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Mandatory reinstatement premiums assessed on reinsurance policies are earned in the period of the loss event that gave rise to the reinstatement premiums.  All remaining unearned premiums are recognized over the remaining coverage period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

c) Deferred policy acquisition costs and value of business acquired
Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of new or renewal insurance contracts. A VOBA intangible asset is established upon the acquisition of blocks of long duration contracts and represents the present value of estimated net cash flows for the contracts in force at the time of the acquisition. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized. This amortization is recorded in Policy acquisition costs in the consolidated statements of operations. Policy acquisition costs on P&C contracts are generally amortized ratably over the period in which premiums are earned. Policy acquisition costs on traditional long-duration contracts are amortized over the estimated life of the contracts, generally in proportion to premium revenue recognized. For non-traditional long- duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to estimates of expected gross profits.  The effect of changes in estimates of expected gross profits is reflected in the period that the estimates are revised. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized as a component of policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the consolidated balance sheets was $274 million and $236 million at December 31, 2012 and 2011, respectively. The amortization expense for deferred marketing costs was $156 million, $128 million, and $115 million for the years ended December 31, 2012, 2011, and 2010, respectively.

d) Reinsurance
ACE assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve ACE of its primary obligation to its policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to account for a contract as reinsurance, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, ACE generally develops expected discounted cash flow analyses at contract inception. Deposit accounting is used for contracts that do not meet risk transfer requirements. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to recording premiums written or losses incurred in the statement of operations. Non-refundable fees on deposit contracts are earned based on the terms of the contract. Refer to Note 1 k).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Reinsurance recoverable includes the balances due from reinsurance companies for paid and unpaid losses and loss expenses and policy benefits that will be recovered from reinsurers, based on contracts in force. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of ACE's ability to cede unpaid losses and loss expenses.

Reinsurance recoverable is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of reinsurers and other factors. The provision for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that will ultimately be unrecoverable due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which ACE believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

•
For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the financial rating is based on a published source and the default factor is based on published default statistics of a major rating agency applicable to the reinsurer's particular rating class. When a recoverable is expected to be paid in a brief period of time by a highly rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

•
For balances recoverable from reinsurers that are both unrated by a major rating agency and for which management is unable to determine a credible rating equivalent based on a parent, affiliate, or peer company, we determine a rating equivalent based on an analysis of the reinsurer that considers an assessment of the creditworthiness of the particular entity, industry benchmarks, or other factors as considered appropriate. We then apply the applicable default factor for that rating class. For balances recoverable from unrated reinsurers for which the ceded reserve is below a certain threshold, we generally apply a default factor of 34 percent, consistent with published statistics of a major rating agency;

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

The value of reinsurance business assumed of $32 million and $35 million at December 31, 2012 and 2011, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 7 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

e) Investments
Fixed maturities are classified as either available for sale or held to maturity. The available for sale portfolio is reported at fair value. The held to maturity portfolio includes securities for which we have the ability and intent to hold to maturity or redemption and is reported at amortized cost. Equity securities are classified as available for sale and are recorded at fair value. Short-term investments comprise securities due to mature within one year of the date of purchase and are recorded at fair value which typically approximates cost. Short-term investments include certain cash and cash equivalents, which are part of investment portfolios under the management of external investment managers.

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

•
Partially-owned investment companies comprise entities in which we hold an ownership interest in excess of three percent. These investments as well as ACE's investments in investment funds where our ownership interest is in excess of three percent are accounted for under the equity method because ACE exerts significant influence. These investments apply investment company accounting to determine operating results, and ACE retains the investment company accounting in applying the equity method. This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

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

Realized gains or losses on sales of investments are determined on a first-in, first-out basis. Unrealized appreciation (depreciation) on investments is included as a separate component of AOCI in shareholders' equity. We regularly review our investments for OTTI. Refer to Note 3 for additional information.

With respect to securities where the decline in value is determined to be temporary and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are the result of changing or unforeseen facts and circumstances (i.e., arising from a large insured loss such as a catastrophe), deterioration of the creditworthiness of the issuer or its industry, or changes in regulatory requirements. We believe that subsequent decisions to sell such securities are consistent with the classification of the majority of the portfolio as available for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

that are only payable when a security is called prior to its maturity are earned when received and reflected in Net investment income.

ACE participates in a securities lending program operated by a third party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. Borrowers provide collateral, in the form of either cash or approved securities, of 102 percent of the fair value of the loaned securities.  Each security loan is deemed to be an overnight transaction.  Cash collateral is invested in a collateral pool which is managed by the banking institution.  The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, we consider our securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a related liability reflecting our obligation to return the collateral plus interest.

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

Refer to Note 4 for a discussion on the determination of fair value for ACE's various investment securities.

f) Cash
Cash includes cash on hand and deposits with an original maturity of three months or less at time of purchase. Cash held by external money managers is included in Short-term investments.

We have agreements with a third party bank provider which implemented two international multi-currency notional cash pooling programs. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. Any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $300 million in the aggregate). Our syndicated letter of credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities withdraw contributed funds from the pool.

g) Goodwill and other intangible assets
Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually, or more frequently if circumstances indicate a possible impairment.  For goodwill impairment testing, we use a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If our assessment indicates less than a 50 percent probability that fair value exceeds carrying value, we quantitatively estimate a reporting unit's fair value using a consistently applied combination of the following models: an earnings multiple, a book value multiple, a discounted cash flow, or an allocated market capitalization model. The earnings and book value models apply multiples of comparable publicly traded companies to forecasted earnings or book value of each reporting unit and consider current market transactions. The discounted cash flow model applies a discount to estimated cash flows including a terminal value calculation. The market capitalization model allocates market capitalization to each reporting unit. Where appropriate, we consider the impact of a control premium. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives, generally ranging from 4 to 20 years. The amortization of finite lived intangible assets is reported in Other (income) expense in the consolidated statements of operations. The carrying amounts of intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

h) Unpaid losses and loss expenses
A liability is established for the estimated unpaid losses and loss expenses under the terms of, and with respect to, ACE's policies and agreements. These amounts include provision for both reported claims (case reserves) and IBNR claims. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net loss and loss expense reserves of $58 million net of discount, held at December 31, 2012, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $47 million net of discount of certain reserves for unsettled claims that are discounted in statutory filings, ACE does not discount its P&C loss reserves. This compares with reserves of $59 million for certain structured settlements and $35 million of certain reserves for unsettled claims at December 31, 2011. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. ACE retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2012, the gross liability for the amount due to claimants was $640 million net of discount and reinsurance recoverables for amounts due from the life insurance companies was $582 million net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2012 are included in Other assets in the consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

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

For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period, net of premium and profit commission adjustments on loss sensitive contracts. Prior period development excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency remeasurement; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency remeasurement, which is disclosed separately, these items are included in current year losses.

i) Future policy benefits
The valuation of long duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Such estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 4.5 percent and less than 1.0 percent to 6.0 percent at December 31, 2012 and 2011, respectively. Actual results could differ materially from these estimates. Management monitors actual experience, and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Certain of our long duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets are classified as trading securities and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the consolidated balance sheets. Changes in the fair value of separate account assets that do not quality for separate account reporting under GAAP are reported in Other income (expense) and the offsetting movements in the liabilities are included in Policy benefits in the consolidated statements of operations.

j) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts
ACE reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two years. We generally receive a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant's age, the accumulation phase can last many years. To limit our exposure under these programs, all reinsurance treaties include aggregate claim limits and many include an aggregate deductible.

The guarantees which are payable on death, referred to as guaranteed minimum death benefits (GMDB), principally cover shortfalls between accumulated account value at the time of an annuitant's death and either i) an annuitant's total deposits; ii) an annuitant's total deposits plus a minimum annual return; or iii) the highest accumulated account value attained at any policy anniversary date. In addition, a death benefit may be based on a formula specified in the variable annuity contract that uses a percentage of the growth of the underlying contract value. Liabilities for GMDBs are based on cumulative assessments or premiums to date multiplied by a benefit ratio that is determined by estimating the present value of benefit payments and related adjustment expenses divided by the present value of cumulative assessment or expected premiums during the contract period.

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder's account value is less than a guaranteed minimum value. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income and classified as described below. As the assuming entity, we are obligated to provide coverage until the earlier of the expiration of the underlying guaranteed benefit or the treaty expiration date. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management's estimate of exit price and thus includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (i.e., declining interest rates and/or declining equity markets) and changes in policyholder behavior (i.e., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period. Refer to Note 5 c) for additional information.

k) Deposit assets and liabilities
Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to recording premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $138 million and $133 million at December 31, 2012 and 2011, respectively, are reflected in Other assets in the consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the consolidated statements of operations.

Non-refundable fees are earned based on contract terms. Non-refundable fees paid but unearned are reflected in Other assets in the consolidated balance sheets and earned fees are reflected in Other (income) expense in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Deposit liabilities include reinsurance deposit liabilities of $283 million and $318 million and contract holder deposit funds of $548 million and $345 million at December 31, 2012 and 2011, respectively. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the amount of the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract and are sold with a guaranteed rate of return. The liability equals accumulated policy account values, which consist of the deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

l) Foreign currency remeasurement and translation
The functional currency for each of our foreign operations is generally the currency of the local operating environment. Transactions in currencies other than a foreign operation's functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in Net realized gains (losses) in the consolidated statements of operations.

m) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The Insurance – North American segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS).  ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures.  The net operating results of ESIS are included within Administrative expenses in the consolidated statements of operations and were $23 million, $21 million, and $85 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

p) Cash flow information
Premiums received and losses paid associated with the GLB reinsurance products, which as discussed previously meet the definition of a derivative instrument for accounting purposes, are included within cash flows from operating activities in the consolidated statement of cash flows.  Cash flows, such as settlements and collateral requirements, associated with GLB and all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

other derivative instruments are included on a net basis within cash flows from investing activities in the consolidated statement of cash flows. Purchases, sales, and maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are classified with cash flows related to fixed maturities.

q) Derivatives
ACE recognizes all derivatives at fair value in the consolidated balance sheets and participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2012 and 2011, the reinsurance of GLBs was our primary product falling into this category; and
(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

We did not designate any derivatives as accounting hedges during 2012, 2011, or 2010.

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

s) New accounting pronouncements
Adopted in 2012
Accounting for costs associated with acquiring or renewing insurance contracts
In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. Under the new guidance, the definition of acquisition costs was modified to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. We adopted this guidance retrospectively effective January 1, 2012 and reduced Retained earnings as of January 1, 2010 by $116 million which represents the cumulative effect of adjustment resulting from adoption of new accounting guidance. We adjusted prior year amounts contained in this report to reflect the effect of adjustment from adoption of new accounting guidance including reducing Deferred policy acquisition costs and Retained earnings by $213 million and $181 million, respectively, as of December 31, 2011. The reduction to Deferred policy acquisition costs is primarily due to lower deferrals associated with unsuccessful efforts. We also reduced Net income by $45 million, or $0.13 per share, and $23 million, or $0.07 per share, for the years ended December 31, 2011 and 2010, respectively.

Fair value measurements
In May 2011, the FASB issued new guidance on fair value measurements to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  The guidance is not necessarily intended to result in a significant change in the application of the current requirements.  Instead, it is intended to clarify the application of existing fair value measurement requirements.  It also changes certain principles or requirements for measuring fair value and disclosing information about fair value measurements. We adopted this guidance prospectively effective January 1, 2012. The application of this guidance resulted in additional fair value measurements disclosures only and did not impact our financial condition or results of operations.

Adopted in 2011
Testing goodwill for impairment
In September 2011, the FASB issued new accounting guidance which eliminates the requirement to calculate the fair value of reporting units at least annually and replaces it with an optional qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted this guidance on October 1, 2011. The application of the new guidance resulted in a change in the procedures for assessing goodwill impairment, and did not impact our financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

2. Acquisitions

On June 13, 2012, we announced that we and our local partner had signed a definitive agreement to acquire PT Asuransi Jaya Proteksi (JaPro), one of Indonesia's leading general insurers. On September 18, 2012, we acquired 80 percent of JaPro and on January 3, 2013 our local partner acquired the remaining 20 percent. The total purchase price for 100 percent of the company was approximately $107 million in cash. The information needed to complete the purchase price allocation is preliminary and will be adjusted as further information becomes available during the measurement period. JaPro operates in our Insurance – Overseas General segment.

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
Prior year acquisitions
We acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $450 million in cash. These acquired businesses operate in our Life segment, expand our presence in the North Asia market and complement our life insurance business established in that region. In 2012, we finalized purchase price allocations resulting in $91 million of goodwill, none of which is expected to be deductible for income tax purposes, and $163 million of intangible assets. The most significant intangible asset is VOBA.
We acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011 for approximately $107 million in cash. PMHC’s primary insurance subsidiary, Penn Millers Insurance Company (Penn Millers), is a well-established underwriter in the agribusiness market since 1887. PMHC operates in our Insurance – North American segment.
We acquired Rio Guayas Compania de Seguros y Reaseguros (Rio Guayas), a general insurance company in Ecuador on December 28, 2011 for approximately $65 million in cash. Rio Guayas sells a range of insurance products, including automobile, life, property, and A&H. The acquisition of Rio Guayas expands our capabilities in terms of geography, products, and distribution. Rio Guayas operates in our Insurance – Overseas General segment.

On December 28, 2010, we acquired all the outstanding common stock of Rain and Hail Insurance Service, Inc. (Rain and Hail) not previously owned by us for approximately $1.1 billion in cash. Rain and Hail has served America's farmers since 1919, providing comprehensive multiple peril crop and crop-hail insurance protection to customers in the U.S. and Canada. This acquisition is consistent with our strategy to expand our specialty lines business and provides further diversification of our global product mix.

Prior to the consummation of this business combination, our 20.1 percent ownership in Rain and Hail was recorded in Investments in partially-owned insurance companies in the consolidated balance sheets. In accordance with GAAP, at the date of the business combination, we were deemed to have disposed of our 20.1 percent ownership interest and recognized 100 percent of the assets and liabilities of Rain and Hail at acquisition date fair value. In connection with this deemed disposition, we recognized a $175 million gain in Net realized gains (losses) in the consolidated statement of operations, which represents the excess of acquisition date fair value of the 20.1 percent ownership interest over the cost basis. Acquisition date fair value of the 20.1 percent ownership interest was determined by first calculating the implied fair value of 100 percent of Rain and Hail based on the purchase price for the net assets not previously owned by us at the acquisition date. The implied fair value of the 20.1 percent ownership interest was then reduced to reflect a noncontrolling interest discount. The acquisition generated $123 million of goodwill, none of which is expected to be deductible for income tax purposes, and $523 million of other intangible assets based on our purchase price allocation. Goodwill and other intangible assets arising from this acquisition are included in our Insurance – North American segment. Legal and other expenses incurred to complete the acquisition amounted to $2 million and are included in Other (income) expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

On December 1, 2010, we acquired Jerneh Insurance Berhad (Jerneh), a general insurance company in Malaysia, for approximately $218 million in cash. The acquisitions of Rain and Hail and Jerneh were financed with cash on hand and the use of reverse repurchase agreements of $1 billion.

The consolidated financial statements include the results of these acquired businesses from the date of acquisition.

3. Investments

a) Fixed maturities
The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

December 31, 2012	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,553	$183	$(1)	$3,735	$—
Foreign	13,016	711	(14)	13,713	—
Corporate securities	15,529	1,210	(31)	16,708	(7)
Mortgage-backed securities	10,051	458	(36)	10,473	(84)
States, municipalities, and political subdivisions	2,517	163	(3)	2,677	—
	$44,666	$2,725	$(85)	$47,306	$(91)
Held to maturity
U.S. Treasury and agency	$1,044	$39	$—	$1,083	$—
Foreign	910	54	—	964	—
Corporate securities	2,133	142	—	2,275	—
Mortgage-backed securities	2,028	88	—	2,116	—
States, municipalities, and political subdivisions	1,155	44	(4)	1,195	—
	$7,270	$367	$(4)	$7,633	$—

December 31, 2011	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,774	$186	$—	$2,960	$—
Foreign	12,025	475	(99)	12,401	(2)
Corporate securities	14,055	773	(135)	14,693	(22)
Mortgage-backed securities	9,979	397	(175)	10,201	(151)
States, municipalities, and political subdivisions	1,617	96	(1)	1,712	—
	$40,450	$1,927	$(410)	$41,967	$(175)
Held to maturity
U.S. Treasury and agency	$1,078	$48	$—	$1,126	$—
Foreign	935	18	(23)	930	—
Corporate securities	2,338	44	(45)	2,337	—
Mortgage-backed securities	2,949	90	(3)	3,036	—
States, municipalities, and political subdivisions	1,147	32	(3)	1,176	—
	$8,447	$232	$(74)	$8,605	$—

As discussed in Note 3 d), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

sales, maturities, and redemptions. OTTI Recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders' equity. For the years ended December 31, 2012 and 2011, $137 million of net unrealized appreciation and $48 million of net unrealized depreciation, respectively, related to such securities is included in OCI. At December 31, 2012 and 2011, AOCI includes net unrealized depreciation of $25 million and $155 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.
Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 85 percent and 84 percent of the total mortgage-backed securities at December 31, 2012 and December 31, 2011, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.
The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2012		2011
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$1,887	$1,906	$2,321	$2,349
Due after 1 year through 5 years	13,411	14,010	12,325	12,722
Due after 5 years through 10 years	15,032	16,153	12,379	12,995
Due after 10 years	4,285	4,764	3,446	3,700
	34,615	36,833	30,471	31,766
Mortgage-backed securities	10,051	10,473	9,979	10,201
	$44,666	$47,306	$40,450	$41,967
Held to maturity
Due in 1 year or less	$656	$659	$393	$396
Due after 1 year through 5 years	1,870	1,950	2,062	2,090
Due after 5 years through 10 years	2,119	2,267	2,376	2,399
Due after 10 years	597	641	667	684
	5,242	5,517	5,498	5,569
Mortgage-backed securities	2,028	2,116	2,949	3,036
	$7,270	$7,633	$8,447	$8,605
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

b) Equity securities
The following table presents the cost and fair value of equity securities:

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Cost	$707	$671
Gross unrealized appreciation	41	18
Gross unrealized depreciation	(4)	(42)
Fair value	$744	$647
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
As a general rule, we also consider that equity securities in an unrealized loss position for twelve consecutive months are other than temporarily impaired.

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations
U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $18 million of gross unrealized loss at December 31, 2012. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents default assumptions by Moody's rating category (historical mean default rate provided for comparison):

Moody's Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0-1.4%	0.0-0.3%
Below Investment Grade:
Ba	4.9%	1.1%
B	12.8%	3.4%
Caa-C	53.4%	13.8%

Consistent with management's approach to developing default rate assumptions considering recent market conditions, ACE assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody's historical mean recovery rate of 42 percent. ACE believes that use of a recovery rate assumption lower than the historical mean is reasonable in light of recent market conditions.
Application of the methodology and assumptions described above resulted in credit losses recognized in net income for corporate securities of $14 million, $9 million, and $14 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

ACE develops specific assumptions using market data, where available, and includes internal estimates as well as estimates published by rating agencies and other third-party sources. ACE projects default rates by mortgage sector considering current underlying mortgage loan performance, generally assuming lower loss severity for Prime sector bonds versus ALT-A and Sub-prime bonds.

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

Application of the methodology and assumptions described above resulted in credit losses recognized in net income for mortgage-backed securities of $6 million, $11 million, and $32 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) of investments:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Fixed maturities:
OTTI on fixed maturities, gross	$(26)	$(61)	$(115)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	15	69
OTTI on fixed maturities, net	(25)	(46)	(46)
Gross realized gains excluding OTTI	388	410	569
Gross realized losses excluding OTTI	(133)	(200)	(143)
Total fixed maturities	230	164	380
Equity securities:
OTTI on equity securities	(5)	(1)	—
Gross realized gains excluding OTTI	11	15	86
Gross realized losses excluding OTTI	(2)	(5)	(2)
Total equity securities	4	9	84
OTTI on other investments	(7)	(3)	(13)
Foreign exchange losses	(16)	(13)	(54)
Investment and embedded derivative instruments	(6)	(143)	58
Fair value adjustments on insurance derivative	171	(779)	(28)
S&P put options and futures	(297)	(4)	(150)
Other derivative instruments	(4)	(4)	(19)
Other	3	(22)	174
Net realized gains (losses)	78	(795)	432
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	1,099	569	451
Fixed maturities held to maturity	(94)	(89)	522
Equity securities	61	(47)	(44)
Other	50	40	(35)
Income tax expense	(198)	(157)	(152)
Change in net unrealized appreciation on investments	918	316	742
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$996	$(479)	$1,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Balance of credit losses related to securities still held – beginning of year	$74	$137	$174
Additions where no OTTI was previously recorded	8	12	34
Additions where an OTTI was previously recorded	12	8	12
Reductions for securities sold during the period	(51)	(83)	(83)
Balance of credit losses related to securities still held – end of year	$43	$74	$137
d) Other investments
The following table presents the fair value and cost of other investments:

		December 31		December 31
		2012		2011
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$395	$278	$378	$277
Limited partnerships	531	398	531	429
Partially-owned investment companies	1,186	1,187	904	904
Life insurance policies	148	148	127	127
Policy loans	164	164	143	143
Trading securities	243	242	194	195
Other	49	48	37	37
Total	$2,716	$2,465	$2,314	$2,112

Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 65 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets.  The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.  Trading securities comprise $212 million of mutual funds supported by assets that do not quality for separate account reporting under GAAP at December 31, 2012 compared with $162 million at December 31, 2011. Trading securities also includes assets held in rabbi trusts of $23 million of equity securities and $8 million of fixed maturities at December 31, 2012, compared with $24 million of equity securities and $8 million of fixed maturities at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

e) Investments in partially-owned insurance companies
The following table presents Investments in partially-owned insurance companies:

	December 31				December 31
	2012				2011
(in millions of U.S. dollars, except percentages)	Carrying Value		Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Huatai Group	$350	(1)	$474	20.0%	$228	$457	20.0%	China
Huatai Life Insurance Company	84		205	20.0%	103	196	20.0%	China
Freisenbruch-Meyer	9		6	40.0%	8	5	40.0%	Bermuda
ACE Cooperative Ins. Co. - Saudi Arabia	9		27	30.0%	7	27	30.0%	Saudi Arabia
Russian Reinsurance Company	2		4	23.3%	2	4	23.3%	Russia
Island Heritage	—		—	—	4	27	10.8%	Cayman Islands
Total	$454		$716		$352	$716

(1)	Includes additional investment of approximately $100 million which is pending regulatory approval.
Huatai Group and Huatai Life Insurance Company provide a range of P&C, life, and investment products.

f) Gross unrealized loss
At December 31, 2012, there were 2,029 fixed maturities out of a total of 23,679 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. There were 56 equity securities out of a total of 193 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at December 31, 2012 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2012	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$440	$(1.4)	$—	$—	$440	$(1.4)
Foreign	1,234	(8.6)	88	(5.8)	1,322	(14.4)
Corporate securities	1,026	(22.7)	85	(7.9)	1,111	(30.6)
Mortgage-backed securities	855	(3.8)	356	(32.6)	1,211	(36.4)
States, municipalities, and political subdivisions	316	(3.0)	48	(3.6)	364	(6.6)
Total fixed maturities	3,871	(39.5)	577	(49.9)	4,448	(89.4)
Equity securities	29	(4.2)	—	—	29	(4.2)
Other investments	68	(4.9)	—	—	68	(4.9)
Total	$3,968	$(48.6)	$577	$(49.9)	$4,545	$(98.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2011	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Foreign	$1,801	$(82.2)	$529	$(40.0)	$2,330	$(122.2)
Corporate securities	3,084	(148.2)	268	(32.2)	3,352	(180.4)
Mortgage-backed securities	440	(7.5)	586	(170.2)	1,026	(177.7)
States, municipalities, and political subdivisions	30	(0.4)	98	(3.5)	128	(3.9)
Total fixed maturities	5,355	(238.3)	1,481	(245.9)	6,836	(484.2)
Equity securities	484	(42.3)	—	—	484	(42.3)
Other investments	88	(8.3)	—	—	88	(8.3)
Total	$5,927	$(288.9)	$1,481	$(245.9)	$7,408	$(534.8)
g) Net investment income
The following table presents the sources of net investment income:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Fixed maturities	$2,134	$2,196	$2,071
Short-term investments	28	43	34
Equity securities	34	36	26
Other	104	62	44
Gross investment income	2,300	2,337	2,175
Investment expenses	(119)	(95)	(105)
Net investment income	$2,181	$2,242	$2,070
h) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under reverse repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at December 31, 2012 and 2011, are fixed maturities and short-term investments totaling $16.6 billion and $14.9 billion, respectively, and cash of $139 million and $179 million, respectively.
The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Trust funds	$11,389	$9,940
Deposits with non-U.S. regulatory authorities	2,133	2,240
Assets pledged under reverse repurchase agreements	1,401	1,251
Deposits with U.S. regulatory authorities	1,338	1,307
Other pledged assets	456	364
	$16,717	$15,102

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

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, the valuation of fixed maturities is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

Equity securities
Equity securities with active markets are classified within Level 1 as fair values are based on quoted market prices. For equity securities in markets which are less active, fair values are based on market valuations and are classified within Level 2. Equity securities for which pricing is unobservable are classified within Level 3.

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investments or will not have the contractual option to redeem the investments in the near term. The remainder of such investments is classified within Level 2. Certain of our long duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also includes equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, which are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

Securities lending collateral
The underlying assets included in Securities lending collateral in the consolidated balance sheets are fixed maturities which are classified in the valuation hierarchy on the same basis as other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to ACE’s obligation to return the collateral plus interest as it is reported at contract value and not fair value in the consolidated balance sheets.

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
The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During 2012, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a favorable net income impact of approximately $49 million, $14 million, and $98 million for the years ended December 31, 2012, 2011, and 2010 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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
The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

December 31, 2012	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,050	$1,685	$—	$3,735
Foreign	222	13,431	60	13,713
Corporate securities	20	16,586	102	16,708
Mortgage-backed securities	—	10,460	13	10,473
States, municipalities, and political subdivisions	—	2,677	—	2,677
	2,292	44,839	175	47,306
Equity securities	253	488	3	744
Short-term investments	1,503	725	—	2,228
Other investments	268	196	2,252	2,716
Securities lending collateral	—	1,791	—	1,791
Investment derivative instruments	11	—	—	11
Other derivative instruments	(6)	30	—	24
Separate account assets	872	71	—	943
Total assets measured at fair value	$5,193	$48,140	$2,430	$55,763
Liabilities:
GLB(1)	$—	$—	$1,119	$1,119

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

December 31, 2011	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,691	$1,264	$5	$2,960
Foreign	212	12,156	33	12,401
Corporate securities	20	14,539	134	14,693
Mortgage-backed securities	—	10,173	28	10,201
States, municipalities, and political subdivisions	—	1,711	1	1,712
	1,923	39,843	201	41,967
Equity securities	215	419	13	647
Short-term investments	1,246	1,055	—	2,301
Other investments	208	229	1,877	2,314
Securities lending collateral	—	1,375	—	1,375
Investment derivative instruments	10	—	—	10
Other derivative instruments	(16)	54	3	41
Separate account assets	607	53	—	660
Total assets measured at fair value	$4,193	$43,028	$2,094	$49,315
Liabilities:
GLB(1)	$—	$—	$1,319	$1,319

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

The transfers from Level 1 to Level 2 were $40 million and the transfers from Level 2 to Level 1 were $15 million during the year ended December 31, 2012. The transfers between Level 1 and Level 2 during the years ended December 31, 2011 and 2010 were not material. Level 2 equity securities in the above table at December 31, 2011 were adjusted to include a $417 million investment previously classified as Level 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at December 31, 2012 and 2011 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At December 31, 2012, there were no probable or pending sales related to any of the investments measured at fair value using NAV.
The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2012		2011
(in millions of U.S. dollars)	Expected Liquidation Period	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$225	$111	$205	$141
Real estate	3 to 9 Years	292	62	270	96
Distressed	6 to 9 Years	192	152	182	57
Mezzanine	6 to 9 Years	284	279	195	282
Traditional	3 to 8 Years	711	587	565	200
Vintage	1 to 3 Years	14	—	18	1
Investment funds	Not Applicable	395	—	378	—
		$2,113	$1,191	$1,813	$777
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

Level 3 financial instruments
The fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) consist of various inputs and assumptions that management makes when determining fair value. Management analyzes changes in fair value measurements classified within Level 3 by comparing pricing and returns of our investments to benchmarks, including month-over-month movements, investment credit spreads, interest rate movements, and credit quality of securities.
The following table presents the significant unobservable inputs used in the Level 3 liability valuations. Excluded from the table below are inputs used to fair value Level 3 assets which are based on single broker quotes or net asset value and contain no quantitative unobservable inputs developed by management.

(in millions of U.S. dollars)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$1,119	Actuarial model	Lapse rate	1% - 30%
			Annuitization rate	0% - 50%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Year Ended December 31, 2012	U.S. Treasury and agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
(in millions of U.S. dollars)
Balance-Beginning of year	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	49	37	22	1	2	53	—	—
Transfers out of Level 3	(4)	(13)	(46)	(35)	(1)	(11)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	6	—	—	—	55	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	(200)
Purchases	—	46	24	9	—	4	520	3	—
Sales	—	(53)	(19)	(7)	—	(5)	(9)	—	—
Settlements	(1)	(1)	(33)	(4)	(1)	—	(237)	(2)	—
Balance-End of Year	$—	$60	$102	$13	$—	$3	$2,252	$—	$1,119
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$—	$(200)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Year Ended December 31, 2011	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
(in millions of U.S. dollars)
Balance-Beginning of year	$—	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	—	9	42	4	—	—	—	—	—
Transfers out of Level 3	—	(18)	(4)	(48)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	(2)	—	—	(1)	93	—	—
Net Realized Gains/Losses	—	—	(3)	—	—	4	(3)	2	812
Purchases	5	23	32	59	—	5	602	—	—
Sales	—	(3)	(27)	(17)	—	(8)	(55)	—	—
Settlements	—	(3)	(19)	(9)	(1)	—	(192)	(3)	—
Balance-End of Year	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(3)	$(1)	$812

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.5 billion at December 31, 2011 and $648 million at December 31, 2010, which includes a fair value derivative adjustment of $1.3 billion and $507 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

	Assets							Liabilities
	Available-for-Sale Debt Securities							GLB(1)
Year Ended December 31, 2010	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments
(in millions of U.S. dollars)
Balance-Beginning of year	$59	$168	$21	$3	$12	$1,149	$14	$443
Transfers into (Out of) Level 3	(14)	(25)	(1)	—	1	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	1	9	—	—	—	53	—	—
Net Realized Gains/Losses	1	(3)	—	—	1	(7)	2	64
Purchases, Sales, Issuances, and Settlements, Net	(21)	(34)	19	(1)	(1)	237	(12)	—
Balance-End of Year	$26	$115	$39	$2	$13	$1,432	$4	$507
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(7)	$1	$64

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $648 million at December 31, 2010 and $559 million at December 31, 2009, which includes a fair value derivative adjustment of $507 million and $443 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents carrying values and fair values of financial instruments not measured at fair value:

	December 31		December 31
	2012		2011
(in millions of U.S. dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$1,044	$1,083	$1,078	$1,126
Foreign	910	964	935	930
Corporate securities	2,133	2,275	2,338	2,337
Mortgage-backed securities	2,028	2,116	2,949	3,036
States, municipalities, and political subdivisions	1,155	1,195	1,147	1,176
	7,270	7,633	8,447	8,605
Partially-owned insurance companies	454	454	352	352
Total assets	$7,724	$8,087	$8,799	$8,957
Liabilities:
Short-term debt	$1,401	$1,401	$1,251	$1,251
Long-term debt	3,360	3,916	3,360	3,823
Trust preferred securities	309	446	309	404
Total liabilities	$5,070	$5,763	$4,920	$5,478

The following table presents, by valuation hierarchy, the financial instruments not measured at fair value:

	December 31, 2012
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$619	$464	$—	$1,083
Foreign	—	964	—	964
Corporate securities	—	2,257	18	2,275
Mortgage-backed securities	—	2,116	—	2,116
States, municipalities, and political subdivisions	—	1,195	—	1,195
	619	6,996	18	7,633
Partially-owned insurance companies	—	—	454	454
Total assets	$619	$6,996	$472	$8,087
Liabilities:
Short-term debt	$—	$1,401	$—	$1,401
Long-term debt	—	3,916	—	3,916
Trust preferred securities	—	446	—	446
Total liabilities	$—	$5,763	$—	$5,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

5. Reinsurance

a) Consolidated reinsurance
ACE purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate ACE's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge ACE's primary liability. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. The following table presents direct, assumed, and ceded premiums:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Premiums written
Direct	$18,144	$17,626	$15,887
Assumed	3,449	3,205	3,624
Ceded	(5,518)	(5,459)	(5,803)
Net	$16,075	$15,372	$13,708
Premiums earned
Direct	$17,802	$17,534	$15,780
Assumed	3,302	3,349	3,516
Ceded	(5,427)	(5,496)	(5,792)
Net	$15,677	$15,387	$13,504

For the years ended December 31, 2012, 2011, and 2010, reinsurance recoveries on losses and loss expenses incurred were $4.3 billion, $3.3 billion, and $3.3 billion, respectively.

b) Reinsurance recoverable on ceded reinsurance
The following table presents the composition of reinsurance recoverable on losses and loss expenses:

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Reinsurance recoverable on unpaid losses and loss expenses (1)	$11,399	$11,602
Reinsurance recoverable on paid losses and loss expenses (1)	679	787
Net reinsurance recoverable on losses and loss expenses	$12,078	$12,389

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible. At December 31, 2012 and 2011, we recorded a provision for uncollectible reinsurance of $439 million and $479 million, respectively.

The following tables present a listing, at December 31, 2012, of the categories of ACE's reinsurers. The first category, largest reinsurers, represents all groups of reinsurers where the gross recoverable exceeds one percent of ACE's total shareholders' equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Other pools and government agencies include amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. Structured settlements include annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay, we reflect the amount as a liability and a recoverable/receivable for GAAP purposes. Captives include companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from ACE (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally our policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, Other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. We establish the provision for uncollectible reinsurance in this category based on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

case by case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of our collection experience in similar situations.

(in millions of U.S. dollars, except percentages)	2012	Provision	% of Gross
Categories
Largest reinsurers	$5,800	$98	1.7%
Other reinsurers balances rated A- or better	3,080	40	1.3%
Other reinsurers balances with ratings lower than A- or not rated	602	120	19.9%
Other pools and government agencies	383	14	3.7%
Structured settlements	582	24	4.1%
Captives	1,761	14	0.8%
Other	309	129	41.7%
Total	$12,517	$439	3.5%

Largest Reinsurers
Berkshire Hathaway Insurance Group	Lloyd's of London	Swiss Re Group
Federal Crop Insurance Corporation	Munich Re Group	Transatlantic Holdings
HDI Re Group (Hanover Re)	Partner Re	XL Capital Group

c) Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
GMDB
Net premiums earned	$85	$98	$109
Policy benefits and other reserve adjustments	$60	$59	$99
GLB
Net premiums earned	$160	$163	$164
Policy benefits and other reserve adjustments	61	47	29
Net realized gains (losses)	203	(812)	(64)
Gain (loss) recognized in income	$302	$(696)	$71
Net cash received	$149	$161	$160
Net (increase) decrease in liability	$153	$(857)	$(89)
At December 31, 2012, reported liabilities for GMDB and GLB reinsurance were $90 million and $1.4 billion, respectively, compared with $138 million and $1.5 billion, respectively, at December 31, 2011. The reported liability for GLB reinsurance of $1.4 billion at December 31, 2012, and $1.5 billion at December 31, 2011, includes a fair value derivative adjustment of $1.1 billion and $1.3 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At December 31, 2012 and 2011, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.3 billion and $1.8 billion, respectively.
For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2012 and 2011, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at December 31, 2012 was approximately $495 million. This takes into account all applicable reinsurance treaty claim limits.
(ii) Reinsurance covering the GLB risk only
At December 31, 2012 and 2011, the net amount at risk from reinsurance programs covering the GLB risk only was $445 million and $380 million, respectively.
For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2012 and 2011, respectively);

•	there are no deaths, lapses, or withdrawals;

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
(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At December 31, 2012 and 2011, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $116 million and $182 million, respectively.
At December 31, 2012 and 2011, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $655 million and $998 million, respectively.
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
For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2012 and 2011, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 percent and 2.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at December 31, 2012 was approximately $640 million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.
The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 68 years.

6. Intangible assets

Included in Goodwill and other intangible assets in the consolidated balance sheets at December 31, 2012 and 2011, are goodwill of $4.3 billion and $4.1 billion, respectively, and other intangible assets of $656 million and $651 million, respectively.

The following table presents a roll-forward of Goodwill by business segment:

(in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2010	$1,351	$1,564	$365	$750	$4,030
Purchase price allocation adjustment	(12)	5	—	—	(7)
Acquisition of New York Life's Korea operations and Hong Kong operations	—	—	—	89	89
Acquisition of PMHC	11	—	—	—	11
Acquisition of Rio Guayas	—	31	—	—	31
Foreign exchange revaluation and other	—	3	—	(9)	(6)
Balance at December 31, 2011	$1,350	$1,603	$365	$830	$4,148
Purchase price allocation adjustment	—	—	—	4	4
Acquisition of JaPro	—	123	—	—	123
Foreign exchange revaluation and other	3	38	—	3	44
Balance at December 31, 2012	$1,353	$1,764	$365	$837	$4,319

Included in the other intangible assets balance at December 31, 2012, are intangible assets subject to amortization of $554 million and intangible assets not subject to amortization of $102 million. Intangible assets subject to amortization include agency relationships, software, client lists, renewal rights, and trademarks, primarily attributable to the acquisitions of Rain and Hail and Combined Insurance. The majority of the balance of intangible assets not subject to amortization relates to Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488) capacity. Amortization expense related to other intangible assets amounted to $51 million, $29 million, and $9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2012	2011	2010
Balance, beginning of year	$676	$634	$748
Acquisition of New York Life's Korea operations and Hong Kong operations	—	151	—
Amortization expense	(82)	(108)	(111)
Foreign exchange revaluation	20	(1)	(3)
Balance, end of year	$614	$676	$634

The following table presents the estimated amortization expense related to other intangible assets and VOBA for the next five years:

For the Year Ending December 31	Other intangible assets	VOBA
(in millions of U.S. dollars)
2013	$49	$67
2014	45	58
2015	40	51
2016	35	45
2017	33	42
Total	$202	$263

7. Unpaid losses and loss expenses

ACE establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. These reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. These reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2012 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a reconciliation of unpaid losses and loss expenses:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Gross unpaid losses and loss expenses, beginning of year	$37,477	$37,391	$37,783
Reinsurance recoverable on unpaid losses(1)	(11,602)	(12,149)	(12,745)
Net unpaid losses and loss expenses, beginning of year	25,875	25,242	25,038
Acquisition of subsidiaries	14	92	145
Total	25,889	25,334	25,183
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,132	10,076	8,082
Prior years	(479)	(556)	(503)
Total	9,653	9,520	7,579
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,325	4,209	2,689
Prior years	4,894	4,657	4,724
Total	9,219	8,866	7,413
Foreign currency revaluation and other	224	(113)	(107)
Net unpaid losses and loss expenses, end of year	26,547	25,875	25,242
Reinsurance recoverable on unpaid losses(1)	11,399	11,602	12,149
Gross unpaid losses and loss expenses, end of year	$37,946	$37,477	$37,391
(1) Net of provision for uncollectible reinsurance.

Net losses and loss expenses incurred includes $479 million, $556 million, and $503 million, of net favorable prior period development in the years ended December 31, 2012, 2011, and 2010, respectively. The following is a summary of prior period development for the periods indicated. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across lines and accident years.
Insurance – North American
Insurance – North American's active operations experienced net favorable prior period development of $360 million in 2012, representing 2.2 percent of net unpaid reserves at December 31, 2011. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $245 million on long-tail business included favorable development of $73 million on umbrella and excess casualty business primarily affecting the 2007 and prior accident years; $67 million in the directors and officers (D&O) portfolio affecting the 2007 and prior accident years; $57 million on medical risk operations primarily affecting the 2007 and prior accident years; and $39 million on the national accounts portfolios (commercial auto liability, general liability, and workers' compensation lines of business). Net prior period development also included favorable development of $9 million across a number of lines and accident years, none of which was significant individually or in the aggregate. Favorable development of $115 million on short-tail business included favorable development of $88 million in the property, inland marine and commercial marine portfolios primarily arising on the 2009 through 2011 accident years and favorable development of $27 million on aviation product lines affecting the 2009 and prior accident years.

Insurance – North American's run-off operations incurred net adverse prior period development of $168 million in the Westchester and Brandywine run-off operations during 2012, which was the net result of adverse movements impacting accident years 2001 and prior, representing one percent of net unpaid reserves at December 31, 2011. Net adverse prior period development was driven by adverse development of $150 million related to the completion of the reserve review during 2012 and $18 million of unallocated loss adjustment expenses due to run-off operating expenses reserved and paid during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Insurance – North American's active operations experienced net favorable prior period development of $297 million in 2011, representing 1.9 percent of net unpaid reserves at December 31, 2010. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $186 million on long-tail business included favorable development of $82 million in the D&O portfolio affecting the 2006 and prior accident years; $54 million in the excess casualty business affecting the 2005 and prior accident years; $43 million on medical risk operations; $28 million on the national accounts portfolio (commercial auto liability, general liability, and workers' compensation lines of business); and $26 million within the financial solutions business relating to a single account on the 2002 through 2010 accident years. Additional favorable development included $26 million in the foreign casualty product affecting the 2007 and prior accident years and $21 million on surety business primarily impacting the 2009 year. Partially offsetting this favorable development was adverse development of $40 million on errors and omissions coverage primarily affecting the 2007 and 2008 accident years and adverse development of $29 million within the environmental liability product line concentrated in the 2005 through 2007 accident years. Net prior period development also included adverse development of $25 million on other lines across a number of accident years, none of which was significant individually or in the aggregate. Net favorable development of $111 million on short-tail business included favorable development of $48 million in the property portfolios primarily affecting the 2009 and 2010 accident years and favorable development of $63 million on other lines across a number of accident years, primarily following better than expected loss emergence.

Insurance – North American's run-off operations incurred net adverse prior period development of $102 million in the Westchester and Brandywine run-off operations during 2011, which was the net result of adverse movements impacting the accident years 2000 and prior, representing 0.6 percent of net unpaid reserves at December 31, 2010. Net adverse prior period development was driven by adverse development of $82 million related to the completion of the reserve review during 2011 and $17 million of unallocated loss adjustment expenses due to operating expenses reserved and paid during 2011. Net prior period development also included $3 million of adverse development on other lines across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – North American experienced net favorable prior period development of $107 million in 2010, representing 0.7 percent of the segment's net unpaid reserves at December 31, 2009.

Insurance – Overseas General
Insurance – Overseas General experienced net favorable prior period development of $226 million in 2012 representing 3.1 percent of net unpaid reserves at December 31, 2011. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $121 million on long-tail business included favorable development of $150 million in casualty (primary and excess) and financial lines for accident years 2008 and prior, and adverse development of $29 million in the casualty (mainly primary) and financial lines for accident years 2009 through 2011. Favorable development of $105 million on short-tail business included property, marine, A&H, and personal lines across multiple geographical regions, and within both retail and wholesale operations, principally as a result of lower than expected loss emergence, mostly on accident years 2009 and 2010.

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2011 representing 4.2 percent of net unpaid reserves at December 31, 2010. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $154 million on long-tail business included favorable development of $337 million in casualty (primary and excess) and financial lines for accident years 2007 and prior, and adverse development of $183 million in the casualty (primary and excess) and financial lines book for accident years 2008 through 2010. Net favorable development of $136 million on short-tail business included property, marine, A&H, and energy lines across multiple geographical regions, and within both retail and wholesale operations, principally on accident years 2008 and 2009.

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2010, representing 4.3 percent of the segment's net unpaid reserves at December 31, 2009.

Global Reinsurance
Global Reinsurance experienced net favorable prior period development of $61 million in 2012 representing 2.7 percent of net unpaid reserves at December 31, 2011. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $32 million on long-tail business included favorable development of $54 million principally in treaty years 2008 and prior in casualty and medical malpractice lines. Net adverse development of $18 million on non-medical professional liability composed of favorable development on treaty years 2005 and prior, offset by adverse development on treaty years 2006 through 2011. Net prior period development also included $4 million of adverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

development across a number of lines and treaty years, none of which was significant individually or in the aggregate. Net favorable development of $29 million on short-tail business, principally in treaty years 2010 and prior across property lines (including property catastrophe), trade credit, marine, and surety.

Global Reinsurance experienced net favorable prior period development of $71 million in 2011 representing 3.1 percent of net unpaid reserves at December 31, 2010. Net prior period development was the net result of several underlying favorable and adverse movements. Net favorable development of $58 million on long-tail business included net favorable development of $79 million principally in treaty years 2007 and prior across a number of portfolios (professional liability, D&O, casualty, and medical malpractice). Net favorable development of $13 million on short-tail business, primarily in treaty years 2009 and prior across property lines (including property catastrophe), trade credit, and surety.

Global Reinsurance experienced net favorable prior period development of $106 million in 2010, representing 4.7 percent of the segment's net unpaid reserves at December 31, 2009.

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

ACE's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and CIGNA's P&C business in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to ACE's acquisition of CIGNA's P&C business, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations:

(1) An active insurance company that retained the INA name and continued to write P&C business; and
(2) An inactive run-off company, now called Century Indemnity Company (Century).

As a result of the division, predominantly all A&E and certain other liabilities of INA were ascribed to Century and extinguished, as a matter of Pennsylvania law, as liabilities of INA.

As part of the Restructuring, most A&E liabilities of various U.S. affiliates of INA were reinsured to Century. Century and certain other run-off companies having A&E and other liabilities were contributed to Brandywine Holdings. ACE acquired Brandywine Holdings and its various subsidiaries as part of the 1999 acquisition of CIGNA's P&C business. For additional information, refer to “Brandywine Run-Off Entities” below.

During 2012, we conducted our annual internal, ground-up review of our consolidated A&E liabilities as of December 31, 2011. As a result of the internal review, we increased our gross loss reserves in 2012 for the Brandywine operations, including A&E, by $275 million, while the net loss reserves increased by $146 million. In addition, we increased gross loss reserves for Westchester Specialty's A&E and other liabilities by $17 million, while the net loss reserves increased by $4 million.

In 2012, in addition to our annual internal review, a team of external actuaries performed an evaluation as to the adequacy of Century's reserves. This external review was conducted in accordance with the Brandywine Restructuring Order, which requires that an independent actuarial review of Century's reserves be completed every two years. Management takes full responsibility for the estimation of its A&E liabilities.

An internal review was also conducted during 2011 of consolidated A&E liabilities as of December 31, 2010. As a result of that internal review, we increased gross loss reserves in 2011 for the Brandywine operations, including A&E, by $241 million while the net loss reserves increased by $76 million. In addition, we decreased gross loss reserves for Westchester Specialty's A&E and other liabilities by $29 million, while the net loss reserves increased by $6 million.

ACE's A&E reserves are not discounted for GAAP reporting and do not reflect any anticipated future changes in the legal, social, or economic environment, or any benefit from future legislative reforms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The table below presents a roll-forward of consolidated A&E loss reserves (excluding other run-off liabilities), allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2011(1)	$2,086	$1,142	$245	$162	$2,331	$1,304
Incurred activity	211	95	40	39	251	134
Paid activity	(440)	(275)	(78)	(61)	(518)	(336)
Balance at December 31, 2012	$1,857	$962	$207	$140	$2,064	$1,102

(1)	Balances at December 31, 2011 have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2012.

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2012, of $1.1 billion shown in the table above comprise $852 million in reserves in respect of Brandywine operations, $151 million of reserves held by Westchester Specialty, $84 million of reserves held by Insurance – Overseas General, $12 million of reserves held by ACE Bermuda, and $3 million of reserves held by Penn Millers. The incurred activity of $134 million is primarily the result of adverse activity in Brandywine and Westchester of $110 million and $22 million, respectively.

The net figures in the above table reflect third-party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under two aggregate excess of loss contracts described below (collectively, the NICO contracts).  ACE excludes the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities.  The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependent on the timing of the payment of the related claims. ACE's ability to make an estimate of this split is not practicable. ACE believes, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and non-A&E, covered by those contracts.  With certain exceptions, the NICO contracts provide coverage for the net A&E incurred losses and allocated loss expenses within the limits of coverage and above ACE's retention levels.  These exceptions include losses arising from certain operations of Insurance – Overseas General and participation by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

Brandywine run-off - impact of NICO contracts on ACE's run-off liabilities
As part of the acquisition of CIGNA's P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and allocated loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the Brandywine NICO Agreement) flowed to the other Brandywine companies and to the ACE INA insurance subsidiaries through agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in 2002.

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement for the year ended December 31, 2012:

	Brandywine				NICO Coverage		Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	(1)	Total		(2)
Balance at December 31, 2011(3)	$1,032	$458		$1,490	$386		$1,104
Incurred activity	110	19		129	—		129
Paid activity	(290)	(56)		(346)	(368)		22
Balance at December 31, 2012	$852	$421		$1,273	$18		$1,255

(1)	Other consists primarily of workers' compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business.

(2)	NICO Coverage at December 31, 2011 was reduced to reflect $238 million of advances from NICO on uncollected inuring reinsurance recoverables as payments reducing the limit.

(3)	Balances at December 31, 2011 have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2012.

The incurred activity of $129 million primarily relates to the internal review of consolidated A&E liabilities as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Westchester Specialty - impact of NICO contracts on ACE's run-off liabilities
As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million (the 1998 NICO Agreement). NICO has also provided an 85 percent pro-rata share of $150 million of reinsurance protection on losses and allocated loss adjustment expenses incurred on or before December 31, 1992, in excess of a retention of $755 million (the 1992 NICO Agreement). At December 31, 2012, the remaining unused incurred limit under the 1998 NICO Agreement was $492 million, which is only available for losses and loss adjustment expenses. The 1992 NICO Agreement was exhausted on a paid basis in 2009.

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations that are the subject business of the NICO covers for the year ended December 31, 2012:

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	Total
Balance at December 31, 2011(1)	$144	$54	$198	$165	$33
Incurred activity	22	(6)	16	12	4
Paid activity	(15)	(4)	(19)	(19)	—
Balance at December 31, 2012	$151	$44	$195	$158	$37

(1)	Balances at December 31, 2011 have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2012.

The incurred activity of $4 million primarily relates to the internal review of consolidated A&E liabilities as discussed above.

Brandywine run-off entities
In addition to housing a significant portion of ACE's A&E exposure, the Brandywine operations include run-off liabilities related to various insurance and reinsurance businesses. ACE's Brandywine insurance companies are Century (a Pennsylvania insurer) and Century International Reinsurance Company Ltd., a Bermuda insurer (CIRC).  The Brandywine companies are direct or indirect subsidiaries of Brandywine Holdings.

The U.S.-based ACE INA companies assumed two contractual obligations in respect of the Brandywine operations in connection with the Restructuring: a dividend retention fund obligation and a surplus maintenance obligation in the form of the excess of loss (XOL) agreement.

INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. Pursuant to an interpretation of the Brandywine Restructuring Order, the full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2012 and 2011, nil and $35 million respectively, were withheld from such dividends and deposited in the Dividend Retention Fund by INA Financial Corporation. Effective January 28, 2011, the Pennsylvania Insurance Department clarified the scope of the Dividend Retention Fund that capital contributions from the Dividend Retention Fund to Century shall not be required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an XOL, triggered if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2012 was $25 million and approximately $394 million in statutory-basis losses have been ceded to the XOL on an inception-to-date basis. Century reports the amount ceded under the XOL in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

pollution liabilities. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While ACE believes it has no legal obligation to fund losses above the XOL limit of coverage, ACE's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE's ultimate Brandywine exposure
In addition to the Dividend Retention Fund and XOL commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. At December 31, 2012 and 2011, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $958 million and $877 million, respectively. At December 31, 2012 and 2011, Century's carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.1 billion and $2.4 billion, respectively. ACE believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years (i.e., 25 years or more), are not impaired. A portion of the liabilities ceded to Century by its affiliates have, in turn, been ceded by Century to NICO and, at December 31, 2012 and 2011, remaining cover on a paid loss basis was approximately $18 million and $386 million, respectively. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. Losses ceded by Century to the active ACE companies and other amounts owed to Century by the active ACE companies were, in the aggregate, approximately $402 million and $171 million at December 31, 2012 and 2011, respectively.

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

Income from ACE's operations at Lloyd's is subject to United Kingdom corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd's syndicates. Lloyd's has a closing agreement with the Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. ACE's Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Combined Insurance and its subsidiaries will file a separate consolidated U.S. tax return for tax years prior to 2014. Should ACE Group Holdings pay a dividend to ACE, withholding taxes would apply. Currently, however, no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to ACE. Certain international operations of ACE are also subject to income taxes imposed by the jurisdictions in which they operate.

ACE is not subject to income taxation other than as stated above.  There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require ACE to change the way it operates or become subject to taxation.

ACE's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. Domestic operations for the years ended December 31, 2012, 2011, and 2010 are not considered significant to the consolidated income before income taxes for the respective periods.

The following table presents the provision for income taxes:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Current tax expense	$305	$485	$443
Deferred tax expense (benefit)	(35)	17	110
Provision for income taxes	$270	$502	$553

The most significant jurisdictions contributing to the overall taxation of ACE are calculated using the following rates: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 35.0 percent, and U.K. 24.5 percent. The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Expected tax provision at Swiss statutory tax rate	$233	$160	$285
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	129	323	327
Tax-exempt interest and dividends received deduction, net of proration	(24)	(21)	(20)
Net withholding taxes	23	19	15
Favorable resolution of prior years' tax matters and closing statutes of limitations	(124)	—	(21)
Change in valuation allowance	4	(2)	(3)
Non-taxable acquisition gain	—	—	(61)
Other	29	23	31
Total provision for income taxes	$270	$502	$553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the components of the net deferred tax assets:

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Deferred tax assets:
Loss reserve discount	$849	$933
Unearned premiums reserve	98	85
Foreign tax credits	1,131	1,074
Investments	43	67
Provision for uncollectible balances	110	113
Loss carry-forwards	55	43
Other, net	110	31
Cumulative translation adjustment	—	5
Total deferred tax assets	2,396	2,351
Deferred tax liabilities:
Deferred policy acquisition costs	68	47
VOBA and other intangible assets	379	372
Un-remitted foreign earnings	795	810
Unrealized appreciation on investments	586	392
Cumulative translation adjustment	59	—
Total deferred tax liabilities	1,887	1,621
Valuation allowance	56	57
Net deferred tax assets	$453	$673

The valuation allowance of $56 million at December 31, 2012, and $57 million at December 31, 2011, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to utilize foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2012, ACE has net operating loss carry-forwards of $157 million which, if unutilized, will expire in the years 2013 through 2030, and a foreign tax credit carry-forward in the amount of $76 million which, if unutilized, will expire in the years 2015 through 2022.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Balance, beginning of year	$134	$139
Additions based on tax provisions related to the current year	19	1
Reductions for tax positions of prior years	—	(6)
Reductions for settlements with tax authorities	(16)	—
Reductions for the lapse of the applicable statutes of limitations	(111)	—
Balance, end of year	$26	$134

Not included in the balance above at December 31, 2012 and 2011, is $18 million and $1 million, respectively, of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Consequently, the total amount of unrecognized tax benefits at December 31, 2012, that would affect the effective tax rate, if recognized, is $8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

ACE recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Tax-related interest expense (income) and penalties reported in the consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 were $(8) million, $3 million, and $(1) million, respectively. At December 31, 2012 and 2011, ACE recorded $12 million and $22 million, respectively, in liabilities for tax-related interest and penalties in our consolidated balance sheets.

In 2010, ACE reached final settlement with the IRS Appeals Division (Appeals) regarding its federal tax returns for 2002, 2003, and 2004. As a result of the settlement, the amount of unrecognized tax benefits including interest was reduced by approximately $21 million. In 2012, ACE reached final settlement with Appeals regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006, and 2007. The settlement of these issues had no net impact on our results of operations. During 2012, the IRS completed its field examination of ACE’s federal tax returns for 2008 and 2009. No material adjustments resulted from this examination. During 2012, ACE recognized a $124 million benefit resulting from the favorable resolution of various prior years' tax matters and the closing of statutes of limitations. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

9. Debt

Debt outstanding consisted of the following:

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Short-term debt
Reverse repurchase agreements	$1,401	$1,251
Long-term debt
ACE INA senior notes due 2014	$500	$500
ACE INA senior notes due 2015	449	449
ACE INA senior notes due 2015	699	699
ACE INA senior notes due 2017	500	500
ACE INA senior notes due 2018	300	300
ACE INA senior notes due 2019	500	500
ACE INA debentures due 2029	100	100
ACE INA senior notes due 2036	299	299
Other	13	13
	$3,360	$3,360
Trust Preferred Securities
ACE INA capital securities due 2030	$309	$309

a) Short-term debt
ACE has executed reverse repurchase agreements with certain counterparties under which ACE agreed to sell securities and repurchase them at a future date for a predetermined price. At December 31, 2012, there were $1.4 billion of reverse repurchase agreements outstanding with a weighted average interest rate of 0.40 percent.

b) ACE INA notes and debentures
In June 2004, ACE INA issued $500 million of 5.875 percent senior notes due June 2014. These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In May 2008, ACE INA issued $450 million of 5.6 percent senior notes due May 2015. These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In November 2010, ACE INA issued $700 million of 2.6 percent senior notes due November 2015. These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In February 2007, ACE INA issued $500 million of 5.7 percent senior notes due February 2017. These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In February 2008, ACE INA issued $300 million of 5.8 percent senior notes due March 2018.  These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.35 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In June 2009, ACE INA issued $500 million of 5.9 percent senior notes due June 2019. These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.40 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In August 1999, ACE INA issued $100 million of 8.875 percent debentures due August 2029.  Subject to certain exceptions, the debentures are not redeemable before maturity and do not have the benefit of any sinking fund.  These unsecured debentures are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE INA's other senior indebtedness. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In May 2006, ACE INA issued $300 million of 6.7 percent notes due May 2036. These notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium plus 0.20 percent. The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund. These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

c) Other long-term debt
In August 2005, ACE American borrowed $10 million from the Pennsylvania Industrial Development Authority (PIDA) at a rate of 2.75 percent due September 2020.  The proceeds from PIDA were restricted for purposes of defraying construction costs of a new office building.   Principal and interest are payable on a monthly basis. The current balance outstanding is $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

ACE Limited has guaranteed, on a subordinated basis, ACE INA's obligations under the Subordinated Debentures, and distributions and other payments due on the Capital Securities. These guarantees, when taken together with ACE's obligations under expense agreements entered into with ACE Capital Trust II, provide a full and unconditional guarantee of amounts due on the Capital Securities.

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
ACE maintains positions in convertible bond investments that contain embedded derivatives. In addition, ACE, from time to time, purchases TBAs as part of its investing activities. These securities are included within the fixed maturities available for sale (FM AFS) portfolio. At December 31, 2012, ACE had no positions in TBAs.
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
In relation to certain debt issuances, ACE, from time to time, enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At December 31, 2012, ACE had no in-force interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

ACE, from time to time, buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables. At December 31, 2012, ACE had no in-force credit default swaps.
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

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31		December 31
			2012	2011
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$—	$620	$7	$674
Cross-currency swaps	AP	—	50	—	—
Futures contracts on money market instruments	AP	1	2,710	7	10,476
Futures contracts on notes and bonds	AP	10	915	(4)	1,055
Options on money market instruments	AP	—	—	—	292
Convertible bonds	FM AFS	309	279	357	353
TBAs	FM AFS	—	—	60	56
		$320	$4,574	$427	$12,906
Other derivative instruments
Futures contracts on equities(1)	AP	$(6)	$2,308	$(16)	$1,367
Options on equity market indices(1)	AP	30	250	54	250
Credit default swaps	AP	—	—	3	350
Other	AP	—	—	—	6
		$24	$2,558	$41	$1,973
GLB(2)	AP/FPB	$(1,352)	$1,100	$(1,505)	$1,378

(1)	Related to GMDB and GLB blocks of business.

(2)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Investment and embedded derivative instruments
Foreign currency forward contracts	$(9)	$6	$21
All other futures contracts and options	(22)	(98)	29
Convertible bonds	25	(50)	7
TBAs	—	(1)	1
Total investment and embedded derivative instruments	$(6)	$(143)	$58
GLB and other derivative instruments
GLB(1)	$171	$(779)	$(28)
Futures contracts on equities(2)	(273)	(12)	(140)
Options on equity market indices(2)	(24)	8	(10)
Interest rate swaps	—	—	(21)
Credit default swaps	(4)	(4)	1
Other	—	—	1
Total GLB and other derivative instruments	$(130)	$(787)	$(197)
	$(136)	$(930)	$(139)

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.
Derivative instrument objectives

(i) Foreign currency exposure management
A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. ACE uses forwards to minimize the effect of fluctuating foreign currencies.

(ii) Duration management and market exposure
Futures
Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. Exchange-traded futures contracts on money market instruments, notes and bonds are used in fixed maturity portfolios to more efficiently manage duration as substitutes for ownership of the money market instruments, bonds and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

Cross-currency swaps
Cross currency swaps are agreements under which two counterparties exchange interest payments and principal denominated in different currencies at a future date.  We use cross-currency swaps to reduce the foreign currency and interest rate risk by converting cash flows back into local currency.  We invest in foreign currency denominated investments to improve credit diversification and also to obtain better duration matching to our liabilities that is limited in the local currency market.

Interest rate swaps
We use interest rate swaps related to certain debt issuances for the purpose of either fixing and/or reducing borrowing costs.

Credit default swaps
A credit default swap is a bilateral contract under which two counterparties agree to isolate and separately trade the credit risk of at least one third-party reference entity. Under a credit default swap agreement, ACE as a protection buyer pays a periodic fee to a protection seller in exchange for a contingent payment by the seller upon a credit event (such as a default or failure to pay) related to the reference entity. When a credit event is triggered, the protection seller pays the protection buyer the difference between the fair value of assets and the principal amount.

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

(iv) TBA
By acquiring TBAs, we make a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBAs and issuance of the underlying security, we account for our position as a derivative in the consolidated financial statements. ACE purchases TBAs both for their total return and for the flexibility they provide related to our mortgage-backed security strategy.

(v) GLB
Under the GLB program, as the assuming entity, ACE is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as Future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of exit price and thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.

b) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest exposures by issuer at December 31, 2012, were JP Morgan Chase & Co., General Electric Company, and Goldman Sachs Group Inc. Our largest exposure by industry at December 31, 2012 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. During the years ended December 31, 2012, and both 2011 and 2010, approximately 11 percent and 12 percent, respectively, of our gross premiums written were generated from or placed by Marsh, Inc. This entity is a large, well established company and there are no indications that it is financially troubled at December 31, 2012. During the years ended December 31, 2011 and 2010, approximately 10 percent of our gross

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

premiums written were generated from or placed by Aon Corporation and its affiliates. No other broker and no one insured or reinsured accounted for more than 10 percent of gross premiums written in the years ended December 31, 2012, 2011, and 2010.

c) Other investments
At December 31, 2012, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1.7 billion. In connection with these investments, we have commitments that may require funding of up to $1.2 billion over the next several years.

d) Letters of credit
We have a $1.0 billion unsecured operational LOC facility (adjustable to $1.5 billion upon consent of the issuers) expiring in November 2017. We are allowed to utilize up to $300 million of this LOC facility as an unsecured revolving credit facility. This facility replaces the $1.0 billion syndicated letter of credit facility and $500 million unsecured revolving credit facility that expired in November 2012.   At December 31, 2012, outstanding LOCs issued under this facility were $619 million. We also have a $500 million unsecured operational LOC facility expiring in June 2014. At December 31, 2012, this facility was fully utilized.

To satisfy funding requirements of ACE's Lloyd's Syndicate 2488 through 2013, we have a series of four bilateral uncollateralized LOC facilities totaling $425 million. LOCs issued under these facilities will expire no earlier than December 2017. At December 31, 2012, $400 million of this facility was utilized.

These facilities require that ACE Limited and/or certain of its subsidiaries continue to maintain certain covenants. ACE Limited is also required to maintain a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2012.

e) Legal proceedings
(i) Claims and other litigation
Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves. In addition to claims litigation, we are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation typically involves, among other things, allegations of underwriting errors or misconduct, employment claims, regulatory activity, or disputes arising from our business ventures. In the opinion of management, our ultimate liability for these matters could be, but we believe is not likely to be, material to our consolidated financial condition and results of operations.

(ii) Business practices litigation
ACE Limited, ACE INA Holdings Inc., and ACE USA, Inc., along with a number of other insurers and brokers, were named in a series of federal putative nationwide class actions brought by insurance policyholders. The Judicial Panel on Multidistrict Litigation (JPML) consolidated these cases in the District of New Jersey. On August 1, 2005, plaintiffs in the New Jersey consolidated proceedings filed two consolidated amended complaints - one concerning commercial insurance and the other concerning employee benefit plans. The employee benefit plans litigation against ACE Limited and certain subsidiaries has been dismissed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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
On January 11, 2013, ACE reached a settlement in principle with the class action commercial plaintiffs for $4.2 million. If approved by the Court, this would end ACE's involvement in the class action lawsuit.
There are a number of additional federal actions brought by policyholders based on allegations similar to the allegations in the consolidated federal actions that were filed in, or transferred to, the United States District Court for the District of New Jersey for coordination (“tag-along cases”). On October 17, 2011 the Court lifted the stay in those matters, and on April 30, 2012 the Court entered a discovery scheduling order.  On September 25, 2012, at defendants' urging, the Court ordered the tag-along plaintiffs to file their final complaints.  The tag-along defendants served motions to dismiss or to compel arbitration on December 4, 2012 and December 21, 2012, respectively. The plaintiffs are required to file opposition briefs to the motions to dismiss on March 25, 2013 and to the motions to compel on March 3, 2013. The defendants reply briefs on the motions to dismiss are due on April 16, 2013 and for the motions to compel on March 23, 2013. Discovery is ongoing.

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

•
Avery Dennison Corp. v. Marsh & McLennan Companies, Inc. et al. (Case No. 07-00757; D.N.J.) was filed on February 13, 2007. ACE Limited, ACE INA Holdings Inc., ACE USA, Inc., and ACE American Insurance Co., along with a number of other insurers and brokers, are named. On February 22, 2013, ACE reached a confidential settlement in principle with Avery Dennison Corp. Once the agreement is finalized, this lawsuit will be dismissed with prejudice.

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

As of February 27, 2013, plaintiffs have not specified an amount of alleged damages in any of the remaining tag-along cases. The proceedings in the tag-along cases were stayed at a very early stage, before the ACE defendants could challenge the sufficiency of the claims with, for example, motions to dismiss. Also, the scope of the tag-along cases, in large part, will be affected by the outcome of the Court's decision on defendants' motions to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from these litigations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

In addition to the related federal cases, there is one pending state case with allegations similar to those in the consolidated federal actions described above:

•
Van Emden Management Corporation v. Marsh & McLennan Companies, Inc., et al. (Case No. 05-0066A; Superior Court of Massachusetts), a class action in Massachusetts, was filed on January 13, 2005. Illinois Union Insurance Company is named. The Van Emden case has been stayed pending resolution of the consolidated proceedings in the District of New Jersey or until further order of the Court.

As of February 27, 2013, plaintiffs have not specified an amount of alleged damages in this case. The proceedings were stayed at a very early stage, before Illinois Union could challenge the sufficiency of the claims with, for example, a motion to dismiss. As a result, ACE is unable to reasonably estimate the potential loss or range of losses, if any, arising from this litigation.
In all of the lawsuits described above, except where specifically noted, plaintiffs seek compensatory and in some cases special damages without specifying an amount. As a result, ACE cannot at this time estimate its potential costs related to these legal matters and, accordingly, no liability for compensatory damages has been established in the consolidated financial statements.

In the opinion of management, our ultimate liability for these matters could be, but we believe is not likely to be, material to our consolidated financial condition and results of operations.

f) Lease commitments
We lease office space and equipment in the countries in which we operate under operating leases which expire at various dates through 2033. We renew and enter into new leases in the ordinary course of business as required. Total rent expense with respect to these operating leases was $112 million, $114 million, and $83 million for the years ended December 31, 2012, 2011, and 2010, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the year ending December 31
(in millions of U.S. dollars)
2013	$91
2014	79
2015	69
2016	60
2017	51
Thereafter	151
Total minimum future lease commitments	$501

11. Shareholders’ equity

a) Common Shares
All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, we may not generally issue Common Shares below their par value. In the event there is a need to raise common equity at a time when the trading price of ACE's Common Shares is below par value, we will obtain shareholder approval to decrease the par value of the Common Shares.

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Dividend distributions following ACE's redomestication to Switzerland in July 2008 through March 2011 were paid in the form of a par value reduction (under the methods approved by our shareholders at our Annual General Meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. In light of a January 1, 2011 Swiss tax law change, shareholders at our May 2011 Annual General Meeting approved a dividend for the following year from capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves.

In November 2011, the Board recommended that our shareholders approve a resolution to increase our quarterly dividend from $0.35 per share to $0.47 per share for the payment made on January 31, 2012 and the payment made on April 20, 2012. This proposed increase was approved by our shareholders at the January 9, 2012 Extraordinary General Meeting.

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

b) Shares issued, outstanding, authorized, and conditional
The following table presents a roll-forward of changes in Common Shares issued and outstanding:

	Years Ended December 31
	2012	2011	2010
Shares issued, beginning of year	342,832,412	341,094,559	337,841,616
Shares issued, net	—	—	2,268,000
Exercise of stock options	—	1,737,853	984,943
Shares issued, end of year	342,832,412	342,832,412	341,094,559
Common Shares in treasury, end of year	(2,510,878)	(5,905,136)	(6,151,707)
Shares issued and outstanding, end of year	340,321,534	336,927,276	334,942,852
Common Shares issued to employee trust
Balance, beginning of year	(9,467)	(101,481)	(101,481)
Shares redeemed	—	92,014	—
Balance, end of year	(9,467)	(9,467)	(101,481)

Prior to August 2011, exercises of stock options were satisfied through newly issued shares. From August 2011 onward, exercises of stock options were satisfied through Common shares in treasury. Other decreases in Common Shares in treasury are principally due to grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock.

For the years ended December 2012, 2011, and 2010, ACE repurchased 100,000 Common Shares, 2,058,860 Common Shares, and 4,926,082 Common Shares in a series of open market transactions, respectively. The cost of these shares, which were placed in treasury, totaled $7 million, $132 million, and $303 million for the years ended December 31, 2012, 2011, and 2010, respectively. ACE repurchased these Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans.

At December 31, 2012, and 2011, 2,510,878 Common Shares and 5,905,136 Common Shares, respectively, remain in treasury after net shares redeemed under employee share-based compensation plans. Common Shares held in treasury are accounted for at cost.

Common Shares issued to employee trust are issued by ACE to a rabbi trust for deferred compensation obligations as discussed in Note 11 f) below.

Authorized share capital for general purposes
The ACE Limited Board of Directors (Board) has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes ACE's share capital from time to time through May 16, 2014, by the issuance of up to 140,000,000 fully paid up Common Shares, with a par value equal to the par value of ACE's Common Shares as set forth in the Articles of Association at the time of any such issuance.

Conditional share capital for bonds and similar debt instruments
The share capital of ACE may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares with a par value of CHF 28.89 each through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by ACE, including convertible debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Conditional share capital for employee benefit plans
The share capital of ACE may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares with a par value of CHF 28.89 each in connection with the exercise of option rights granted to any employee of ACE, and any consultant, director, or other person providing services to ACE.

c) ACE Limited securities repurchase authorization
In August 2011, the Board of Directors authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012.  The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. In November 2012, the Board of Directors authorized an extension through December 31, 2013. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. At December 31, 2012, $461 million in share repurchase authorizations remained through December 31, 2013 pursuant to the November 2010, August 2011, and November 2012 Board authorizations. For the period January 1, 2013 through February 27, 2013, we repurchased 1,746,123 Common Shares for a total of $149 million in a series of open market transactions. As of February 27, 2013, $312 million in share repurchase authorizations remained through December 31, 2013.

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

e) Dividends
As discussed above, dividend distributions on Common Shares following ACE's redomestication to Switzerland in July 2008 through March 31, 2011 were paid as a par value reduction while subsequent dividend distributions were funded from capital contribution reserves (Additional paid-in capital) and paid out of free reserves (Retained earnings) under the method approved by our shareholders at the May 2011 Annual General Meeting. At our May 2012 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2012 annual general meeting in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law. Dividend distributions on Common Shares amounted to CHF 1.91 ($2.06) per Common Share (including par value reductions of CHF 1.38 per Common Share), CHF 1.22 ($1.38) per Common Share (including a par value reduction of CHF 0.30 per Common Share), and CHF 1.31 ($1.30) per Common Share for the years ended December 31, 2012, 2011, and 2010, respectively. Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity. The par value per Common Share at December 31, 2012, stands at CHF 28.89.

f) Deferred compensation obligation
ACE maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by ACE to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders' equity and accounted for at historical cost in a manner similar to Common Shares in treasury. These shares are recorded in Common Shares issued to employee trust and the obligations are recorded in Deferred compensation obligation in the consolidated balance sheets. Changes in the fair value of the shares underlying the obligations are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and the related expense or income is recorded in Administrative expenses in the consolidated statements of operations.

The rabbi trusts also hold other assets, such as fixed maturities, equity securities, and life insurance policies. The assets of the rabbi trusts are consolidated with ACE's assets and reflected in Other investments in the consolidated balance sheets. Except for life insurance policies which are reflected at cash surrender value, these assets are classified as trading securities and reported at fair value with changes in fair value reflected in Other (income) expense in the consolidated statements of operations. Except for obligations related to life insurance policies which are carried at cash surrender value, the related deferred compensation obligation is carried at fair value and included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets with changes reflected as a corresponding increase or decrease to Other (income) expense in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

During 2004, we established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP), which replaced our prior incentive plans except for outstanding awards. The 2004 LTIP will continue in effect until terminated by the Board. Under the 2004 LTIP, a total of 30,600,000 Common Shares of ACE are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 30,600,000 shares; and (ii) any shares that are represented by awards granted under the prior plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to ACE to the extent that such shares would have been added back to the reserve under the terms of the applicable prior plan. At December 31, 2012, a total of 6,593,991 shares remain available for future issuance under this plan.

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

At our May 2012 Annual General Meeting, our shareholders approved a 1,500,000 increase to the maximum number of authorized shares to be issued under the ESPP under the 2004 LTIP. At December 31, 2012, a total of 1,491,053 Common Shares remain available for issuance under the ESPP.

ACE generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares and Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Stock options and shares issued under ESPP:
Pre-tax	$22	$23	$28
After-tax (1)	$17	$17	$20
Restricted stock:
Pre-tax	$109	$108	$111
After-tax	$64	$70	$79

(1) Excludes windfall tax benefit (shortfall) for share-based compensation recognized as a direct adjustment to Additional paid-in capital of $18 million, $6 million and $(1) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Unrecognized compensation expense related to the unvested portion of ACE's employee share-based awards was $119 million at December 31, 2012, and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options
ACE's 2004 LTIP provides for grants of both incentive and non-qualified stock options principally at an option price per share equal to the fair value of ACE's Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Included in ACE's share-based compensation expense in the year ended December 31, 2012, is a portion of the cost related to the 2009-2012 stock option grants. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. Expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from ACE's initial public trading date through the most recent quarter, and (c) implied volatility derived from ACE's publicly traded options.

The fair value of the options issued is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted-average model assumptions used for grants:

	Years Ended December 31
	2012	2011	2010
Dividend yield	2.7%	2.2%	2.5%
Expected volatility	29.8%	28.8%	30.3%
Risk-free interest rate	1.1%	2.3%	2.5%
Forfeiture rate	6.5%	6.5%	7.5%
Expected life	5.8 years	5.4 years	5.4 years

The following table presents a roll-forward of ACE's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2009	11,483,104	$45.46
Granted	2,094,227	$50.38	$12.09
Exercised	(1,328,715)	$40.11		$22
Forfeited	(305,723)	$49.77
Options outstanding, December 31, 2010	11,942,893	$46.80
Granted	1,649,824	$62.68	$14.67
Exercised	(2,741,238)	$44.45		$63
Forfeited	(271,972)	$51.33
Options outstanding, December 31, 2011	10,579,507	$49.78
Granted	1,462,103	$73.36	$15.58
Exercised	(2,401,869)	$42.50		$78
Forfeited	(190,082)	$61.87
Options outstanding, December 31, 2012	9,449,659	$55.03		$234
Options exercisable, December 31, 2012	6,446,407	$50.26		$190

The weighted-average remaining contractual term was 6.2 years for the stock options outstanding and 4.8 years for the stock options exercisable at December 31, 2012. The amount of cash received during the year ended December 31, 2012 from the exercise of stock options was $95 million.

Restricted stock and restricted stock units
ACE's 2004 LTIP provides for grants of restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. ACE also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting. The restricted stock is granted at market close price on the date of grant. Each restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

unit represents our obligation to deliver to the holder one Common Share upon vesting. Included in our share-based compensation expense for the year ended December 31, 2012, is a portion of the cost related to the restricted stock granted in the years 2008 - 2012.

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 25,669 restricted stock awards, 32,660 restricted stock awards, and 36,248 restricted stock awards that were granted to non-management directors during the years ended December 31, 2012, 2011, and 2010 respectively:

	Number of Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2009	4,873,429	$48.25
Granted	2,461,076	$51.09
Vested	(1,771,423)	$50.79
Forfeited	(257,350)	$47.93
Unvested restricted stock, December 31, 2010	5,305,732	$48.74
Granted	1,808,745	$60.01
Vested	(1,929,189)	$50.82
Forfeited	(333,798)	$47.46
Unvested restricted stock, December 31, 2011	4,851,490	$52.20
Granted	1,589,178	$73.46
Vested	(1,923,385)	$52.71
Forfeited	(262,436)	$58.40
Unvested restricted stock, December 31, 2012	4,254,847	$59.53

During the years ended December 31, 2012, 2011, and 2010, ACE awarded 262,549 restricted stock units, 261,214 restricted stock units, and 326,091 restricted stock units, respectively, to employees and officers of ACE and its subsidiaries each with a weighted-average grant date fair value per share of $73.41, $62.85, and $50.36, respectively. At December 31, 2012, there were 637,085 unvested restricted stock units.

Prior to 2009, ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until six months after the date of the non-management directors' termination from the Board. At December 31, 2012, there were 196,431 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31 of each year. The amounts that have been collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, that has been collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of the amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2012, 2011, and 2010, employees paid $13 million, $12 million, and $10 million to purchase 198,244 shares, 205,812 shares, and 240,979 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

13. Pension plans

ACE provides pension benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by ACE. The defined contribution plans include a capital accumulation plan (401(k)) in the U.S. The defined benefit plans consist of various plans offered in certain jurisdictions outside of the U.S. and Bermuda.

Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third party investment advisor. Expenses for these plans totaled $99 million, $96 million, and $87 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Defined benefit plans
We maintain non-contributory defined benefit plans that cover certain employees, principally located in Europe and Asia. We also provide a defined benefit plan to certain U.S.-based employees as a result of our acquisition of Penn Millers in November 2011. We account for pension benefits using the accrual method. Benefits under these plans are based on employees' years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. We use December 31 as the measurement date for our defined benefit pension plans.

At December 31, 2012, the fair value of plan assets and the projected benefit obligation were $487 million and $531 million, respectively. The fair value of plan assets and the projected benefit obligation were $434 million and $508 million, respectively, at December 31, 2011. The accrued pension liability of $44 million and $74 million at December 31, 2012 and 2011, respectively is included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

The defined benefit pension plan contribution for 2013 is expected to be $18 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net benefit costs over the next year is $3 million.

Benefit payments were $37 million and $21 million for the years ended December 31, 2012 and 2011, respectively. Benefit payments for the year ended December 31, 2012 included $12 million related to the full settlement of a defined benefit plan. Expected future payments are as follows:

For the year ending December 31
(in millions of U.S dollars)
2013	$21
2014	21
2015	23
2016	24
2017	22
2018-2022	127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

14. Other (income) expense

The following table presents the components of Other (income) expense as reflected in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Equity in net (income) loss of partially-owned entities	$(80)	$(32)	$(75)
Amortization of intangible assets	51	29	9
(Gains) losses from fair value changes in separate account assets	(29)	36	—
Federal excise and capital taxes	22	20	19
Acquisition-related costs	11	5	14
Other	19	23	23
Other (income) expense	$(6)	$81	$(10)

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

15. Segment information

ACE operates through the following business segments: Insurance – North American, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries.

The Insurance – North American segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Commercial Risk Services, ACE Private Risk Services, ACE Westchester, ACE Agriculture, ACE Bermuda, and various run-off operations, including Brandywine. ACE USA is the North American retail operating division which provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of commercial and non-commercial enterprises and consumers. ACE Commercial Risk Services addresses the insurance needs of small and mid-sized businesses in North America by delivering an array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Private Risk Services provides personal lines coverages for high net worth individuals and families in North America. ACE Westchester focuses on the North American wholesale distribution of excess and surplus lines property, casualty, environmental, professional liability and inland marine products. ACE Agriculture provides comprehensive Multiple Peril Crop Insurance, crop-hail and farm P&C insurance protection to customers in the U.S. and Canada through Rain and Hail as well as specialty P&C insurance coverages to Agribusiness customers through Penn Millers. ACE Bermuda provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies and covering exposures that are generally low in frequency and high in severity. The run-off operations do not actively sell insurance products but are responsible for the management of certain existing policies and settlement of related claims.

The Insurance – Overseas General segment comprises ACE International, our global retail insurance operations, the wholesale insurance business of ACE Global Markets (AGM), and the international A&H business of Combined Insurance. ACE International is our retail business serving territories outside the U.S., Bermuda, and Canada, and maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International has four regions of operations: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America. Companies within the Insurance – Overseas General segment write a variety of insurance products including P&C, professional lines (directors and officers and errors and omissions), marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H (principally accident and supplemental health). AGM, our London-based international specialty and excess and surplus lines business, includes Syndicate 2488, a wholly-owned ACE syndicate. AGM offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. ACE provides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. AGM uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd's worldwide licenses. AGM uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. The reinsurance operation of AGM is included in the Global Reinsurance segment. Combined Insurance distributes a wide range of supplemental A&H products.

The Global Reinsurance segment represents ACE's reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. The Global Reinsurance segment also includes AGM's reinsurance operations. These divisions provide a broad range of traditional and specialty reinsurance products including property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C insurers.

The Life segment includes ACE's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life provides a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life and unit linked contracts through multiple distribution channels primarily in emerging markets, including Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand and Vietnam; also throughout Latin America, selectively in Europe, and China through a non-consolidated joint venture insurance company. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace. Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers, businesses, and students through educational institutions in the U.S. and Canada.

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
For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of underwriting income. For example, for the year ended December 31, 2012, Life underwriting income of $402 million includes Net investment income of $251 million and gains from fair value changes in separate account assets of $29 million.
Effective January 1, 2012, we reclassified prior years segment operating results in order to conform to certain organizational realignments.  These realignments resulted in a transfer of operating revenue and underwriting results of our international direct-marketed and credit life businesses from the Insurance – Overseas General segment to the Life segment. These realignments have no impact on consolidated operating results; however, prior years segment operating results contained in this report have been adjusted to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following tables present the operations by segment:
Statement of Operations by Segment

For the Year Ended December 31, 2012 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$7,208	$5,863	$1,025	$1,979	$—	$16,075
Net premiums earned	7,019	5,740	1,002	1,916	—	15,677
Losses and loss expenses	5,626	2,862	553	611	1	9,653
Policy benefits	—	—	—	521	—	521
Policy acquisition costs	586	1,353	172	334	1	2,446
Administrative expenses	601	935	51	328	181	2,096
Underwriting income (loss)	206	590	226	122	(183)	961
Net investment income	1,091	521	290	251	28	2,181
Net realized gains (losses) including OTTI	42	103	6	(72)	(1)	78
Interest expense	12	5	4	12	217	250
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	(29)	—	(29)
Other	(9)	3	(15)	25	19	23
Income tax expense (benefit)	200	133	15	58	(136)	270
Net income (loss)	$1,136	$1,073	$518	$235	$(256)	$2,706

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Statement of Operations by Segment

For the Year Ended December 31, 2011 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$6,851	$5,629	$979	$1,913	$—	$15,372
Net premiums earned	6,911	5,614	1,003	1,859	—	15,387
Losses and loss expenses	5,276	3,029	621	593	1	9,520
Policy benefits	—	—	—	401	—	401
Policy acquisition costs	612	1,335	185	339	1	2,472
Administrative expenses	592	939	52	317	168	2,068
Underwriting income (loss)	431	311	145	209	(170)	926
Net investment income	1,170	546	287	226	13	2,242
Net realized gains (losses) including OTTI	34	33	(50)	(806)	(6)	(795)
Interest expense	15	5	2	11	217	250
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	36	—	36
Other	5	—	(1)	26	15	45
Income tax expense (benefit)	395	164	30	50	(137)	502
Net income (loss)	$1,220	$721	$351	$(494)	$(258)	$1,540

Statement of Operations by Segment

For the Year Ended December 31, 2010 (in millions of U.S. dollars)	Insurance – North American	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
Net premiums written	$5,797	$5,189	$1,075	$1,647	$—	$13,708
Net premiums earned	5,651	5,153	1,071	1,629	—	13,504
Losses and loss expenses	3,918	2,615	518	528	—	7,579
Policy benefits	—	—	—	357	—	357
Policy acquisition costs	626	1,209	204	306	—	2,345
Administrative expenses	561	837	55	246	174	1,873
Underwriting income (loss)	546	492	294	192	(174)	1,350
Net investment income	1,138	473	288	174	(3)	2,070
Net realized gains (losses) including OTTI	417	123	93	(192)	(9)	432
Interest expense	9	1	—	3	211	224
Other (income) expense	(22)	(13)	(23)	26	22	(10)
Income tax expense (benefit)	435	171	42	59	(154)	553
Net income (loss)	$1,679	$929	$656	$86	$(265)	$3,085
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Year Ended December 31, 2012
Insurance – North American	$3,242	$3,406	$371	$7,019
Insurance – Overseas General	2,236	1,379	2,125	5,740
Global Reinsurance	495	507	—	1,002
Life	—	—	1,916	1,916
	$5,973	$5,292	$4,412	$15,677
For the Year Ended December 31, 2011
Insurance – North American	$3,174	$3,380	$357	$6,911
Insurance – Overseas General	2,080	1,415	2,119	5,614
Global Reinsurance	458	545	—	1,003
Life	—	—	1,859	1,859
	$5,712	$5,340	$4,335	$15,387
For the Year Ended December 31, 2010
Insurance – North American	$1,578	$3,777	$296	$5,651
Insurance – Overseas General	1,800	1,424	1,929	5,153
Global Reinsurance	520	551	—	1,071
Life	—	—	1,629	1,629
	$3,898	$5,752	$3,854	$13,504

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America		Asia Pacific/Far East	Latin America
Years Ended		Europe
2012	60%	17%	16%	7%
2011	61%	18%	14%	7%
2010	61%	20%	13%	6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

16. Earnings per share
As discussed in Note 1, the following table presents the computation of basic and diluted earnings per share:

	Years Ended December 31
(in millions of U.S. dollars, except share and per share data)	2012	2011	2010
Numerator:
Net income	$2,706	$1,540	$3,085
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	339,843,438	338,159,409	339,685,143
Denominator for diluted earnings per share:
Share-based compensation plans	2,903,512	2,620,815	1,561,244
Adjusted weighted-average shares outstanding and assumed conversions	342,746,950	340,780,224	341,246,387
Basic earnings per share	$7.96	$4.55	$9.08
Diluted earnings per share	$7.89	$4.52	$9.04
Potential anti-dilutive share conversions	896,591	111,326	256,868

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years.

17. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally ACE management. ACE maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda (Borrower), the balance of which was $27 million and $29 million, at December 31, 2012 and 2011, respectively. The receivable is included in Other assets in the consolidated balance sheets. The Borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The Borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, we report the demand note at the lower of its principal value or the fair value of assets held by the Borrower to repay the loan, including the real estate properties.

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Our international subsidiaries prepare statutory financial statements based on local laws and regulations. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some countries, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements.

ACE's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. The amount of dividends available to be paid in 2013 without prior approval for our U.S. and International subsidiaries totals $762 million and $2.1 billion, respectively.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2012, 2011, and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following tables present the combined statutory capital and surplus and statutory net income of the U.S. and International subsidiaries:

			December 31
(in millions of U.S. dollars)		2012	2011
Statutory capital and surplus
U.S. Subsidiaries		$6,037	$5,858
International Subsidiaries		$18,317	$15,565

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Statutory net income
U.S. Subsidiaries	$619	$702	$1,025
International Subsidiaries	$2,118	$1,214	$2,592

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable NAIC or local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on ACE's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $161 million and $192 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2012 and December 31, 2011, and for the years ended December 31, 2012, 2011, and 2010 for ACE Limited (the Parent Guarantor) and ACE INA Holdings, Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor's investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at December 31, 2012

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$31	$31,074	$29,159	$—	$60,264
Cash(3)	103	515	(3)	—	615
Insurance and reinsurance balances receivable	—	3,654	493	—	4,147
Reinsurance recoverable on losses and loss expenses	—	17,232	(5,154)	—	12,078
Reinsurance recoverable on policy benefits	—	1,187	(946)	—	241
Value of business acquired	—	610	4	—	614
Goodwill and other intangible assets	—	4,419	556	—	4,975
Investments in subsidiaries	27,251	—	—	(27,251)	—
Due from subsidiaries and affiliates, net	204	—	—	(204)	—
Other assets	13	7,563	2,035	—	9,611
Total assets	$27,602	$66,254	$26,144	$(27,455)	$92,545
Liabilities
Unpaid losses and loss expenses	$—	$31,356	$6,590	$—	$37,946
Unearned premiums	—	5,872	992	—	6,864
Future policy benefits	—	3,876	594	—	4,470
Due to (from) subsidiaries and affiliates, net	—	384	(180)	(204)	—
Short-term debt	—	851	550	—	1,401
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	71	8,272	2,321	—	10,664
Total liabilities	71	54,280	10,867	(204)	65,014
Total shareholders’ equity	27,531	11,974	15,277	(27,251)	27,531
Total liabilities and shareholders’ equity	$27,602	$66,254	$26,144	$(27,455)	$92,545

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1f) for additional information. At December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2011

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$33	$28,848	$26,795	$—	$55,676
Cash	106	382	126	—	614
Insurance and reinsurance balances receivable	—	3,944	443	—	4,387
Reinsurance recoverable on losses and loss expenses	—	17,146	(4,757)	—	12,389
Reinsurance recoverable on policy benefits	—	941	(692)	—	249
Value of business acquired	—	676	—	—	676
Goodwill and other intangible assets	—	4,248	551	—	4,799
Investments in subsidiaries	23,871	—	—	(23,871)	—
Due from subsidiaries and affiliates, net	498	—	—	(498)	—
Other assets	8	7,018	1,505	—	8,531
Total assets	$24,516	$63,203	$23,971	$(24,369)	$87,321
Liabilities
Unpaid losses and loss expenses	$—	$30,837	$6,640	$—	$37,477
Unearned premiums	—	5,416	918	—	6,334
Future policy benefits	—	3,673	601	—	4,274
Due to subsidiaries and affiliates, net	—	316	182	(498)	—
Short-term debt	—	850	401	—	1,251
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	184	7,769	2,031	—	9,984
Total liabilities	184	52,530	10,773	(498)	62,989
Total shareholders’ equity	24,332	10,673	13,198	(23,871)	24,332
Total liabilities and shareholders’ equity	$24,516	$63,203	$23,971	$(24,369)	$87,321

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$9,466	$6,609	$—	$16,075
Net premiums earned	—	9,194	6,483	—	15,677
Net investment income	1	1,048	1,132	—	2,181
Equity in earnings of subsidiaries	2,590	—	—	(2,590)	—
Net realized gains (losses) including OTTI	17	121	(60)	—	78
Losses and loss expenses	—	6,211	3,442	—	9,653
Policy benefits	—	309	212	—	521
Policy acquisition costs and administrative expenses	62	2,564	1,916	—	4,542
Interest (income) expense	(33)	257	26	—	250
Other (income) expense	(137)	77	54	—	(6)
Income tax expense	10	193	67	—	270
Net income	$2,706	$752	$1,838	$(2,590)	$2,706
Comprehensive income	$3,682	$1,209	$1,381	$(2,590)	$3,682

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2011	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$9,081	$6,291	$—	$15,372
Net premiums earned	—	9,082	6,305	—	15,387
Net investment income	2	1,096	1,144	—	2,242
Equity in earnings of subsidiaries	1,459	—	—	(1,459)	—
Net realized gains (losses) including OTTI	(4)	62	(853)	—	(795)
Losses and loss expenses	—	5,889	3,631	—	9,520
Policy benefits	—	192	209	—	401
Policy acquisition costs and administrative expenses	69	2,561	1,910	—	4,540
Interest (income) expense	(37)	267	20	—	250
Other (income) expense	(125)	143	63	—	81
Income tax expense	10	418	74	—	502
Net income	$1,540	$770	$689	$(1,459)	$1,540
Comprehensive income	$1,857	$1,077	$382	$(1,459)	$1,857

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2010	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$8,195	$5,513	$—	$13,708
Net premiums earned	—	7,940	5,564	—	13,504
Net investment income	1	1,011	1,058	—	2,070
Equity in earnings of subsidiaries	3,043	—	—	(3,043)	—
Net realized gains (losses) including OTTI	(42)	303	171	—	432
Losses and loss expenses	—	4,910	2,669	—	7,579
Policy benefits	—	148	209	—	357
Policy acquisition costs and administrative expenses	70	2,395	1,753	—	4,218
Interest (income) expense	(37)	251	10	—	224
Other (income) expense	(123)	101	12	—	(10)
Income tax expense	7	441	105	—	553
Net income	$3,085	$1,008	$2,035	$(3,043)	$3,085
Comprehensive income	$3,856	$1,271	$1,772	$(3,043)	$3,856

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$781	$1,744	$1,920	$(450)	$3,995
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(11,843)	(12,001)	—	(23,844)
Purchases of fixed maturities held to maturity	—	(384)	(4)	—	(388)
Purchases of equity securities	—	(70)	(65)	—	(135)
Sales of fixed maturities available for sale	—	7,347	7,422	—	14,769
Sales of equity securities	—	59	60	—	119
Maturities and redemptions of fixed maturities available for sale	—	2,759	2,764	—	5,523
Maturities and redemptions of fixed maturities held to maturity	—	1,045	406	—	1,451
Net derivative instruments settlements	(1)	(6)	(274)	—	(281)
Capital contribution	—	—	(90)	90	—
Advances from (to) affiliates	(2)	—	—	2	—
Acquisition of subsidiaries (net of cash acquired of $8)	—	(111)	13	—	(98)
Other	—	(395)	(160)	—	(555)
Net cash flows used for investing activities	(3)	(1,599)	(1,929)	92	(3,439)
Cash flows from financing activities
Dividends paid on Common Shares	(815)	—	—	—	(815)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	1	149	—	150
Proceeds from share-based compensation plans, including windfall tax benefits	34	13	79	—	126
Advances (to) from affiliates	—	(105)	107	(2)	—
Dividends to parent company	—	—	(450)	450	—
Capital contribution	—	90	—	(90)	—
Net cash flows used for financing activities	(781)	(1)	(126)	358	(550)
Effect of foreign currency rate changes on cash and cash equivalents	—	(11)	6	—	(5)
Net increase (decrease) in cash	(3)	133	(129)	—	1
Cash – beginning of period	106	382	126	—	614
Cash – end of period(3)	$103	$515	$(3)	$—	$615

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$762	$1,053	$2,395	$(740)	$3,470
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(12,203)	(12,375)	—	(24,578)
Purchases of fixed maturities held to maturity	—	(338)	(2)	—	(340)
Purchases of equity securities	—	(157)	(152)	—	(309)
Sales of fixed maturities available for sale	9	9,718	8,244	—	17,971
Sales of equity securities	—	354	22	—	376
Maturities and redemptions of fixed maturities available for sale	—	1,784	1,936	—	3,720
Maturities and redemptions of fixed maturities held to maturity	—	933	346	—	1,279
Net derivative instruments settlements	(3)	(24)	(40)	—	(67)
Capital contribution	(385)	—	—	385	—
Advances from (to) affiliates	41	—	—	(41)	—
Acquisition of subsidiaries (net of cash acquired of $91)	—	(569)	(37)	—	(606)
Other	—	(420)	(62)	—	(482)
Net cash flows used for investing activities	(338)	(922)	(2,120)	344	(3,036)
Cash flows from financing activities
Dividends paid on Common Shares	(459)	—	—	—	(459)
Common Shares repurchased	—	—	(195)	—	(195)
Net proceeds from (repayments) issuance of short-term debt	(300)	(150)	400	—	(50)
Proceeds from share-based compensation plans, including windfall tax benefits	133	3	3	—	139
Advances from (to) affiliates	—	(149)	108	41	—
Dividends to parent company	—	—	(740)	740	—
Capital contribution	—	—	385	(385)	—
Net cash flows used for financing activities	(626)	(296)	(39)	396	(565)
Effect of foreign currency rate changes on cash and cash equivalents	—	(26)	(1)	—	(27)
Net increase (decrease) in cash	(202)	(191)	235	—	(158)
Cash – beginning of period(3)	308	573	(109)	—	772
Cash – end of period	$106	$382	$126	$—	$614

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$(176)	$1,798	$2,124	$(200)	$3,546
Cash flows from investing activities
Purchases of fixed maturities available for sale	(1)	(13,785)	(17,470)	—	(31,256)
Purchases of fixed maturities held to maturity	—	(615)	(1)	—	(616)
Purchases of equity securities	—	(107)	(687)	—	(794)
Sales of fixed maturities available for sale	—	10,225	14,054	—	24,279
Sales of equity securities	—	17	757	—	774
Maturities and redemptions of fixed maturities available for sale	—	1,845	1,815	—	3,660
Maturities and redemptions of fixed maturities held to maturity	—	1,142	211	—	1,353
Net derivative instruments settlements	(3)	(10)	(96)	—	(109)
Capital contribution	(290)	—	—	290	—
Advances from (to) affiliates	851	—	—	(851)	—
Acquisition of subsidiaries (net of cash acquired of $80)	—	(1,139)	—	—	(1,139)
Other	—	(253)	(80)	—	(333)
Net cash flows from (used for) investing activities	557	(2,680)	(1,497)	(561)	(4,181)
Cash flows from financing activities
Dividends paid on Common Shares	(435)	—	—	—	(435)
Common Shares repurchased	—	—	(235)	—	(235)
Net proceeds from issuance of short-term debt	300	841	—	—	1,141
Net proceeds from issuance of long-term debt	—	199	—	—	199
Proceeds from share-based compensation plans, including windfall tax benefits	63	—	(1)	—	62
Advances from (to) affiliates	—	3	(854)	851	—
Dividends to parent company	—	—	(200)	200	—
Capital contribution	—	—	290	(290)	—
Net cash flows from (used for) financing activities	(72)	1,043	(1,000)	761	732
Effect of foreign currency rate changes on cash and cash equivalents	—	12	(6)	—	6
Net increase (decrease) in cash	309	173	(379)	—	103
Cash – beginning of period(3)	(1)	400	270	—	669
Cash – end of period(3)	$308	$573	$(109)	$—	$772

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2010 and 2009, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

20. Condensed unaudited quarterly financial data

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2012	2012	2012	2012
Net premiums earned	$3,381	$3,783	$4,665	$3,848
Net investment income	544	537	533	567
Net realized gains (losses) including OTTI	260	(394)	(60)	272
Total revenues	$4,185	$3,926	$5,138	$4,687
Losses and loss expenses	$1,804	$2,119	$3,047	$2,683
Policy benefits	$147	$102	$130	$142
Net income	$973	$328	$640	$765
Basic earnings per share	$2.87	$0.96	$1.88	$2.24
Diluted earnings per share	$2.84	$0.96	$1.86	$2.22

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2011	2011	2011	2011
Net premiums earned	$3,309	$3,757	$4,490	$3,831
Net investment income	544	569	564	565
Net realized gains (losses) including OTTI	(45)	(73)	(760)	83
Total revenues	$3,808	$4,253	$4,294	$4,479
Losses and loss expenses	$2,263	$2,226	$2,745	$2,286
Policy benefits	$91	$108	$83	$119
Net income (loss)	$250	$594	$(39)	$735
Basic earnings per share	$0.74	$1.75	$(0.11)	$2.17
Diluted earnings per share	$0.73	$1.74	$(0.11)	$2.15

SCHEDULE I
ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2012 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$3,553	$3,735	$3,735
Foreign	13,016	13,713	13,713
Corporate securities	15,529	16,708	16,708
Mortgage-backed securities	10,051	10,473	10,473
States, municipalities, and political subdivisions	2,517	2,677	2,677
Total fixed maturities available for sale	44,666	47,306	47,306
Fixed maturities held to maturity
U.S. Treasury and agency	1,044	1,083	1,044
Foreign	910	964	910
Corporate securities	2,133	2,275	2,133
Mortgage-backed securities	2,028	2,116	2,028
States, municipalities, and political subdivisions	1,155	1,195	1,155
Total fixed maturities held to maturity	7,270	7,633	7,270
Equity securities
Industrial, miscellaneous, and all other	707	744	744
Short-term investments	2,228	2,228	2,228
Other investments	2,465	2,716	2,716
	4,693	4,944	4,944
Total investments - other than investments in related parties	$57,336	$60,627	$60,264

SCHEDULE II
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2012	2011
Assets
Investments in subsidiaries and affiliates on equity basis	$27,251	$23,871
Short-term investments	1	1
Other investments, at cost	30	32
Total investments	27,282	23,904
Cash	103	106
Due from subsidiaries and affiliates, net	204	498
Other assets	13	8
Total assets	$27,602	$24,516
Liabilities
Accounts payable, accrued expenses, and other liabilities	$71	$65
Dividends payable	—	119
Total liabilities	71	184
Shareholders' equity
Common Shares	9,591	10,095
Common Shares in treasury	(159)	(327)
Additional paid-in capital	5,179	5,326
Retained earnings	10,033	7,327
Accumulated other comprehensive income	2,887	1,911
Total shareholders' equity	27,531	24,332
Total liabilities and shareholders' equity	$27,602	$24,516

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Revenues
Investment income, including intercompany interest income	$34	$39	$38
Equity in net income of subsidiaries and affiliates	2,590	1,459	3,043
Net realized gains (losses)	17	(4)	(42)
	2,641	1,494	3,039
Expenses
Administrative and other (income) expense	(75)	(56)	(53)
Income tax expense	10	10	7
	(65)	(46)	(46)
Net income	$2,706	$1,540	$3,085
Comprehensive income	$3,682	$1,857	$3,856

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2012	2011	2010
Net cash flows from (used for) operating activities	$781	$762	$(176)
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(1)
Sales of fixed maturities available for sale	—	9	—
Net derivative instruments settlements	(1)	(3)	(3)
Capital contribution to subsidiary	—	(385)	(290)
Advances (to) from affiliates	(2)	41	851
Net cash flows from (used for) investing activities	(3)	(338)	557
Cash flows from financing activities
Dividends paid on Common Shares	(815)	(459)	(435)
Net proceeds from issuance (repayment) of short-term debt	—	(300)	300
Proceeds from share-based compensation plans	34	133	63
Net cash flows used for financing activities	(781)	(626)	(72)
Net increase (decrease) in cash	(3)	(202)	309
Cash - beginning of year	106	308	(1)
Cash - end of year	$103	$106	$308

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV
ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned

For the years ended December 31, 2012, 2011, and 2010 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2012	$17,802	$5,427	$3,302	$15,677	21%
2011	$17,534	$5,496	$3,349	$15,387	22%
2010	$15,780	$5,792	$3,516	$13,504	26%

SCHEDULE VI
ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2012, 2011, and 2010 (in millions of U.S. dollars)
						Net Losses and Loss Expenses Incurred Related to
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
2012	$1,757	$26,547	$6,864	$14,764	$2,018	$10,132	$(479)	$2,254	$9,219	$15,107
2011	$1,512	$25,875	$6,334	$14,523	$2,107	$10,076	$(556)	$2,291	$8,866	$14,455
2010	$1,435	$25,242	$6,330	$12,893	$1,994	$8,082	$(503)	$2,216	$7,413	$13,075