Form 10-Q
period 2013-03-31
ACE Ltd
filed 2013-05-01
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
YES   ☐                                                 NO  ☒
The number of registrant’s Common Shares (CHF 28.43 par value) outstanding as of April 17, 2013 was 340,173,118.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2013	2012
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $45,470 and $44,666)	$47,947	$47,306
(includes hybrid financial instruments of $274 and $309)
Fixed maturities held to maturity, at amortized cost (fair value – $7,213 and $7,633)	6,867	7,270
Equity securities, at fair value (cost – $781 and $707)	832	744
Short-term investments, at fair value and amortized cost	2,893	2,228
Other investments (cost – $2,544 and $2,465)	2,820	2,716
Total investments	61,359	60,264
Cash	855	615
Securities lending collateral	1,786	1,791
Accrued investment income	545	552
Insurance and reinsurance balances receivable	4,154	4,147
Reinsurance recoverable on losses and loss expenses	11,530	12,078
Reinsurance recoverable on policy benefits	231	241
Deferred policy acquisition costs	1,966	1,873
Value of business acquired	583	614
Goodwill and other intangible assets	4,909	4,975
Prepaid reinsurance premiums	1,653	1,617
Deferred tax assets	505	453
Investments in partially-owned insurance companies (cost – $446 and $451)	449	454
Other assets	2,936	2,871
Total assets	$93,461	$92,545
Liabilities
Unpaid losses and loss expenses	$37,082	$37,946
Unearned premiums	7,019	6,864
Future policy benefits	4,465	4,470
Insurance and reinsurance balances payable	3,402	3,472
Securities lending payable	1,789	1,795
Accounts payable, accrued expenses, and other liabilities	5,701	5,377
Income taxes payable	43	20
Short-term debt	1,402	1,401
Long-term debt	4,307	3,360
Trust preferred securities	309	309
Total liabilities	65,519	65,014
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 28.43 and CHF 28.89 par value; 342,832,412 shares issued; 340,045,256 and 340,321,534 shares outstanding)	9,423	9,591
Common Shares in treasury (2,787,156 and 2,510,878 shares)	(212)	(159)
Additional paid-in capital	5,095	5,179
Retained earnings	10,986	10,033
Accumulated other comprehensive income (AOCI)	2,650	2,887
Total shareholders’ equity	27,942	27,531
Total liabilities and shareholders’ equity	$93,461	$92,545
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2013	2012
Revenues
Net premiums written	$3,798	$3,572
Change in unearned premiums	(225)	(191)
Net premiums earned	3,573	3,381
Net investment income	531	544
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(3)	(10)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—
Net OTTI losses recognized in income	(3)	(10)
Net realized gains (losses) excluding OTTI losses	209	270
Total net realized gains (losses) (includes $35 of net unrealized gains reclassified from AOCI in 2013)	206	260
Total revenues	4,310	4,185
Expenses
Losses and loss expenses	1,926	1,804
Policy benefits	131	147
Policy acquisition costs	614	582
Administrative expenses	514	510
Interest expense	60	62
Other (income) expense	(10)	(3)
Total expenses	3,235	3,102
Income before income tax	1,075	1,083
Income tax expense (includes $5 Income tax expense from reclassification of unrealized gains in 2013)	122	110
Net income	$953	$973
Other comprehensive income (loss)
Unrealized (depreciation) appreciation	$(116)	$325
Reclassification adjustment for net realized gains included in net income	(35)	(33)
	(151)	292
Change in:
Cumulative translation adjustment	(211)	88
Pension liability	22	(2)
Other comprehensive income (loss), before income tax	(340)	378
Income tax benefit (expense) related to OCI items	103	(80)
Other comprehensive income (loss)	(237)	298
Comprehensive income	$716	$1,271
Earnings per share
Basic earnings per share	$2.80	$2.87
Diluted earnings per share	$2.77	$2.84
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Common Shares
Balance – beginning of period	$9,591	$10,095
Dividends declared on Common Shares-par value reduction	(168)	—
Balance – end of period	9,423	10,095
Common Shares in treasury
Balance – beginning of period	(159)	(327)
Common Shares repurchased	(154)	(7)
Net shares redeemed under employee share-based compensation plans	101	107
Balance – end of period	(212)	(227)
Additional paid-in capital
Balance – beginning of period	5,179	5,326
Net shares redeemed under employee share-based compensation plans	(114)	(95)
Exercise of stock options	(12)	(10)
Share-based compensation expense and other	42	33
Funding of dividends declared to Retained earnings	—	(200)
Balance – end of period	5,095	5,054
Retained earnings
Balance – beginning of period	10,033	7,327
Net income	953	973
Funding of dividends declared from Additional paid-in capital	—	200
Dividends declared on Common Shares	—	(200)
Balance – end of period	10,986	8,300
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	2,633	1,715
Change in period, before reclassification from AOCI, net of income tax benefit of $51	(65)
Amounts reclassified from AOCI, net of income tax expense of $5	(30)
Change in period, net of income tax benefit (expense) of $56 and $(49)	(95)	243
Balance – end of period	2,538	1,958
Cumulative translation adjustment
Balance – beginning of period	339	258
Change in period, net of income tax benefit (expense) of $55 and $(32)	(156)	56
Balance – end of period	183	314
Pension liability adjustment
Balance – beginning of period	(85)	(62)
Change in period, net of income tax benefit (expense) of $(8) and $1	14	(1)
Balance – end of period	(71)	(63)
Accumulated other comprehensive income	2,650	2,209
Total shareholders’ equity	$27,942	$25,431
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Cash flows from operating activities
Net income	$953	$973
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(206)	(260)
Amortization of premiums/discounts on fixed maturities	66	45
Deferred income taxes	35	(1)
Unpaid losses and loss expenses	(505)	(492)
Unearned premiums	267	265
Future policy benefits	44	27
Insurance and reinsurance balances payable	(41)	(126)
Accounts payable, accrued expenses, and other liabilities	144	(65)
Income taxes payable	29	41
Insurance and reinsurance balances receivable	(45)	(58)
Reinsurance recoverable on losses and loss expenses	435	422
Reinsurance recoverable on policy benefits	10	11
Deferred policy acquisition costs	(121)	(72)
Prepaid reinsurance premiums	(58)	(83)
Other	(94)	(55)
Net cash flows from operating activities	913	572
Cash flows from investing activities
Purchases of fixed maturities available for sale	(6,133)	(5,429)
Purchases of to be announced mortgage-backed securities	(19)	(54)
Purchases of fixed maturities held to maturity	(142)	(32)
Purchases of equity securities	(107)	(19)
Sales of fixed maturities available for sale	2,745	3,736
Sales of to be announced mortgage-backed securities	19	59
Sales of equity securities	31	26
Maturities and redemptions of fixed maturities available for sale	2,016	1,076
Maturities and redemptions of fixed maturities held to maturity	491	345
Net derivative instruments settlements	(279)	(195)
Acquisition of subsidiaries	(33)	(25)
Other	(55)	(103)
Net cash flows used for investing activities	(1,466)	(615)
Cash flows from financing activities
Dividends paid on Common Shares	(2)	(159)
Common Shares repurchased	(154)	(11)
Proceeds from issuance of long-term debt	947	—
Proceeds from issuance of short-term debt	659	681
Repayment of short-term debt	(658)	(400)
Proceeds from share-based compensation plans, including windfall tax benefits	21	28
Net cash flows from financing activities	813	139
Effect of foreign currency rate changes on cash and cash equivalents	(20)	5
Net increase in cash	240	101
Cash – beginning of period	615	614
Cash – end of period	$855	$715
Supplemental cash flow information
Taxes paid	$43	$72
Interest paid	$31	$37
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ACE Limited and Subsidiaries

1. General

Basis of presentation
ACE Limited is a holding company incorporated in Zurich, Switzerland. ACE Limited, through its various subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 10 for additional information.

The interim unaudited consolidated financial statements, which include the accounts of ACE Limited and its subsidiaries (collectively, ACE, we, us, or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions have been eliminated.

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Form 10-K.

2. Acquisitions

We acquired 80 percent of PT Asuransi Jaya Proteksi (JaPro) on September 18, 2012 and our local partner acquired the remaining 20 percent on January 3, 2013. Japro is one of Indonesia's leading general insurers. The total purchase price for 100 percent of the company was approximately $107 million in cash. JaPro operates in our Insurance – Overseas General segment.

On April 1, 2013, we acquired Fianzas Monterrey, a leading surety lines company in Mexico offering administrative performance bonds primarily to clients in the construction and industrial sectors, for approximately $293 million in cash. This acquisition expands our gobal franchise in the surety business and enhances our existing commercial lines and personal accident insurance business in Mexico.

On October 18, 2012, we announced that we reached a definitive agreement to acquire ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages. We expect to pay approximately $865 million in cash for this transaction, subject to adjustment for dividends paid between signing and closing. This transaction, which is subject to regulatory approvals and other customary closing conditions, is expected to be completed during the second quarter of 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

3. Investments

a) Fixed maturities
The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

March 31, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,690	$158	$(5)	$3,843	$—
Foreign	13,007	673	(16)	13,664	—
Corporate securities	15,769	1,180	(28)	16,921	(6)
Mortgage-backed securities	9,813	384	(26)	10,171	(39)
States, municipalities, and political subdivisions	3,191	162	(5)	3,348	—
	$45,470	$2,557	$(80)	$47,947	$(45)
Held to maturity
U.S. Treasury and agency	$962	$35	$—	$997	$—
Foreign	882	55	—	937	—
Corporate securities	2,064	138	—	2,202	—
Mortgage-backed securities	1,812	81	—	1,893	—
States, municipalities, and political subdivisions	1,147	41	(4)	1,184	—
	$6,867	$350	$(4)	$7,213	$—

December 31, 2012	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,553	$183	$(1)	$3,735	$—
Foreign	13,016	711	(14)	13,713	—
Corporate securities	15,529	1,210	(31)	16,708	(7)
Mortgage-backed securities	10,051	458	(36)	10,473	(84)
States, municipalities, and political subdivisions	2,517	163	(3)	2,677	—
	$44,666	$2,725	$(85)	$47,306	$(91)
Held to maturity
U.S. Treasury and agency	$1,044	$39	$—	$1,083	$—
Foreign	910	54	—	964	—
Corporate securities	2,133	142	—	2,275	—
Mortgage-backed securities	2,028	88	—	2,116	—
States, municipalities, and political subdivisions	1,155	44	(4)	1,195	—
	$7,270	$367	$(4)	$7,633	$—

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three months ended March 31, 2013 and 2012, $24 million and $68 million of net unrealized appreciation related to such securities is included in OCI. At March 31, 2013 and December 31, 2012, AOCI includes net unrealized depreciation of nil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

and $25 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 85 percent of the total mortgage-backed securities at both March 31, 2013 and December 31, 2012, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2013		2012
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,063	$2,084	$1,887	$1,906
Due after 1 year through 5 years	13,790	14,417	13,411	14,010
Due after 5 years through 10 years	15,488	16,539	15,032	16,153
Due after 10 years	4,316	4,736	4,285	4,764
	35,657	37,776	34,615	36,833
Mortgage-backed securities	9,813	10,171	10,051	10,473
	$45,470	$47,947	$44,666	$47,306
Held to maturity
Due in 1 year or less	$496	$499	$656	$659
Due after 1 year through 5 years	1,953	2,040	1,870	1,950
Due after 5 years through 10 years	2,079	2,220	2,119	2,267
Due after 10 years	527	561	597	641
	5,055	5,320	5,242	5,517
Mortgage-backed securities	1,812	1,893	2,028	2,116
	$6,867	$7,213	$7,270	$7,633

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities
The following table presents the cost and fair value of equity securities:

	March 31	December 31
(in millions of U.S. dollars)	2013	2012
Cost	$781	$707
Gross unrealized appreciation	55	41
Gross unrealized depreciation	(4)	(4)
Fair value	$832	$744

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

For the three months ended March 31, 2013 and 2012, credit losses recognized in net income for corporate securities were $1 million and $3 million, respectively.

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

For the three months ended March 31, 2013 and 2012, credit losses recognized in net income for mortgage-backed securities were nil and $3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Fixed maturities:
OTTI on fixed maturities, gross	$(1)	$(7)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	—
OTTI on fixed maturities, net	(1)	(7)
Gross realized gains excluding OTTI	62	112
Gross realized losses excluding OTTI	(25)	(71)
Total fixed maturities	36	34
Equity securities:
OTTI on equity securities	(1)	(1)
Gross realized gains excluding OTTI	2	2
Gross realized losses excluding OTTI	(2)	—
Total equity securities	(1)	1
OTTI on other investments	(1)	(2)
Foreign exchange gains (losses)	76	(5)
Investment and embedded derivative instruments	18	42
Fair value adjustments on insurance derivative	328	428
S&P put options and futures	(250)	(231)
Other derivative instruments	—	(5)
Other	—	(2)
Net realized gains (losses)	$206	$260

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Balance of credit losses related to securities still held – beginning of period	$43	$74
Additions where no OTTI was previously recorded	—	1
Additions where an OTTI was previously recorded	1	5
Reductions for securities sold during the period	(9)	(25)
Balance of credit losses related to securities still held – end of period	$35	$55

d) Gross unrealized loss
At March 31, 2013, there were 2,073 fixed maturities out of a total of 23,742 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $2 million. There were 57 equity securities out of a total of 189 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was less than $1 million. Fixed maturities in an unrealized loss position at March 31, 2013 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$576	$(5)	$—	$—	$576	$(5)
Foreign	723	(11)	69	(5)	792	(16)
Corporate securities	1,163	(21)	78	(7)	1,241	(28)
Mortgage-backed securities	1,943	(15)	140	(11)	2,083	(26)
States, municipalities, and political subdivisions	742	(6)	37	(3)	779	(9)
Total fixed maturities	5,147	(58)	324	(26)	5,471	(84)
Equity securities	47	(4)	—	—	47	(4)
Other investments	4	(3)	—	—	4	(3)
Total	$5,198	$(65)	$324	$(26)	$5,522	$(91)

	0 – 12 Months		Over 12 Months		Total
December 31, 2012	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$440	$(1)	$—	$—	$440	$(1)
Foreign	1,234	(8)	88	(6)	1,322	(14)
Corporate securities	1,026	(23)	85	(8)	1,111	(31)
Mortgage-backed securities	855	(4)	356	(32)	1,211	(36)
States, municipalities, and political subdivisions	316	(3)	48	(4)	364	(7)
Total fixed maturities	3,871	(39)	577	(50)	4,448	(89)
Equity securities	29	(4)	—	—	29	(4)
Other investments	68	(5)	—	—	68	(5)
Total	$3,968	$(48)	$577	$(50)	$4,545	$(98)

e) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at March 31, 2013 and December 31, 2012, are fixed maturities and short-term investments totaling $16.5 billion and $16.6 billion, respectively, and cash of $153 million and $139 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2013	2012
Trust funds	$11,421	$11,389
Deposits with non-U.S. regulatory authorities	2,100	2,133
Assets pledged under repurchase agreements	1,402	1,401
Deposits with U.S. regulatory authorities	1,322	1,338
Other pledged assets	426	456
	$16,671	$16,717

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. In general ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize using the GMIB. However, for certain clients representing approximately 37 percent of the total GMIB guaranteed value there are several years of annuitization experience. For these clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize using the GMIB—it is over 13 percent). For most clients, there is not a credible amount of observable relevant behavior data and so we use a weighted-average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize using the GMIB). The GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected.

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three months ended March 31, 2013, no material changes were made to actuarial or behavioral assumptions.

We view the variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of a cumulative long-term economic net loss relatively small at the time of pricing. However, adverse changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

market factors and policyholder behavior will have an adverse impact on net income, which may be material. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3.
The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

March 31, 2013	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,986	$1,857	$—	$3,843
Foreign	223	13,406	35	13,664
Corporate securities	19	16,784	118	16,921
Mortgage-backed securities	—	10,158	13	10,171
States, municipalities, and political subdivisions	—	3,348	—	3,348
	2,228	45,553	166	47,947
Equity securities	337	493	2	832
Short-term investments	2,130	763	—	2,893
Other investments	277	215	2,328	2,820
Securities lending collateral	—	1,786	—	1,786
Investment derivative instruments	(51)	—	—	(51)
Other derivative instruments	(37)	17	—	(20)
Separate account assets	947	69	—	1,016
Total assets measured at fair value	$5,831	$48,896	$2,496	$57,223
Liabilities:
GLB(1)	$—	$—	$753	$753

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

The transfers from Level 1 to Level 2 were $13 million and $5 million during the three months ended March 31, 2013 and 2012, respectively. There were no transfers from Level 2 to Level 1 during the three months ended March 31, 2013 and 2012.

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at March 31, 2013 and December 31, 2012 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At March 31, 2013 and December 31, 2012, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period		2013		2012
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$237	$106	$225	$111
Real estate	3 to 9 Years	342	67	292	62
Distressed	6 to 9 Years	182	147	192	152
Mezzanine	6 to 9 Years	274	282	284	279
Traditional	3 to 8 Years	737	575	711	587
Vintage	1 to 3 Years	14	—	14	—
Investment funds	Not Applicable	404	—	395	—
		$2,190	$1,177	$2,113	$1,191

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

(in millions of U.S. dollars, except for percentages)	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$753	$1,119	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 50%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets					Liabilities
	Available-for-Sale Debt Securities			Equity securities	Other investments	GLB(1)
Three Months Ended	Foreign	Corporate securities	MBS
March 31, 2013
(in millions of U.S. dollars)
Balance–Beginning of Period	$60	$102	$13	$3	$2,252	$1,119
Transfers into Level 3	3	12	—	—	—	—
Transfers out of Level 3	(27)	(2)	—	(1)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	1	—	—	22	—
Net Realized Gains/Losses	1	—	—	—	(1)	(366)
Purchases	—	10	—	—	136	—
Sales	(1)	—	—	—	(9)	—
Settlements	(1)	(5)	—	—	(72)	—
Balance–End of Period	$35	$118	$13	$2	$2,328	$753
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$(1)	$(366)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Three Months Ended	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
March 31, 2012
(in millions of U.S. dollars)
Balance–Beginning of Period	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers out of Level 3	(5)	(1)	(7)	(12)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	2	—	—	1	9	—	—
Net Realized Gains/Losses	—	—	—	—	—	—	(2)	(3)	(456)
Purchases	—	34	3	4	—	1	113	—	—
Sales	—	(17)	(8)	—	—	(5)	(2)	—	—
Settlements	—	—	(7)	(1)	—	—	(41)	(1)	—
Balance–End of Period	$—	$49	$117	$19	$1	$10	$1,954	$(1)	$863
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(2)	$(3)	$(456)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.05 billion at March 31, 2012, and $1.5 billion at December 31, 2011, which includes a fair value derivative adjustment of $863 million and $1.3 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$641	$356	$—	$997	$962
Foreign	—	937	—	937	882
Corporate securities	—	2,185	17	2,202	2,064
Mortgage-backed securities	—	1,893	—	1,893	1,812
States, municipalities, and political subdivisions	—	1,184	—	1,184	1,147
	641	6,555	17	7,213	6,867
Partially-owned insurance companies	—	—	449	449	449
Total assets	$641	$6,555	$466	$7,662	$7,316
Liabilities:
Short-term debt	$—	$1,402	$—	$1,402	$1,402
Long-term debt	—	4,861	—	4,861	4,307
Trust preferred securities	—	449	—	449	309
Total liabilities	$—	$6,712	$—	$6,712	$6,018

December 31, 2012	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$619	$464	$—	$1,083	$1,044
Foreign	—	964	—	964	910
Corporate securities	—	2,257	18	2,275	2,133
Mortgage-backed securities	—	2,116	—	2,116	2,028
States, municipalities, and political subdivisions	—	1,195	—	1,195	1,155
	619	6,996	18	7,633	7,270
Partially-owned insurance companies	—	—	454	454	454
Total assets	$619	$6,996	$472	$8,087	$7,724
Liabilities:
Short-term debt	$—	$1,401	$—	$1,401	$1,401
Long-term debt	—	3,916	—	3,916	3,360
Trust preferred securities	—	446	—	446	309
Total liabilities	$—	$5,763	$—	$5,763	$5,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
GMDB
Net premiums earned	$20	$23
Policy benefits and other reserve adjustments	$19	$27
GLB
Net premiums earned	$39	$41
Policy benefits and other reserve adjustments	9	4
Net realized gains	369	458
Gain recognized in income	$399	$495
Net cash received	$32	$39
Net decrease in liability	$367	$456

At March 31, 2013, reported liabilities for GMDB and GLB reinsurance were $89 million and $1.0 billion, respectively, compared with $90 million and $1.4 billion, respectively, at December 31, 2012. The reported liability of $1.0 billion for GLB reinsurance at March 31, 2013 and $1.4 billion at December 31, 2012 includes a fair value derivative adjustment of $753 million and $1.1 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At March 31, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.0 billion and $1.3 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2013 and December 31, 2012, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent ; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at March 31, 2013 was approximately $574 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At March 31, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GLB risk only was $345 million and $445 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2013 and December 31, 2012, respectively);

•	there are no deaths, lapses, or withdrawals;

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

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At March 31, 2013 and December 31, 2012, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $93 million and $116 million, respectively.

At March 31, 2013 and December 31, 2012, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $376 million and $655 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2013 and December 31, 2012, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2.0 percent and 3.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at March 31, 2013 was approximately $334 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 68 years.

6. Debt

In March 2013, ACE INA Holdings, Inc. issued $475 million of 2.7 percent senior notes due March 2023 and $475 million of 4.15 percent senior notes due March 2043.  The 2.7 percent senior notes and 4.15 percent senior notes are redeemable at any time at ACE INA Holdings, Inc.'s option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate plus 0.10 percent and 0.15 percent, respectively). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

ACE maintains positions in convertible bond investments that contain embedded derivatives. In addition, ACE, from time to time, purchases TBAs as part of its investing activities. These securities are included within the fixed maturities available for sale (FM AFS) portfolio. At March 31, 2013, ACE had no positions in TBAs.

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

In relation to certain debt issuances, ACE, from time to time, enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At March 31, 2013, ACE had no in-force interest rate swaps.

ACE, from time to time, buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables. At March 31, 2013, ACE had no in-force credit default swaps.

All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are designated as hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		March 31		December 31
		2013		2012
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(48)	$534	$—	$620
Cross-currency swaps	AP	—	50	—	50
Futures contracts on money market instruments	AP	1	2,169	1	2,710
Futures contracts on notes and bonds	AP	(4)	1,079	10	915
Options on money market instruments	AP	—	3,335	—	—
Convertible bonds	FM AFS	274	231	309	279
		$223	$7,398	$320	$4,574
Other derivative instruments
Futures contracts on equities(1)	AP	$(37)	$2,255	$(6)	$2,308
Options on equity market indices(1)	AP	17	250	30	250
		$(20)	$2,505	$24	$2,558
GLB(2)	AP/FPB	$(985)	$721	$(1,352)	$1,100

(1)	Related to GMDB and GLB blocks of business.

(2)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

On January 1, 2013, we adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement.  At March 31, 2013 and December 31, 2012, derivative liabilities of $25 million and derivative assets of $35 million, respectively, included in the table above were subject to a master netting agreement.  The remaining derivatives included in the table above were not subject to a master netting agreement.

At March 31, 2013 and December 31, 2012, our repurchase obligations of $1,402 million and $1,401 million, respectively, were fully collateralized.  At March 31, 2013 and December 31, 2012, our securities lending payable was $1,789 million and $1,795 million, respectively, and our securities lending collateral was $1,786 million and $1,791 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Investment and embedded derivative instruments
Foreign currency forward contracts	$5	$(8)
All other futures contracts and options	7	26
Convertible bonds	6	24
Total investment and embedded derivative instruments	$18	$42
GLB and other derivative instruments
GLB(1)	$328	$428
Futures contracts on equities(2)	(237)	(213)
Options on equity market indices(2)	(13)	(18)
Credit default swaps	—	(5)
Total GLB and other derivative instruments	$78	$192
	$96	$234

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

b) Other investments
At March 31, 2013, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,786 million. In connection with these investments, we have commitments that may require funding of up to $1,177 million over the next several years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

d) Legal proceedings
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

8. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2011 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2011 annual general meeting from our capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves. At our May 2012 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2012 annual general meeting in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law. For the three months ended March 31, 2013, dividends per Common Share amounted to CHF 0.46 ($0.49). Par value reductions had been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 28.43 at March 31, 2013.

For the three months ended March 31, 2012, dividends per Common Share amounted to CHF 0.53 ($0.59), which included a $0.12 per Common Share increase (approved by our shareholders at the January 9, 2012 extraordinary general meeting) to the third and fourth installments of the dividend approved at the May 2011 annual general meeting.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2013, 2,787,156 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
In August 2011, the Board of Directors (Board) authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. In November 2012, the Board authorized an extension of our then-remaining repurchase capacity through December 31, 2013. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. For the three months ended March 31, 2013, ACE repurchased 1,808,300 Common Shares for a cost of $154 million in a series of open market transactions. At March 31, 2013, $307 million in share repurchase authorization remained through December 31, 2013 pursuant to the November 2010, August 2011, and November 2012 Board authorizations.

9. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) provides for grants of both incentive and non-qualified stock options principally at an option price per share equal to the fair value of ACE’s Common Shares on the date of grant. Stock options are generally granted with a 3-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period. On February 28, 2013, ACE granted 1,815,896 stock options with a weighted-average grant date fair value of $17.29 each. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The 2004 LTIP also provides for grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. On February 28, 2013, ACE granted 1,345,850 restricted stock awards and 266,065 restricted stock units to employees and officers of ACE and its subsidiaries with a grant date fair value of $85.39 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

10. Segment information

ACE operates through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries.

Effective first quarter 2013, the Insurance – North American segment is presented in two distinct reportable segments: Insurance – North American P&C and Insurance – North American Agriculture. Prior year amounts contained in this report have been adjusted to conform to the new segment presentation.

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of underwriting income. For example, for the three months ended March 31, 2013, Life underwriting income of $91 million includes Net investment income of $63 million and gains from fair value changes in separate account assets of $4 million.

The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended March 31, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,284	$113	$1,620	$279	$502	$—	$3,798
Net premiums earned	1,338	52	1,459	247	477	—	3,573
Losses and loss expenses	878	32	747	106	157	6	1,926
Policy benefits	—	—	—	—	131	—	131
Policy acquisition costs	143	4	339	48	80	—	614
Administrative expenses	125	5	236	12	85	51	514
Underwriting income (loss)	192	11	137	81	24	(57)	388
Net investment income	251	6	132	72	63	7	531
Net realized gains (losses) including OTTI	26	—	34	20	127	(1)	206
Interest (income) expense	(2)	—	1	1	4	56	60
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(4)	—	(4)
Other	(15)	8	(1)	(8)	—	10	(6)
Income tax expense (benefit)	94	2	46	8	13	(41)	122
Net income (loss)	$392	$7	$257	$172	$201	$(76)	$953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Statement of Operations by Segment

For the Three Months Ended March 31, 2012	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,174	$119	$1,528	$263	$488	$—	$3,572
Net premiums earned	1,228	59	1,391	230	473	—	3,381
Losses and loss expenses	811	38	705	102	148	—	1,804
Policy benefits	—	—	—	—	147	—	147
Policy acquisition costs	137	(10)	335	43	76	1	582
Administrative expenses	150	(3)	229	12	78	44	510
Underwriting income (loss)	130	34	122	73	24	(45)	338
Net investment income	267	7	131	71	61	7	544
Net realized gains (losses) including OTTI	(1)	—	20	13	231	(3)	260
Interest expense	3	—	1	1	3	54	62
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(18)	—	(18)
Other	(9)	8	—	(5)	9	12	15
Income tax expense (benefit)	83	8	38	6	11	(36)	110
Net income (loss)	$319	$25	$234	$155	$311	$(71)	$973

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill, ACE does not allocate assets to its segments.

The following table presents net premiums earned for each segment by product:

For the Three Months Ended March 31, 2013	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$347	$902	$89	$1,338
Insurance – North American Agriculture	52	—	—	52
Insurance – Overseas General	585	339	535	1,459
Global Reinsurance	135	112	—	247
Life	—	—	477	477
	$1,119	$1,353	$1,101	$3,573
For the Three Months Ended March 31, 2012
Insurance – North American P&C	$322	$817	$89	$1,228
Insurance – North American Agriculture	59	—	—	59
Insurance – Overseas General	538	333	520	1,391
Global Reinsurance	110	120	—	230
Life	—	—	473	473
	$1,029	$1,270	$1,082	$3,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2013	2012
Numerator:
Net income	$953	$973
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	340,778,142	338,567,341
Denominator for diluted earnings per share:
Share-based compensation plans	3,128,226	3,123,641
Adjusted weighted-average shares outstanding and assumed conversions	343,906,368	341,690,982
Basic earnings per share	$2.80	$2.87
Diluted earnings per share	$2.77	$2.84

Potential anti-dilutive share conversions	634,385	468,048

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at March 31, 2013

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$28	$32,593	$28,738	$—	$61,359
Cash	197	560	98	—	855
Insurance and reinsurance balances receivable	—	3,658	496	—	4,154
Reinsurance recoverable on losses and loss expenses	—	16,432	(4,902)	—	11,530
Reinsurance recoverable on policy benefits	—	1,162	(931)	—	231
Value of business acquired	—	579	4	—	583
Goodwill and other intangible assets	—	4,359	550	—	4,909
Investments in subsidiaries	27,836	—	—	(27,836)	—
Due from subsidiaries and affiliates, net	114	—	—	(114)	—
Other assets	9	7,830	2,001	—	9,840
Total assets	$28,184	$67,173	$26,054	$(27,950)	$93,461
Liabilities
Unpaid losses and loss expenses	$—	$30,593	$6,489	$—	$37,082
Unearned premiums	—	6,000	1,019	—	7,019
Future policy benefits	—	3,877	588	—	4,465
Due to (from) subsidiaries and affiliates, net	—	358	(244)	(114)	—
Short-term debt	—	851	551	—	1,402
Long-term debt	—	4,307	—	—	4,307
Trust preferred securities	—	309	—	—	309
Other liabilities	242	8,985	1,708	—	10,935
Total liabilities	242	55,280	10,111	(114)	65,519
Total shareholders’ equity	27,942	11,893	15,943	(27,836)	27,942
Total liabilities and shareholders’ equity	$28,184	$67,173	$26,054	$(27,950)	$93,461

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2012

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$31	$31,074	$29,159	$—	$60,264
Cash(3)	103	515	(3)	—	615
Insurance and reinsurance balances receivable	—	3,654	493	—	4,147
Reinsurance recoverable on losses and loss expenses	—	17,232	(5,154)	—	12,078
Reinsurance recoverable on policy benefits	—	1,187	(946)	—	241
Value of business acquired	—	610	4	—	614
Goodwill and other intangible assets	—	4,419	556	—	4,975
Investments in subsidiaries	27,251	—	—	(27,251)	—
Due from subsidiaries and affiliates, net	204	—	—	(204)	—
Other assets	13	7,563	2,035	—	9,611
Total assets	$27,602	$66,254	$26,144	$(27,455)	$92,545
Liabilities
Unpaid losses and loss expenses	$—	$31,356	$6,590	$—	$37,946
Unearned premiums	—	5,872	992	—	6,864
Future policy benefits	—	3,876	594	—	4,470
Due to (from) subsidiaries and affiliates, net	—	384	(180)	(204)	—
Short-term debt	—	851	550	—	1,401
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	71	8,272	2,321	—	10,664
Total liabilities	71	54,280	10,867	(204)	65,014
Total shareholders’ equity	27,531	11,974	15,277	(27,251)	27,531
Total liabilities and shareholders’ equity	$27,602	$66,254	$26,144	$(27,455)	$92,545

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,082	$1,716	$—	$3,798
Net premiums earned	—	2,006	1,567	—	3,573
Net investment income	—	248	283	—	531
Equity in earnings of subsidiaries	914	—	—	(914)	—
Net realized gains (losses) including OTTI	12	10	184	—	206
Losses and loss expenses	—	1,253	673	—	1,926
Policy benefits	—	81	50	—	131
Policy acquisition costs and administrative expenses	15	626	487	—	1,128
Interest (income) expense	(7)	67	—	—	60
Other (income) expense	(38)	34	(6)	—	(10)
Income tax expense	3	56	63	—	122
Net income	$953	$147	$767	$(914)	$953
Comprehensive income (loss)	$716	$(1)	$915	$(914)	$716

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,098	$1,474	$—	$3,572
Net premiums earned	—	1,952	1,429	—	3,381
Net investment income	—	265	279	—	544
Equity in earnings of subsidiaries	928	—	—	(928)	—
Net realized gains (losses) including OTTI	20	26	214	—	260
Losses and loss expenses	—	1,182	622	—	1,804
Policy benefits	—	86	61	—	147
Policy acquisition costs and administrative expenses	12	640	440	—	1,092
Interest (income) expense	(9)	66	5	—	62
Other (income) expense	(30)	25	2	—	(3)
Income tax expense	2	85	23	—	110
Net income	$973	$159	$769	$(928)	$973
Comprehensive income	$1,271	$287	$641	$(928)	$1,271

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$53	$644	$216	$—	$913
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(3,825)	(2,327)	—	(6,152)
Purchases of fixed maturities held to maturity	—	(137)	(5)	—	(142)
Purchases of equity securities	—	(89)	(18)	—	(107)
Sales of fixed maturities available for sale	—	1,473	1,291	—	2,764
Sales of equity securities	—	25	6	—	31
Maturities and redemptions of fixed maturities available for sale	—	879	1,137	—	2,016
Maturities and redemptions of fixed maturities held to maturity	—	351	140	—	491
Net derivative instruments settlements	—	4	(283)	—	(279)
Advances from (to) affiliates	43	—	—	(43)	—
Acquisition of subsidiaries	—	(33)	—	—	(33)
Other	—	(86)	31	—	(55)
Net cash flows from (used for) investing activities	43	(1,438)	(28)	(43)	(1,466)
Cash flows from financing activities
Dividends paid on Common Shares	(2)	—	—	—	(2)
Common Shares repurchased	—	—	(154)	—	(154)
Net proceeds from issuance of long-term debt	—	947	—	—	947
Net proceeds from issuance of short-term debt	—	—	1	—	1
Proceeds from share-based compensation plans, including windfall tax benefits	—	(8)	29	—	21
Advances (to) from affiliates	—	(71)	28	43	—
Net cash flows from (used for) financing activities	(2)	868	(96)	43	813
Effect of foreign currency rate changes on cash and cash equivalents	—	(29)	9	—	(20)
Net increase in cash	94	45	101	—	240
Cash – beginning of period(3)	103	515	(3)	—	615
Cash – end of period	$197	$560	$98	$—	$855

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$19	$66	$487	$—	$572
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(2,650)	(2,833)	—	(5,483)
Purchases of fixed maturities held to maturity	—	(31)	(1)	—	(32)
Purchases of equity securities	—	(10)	(9)	—	(19)
Sales of fixed maturities available for sale	—	1,935	1,860	—	3,795
Sales of equity securities	—	24	2	—	26
Maturities and redemptions of fixed maturities available for sale	—	497	579	—	1,076
Maturities and redemptions of fixed maturities held to maturity	—	267	78	—	345
Net derivative instruments settlements	(1)	(1)	(193)	—	(195)
Advances from (to) affiliates	66	—	—	(66)	—
Acquisition of subsidiaries	—	(25)	—	—	(25)
Other	—	90	(193)	—	(103)
Net cash flows from (used for) investing activities	65	96	(710)	(66)	(615)
Cash flows from financing activities
Dividends paid on Common Shares	(159)	—	—	—	(159)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance (repayments) of short-term debt	130	1	150	—	281
Proceeds from share-based compensation plans	1	—	27	—	28
Advances from (to) affiliates	—	(48)	(18)	66	—
Net cash flows (used for) from financing activities	(28)	(47)	148	66	139
Effect of foreign currency rate changes on cash and cash equivalents	—	(1)	6	—	5
Net increase (decrease) in cash	56	114	(69)	—	101
Cash – beginning of period	106	382	126	—	614
Cash – end of period	$162	$496	$57	$—	$715

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2013.

All comparisons in this discussion are to the corresponding prior year periods unless otherwise indicated.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

Effective first quarter 2013, the Insurance – North American segment is presented in two distinct reportable segments: Insurance – North American P&C and Insurance – North American Agriculture. Prior year amounts contained in this report have been adjusted to conform to the new segment presentation.

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

______________________________________________________________________________________________________________________
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

______________________________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, are a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global P&C insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At March 31, 2013, we had total assets of $93 billion and shareholders’ equity of $28 billion.

We operate through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life.

The Insurance – North American P&C segment includes retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management, loss control and engineering programs, and specialty commercial P&C and A&H coverages to personal lines homeowners, automobile, liability, valuables and marine coverages. Our wholesale and specialty products include excess and surplus property, D&O, professional liability, inland marine, specialty casualty, environmental, and political risk.

The Insurance – North American Agriculture segment provides coverage for agriculture business, writing a variety of commercial coverages including comprehensive Multiple Peril Crop Insurance (MPCI), crop-hail and farm P&C insurance protection to customers in the U.S. and Canada through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as specialty P&C insurance coverages offered by ACE Agribusiness to companies that manufacture, process and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure.

The Insurance - Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H business of Combined Insurance (Combined); and the wholesale insurance business of ACE Global Markets (AGM). ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O and professional liability, specialty personal lines, and energy products. Our international A&H business primarily focuses on personal accident and supplemental medical. AGM offers specialty products including aviation, marine, financial lines, energy, and political risk.

The Global Reinsurance segment represents our reinsurance operations, comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operation of AGM. Global Reinsurance provides solutions for customers ranging from small commercial insureds to multinational ceding companies. Global Reinsurance offers products such as property and workers' compensation catastrophe, D&O, professional liability, specialty casualty and specialty property.

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

For more information on each of our segments refer to “Segment Information” in our 2012 Form 10-K.

______________________________________________________________________________________________________________________
Financial Highlights for the Three Months Ended March 31, 2013

•	Net income was $953 million compared with $973 million in the prior year period.

•	Total company net premiums written increased 6.3 percent.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $32 million and $28 million, respectively, compared with $19 million and $14 million, respectively, in the prior year period.

•	The P&C combined ratio was 88.2 percent compared with 89.2 percent in the prior year period.

•	Favorable prior period development pre-tax was $70 million, representing 2.2 percentage points of the combined ratio, compared with $93 million in the prior year period.

•
The P&C expense ratio improved to 31.1 percent compared with 32.3 percent, and benefited by 0.6 percentage point related to two one-time items: a $29 million legal settlement benefit partially offset by a $10 million expense adjustment.

•	Operating cash flow was $913 million for the quarter.

•	Net investment income decreased 2.4 percent to $531 million due primarily to lower reinvestment rates offset by higher distributions from private equity funds.

•	Net realized gains from derivative accounting related to variable annuity reinsurance were $119 million.

•	Share repurchases totaled $154 million, or approximately 1.8 million shares, during the quarter.

__________________________________________________________________________________________________________
Consolidated Operating Results – Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Net premiums written	$3,798	$3,572	6.3%
Net premiums earned	3,573	3,381	5.7%
Net investment income	531	544	(2.4)%
Net realized gains (losses)	206	260	(20.8)%
Total revenues	4,310	4,185	3.0%
Losses and loss expenses	1,926	1,804	6.8%
Policy benefits	131	147	(10.9)%
Policy acquisition costs	614	582	5.5%
Administrative expenses	514	510	0.8%
Interest expense	60	62	(3.2)%
Other (income) expense	(10)	(3)	NM
Total expenses	3,235	3,102	4.3%
Income before income tax	1,075	1,083	(0.7)%
Income tax expense	122	110	10.9%
Net income	$953	$973	(2.0)%
NM – not meaningful

The following table presents the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

Three Months Ended
March 31, 2013
Net premiums written:
Growth in original currency	6.3%
Foreign exchange effect	—
Growth as reported in U.S. dollars	6.3%
Net premiums earned:
Growth in original currency	5.9%
Foreign exchange effect	(0.2)%
Growth as reported in U.S. dollars	5.7%

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased for the three months ended March 31, 2013 in our Insurance – North American P&C segment retail division reflecting strong renewal retention and new business primarily in our specialty casualty, property and professional risk lines, as well as higher production in our risk management and personal lines businesses. Our wholesale and specialty division contributed to the increase in net premiums written from higher production. Net premiums written increased in our Insurance – Overseas General segment primarily from new business writings in our retail operations in all of our major product lines – P&C, A&H, and personal lines. Net premiums written increased in our Global Reinsurance segment primarily due to strong renewal retention and new business. Net premiums written increased in our Life segment primarily due to growth in our Asian markets and growth in certain A&H program business, which more than offset the decrease in our Life reinsurance business as no new Life reinsurance business is currently being written.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased for the three months ended March 31, 2013 in the Insurance – North American P&C segment primarily due to the increase in net premiums written as described above. Net premiums earned increased in our Insurance – Overseas General segment driven by strong performances in all product lines. Net premiums earned increased in our Global Reinsurance segment reflecting higher premiums written in the current and prior years, primarily from U.S. property and property catastrophe treaties. Net premiums earned increased in our Life segment primarily due to growth in our Asian markets.

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

The following table presents our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Loss and loss expense ratio	57.1%	56.9%
Policy acquisition cost ratio	17.2%	17.4%
Administrative expense ratio	13.9%	14.9%
Combined ratio	88.2%	89.2%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Loss and loss expense ratio, as reported	57.1%	56.9%
Catastrophe losses and related reinstatement premiums	(1.0)%	(0.6)%
Prior period development	2.2%	3.2%
Loss and loss expense ratio, adjusted	58.3%	59.5%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $32 million for the three months ended March 31, 2013, compared with $19 million in the prior year period. Catastrophe losses for the three months ended March 31, 2013 were primarily related to flooding in Australia and severe storms in the U.S. Catastrophe losses in the prior year period were primarily related to severe storms in the U.S. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2013 primarily due to the reduction of current accident year losses across several lines of business in several regions.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $70 million and $93 million for the three months ended March 31, 2013 and 2012, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three months ended March 31, 2013 was $531 million compared with $544 million for the prior year period. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased for the three months ended March 31, 2013 primarily due to a favorable change in the mix of business and lower A&H costs.

Our administrative expense ratio decreased for the three months ended March 31, 2013 primarily due to the favorable impact of a legal settlement in the current year period and regulatory fees paid in the prior year period.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 11 percent for the three months ended March 31, 2013, compared with 10 percent for the prior year period, respectively.

Prior Period Development
The favorable prior period development (PPD) of $70 million and $93 million during the three months ended March 31, 2013 and 2012, respectively, was the net result of several underlying favorable and adverse movements. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture.

The following table summarizes (favorable) and adverse PPD by segment:

Three Months Ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2013
Insurance – North American P&C	$(29)	$(11)	$(40)	0.3%
Insurance – North American Agriculture	—	(3)	(3)	1.0%
Insurance – Overseas General	—	(22)	(22)	0.3%
Global Reinsurance	(2)	(3)	(5)	0.2%
Total	$(31)	$(39)	$(70)	0.3%
2012
Insurance – North American P&C	$(50)	$(1)	$(51)	0.3%
Insurance – North American Agriculture	—	(9)	(9)	1.9%
Insurance – Overseas General	—	(22)	(22)	0.3%
Global Reinsurance	(1)	(10)	(11)	0.5%
Total	$(51)	$(42)	$(93)	0.4%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
Insurance – North American P&C experienced net favorable PPD of $40 million in the three months ended March 31, 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $29 million on long-tail business, including:

•
Favorable development of $50 million on our U.S. excess casualty and umbrella businesses primarily affecting the 2007 and prior accident years. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review. In addition, weight given to experience-based methods was increased in the current review for these accident periods;

•
Favorable development of $22 million on our surety business primarily affecting the 2011 accident year. Reported claims to date on the 2011 accident year are lower than historical averages which in turn has generated lower than expected reported loss activity;

•
Adverse development of $23 million on our construction book of business affecting the 2012 and prior accident years. The adverse development was realized in both our workers compensation and general liability product lines where loss activity in the period since our prior review was higher than expected; and

•	Net adverse development of $20 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $11 million on short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American P&C experienced net favorable PPD of $51 million in the three months ended March 31, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $50 million on long-tail business, including:

•
Favorable development of $69 million on a collection of portfolios of umbrella and excess casualty business, affecting the 2006 and prior accident years. The favorable development was the function of both the continuation of the lower than expected reported loss activity in the period since our prior review and assigning greater weight to experience-based methods, particularly for the 2006 accident year, as these accident periods continued to mature;

•
Favorable development of $14 million on a number of our primary casualty businesses primarily affecting accident years 2007 and prior. Reported incurred losses and allocated expenses for the period since our prior review, including the three months ended March 31, 2012, are lower than expected from our prior estimates;

•
Favorable development of $14 million in our surety business primarily impacting the 2009 and 2010 accident years. Claims activity for these years has been lower than originally expected as well as lower than the immediate prior accident years;

•
Adverse development of $17 million in our guaranteed cost workers' compensation businesses, primarily affecting the 2010 and 2011 accident years. Higher than expected claims frequency and severity, including a small number of large claims, drove this deterioration in estimate;

•
Adverse development of $14 million in our construction business, largely concentrated in the 2008 accident year. The deterioration was due to higher than expected large claim activity in both the general liability and workers' compensation product lines; and

•	Adverse development of $16 million in other long-tail business across a number of accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $1 million on short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American Agriculture
Insurance – North American Agriculture experienced favorable PPD of $3 million and $9 million in the three months ended March 31, 2013 and 2012, respectively, on short-tail business across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General
Insurance – Overseas General experienced net favorable PPD of $22 million in the three months ended March 31, 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no overall adverse or favorable development on long-tail business. This was the result of no underlying changes being indicated in the three months ended March 31, 2013.

•	Favorable development of $22 million on short-tail business, including:

•
Favorable development of $12 million in P&C and personal lines of business. The favorable loss emergence was across a number of lines and geographic regions. The development was predominantly in accident years 2009 through 2011 where case development was less than expected; and

•	Favorable development of $10 million in accident and health lines of business primarily in accident years 2011 and 2012 as greater reliance was placed on the experience-based projections.

Insurance – Overseas General experienced net favorable PPD of $22 million in the three months ended March 31, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no overall adverse or favorable development on long-tail business. This was the result of no underlying changes being indicated in the three months ended March 31, 2012.

•	Favorable development of $22 million on short-tail business, including:

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

Global Reinsurance
Global Reinsurance experienced net favorable PPD of $5 million and $11 million in the three months ended March 31, 2013 and 2012, respectively, which was the net result of several underlying favorable and adverse movements, across a number of long-tail and short-tail lines and across a number of treaty years, none of which was significant individually or in the aggregate.

__________________________________________________________________________________________________________
Segment Operating Results – Three Months Ended March 31, 2013 and 2012
The discussions that follow include tables that show our segment operating results for the three months ended March 31, 2013 and 2012.
We operate through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on each of our segments refer to “Segment Information” in our 2012 Form 10-K under Item 1.
Insurance – North American
Insurance – North American P&C
The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Net premiums written	$1,284	$1,174	9.3%
Net premiums earned	1,338	1,228	8.9%
Losses and loss expenses	878	811	8.3%
Policy acquisition costs	143	137	4.4%
Administrative expenses	125	150	(16.7)%
Underwriting income	192	130	47.7%
Net investment income	251	267	(6.0)%
Net realized gains (losses)	26	(1)	NM
Interest (income) expense	(2)	3	NM
Other (income) expense	(15)	(9)	66.7%
Income tax expense	94	83	13.3%
Net income	$392	$319	22.9%
Loss and loss expense ratio	65.6%	66.0%
Policy acquisition cost ratio	10.7%	11.2%
Administrative expense ratio	9.4%	12.2%
Combined ratio	85.7%	89.4%

Net premiums written increased for the three months ended March 31, 2013 in our retail division reflecting rate increases, strong renewal retention and new business primarily in our specialty casualty, property and professional risk lines, as well as higher production in our risk management business. In addition, we continued to generate higher personal lines production including growth in the homeowners, automobile and umbrella business offered through ACE Private Risk Services. Growth in net premiums written for our retail division was partially offset by lower program business. Our wholesale and specialty division contributed to the increase in net premiums written from higher production in wholesale casualty, property and professional lines of business.
Net premiums earned increased for the three months ended March 31, 2013 primarily due to the increase in net premiums written as described above.

The following tables present a line of business breakdown of Insurance – North American P&C's net premiums earned for the periods indicated:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Property and all other	$347	$322	7.8%
Casualty	902	817	10.4%
Personal accident (A&H)	89	89	—
Net premiums earned	$1,338	$1,228	8.9%

	2013 % of Total	2012 % of Total
Property and all other	26%	26%
Casualty	67%	67%
Personal accident (A&H)	7%	7%
Net premiums earned	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Loss and loss expense ratio, as reported	65.6%	66.0%
Catastrophe losses and related reinstatement premiums	(0.9)%	(1.2)%
Prior period development	2.9%	4.2%
Loss and loss expense ratio, adjusted	67.6%	69.0%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $11 million for the three months ended March 31, 2013, compared with $14 million for the prior year period. Catastrophe losses for the three months ended March 31, 2013 and 2012 were primarily from severe weather-related events in the U.S. Net favorable prior period development was $40 million for the three months ended March 31, 2013, compared with $51 million in the prior year period. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2013 due to a decrease in the loss ratio in several of our professional, personal and property lines where execution of detailed portfolio management plans has resulted in improved current accident year loss ratio performance.

The policy acquisition cost ratio decreased for the three months ended March 31, 2013 due to growth in certain businesses, primarily risk management, which incur lower acquisition expenses.

The administrative expense ratio decreased for the three months ended March 31, 2013 primarily from the favorable impact of a legal settlement in the current year, as well as growth in certain businesses, which incur lower administrative expenses.
Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our newly formed ACE Agribusiness unit.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Net premiums written	$113	$119	(5.1)%
Net premiums earned	52	59	(11.1)%
Losses and loss expenses	32	38	(15.8)%
Policy acquisition costs	4	(10)	NM
Administrative expenses	5	(3)	NM
Underwriting income	11	34	(67.6)%
Net investment income	6	7	(14.3)%
Other (income) expense	8	8	—
Income tax expense	2	8	(75.0)%
Net income	$7	$25	(72.0)%
Loss and loss expense ratio	61.9%	64.2%
Policy acquisition cost ratio	7.5%	(17.7)%
Administrative expense ratio	9.9%	(3.7)%
Combined ratio	79.3%	42.8%
Net premiums written decreased for the three months ended March 31, 2013 mainly due to the purchase of a modest amount of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased.  The reinsurance related decrease in net premiums written was partially offset by increased production in the MPCI business and in our agriculture unit's property and casualty business.  The higher MPCI production in the first quarter is related to fall-seeded crops, primarily winter wheat, reflecting higher demand by farmers who planted more acreage and higher commodity prices.
Net premiums earned decreased for the three months ended March 31, 2013 primarily due to higher reinsurance costs for the MPCI business.

The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Loss and loss expense ratio, as reported	61.9%	64.2%
Catastrophe losses and related reinstatement premiums	(0.3)%	(2.8)%
Prior period development	6.3%	14.7%
Loss and loss expense ratio, adjusted	67.9%	76.1%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were immaterial for the three months ended March 31, 2013, compared with $2 million for the prior year period. Net favorable prior period development was $3 million for the three months ended March 31, 2013, compared with $9 million in the prior year period. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2013 primarily due to a decrease in current accident year loss adjustment expenses reflecting a revision in estimated claim handling costs.

The policy acquisition cost ratio increased for the three months ended March 31, 2013 primarily due to a $14 million benefit in the prior year period related to a revision in estimated agent profit share commissions for the MPCI business. A similar benefit did not occur in the current year.

The administrative expense ratio increased for the three months ended March 31, 2013 primarily due to higher Administrative and Operating expense (A&O) reimbursements on the MPCI business in the prior year period reflecting additional reimbursements earned for high loss ratio states and underserved states.
Insurance – Overseas General
The Insurance – Overseas General segment comprises ACE International, our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada; the international supplemental A&H business of Combined Insurance; and the wholesale insurance business of AGM, our London-based excess and surplus lines business that includes Lloyd’s of London Syndicate 2488. The reinsurance operation of AGM is included in the Global Reinsurance segment.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Net premiums written	$1,620	$1,528	6.0%
Net premiums earned	1,459	1,391	4.9%
Losses and loss expenses	747	705	6.0%
Policy acquisition costs	339	335	1.2%
Administrative expenses	236	229	3.1%
Underwriting income	137	122	12.3%
Net investment income	132	131	0.8%
Net realized gains (losses)	34	20	70.0%
Interest expense	1	1	—
Other (income) expense	(1)	—	NM
Income tax expense	46	38	21.1%
Net income	$257	$234	9.8%
Loss and loss expense ratio	51.2%	50.7%
Policy acquisition cost ratio	23.2%	24.1%
Administrative expense ratio	16.2%	16.4%
Combined ratio	90.6%	91.2%
Insurance – Overseas General conducts business internationally and in most major foreign currencies.
The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended
	March 31, 2013
	P&C	A&H	Total
Net premiums written:
Growth in original currency	8.7%	2.0%	6.3%
Foreign exchange effect	(0.9)%	0.8%	(0.3)%
Growth as reported in U.S. dollars	7.8%	2.8%	6.0%
Net premiums earned:
Growth in original currency	7.8%	2.2%	5.7%
Foreign exchange effect	(1.6)%	0.5%	(0.8)%
Growth as reported in U.S. dollars	6.2%	2.7%	4.9%

Net premiums written increased for the three months ended March 31, 2013 from growth in both our retail and wholesale operations. Growth in our retail operations was reported in all of our product lines - P&C, A&H, and personal lines. P&C growth was driven by new business writings in Asia, the U.K. and in European emerging markets. A&H growth was primarily driven by strong results in both Latin America and Asia. Personal lines growth reflected new business opportunities in Latin America, Europe, and Asia, plus the September 2012 acquisition of Jaya Proteksi.
Net premiums earned increased for the three months ended March 31, 2013 driven by strong performance in all product lines. Regionally, the increase was in our European, Latin American and Asian operations.
The following tables present a line of business breakdown of Insurance – Overseas General’s net premiums earned for the periods indicated:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Property and all other	$585	$538	8.7%
Casualty	339	333	1.8%
Personal accident (A&H)	535	520	2.9%
Net premiums earned	$1,459	$1,391	4.9%

	2013 % of Total	2012 % of Total
Property and all other	40%	39%
Casualty	23%	24%
Personal accident (A&H)	37%	37%
Net premiums earned	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Loss and loss expense ratio, as reported	51.2%	50.7%
Catastrophe losses and related reinstatement premiums	(1.4)%	(0.1)%
Prior period development	1.5%	1.5%
Loss and loss expense ratio, adjusted	51.3%	52.1%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $21 million for the three months ended March 31, 2013, compared with $2 million in the prior year period. Catastrophe losses through March 31, 2013 were primarily related to flooding in Australia. Catastrophe losses through March 31, 2012 were as a result of tornado and storm activity in the U.S. Net favorable prior period development was $22 million for both the three months ended March 31, 2013 and 2012. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2013 due to large property losses in the prior period that did not occur in the current period and a favorable change in the mix of business.

The policy acquisition cost ratio decreased for the three months ended March 31, 2013 primarily due to lower A&H costs and a favorable change in the mix of business.
The administrative expense ratio decreased slightly for the three months ended March 31, 2013 primarily due to A&H regulatory fees paid in Europe in the prior period.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Net premiums written	$279	$263	6.1%
Net premiums earned	247	230	7.3%
Losses and loss expenses	106	102	3.9%
Policy acquisition costs	48	43	11.6%
Administrative expenses	12	12	—
Underwriting income	81	73	11.0%
Net investment income	72	71	1.4%
Net realized gains (losses)	20	13	53.8%
Interest expense	1	1	—
Other (income) expense	(8)	(5)	60.0%
Income tax expense	8	6	33.3%
Net income	$172	$155	11.0%
Loss and loss expense ratio	43.0%	44.4%
Policy acquisition cost ratio	19.3%	18.7%
Administrative expense ratio	5.0%	5.2%
Combined ratio	67.3%	68.3%

Net premiums written increased for the three months ended March 31, 2013, reflecting strong renewal retention and new business written, primarily in our U.S. property lines of business.

Net premiums earned increased for the three months ended March 31, 2013, reflecting higher premiums written in the current and prior years, primarily from U.S. property and property catastrophe treaties.
The following tables present a line of business breakdown of Global Reinsurance’s net premiums earned for the periods indicated:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Property and all other	$60	$42	42.9%
Casualty	112	120	(6.7)%
Property catastrophe	75	68	10.3%
Net premiums earned	$247	$230	7.3%

	2013 % of Total	2012 % of Total
Property and all other	24%	18%
Casualty	45%	52%
Property catastrophe	31%	30%
Net premiums earned	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
Loss and loss expense ratio, as reported	43.0%	44.4%
Catastrophe losses and related reinstatement premiums	—	(0.2)%
Prior period development	1.8%	4.5%
Loss and loss expense ratio, adjusted	44.8%	48.7%
Net pre-tax catastrophe losses were immaterial for the three months ended March 31, 2013 and 2012. Net favorable prior period development was $5 million for the three months ended March 31, 2013 compared with $11 million in the prior year period. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2013 primarily due to a change in the mix of business towards lower loss ratio products and favorable loss trends.

The policy acquisition cost ratio increased for the three months ended March 31, 2013 primarily due to a change in the mix of business towards products that have a higher acquisition cost ratio.

The administrative expense ratio decreased slightly for the three months ended March 31, 2013 as a result of the increase in net premiums earned.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
Net premiums written	$502	$488	3.0%
Net premiums earned	477	473	1.1%
Losses and loss expenses	157	148	6.1%
Policy benefits	131	147	(10.9)%
(Gains) losses from fair value changes in separate account assets(1)	(4)	(18)	(77.8)%
Policy acquisition costs	80	76	5.3%
Administrative expenses	85	78	9.0%
Net investment income	63	61	3.3%
Life underwriting income	91	103	(11.7)%
Net realized gains (losses)	127	231	(45.0)%
Interest expense	4	3	33.3%
Other (income) expense(1)	—	9	NM
Income tax expense	13	11	18.2%
Net income	$201	$311	(35.4)%

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

The following table presents a line of business breakdown of Life's net premiums written and deposits collected on universal life and investment contracts for the periods indicated:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12
A&H	$261	$243	7.4%
Life insurance	167	160	4.4%
Life reinsurance	74	85	(12.9)%
Net premiums written (excludes deposits below)	$502	$488	3.0%

Deposits collected on universal life and investment contracts	$202	$128	57.8%

A&H net premiums written increased for the three months ended March 31, 2013 due to growth in certain program business and higher production. Life insurance net premiums written increased for the three months ended March 31, 2013 primarily due to growth in our Asian markets. Life reinsurance net premiums written decreased for the three months ended March 31, 2013 because no new life reinsurance business is currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. The increase in life deposits collected for the three months ended March 31, 2013 is primarily due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended March 31, 2013, realized gains of $369 million were associated with a net decrease in the value of GLB liabilities; this decrease was primarily due to rising equity levels, higher interest rates, and a weakening yen, partially offset by an increased value of GLB liabilities due to the unfavorable impact of discounting future claims for one fewer quarter. In addition, we experienced a realized loss of $250 million due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

______________________________________________________________________________________________________________________
Other (Income) and Expense Items

	Three Months Ended
	March 31
(in millions of U. S. dollars)	2013	2012
Equity in net (income) loss of partially-owned entities	$(35)	$(19)
Amortization of intangible assets	15	12
Federal excise and capital taxes	5	4
(Gains) losses from fair value changes in separate account assets	(4)	(18)
Acquisition-related costs	—	2
Other	9	16
Other (income) expense	$(10)	$(3)

Other (income) expense includes Equity in net (income) loss of partially-owned entities which includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Amortization of intangible assets included above is expected to increase in future periods due to the acquisition of Fianzas Monterrey (completed April 1, 2013) and ABA Seguros (expected to be completed in the second quarter of 2013). The current estimate for the amortization expense increase, which is subject to change, is approximately $30 million in total for the second through fourth quarters of 2013. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations.

______________________________________________________________________________________________________________________
Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Fixed maturities	$516	$544
Short-term investments	6	9
Equity securities	8	8
Other investments	31	8
Gross investment income	561	569
Investment expenses	(30)	(25)
Net investment income	$531	$544

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased two percent for the three months ended March 31, 2013 compared with the prior year period. The decline in net investment income was primarily due to lower reinvestment rates offset by higher distributions from private equity funds.

The investment portfolio’s average market yield on fixed maturities was 2.3 percent and 3.0 percent at March 31, 2013 and 2012, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 0.9 percent yield on short-term investments reflects the global nature of our insurance operations. For example, yields on short-term investments in Malaysia, Korea, and Mexico range from 2.8 percent to 4.0 percent.

The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. The preferred equity securities and strategic emerging debt portfolio represent approximately 64 percent of our equity securities portfolio.

______________________________________________________________________________________________________________________
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

The following tables present our pre-tax net realized and unrealized gains (losses) as well as a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$36	$(191)	$(155)	$34	$243	$277
Fixed income derivatives	18	—	18	42	—	42
Total fixed maturities	54	(191)	(137)	76	243	319
Public equity	(1)	14	13	1	38	39
Private equity	(1)	25	24	(2)	7	5
Other	—	1	1	(2)	4	2
Subtotal	52	(151)	(99)	73	292	365
Derivatives
Fair value adjustment on insurance derivatives	328	—	328	428	—	428
S&P put option and futures	(250)	—	(250)	(231)	—	(231)
Fair value adjustment on other derivatives	—	—	—	(5)	—	(5)
Subtotal derivatives	78	—	78	192	—	192
Foreign exchange gains (losses)	76	—	76	(5)	—	(5)
Total gains (losses)	$206	$(151)	$55	$260	$292	$552

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities	$(1)	$37	$36	$(7)	$41	$34
Public equity	(1)	—	(1)	(1)	2	1
Private equity	(1)	—	(1)	(2)	—	(2)
Other	—	—	—	—	(2)	(2)
	$(3)	$37	$34	$(10)	$41	$31

Our net realized gains (losses) for the three months ended March 31, 2013, included write-downs of $3 million as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $10 million for the three months ended March 31, 2012.

At March 31, 2013, our investment portfolios held by U.S. legal entities included approximately $27 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $9 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $3 million at March 31, 2013. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

______________________________________________________________________________________________________________________
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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years and 3.9 years at March 31, 2013 and December 31, 2012, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.3 billion at March 31, 2013.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2013		December 31, 2012
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$47,947	$45,470	$47,306	$44,666
Fixed maturities held to maturity	7,213	6,867	7,633	7,270
Short-term investments	2,893	2,893	2,228	2,228
	58,053	55,230	57,167	54,164
Equity securities	832	781	744	707
Other investments	2,820	2,544	2,716	2,465
Total investments	$61,705	$58,555	$60,627	$57,336

The fair value of our total investments increased $1.1 billion during the three months ended March 31, 2013, primarily due to the investing of operating cash flows and proceeds from debt issuances, partially offset by unfavorable foreign exchange impact.

The following tables show the market value of our fixed maturities and short-term investments at March 31, 2013 and December 31, 2012. The first table lists investments according to type and the second according to S&P credit rating:

	March 31, 2013		December 31, 2012
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,750	5%	$2,794	5%
Agency	2,090	4%	2,024	4%
Corporate and asset-backed securities	19,123	33%	18,983	33%
Mortgage-backed securities	12,064	21%	12,589	22%
Municipal	4,532	7%	3,872	7%
Non-U.S.	14,601	25%	14,677	25%
Short-term investments	2,893	5%	2,228	4%
Total	$58,053	100%	$57,167	100%
AAA	$9,948	17%	$9,285	16%
AA	22,036	38%	22,014	39%
A	11,150	19%	10,760	19%
BBB	6,596	11%	6,591	12%
BB	4,010	7%	4,146	7%
B	3,956	7%	3,846	6%
Other	357	1%	525	1%
Total	$58,053	100%	$57,167	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education and utilities (water, power, and sewers). As of March 31, 2013, the state of California, including political subdivisions and other municipal issuers within the state, represented approximately 16 percent of our Municipal investments. A majority of the state of California exposure represents special revenue bonds. Over 75 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 43 percent and 57 percent between general obligation and special revenue bonds, respectively.

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 75 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is A and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,054	$1,019
Canada	908	883
Republic of Korea	594	529
Germany	432	423
France	323	313
Japan	321	320
Kingdom of Thailand	244	240
Federative Republic of Brazil	243	233
Province of Ontario	212	202
Province of Quebec	188	178
Commonwealth of Australia	187	176
State of Queensland	146	138
Federation of Malaysia	129	129
United Mexican States	120	113
Swiss Confederation	116	111
People's Republic of China	116	112
State of New South Wales	85	81
Taiwan	84	83
Socialist Republic of Vietnam	74	69
Russian Federation	64	63
State of Victoria	53	50
Republic of Indonesia	50	49
Republic of Colombia	49	48
Province of British Columbia	41	39
Dominion of New Zealand	39	39
Other Non-U.S. Government(1)	734	715
Non-U.S. Government Securities	6,606	6,355
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)	2,290	2,158
Other Non-U.S. Corporate	5,705	5,377
Total	$14,601	$13,890

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain. Our gross and net Eurozone Non-U.S. Government securities exposure is the same.

(2)	Refer to the following table for further detail on Eurozone Non-U.S. Corporate securities. Our gross and net Eurozone Non-U.S. Corporate securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at March 31, 2013:

	Market Value by Industry					Amortized Cost
(in millions of U.S. dollars)	Bank	Financial	Industrial	Utility	Total
Netherlands	$182	$144	$339	$142	$807	$754
France	116	35	179	157	487	463
Luxembourg	10	5	229	72	316	296
Germany	214	—	60	5	279	267
Euro Supranational	175	—	—	—	175	167
Ireland	12	1	105	12	130	120
Belgium	10	—	30	—	40	37
Finland	16	—	9	3	28	27
Austria	18	—	3	—	21	21
Spain	6	—	—	—	6	6
Portugal	—	—	1	—	1	—
Eurozone Non-U.S. Corporate Securities	$759	$185	$955	$391	$2,290	$2,158
The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at March 31, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
European Investment Bank	$142	$135
KFW	140	134
Rabobank Nederland NV	107	98
Bank Nederlandse Gemeenten	39	38
BNP Paribas SA	33	31
Credit Agricole Groupe	33	32
Groupe BPCE	24	23
Erste Abwicklungsanstalt	24	23
EUROFIMA	18	17
Societe Generale SA	17	17

The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at March 31, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
Electricite de France SA	$91	$86
ING Groep NV	81	77
Intelsat SA	76	71
Royal Dutch Shell PLC	74	70
Deutsche Telekom AG	64	58
LyondellBasell Industries NV	57	49
France Telecom SA	41	39
General Electric Co	34	30
NIBC Holding NV	33	32
Porsche Automobil Holding SE	31	31

The table below summarizes our largest exposures to corporate bonds by market value at March 31, 2013:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$508
Goldman Sachs Group Inc	418
General Electric Co	375
Citigroup Inc	345
Bank of America Corp	304
Morgan Stanley	282
Wells Fargo & Co	265
Verizon Communications Inc	260
AT&T INC	218
HSBC Holdings Plc	214
Comcast Corp	187
Mondelez International Inc	159
Anheuser-Busch InBev NV	143
BP Plc	135
Philip Morris International Inc	134
Duke Energy Corp	128
Time Warner Cable Inc	125
Pfizer Inc	123
Barclays Plc	118
Enterprise Products Partners LP	117
Credit Suisse Group	113
Royal Bank of Scotland Group Plc	113
American Express Co	113
Rabobank Nederland NV	107
UBS AG	105

______________________________________________________________________________________________________________________
Mortgage-backed securities
Additional details on the mortgage-backed component of our investment portfolio at March 31, 2013, are provided below:

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Market value:
Agency residential mortgage-backed (RMBS)	$—	$10,274	$—	$—	$—	$10,274
Non-agency RMBS	70	15	33	26	213	357
Commercial mortgage-backed	1,403	13	10	7	—	1,433
Total mortgage-backed securities, at market value	$1,473	$10,302	$43	$33	$213	$12,064
Amortized cost:
Agency RMBS	$—	$9,901	$—	$—	$—	$9,901
Non-agency RMBS	69	14	32	25	220	360
Commercial mortgage-backed	1,338	11	9	6	—	1,364
Total mortgage-backed securities, at amortized cost	$1,407	$9,926	$41	$31	$220	$11,625

Our mortgage-backed securities are rated predominantly AA and comprise 21 percent of our fixed income portfolio. This compares with a 31 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at March 31, 2013. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 97 percent of our total RMBS portfolio. Our non-agency RMBS are backed primarily by prime collateral and are broadly diversified in over 33,000 loans. This portfolio’s original loan-to-value ratio is approximately 65 percent with an average Fair Isaac Corporation (FICO) score of 731. With this conservative loan-to-value ratio and subordinated collateral of five percent, the cumulative 5-year foreclosure rate would have to rise to 17 percent before principal is significantly impaired. The foreclosure rate of our non-agency RMBS portfolio at March 31, 2013 was six percent.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA, broadly diversified with over 13,000 loans with 31 percent of the portfolio issued before 2006 and 52 percent issued after 2009. The average loan-to-value ratio is approximately 64 percent with a debt service coverage ratio in excess of 1.9 and weighted-average subordinated collateral of 30 percent. The cumulative foreclosure rate would have to rise to 43 percent before principal is impaired. The foreclosure rate of our CMBS portfolio at March 31, 2013 was 1.7 percent.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At March 31, 2013, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,000 issuers, with the greatest single exposure being $90 million.

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

____________________________________________________________________________________________________________
Critical Accounting Estimates
As of March 31, 2013, there were no material changes to our critical accounting estimates. For full discussion of our critical accounting estimates, refer to Item 7 in our 2012 Form 10-K.

Reinsurance recoverable on ceded reinsurance
The following table presents a composition of our reinsurance recoverable for the periods indicated:

	March 31	December 31
(in millions of U.S. dollars)	2013	2012
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,918	$11,399
Reinsurance recoverable on paid losses and loss expenses (1)	612	679
Net reinsurance recoverable on losses and loss expenses	$11,530	$12,078
Reinsurance recoverable on policy benefits	$231	$241

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers.  The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.5 billion of collateral. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to crop activity, the impact of foreign exchange, and favorable PPD.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At March 31, 2013, our gross unpaid loss and loss expense reserves were $37.1 billion and our net unpaid loss and loss expense reserves were $26.2 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2012	$37,946	$11,399	$26,547
Losses and loss expenses incurred	2,483	557	1,926
Losses and loss expenses paid	(2,987)	(932)	(2,055)
Other (including foreign exchange translation)	(360)	(106)	(254)
Balance at March 31, 2013	$37,082	$10,918	$26,164

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	March 31, 2013			December 31, 2012
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$15,945	$4,851	$11,094	$16,804	$5,406	$11,398
IBNR reserves	21,137	6,067	15,070	21,142	5,993	15,149
Total	$37,082	$10,918	$26,164	$37,946	$11,399	$26,547

Asbestos and Environmental (A&E) and Other Run-off Liabilities
There was no unexpected A&E reserve activity during the three months ended March 31, 2013. Refer to our 2012 Form 10-K for additional information.

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

At March 31, 2013, Level 3 assets represented four percent of assets that are measured at fair value and three percent of total assets. Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and one percent of our total liabilities. During the three months ended March 31, 2013, we transferred assets of $15 million into our Level 3 assets from other levels of the valuation hierarchy. During the three months ended March 31, 2013, we transferred assets of $30 million out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three months ended March 31, 2013 and 2012.

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

The GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. Key factors affecting the GMIB annuitization rate include investment performance and the level of interest rates after the GMIB waiting period, since these factors determine the value of the guarantee to the policyholder. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more “in the money”) guarantees. In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize utilizing the GMIB) in comparison to all subsequent years. We do not yet have a robust set of annuitization experience because most of our clients’ policyholders are not yet eligible to annuitize utilizing the GMIB. However, for certain clients representing approximately 37 percent of the total GMIB guaranteed value there are several years of annuitization experience – for those clients the annuitization function reflects the actual experience and has a maximum annuitization rate per annum of 8 percent (a higher maximum applies in the first year a policy is eligible to annuitize utilizing the GMIB – it is over 13 percent). For most clients there is not a credible amount of observable relevant behavior data and so we use a weighted average (with a heavier weighting on the observed experience noted previously) of three different annuitization functions with maximum annuitization rates per annum of 8 percent, 12 percent, and 30 percent, respectively (with significantly higher rates in the first year a policy is eligible to annuitize utilizing the GMIB). As noted elsewhere, our GMIB reinsurance treaties include claim limits to protect us in the event that actual annuitization behavior is significantly higher than expected.

During the three months ended March 31, 2013, no material changes were made to actuarial or behavioral assumptions.

During the three months ended March 31, 2013, realized gains of $369 million were associated with a decreased value of GLB liabilities primarily due to rising equity levels and the favorable impact of foreign exchange and interest rate movements partially offset by the impact of discounting future claims for one fewer quarter. This excludes realized losses of $250 million during the three months ended March 31, 2013, on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the three months ended March 31, 2013 and 2012.

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

•
Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 25 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 70 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 50 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $382 million as of March 31, 2013. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

•
Reinsurance programs covering GMDB and guaranteed minimum accumulation benefits (GMAB). This category accounts for approximately 15 percent of the total reinsured GLB guaranteed value and 10 percent of the total reinsured GMDB guaranteed value. These reinsurance programs are quota-share agreements with the quota-share decreasing as the ratio of account value to guaranteed value decreases. The quota-share is 100 percent for ratios between 100 percent and 75 percent, 60 percent for additional losses on ratios between 75 percent and 45 percent, and 30 percent for further losses on ratios below 45 percent. Approximately 35 percent of guaranteed value in this category is also subject to a claim deductible of 8.8 percent of guaranteed value (i.e., our reinsurance coverage would only pay when the ratio of account value to guaranteed value is below 91.2 percent).

•
Reinsurance programs covering GMIB with an annual claim limit. This category accounts for approximately 50 percent of the total reinsured GLB guaranteed value. The annual claim limit is 10 percent of guaranteed value on over 95 percent of the guaranteed value in this category. Additionally, reinsurance programs in this category have an annual annuitization limit that ranges between 17.5 percent and 30 percent with approximately 45 percent of guaranteed value subject to an annuitization limit of 20 percent or under, and the remaining 55 percent subject to an annuitization limit of 30 percent. Approximately 40 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 45 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value (liability) asset of $(20) million and $24 million at March 31, 2013 and December 31, 2012, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent – 10 percent annually.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The vast majority of policies we reinsure reach the end of their “waiting periods” in 2013 or later, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
March 31, 2013 and prior	12%
Remainder of 2013	18%
2014	18%
2015	6%
2016	6%
2017	19%
2018	15%
2019	5%
2020 and after	1%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2013	2012
Death Benefits (GMDB)
Premium	$20	$22
Less paid claims	20	26
Net	$—	$(4)
Living Benefits (Includes GMIB and GMAB)
Premium	$39	$40
Less paid claims	7	1
Net	$32	$39
Total VA Guaranteed Benefits
Premium	$59	$62
Less paid claims	27	27
Net	$32	$35

Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $67 million of claims and $73 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Almost 90 percent of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible between years 2013 and 2018. At current market levels, we expect approximately $18 million of claims and $143 million of premium on living benefits over the next 12 months.

Collateral
ACE Tempest Life Re holds collateral on behalf of most of its clients in the form of qualified assets in trust or letters of credit, typically in an amount sufficient for the client to obtain statutory reserve credit for the reinsurance. The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client’s domicile.

____________________________________________________________________________________________________________
Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at January 1, 2013.

The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at March 31, 2013 and 2012. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at March 31, 2013 and 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1,672 million (or six percent of our total shareholders’ equity at March 31, 2013). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately one percent.

	U.S. Hurricanes				California Earthquakes
	March 31			March 31	March 31			March 31
	2013			2012	2013			2012
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,672	6.0%	1.0%	$1,746	$822	2.9%	2.1%	$777
1-in-250	$2,240	8.0%	1.0%	$2,359	$1,051	3.8%	1.7%	$980

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

____________________________________________________________________________________________________________
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

There were no significant changes to ACE’s coverage under its General Catastrophe Treaty during the first quarter, except for the January 1, 2013 renewal of the North American Core Program. Refer to our 2012 Form 10-K for additional information.

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

The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured's risk. The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure.

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2012, the RMA released the 2013 SRA which establishes the terms and conditions for the 2013 reinsurance year (i.e., July 1, 2012 through June 30, 2013) that replaced the 2012 SRA.  There were no significant changes in the terms and conditions.

On the MPCI business, we recognize net premiums written as we receive acreage reports from the policyholders on the various crops throughout the U.S. and these reports allow us to determine the actual premium associated with the liability that is being planted. The MPCI program has specific timeframes as to when producers must report acreage to us and in certain cases, the reporting occurs after the close of the respective reinsurance year. Once the net premium written has been recorded, the premium is then earned over the growing season for the crops. A majority of the crops that are covered in the program are typically subject to the SRA in effect at the beginning of the year. Given the major crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.

The pricing of MPCI premium is determined using a number of factors including commodity prices and related volatility. For instance, in most states the pricing for the MPCI Revenue Product for corn includes a factor that is based on the average price in February of the Chicago Board of Trade December corn futures. To the extent that the corn commodity prices are higher in February than they were in the previous February, and all other factors are the same, the increase in corn prices will increase the corn premium year over year.

Our crop-hail program is a private offering. Premium is earned on the crop-hail program over the coverage period of the policy. Given the very short nature of the growing season, most crop-hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. We use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our crop-hail exposures through the use of township liability limits and third party proportional and stop-loss reinsurance on our net retained hail business.

______________________________________________________________________________________________________________________
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At March 31, 2013, our available credit lines totaled $1.9 billion and usage to support issued letters of credit was $1.4 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2014 and 2017 and require that we maintain certain financial covenants, all of which we met at March 31, 2013. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. There has also been recent consolidation in the banking industry which could lead to increased reliance on and exposure to particular institutions. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2012 Form 10-K.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2013, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the three months ended March 31, 2013 and 2012.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from AGM or ACE INA during the three months ended March 31, 2013 and 2012. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows
Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2013 and 2012.

Our consolidated net cash flows from operating activities were $913 million in the three months ended March 31, 2013, compared with $572 million. Net loss and loss expenses paid were $1.8 billion in the three months ended March 31, 2013, compared with $1.9 billion.

Our consolidated net cash flows used for investing activities were $1.5 billion in the three months ended March 31, 2013, compared with $615 million. Net investing activities for the indicated periods were related primarily to net purchases of fixed maturities.

Our consolidated net cash flows from financing activities were $813 million in the three months ended March 31, 2013, compared with $139 million. Financing cash flows included $947 million of proceeds from issuance of long-term debt. Refer to Note 6 to the Consolidated Financial Statements for additional information on the long-term debt issuance. Financing cash flows also included $1 million of proceeds from issuance of short-term debt, net of repayments, compared with $281 million. Share repurchases and dividends paid on Common Shares were $154 million and $2 million, respectively, in the three months ended March 31, 2013, compared with $11 million and $159 million, respectively. Dividends paid on Common Shares decreased due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid during the first quarter 2013.

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

In the current low interest rate environment, we utilize repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At March 31, 2013, there were $1.4 billion in repurchase agreements outstanding.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	March 31	December 31
(in millions of U.S. dollars, except for percentages)	2013	2012
Short-term debt	$1,402	$1,401
Long-term debt	4,307	3,360
Total debt	5,709	4,761
Trust preferred securities	309	309
Total shareholders’ equity	27,942	27,531
Total capitalization	$33,960	$32,601
Ratio of debt to total capitalization	16.8%	14.6%
Ratio of debt plus trust preferred securities to total capitalization	17.7%	15.6%

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization increased primarily due to the issuance of $475 million of 2.7 percent senior notes due March 2023 and $475 million of 4.15 percent senior notes due March 2043 in the three months ended March 31, 2013. The proceeds from the debt issuance are expected to be used to repay at maturity the $500 million 5.875 percent senior notes due June 2014 and the $450 million 5.6 percent senior notes due May 2015.

The following table reports the significant movements in our shareholders’ equity:

Three Months Ended
(in millions of U.S. dollars)	March 31, 2013
Balance – beginning of period	$27,531
Net income	953
Change in net unrealized depreciation on investments, net of tax	(95)
Dividends on Common Shares	(168)
Change in net cumulative translation, net of tax	(156)
Exercise of stock options	28
Repurchase of shares	(154)
Other movements, net of tax	3
Balance – end of period	$27,942

During the three months ended March 31, 2013, we repurchased $154 million of Common Shares in a series of open market transactions under the November 2012, August 2011 and November 2010 Board of Directors authorizations, primarily to offset dilution from our incentive compensation plans. At March 31, 2013, $307 million in share repurchase authorizations remained through December 31, 2013. At March 31, 2013 there were 2,787,156 Common Shares in treasury with a weighted average cost of $76.12 per share.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
March 28, 2013	April 12, 2013	$0.49 (CHF 0.46)

__________________________________________________________________________________________________________
Recent accounting pronouncements
Refer to Note 7 a) to the consolidated financial statements for a discussion of new accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2012 Form 10-K.

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

At March 31, 2013, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended March 31, 2013, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at March 31, 2013, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending March 31, 2013.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at March 31, 2013 and show the sensitivity, at March 31, 2013, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

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

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$506	$281	$1	$(352)	$(780)	$(1,275)
	Increase/(decrease) in hedge value	(224)	—	227	457	691	930
	Increase/(decrease) in net income	$282	$281	$228	$105	$(89)	$(345)
Flat	(Increase)/decrease in Gross FVL	$278	$—	$(348)	$(779)	$(1,275)	$(1,829)
	Increase/(decrease) in hedge value	(223)	2	230	461	696	936
	Increase/(decrease) in net income	$55	$2	$(118)	$(318)	$(579)	$(893)
-100 bps	(Increase)/decrease in Gross FVL	$(89)	$(440)	$(870)	$(1,372)	$(1,927)	$(2,523)
	Increase/(decrease) in hedge value	(221)	4	232	465	700	941
	Increase/(decrease) in net income	$(310)	$(436)	$(638)	$(907)	$(1,227)	$(1,582)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$115	$(121)	$(4)	$—	$(20)	$18
	Increase/(decrease) in hedge value	—	—	—	—	3	(3)
	Increase/(decrease) in net income	$115	$(121)	$(4)	$—	$(17)	$15

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$28	$14	$(15)	$(29)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$28	$14	$(15)	$(29)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$312	$172	$(214)	$(481)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$312	$172	$(214)	$(481)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(295)	$(167)	$207	$450
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(295)	$(167)	$207	$450

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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from March 31, 2013 market levels and includes the impact of an adjustment to the hedge portfolio made subsequent to that date.

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

Variable Annuity Net Amount at Risk
a) Reinsurance covering the GMDB risk only
The table below presents the net amount at risk at March 31, 2013 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in million of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$787	$1,017	$1,604	$2,052	$2,037	$1,740
Claims at 100% immediate mortality	771	574	336	296	265	239

At March 31, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GMDB risk only was $1.0 billion and $1.3 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2013 and December 31, 2012, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at March 31, 2013 was approximately $574 million. This takes into account all applicable reinsurance treaty claim limits.

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

b) Reinsurance covering the GLB risk only
The table below presents the net amount at risk at March 31, 2013 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in million of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$105	$345	$920	$1,754	$2,476	$2,656

At March 31, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GLB risk only was $345 million and $445 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2013 and December 31, 2012, respectively);

•	there are no deaths, lapses, or withdrawals;

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

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
The table below presents the net amount at risk at March 31, 2013 following an immediate change in equity market levels, assuming all global equity markets are impacted equally.

	Equity Shock
(in million of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$59	$93	$136	$178	$214	$255
GLB net amount at risk	117	376	900	1,555	2,158	2,461
Claims at 100% immediate mortality	99	334	687	922	1,127	1,305

At March 31, 2013 and December 31, 2012, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $93 million and $116 million, respectively.

At March 31, 2013 and December 31, 2012, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $376 million and $655 million, respectively.

These net amounts at risk reflect the interaction between the two types of benefits on any single policyholder (eliminating double-counting), and therefore the net amounts at risk should be considered additive.

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at March 31, 2013 was approximately $334 million.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2013 and December 31, 2012, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2.0 percent and 3.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

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

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2013. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 d) to the consolidated financial statements which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
Refer to “Risk Factors” under Item 1A of Part I of our 2012 Form 10-K. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2012 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
January 1 through January 31	798	$82.63	—	$461	million
February 1 through February 28	2,353,111	$85.45	1,749,281	$312	million
March 1 through March 31	71,443	$85.46	59,019	$307	million
Total	2,425,352		1,808,300

(1) This column primarily represents open market share repurchases made in February and March 2013. Other activity during the three months ended March 31, 2013 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.
(2) The aggregate value of shares purchased in the three months ended March 31, 2013 as part of the publicly announced plan was $154 million.
(3) Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. The $307 million of remaining authorizations as of March 31, 2013 expire December 31, 2013.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

May 1, 2013	/s/ Evan G. Greenberg
Evan G. Greenberg
President, Chairman, Chief Executive Officer

May 1, 2013	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Organizational Regulations of the Company, as amended and restated	8-K	3	August 15, 2012

3.2	Articles of Association of the Company, as amended and restated	8-K	3	March 28, 2013

4.1	Organizational Regulations of the Company, as amended and restated	8-K	4	August 15, 2012

4.2	Articles of Association of the Company, as amended and restated	8-K	4	March 28, 2013

4.3	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.4	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.5	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements
					X