Form 10-Q
period 2013-06-30
ACE Ltd
filed 2013-07-31
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
YES   ☐                                                 NO  ☒
The number of registrant’s Common Shares (CHF 27.95 par value) outstanding as of July 23, 2013 was 340,118,546.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2013	2012
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $45,988 and $44,666)	$47,016	$47,306
(includes hybrid financial instruments of $276 and $309)
Fixed maturities held to maturity, at amortized cost (fair value – $6,762 and $7,633)	6,576	7,270
Equity securities, at fair value (cost – $843 and $707)	837	744
Short-term investments, at fair value and amortized cost	2,425	2,228
Other investments (cost – $2,543 and $2,465)	2,836	2,716
Total investments	59,690	60,264
Cash	679	615
Securities lending collateral	1,662	1,791
Accrued investment income	536	552
Insurance and reinsurance balances receivable	5,022	4,147
Reinsurance recoverable on losses and loss expenses	11,442	12,078
Reinsurance recoverable on policy benefits	240	241
Deferred policy acquisition costs	2,077	1,873
Value of business acquired	560	614
Goodwill and other intangible assets	5,395	4,975
Prepaid reinsurance premiums	1,819	1,617
Deferred tax assets	753	453
Investments in partially-owned insurance companies (cost – $449 and $451)	452	454
Other assets	3,361	2,871
Total assets	$93,688	$92,545
Liabilities
Unpaid losses and loss expenses	$37,343	$37,946
Unearned premiums	7,851	6,864
Future policy benefits	4,502	4,470
Insurance and reinsurance balances payable	3,624	3,472
Securities lending payable	1,665	1,795
Accounts payable, accrued expenses, and other liabilities	5,361	5,377
Income taxes payable	30	20
Short-term debt	1,901	1,401
Long-term debt	3,807	3,360
Trust preferred securities	309	309
Total liabilities	66,393	65,014
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 27.95 and CHF 28.89 par value; 342,832,412 shares issued; 340,086,269 and 340,321,534 shares outstanding)	9,249	9,591
Common Shares in treasury (2,746,143 and 2,510,878 shares)	(219)	(159)
Additional paid-in capital	5,128	5,179
Retained earnings	11,877	10,033
Accumulated other comprehensive income (AOCI)	1,260	2,887
Total shareholders’ equity	27,295	27,531
Total liabilities and shareholders’ equity	$93,688	$92,545
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2013	2012	2013	2012
Revenues
Net premiums written	$4,391	$4,130	$8,189	$7,702
Change in unearned premiums	(324)	(347)	(549)	(538)
Net premiums earned	4,067	3,783	7,640	7,164
Net investment income	534	537	1,065	1,081
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(7)	(10)	(10)	(20)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—	—	—
Net OTTI losses recognized in income	(7)	(10)	(10)	(20)
Net realized gains (losses) excluding OTTI losses	111	(384)	320	(114)
Total net realized gains (losses) (includes $38 and $73 of net unrealized gains reclassified from AOCI in the three and six months ended June 30, 2013, respectively)	104	(394)	310	(134)
Total revenues	4,705	3,926	9,015	8,111
Expenses
Losses and loss expenses	2,250	2,119	4,176	3,923
Policy benefits	110	102	241	249
Policy acquisition costs	665	619	1,279	1,201
Administrative expenses	564	514	1,078	1,024
Interest expense	73	62	133	124
Other (income) expense	37	34	27	31
Total expenses	3,699	3,450	6,934	6,552
Income before income tax	1,006	476	2,081	1,559
Income tax expense (includes $7 and $12 Income tax expense from reclassification of unrealized gains in the three and six months ended June 30, 2013, respectively)	115	148	237	258
Net income	$891	$328	$1,844	$1,301
Other comprehensive income (loss)
Unrealized (depreciation) appreciation	$(1,470)	$313	$(1,586)	$638
Reclassification adjustment for net realized gains included in net income	(38)	(58)	(73)	(91)
	(1,508)	255	(1,659)	547
Change in:
Cumulative translation adjustment	(175)	(116)	(386)	(28)
Pension liability	(3)	1	19	(1)
Other comprehensive income (loss), before income tax	(1,686)	140	(2,026)	518
Income tax benefit (expense) related to OCI items	296	(11)	399	(91)
Other comprehensive income (loss)	(1,390)	129	(1,627)	427
Comprehensive income (loss)	$(499)	$457	$217	$1,728
Earnings per share
Basic earnings per share	$2.61	$0.96	$5.41	$3.83
Diluted earnings per share	$2.59	$0.96	$5.36	$3.80
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2013	2012
Common Shares
Balance – beginning of period	$9,591	$10,095
Dividends declared on Common Shares-par value reduction	(342)	(168)
Balance – end of period	9,249	9,927
Common Shares in treasury
Balance – beginning of period	(159)	(327)
Common Shares repurchased	(212)	(7)
Net shares redeemed under employee share-based compensation plans	152	128
Balance – end of period	(219)	(206)
Additional paid-in capital
Balance – beginning of period	5,179	5,326
Net shares redeemed under employee share-based compensation plans	(128)	(100)
Exercise of stock options	(28)	(12)
Share-based compensation expense and other	105	61
Funding of dividends declared to Retained earnings	—	(200)
Balance – end of period	5,128	5,075
Retained earnings
Balance – beginning of period	10,033	7,327
Net income	1,844	1,301
Funding of dividends declared from Additional paid-in capital	—	200
Dividends declared on Common Shares	—	(200)
Balance – end of period	11,877	8,628
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	2,633	1,715
Change in period, before reclassification from AOCI, net of income tax benefit of $332	(1,254)
Amounts reclassified from AOCI, net of income tax benefit of $12	(61)
Change in period, net of income tax benefit (expense) of $344 and $(96)	(1,315)	451
Balance – end of period	1,318	2,166
Cumulative translation adjustment
Balance – beginning of period	339	258
Change in period, net of income tax benefit of $62 and $5	(324)	(23)
Balance – end of period	15	235
Pension liability adjustment
Balance – beginning of period	(85)	(62)
Change in period, net of income tax (expense) of $(7) and nil	12	(1)
Balance – end of period	(73)	(63)
Accumulated other comprehensive income	1,260	2,338
Total shareholders’ equity	$27,295	$25,762
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2013	2012
Cash flows from operating activities
Net income	$1,844	$1,301
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(310)	134
Amortization of premiums/discounts on fixed maturities	134	103
Deferred income taxes	98	1
Unpaid losses and loss expenses	(304)	(644)
Unearned premiums	693	780
Future policy benefits	117	54
Insurance and reinsurance balances payable	182	(60)
Accounts payable, accrued expenses, and other liabilities	230	(9)
Income taxes payable	20	—
Insurance and reinsurance balances receivable	(611)	(551)
Reinsurance recoverable on losses and loss expenses	538	626
Reinsurance recoverable on policy benefits	2	48
Deferred policy acquisition costs	(268)	(159)
Prepaid reinsurance premiums	(179)	(283)
Other	(378)	42
Net cash flows from operating activities	1,808	1,383
Cash flows from investing activities
Purchases of fixed maturities available for sale	(10,915)	(11,522)
Purchases of to be announced mortgage-backed securities	(26)	(165)
Purchases of fixed maturities held to maturity	(299)	(136)
Purchases of equity securities	(194)	(93)
Sales of fixed maturities available for sale	5,370	7,840
Sales of to be announced mortgage-backed securities	26	192
Sales of equity securities	62	33
Maturities and redemptions of fixed maturities available for sale	4,112	2,280
Maturities and redemptions of fixed maturities held to maturity	908	739
Net derivative instruments settlements	(317)	(133)
Acquisition of subsidiaries (net of cash acquired of $38 in 2013)	(977)	(30)
Other	(126)	(255)
Net cash flows used for investing activities	(2,376)	(1,250)
Cash flows from financing activities
Dividends paid on Common Shares	(169)	(318)
Common Shares repurchased	(212)	(11)
Proceeds from issuance of long-term debt	947	—
Proceeds from issuance of short-term debt	1,570	1,532
Repayment of short-term debt	(1,570)	(1,381)
Proceeds from share-based compensation plans, including windfall tax benefits	62	55
Other	30	—
Net cash flows from (used for) financing activities	658	(123)
Effect of foreign currency rate changes on cash and cash equivalents	(26)	(7)
Net increase in cash	64	3
Cash – beginning of period	615	614
Cash – end of period	$679	$617
Supplemental cash flow information
Taxes paid	$88	$259
Interest paid	$117	$119
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

PT Asuransi Jaya Proteksi
We acquired 80 percent of PT Asuransi Jaya Proteksi (JaPro) on September 18, 2012 and our local partner acquired the remaining 20 percent on January 3, 2013. JaPro is one of Indonesia's leading general insurers. The total purchase price for 100 percent of the company was approximately $107 million in cash. JaPro operates in our Insurance – Overseas General segment.

Fianzas Monterrey
On April 1, 2013, we acquired Fianzas Monterrey, a leading surety lines company in Mexico offering administrative performance bonds primarily to clients in the construction and industrial sectors, for approximately $293 million in cash. This acquisition expands our global franchise in the surety business and enhances our existing commercial lines and personal accident insurance business in Mexico.

The acquisition generated $117 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $73 million, based on ACE's preliminary purchase price allocation. The other intangible assets primarily relate to customer lists. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

ABA Seguros
On May 2, 2013, we acquired ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages for approximately $690 million in cash.

The acquisition generated $235 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $142 million based on ACE’s preliminary purchase price allocation. The other intangible assets primarily relate to distribution channels. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

3. Investments

a) Fixed maturities
The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

June 30, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,238	$89	$(39)	$3,288	$—
Foreign	13,552	401	(112)	13,841	—
Corporate securities	16,263	751	(150)	16,864	(6)
Mortgage-backed securities	9,719	225	(166)	9,778	(37)
States, municipalities, and political subdivisions	3,216	85	(56)	3,245	—
	$45,988	$1,551	$(523)	$47,016	$(43)
Held to maturity
U.S. Treasury and agency	$858	$22	$(4)	$876	$—
Foreign	873	32	—	905	—
Corporate securities	2,030	78	—	2,108	—
Mortgage-backed securities	1,615	52	—	1,667	—
States, municipalities, and political subdivisions	1,200	22	(16)	1,206	—
	$6,576	$206	$(20)	$6,762	$—

December 31, 2012	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,553	$183	$(1)	$3,735	$—
Foreign	13,016	711	(14)	13,713	—
Corporate securities	15,529	1,210	(31)	16,708	(7)
Mortgage-backed securities	10,051	458	(36)	10,473	(84)
States, municipalities, and political subdivisions	2,517	163	(3)	2,677	—
	$44,666	$2,725	$(85)	$47,306	$(91)
Held to maturity
U.S. Treasury and agency	$1,044	$39	$—	$1,083	$—
Foreign	910	54	—	964	—
Corporate securities	2,133	142	—	2,275	—
Mortgage-backed securities	2,028	88	—	2,116	—
States, municipalities, and political subdivisions	1,155	44	(4)	1,195	—
	$7,270	$367	$(4)	$7,633	$—

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and six months ended June 30, 2013, $1 million and $25 million of net unrealized appreciation related to such securities is included in OCI. For the three and six months ended June 30, 2012, $16 million and $84 million of net unrealized appreciation related to such securities is included in OCI. At June 30, 2013 and December 31, 2012, AOCI includes net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

unrealized depreciation of $2 million and $25 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 85 percent of the total mortgage-backed securities at June 30, 2013 and December 31, 2012 are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2013		2012
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,102	$2,121	$1,887	$1,906
Due after 1 year through 5 years	14,042	14,493	13,411	14,010
Due after 5 years through 10 years	15,833	16,179	15,032	16,153
Due after 10 years	4,292	4,445	4,285	4,764
	36,269	37,238	34,615	36,833
Mortgage-backed securities	9,719	9,778	10,051	10,473
	$45,988	$47,016	$44,666	$47,306
Held to maturity
Due in 1 year or less	$447	$451	$656	$659
Due after 1 year through 5 years	2,218	2,288	1,870	1,950
Due after 5 years through 10 years	1,833	1,878	2,119	2,267
Due after 10 years	463	478	597	641
	4,961	5,095	5,242	5,517
Mortgage-backed securities	1,615	1,667	2,028	2,116
	$6,576	$6,762	$7,270	$7,633

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities
The following table presents the cost and fair value of equity securities:

	June 30	December 31
(in millions of U.S. dollars)	2013	2012
Cost	$843	$707
Gross unrealized appreciation	45	41
Gross unrealized depreciation	(51)	(4)
Fair value	$837	$744

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

For the three and six months ended June 30, 2013, credit losses recognized in Net income for corporate securities were $6 million and $7 million, respectively. For the three and six months ended June 30, 2012, credit losses recognized in Net income for corporate securities were $1 million and $4 million, respectively.

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

For the three and six months ended June 30, 2013, there were no credit losses recognized in Net income for mortgage-backed securities. For the three and six months ended June 30, 2012, credit losses recognized in Net income for mortgage-backed securities were nil and $3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Fixed maturities:
OTTI on fixed maturities, gross	$(6)	$(1)	$(7)	$(8)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	—	—	—
OTTI on fixed maturities, net	(6)	(1)	(7)	(8)
Gross realized gains excluding OTTI	64	104	126	216
Gross realized losses excluding OTTI	(27)	(35)	(52)	(106)
Total fixed maturities	31	68	67	102
Equity securities:
OTTI on equity securities	—	(4)	(1)	(5)
Gross realized gains excluding OTTI	8	—	10	2
Gross realized losses excluding OTTI	(1)	(1)	(3)	(1)
Total equity securities	7	(5)	6	(4)
OTTI on other investments	(1)	(5)	(2)	(7)
Foreign exchange gains (losses)	(5)	(9)	71	(14)
Investment and embedded derivative instruments	40	(49)	58	(7)
Fair value adjustments on insurance derivative	101	(467)	429	(39)
S&P put options and futures	(68)	70	(318)	(161)
Other derivative instruments	(1)	1	(1)	(4)
Other	—	2	—	—
Net realized gains (losses)	$104	$(394)	$310	$(134)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Balance of credit losses related to securities still held – beginning of period	$35	$55	$43	$74
Additions where no OTTI was previously recorded	4	1	4	2
Additions where an OTTI was previously recorded	2	—	3	5
Reductions for securities sold during the period	(1)	(9)	(10)	(34)
Balance of credit losses related to securities still held – end of period	$40	$47	$40	$47

d) Gross unrealized loss
At June 30, 2013, there were 6,267 fixed maturities out of a total of 23,938 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. There were 74 equity securities out of a total of 188 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $40 million. Fixed maturities in an unrealized loss position at June 30, 2013 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position at June 30, 2013 included foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,670	$(43)	$—	$—	$1,670	$(43)
Foreign	4,278	(108)	76	(4)	4,354	(112)
Corporate securities	4,535	(140)	77	(10)	4,612	(150)
Mortgage-backed securities	4,190	(153)	125	(13)	4,315	(166)
States, municipalities, and political subdivisions	2,057	(72)	2	—	2,059	(72)
Total fixed maturities	16,730	(516)	280	(27)	17,010	(543)
Equity securities	522	(51)	—	—	522	(51)
Other investments	37	(5)	—	—	37	(5)
Total	$17,289	$(572)	$280	$(27)	$17,569	$(599)

	0 – 12 Months		Over 12 Months		Total
December 31, 2012	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$440	$(1)	$—	$—	$440	$(1)
Foreign	1,234	(8)	88	(6)	1,322	(14)
Corporate securities	1,026	(23)	85	(8)	1,111	(31)
Mortgage-backed securities	855	(4)	356	(32)	1,211	(36)
States, municipalities, and political subdivisions	316	(3)	48	(4)	364	(7)
Total fixed maturities	3,871	(39)	577	(50)	4,448	(89)
Equity securities	29	(4)	—	—	29	(4)
Other investments	68	(5)	—	—	68	(5)
Total	$3,968	$(48)	$577	$(50)	$4,545	$(98)

e) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at June 30, 2013 and December 31, 2012, are fixed maturities and short-term investments totaling $16.0 billion and $16.6 billion, respectively, and cash of $71 million and $139 million, respectively.

The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2013	2012
Trust funds	$10,909	$11,389
Deposits with non-U.S. regulatory authorities	1,989	2,133
Assets pledged under repurchase agreements	1,458	1,401
Deposits with U.S. regulatory authorities	1,335	1,338
Other pledged assets	395	456
	$16,086	$16,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Short-term investments
Short-term investments, which comprise securities due to mature within one year of the date of purchase that are traded in active markets, are classified within Level 1 as fair values are based on quoted market prices. Securities such as commercial paper and discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value. Short-term investments for which pricing is unobservable are classified within Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three and six months ended June 30, 2013, no material changes were made to actuarial or behavioral assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

June 30, 2013	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,846	$1,442	$—	$3,288
Foreign	182	13,611	48	13,841
Corporate securities	19	16,731	114	16,864
Mortgage-backed securities	—	9,769	9	9,778
States, municipalities, and political subdivisions	—	3,245	—	3,245
	2,047	44,798	171	47,016
Equity securities	379	454	4	837
Short-term investments	1,442	974	9	2,425
Other investments	271	216	2,349	2,836
Securities lending collateral	—	1,662	—	1,662
Investment derivative instruments	25	—	—	25
Other derivative instruments	15	24	—	39
Separate account assets	961	72	—	1,033
Total assets measured at fair value	$5,140	$48,200	$2,533	$55,873
Liabilities:
GLB(1)	$—	$—	$652	$652

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The transfers from Level 1 to Level 2 were $6 million and $19 million during the three and six months ended June 30, 2013, respectively. The transfers from Level 1 to Level 2 were $1 million and $6 million during the three and six months ended June 30, 2012, respectively. There were no transfers from Level 2 to Level 1 during the three and six months ended June 30, 2013 and 2012.

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at June 30, 2013 and December 31, 2012 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At June 30, 2013 and December 31, 2012, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period		2013		2012
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$246	$94	$225	$111
Real estate	3 to 9 Years	347	67	292	62
Distressed	6 to 9 Years	180	130	192	152
Mezzanine	6 to 9 Years	261	285	284	279
Traditional	3 to 8 Years	750	568	711	587
Vintage	1 to 3 Years	12	—	14	—
Investment funds	Not Applicable	414	—	395	—
		$2,210	$1,144	$2,113	$1,191

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

(in millions of U.S. dollars, except for percentages)	Fair Value at June 30, 2013	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$652	$1,119	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 50%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
Three Months Ended	Foreign	Corporate securities	MBS
June 30, 2013
(in millions of U.S. dollars)
Balance–Beginning of Period	$35	$118	$13	$2	$—	$2,328	$753
Transfers into Level 3	29	5	—	7	7	—	—
Transfers out of Level 3	(14)	(27)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(4)	(1)	—	(5)	—	13	—
Net Realized Gains/Losses	—	(1)	—	4	—	(1)	(101)
Purchases	3	23	—	1	2	113	—
Sales	(1)	—	(3)	(5)	—	—	—
Settlements	—	(3)	(1)	—	—	(104)	—
Balance–End of Period	$48	$114	$9	$4	$9	$2,349	$652
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(1)	$(101)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Three Months Ended	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
June 30, 2012
(in millions of U.S. dollars)
Balance–Beginning of Period	$—	$49	$117	$19	$1	$10	$1,954	$(1)	$863
Transfers into Level 3	5	1	28	12	1	—	—	—	—
Transfers out of Level 3	—	—	(2)	(3)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	1	—	—	—	16	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(5)	(1)	491
Purchases	—	6	5	—	—	2	132	3	—
Sales	—	(35)	(7)	—	—	—	—	—	—
Settlements	(1)	(1)	(4)	(1)	(1)	—	(50)	—	—
Balance–End of Period	$4	$20	$137	$27	$1	$12	$2,047	$1	$1,354
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(5)	$—	$491

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.6 billion at June 30, 2012, and $1.05 billion at March 31, 2012, which includes a fair value derivative adjustment of $1.4 billion and $863 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
Six Months Ended	Foreign	Corporate securities	MBS
June 30, 2013
(in millions of U.S. dollars)
Balance–Beginning of Period	$60	$102	$13	$3	$—	$2,252	$1,119
Transfers into Level 3	32	17	—	7	7	—	—
Transfers out of Level 3	(41)	(29)	—	(1)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(4)	—	—	(5)	—	35	—
Net Realized Gains/Losses	1	(1)	—	4	—	(2)	(467)
Purchases	3	33	—	1	2	249	—
Sales	(2)	—	(3)	(5)	—	(9)	—
Settlements	(1)	(8)	(1)	—	—	(176)	—
Balance–End of Period	$48	$114	$9	$4	$9	$2,349	$652
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(2)	$(467)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Six Months Ended	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
June 30, 2012
(in millions of U.S. dollars)
Balance–Beginning of Period	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	1	28	12	1	—	—	—	—
Transfers out of Level 3	—	(1)	(9)	(15)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	3	—	—	1	24	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	35
Purchases	—	40	8	4	—	3	245	3	—
Sales	—	(52)	(15)	—	—	(5)	(1)	—	—
Settlements	(1)	(1)	(11)	(2)	(1)	—	(91)	(1)	—
Balance–End of Period	$4	$20	$137	$27	$1	$12	$2,047	$1	$1,354
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$(1)	$35

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.6 billion at June 30, 2012, and $1.5 billion at December 31, 2011, which includes a fair value derivative adjustment of $1.4 billion and $1.3 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$596	$280	$—	$876	$858
Foreign	—	905	—	905	873
Corporate securities	—	2,091	17	2,108	2,030
Mortgage-backed securities	—	1,667	—	1,667	1,615
States, municipalities, and political subdivisions	—	1,206	—	1,206	1,200
	596	6,149	17	6,762	6,576
Partially-owned insurance companies	—	—	452	452	452
Total assets	$596	$6,149	$469	$7,214	$7,028
Liabilities:
Short-term debt	$—	$1,925	$—	$1,925	$1,901
Long-term debt	—	4,148	—	4,148	3,807
Trust preferred securities	—	425	—	425	309
Total liabilities	$—	$6,498	$—	$6,498	$6,017

December 31, 2012	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$619	$464	$—	$1,083	$1,044
Foreign	—	964	—	964	910
Corporate securities	—	2,257	18	2,275	2,133
Mortgage-backed securities	—	2,116	—	2,116	2,028
States, municipalities, and political subdivisions	—	1,195	—	1,195	1,155
	619	6,996	18	7,633	7,270
Partially-owned insurance companies	—	—	454	454	454
Total assets	$619	$6,996	$472	$8,087	$7,724
Liabilities:
Short-term debt	$—	$1,401	$—	$1,401	$1,401
Long-term debt	—	3,916	—	3,916	3,360
Trust preferred securities	—	446	—	446	309
Total liabilities	$—	$5,763	$—	$5,763	$5,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2013	2012	2013	2012
GMDB
Net premiums earned	$20	$21	$40	$44
Policy benefits and other reserve adjustments	$25	$12	$44	$39
GLB
Net premiums earned	$37	$40	$76	$81
Policy benefits and other reserve adjustments	2	16	11	23
Net realized gains (losses)	101	(494)	470	(34)
Gain (loss) recognized in income	$136	$(470)	$535	$24
Net cash received	$31	$38	$63	$79
Net decrease (increase) in liability	$105	$(508)	$472	$(55)

At June 30, 2013, reported liabilities for GMDB and GLB reinsurance were $92 million and $880 million, respectively, compared with $90 million and $1.4 billion, respectively, at December 31, 2012. The reported liability of $880 million for GLB reinsurance at June 30, 2013 and $1.4 billion at December 31, 2012 includes a fair value derivative adjustment of $652 million and $1.1 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At June 30, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GMDB risk only was $884 million and $1.3 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2013 and December 31, 2012, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.0 percent and 2.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at June 30, 2013 was approximately $563 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At June 30, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GLB risk only was $302 million and $445 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2013 and December 31, 2012, respectively);

•	there are no deaths, lapses, or withdrawals;

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

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At June 30, 2013 and December 31, 2012, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $95 million and $116 million, respectively.

At June 30, 2013 and December 31, 2012, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $341 million and $655 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2013 and December 31, 2012, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at June 30, 2013 was approximately $300 million.

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

6. Debt

In March 2013, ACE INA Holdings, Inc. issued $475 million of 2.70 percent senior notes due March 2023 and $475 million of 4.15 percent senior notes due March 2043.  The 2.70 percent senior notes and 4.15 percent senior notes are redeemable at any time at ACE INA Holdings, Inc.'s option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate plus 0.10 percent and 0.15 percent, respectively). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In June 2013, we reclassified $500 million of 5.875 percent senior notes, due to mature on June 15, 2014, from Long-term debt to Short-term debt in the consolidated balance sheet.

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

ACE maintains positions in convertible bond investments that contain embedded derivatives. In addition, ACE, from time to time, purchases TBAs as part of its investing activities. These securities are included within the fixed maturities available for sale (FM AFS) portfolio. At June 30, 2013, ACE had no positions in TBAs.

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

In relation to certain debt issuances, ACE, from time to time, enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At June 30, 2013, ACE had no in-force interest rate swaps.

ACE, from time to time, buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables. At June 30, 2013, ACE had no in-force credit default swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		June 30		December 31
		2013		2012
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$6	$1,019	$—	$620
Cross-currency swaps	AP	—	50	—	50
Futures contracts on money market instruments	AP	(1)	2,910	1	2,710
Futures contracts on notes and bonds	AP	20	946	10	915
Convertible bonds	FM AFS	276	233	309	279
		$301	$5,158	$320	$4,574
Other derivative instruments
Futures contracts on equities(1)	AP	$24	$1,901	$(6)	$2,308
Options on equity market indices(1)	AP	15	250	30	250
		$39	$2,151	$24	$2,558
GLB(2)	AP/FPB	$(880)	$643	$(1,352)	$1,100

(1)	Related to GMDB and GLB blocks of business.

(2)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

On January 1, 2013, we adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement.  At June 30, 2013 and December 31, 2012, derivative assets of $63 million and $35 million, respectively, included in the table above were subject to a master netting agreement.  The remaining derivatives included in the table above were not subject to a master netting agreement.

At June 30, 2013 and December 31, 2012, our repurchase obligations of $1,401 million were fully collateralized.  At June 30, 2013 and December 31, 2012, our securities lending payable was $1,665 million and $1,795 million, respectively, and our securities lending collateral was $1,662 million and $1,791 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents Net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Investment and embedded derivative instruments
Foreign currency forward contracts	$12	$8	$17	$1
All other futures contracts and options	33	(45)	40	(20)
Convertible bonds	(5)	(12)	1	12
Total investment and embedded derivative instruments	$40	$(49)	$58	$(7)
GLB and other derivative instruments
GLB(1)	$101	$(467)	$429	$(39)
Futures contracts on equities(2)	(66)	65	(303)	(148)
Options on equity market indices(2)	(2)	5	(15)	(13)
Credit default swaps and other	(1)	1	(1)	(4)
Total GLB and other derivative instruments	$32	$(396)	$110	$(204)
	$72	$(445)	$168	$(211)

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.

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

b) Other investments
At June 30, 2013, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,796 million. In connection with these investments, we have commitments that may require funding of up to $1,144 million over the next several years.

c) Taxation
In April 2012, ACE reached final settlement with the Internal Revenue Service (IRS) Appeals Division regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006 and 2007. The settlement of these issues had no net impact on our results of operations. In addition, the IRS completed its field examination of ACE’s federal tax returns for 2008 and 2009 during June 2012. No material adjustments resulted from this examination. During the three and six months ended June 30, 2013, ACE reduced the amount of unrecognized tax benefits by $5 million resulting from the closing of applicable statutes of limitations. As of June 30, 2013, $22 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

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

8. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2011 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2011 annual general meeting from our capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves. At our May 2012 and May 2013 annual general meetings, our shareholders approved a dividend for the following year, respectively, payable in four quarterly installments after the annual general meetings in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law. For the three and six months ended June 30, 2013, dividends per Common Share amounted to CHF 0.48 ($0.51) and CHF 0.94 ($1.00). Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 27.95 at June 30, 2013.

For the three and six months ended June 30, 2012, dividends per Common Share amounted to CHF 0.48 ($0.49) and CHF 1.01 ($1.08), which included a $0.12 per Common Share increase (approved by our shareholders at the January 9, 2012 extraordinary general meeting) to the third and fourth installments of the dividend approved at the May 2011 annual general meeting. For the six months ended June 30, 2012, dividends per Common Share included a par value reduction of CHF 0.48 per Common Share.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2013, 2,746,143 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
In August 2011, the Board of Directors (Board) authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. In November 2012, the Board authorized an extension of our then-remaining repurchase capacity through December 31, 2013. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. For the three and six months ended June 30, 2013, ACE repurchased 654,776 Common Shares for a cost of $58 million and 2,463,076 Common Shares for a cost of $212 million, respectively, in a series of open market transactions. At June 30, 2013, $249 million in share repurchase authorization remained through December 31, 2013 pursuant to the November 2010, August 2011, and November 2012 Board authorizations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

In May 2013, our shareholders approved an increase of 8 million shares authorized to be issued under the 2004 LTIP, bringing the total shares authorized to 38,600,000 common shares. At June 30, 2013, a total of 11,120,629 shares remain available for future issuance under the 2004 LTIP.

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Life business, management also includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of underwriting income. For example, for the three months ended June 30, 2013, Life underwriting income of $96 million includes Net investment income of $63 million and losses from fair value changes in separate account assets of $11 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended June 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,529	$453	$1,630	$292	$487	$—	$4,391
Net premiums earned	1,428	351	1,563	245	480	—	4,067
Losses and loss expenses	950	293	768	93	145	1	2,250
Policy benefits	—	—	—	—	110	—	110
Policy acquisition costs	142	20	360	48	95	—	665
Administrative expenses	159	3	251	12	86	53	564
Underwriting income (loss)	177	35	184	92	44	(54)	478
Net investment income	250	7	136	71	63	7	534
Net realized gains (losses) including OTTI	28	1	8	31	36	—	104
Interest expense	3	—	2	1	4	63	73
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	11	—	11
Other	(10)	8	17	2	3	6	26
Income tax expense (benefit)	91	8	50	7	10	(51)	115
Net income (loss)	$371	$27	$259	$184	$115	$(65)	$891

Statement of Operations by Segment

For the Three Months Ended June 30, 2012	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,368	$492	$1,475	$309	$486	$—	$4,130
Net premiums earned	1,268	384	1,420	237	474	—	3,783
Losses and loss expenses	844	319	703	102	151	—	2,119
Policy benefits	—	—	—	—	102	—	102
Policy acquisition costs	135	22	332	42	88	—	619
Administrative expenses	153	—	233	13	78	37	514
Underwriting income (loss)	136	43	152	80	55	(37)	429
Net investment income	265	6	128	70	62	6	537
Net realized gains (losses) including OTTI	18	—	26	(17)	(421)	—	(394)
Interest expense	3	—	1	1	3	54	62
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	—	14	—	14
Other	2	8	6	3	5	(4)	20
Income tax expense (benefit)	96	11	51	—	19	(29)	148
Net income (loss)	$318	$30	$248	$129	$(345)	$(52)	$328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Statement of Operations by Segment

For the Six Months Ended June 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$2,813	$566	$3,250	$571	$989	$—	$8,189
Net premiums earned	2,766	403	3,022	492	957	—	7,640
Losses and loss expenses	1,828	325	1,515	199	302	7	4,176
Policy benefits	—	—	—	—	241	—	241
Policy acquisition costs	285	24	699	96	175	—	1,279
Administrative expenses	284	8	487	24	171	104	1,078
Underwriting income (loss)	369	46	321	173	68	(111)	866
Net investment income	501	13	268	143	126	14	1,065
Net realized gains (losses) including OTTI	54	1	42	51	163	(1)	310
Interest expense	1	—	3	2	8	119	133
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	—	7	—	7
Other	(25)	16	16	(6)	3	16	20
Income tax expense (benefit)	185	10	96	15	23	(92)	237
Net income (loss)	$763	$34	$516	$356	$316	$(141)	$1,844

Statement of Operations by Segment

For the Six Months Ended June 30, 2012	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$2,542	$611	$3,003	$572	$974	$—	$7,702
Net premiums earned	2,496	443	2,811	467	947	—	7,164
Losses and loss expenses	1,655	357	1,408	204	299	—	3,923
Policy benefits	—	—	—	—	249	—	249
Policy acquisition costs	272	12	667	85	164	1	1,201
Administrative expenses	303	(3)	462	25	156	81	1,024
Underwriting income (loss)	266	77	274	153	79	(82)	767
Net investment income	532	13	259	141	123	13	1,081
Net realized gains (losses) including OTTI	17	—	46	(4)	(190)	(3)	(134)
Interest expense	6	—	2	2	6	108	124
Other (income) expense
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(4)	—	(4)
Other	(7)	16	6	(2)	14	8	35
Income tax expense (benefit)	179	19	89	6	30	(65)	258
Net income (loss)	$637	$55	$482	$284	$(34)	$(123)	$1,301

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

For the Three Months Ended June 30, 2013	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$368	$967	$93	$1,428
Insurance – North American Agriculture	351	—	—	351
Insurance – Overseas General	658	374	531	1,563
Global Reinsurance	132	113	—	245
Life	—	—	480	480
	$1,509	$1,454	$1,104	$4,067
For the Three Months Ended June 30, 2012
(in millions of U.S. dollars)
Insurance – North American P&C	$347	$828	$93	$1,268
Insurance – North American Agriculture	384	—	—	384
Insurance – Overseas General	552	338	530	1,420
Global Reinsurance	114	123	—	237
Life	—	—	474	474
	$1,397	$1,289	$1,097	$3,783

For the Six Months Ended June 30, 2013	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$715	$1,869	$182	$2,766
Insurance – North American Agriculture	403	—	—	403
Insurance – Overseas General	1,243	713	1,066	3,022
Global Reinsurance	267	225	—	492
Life	—	—	957	957
	$2,628	$2,807	$2,205	$7,640
For the Six Months Ended June 30, 2012
(in millions of U.S. dollars)
Insurance – North American P&C	$669	$1,645	$182	$2,496
Insurance – North American Agriculture	443	—	—	443
Insurance – Overseas General	1,090	671	1,050	2,811
Global Reinsurance	224	243	—	467
Life	—	—	947	947
	$2,426	$2,559	$2,179	$7,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income	$891	$328	$1,844	$1,301
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	341,047,290	339,766,067	340,913,450	339,164,449
Denominator for diluted earnings per share:
Share-based compensation plans	3,053,975	2,907,971	3,120,263	3,006,950
Adjusted weighted-average shares outstanding and assumed conversions	344,101,265	342,674,038	344,033,713	342,171,399
Basic earnings per share	$2.61	$0.96	$5.41	$3.83
Diluted earnings per share	$2.59	$0.96	$5.36	$3.80

Potential anti-dilutive share conversions	1,811,030	1,471,035	1,231,105	1,051,182

Excluded from adjusted weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, for ACE Limited (the Parent Guarantor) and ACE INA Holdings Inc. (the Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. Investments in subsidiaries are accounted for by the Parent Guarantor under the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are reflected in the Parent Guarantor’s investment accounts and earnings. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Subsidiary Issuer is presented on a consolidated basis and consists principally of the net assets, results of operations, and cash flows of operating insurance company subsidiaries.

Condensed Consolidating Balance Sheet at June 30, 2013

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$29	$31,387	$28,274	$—	$59,690
Cash(3)	(513)	583	609	—	679
Insurance and reinsurance balances receivable	—	4,371	651	—	5,022
Reinsurance recoverable on losses and loss expenses	—	16,277	(4,835)	—	11,442
Reinsurance recoverable on policy benefits	—	1,181	(941)	—	240
Value of business acquired	—	557	3	—	560
Goodwill and other intangible assets	—	4,843	552	—	5,395
Investments in subsidiaries	27,409	—	—	(27,409)	—
Due from subsidiaries and affiliates, net	591	—	—	(591)	—
Other assets	6	8,507	2,147	—	10,660
Total assets	$27,522	$67,706	$26,460	$(28,000)	$93,688
Liabilities
Unpaid losses and loss expenses	$—	$30,894	$6,449	$—	$37,343
Unearned premiums	—	6,644	1,207	—	7,851
Future policy benefits	—	3,915	587	—	4,502
Due to (from) subsidiaries and affiliates, net	—	859	(268)	(591)	—
Short-term debt	—	1,351	550	—	1,901
Long-term debt	—	3,807	—	—	3,807
Trust preferred securities	—	309	—	—	309
Other liabilities	227	8,557	1,896	—	10,680
Total liabilities	227	56,336	10,421	(591)	66,393
Total shareholders’ equity	27,295	11,370	16,039	(27,409)	27,295
Total liabilities and shareholders’ equity	$27,522	$67,706	$26,460	$(28,000)	$93,688

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations, primarily intercompany reinsurance transactions.

(2)	Includes ACE Limited parent company eliminations.

(3)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2012

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
Assets
Investments	$31	$31,074	$29,159	$—	$60,264
Cash(3)	103	515	(3)	—	615
Insurance and reinsurance balances receivable	—	3,654	493	—	4,147
Reinsurance recoverable on losses and loss expenses	—	17,232	(5,154)	—	12,078
Reinsurance recoverable on policy benefits	—	1,187	(946)	—	241
Value of business acquired	—	610	4	—	614
Goodwill and other intangible assets	—	4,419	556	—	4,975
Investments in subsidiaries	27,251	—	—	(27,251)	—
Due from subsidiaries and affiliates, net	204	—	—	(204)	—
Other assets	13	7,563	2,035	—	9,611
Total assets	$27,602	$66,254	$26,144	$(27,455)	$92,545
Liabilities
Unpaid losses and loss expenses	$—	$31,356	$6,590	$—	$37,946
Unearned premiums	—	5,872	992	—	6,864
Future policy benefits	—	3,876	594	—	4,470
Due to (from) subsidiaries and affiliates, net	—	384	(180)	(204)	—
Short-term debt	—	851	550	—	1,401
Long-term debt	—	3,360	—	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	71	8,272	2,321	—	10,664
Total liabilities	71	54,280	10,867	(204)	65,014
Total shareholders’ equity	27,531	11,974	15,277	(27,251)	27,531
Total liabilities and shareholders’ equity	$27,602	$66,254	$26,144	$(27,455)	$92,545

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations, primarily intercompany reinsurance transactions.

(2)	Includes ACE Limited parent company eliminations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,502	$1,889	$—	$4,391
Net premiums earned	—	2,331	1,736	—	4,067
Net investment income	1	254	279	—	534
Equity in earnings of subsidiaries	842	—	—	(842)	—
Net realized gains (losses) including OTTI	—	28	76	—	104
Losses and loss expenses	—	1,434	816	—	2,250
Policy benefits	—	63	47	—	110
Policy acquisition costs and administrative expenses	12	674	543	—	1,229
Interest (income) expense	(8)	74	7	—	73
Other (income) expense	(57)	65	29	—	37
Income tax expense	5	92	18	—	115
Net income	$891	$211	$631	$(842)	$891
Comprehensive income (loss)	$(499)	$(533)	$1,375	$(842)	$(499)
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,327	$1,803	$—	$4,130
Net premiums earned	—	2,196	1,587	—	3,783
Net investment income	1	257	279	—	537
Equity in earnings of subsidiaries	301	—	—	(301)	—
Net realized gains (losses) including OTTI	2	34	(430)	—	(394)
Losses and loss expenses	—	1,325	794	—	2,119
Policy benefits	—	54	48	—	102
Policy acquisition costs and administrative expenses	14	656	463	—	1,133
Interest (income) expense	(8)	58	12	—	62
Other (income) expense	(33)	9	58	—	34
Income tax expense	3	119	26	—	148
Net income	$328	$266	$35	$(301)	$328
Comprehensive income (loss)	$457	$323	$(22)	$(301)	$457

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$4,584	$3,605	$—	$8,189
Net premiums earned	—	4,337	3,303	—	7,640
Net investment income	1	502	562	—	1,065
Equity in earnings of subsidiaries	1,756	—	—	(1,756)	—
Net realized gains (losses) including OTTI	12	38	260	—	310
Losses and loss expenses	—	2,687	1,489	—	4,176
Policy benefits	—	144	97	—	241
Policy acquisition costs and administrative expenses	27	1,300	1,030	—	2,357
Interest (income) expense	(15)	141	7	—	133
Other (income) expense	(95)	99	23	—	27
Income tax expense	8	148	81	—	237
Net income	$1,844	$358	$1,398	$(1,756)	$1,844
Comprehensive income (loss)	$217	$(534)	$2,290	$(1,756)	$217

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$4,425	$3,277	$—	$7,702
Net premiums earned	—	4,148	3,016	—	7,164
Net investment income	1	522	558	—	1,081
Equity in earnings of subsidiaries	1,229	—	—	(1,229)	—
Net realized gains (losses) including OTTI	22	60	(216)	—	(134)
Losses and loss expenses	—	2,507	1,416	—	3,923
Policy benefits	—	140	109	—	249
Policy acquisition costs and administrative expenses	26	1,296	903	—	2,225
Interest (income) expense	(17)	124	17	—	124
Other (income) expense	(63)	34	60	—	31
Income tax expense	5	204	49	—	258
Net income	$1,301	$425	$804	$(1,229)	$1,301
Comprehensive income	$1,728	$610	$619	$(1,229)	$1,728

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$95	$876	$837	$—	$1,808
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(6,604)	(4,337)	—	(10,941)
Purchases of fixed maturities held to maturity	—	(284)	(15)	—	(299)
Purchases of equity securities	—	(161)	(33)	—	(194)
Sales of fixed maturities available for sale	—	3,571	1,825	—	5,396
Sales of equity securities	—	51	11	—	62
Maturities and redemptions of fixed maturities available for sale	—	1,839	2,273	—	4,112
Maturities and redemptions of fixed maturities held to maturity	—	613	295	—	908
Net derivative instruments settlements	—	10	(327)	—	(317)
Advances to affiliates	(429)	—	—	429	—
Acquisition of subsidiaries (net of cash acquired of $38)	—	(977)	—	—	(977)
Capital contribution	(119)	—	—	119	—
Other	—	(154)	28	—	(126)
Net cash flows used for investing activities	(548)	(2,096)	(280)	548	(2,376)
Cash flows from financing activities
Dividends paid on Common Shares	(169)	—	—	—	(169)
Common Shares repurchased	—	—	(212)	—	(212)
Proceeds from issuance of long-term debt	—	947	—	—	947
Proceeds from share-based compensation plans, including windfall tax benefits	6	(4)	60	—	62
Advances from affiliates	—	352	77	(429)	—
Capital contribution	—	—	119	(119)	—
Other	—	30	—	—	30
Net cash flows from (used for) financing activities	(163)	1,325	44	(548)	658
Effect of foreign currency rate changes on cash and cash equivalents	—	(37)	11	—	(26)
Net increase (decrease) in cash	(616)	68	612	—	64
Cash – beginning of period(3)	103	515	(3)	—	615
Cash – end of period(3)	$(513)	$583	$609	$—	$679

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2013 and December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$49	$540	$794	$—	$1,383
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(5,614)	(6,073)	—	(11,687)
Purchases of fixed maturities held to maturity	—	(134)	(2)	—	(136)
Purchases of equity securities	—	(57)	(36)	—	(93)
Sales of fixed maturities available for sale	—	3,750	4,282	—	8,032
Sales of equity securities	—	28	5	—	33
Maturities and redemptions of fixed maturities available for sale	—	1,158	1,122	—	2,280
Maturities and redemptions of fixed maturities held to maturity	—	527	212	—	739
Net derivative instruments settlements	(1)	(6)	(126)	—	(133)
Advances from affiliates	131	—	—	(131)	—
Acquisition of subsidiaries	—	(30)	—	—	(30)
Capital contribution	—	—	(90)	90	—
Other	—	(140)	(115)	—	(255)
Net cash flows from (used for) investing activities	130	(518)	(821)	(41)	(1,250)
Cash flows from financing activities
Dividends paid on Common Shares	(318)	—	—	—	(318)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	—	151	—	151
Proceeds from share-based compensation plans	3	—	52	—	55
Advances from (to) affiliates	—	23	(154)	131	—
Capital contribution	—	90	—	(90)	—
Net cash flows from (used for) financing activities	(315)	113	38	41	(123)
Effect of foreign currency rate changes on cash and cash equivalents	—	(9)	2	—	(7)
Net increase (decrease) in cash	(136)	126	13	—	3
Cash – beginning of period	106	382	126	—	614
Cash – end of period(3)	$(30)	$508	$139	$—	$617

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2013.

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

Other Information
We routinely post important information for investors on our website (www.acegroup.com) under the Investor Information section. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (SEC) Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of our website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

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

•
losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns; greenhouse gases; sea; land and air temperatures; sea levels; rain and snow), nuclear accidents or terrorism which could be affected by:

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

______________________________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, are a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global P&C insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At June 30, 2013, we had total assets of $94 billion and shareholders’ equity of $27 billion.

We operate through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life.

The Insurance – North American P&C segment includes retail divisions ACE USA (including ACE Canada), ACE Commercial Risk Services and ACE Private Risk Services; our wholesale and specialty divisions ACE Westchester, and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management, loss control and engineering programs, specialty commercial P&C, and A&H coverages to personal lines homeowners, automobile, liability, valuables, and marine coverages. Our wholesale and specialty products include excess and surplus property, D&O, professional liability, inland marine, specialty casualty, environmental, and political risk.

The Insurance – North American Agriculture segment provides coverage for agriculture business, writing a variety of commercial coverages including comprehensive Multiple Peril Crop Insurance (MPCI), crop-hail and farm P&C insurance protection to customers in the U.S. and Canada through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as specialty P&C insurance coverages offered by ACE Agribusiness to companies that manufacture, process and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allow companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure.

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H business of Combined Insurance (Combined); and the wholesale insurance business of ACE Global Markets (AGM). ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O and professional liability, specialty personal lines, and energy products. ACE International expanded its global business through the acquisitions of ABA Seguros on May 2, 2013 and Fianzas Monterrey on April 1, 2013. Refer to Note 2 to the Consolidated Financial Statements for additional information on these acquisitions. The consolidated financial statements include the results of the acquired businesses from the acquisition dates. Our international A&H business primarily focuses on personal accident and supplemental medical. AGM offers specialty products including aviation, marine, financial lines, energy, and political risk.

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operations of AGM. Global Reinsurance provides solutions for customers ranging from small commercial insureds to multinational ceding companies. Global Reinsurance offers products such as property and workers' compensation catastrophe, D&O, professional liability, specialty casualty and specialty property.

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

For more information on our segments refer to “Segment Information” in our 2012 Form 10-K.

______________________________________________________________________________________________________________________
Financial Highlights for the Three Months Ended June 30, 2013

•	Net income was $891 million compared with $328 million in the prior year period.

•	Total company net premiums written increased 6.3 percent, or 7.6 percent on a constant-dollar basis.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $81 million (2.3 percentage points of the combined ratio) and $66 million, respectively, compared with $55 million and $41 million, respectively, in the prior year period.

•	Favorable prior period development pre-tax was $128 million, representing 3.6 percentage points of the combined ratio, compared with $113 million in the prior year period.

•	The P&C combined ratio was 87.9 percent compared with 88.7 percent in the prior year period.

•	The P&C expense ratio was 29.2 percent, unchanged from the prior year period.

•	The current accident year P&C combined ratio excluding catastrophe losses was 89.2 percent compared with 90.4 percent in the prior year period.

•	Operating cash flow was $895 million.

•	Net investment income was $534 million compared to $537 million in the prior year period as lower reinvestment rates were offset by higher private equity and other distributions.

•	Acquisitions closed in the quarter include Fianzas Monterrey on April 1, 2013, for $293 million in cash and ABA Seguros on May 2, 2013, for $690 million in cash.

__________________________________________________________________________________________________________
Consolidated Operating Results – Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$4,391	$4,130	6.3%	$8,189	$7,702	6.3%
Net premiums earned	4,067	3,783	7.5%	7,640	7,164	6.6%
Net investment income	534	537	(0.6)%	1,065	1,081	(1.5)%
Net realized gains (losses)	104	(394)	NM	310	(134)	NM
Total revenues	4,705	3,926	19.8%	9,015	8,111	11.1%
Losses and loss expenses	2,250	2,119	6.2%	4,176	3,923	6.4%
Policy benefits	110	102	7.8%	241	249	(3.2)%
Policy acquisition costs	665	619	7.4%	1,279	1,201	6.5%
Administrative expenses	564	514	9.7%	1,078	1,024	5.3%
Interest expense	73	62	17.7%	133	124	7.3%
Other (income) expense	37	34	8.8%	27	31	(12.9)%
Total expenses	3,699	3,450	7.2%	6,934	6,552	5.8%
Income before income tax	1,006	476	111.3%	2,081	1,559	33.5%
Income tax expense	115	148	(22.3)%	237	258	(8.1)%
Net income	$891	$328	171.2%	$1,844	$1,301	41.7%
NM – not meaningful

The following table presents the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net premiums written:
Growth in original currency	7.6%	7.0%
Foreign exchange effect	(1.3)%	(0.7)%
Growth as reported in U.S. dollars	6.3%	6.3%
Net premiums earned:
Growth in original currency	8.6%	7.3%
Foreign exchange effect	(1.1)%	(0.7)%
Growth as reported in U.S. dollars	7.5%	6.6%

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased for the three and six months ended June 30, 2013 primarily in our Insurance – North American P&C segment retail division reflecting growth across a broad range of our product portfolio including our risk management and personal lines businesses, and specialty casualty, property and professional lines reflecting rate increases, exposure changes, strong renewal retention, and new business. Our wholesale and specialty division contributed to the increase in net premiums written from higher production. Net premiums written increased in our Insurance – Overseas General segment for the three and six months ended June 30, 2013. The growth was driven by the acquisitions of ABA Seguros in May 2013, Fianzas Monterrey in April 2013, and Jaya Proteksi in September 2012. In addition, growth was reported in our retail operations in all of our product lines – P&C, A&H, and personal lines. To a lesser extent, our Life segment added to growth in net premiums written for the three and six months ended June 30, 2013 primarily due to growth in certain A&H program business, which offset the decrease in our Life reinsurance business as no new Life reinsurance business is currently being written. Additionally, life deposits collected for the three and six months ended June 30, 2013 increased over 60 percent primarily due to growth in our Asian markets. However, our Insurance – North American Agriculture segment reported decreases in net premiums written for the three and six months ended June 30, 2013 primarily due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased. The reinsurance related decrease was partially offset by increased production in the MPCI business and in our agriculture's unit property and casualty business. Our Global Reinsurance segment also reported a decrease in net premiums written for the three months ended June 30, 2013 due primarily to increased property catastrophe cessions to a newly formed reinsurance sidecar, Altair Re, that more than offset strong renewal retention and new business written. For the six months ended June 30, 2013, Global Reinsurance net premiums written were relatively flat as the increased cessions were substantially offset by higher premiums written, primarily in our U.S. property and U.S. automobile lines of business.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased for the three and six months ended June 30, 2013 in the Insurance – North American P&C segment primarily due to the increase in net premiums written as described above. Growth in our retail division was partially offset by lower earned premiums from our program business. Net premiums earned increased for the three and six months ended June 30, 2013 in our Insurance – Overseas General segment driven by strong performances in all product lines and the acquisitions described above. Net premiums earned increased for the three and six months ended June 30, 2013 in our Global Reinsurance segment primarily in our U.S. property line of business from higher premiums written in the current and prior years. Net premiums earned increased for the three and six months ended June 30, 2013 in our Life segment primarily due to growth in our Asian markets. However, net premiums earned decreased for the three and six months ended June 30, 2013 in our Insurance – North American Agriculture segment primarily due to higher reinsurance costs for the MPCI business.

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

The following table presents our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Loss and loss expense ratio	58.7%	59.5%	58.0%	58.3%
Policy acquisition cost ratio	15.9%	16.1%	16.5%	16.7%
Administrative expense ratio	13.3%	13.1%	13.6%	13.9%
Combined ratio	87.9%	88.7%	88.1%	88.9%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	58.7%	59.5%	58.0%	58.3%
Catastrophe losses and related reinstatement premiums	(2.3)%	(1.7)%	(1.7)%	(1.2)%
Prior period development	3.6%	3.4%	3.0%	3.3%
Loss and loss expense ratio, adjusted	60.0%	61.2%	59.3%	60.4%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $81 million and $113 million for the three and six months ended June 30, 2013, compared with $55 million and $74 million in the prior year periods, respectively. Catastrophe losses through June 30, 2013 were primarily related to flooding in Canada and Australia and severe weather-related events in the U.S. Catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2013 primarily due to an improved current accident year loss ratio in several lines of business in several regions.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $128 million and $198 million for the three and six months ended June 30, 2013, respectively. This compares with net favorable prior period development of $113 million and $206 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three and six months ended June 30, 2013 was $534 million and $1.1 billion compared with $537 million and $1.1 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased for the three and six months ended June 30, 2013 primarily due to the acquisitions described above, which carry a lower acquisition rate than our other businesses.

Our administrative expense ratio increased slightly for the three months ended June 30, 2013 due primarily to an expense adjustment in the current period. The administrative expense ratio improved slightly for the six months ended June 30, 2013 primarily due to the favorable impact of a legal settlement, offset by expense adjustments in the current year period.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 11.5 percent and 11.4 percent for the three and six months ended June 30, 2013, respectively. Our effective income tax rate was 31.0 percent and 16.6 percent for the three and six months ended June 30, 2012, respectively. The decrease in effective tax rate was primarily due to net realized losses on derivatives generated in lower tax paying jurisdictions in the prior year. In addition, the effective tax rate was lower due to net realized gains on derivatives as well as a higher percentage of earnings being generated in lower tax paying jurisdictions during the current year.

Prior Period Development
The favorable prior period development (PPD) of $128 million and $198 million during the three and six months ended June 30, 2013, respectively, was the net result of several underlying favorable and adverse movements. For the three and six months ended June 30, 2012, we experienced favorable PPD of $113 million and $206 million, respectively. In the sections following the tables below, significant prior period movements within each reporting segment are discussed in more detail. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture.

The following tables summarize (favorable) and adverse PPD by segment:

Three Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2013
Insurance – North American P&C	$(19)	$(28)	$(47)	0.3%
Insurance – North American Agriculture	—	—	—	—
Insurance – Overseas General	1	(53)	(52)	0.7%
Global Reinsurance	(27)	(2)	(29)	1.3%
Total	$(45)	$(83)	$(128)	0.5%
2012
Insurance – North American P&C	$(24)	$(33)	$(57)	0.4%
Insurance – North American Agriculture	—	(2)	(2)	0.5%
Insurance – Overseas General	—	(39)	(39)	0.5%
Global Reinsurance	(15)	—	(15)	0.7%
Total	$(39)	$(74)	$(113)	0.4%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Six Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2013
Insurance – North American P&C	$(48)	$(39)	$(87)	0.5%
Insurance – North American Agriculture	—	(3)	(3)	0.9%
Insurance – Overseas General	1	(75)	(74)	0.9%
Global Reinsurance	(29)	(5)	(34)	1.5%
Total	$(76)	$(122)	$(198)	0.7%
2012
Insurance – North American P&C	$(74)	$(34)	$(108)	0.7%
Insurance – North American Agriculture	—	(11)	(11)	2.4%
Insurance – Overseas General	—	(61)	(61)	0.8%
Global Reinsurance	(16)	(10)	(26)	1.1%
Total	$(90)	$(116)	$(206)	0.8%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
Insurance – North American P&C experienced net favorable PPD of $47 million in the three months ended June 30, 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $19 million on long-tail business, including:

•
Net favorable development of $28 million on our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

•
Favorable development of $40 million impacting the 2012 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Favorable development of $14 million impacting the 2009 accident year primarily related to lower than expected case incurred loss activity in first dollar product lines within our national accounts portfolio;

•
Net favorable development of $14 million impacting the 2008 accident year which consisted of $14 million adverse development in excess automobile and general liability and $28 million favorable development on excess and high deductible workers' compensation lines. The adverse activity in automobile and general liability was a function of higher than expected incurred activity on a small number of large losses. The favorable activity in workers' compensation was due to lower levels of reported losses than anticipated in our prior review and original pricing assumptions; and

•
Adverse development of $40 million primarily impacting the 2006 and prior accident years. The adverse loss activity was predominantly in workers' compensation related product lines across a number of accident years. The development was a function of higher than expected reported loss activity, higher allocated loss adjustment expenses, as well as changes in weighting applied to experience-based methods.

•
Net favorable development of $11 million in our wholesale D&O product line affecting accident years 2004 through 2008. The favorable development was largely due to reductions in estimates of ultimate exposure on a few large claims;

•
Net adverse development of $24 million on our Brandywine run-off portfolios of general liability and workers' compensation product lines impacting the 1995 and prior accident years. Loss activity was higher than expected in these portfolios; and

•	Net favorable development of $4 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Net favorable development of $28 million on short-tail business, including:

•
Net favorable development of $15 million on wholesale property, primarily impacting the 2011 and 2012 accident years. Paid and reported loss activity was lower than expected since our prior review for these accident years; and

•	Net favorable development of $13 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American P&C experienced net favorable PPD of $57 million in the three months ended June 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $24 million on long-tail business, including:

•
Net favorable development of $38 million on our national accounts portfolios which consist of commercial automobile liability, general liability, and workers' compensation lines of business. This favorable development was the net impact of favorable and adverse movements, including:

•
Favorable development of $41 million on the 2011 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Favorable development of $34 million in the 2007 accident year, primarily in workers' compensation. Loss activity through March 31, 2012 was lower than expected and was included in the review completed during the three months ended June 30, 2012, in which we have increased the weighting on experience-based methods. The favorable development was the combined effect of this lower than expected incurred loss activity and our change in method weights; and

•
Adverse development of $37 million affecting the 2006 and prior accident years largely in workers' compensation. The causes for this adverse movement were numerous and included large increases in a small number of claims, higher than expected loss activity in a few accident years, changes in our weighting of experience-based methods, and a refinement of our treatment of ceded reinsurance recoveries on a few select treaties due to information which became known since our prior review.

•	Adverse development of $14 million in other long-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

•	Favorable development of $33 million on short-tail business, including:

•
Favorable development of $23 million in our general aviation product lines (both hull and liability) affecting the 2009 and prior accident years. Actual paid and incurred loss activity continued to be lower than expected based on long term historical averages leading to a reduction in our estimate of ultimate losses; and

•	Favorable development of $10 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Insurance – North American Agriculture
Insurance – North American Agriculture experienced favorable PPD of nil and $2 million in the three months ended June 30, 2013 and 2012, respectively, on short-tail business across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General
Insurance – Overseas General experienced net favorable PPD of $52 million in the three months ended June 30, 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $1 million on long-tail business across a number of accident years, none of which was significant individually or in the aggregate.

•	Favorable development of $53 million on short-tail business, including:

•
Favorable development of $38 million across short-tail business in accident years 2009 through 2012. Favorable emergence on large losses across the wholesale energy book in accident years 2011 and 2012 and favorable general emergence across the remainder of the short-tail lines was reflected in the quarter; and

•
Favorable development of $15 million on accident years 2007 and prior for property claims and marine liability. Loss development from these more mature years is mainly the result of favorable developments on specific litigated claims.

Insurance – Overseas General experienced net favorable PPD of $39 million in the three months ended June 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	There was no overall adverse or favorable development on long-tail business in the three months ended June 30, 2012.

•	Net favorable development of $39 million on short-tail business, including:

•
Favorable development of $20 million on wholesale marine business. Favorable loss emergence across much of the short-tail first party marine business in accident years 2010 and 2011 led to lower experience-based indications. In addition, case reductions on specific claims in older accident years drove reserve releases;

•
Net favorable development of $15 million on short-tail property and technical lines in Continental Europe, excluding catastrophes. Favorable loss emergence in the boiler and machinery (B&M) business, driven by better than expected loss activity on large accounts, primarily in accident years 2010 and 2011 drove most of the reserve release. Adverse movement in fire business in accident year 2011 driven by unfavorable loss emergence across the region mitigated the impact of the favorable B&M reserve release; and

•	Favorable development of $4 million in other short-tail business across a number of lines and accident years, none of which was significant individually or in the aggregate.

Global Reinsurance
Global Reinsurance experienced net favorable PPD of $29 million in the three months ended June 30, 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $27 million on long-tail business, including:

•
Favorable development of $18 million in the casualty line of business principally in treaty years 2007 and prior. Following the reserve studies completed in the three months ended June 30, 2013, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above;

•
Favorable development of $18 million in the professional liability/D&O line of business principally in treaty years 2008 and prior. Following the reserve studies completed in the three months ended June 30, 2013, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above; and

•
Net adverse development of $9 million in the automobile line of business.  There was $16 million of adverse development related to treaty years 2008 through 2011 where the loss experience was unfavorable due to higher than expected reported claims and greater reliance on experience-based methods. There was also favorable development of $7 million in treaty years 2007 and prior, where experience was generally more favorable.

•	Net favorable development of $2 million on short-tail business across a number of treaty years, none of which was significant individually or in the aggregate.

Global Reinsurance experienced net favorable PPD of $15 million in the three months ended June 30, 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $15 million on long-tail business, including:

•
Favorable development of $36 million in the casualty line of business principally in treaty years 2007 and prior. Following the reserve studies completed in the three months ended June 30, 2012, we reflected a greater weighting towards experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above;

•
Net adverse development of $18 million in the professional liability/D&O line of business.  There was $26 million of adverse development related to treaty years 2006 through 2010 where the loss experience was unfavorable due to higher than expected reported claims and greater reliance on experience-based methods. There was also favorable development of $8 million in treaty years 2004 and prior, where experience was generally more favorable; and

•	Adverse development of $3 million in other long-tail business across a number of treaty years, none of which was significant individually or in the aggregate.

•	There was no prior period development on short-tail business in the three months ended June 30, 2012.

__________________________________________________________________________________________________________
Segment Operating Results – Three and Six Months Ended June 30, 2013 and 2012
The discussions that follow include tables that show our segment operating results for the three and six months ended June 30, 2013 and 2012.
We operate through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2012 Form 10-K under Item 1.
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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$1,529	$1,368	11.8%	$2,813	$2,542	10.7%
Net premiums earned	1,428	1,268	12.7%	2,766	2,496	10.8%
Losses and loss expenses	950	844	12.6%	1,828	1,655	10.5%
Policy acquisition costs	142	135	5.2%	285	272	4.8%
Administrative expenses	159	153	3.9%	284	303	(6.3)%
Underwriting income	177	136	30.1%	369	266	38.7%
Net investment income	250	265	(5.7)%	501	532	(5.8)%
Net realized gains (losses)	28	18	55.6%	54	17	217.6%
Interest expense	3	3	—	1	6	(83.3)%
Other (income) expense	(10)	2	NM	(25)	(7)	257.1%
Income tax expense	91	96	(5.2)%	185	179	3.4%
Net income	$371	$318	16.7%	$763	$637	19.8%
Loss and loss expense ratio	66.6%	66.6%		66.1%	66.3%
Policy acquisition cost ratio	9.9%	10.6%		10.3%	10.9%
Administrative expense ratio	11.1%	12.1%		10.3%	12.1%
Combined ratio	87.6%	89.3%		86.7%	89.3%

Net premiums written increased for the three and six months ended June 30, 2013 in our retail division reflecting growth across a broad range of our product portfolio including our risk management business, and specialty casualty, property and professional lines of business reflecting rate increases, exposure changes, strong renewal retention, and new business. In addition, we continued to generate higher personal lines production including growth in the homeowners, automobile, and umbrella business offered through ACE Private Risk Services. Our wholesale and specialty division contributed to the increase in net premiums written for the three and six months ended June 30, 2013 due to higher production from our property and professional lines of business. For the six months ended June 30, 2013, we also produced higher wholesale casualty written premiums.
Net premiums earned increased for the three and six months ended June 30, 2013 primarily due to the increase in net premiums written as described above. Growth in net premiums earned for the retail division was partially offset by lower earned premiums from our program business.
The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Property and all other	$368	$347	6.1%	$715	$669	6.9%
Casualty	967	828	16.8%	1,869	1,645	13.6%
Personal accident (A&H)	93	93	—	182	182	—
Net premiums earned	$1,428	$1,268	12.7%	$2,766	$2,496	10.8%

	2013 % of Total	2012 % of Total		2013 % of Total	2012 % of Total
Property and all other	26%	27%		26%	27%
Casualty	68%	65%		67%	66%
Personal accident (A&H)	6%	7%		7%	7%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	66.6%	66.6%	66.1%	66.3%
Catastrophe losses and related reinstatement premiums	(3.5)%	(3.5)%	(2.2)%	(2.4)%
Prior period development	3.4%	4.5%	3.2%	4.4%
Loss and loss expense ratio, adjusted	66.5%	67.6%	67.1%	68.3%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $50 million and $61 million for the three and six months ended June 30, 2013, compared with $45 million and $59 million for the prior year periods, respectively. Catastrophe losses through June 30, 2013 and 2012 were primarily from flooding in Canada and severe weather-related events in the U.S. Net favorable prior period development was $47 million and $87 million for the three and six months ended June 30, 2013, compared with $57 million and $108 million in the prior year periods, respectively. Refer to the “Prior Period Development” section for additional information. For the three and six months ended June 30, 2013, the adjusted loss and loss expense ratio decreased as a result of a decrease in the loss and loss expense ratio in several of our professional, personal, and property lines where execution of detailed portfolio management plans has resulted in improved current accident year loss ratio performance, and to a lesser extent due to lower large losses.

The policy acquisition cost ratio decreased for the three and six months ended June 30, 2013 due to growth in certain businesses, primarily risk management, which incur lower acquisition expenses.

The administrative expense ratio decreased for the three and six months ended June 30, 2013 primarily due to growth in certain businesses which incur lower administrative expenses, and for the six months, from the favorable impact of a $29 million legal settlement in the current year.
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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$453	$492	(8.0)%	$566	$611	(7.4)%
Net premiums earned	351	384	(8.8)%	403	443	(9.1)%
Losses and loss expenses	293	319	(8.2)%	325	357	(9.0)%
Policy acquisition costs	20	22	(9.1)%	24	12	100.0%
Administrative expenses	3	—	NM	8	(3)	NM
Underwriting income	35	43	(18.6)%	46	77	(40.3)%
Net investment income	7	6	16.7%	13	13	—
Net realized gains (losses)	1	—	NM	1	—	NM
Other (income) expense	8	8	—	16	16	—
Income tax expense	8	11	(27.3)%	10	19	(47.4)%
Net income	$27	$30	(10.0)%	$34	$55	(38.2)%
Loss and loss expense ratio	83.4%	83.0%		80.6%	80.5%
Policy acquisition cost ratio	5.6%	5.9%		5.8%	2.8%
Administrative expense ratio	0.9%	(0.2)%		2.2%	(0.6)%
Combined ratio	89.9%	88.7%		88.6%	82.7%
Net premiums written decreased for the three and six months ended June 30, 2013 primarily due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased.  The reinsurance related decrease in net premiums written was partially offset by increased production in the MPCI business and in our agriculture unit's property and casualty business.
Net premiums earned decreased for the three and six months ended June 30, 2013 primarily due to higher reinsurance costs for the MPCI business.

The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	83.4%	83.0%	80.6%	80.5%
Catastrophe losses and related reinstatement premiums	(0.8)%	(1.1)%	(0.7)%	(1.3)%
Prior period development	—	0.5%	0.8%	2.4%
Loss and loss expense ratio, adjusted	82.6%	82.4%	80.7%	81.6%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $3 million for both the three and six months ended June 30, 2013, compared with $4 million and $6 million for the prior year periods, respectively. Net favorable prior period development was nil and $3 million for the three and six months ended June 30, 2013, compared with $2 million and $11 million in the prior year periods, respectively. The adjusted loss and loss expense ratio was relatively flat for the three months ended June 30, 2013. For the six months ended June 30, 2013, the adjusted loss and loss expense ratio decreased due to a decrease in current accident year loss adjustment expenses reflecting a revision in estimated claim handling costs.

The policy acquisition cost ratio decreased slightly for the three months ended June 30, 2013. The policy acquisition cost ratio increased for the six months ended June 30, 2013 primarily due to a $14 million benefit in the prior year period related to a revision in estimated agent profit share commissions for the MPCI business. A similar benefit did not occur in the current year.

The administrative expense ratio increased for the three and six months ended June 30, 2013 primarily reflecting higher Administrative and Operating expense (A&O) reimbursements on the MPCI business in the prior year period mainly due to additional reimbursements earned for high loss ratio states and underserved states.
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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$1,630	$1,475	10.5%	$3,250	$3,003	8.2%
Net premiums earned	1,563	1,420	10.1%	3,022	2,811	7.5%
Losses and loss expenses	768	703	9.2%	1,515	1,408	7.6%
Policy acquisition costs	360	332	8.4%	699	667	4.8%
Administrative expenses	251	233	7.7%	487	462	5.4%
Underwriting income	184	152	21.1%	321	274	17.2%
Net investment income	136	128	6.3%	268	259	3.5%
Net realized gains (losses)	8	26	(69.2)%	42	46	(8.7)%
Interest expense	2	1	100.0%	3	2	50.0%
Other (income) expense	17	6	183.3%	16	6	166.7%
Income tax expense	50	51	(2.0)%	96	89	7.9%
Net income	$259	$248	4.4%	$516	$482	7.1%
Loss and loss expense ratio	49.1%	49.6%		50.1%	50.1%
Policy acquisition cost ratio	23.0%	23.4%		23.1%	23.7%
Administrative expense ratio	16.1%	16.3%		16.2%	16.5%
Combined ratio	88.2%	89.3%		89.4%	90.3%

Insurance – Overseas General conducts business internationally and in most major foreign currencies.
The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	P&C	A&H	Total	P&C	A&H	Total
Net premiums written:
Growth in original currency	17.2%	7.8%	13.7%	12.8%	4.9%	9.9%
Foreign exchange effect	(3.8)%	(2.3)%	(3.2)%	(2.3)%	(0.8)%	(1.7)%
Growth as reported in U.S. dollars	13.4%	5.5%	10.5%	10.5%	4.1%	8.2%
Net premiums earned:
Growth in original currency	19.5%	2.0%	13.0%	13.7%	2.1%	9.3%
Foreign exchange effect	(3.6)%	(1.6)%	(2.9)%	(2.6)%	(0.5)%	(1.8)%
Growth as reported in U.S. dollars	15.9%	0.4%	10.1%	11.1%	1.6%	7.5%

Net premiums written increased for the three and six months ended June 30, 2013. The growth was driven by the acquisitions of ABA Seguros in May 2013, Fianzas Monterrey in April 2013, and Jaya Proteksi in September 2012. In addition, growth was reported in our retail operations in all of our product lines – P&C, A&H, and personal lines. P&C growth was reported across all regions of our retail operations, led by the U.K. which was driven by moderate price increases, strong renewal retention, and improved new business writings. A&H growth was primarily driven by strong results in Latin America, Asia, and Europe. Personal lines growth reflected new business opportunities in Europe and Asia. A slight decline in wholesale operations, as well as the unfavorable impact of foreign exchange, partially offset this growth.
Net premiums earned increased for the three and six months ended June 30, 2013 driven by strong performance in all product lines and from the acquisitions described above. Regionally, the increase was in our European, Latin American, and Asian operations.
The following tables present a line of business breakdown of Insurance – Overseas General net premiums earned for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Property and all other	$658	$552	19.2%	$1,243	$1,090	14.0%
Casualty	374	338	10.7%	713	671	6.3%
Personal accident (A&H)	531	530	0.2%	1,066	1,050	1.5%
Net premiums earned	$1,563	$1,420	10.1%	$3,022	$2,811	7.5%

	2013 % of Total	2012 % of Total		2013 % of Total	2012 % of Total
Property and all other	42%	39%		41%	39%
Casualty	24%	24%		24%	24%
Personal accident (A&H)	34%	37%		35%	37%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	49.1%	49.6%	50.1%	50.1%
Catastrophe losses and related reinstatement premiums	(1.1)%	(0.4)%	(1.3)%	(0.2)%
Prior period development	3.3%	2.7%	2.5%	2.1%
Loss and loss expense ratio, adjusted	51.3%	51.9%	51.3%	52.0%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $17 million and $38 million for the three and six months ended June 30, 2013, compared with $5 million and $7 million in the prior year periods, respectively. Catastrophe losses through June 30, 2013 were primarily related to flooding in Australia and Canada. Catastrophe losses through June 30, 2012 were primarily a result of flooding in the U.K. Net favorable prior period development was $52 million and $74 million for the three and six months ended June 30, 2013, compared with $39 million and $61 million in the prior year periods, respectively. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2013 due primarily to the reduction in the current accident year loss ratio across several lines of business in several regions and a favorable change in the mix of business. In addition, the decrease for the six months reflects large property losses in the prior year period that did not occur in the current year.

The policy acquisition cost ratio decreased for the three and six months ended June 30, 2013 primarily due to the acquisitions described above, which carry a lower acquisition rate than our other businesses.
The administrative expense ratio decreased for the three and six months ended June 30, 2013 due to the acquisitions described above, which generate lower expenses than our other businesses, and A&H regulatory fees paid in Europe in the prior year period.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$292	$309	(5.3)%	$571	$572	(0.1)%
Net premiums earned	245	237	3.6%	492	467	5.4%
Losses and loss expenses	93	102	(8.8)%	199	204	(2.5)%
Policy acquisition costs	48	42	14.3%	96	85	12.9%
Administrative expenses	12	13	(7.7)%	24	25	(4.0)%
Underwriting income	92	80	15.0%	173	153	13.1%
Net investment income	71	70	1.4%	143	141	1.4%
Net realized gains (losses)	31	(17)	NM	51	(4)	NM
Interest expense	1	1	—	2	2	—
Other (income) expense	2	3	(33.3)%	(6)	(2)	200.0%
Income tax expense	7	—	NM	15	6	150.0%
Net income	$184	$129	42.6%	$356	$284	25.4%
Loss and loss expense ratio	37.7%	42.5%		40.3%	43.5%
Policy acquisition cost ratio	19.9%	17.8%		19.6%	18.3%
Administrative expense ratio	4.6%	5.8%		4.9%	5.3%
Combined ratio	62.2%	66.1%		64.8%	67.1%

Net premiums written decreased for the three months ended June 30, 2013 due to increased property catastrophe cessions to a newly formed reinsurance sidecar, Altair Re, that more than offset strong renewal retention and new business written, primarily in our U.S. property and U.S. automobile lines of business. For the six months ended June 30, 2013, net premiums written were relatively flat as the increased cessions substantially offset the higher premiums written, primarily in our U.S. property and U.S. automobile lines of business.

Net premiums earned increased for the three and six months ended June 30, 2013 primarily in our U.S. property line of business from higher premiums written in the current and prior years.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD -13 vs. YTD -12
Property and all other	$59	$42	40.5%	$119	$84	42.0%
Casualty	113	123	(8.1)%	225	243	(7.0)%
Property catastrophe	73	72	1.4%	148	140	6.0%
Net premiums earned	$245	$237	3.6%	$492	$467	5.4%

	2013 % of Total	2012 % of Total		2013 % of Total	2012 % of Total
Property and all other	24%	18%		24%	18%
Casualty	46%	52%		46%	52%
Property catastrophe	30%	30%		30%	30%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums, and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	37.7%	42.5%	40.3%	43.5%
Catastrophe losses and related reinstatement premiums	(4.6)%	(0.7)%	(2.2)%	(0.5)%
Prior period development	12.2%	6.5%	7.0%	5.5%
Loss and loss expense ratio, adjusted	45.3%	48.3%	45.1%	48.5%
Net pre-tax catastrophe losses were $11 million for both the three and six months ended June 30, 2013, compared with $1 million and $2 million in the prior year periods, respectively. Catastrophe losses through June 30, 2013 were primarily related to flooding in Canada and Europe. Net favorable prior period development was $29 million and $34 million for the three and six months ended June 30, 2013, compared with $15 million and $26 million in the prior year periods, respectively. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2013 primarily due to a change in the mix of business towards lower loss ratio products.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2013 primarily due to a change in the mix of business towards products that have a higher acquisition cost ratio.

The administrative expense ratio decreased for the three and six months ended June 30, 2013 as a result of the increase in net premiums earned.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$487	$486	0.2%	$989	$974	1.6%
Net premiums earned	480	474	0.9%	957	947	1.0%
Losses and loss expenses	145	151	(4.0)%	302	299	1.0%
Policy benefits	110	102	7.8%	241	249	(3.2)%
(Gains) losses from fair value changes in separate account assets(1)	11	14	(21.4)%	7	(4)	NM
Policy acquisition costs	95	88	8.0%	175	164	6.7%
Administrative expenses	86	78	10.3%	171	156	9.6%
Net investment income	63	62	1.6%	126	123	2.4%
Life underwriting income	96	103	(6.8)%	187	206	(9.2)%
Net realized gains (losses)	36	(421)	NM	163	(190)	NM
Interest expense	4	3	33.3%	8	6	33.3%
Other (income) expense(1)	3	5	(40.0)%	3	14	(78.6)%
Income tax expense	10	19	(47.4)%	23	30	(23.3)%
Net income (loss)	$115	$(345)	NM	$316	$(34)	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
A&H	$252	$244	3.3%	$513	$487	5.3%
Life insurance	163	166	(1.8)%	330	326	1.2%
Life reinsurance	72	76	(5.3)%	146	161	(9.3)%
Net premiums written (excludes deposits below)	$487	$486	0.2%	$989	$974	1.6%

Deposits collected on universal life and investment contracts	$222	$133	66.9%	$424	$261	62.5%

A&H net premiums written increased for the three and six months ended June 30, 2013 due to growth in certain program business and higher production. Life insurance net premiums written were relatively flat for the three and six months ended June 30, 2013. Life reinsurance net premiums written decreased for the three and six months ended June 30, 2013 because no new life reinsurance business is currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. The increase in life deposits collected for the three and six months ended June 30, 2013 is primarily due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three and six months ended June 30, 2013, realized gains of $101 million and $470 million, respectively, were associated with net decreases in the value of GLB liabilities; these decreases were primarily due to rising equity levels, higher interest rates, and a weakening yen, partially offset by an increased value of GLB liabilities due to the unfavorable impact of discounting future claims for one and two fewer quarters, respectively. In addition, we experienced realized losses of $68 million and $318 million for the three and six months ended June 30, 2013, respectively, due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

______________________________________________________________________________________________________________________
Other (Income) and Expense Items

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U. S. dollars)	2013	2012	2013	2012
Amortization of intangible assets	$23	$12	$38	$24
Equity in net (income) loss of partially-owned entities	(14)	5	(49)	(14)
(Gains) losses from fair value changes in separate account assets	11	14	7	(4)
Federal excise and capital taxes	6	5	11	9
Acquisition-related costs	2	1	2	3
Other	9	(3)	18	13
Other (income) expense	$37	$34	$27	$31

Other (income) expense includes Amortization of intangible assets, which is higher in 2013 due primarily to the acquisitions of Fianzas Monterrey (completed April 1, 2013) and ABA Seguros (completed May 2, 2013). Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

The following table presents, as of June 30, 2013, the estimated amortization expense related to intangible assets for the third and fourth quarters of 2013 and the next five years:

For the Year Ending December 31	Amortization of intangible assets
(in millions of U.S. dollars)
Third and fourth quarters of 2013	$53
2014	87
2015	73
2016	55
2017	49
2018	46
Total	$363

______________________________________________________________________________________________________________________
Net Investment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Fixed maturities	$518	$527	$1,034	$1,071
Short-term investments	7	9	13	18
Equity securities	12	9	20	17
Other investments	26	20	57	28
Gross investment income	563	565	1,124	1,134
Investment expenses	(29)	(28)	(59)	(53)
Net investment income	$534	$537	$1,065	$1,081

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased one percent and two percent for the three and six months ended June 30, 2013, respectively, compared with the prior year periods. The decline in net investment income was primarily due to lower reinvestment rates offset by a higher overall average invested asset base and higher private equity and other distributions.

The investment portfolio’s average market yield on fixed maturities was 2.9 percent and 2.8 percent at June 30, 2013 and 2012, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.2 percent and 1.1 percent yields on short-term investments for the three and six months ended June 30, 2013, respectively, reflect the global nature of our insurance operations. For example, yields on short-term investments in Malaysia, Mexico and Indonesia range from 3.0 percent to 6.5 percent.

The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. The preferred equity securities and strategic emerging debt portfolio represent approximately 58 percent of our equity securities portfolio.

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

The following tables present our pre-tax net realized and unrealized gains (losses) as well as a breakdown of our OTTI and other net realized gains (losses) on investments for the periods indicated:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$31	$(1,466)	$(1,435)	$68	$251	$319
Fixed income derivatives	40	—	40	(49)	—	(49)
Total fixed maturities	71	(1,466)	(1,395)	19	251	270
Public equity	7	(57)	(50)	(5)	(9)	(14)
Private equity	(1)	15	14	(5)	16	11
Other	—	—	—	2	(3)	(1)
Subtotal	77	(1,508)	(1,431)	11	255	266
Derivatives
Fair value adjustment on insurance derivatives	101	—	101	(467)	—	(467)
S&P put option and futures	(68)	—	(68)	70	—	70
Fair value adjustment on other derivatives	(1)	—	(1)	1	—	1
Subtotal derivatives	32	—	32	(396)	—	(396)
Foreign exchange losses	(5)	—	(5)	(9)	—	(9)
Total gains (losses)	$104	$(1,508)	$(1,404)	$(394)	$255	$(139)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$67	$(1,657)	$(1,590)	$102	$494	$596
Fixed income derivatives	58	—	58	(7)	—	(7)
Total fixed maturities	125	(1,657)	(1,532)	95	494	589
Public equity	6	(43)	(37)	(4)	29	25
Private equity	(2)	40	38	(7)	23	16
Other	—	1	1	—	1	1
Subtotal	129	(1,659)	(1,530)	84	547	631
Derivatives
Fair value adjustment on insurance derivatives	429	—	429	(39)	—	(39)
S&P put option and futures	(318)	—	(318)	(161)	—	(161)
Fair value adjustment on other derivatives	(1)	—	(1)	(4)	—	(4)
Subtotal derivatives	110	—	110	(204)	—	(204)
Foreign exchange gains (losses)	71	—	71	(14)	—	(14)
Total gains (losses)	$310	$(1,659)	$(1,349)	$(134)	$547	$413

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities	$(6)	$37	$31	$(1)	$69	$68
Public equity	—	7	7	(4)	(1)	(5)
Private equity	(1)	—	(1)	(5)	—	(5)
Other	—	—	—	—	2	2
Total	$(7)	$44	$37	$(10)	$70	$60

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(in millions of U.S. dollars)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)	OTTI	Other Net Realized Gains (Losses)	Net Realized Gains (Losses)
Fixed maturities	$(7)	$74	$67	$(8)	$110	$102
Public equity	(1)	7	6	(5)	1	(4)
Private equity	(2)	—	(2)	(7)	—	(7)
Total	$(10)	$81	$71	$(20)	$111	$91

Our Net realized gains (losses) for the three and six months ended June 30, 2013, included write-downs of $7 million and $10 million, respectively, as a result of an other-than-temporary decline in fair value of certain securities. This compares with write-downs of $10 million and $20 million for the three and six months ended June 30, 2012, respectively.

At June 30, 2013, our investment portfolios held by U.S. legal entities included approximately $213 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $75 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $3 million at June 30, 2013. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

______________________________________________________________________________________________________________________
Investments
Our investment portfolio is invested primarily in publicly traded, investment grade fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.1 years and 3.9 years at June 30, 2013 and December 31, 2012, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.3 billion at June 30, 2013.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2013		December 31, 2012
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$47,016	$45,988	$47,306	$44,666
Fixed maturities held to maturity	6,762	6,576	7,633	7,270
Short-term investments	2,425	2,425	2,228	2,228
	56,203	54,989	57,167	54,164
Equity securities	837	843	744	707
Other investments	2,836	2,543	2,716	2,465
Total investments	$59,876	$58,375	$60,627	$57,336

The fair value of our total investments decreased $751 million during the six months ended June 30, 2013, primarily due to the negative impact of rising interest rates on the valuation of our portfolio and unfavorable foreign exchange, partially offset by the investing of operating cash flows.
The following tables show the market value of our fixed maturities and short-term investments at June 30, 2013 and December 31, 2012. The first table lists investments according to type and the second according to S&P credit rating:

	June 30, 2013		December 31, 2012
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,578	5%	$2,794	5%
Agency	1,586	3%	2,024	4%
Corporate and asset-backed securities	18,972	34%	18,983	33%
Mortgage-backed securities	11,445	20%	12,589	22%
Municipal	4,451	8%	3,872	7%
Non-U.S.	14,746	26%	14,677	25%
Short-term investments	2,425	4%	2,228	4%
Total	$56,203	100%	$57,167	100%
AAA	$9,408	17%	$9,285	16%
AA	20,557	36%	22,014	39%
A	11,105	20%	10,760	19%
BBB	6,765	12%	6,591	12%
BB	3,940	7%	4,146	7%
B	4,056	7%	3,846	6%
Other	372	1%	525	1%
Total	$56,203	100%	$57,167	100%

As part of our overall investment strategy, we may invest in states, municipalities, and other political subdivisions fixed maturity securities (Municipal). We apply the same investment selection process described previously to our Municipal investments. The portfolio is highly diversified primarily in state general obligation bonds and essential service revenue bonds including education and utilities (water, power, and sewers). As of June 30, 2013, the state of California, including political subdivisions and other municipal issuers within the state, represented approximately 14 percent of our Municipal investments. A majority of the state of California exposure represents special revenue bonds. Over 77 percent of our Municipal investments carry an S&P rating of AA- or better and none carry fair values that reflect a significantly different risk compared to those ratings. These Municipal investments are split 46 percent and 54 percent between general obligation and special revenue bonds, respectively.

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. We have 73 percent of our non-U.S. fixed income portfolio denominated in G7 currencies. The average credit quality of our non-U.S. fixed income securities is A and 54 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,067	$1,067
Canada	843	835
Republic of Korea	588	558
United Mexican States	463	462
France	391	388
Germany	385	383
Japan	309	309
Kingdom of Thailand	232	233
Federative Republic of Brazil	220	222
Province of Ontario	215	210
Province of Quebec	179	176
Commonwealth of Australia	178	172
State of Queensland	139	133
Federation of Malaysia	125	125
Swiss Confederation	118	115
People's Republic of China	114	112
Taiwan	85	84
Socialist Republic of Vietnam	83	78
State of New South Wales	72	68
Russian Federation	59	60
State of Victoria	50	48
Republic of Indonesia	48	50
Republic of Colombia	47	48
Arab Republic of Egypt	41	39
Dominion of New Zealand	39	39
Other Non-U.S. Government(1)	759	751
Non-U.S. Government Securities	6,849	6,765
Eurozone Non-U.S. Corporate (excluding United Kingdom)(2)	2,270	2,198
Other Non-U.S. Corporate	5,627	5,461
Total	$14,746	$14,424

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain. Our gross and net Eurozone Non-U.S. Government securities exposure is the same.

(2)	Refer to the following table for further detail on Eurozone Non-U.S. Corporate securities. Our gross and net Eurozone Non-U.S. Corporate securities exposure is the same.

The table below summarizes the market value and amortized cost of our Eurozone fixed income portfolio (excluding United Kingdom) by industry at June 30, 2013:

	Market Value by Industry					Amortized Cost
(in millions of U.S. dollars)	Bank	Financial	Industrial	Utility	Total
Netherlands	$195	$123	$332	$160	$810	$780
France	116	35	183	154	488	476
Luxembourg	9	5	255	78	347	339
Germany	204	—	62	5	271	263
Euro Supranational	131	—	—	—	131	127
Ireland	12	1	100	12	125	120
Belgium	10	—	36	—	46	45
Finland	10	—	10	3	23	22
Austria	19	—	3	—	22	20
Spain	6	—	—	—	6	6
Portugal	—	—	1	—	1	—
Eurozone Non-U.S. Corporate Securities	$712	$164	$982	$412	$2,270	$2,198
The table below summarizes the market value and amortized cost of the top 10 Eurozone bank exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at June 30, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
KFW	$135	$131
Rabobank Nederland NV	109	104
European Investment Bank	103	100
Bank Nederlandse Gemeenten	40	39
Credit Agricole Groupe	34	34
BNP Paribas SA	32	31
Erste Abwicklungsanstalt	24	23
Groupe BPCE	24	23
Societe Generale SA	18	17
EUROFIMA	16	15

The table below summarizes the market value and amortized cost of the top 10 Eurozone corporate exposures within our Eurozone fixed income portfolio (excluding United Kingdom) at June 30, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
Intelsat SA	$90	$88
Electricite de France SA	89	87
Royal Dutch Shell PLC	71	69
ING Groep NV	71	68
Deutsche Telekom AG	64	59
LyondellBasell Industries NV	56	51
France Telecom SA	40	39
NIBC Holding NV	33	32
Porsche Automobil Holding SE	32	32
General Electric Co	31	29

The table below summarizes our largest exposures to corporate bonds by market value at June 30, 2013:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$479
Goldman Sachs Group Inc	430
General Electric Co	388
Citigroup Inc	303
Bank of America Corp	274
Morgan Stanley	269
Verizon Communications Inc	246
Wells Fargo & Co	236
AT&T INC	212
HSBC Holdings Plc	207
Comcast Corp	185
Mondelez International Inc	154
Anheuser-Busch InBev NV	144
BP Plc	132
Pfizer Inc	123
Time Warner Cable Inc	120
Duke Energy Corp	116
Barclays Plc	114
American Express Co	111
Enterprise Products Partners LP	110
Rabobank Nederland NV	109
Philip Morris International Inc	108
Royal Bank of Scotland Group Plc	106
UBS AG	103
Twenty-First Century Fox Inc	98

______________________________________________________________________________________________________________________
Mortgage-backed securities
Additional details on the mortgage-backed component of our investment portfolio at June 30, 2013, are provided below:

	S&P Credit Rating
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total
Market value:
Agency residential mortgage-backed (RMBS)	$—	$9,671	$—	$—	$—	$9,671
Non-agency RMBS	68	11	30	23	198	330
Commercial mortgage-backed	1,414	13	10	7	—	1,444
Total mortgage-backed securities, at market value	$1,482	$9,695	$40	$30	$198	$11,445
Amortized cost:
Agency RMBS	$—	$9,570	$—	$—	$—	$9,570
Non-agency RMBS	67	10	29	23	210	339
Commercial mortgage-backed	1,399	11	9	6	—	1,425
Total mortgage-backed securities, at amortized cost	$1,466	$9,591	$38	$29	$210	$11,334

Our mortgage-backed securities are rated predominantly AA and comprise 20 percent of our fixed income portfolio. This compares with a 31 percent mortgage-backed weighting in representative indices of the U.S. fixed income market at June 30, 2013. The minimum rating for our initial purchases of mortgage-backed securities is AA for agency mortgages and AAA for non-agency mortgages.

Agency RMBS represent securities which have been issued by Federal agencies (Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation) with implied or explicit government guarantees. These represent 97 percent of our total RMBS portfolio.

Our commercial mortgage-backed securities (CMBS) are rated predominantly AAA and broadly diversified with over 13,000 loans with 29 percent of the portfolio issued before 2006 and 52 percent issued after 2009. The average loan-to-value ratio is approximately 64 percent with a debt service coverage ratio in excess of 1.9 and weighted-average subordinated collateral of 31 percent. The cumulative foreclosure rate would have to rise to 44 percent before principal is impaired. The foreclosure rate of our CMBS portfolio at June 30, 2013 was 1.9 percent.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At June 30, 2013, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 1,075 issuers, with the greatest single exposure being $97 million.

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

____________________________________________________________________________________________________________
Critical Accounting Estimates
As of June 30, 2013, there were no material changes to our critical accounting estimates. For full discussion of our critical accounting estimates, refer to Item 7 in our 2012 Form 10-K.

Reinsurance recoverable on ceded reinsurance
The following table presents a composition of our reinsurance recoverable for the periods indicated:

	June 30	December 31
(in millions of U.S. dollars)	2013	2012
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,738	$11,399
Reinsurance recoverable on paid losses and loss expenses (1)	704	679
Net reinsurance recoverable on losses and loss expenses	$11,442	$12,078
Reinsurance recoverable on policy benefits	$240	$241

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers.  The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.4 billion and $2.5 billion of collateral at June 30, 2013 and December 31, 2012, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to crop activity, the impact of foreign exchange, and favorable PPD.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At June 30, 2013, our gross unpaid loss and loss expense reserves were $37.3 billion and our net unpaid loss and loss expense reserves were $26.6 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2012	$37,946	$11,399	$26,547
Losses and loss expenses incurred	5,490	1,314	4,176
Losses and loss expenses paid	(5,784)	(1,873)	(3,911)
Other (including foreign exchange translation)	(309)	(102)	(207)
Balance at June 30, 2013	$37,343	$10,738	$26,605

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	June 30, 2013			December 31, 2012
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,102	$4,791	$11,311	$16,804	$5,406	$11,398
IBNR reserves	21,241	5,947	15,294	21,142	5,993	15,149
Total	$37,343	$10,738	$26,605	$37,946	$11,399	$26,547

Asbestos and Environmental (A&E) and Other Run-off Liabilities
There was no unexpected A&E reserve activity during the six months ended June 30, 2013. Refer to our 2012 Form 10-K for additional information.

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

At June 30, 2013, Level 3 assets represented five percent of assets that are measured at fair value and three percent of total assets. Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and one percent of our total liabilities. During the three and six months ended June 30, 2013, we transferred assets of $48 million and $63 million, respectively, into our Level 3 assets from other levels of the valuation hierarchy. During the three and six months ended June 30, 2013, we transferred assets of $41 million and $71 million, respectively, out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three and six months ended June 30, 2013 and 2012.

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

The fair value of GLB reinsurance is estimated using an internal valuation model, which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant that would assume these liabilities. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 4 to the consolidated financial statements.

During the six months ended June 30, 2013, no material changes were made to actuarial or behavioral assumptions.

During the three and six months ended June 30, 2013, realized gains of $101 million and $470 million, respectively, were associated with a decreased value of GLB liabilities primarily due to rising equity levels and the favorable impact of foreign exchange and interest rate movements partially offset by the impact of discounting future claims for one and two fewer quarters, respectively. This excludes realized losses of $68 million and $318 million during the three and six months ended June 30, 2013, respectively, on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the three and six months ended June 30, 2013 and 2012.

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

•
Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 25 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 65 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 50 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $382 million as of June 30, 2013. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

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

•
Reinsurance programs covering GMIB with an annual claim limit. This category accounts for approximately 55 percent of the total reinsured GLB guaranteed value. The annual claim limit is 10 percent of guaranteed value on over 95 percent of the guaranteed value in this category. Additionally, reinsurance programs in this category have an annual annuitization limit that ranges between 17.5 percent and 30 percent with approximately 40 percent of guaranteed value subject to an annuitization limit of 20 percent or under, and the remaining 60 percent subject to an annuitization limit of 30 percent. Approximately 40 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 40 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

•
Reinsurance programs covering GMIB with aggregate claim limit. This category accounts for approximately 30 percent of the total reinsured GLB guaranteed value. The aggregate claim limit for reinsurance programs in this category is approximately $1.9 billion. Additionally, reinsurance programs in this category have an annual annuitization limit of 20 percent and approximately 60 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 40 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value asset of $39 million and $24 million at June 30, 2013 and December 31, 2012, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
June 30, 2013 and prior	18%
Remainder of 2013	12%
2014	18%
2015	6%
2016	6%
2017	19%
2018	15%
2019	5%
2020 and after	1%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Death Benefits (GMDB)
Premium	$20	$21	$40	$43
Less paid claims	22	26	42	52
Net	$(2)	$(5)	$(2)	$(9)
Living Benefits (Includes GMIB and GMAB)
Premium	$37	$40	$76	$80
Less paid claims	6	1	13	2
Net	$31	$39	$63	$78
Total VA Guaranteed Benefits
Premium	$57	$61	$116	$123
Less paid claims	28	27	55	54
Net	$29	$34	$61	$69

Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $57 million of claims and $71 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Approximately 80 percent of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible between years 2013 and 2018. At current market levels, we expect approximately $11 million of claims and $141 million of premium on living benefits over the next 12 months.

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

____________________________________________________________________________________________________________
Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at April 1, 2013.

The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at June 30, 2013 and 2012. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at June 30, 2013 and 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1,714 million (or 6.3 percent of our total shareholders’ equity at June 30, 2013). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately one percent.

	U.S. Hurricanes				California Earthquakes
	June 30			June 30	June 30			June 30
	2013			2012	2013			2012
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,714	6.3%	1.0%	$1,648	$802	2.9%	2.0%	$778
1-in-250	$2,263	8.3%	0.9%	$2,201	$1,005	3.7%	1.6%	$995

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

There were no significant changes to ACE's coverage under its North American Core Property Catastrophe Program during the second quarter.  However, with respect to our International Property Catastrophe Program, we renewed the layers of reinsurance protection in excess of $150 million on our Core Program for the period from July 1, 2013 through June 30, 2014. We expanded our all perils coverage from $250 million to $350 million (by expanding perils covered in what was historically the $300 million to $450 million layer) and eliminated the $500 million to $550 million layer of coverage. There is an additional $75 million global top layer that continues to sit above the International Property Catastrophe Program and the North American Core Program that expires at January 1st and now attaches at $500 million on our International Program. There were no other significant changes in coverage from the expiring program. Refer to our 2012 Form 10-K for additional information.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2013, the RMA released the 2014 SRA which establishes the terms and conditions for the 2014 reinsurance year (i.e., July 1, 2013 through June 30, 2014) that replaced the 2013 SRA.  There were no significant changes in the terms and conditions.

On the MPCI business, we recognize net premiums written as soon as estimable, which is generally when we receive acreage reports from the policyholders on the various crops throughout the U.S. This allows us to best determine the premium associated with the liability that is being planted. The MPCI program has specific timeframes as to when producers must report acreage to us and in certain cases, the reporting occurs after the close of the respective reinsurance year. Once the net premium written has been recorded, the premium is then earned over the growing season for the crops. A majority of the crops that are covered in the program are typically subject to the SRA in effect at the beginning of the year. Given the major crops covered in the program, we typically see a substantial written and earned premium impact in the second and third quarters.

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

______________________________________________________________________________________________________________________
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At June 30, 2013, our available credit lines totaled $1.9 billion and usage to support issued letters of credit was $1.3 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2014 and 2017 and require that we maintain certain financial covenants, all of which we met at June 30, 2013. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2012 Form 10-K.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2013, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the six months ended June 30, 2013 and 2012.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from AGM or ACE INA during the six months ended June 30, 2013 and 2012. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows
Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2013 and 2012.

Our consolidated net cash flows from operating activities were $1.8 billion in the six months ended June 30, 2013, compared with $1.4 billion in the prior year period. The increase in operating cash flows was primarily due to higher net premiums collected of $187 million and lower income taxes paid of $171 million.

Our consolidated net cash flows used for investing activities were $2.4 billion in the six months ended June 30, 2013, compared with $1.3 billion in the prior year period. The increase in cash flows used for investing activities was primarily due to the acquisitions of ABA Seguros and Fianzas Monterrey in the second quarter 2013.

Our consolidated net cash flows from financing activities were $658 million in the six months ended June 30, 2013, compared with net cash flows used for financing activities of $123 million in the prior year period. Financing cash flows for the six months ended June 30, 2013 included $947 million of proceeds from the issuance of long-term debt. Refer to Note 6 to the Consolidated Financial Statements for additional information on the long-term debt issuance. The prior year period financing cash flows included $151 million from the issuance of short-term debt, net of repayments. Share repurchases and dividends paid on Common Shares were $212 million and $169 million, respectively, in the six months ended June 30, 2013, compared with $11 million and $318 million, respectively. Dividends paid on Common Shares decreased due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid during the first quarter 2013.

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

In the current low interest rate environment, we utilize repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. We subsequently settle these transactions with future operating cash flows. At June 30, 2013, there were $1.4 billion in repurchase agreements outstanding.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	June 30	December 31
(in millions of U.S. dollars, except for percentages)	2013	2012
Short-term debt	$1,901	$1,401
Long-term debt	3,807	3,360
Total debt	5,708	4,761
Trust preferred securities	309	309
Total shareholders’ equity	27,295	27,531
Total capitalization	$33,312	$32,601
Ratio of debt to total capitalization	17.1%	14.6%
Ratio of debt plus trust preferred securities to total capitalization	18.1%	15.6%

In June 2013, we reclassified $500 million of 5.875 percent senior notes, due to mature on June 15, 2014, from Long-term debt to Short-term debt in the consolidated balance sheet.

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization increased primarily due to the issuance of $475 million of 2.7 percent senior notes due March 2023 and $475 million of 4.15 percent senior notes due March 2043 during the six months ended June 30, 2013. The proceeds from the debt issuance are expected to be used to repay at maturity the $500 million 5.875 percent senior notes due June 2014 and the $450 million 5.6 percent senior notes due May 2015.

The following table reports the significant movements in our shareholders’ equity:

Six Months Ended
(in millions of U.S. dollars)	June 30, 2013
Balance – beginning of period	$27,531
Net income	1,844
Change in net unrealized depreciation on investments, net of tax	(1,315)
Dividends on Common Shares	(342)
Change in net cumulative translation, net of tax	(324)
Repurchase of shares	(212)
Exercise of stock options	54
Other movements, net of tax	59
Balance – end of period	$27,295

During the six months ended June 30, 2013, we repurchased $212 million of Common Shares in a series of open market transactions under the November 2012, August 2011 and November 2010 Board of Directors authorizations, primarily to offset dilution from our incentive compensation plans. At June 30, 2013, $249 million in share repurchase authorizations remained through December 31, 2013. At June 30, 2013 there were 2,746,143 Common Shares in treasury with a weighted average cost of $79.57 per share.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Following ACE’s redomestication to Switzerland in July 2008 through March 2011, dividends were distributed by way of a par value reduction. At our May 2011 annual general meeting, our shareholders approved dividend distributions from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings. At our May 2012 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $1.96 per share, or CHF 1.80 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2012. At our May 2013 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $2.04 per share, or CHF 1.92 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2013.
The annual dividend is payable in four quarterly installments, with each installment equaling $0.51 per share, provided that the Swiss franc equivalent of that amount per share (based on the then-current USD/CHF exchange rate), taken together with the Swiss franc equivalents of all other installments of this annual dividend, will not exceed 150 percent of CHF 1.92 (the aggregate distribution cap). If the Swiss franc equivalent of an upcoming dividend installment would cause the aggregate distribution cap to be exceeded, then that dividend installment will be reduced to equal the Swiss franc amount remaining available under the aggregate distribution cap, and the U.S. dollar amount distributed for that installment will be the then-applicable U.S. dollar equivalent of the remaining Swiss franc amount.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
March 28, 2013	April 12, 2013	$0.49 (CHF 0.46)
July 23, 2013	August 13, 2013	$0.51 (CHF 0.48)

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

At June 30, 2013, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit average growth over the next several years. Management regularly examines both quantitative and qualitative analysis and for the quarter ended June 30, 2013, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at June 30, 2013, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending June 30, 2013.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at June 30, 2013 and show the sensitivity, at June 30, 2013, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until after June 30, 2013). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $25 million to $55 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$446	$239	$(22)	$(345)	$(741)	$(1,202)
	Increase/(decrease) in hedge value	(189)	(4)	184	374	569	769
	Increase/(decrease) in net income	$257	$235	$162	$29	$(172)	$(433)
Flat	(Increase)/decrease in Gross FVL	$256	$—	$(318)	$(711)	$(1,170)	$(1,690)
	Increase/(decrease) in hedge value	(188)	(2)	186	377	573	773
	Increase/(decrease) in net income	$68	$(2)	$(132)	$(334)	$(597)	$(917)
-100 bps	(Increase)/decrease in Gross FVL	$(39)	$(356)	$(748)	$(1,213)	$(1,738)	$(2,312)
	Increase/(decrease) in hedge value	(186)	—	188	380	577	778
	Increase/(decrease) in net income	$(225)	$(356)	$(560)	$(833)	$(1,161)	$(1,534)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$104	$(115)	$(5)	$—	$(20)	$19
	Increase/(decrease) in hedge value	—	—	—	—	—	(5)
	Increase/(decrease) in net income	$104	$(115)	$(5)	$—	$(20)	$14

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$26	$13	$(13)	$(27)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$26	$13	$(13)	$(27)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$280	$155	$(191)	$(431)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$280	$155	$(191)	$(431)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(267)	$(151)	$191	$401
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(267)	$(151)	$191	$401

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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from June 30, 2013 market levels and includes the impact of an adjustment to the hedge portfolio made subsequent to that date.

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

Variable Annuity Net Amount at Risk
The tables below present the net amount at risk at June 30, 2013 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the consolidated financial statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$574	$884	$1,548	$2,010	$1,977	$1,684
Claims at 100% immediate mortality	745	563	341	296	265	239

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$86	$302	$935	$1,791	$2,500	$2,702

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$62	$95	$136	$176	$210	$245
GLB net amount at risk	107	341	836	1,479	2,068	2,427
Claims at 100% immediate mortality	75	300	635	870	1,077	1,252

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

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2013. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 d) to the Consolidated Financial Statements which is hereby incorporated herein by reference.

ITEM 1A. Risk Factors
Refer to “Risk Factors” under Item 1A of Part I of our 2012 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2012 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
April 1 through April 30	1,247	$88.58	—	$307	million
May 1 through May 31	572,588	$90.00	450,900	$267	million
June 1 through June 30	204,648	$86.92	203,876	$249	million
Total	778,483		654,776

(1) This column primarily represents open market share repurchases. Other activity during the three months ended June 30, 2013 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.
(2) The aggregate value of shares purchased in the three months ended June 30, 2013 as part of the publicly announced plan was $58 million.
(3) Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. The $249 million of remaining authorizations as of June 30, 2013 expire December 31, 2013.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

July 31, 2013	/s/ Evan G. Greenberg
Evan G. Greenberg
President, Chairman, Chief Executive Officer

July 31, 2013	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the company, as amended and restated	8-K	3	July 24, 2013

3.2	Organizational Regulations of the company as amended	8-K	3.2	May 20, 2013

4.1	Articles of Association of the company, as amended and restated	8-K	4	July 24, 2013

4.2	Organizational Regulations of the company as amended	8-K	4.2	May 20, 2013

4.3	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.4	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.5	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

10.1*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements
					X
* Management Contract or Compensation Plan