Form 10-Q
period 2013-09-30
ACE Ltd
filed 2013-10-30
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
YES   ☐                                                 NO  ☒
The number of registrant’s Common Shares (CHF 27.49 par value) outstanding as of October 16, 2013 was 340,065,071.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2013	2012
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $47,481 and $44,666)	$48,529	$47,306
(includes hybrid financial instruments of $291 and $309)
Fixed maturities held to maturity, at amortized cost (fair value – $6,493 and $7,633)	6,306	7,270
Equity securities, at fair value (cost – $835 and $707)	831	744
Short-term investments, at fair value and amortized cost	1,774	2,228
Other investments (cost – $2,616 and $2,465)	2,902	2,716
Total investments	60,342	60,264
Cash	768	615
Securities lending collateral	1,517	1,791
Accrued investment income	563	552
Insurance and reinsurance balances receivable	5,089	4,147
Reinsurance recoverable on losses and loss expenses	11,477	12,078
Reinsurance recoverable on policy benefits	237	241
Deferred policy acquisition costs	2,224	1,873
Value of business acquired	554	614
Goodwill and other intangible assets	5,465	4,975
Prepaid reinsurance premiums	1,724	1,617
Deferred tax assets	584	453
Investments in partially-owned insurance companies (cost – $465 and $451)	468	454
Other assets	3,572	2,871
Total assets	$94,584	$92,545
Liabilities
Unpaid losses and loss expenses	$37,882	$37,946
Unearned premiums	7,794	6,864
Future policy benefits	4,596	4,470
Insurance and reinsurance balances payable	3,627	3,472
Securities lending payable	1,520	1,795
Accounts payable, accrued expenses, and other liabilities	4,917	5,377
Income taxes payable	12	20
Short-term debt	1,902	1,401
Long-term debt	3,807	3,360
Trust preferred securities	309	309
Total liabilities	66,366	65,014
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 27.49 and CHF 28.89 par value; 342,832,412 shares issued; 340,069,972 and 340,321,534 shares outstanding)	9,073	9,591
Common Shares in treasury (2,762,440 and 2,510,878 shares)	(222)	(159)
Additional paid-in capital	5,200	5,179
Retained earnings	12,793	10,033
Accumulated other comprehensive income (AOCI)	1,374	2,887
Total shareholders’ equity	28,218	27,531
Total liabilities and shareholders’ equity	$94,584	$92,545
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2013	2012	2013	2012
Revenues
Net premiums written	$4,620	$4,716	$12,809	$12,418
Change in unearned premiums	(10)	(51)	(559)	(589)
Net premiums earned	4,610	4,665	12,250	11,829
Net investment income	522	533	1,587	1,614
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(4)	(10)	(14)	(30)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	—	—	—
Net OTTI losses recognized in income	(4)	(10)	(14)	(30)
Net realized gains (losses) excluding OTTI losses	44	(50)	364	(164)
Total net realized gains (losses) (includes $24 and $97 of net unrealized gains reclassified from AOCI in the three and nine months ended September 30, 2013, respectively)	40	(60)	350	(194)
Total revenues	5,172	5,138	14,187	13,249
Expenses
Losses and loss expenses	2,655	3,047	6,831	6,970
Policy benefits	138	130	379	379
Policy acquisition costs	678	609	1,957	1,810
Administrative expenses	563	519	1,641	1,543
Interest expense	72	63	205	187
Other (income) expense	(5)	(17)	22	14
Total expenses	4,101	4,351	11,035	10,903
Income before income tax	1,071	787	3,152	2,346
Income tax expense (includes $4 and $16 Income tax expense from reclassification of unrealized gains in the three and nine months ended September 30, 2013, respectively)	155	147	392	405
Net income	$916	$640	$2,760	$1,941
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$16	$731	$(1,570)	$1,369
Reclassification adjustment for net realized gains included in net income	(24)	(56)	(97)	(147)
	(8)	675	(1,667)	1,222
Change in:
Cumulative translation adjustment	149	190	(237)	162
Pension liability	(2)	(4)	17	(5)
Other comprehensive income (loss), before income tax	139	861	(1,887)	1,379
Income tax (expense) benefit related to OCI items	(25)	(185)	374	(276)
Other comprehensive income (loss)	114	676	(1,513)	1,103
Comprehensive income	$1,030	$1,316	$1,247	$3,044
Earnings per share
Basic earnings per share	$2.68	$1.88	$8.09	$5.71
Diluted earnings per share	$2.66	$1.86	$8.02	$5.67
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2013	2012
Common Shares
Balance – beginning of period	$9,591	$10,095
Dividends declared on Common Shares-par value reduction	(518)	(336)
Balance – end of period	9,073	9,759
Common Shares in treasury
Balance – beginning of period	(159)	(327)
Common Shares repurchased	(233)	(7)
Net shares redeemed under employee share-based compensation plans	170	147
Balance – end of period	(222)	(187)
Additional paid-in capital
Balance – beginning of period	5,179	5,326
Net shares redeemed under employee share-based compensation plans	(129)	(102)
Exercise of stock options	(34)	(8)
Share-based compensation expense and other	184	93
Funding of dividends declared to Retained earnings	—	(200)
Balance – end of period	5,200	5,109
Retained earnings
Balance – beginning of period	10,033	7,327
Net income	2,760	1,941
Funding of dividends declared from Additional paid-in capital	—	200
Dividends declared on Common Shares	—	(200)
Balance – end of period	12,793	9,268
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	2,633	1,715
Change in period, before reclassification from AOCI, net of income tax benefit of $337	(1,233)
Amounts reclassified from AOCI, net of income tax benefit of $16	(81)
Change in period, net of income tax benefit (expense) of $353 and $(234)	(1,314)	988
Balance – end of period	1,319	2,703
Cumulative translation adjustment
Balance – beginning of period	339	258
Change in period, net of income tax benefit (expense) of $27 and $(44)	(210)	118
Balance – end of period	129	376
Pension liability adjustment
Balance – beginning of period	(85)	(62)
Change in period, net of income tax benefit (expense) of $(6) and $2	11	(3)
Balance – end of period	(74)	(65)
Accumulated other comprehensive income	1,374	3,014
Total shareholders’ equity	$28,218	$26,963
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2013	2012
Cash flows from operating activities
Net income	$2,760	$1,941
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(350)	194
Amortization of premiums/discounts on fixed maturities	207	161
Deferred income taxes	169	46
Unpaid losses and loss expenses	33	430
Unearned premiums	603	708
Future policy benefits	149	109
Insurance and reinsurance balances payable	163	(174)
Accounts payable, accrued expenses, and other liabilities	(176)	252
Income taxes payable	2	44
Insurance and reinsurance balances receivable	(657)	(828)
Reinsurance recoverable on losses and loss expenses	550	606
Reinsurance recoverable on policy benefits	6	47
Deferred policy acquisition costs	(391)	(260)
Prepaid reinsurance premiums	(69)	(115)
Other	(263)	(136)
Net cash flows from operating activities	2,736	3,025
Cash flows from investing activities
Purchases of fixed maturities available for sale	(15,835)	(17,348)
Purchases of to be announced mortgage-backed securities	(54)	(308)
Purchases of fixed maturities held to maturity	(374)	(217)
Purchases of equity securities	(217)	(114)
Sales of fixed maturities available for sale	7,982	11,058
Sales of to be announced mortgage-backed securities	30	297
Sales of equity securities	99	57
Maturities and redemptions of fixed maturities available for sale	5,538	3,596
Maturities and redemptions of fixed maturities held to maturity	1,233	1,092
Net derivative instruments settlements	(376)	(358)
Acquisition of subsidiaries (net of cash acquired of $38 and $8)	(977)	(98)
Other	(188)	(339)
Net cash flows used for investing activities	(3,139)	(2,682)
Cash flows from financing activities
Dividends paid on Common Shares	(343)	(484)
Common Shares repurchased	(233)	(11)
Proceeds from issuance of long-term debt	947	—
Proceeds from issuance of short-term debt	1,721	2,083
Repayment of short-term debt	(1,720)	(1,932)
Proceeds from share-based compensation plans, including windfall tax benefits	112	73
Other	68	—
Net cash flows from (used for) financing activities	552	(271)
Effect of foreign currency rate changes on cash and cash equivalents	4	4
Net increase in cash	153	76
Cash – beginning of period	615	614
Cash – end of period	$768	$690
Supplemental cash flow information
Taxes paid	$150	$323
Interest paid	$169	$156
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

The acquisition generated $135 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $73 million, based on ACE's preliminary purchase price allocation. The other intangible assets primarily relate to customer lists. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

ABA Seguros
On May 2, 2013, we acquired ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages for approximately $690 million in cash.

The acquisition generated $283 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $140 million based on ACE’s preliminary purchase price allocation. The other intangible assets primarily relate to distribution channels. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

3. Investments

a) Fixed maturities
The following tables present the amortized cost and fair value of fixed maturities and related OTTI recognized in AOCI:

September 30, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,934	$81	$(36)	$2,979	$—
Foreign	14,294	405	(98)	14,601	—
Corporate securities	16,664	753	(151)	17,266	(6)
Mortgage-backed securities	10,294	234	(149)	10,379	(36)
States, municipalities, and political subdivisions	3,295	72	(63)	3,304	—
	$47,481	$1,545	$(497)	$48,529	$(42)
Held to maturity
U.S. Treasury and agency	$842	$20	$(3)	$859	$—
Foreign	876	36	—	912	—
Corporate securities	1,960	87	—	2,047	—
Mortgage-backed securities	1,440	43	—	1,483	—
States, municipalities, and political subdivisions	1,188	19	(15)	1,192	—
	$6,306	$205	$(18)	$6,493	$—

December 31, 2012	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,553	$183	$(1)	$3,735	$—
Foreign	13,016	711	(14)	13,713	—
Corporate securities	15,529	1,210	(31)	16,708	(7)
Mortgage-backed securities	10,051	458	(36)	10,473	(84)
States, municipalities, and political subdivisions	2,517	163	(3)	2,677	—
	$44,666	$2,725	$(85)	$47,306	$(91)
Held to maturity
U.S. Treasury and agency	$1,044	$39	$—	$1,083	$—
Foreign	910	54	—	964	—
Corporate securities	2,133	142	—	2,275	—
Mortgage-backed securities	2,028	88	—	2,116	—
States, municipalities, and political subdivisions	1,155	44	(4)	1,195	—
	$7,270	$367	$(4)	$7,633	$—

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and nine months ended September 30, 2013, $1 million of net unrealized depreciation and $24 million of net unrealized appreciation related to such securities is included in OCI. For the three and nine months ended September 30, 2012, $46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

million and $130 million of net unrealized appreciation related to such securities is included in OCI. At September 30, 2013 and December 31, 2012, AOCI includes net unrealized depreciation of $4 million and $25 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 84 percent and 85 percent, of the total mortgage-backed securities at September 30, 2013 and December 31, 2012, respectively are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2013		2012
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,317	$2,345	$1,887	$1,906
Due after 1 year through 5 years	13,978	14,450	13,411	14,010
Due after 5 years through 10 years	16,291	16,650	15,032	16,153
Due after 10 years	4,601	4,705	4,285	4,764
	37,187	38,150	34,615	36,833
Mortgage-backed securities	10,294	10,379	10,051	10,473
	$47,481	$48,529	$44,666	$47,306
Held to maturity
Due in 1 year or less	$398	$401	$656	$659
Due after 1 year through 5 years	2,335	2,417	1,870	1,950
Due after 5 years through 10 years	1,707	1,756	2,119	2,267
Due after 10 years	426	436	597	641
	4,866	5,010	5,242	5,517
Mortgage-backed securities	1,440	1,483	2,028	2,116
	$6,306	$6,493	$7,270	$7,633

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities
The following table presents the cost and fair value of equity securities:

	September 30	December 31
(in millions of U.S. dollars)	2013	2012
Cost	$835	$707
Gross unrealized appreciation	53	41
Gross unrealized depreciation	(57)	(4)
Fair value	$831	$744

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

For the three and nine months ended September 30, 2013, credit losses recognized in Net income for corporate securities were $1 million and $8 million, respectively. For the three and nine months ended September 30, 2012, credit losses recognized in Net income for corporate securities were $5 million and $9 million, respectively.

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

For the three and nine months ended September 30, 2013, there were no credit losses recognized in Net income for mortgage-backed securities. For the three and nine months ended September 30, 2012, credit losses recognized in Net income for mortgage-backed securities were $2 million and $5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Fixed maturities:
OTTI on fixed maturities, gross	$(4)	$(10)	$(11)	$(18)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	—	—	—
OTTI on fixed maturities, net	(4)	(10)	(11)	(18)
Gross realized gains excluding OTTI	37	71	163	287
Gross realized losses excluding OTTI	(16)	(14)	(68)	(120)
Total fixed maturities	17	47	84	149
Equity securities:
OTTI on equity securities	—	—	(1)	(5)
Gross realized gains excluding OTTI	8	3	18	5
Gross realized losses excluding OTTI	(1)	(1)	(4)	(2)
Total equity securities	7	2	13	(2)
OTTI on other investments	—	—	(2)	(7)
Foreign exchange gains (losses)	(26)	(50)	45	(64)
Investment and embedded derivative instruments	4	4	62	(3)
Fair value adjustments on insurance derivative	134	83	563	44
S&P put options and futures	(95)	(147)	(413)	(308)
Other derivative instruments	(1)	—	(2)	(4)
Other	—	1	—	1
Net realized gains (losses)	$40	$(60)	$350	$(194)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Balance of credit losses related to securities still held – beginning of period	$40	$47	$43	$74
Additions where no OTTI was previously recorded	1	1	5	3
Additions where an OTTI was previously recorded	—	6	3	11
Reductions for securities sold during the period	(3)	(4)	(13)	(38)
Balance of credit losses related to securities still held – end of period	$38	$50	$38	$50

d) Gross unrealized loss
At September 30, 2013, there were 6,038 fixed maturities out of a total of 24,746 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $3 million. There were 66 equity securities out of a total of 183 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $48 million. Fixed maturities in an unrealized loss position at September 30, 2013 comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position at September 30, 2013 included foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,436	$(39)	$—	$—	$1,436	$(39)
Foreign	4,034	(93)	112	(5)	4,146	(98)
Corporate securities	4,696	(142)	67	(9)	4,763	(151)
Mortgage-backed securities	3,751	(139)	132	(10)	3,883	(149)
States, municipalities, and political subdivisions	2,076	(77)	3	(1)	2,079	(78)
Total fixed maturities	15,993	(490)	314	(25)	16,307	(515)
Equity securities	500	(57)	—	—	500	(57)
Other investments	40	(9)	—	—	40	(9)
Total	$16,533	$(556)	$314	$(25)	$16,847	$(581)

	0 – 12 Months		Over 12 Months		Total
December 31, 2012	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$440	$(1)	$—	$—	$440	$(1)
Foreign	1,234	(8)	88	(6)	1,322	(14)
Corporate securities	1,026	(23)	85	(8)	1,111	(31)
Mortgage-backed securities	855	(4)	356	(32)	1,211	(36)
States, municipalities, and political subdivisions	316	(3)	48	(4)	364	(7)
Total fixed maturities	3,871	(39)	577	(50)	4,448	(89)
Equity securities	29	(4)	—	—	29	(4)
Other investments	68	(5)	—	—	68	(5)
Total	$3,968	$(48)	$577	$(50)	$4,545	$(98)

e) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOCs and derivative transactions. Included in restricted assets at September 30, 2013 and December 31, 2012, are fixed maturities and short-term investments totaling $16.3 billion and $16.6 billion, respectively, and cash of $129 million and $139 million, respectively.

The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2013	2012
Trust funds	$11,269	$11,389
Deposits with non-U.S. regulatory authorities	1,999	2,133
Assets pledged under repurchase agreements	1,405	1,401
Deposits with U.S. regulatory authorities	1,333	1,338
Other pledged assets	394	456
	$16,400	$16,717

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three and nine months ended September 30, 2013, no material changes were made to actuarial or behavioral assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

September 30, 2013	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,615	$1,364	$—	$2,979
Foreign	235	14,324	42	14,601
Corporate securities	1	17,144	121	17,266
Mortgage-backed securities	—	10,370	9	10,379
States, municipalities, and political subdivisions	—	3,304	—	3,304
	1,851	46,506	172	48,529
Equity securities	375	452	4	831
Short-term investments	1,061	705	8	1,774
Other investments	292	221	2,389	2,902
Securities lending collateral	—	1,517	—	1,517
Investment derivative instruments	(18)	—	—	(18)
Other derivative instruments	7	8	—	15
Separate account assets	1,074	78	—	1,152
Total assets measured at fair value	$4,642	$49,487	$2,573	$56,702
Liabilities:
GLB(1)	$—	$—	$514	$514

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

There were no transfers from Level 1 to Level 2 during the the three months ended September 30, 2013. The transfers from Level 1 to Level 2 during the nine months ended September 30, 2013 were $19 million. The transfers from Level 1 to Level 2 were $34 million and $40 million during the three and nine months ended September 30, 2012, respectively. There were no transfers from Level 2 to Level 1 during the three and nine months ended September 30, 2013. The transfers from Level 2 to Level 1 during the three and nine months ended September 30, 2012 were $15 million.

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at September 30, 2013 and December 31, 2012 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At September 30, 2013 and December 31, 2012, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period		2013		2012
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$249	$83	$225	$111
Real estate	3 to 9 Years	342	78	292	62
Distressed	6 to 9 Years	168	122	192	152
Mezzanine	6 to 9 Years	243	285	284	279
Traditional	3 to 8 Years	811	505	711	587
Vintage	1 to 3 Years	12	—	14	—
Investment funds	Not Applicable	415	—	395	—
		$2,240	$1,073	$2,113	$1,191

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

(in millions of U.S. dollars, except for percentages)	Fair Value at September 30, 2013	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$514	$1,119	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 50%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
September 30, 2013	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$48	$114	$9	$4	$9	$2,349	$652
Transfers into Level 3	1	12	—	—	1	—	—
Transfers out of Level 3	(8)	(1)	—	—	(2)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	2	(1)	—	—	—	(1)	—
Net Realized Gains/Losses	—	(1)	—	—	—	—	(138)
Purchases	12	6	—	—	—	138	—
Sales	(13)	(4)	—	—	—	(1)	—
Settlements	—	(4)	—	—	—	(96)	—
Balance–End of Period	$42	$121	$9	$4	$8	$2,389	$514
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(138)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Three Months Ended	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
September 30, 2012
(in millions of U.S. dollars)
Balance–Beginning of Period	$4	$20	$137	$27	$1	$12	$2,047	$1	$1,354
Transfers into Level 3	—	5	5	10	—	2	53	—	—
Transfers out of Level 3	(4)	(6)	(26)	—	—	(10)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	3	—	—	(1)	13	—	—
Net Realized Gains/Losses	—	—	—	—	—	—	—	—	(75)
Purchases	—	6	11	—	—	1	121	—	—
Sales	—	—	—	(7)	—	—	(5)	—	—
Settlements	—	—	—	(1)	—	—	(51)	(1)	—
Balance–End of Period	$—	$25	$130	$29	$1	$4	$2,178	$—	$1,279
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$—	$—	$(75)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.5 billion at September 30, 2012, and $1.6 billion at June 30, 2012, which includes a fair value derivative adjustment of $1.3 billion and $1.4 billion, respectively.

	Assets						Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
	Foreign	Corporate securities	MBS
September 30, 2013
(in millions of U.S. dollars)
Balance–Beginning of Period	$60	$102	$13	$3	$—	$2,252	$1,119
Transfers into Level 3	33	29	—	7	8	—	—
Transfers out of Level 3	(49)	(30)	—	(1)	(2)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	(1)	—	(5)	—	34	—
Net Realized Gains/Losses	1	(2)	—	4	—	(2)	(605)
Purchases	15	39	—	1	2	387	—
Sales	(15)	(4)	(3)	(5)	—	(10)	—
Settlements	(1)	(12)	(1)	—	—	(272)	—
Balance–End of Period	$42	$121	$9	$4	$8	$2,389	$514
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(2)	$(605)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Nine Months Ended	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
September 30, 2012
(in millions of U.S. dollars)
Balance–Beginning of Period	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	6	33	22	1	2	53	—	—
Transfers out of Level 3	(4)	(7)	(35)	(15)	—	(10)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	6	—	—	—	37	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	(40)
Purchases	—	46	19	4	—	4	366	3	—
Sales	—	(52)	(15)	(7)	—	(5)	(6)	—	—
Settlements	(1)	(1)	(11)	(3)	(1)	—	(142)	(2)	—
Balance–End of Period	$—	$25	$130	$29	$1	$4	$2,178	$—	$1,279
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$—	$(40)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.5 billion at September 30, 2012 and December 31, 2011, which includes a fair value derivative adjustment of $1.3 billion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$615	$244	$—	$859	$842
Foreign	—	912	—	912	876
Corporate securities	—	2,031	16	2,047	1,960
Mortgage-backed securities	—	1,483	—	1,483	1,440
States, municipalities, and political subdivisions	—	1,192	—	1,192	1,188
	615	5,862	16	6,493	6,306
Partially-owned insurance companies	—	—	468	468	468
Total assets	$615	$5,862	$484	$6,961	$6,774
Liabilities:
Short-term debt	$—	$1,920	$—	$1,920	$1,902
Long-term debt	—	4,146	—	4,146	3,807
Trust preferred securities	—	441	—	441	309
Total liabilities	$—	$6,507	$—	$6,507	$6,018

December 31, 2012	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$619	$464	$—	$1,083	$1,044
Foreign	—	964	—	964	910
Corporate securities	—	2,257	18	2,275	2,133
Mortgage-backed securities	—	2,116	—	2,116	2,028
States, municipalities, and political subdivisions	—	1,195	—	1,195	1,155
	619	6,996	18	7,633	7,270
Partially-owned insurance companies	—	—	454	454	454
Total assets	$619	$6,996	$472	$8,087	$7,724
Liabilities:
Short-term debt	$—	$1,401	$—	$1,401	$1,401
Long-term debt	—	3,916	—	3,916	3,360
Trust preferred securities	—	446	—	446	309
Total liabilities	$—	$5,763	$—	$5,763	$5,070

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2013	2012	2013	2012
GMDB
Net premiums earned	$19	$20	$59	$64
Policy benefits and other reserve adjustments	$14	$22	$58	$61
GLB
Net premiums earned	$36	$40	$112	$121
Policy benefits and other reserve adjustments	9	7	20	30
Net realized gains (losses)	138	75	608	41
Gain recognized in income	$165	$108	$700	$132
Net cash received	$31	$35	$94	$114
Net decrease in liability	$134	$73	$606	$18

At September 30, 2013, reported liabilities for GMDB and GLB reinsurance were $95 million and $746 million, respectively, compared with $90 million and $1.4 billion, respectively, at December 31, 2012. The reported liability of $746 million for GLB reinsurance at September 30, 2013 and $1.4 billion at December 31, 2012 includes a fair value derivative adjustment of $514 million and $1.1 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At September 30, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GMDB risk only was $751 million and $1.3 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2013 and December 31, 2012, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 percent and 2.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at September 30, 2013 was approximately $618 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At September 30, 2013 and December 31, 2012, the net amount at risk from reinsurance programs covering the GLB risk only was $220 million and $445 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2013 and December 31, 2012, respectively);

•	there are no deaths, lapses, or withdrawals;

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

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At September 30, 2013 and December 31, 2012, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $85 million and $116 million, respectively.

At September 30, 2013 and December 31, 2012, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $241 million and $655 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2013 and December 31, 2012, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2.5 percent and 3.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at September 30, 2013 was approximately $199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

million million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

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

In relation to certain debt issuances, ACE, from time to time, enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At September 30, 2013, ACE had no in-force interest rate swaps.

ACE, from time to time, buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables. At September 30, 2013, ACE had no in-force credit default swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		September 30		December 31
		2013		2012
(in millions of U.S. dollars)	Consolidated Balance Sheet Location	Fair Value	Notional Value/ Payment Provision	Fair Value	Notional Value/ Payment Provision
Investment and embedded derivative instruments
Foreign currency forward contracts	AP	$(7)	$1,205	$—	$620
Cross-currency swaps	AP	—	50	—	50
Futures contracts on money market instruments	AP	2	3,910	1	2,710
Futures contracts on notes and bonds	AP	(13)	1,022	10	915
Convertible bonds	FM AFS	291	242	309	279
TBAs	FM AFS	25	24	—	—
		$298	$6,453	$320	$4,574
Other derivative instruments
Futures contracts on equities(1)	AP	$7	$1,585	$(6)	$2,308
Options on equity market indices(1)	AP	10	250	30	250
Other	AP	(2)	13	—	—
		$15	$1,848	$24	$2,558
GLB(2)	AP/FPB	$(746)	$461	$(1,352)	$1,100

(1)	Related to GMDB and GLB blocks of business.

(2)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

On January 1, 2013, we adopted new guidance that requires disclosure of financial instruments subject to a master netting agreement.  At September 30, 2013 and December 31, 2012, derivative liabilities of $1 million and derivative assets of $35 million, respectively, included in the table above were subject to a master netting agreement.  The remaining derivatives included in the table above were not subject to a master netting agreement.

At September 30, 2013 and December 31, 2012, our repurchase obligations of $1,402 million and $1,401 million, respectively, were fully collateralized.  At September 30, 2013 and December 31, 2012, our securities lending payable was $1,520 million and $1,795 million, respectively, and our securities lending collateral was $1,517 million and $1,791 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents Net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Investment and embedded derivative instruments
Foreign currency forward contracts	$(9)	$(9)	$8	$(8)
All other futures contracts and options	6	—	46	(20)
Convertible bonds	6	12	7	24
TBAs	1	1	1	1
Total investment and embedded derivative instruments	$4	$4	$62	$(3)
GLB and other derivative instruments
GLB(1)	$134	$83	$563	$44
Futures contracts on equities(2)	(90)	(138)	(393)	(286)
Options on equity market indices(2)	(5)	(9)	(20)	(22)
Other	(1)	—	(2)	(4)
Total GLB and other derivative instruments	$38	$(64)	$148	$(268)
	$42	$(60)	$210	$(271)

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.

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

Cross-currency swaps
Cross-currency swaps are agreements under which two counterparties exchange interest payments and principal denominated in different currencies at a future date.  We use cross-currency swaps to reduce the foreign currency and interest rate risk by converting cash flows back into local currency.  We invest in foreign currency denominated investments to improve credit diversification and also to obtain better duration matching to our liabilities that is limited in the local currency market.

Other
Included within Other are derivatives intended to reduce potential losses which may arise from certain exposures in our insurance business.  The economic benefit provided by these derivatives is similar to purchased reinsurance.  For example, from time to time, ACE may enter into derivative contracts to protect underwriting results in the event of a significant decline in commodity prices.  Also included within Other are credit default swaps purchased and certain life insurance products that meet the definition of a derivative instrument for accounting purposes.

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

b) Other investments
At September 30, 2013, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1,825 million. In connection with these investments, we have commitments that may require funding of up to $1,073 million over the next several years.

c) Taxation
In April 2012, ACE reached final settlement with the Internal Revenue Service (IRS) Appeals Division regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006 and 2007. The settlement of these issues had no net impact on our results of operations. In addition, the IRS completed its field examination of ACE’s federal tax returns for 2008 and 2009 during June 2012. No material adjustments resulted from this examination. During the nine months ended September 30, 2013, ACE reduced the amount of unrecognized tax benefits by $5 million resulting from the closing of applicable statutes of limitations. As of September 30, 2013, $24 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

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

8. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2011 annual general meeting, our shareholders approved a dividend for the following year, payable in four quarterly installments after the May 2011 annual general meeting from our capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves. At our May 2012 and May 2013 annual general meetings, our shareholders approved a dividend for the following year, respectively, payable in four quarterly installments after the annual general meetings in the form of a distribution by way of a par value reduction. We have determined this procedure is more appropriate for us at this time due to current Swiss law. For the three and nine months ended September 30, 2013, dividends per Common Share amounted to CHF 0.46 ($0.51) and CHF 1.40 ($1.51), respectively. Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 27.49 at September 30, 2013.

For the three and nine months ended September 30, 2012, dividends per Common Share amounted to CHF 0.45 ($0.49) and CHF 1.46 ($1.57), respectively, which included a $0.12 per Common Share increase (approved by our shareholders at the January 9, 2012 extraordinary general meeting) to the third and fourth installments of the dividend approved at the May 2011 annual general meeting. For the nine months ended September 30, 2012, dividends per Common Share included a par value reduction of CHF 0.93 per Common Share.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2013, 2,762,440 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
In August 2011, the Board of Directors (Board) authorized the repurchase of up to $303 million of ACE’s Common Shares through December 31, 2012. The amount authorized in August 2011 was in addition to the $197 million balance remaining under a $600 million share repurchase program approved in November 2010. In November 2012, the Board authorized an extension of our then-remaining repurchase capacity through December 31, 2013. These authorizations were granted to allow ACE to repurchase Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. For the three and nine months ended September 30, 2013, ACE repurchased 238,544 Common Shares for a cost of $21 million and 2,701,620 Common Shares for a cost of $233 million, respectively, in a series of open market transactions. At September 30, 2013, $228 million in share repurchase authorization remained through December 31, 2013 pursuant to the November 2010, August 2011, and November 2012 Board authorizations.

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

In May 2013, our shareholders approved an increase of 8 million shares authorized to be issued under the 2004 LTIP, bringing the total shares authorized to 38,600,000 common shares. At September 30, 2013, a total of 11,165,235 shares remain available for future issuance under the 2004 LTIP.

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

For segment reporting purposes, certain items have been presented in a different manner than in the consolidated financial statements below. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses from fair value changes on crop derivatives as a component of underwriting income. For the three and nine months ended September 30, 2013, underwriting income in our Insurance - North American Agriculture segment was $65 million and $111 million, respectively. These amounts include $1 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of underwriting income. For example, for the three months ended September 30, 2013, Life underwriting income of $92 million includes Net investment income of $61 million and gains from fair value changes in separate account assets of $14 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present the operations by segment:

Statement of Operations by Segment

For the Three Months Ended September 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,500	$805	$1,571	$265	$479	$—	$4,620
Net premiums earned	1,444	849	1,611	239	467	—	4,610
Losses and loss expenses	963	746	712	93	141	—	2,655
Policy benefits	—	—	—	—	138	—	138
Policy acquisition costs	159	32	349	52	86	—	678
Administrative expenses	153	5	263	12	85	45	563
Underwriting income (loss)	169	66	287	82	17	(45)	576
Net investment income	254	6	128	66	61	7	522
Net realized gains (losses) including OTTI	9	—	(8)	(5)	43	1	40
Interest expense	3	—	1	2	4	62	72
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(14)	—	(14)
Other	(13)	8	14	(7)	4	3	9
Income tax expense (benefit)	79	14	78	16	10	(42)	155
Net income (loss)	$363	$50	$314	$132	$117	$(60)	$916

Statement of Operations by Segment

For the Three Months Ended September 30, 2012	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,373	$1,164	$1,384	$307	$488	$—	$4,716
Net premiums earned	1,306	1,166	1,432	281	480	—	4,665
Losses and loss expenses	819	1,291	622	151	164	—	3,047
Policy benefits	—	—	—	—	130	—	130
Policy acquisition costs	147	13	329	40	80	—	609
Administrative expenses	148	—	234	13	81	43	519
Underwriting income (loss)	192	(138)	247	77	25	(43)	360
Net investment income	257	6	127	72	63	8	533
Net realized gains (losses) including OTTI	(2)	1	13	(2)	(71)	1	(60)
Interest expense	3	—	2	1	3	54	63
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(14)	—	(14)
Other	(13)	8	(3)	(5)	—	10	(3)
Income tax expense (benefit)	129	(48)	77	11	14	(36)	147
Net income (loss)	$328	$(91)	$311	$140	$14	$(62)	$640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Statement of Operations by Segment

For the Nine Months Ended September 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$4,313	$1,371	$4,821	$836	$1,468	$—	$12,809
Net premiums earned	4,210	1,252	4,633	731	1,424	—	12,250
Losses and loss expenses	2,791	1,071	2,227	292	443	7	6,831
Policy benefits	—	—	—	—	379	—	379
Policy acquisition costs	444	56	1,048	148	261	—	1,957
Administrative expenses	437	13	750	36	256	149	1,641
Underwriting income (loss)	538	112	608	255	85	(156)	1,442
Net investment income	755	19	396	209	187	21	1,587
Net realized gains (losses) including OTTI	63	1	34	46	206	—	350
Interest expense	4	—	4	4	12	181	205
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(7)	—	(7)
Other	(38)	24	30	(13)	7	19	29
Income tax expense (benefit)	264	24	174	31	33	(134)	392
Net income (loss)	$1,126	$84	$830	$488	$433	$(201)	$2,760

Statement of Operations by Segment

For the Nine Months Ended September 30, 2012	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate and Other	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$3,915	$1,775	$4,387	$879	$1,462	$—	$12,418
Net premiums earned	3,802	1,609	4,243	748	1,427	—	11,829
Losses and loss expenses	2,474	1,648	2,030	355	463	—	6,970
Policy benefits	—	—	—	—	379	—	379
Policy acquisition costs	419	25	996	125	244	1	1,810
Administrative expenses	451	(3)	696	38	237	124	1,543
Underwriting income (loss)	458	(61)	521	230	104	(125)	1,127
Net investment income	789	19	386	213	186	21	1,614
Net realized gains (losses) including OTTI	15	1	59	(6)	(261)	(2)	(194)
Interest expense	9	—	4	3	9	162	187
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(18)	—	(18)
Other	(20)	24	3	(7)	14	18	32
Income tax expense (benefit)	308	(29)	166	17	44	(101)	405
Net income (loss)	$965	$(36)	$793	$424	$(20)	$(185)	$1,941

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

For the Three Months Ended September 30, 2013	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$388	$957	$99	$1,444
Insurance – North American Agriculture	849	—	—	849
Insurance – Overseas General	689	375	547	1,611
Global Reinsurance	141	98	—	239
Life	—	—	467	467
	$2,067	$1,430	$1,113	$4,610

For the Three Months Ended September 30, 2012	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$353	$860	$93	$1,306
Insurance – North American Agriculture	1,166	—	—	1,166
Insurance – Overseas General	547	356	529	1,432
Global Reinsurance	131	150	—	281
Life	—	—	480	480
	$2,197	$1,366	$1,102	$4,665

For the Nine Months Ended September 30, 2013	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$1,103	$2,826	$281	$4,210
Insurance – North American Agriculture	1,252	—	—	1,252
Insurance – Overseas General	1,932	1,088	1,613	4,633
Global Reinsurance	408	323	—	731
Life	—	—	1,424	1,424
	$4,695	$4,237	$3,318	$12,250

For the Nine Months Ended September 30, 2012	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
(in millions of U.S. dollars)
Insurance – North American P&C	$1,022	$2,505	$275	$3,802
Insurance – North American Agriculture	1,609	—	—	1,609
Insurance – Overseas General	1,637	1,027	1,579	4,243
Global Reinsurance	355	393	—	748
Life	—	—	1,427	1,427
	$4,623	$3,925	$3,281	$11,829

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income	$916	$640	$2,760	$1,941
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	340,888,648	340,207,037	340,905,322	339,523,388
Denominator for diluted earnings per share:
Share-based compensation plans	2,929,089	2,665,676	3,146,728	2,831,798
Weighted-average shares outstanding and assumed conversions	343,817,737	342,872,713	344,052,050	342,355,186
Basic earnings per share	$2.68	$1.88	$8.09	$5.71
Diluted earnings per share	$2.66	$1.86	$8.02	$5.67

Potential anti-dilutive share conversions	1,215,884	1,449,610	1,429,514	1,193,839

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, for ACE Limited (Parent Guarantor) and ACE INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

During the third quarter of 2013, we determined that the Subsidiary Issuer columns presented in the previously issued condensed consolidating financial information should be presented on the equity method of accounting rather than on a consolidated basis. Accordingly, we have revised the disclosure to correct the Condensed Consolidating Balance Sheet as of December 31, 2012, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012, and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012. As a result of this revision to the Subsidiary Issuer condensed consolidating financial information, the assets and liabilities, revenues and expenses, and cash flows of the subsidiaries of ACE INA Holdings, Inc. (Subsidiary Issuer) are now presented in the Other ACE Limited Subsidiaries column on a combined basis. In addition, we revised the Consolidating Adjustments and Eliminations column to correctly include all intercompany eliminations. Previously, this column reflected only ACE Limited parent company intercompany eliminations. We also revised the Condensed Consolidating Balance Sheet as of December 31, 2012 and Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 to correct the presentation of negative cash associated with our affiliated notional cash pooling programs (Pools). In addition, certain items in the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 have been reclassified to conform to current period presentation. Also, the operating cash flows have been corrected to properly reflect certain intercompany transactions previously recorded in financing cash flows for the nine months ended September 30, 2012.

Total shareholders' equity and net income of the Subsidiary Issuer and Parent Guarantor were not impacted as a result of these revisions. The impact of the revisions was not material to the prior period consolidated financial statements taken as a whole. There was no impact on the consolidated amounts previously reported. The prior period condensed consolidating financial statements will be similarly revised as the information is presented in the 2013 Form 10-K and the first and second quarter Form 10-Q filings for 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For reference only, included in the following pages are the previously reported condensed consolidating information at December 31, 2012 and for the three and nine months ended September 30, 2012.

Condensed Consolidating Balance Sheet at September 30, 2013

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$29	$10	$60,303	$—	$60,342
Cash(1)	11	165	1,464	(872)	768
Insurance and reinsurance balances receivable	—	—	6,225	(1,136)	5,089
Reinsurance recoverable on losses and loss expenses	—	—	20,279	(8,802)	11,477
Reinsurance recoverable on policy benefits	—	—	1,246	(1,009)	237
Value of business acquired	—	—	554	—	554
Goodwill and other intangible assets	—	—	5,465	—	5,465
Investments in subsidiaries	28,457	17,979	—	(46,436)	—
Due from subsidiaries and affiliates, net	813	—	—	(813)	—
Other assets	5	219	12,679	(2,251)	10,652
Total assets	$29,315	$18,373	$108,215	$(61,319)	$94,584
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,215	$(8,333)	$37,882
Unearned premiums	—	—	9,523	(1,729)	7,794
Future policy benefits	—	—	5,605	(1,009)	4,596
Due to (from) subsidiaries and affiliates, net	—	661	152	(813)	—
Affiliated notional cash pooling programs(1)	872	—	—	(872)	—
Short-term debt	—	500	1,402	—	1,902
Long-term debt	—	3,795	12	—	3,807
Trust preferred securities	—	309	—	—	309
Other liabilities	225	1,342	10,636	(2,127)	10,076
Total liabilities	1,097	6,607	73,545	(14,883)	66,366
Total shareholders’ equity	28,218	11,766	34,670	(46,436)	28,218
Total liabilities and shareholders’ equity	$29,315	$18,373	$108,215	$(61,319)	$94,584

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2012 (Revised)

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$31	$14	$60,219	$—	$60,264
Cash(1)	103	2	859	(349)	615
Insurance and reinsurance balances receivable	—	—	4,742	(595)	4,147
Reinsurance recoverable on losses and loss expenses	—	—	20,935	(8,857)	12,078
Reinsurance recoverable on policy benefits	—	—	1,229	(988)	241
Value of business acquired	—	—	614	—	614
Goodwill and other intangible assets	—	—	4,975	—	4,975
Investments in subsidiaries	27,251	17,016	—	(44,267)	—
Due from subsidiaries and affiliates, net	204	—	—	(204)	—
Other assets	13	210	11,304	(1,916)	9,611
Total assets	$27,602	$17,242	$104,877	$(57,176)	$92,545
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,109	$(8,163)	$37,946
Unearned premiums	—	—	8,248	(1,384)	6,864
Future policy benefits	—	—	5,458	(988)	4,470
Due to (from) subsidiaries and affiliates, net	—	68	136	(204)	—
Affiliated notional cash pooling programs(1)	—	349	—	(349)	—
Short-term debt	—	—	1,401	—	1,401
Long-term debt	—	3,347	13	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	71	1,195	11,219	(1,821)	10,664
Total liabilities	71	5,268	72,584	(12,909)	65,014
Total shareholders’ equity	27,531	11,974	32,293	(44,267)	27,531
Total liabilities and shareholders’ equity	$27,602	$17,242	$104,877	$(57,176)	$92,545

(1)
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

Condensed Consolidating Balance Sheet at December 31, 2012 (As previously reported)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,620	$—	$4,620
Net premiums earned	—	—	4,610	—	4,610
Net investment income	1	—	521	—	522
Equity in earnings of subsidiaries	863	322	—	(1,185)	—
Net realized gains (losses) including OTTI	—	(2)	42	—	40
Losses and loss expenses	—	—	2,655	—	2,655
Policy benefits	—	—	138	—	138
Policy acquisition costs and administrative expenses	13	4	1,224	—	1,241
Interest (income) expense	(8)	69	11	—	72
Other (income) expense	(62)	6	51	—	(5)
Income tax expense (benefit)	5	(14)	164	—	155
Net income	$916	$255	$930	$(1,185)	$916
Comprehensive income	$1,030	$339	$1,043	$(1,382)	$1,030

Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Three Months Ended September 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,716	$—	$4,716
Net premiums earned	—	—	4,665	—	4,665
Net investment income	—	1	532	—	533
Equity in earnings of subsidiaries	616	285	—	(901)	—
Net realized gains (losses) including OTTI	(4)	—	(56)	—	(60)
Losses and loss expenses	—	—	3,047	—	3,047
Policy benefits	—	—	130	—	130
Policy acquisition costs and administrative expenses	16	6	1,106	—	1,128
Interest (income) expense	(8)	60	11	—	63
Other (income) expense	(39)	7	15	—	(17)
Income tax expense (benefit)	3	(24)	168	—	147
Net income	$640	$237	$664	$(901)	$640
Comprehensive income	$1,316	$593	$1,339	$(1,932)	$1,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Three Months Ended September 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,868	$1,848	$—	$4,716
Net premiums earned	—	2,819	1,846	—	4,665
Net investment income	—	255	278	—	533
Equity in earnings of subsidiaries	616	—	—	(616)	—
Net realized gains (losses) including OTTI	(4)	11	(67)	—	(60)
Losses and loss expenses	—	1,977	1,070	—	3,047
Policy benefits	—	77	53	—	130
Policy acquisition costs and administrative expenses	16	587	525	—	1,128
Interest (income) expense	(8)	67	4	—	63
Other (income) expense	(39)	17	5	—	(17)
Income tax expense	3	123	21	—	147
Net income	$640	$237	$379	$(616)	$640
Comprehensive income	$1,316	$593	$23	$(616)	$1,316

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$12,809	$—	$12,809
Net premiums earned	—	—	12,250	—	12,250
Net investment income	2	2	1,583	—	1,587
Equity in earnings of subsidiaries	2,619	767	—	(3,386)	—
Net realized gains (losses) including OTTI	12	(2)	340	—	350
Losses and loss expenses	—	—	6,831	—	6,831
Policy benefits	—	—	379	—	379
Policy acquisition costs and administrative expenses	40	13	3,545	—	3,598
Interest (income) expense	(23)	200	28	—	205
Other (income) expense	(157)	21	158	—	22
Income tax expense (benefit)	13	(80)	459	—	392
Net income	$2,760	$613	$2,773	$(3,386)	$2,760
Comprehensive income (loss)	$1,247	$(195)	$1,259	$(1,064)	$1,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Nine Months Ended September 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$12,418	$—	$12,418
Net premiums earned	—	—	11,829	—	11,829
Net investment income	1	2	1,611	—	1,614
Equity in earnings of subsidiaries	1,845	775	—	(2,620)	—
Net realized gains (losses) including OTTI	18	—	(212)	—	(194)
Losses and loss expenses	—	—	6,970	—	6,970
Policy benefits	—	—	379	—	379
Policy acquisition costs and administrative expenses	42	20	3,291	—	3,353
Interest (income) expense	(25)	175	37	—	187
Other (income) expense	(102)	(8)	124	—	14
Income tax expense (benefit)	8	(72)	469	—	405
Net income	$1,941	$662	$1,958	$(2,620)	$1,941
Comprehensive income	$3,044	$1,203	$3,060	$(4,263)	$3,044

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Nine Months Ended September 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$7,293	$5,125	$—	$12,418
Net premiums earned	—	6,967	4,862	—	11,829
Net investment income	1	777	836	—	1,614
Equity in earnings of subsidiaries	1,845	—	—	(1,845)	—
Net realized gains (losses) including OTTI	18	71	(283)	—	(194)
Losses and loss expenses	—	4,484	2,486	—	6,970
Policy benefits	—	217	162	—	379
Policy acquisition costs and administrative expenses	42	1,883	1,428	—	3,353
Interest (income) expense	(25)	191	21	—	187
Other (income) expense	(102)	51	65	—	14
Income tax expense	8	327	70	—	405
Net income	$1,941	$662	$1,183	$(1,845)	$1,941
Comprehensive income	$3,044	$1,203	$642	$(1,845)	$3,044

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$80	$2	$2,654	$—	$2,736
Cash flows from investing activities
Purchases of fixed maturities available for sale and net change in short-term investments	—	4	(15,996)	103	(15,889)
Purchases of fixed maturities held to maturity	—	—	(374)	—	(374)
Purchases of equity securities	—	—	(217)	—	(217)
Sales of fixed maturities available for sale	—	—	8,115	(103)	8,012
Sales of equity securities	—	—	99	—	99
Maturities and redemptions of fixed maturities available for sale	—	—	5,538	—	5,538
Maturities and redemptions of fixed maturities held to maturity	—	—	1,233	—	1,233
Net derivative instruments settlements	—	(1)	(375)	—	(376)
Acquisition of subsidiaries (net of cash acquired of $38)	—	—	(977)	—	(977)
Capital contribution	(133)	(1,010)	—	1,143	—
Other	—	(5)	(183)	—	(188)
Net cash flows used for investing activities	(133)	(1,012)	(3,137)	1,143	(3,139)
Cash flows from financing activities
Dividends paid on Common Shares	(343)	—	—	—	(343)
Common Shares repurchased	—	—	(233)	—	(233)
Proceeds from issuance of long-term debt	—	947	—	—	947
Net proceeds from issuance of short-term debt	—	—	1	—	1
Proceeds from share-based compensation plans, including windfall tax benefits	7	—	105	—	112
Advances (to) from affiliates	(575)	575	—	—	—
Capital contribution	—	—	1,143	(1,143)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	872	(349)	—	(523)	—
Other	—	—	68	—	68
Net cash flows from (used for) financing activities	(39)	1,173	1,084	(1,666)	552
Effect of foreign currency rate changes on cash and cash equivalents	—	—	4	—	4
Net (decrease) increase in cash	(92)	163	605	(523)	153
Cash – beginning of period(1)	103	2	859	(349)	615
Cash – end of period(1)	$11	$165	$1,464	$(872)	$768

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2013 and December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (Revised)

For the Nine Months Ended September 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$136	$127	$2,882	$(120)	$3,025
Cash flows from investing activities
Purchases of fixed maturities available for sale and net change in short-term investments	—	—	(17,803)	147	(17,656)
Purchases of fixed maturities held to maturity	—	—	(217)	—	(217)
Purchases of equity securities	—	—	(114)	—	(114)
Sales of fixed maturities available for sale	—	—	11,502	(147)	11,355
Sales of equity securities	—	—	57	—	57
Maturities and redemptions of fixed maturities available for sale	—	—	3,596	—	3,596
Maturities and redemptions of fixed maturities held to maturity	—	—	1,092	—	1,092
Net derivative instruments settlements	(1)	—	(357)	—	(358)
Acquisition of subsidiaries (net of cash acquired of $8)	—	—	(98)	—	(98)
Capital contribution	—	(89)	(90)	179	—
Other	—	(2)	(337)	—	(339)
Net cash flows used for investing activities	(1)	(91)	(2,769)	179	(2,682)
Cash flows from financing activities
Dividends paid on Common Shares	(484)	—	—	—	(484)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	—	151	—	151
Proceeds from share-based compensation plans	17	—	56	—	73
Advances (to) from affiliates	110	(106)	(4)	—	—
Dividends to parent company	—	—	(120)	120	—
Capital contribution	—	90	89	(179)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	116	7	—	(123)	—
Net cash flows from (used for) financing activities	(241)	(9)	161	(182)	(271)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	4	—	4
Net increase (decrease) in cash	(106)	27	278	(123)	76
Cash – beginning of period(1)	106	5	651	(148)	614
Cash – end of period(1)	$—	$32	$929	$(271)	$690

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2012 and December 31, 2011, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (As previously reported)

For the Nine Months Ended September 30, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$210	$1,553	$1,262	$—	$3,025
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(8,553)	(9,103)	—	(17,656)
Purchases of fixed maturities held to maturity	—	(215)	(2)	—	(217)
Purchases of equity securities	—	(65)	(49)	—	(114)
Sales of fixed maturities available for sale	—	5,154	6,201	—	11,355
Sales of equity securities	—	48	9	—	57
Maturities and redemptions of fixed maturities available for sale	—	1,757	1,839	—	3,596
Maturities and redemptions of fixed maturities held to maturity	—	798	294	—	1,092
Net derivative instruments settlements	(1)	(10)	(347)	—	(358)
Advances from affiliates	36	—	—	(36)	—
Acquisition of subsidiaries (net of cash acquired of $8)	—	(98)	—	—	(98)
Capital contribution	—	—	(90)	90	—
Other	—	(279)	(60)	—	(339)
Net cash flows from (used for) investing activities	35	(1,463)	(1,308)	54	(2,682)
Cash flows from financing activities
Dividends paid on Common Shares	(484)	—	—	—	(484)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	1	150	—	151
Proceeds from share-based compensation plans	17	—	56	—	73
Advances to affiliates	—	(10)	(26)	36	—
Capital contribution	—	90	—	(90)	—
Net cash flows from (used for) financing activities	(467)	81	169	(54)	(271)
Effect of foreign currency rate changes on cash and cash equivalents	—	(3)	7	—	4
Net increase (decrease) in cash	(222)	168	130	—	76
Cash – beginning of period	106	382	126	—	614
Cash – end of period(3)	$(116)	$550	$256	$—	$690

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2012 and December 31, 2011, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2013.

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

•	general economic and business conditions resulting from volatility in the stock and credit markets and the depth and duration of potential recession;

•
losses arising out of natural or man-made catastrophes such as hurricanes, typhoons, earthquakes, floods, climate change (including effects on weather patterns; greenhouse gases; sea; land and air temperatures; sea levels; and rain and snow), nuclear accidents, or terrorism which could be affected by:

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

•
the uncertainties of the loss-reserving and claims-settlement processes, including the difficulties associated with assessing environmental damage and asbestos-related latent injuries, the impact of aggregate-policy-coverage limits, the impact of bankruptcy protection sought by various asbestos producers and other related businesses, and the timing of loss payments;

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

•
uncertainties relating to governmental, legislative and regulatory policies, developments, actions, investigations, and treaties, which, among other things, could subject us to insurance regulation or taxation in additional jurisdictions or affect our current operations;

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

•
acquisitions made by us performing differently than expected, our failure to realize anticipated expense-related efficiencies or growth from acquisitions, the impact of acquisitions on our pre-existing organization, or announced acquisitions not closing;

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

______________________________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE opened its business office in Bermuda in 1985 and continues to maintain operations in Bermuda. ACE, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries, are a global insurance and reinsurance organization, serving the needs of a diverse group of clients around the world. We are predominantly a global P&C insurance company with both a commercial and specialty product orientation. We offer commercial insurance, specialty products and accident and health (A&H) solutions and are expanding our personal lines and international life insurance businesses. As we have grown, we have developed products and diversified our offerings to meet the needs of our customers. At September 30, 2013, we had total assets of $95 billion and shareholders’ equity of $28 billion.

We operate through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life.

The Insurance – North American P&C segment includes retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions of ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management, loss control and engineering programs, specialty commercial P&C, and A&H coverages to personal lines homeowners, automobile, liability, valuables, and marine coverages. Our wholesale and specialty products include excess and surplus property, D&O, professional liability, inland marine, specialty casualty, environmental, and political risk.

The Insurance – North American Agriculture segment provides coverage for agriculture business, writing a variety of commercial coverages including comprehensive Multiple Peril Crop Insurance (MPCI), crop-hail, and farm P&C insurance protection to customers in the U.S. and Canada through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as specialty P&C insurance coverages offered by ACE Agribusiness to companies that manufacture, process, and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allow companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure.

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the international A&H business of Combined Insurance (Combined); and the wholesale insurance business of ACE Global Markets (AGM). ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O, professional liability, specialty personal lines, and energy products. ACE International expanded its global business through the acquisitions of ABA Seguros on May 2, 2013 and Fianzas Monterrey on April 1, 2013. Refer to Note 2 to the Consolidated Financial Statements for additional information on these acquisitions. The consolidated financial statements include the results of the acquired businesses from the acquisition dates. Our international A&H business primarily focuses on personal accident and supplemental medical. AGM offers specialty products including aviation, marine, financial lines, energy, and political risk.

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, ACE Tempest Re Canada, and the reinsurance operations of AGM. Global Reinsurance provides solutions for customers ranging from small commercial insureds to multinational ceding companies. Global Reinsurance offers products such as property and workers' compensation catastrophe, D&O, professional liability, specialty casualty, and specialty property.

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

For more information on our segments refer to “Segment Information” in our 2012 Form 10-K.

______________________________________________________________________________________________________________________
Financial Highlights for the Three Months Ended September 30, 2013

•	Net income was $916 million compared with $640 million in the prior year period.

•
Total company net premiums written decreased 2.0 percent. On a constant-dollar basis total company net premiums written decreased 0.9 percent.  The constant dollar decrease in net premiums written was primarily due to a $359 million decrease in our Insurance - North American Agriculture segment and a $41 million decrease in our Global Reinsurance segment substantially offset by strong growth in net premiums written in our Insurance - Overseas General and Insurance - North American P&C segments of $233 million (17.4 percent increase) and $129 million (9.4 percent increase), respectively.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $78 million (1.8 percentage points of the combined ratio) and $70 million, respectively, compared with $53 million and $41 million, respectively, in the prior year period.

•	Favorable prior period development pre-tax was $210 million, representing 5.1 percentage points of the combined ratio, compared with $236 million in the prior year period.

•	The P&C combined ratio was 86.5 percent compared with 92.0 percent in the prior year period.

•	The current accident year P&C combined ratio excluding catastrophe losses was 89.8 percent compared with 96.5 percent in the prior year period.

•	The P&C expense ratio was 25.8 percent compared with 23.1 percent in the prior year period primarily due to lower agriculture premiums, which carry a lower expense ratio.

•	Operating cash flow was $928 million.

•
Net investment income was $522 million compared to $533 million in the prior year period due to lower reinvestment rates, lower private equity distributions, and the negative impact of foreign exchange.

__________________________________________________________________________________________________________
Consolidated Operating Results – Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$4,620	$4,716	(2.0)%	$12,809	$12,418	3.2%
Net premiums earned	4,610	4,665	(1.2)%	12,250	11,829	3.6%
Net investment income	522	533	(2.0)%	1,587	1,614	(1.7)%
Net realized gains (losses)	40	(60)	NM	350	(194)	NM
Total revenues	5,172	5,138	0.7%	14,187	13,249	7.1%
Losses and loss expenses	2,655	3,047	(12.9)%	6,831	6,970	(2.0)%
Policy benefits	138	130	6.2%	379	379	—
Policy acquisition costs	678	609	11.3%	1,957	1,810	8.1%
Administrative expenses	563	519	8.5%	1,641	1,543	6.4%
Interest expense	72	63	14.3%	205	187	9.6%
Other (income) expense	(5)	(17)	(70.6)%	22	14	57.1%
Total expenses	4,101	4,351	(5.7)%	11,035	10,903	1.2%
Income before income tax	1,071	787	36.1%	3,152	2,346	34.4%
Income tax expense	155	147	5.4%	392	405	(3.2)%
Net income	$916	$640	43.1%	$2,760	$1,941	42.2%
NM – not meaningful

The following table presents the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net premiums written:
Growth in original currency	(0.9)%	4.0%
Foreign exchange effect	(1.1)%	(0.8)%
Growth as reported in U.S. dollars	(2.0)%	3.2%
Net premiums earned:
Growth in original currency	(0.3)%	4.3%
Foreign exchange effect	(0.9)%	(0.7)%
Growth as reported in U.S. dollars	(1.2)%	3.6%

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written decreased for the three months ended September 30, 2013 and increased for the nine months ended September 30, 2013. The decrease in net premiums written for the three months ended September 30, 2013 is primarily due to lower premium retention in our Insurance – North American Agriculture segment’s MPCI program. Retention for the current year was lower due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased. In addition, the prior year retention was significantly impacted by the drought conditions in the U.S. that required MPCI insurers to retain a greater percentage of premium. Our Global Reinsurance segment also reported a decrease in net premiums written for the three months ended September 30, 2013 due to a non-recurring loss portfolio transfer (LPT) treaty written in the prior year. These decreases were partially offset by higher net premiums written in our Insurance – Overseas General segment driven by strong performance in our retail operations in all of our product lines - P&C, A&H, and personal lines. The acquisitions of ABA Seguros in May 2013 and Fianzas Monterrey in April 2013 (Mexican Acquisitions), and Jaya Proteksi in September 2012 also added to premium growth. Our Insurance – North American P&C segment also reported increases in net premiums written in our retail division from growth across a broad range of our product portfolio including risk management business, specialty casualty, A&H, and professional lines of business reflecting rate increases, exposure changes, strong renewal retention, and new business.

For the nine months ended September 30, 2013, net premiums written increased primarily in our Insurance – Overseas General and Insurance – North American P&C segments due to the factors described above, as well as from higher production in personal lines and property business. This increase was partially offset by lower net premiums written in our Insurance – North American Agriculture segment and, to a lesser extent, our Global Reinsurance segment due to the factors described above. Net premiums written also decreased in the Global Reinsurance segment due to increased property catastrophe cessions to a reinsurance sidecar that more than offset strong renewal retention and new business written.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned decreased for the three months ended September 30, 2013 and increased for the nine months ended September 30, 2013. The decrease in net premiums earned for the three months ended September 30, 2013 is primarily due to our Insurance – North American Agriculture segment from lower written premiums as described above. Our Global Reinsurance segment added to the decline primarily due to a non-recurring LPT treaty written in the prior year period, which was fully earned when written. These decreases were offset by increases in net premiums earned in our Insurance – Overseas General segment driven by strong performance in all product lines and from the acquisitions described above. Our Insurance – North American P&C segment also reported increases in net premiums earned from higher net premiums written as described above. For the nine months ended September 30, 2013, net premiums earned increased primarily in our Insurance – North American P&C and Insurance – Overseas General segments as described above. This increase was partially offset by lower net premiums earned in our Insurance – North American Agriculture and Global Reinsurance segments as described above.

In evaluating our segments excluding Life, we use the combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life segment as we do not use these measures to monitor or manage that segment. The combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

The following table presents our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Loss and loss expense ratio	60.7%	68.9%	59.0%	62.6%
Policy acquisition cost ratio	14.3%	12.7%	15.7%	15.0%
Administrative expense ratio	11.5%	10.4%	12.8%	12.6%
Combined ratio	86.5%	92.0%	87.5%	90.2%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	60.7%	68.9%	59.0%	62.6%
Catastrophe losses and related reinstatement premiums	(1.9)%	(1.3)%	(1.8)%	(1.2)%
Prior period development	5.3%	5.8%	3.9%	4.3%
Loss and loss expense ratio, adjusted	64.1%	73.4%	61.1%	65.7%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $80 million and $193 million for the three and nine months ended September 30, 2013, compared with $55 million and $129 million in the prior year periods, respectively. Catastrophe losses through September 30, 2013 were primarily related to flooding in Canada and Australia and severe weather-related events in the U.S. Catastrophe losses in the prior year periods were primarily related to Hurricane Isaac, flooding in the U.K. and other severe weather-related events in North America. The adjusted loss and loss expense ratio decreased for the three and nine months ended September 30, 2013 primarily due to the U.S. drought conditions in the prior year which unfavorably impacted the prior year ratio.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $210 million and $408 million for the three and nine months ended September 30, 2013, respectively. This compares with net favorable prior period development of $236 million and $442 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three and nine months ended September 30, 2013 was $522 million and $1.6 billion compared with $533 million and $1.6 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio increased for the three and nine months ended September 30, 2013 primarily due to a decrease in net premiums earned and higher agent commissions in our Insurance – North American Agriculture segment's MPCI business. The prior year ratio was favorably impacted by the drought conditions in the U.S. which resulted in higher premium retention and lower agent commissions. This increase was partially offset by a lower policy acquisition cost ratio in our Insurance – Overseas General segment primarily due to the Mexican Acquisitions.

Our administrative expense ratio increased for the three and nine months ended September 30, 2013 primarily due to a decrease in our Insurance – North American Agriculture segment's net premiums earned as well as the impact of lower Administrative and Operating expense (A&O) reimbursements in our MPCI business.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 14.4 percent and 12.4 percent for the three and nine months ended September 30, 2013, respectively. Our effective income tax rate was 18.7 percent and 17.3 percent for the three and nine months ended September 30, 2012, respectively. The effective tax rate was lower due to both net realized gains on derivatives and a higher percentage of earnings being generated in lower tax paying jurisdictions during the current year.

Prior Period Development
The following tables summarize (favorable) and adverse prior period development (PPD) by segment. In the sections following the tables below, significant prior period movements within each reporting segment, principally driven by reserve reviews completed during each respective quarter and year to date periods, are discussed in more detail. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture.

Three Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2013
Insurance – North American P&C	$(21)	$2	$(19)	0.1%
Insurance – North American Agriculture	—	(10)	(10)	2.6%
Insurance – Overseas General	(121)	(28)	(149)	1.9%
Global Reinsurance	(28)	(4)	(32)	1.4%
Total	$(170)	$(40)	$(210)	0.8%
2012
Insurance – North American P&C	$(76)	$(4)	$(80)	0.5%
Insurance – North American Agriculture	—	—	—	—
Insurance – Overseas General	(110)	(25)	(135)	1.8%
Global Reinsurance	(17)	(4)	(21)	1.0%
Total	$(203)	$(33)	$(236)	0.9%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Nine Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2013
Insurance – North American P&C	$(69)	$(37)	$(106)	0.7%
Insurance – North American Agriculture	—	(13)	(13)	4.0%
Insurance – Overseas General	(120)	(103)	(223)	2.8%
Global Reinsurance	(57)	(9)	(66)	2.9%
Total	$(246)	$(162)	$(408)	1.5%
2012
Insurance – North American P&C	$(150)	$(38)	$(188)	1.2%
Insurance – North American Agriculture	—	(11)	(11)	2.4%
Insurance – Overseas General	(110)	(86)	(196)	2.7%
Global Reinsurance	(33)	(14)	(47)	2.1%
Total	$(293)	$(149)	$(442)	1.7%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
2013
For the three months ended September 30, 2013, net favorable PPD was $19 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $21 million on long-tail business, including:

•
Favorable development of $61 million in our medical risk operations, primarily impacting the 2007 to 2009 accident years. Paid and reported loss activity for this business in these accident years continue to be lower than expected and we have increased our weighting applied to experience-based methods;

•
Favorable development of $25 million in our foreign casualty Controlled Master Program and Cash Flow portfolios affecting the 2009 and prior accident years. Paid and reported loss activity for this business in these accident years continue to be lower than expected and we have increased our weighting applied to experience-based methods; and

•
Adverse development of $59 million on our Brandywine environmental liabilities and adverse $2 million for other exposures including unallocated loss adjustment expenses for the runoff operations, impacting accident years 1995 and prior. The increase was due to a number of factors including adverse court rulings, higher future cost estimates, and higher than expected payment activity.

For the nine months ended September 30, 2013, net favorable PPD was $106 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $69 million on long-tail business, including:

•
Favorable development of $61 million in our medical risk operations, primarily impacting the 2007 to 2009 accident years due to the same factors experienced for the three months ended September 30, 2013 as described above;

•
Favorable development of $50 million on our U.S. excess casualty and umbrella businesses primarily affecting the 2007 and prior accident years. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review. In addition, increased weighting was applied to experience-based methods in the current review for these accident periods;

•
Net favorable development of $28 million on our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

•
Favorable development of $40 million related to our annual assessment of multi-claimant events including industrial accidents, impacting the 2012 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Adverse development of $40 million predominantly in workers' compensation, primarily impacting the 2006 and prior accident years. The development was a function of higher than expected reported loss activity, higher allocated loss adjustment expenses, as well as an increase in weighting applied to experience-based methods; and

•	Net favorable development of $28 million across a number of lines and accident years, none of which was significant individually or in the aggregate.

•
Favorable development of $25 million in our foreign casualty Controlled Master Program and Cash Flow portfolios affecting the 2009 and prior accident years due to the same factors experienced for the three months ended September 30, 2013 as described above;

•
Favorable development of $22 million on our surety business primarily affecting the 2011 accident year.  Reported claims to date on the 2011 accident year are lower than historical averages which in turn has generated lower than expected reported loss activity since our prior review;

•
Adverse development of $23 million on our construction business affecting the 2012 and prior accident years.  The adverse development was realized in both our workers' compensation and general liability product lines where loss activity was higher than expected since our prior review; and

•
Net adverse development of $92 million on our Brandywine environmental and run-off portfolios of general liability and workers' compensation, including unallocated loss adjustment expenses, impacting the 1995 and prior accident years. Environmental increased due to a number of factors including adverse court rulings, higher future cost estimates and higher than expected payment activity. Adverse case incurred emergence drove the increase in general liability and workers' compensation.

•
Net favorable development of $37 million on short-tail business primarily in our U.S. retail and wholesale property and inland marine portfolios. Retail property improved across all accident years, primarily in 2010 and 2011, mainly due to favorable case incurred emergence and favorable settlements of several large claims. Wholesale estimates for prior year improved, primarily in the 2011 and 2012 accident years as paid and reported loss activity were lower than expected.

2012
For the three months ended September 30, 2012, net favorable PPD was $80 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $76 million on long-tail business, principally from:

•
Favorable development of $56 million in our medical risk operations, primarily in the 2007 and prior accident years. Reported and paid loss activity for these accident years was lower than expected based on our prior review and our original pricing assumptions.

For the nine months ended September 30, 2012, net favorable PPD was $188 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $150 million on long-tail business, including:

•
Favorable development of $69 million on a collection of portfolios of umbrella and excess casualty business, affecting the 2006 and prior accident years. The favorable development was the function of both the continuation of the lower than expected reported loss activity in the period since our prior review and an increase in weighting applied to experience-based methods, particularly for the 2006 accident year, as these accident periods continued to mature;

•
Favorable development of $56 million in our medical risk operations, primarily in the 2007 and prior accident years due to the same factors experienced for the three months ended September 30, 2012 as described above; and

•
Net favorable development of $39 million on our national accounts portfolios which consists of commercial auto liability, general liability, and workers' compensation lines of business. This favorable development was the net impact of favorable and adverse movements, including:

•
Favorable development of $41 million on the 2011 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Favorable development of $34 million in the 2007 accident year, primarily in workers' compensation. The favorable development was the combined effect of lower than expected incurred loss activity and an increase in weighting applied to experience-based methods; and

•
Adverse development of $36 million affecting the 2006 and prior accident years largely in workers' compensation. The causes for this adverse movement were various and included adverse development on several specific large claims, higher than expected loss activity on certain accident years, an increase in weighting applied to experience-based methods, and a refinement of our treatment of ceded reinsurance recoveries on a few select treaties due to information which became known since our prior review.

•	Favorable development of $38 million on short-tail business, primarily from:

•
Favorable development of $23 million in our general aviation product lines (both hull and liability) affecting the 2009 and prior accident years. Actual paid and incurred loss activity continued to be lower than expected based on long term historical averages leading to a reduction in our estimate of ultimate losses.

Insurance – North American Agriculture
For the three and nine months ended September 30, 2013, favorable PPD was $10 million and $13 million, respectively, compared with favorable PPD of nil and $11 million for the prior year periods, respectively, on short-tail business across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General
2013
For the three months ended September 30, 2013, net favorable PPD was $149 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $121 million on long-tail business, including:

•
Favorable development of $86 million in casualty (primary and excess). Actuarial reviews indicated favorable claim activity of $118 million in accident years 2009 and prior. These reviews reflected an increase in weighting applied to experience-based methods as these accident years continued to mature. Adverse development of $32 million in accident years 2010 to 2012 was primarily due to development on specific individual large claims and also on several accounts now exposed on an excess basis following adverse loss development of the underlying aggregate retention layer; and

•
Favorable development of $35 million in financial lines. Actuarial reviews indicated favorable claim activity of $63 million in accident years 2009 and prior. These reviews reflected an increase in weighting applied to experience-based methods as these accident years continued to mature. Adverse development of $28 million in accident year 2012 was incurred due to notifications on specific large claims.

•
Net favorable development of $28 million on short-tail business primarily in aviation lines, mainly in accident years 2009 and prior. Case specific claim reductions since the last actuarial review was the predominant reason for the releases.

For the nine months ended September 30, 2013, net favorable PPD was $223 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $120 million on long-tail business due to the same factors experienced for the three months ended September 30, 2013 as described above.

•	Net favorable development of $103 million on short-tail business, including:

•
Net favorable development of $47 million in property and marine lines. Favorable development of $34 million was in accident years 2009 to 2012 and was spread across most of the individual property and marine lines. There was no predominant source of this emergence which reflects general favorable experience. Favorable development of $13 million on accident years 2007 and prior was due to developments on specific litigated claims;

•
Net favorable development of $34 million across all other short-tail lines. The favorable development was predominantly for A&H and personal lines businesses in accident years 2010 to 2012. Favorable case developments led to lower experience-based indications in these lines and accident years; and

•
Net favorable development of $22 million in aviation lines, mainly in accident years 2009 and prior. Case specific claim reductions since the last actuarial review was the predominant reason for the releases.

2012
For the three months ended September 30, 2012, net favorable PPD was $135 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $110 million on long-tail business, including:

•
Favorable development of $146 million in casualty (primary and excess) and financial lines in the 2008 and prior accident years. Actuarial reviews indicated favorable claim activity and reflected an increase in weighting applied to experience-based methods as these accident years continued to mature; and

•
Adverse development of $36 million in casualty (mainly primary) and financial lines in the 2009 to 2011 accident years. An actuarial review indicated increased frequency trends in accident year 2011 primary casualty as well as individual large losses in excess of expectations.

•	Net favorable development of $25 million on short-tail business, including:

•
Net favorable development of $13 million in aviation, which is the net result of a $21 million reduction in the 2005 to 2010 accident years, partially offset by increases of $8 million in the 2004 and prior accident years. A claims review provided information on a number of significant claims, which was the predominant source of the changes across all the years; and

•
Favorable development of $13 million in Political Risk business, mainly in the 2008 to 2010 accident years. A review indicated favorable loss activity on smaller claims as well as a reduction in the estimate of a large claim.

For the nine months ended September 30, 2012, net favorable PPD was $196 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $110 million on long-tail business due to the same factors experienced for the three months ended September 30, 2012 as described above.

•	Net favorable development of $86 million on short-tail business, including:

•
Favorable development of $37 million on marine business. Favorable loss emergence across accident years 2008 to 2011 led to lower experience-based indications during actuarial reviews. In addition, case reductions on specific claims in older accident years drove reserve releases;

•
Net favorable development of $25 million in aviation and political lines business, which mainly reflect favorable experience-based indications for the 2005 to 2010 accident years. A claims review provided information on a number of significant claims, which was the predominant source of the changes across all the years; and

•
Net favorable development of $24 million on short-tail property and technical lines, which was the net result of favorable and unfavorable development across a number of accident years. The most significant favorable loss emergence was in the boiler and machinery (B&M) business, driven by better than expected loss activity on large accounts, primarily in accident years 2010 and 2011. Across the fire and energy businesses, adverse movement in accident year 2011 driven by large losses was largely offset by favorable loss emergence in accident years 2008 to 2010.

Global Reinsurance
2013
For the three months ended September 30, 2013, net favorable PPD was $32 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Net favorable development of $28 million on long-tail business primarily on medical malpractice business principally in treaty years 2005 to 2010. Following reserve studies, we reflected an increase in weighting applied to experience-based methods. Since experience has tended to be generally favorable, compared with assumptions, the changes resulted in favorable development.

For the nine months ended September 30, 2013, net favorable PPD was $66 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $57 million on long-tail business, including:

•
Favorable development of $20 million on medical malpractice business principally in treaty years 2005 to 2010 due to the same factors experienced for the three months ended September 30, 2013 as described above; and

•
Favorable development of $43 million comprised of $18 million in the casualty line of business principally in treaty years 2007 and prior, and $25 million in the professional liability/D&O line of business principally in treaty years 2008 and prior. Following reserve studies, we reflected an increase in weighting applied to experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

2012
For the three months ended September 30, 2012, net favorable PPD was $21 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $17 million on long-tail business, primarily from:

•
Favorable development of $18 million on medical malpractice business principally in treaty years 2005 to 2009. Following reserve studies, we reflected an increase in weighting applied to experience-based methods. Since experience has tended to be generally favorable, compared with assumptions, the changes resulted in favorable development.

For the nine months ended September 30, 2012, net favorable PPD was $47 million, which was the net result of several underlying favorable and adverse movements, driven principally by favorable development of $36 million on long-tail business in the casualty line of business principally in treaty years 2007 and prior. Following reserve studies, we reflected an increase in weighting applied to experience-based methods. Since experience had tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

__________________________________________________________________________________________________________
Segment Operating Results – Three and Nine Months Ended September 30, 2013 and 2012
The discussions that follow include tables that show our segment operating results for the three and nine months ended September 30, 2013 and 2012.
We operate through the following business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2012 Form 10-K under Item 1.

Insurance – North American

Insurance – North American P&C
The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions of ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$1,500	$1,373	9.3%	$4,313	$3,915	10.2%
Net premiums earned	1,444	1,306	10.6%	4,210	3,802	10.7%
Losses and loss expenses	963	819	17.6%	2,791	2,474	12.8%
Policy acquisition costs	159	147	8.2%	444	419	6.0%
Administrative expenses	153	148	3.4%	437	451	(3.1)%
Underwriting income	169	192	(12.0)%	538	458	17.5%
Net investment income	254	257	(1.2)%	755	789	(4.3)%
Net realized gains (losses)	9	(2)	NM	63	15	320.0%
Interest expense	3	3	—	4	9	(55.6)%
Other (income) expense	(13)	(13)	—	(38)	(20)	90.0%
Income tax expense	79	129	(38.8)%	264	308	(14.3)%
Net income	$363	$328	10.7%	$1,126	$965	16.7%
Loss and loss expense ratio	66.7%	62.7%		66.3%	65.1%
Policy acquisition cost ratio	11.1%	11.3%		10.6%	11.0%
Administrative expense ratio	10.5%	11.4%		10.3%	11.9%
Combined ratio	88.3%	85.3%		87.2%	88.0%

Net premiums written increased for the three and nine months ended September 30, 2013 in our retail division from growth across a broad range of our product portfolio including our risk management business, specialty casualty, A&H, and professional lines of business reflecting rate increases, exposure changes, strong renewal retention, and new business. Growth in net premiums written for the nine months ended September 30, 2013 also reflected higher property production. In addition, we generated higher personal lines production including growth in the homeowners, automobile, and umbrella business offered through ACE Private Risk Services. Our wholesale and specialty division contributed to the increase in net premiums written for the three and nine months ended September 30, 2013 due to higher production from our property, casualty, and professional lines of business.
Net premiums earned increased for the three and nine months ended September 30, 2013 primarily due to the increase in net premiums written as described above. For the nine month period, growth in net premiums earned for the retail division was partially offset by lower earned premiums from our program business.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Property and all other	$388	$353	9.9%	$1,103	$1,022	7.9%
Casualty	957	860	11.3%	2,826	2,505	12.8%
Personal accident (A&H)	99	93	6.5%	281	275	2.2%
Net premiums earned	$1,444	$1,306	10.6%	$4,210	$3,802	10.7%

	2013 % of Total	2012 % of Total		2013 % of Total	2012 % of Total
Property and all other	27%	27%		26%	27%
Casualty	66%	66%		67%	66%
Personal accident (A&H)	7%	7%		7%	7%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	66.7%	62.7%	66.3%	65.1%
Catastrophe losses and related reinstatement premiums	(1.5)%	(2.8)%	(2.0)%	(2.6)%
Prior period development	1.7%	6.8%	2.7%	5.2%
Loss and loss expense ratio, adjusted	66.9%	66.7%	67.0%	67.7%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $21 million and $82 million for the three and nine months ended September 30, 2013, compared with $37 million and $96 million for the prior year periods, respectively. Catastrophe losses through September 30, 2013 and 2012 were primarily from flooding in Canada and severe weather-related events in the U.S. Net favorable prior period development was $19 million and $106 million for the three and nine months ended September 30, 2013, compared with $80 million and $188 million in the prior year periods, respectively. Net favorable prior period development decreased for the three and nine months ended September 30, 2013 primarily due to adverse development on legacy environmental claims. Refer to the “Prior Period Development” section for additional information. For the three and nine months ended September 30, 2013, the adjusted loss and loss expense ratio benefited from lower loss ratios in several of our professional, personal, and property lines where execution of detailed portfolio management plans has resulted in improved current accident year loss ratio performance. Higher assumed loss portfolio business, which is written at a higher loss ratio than our other types of business, more than offset the benefit of improved accident year loss ratio performance for the three months and only partially offset the benefit for the nine month period.
The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2013 primarily due to growth in certain businesses, primarily risk management, which incur lower acquisition expenses.

The administrative expense ratio decreased for the three and nine months ended September 30, 2013 primarily due to growth in net premiums earned that outpaced the growth in administrative expenses. In addition, the nine months benefited from the favorable impact of a $29 million legal settlement in the current year.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$805	$1,164	(30.8)%	$1,371	$1,775	(22.8)%
Net premiums earned	849	1,166	(27.2)%	1,252	1,609	(22.2)%
Losses and loss expenses (1)	747	1,291	(42.1)%	1,072	1,648	(35.0)%
Policy acquisition costs	32	13	146.2%	56	25	124.0%
Administrative expenses	5	—	NM	13	(3)	NM
Underwriting income (loss)	65	(138)	NM	111	(61)	NM
Net investment income	6	6	—	19	19	—
Net realized gains (losses) (1)	1	1	—	2	1	100.0%
Other (income) expense	8	8	—	24	24	—
Income tax expense (benefit)	14	(48)	NM	24	(29)	NM
Net income (loss)	$50	$(91)	NM	$84	$(36)	NM
Loss and loss expense ratio	88.0%	110.7%		85.6%	102.4%
Policy acquisition cost ratio	3.8%	1.1%		4.4%	1.6%
Administrative expense ratio	0.5%	—		1.1%	(0.2)%
Combined ratio	92.3%	111.8%		91.1%	103.8%

(1)
Losses from fair value changes on crop derivatives are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance - North American Agriculture underwriting income. Refer to Note 7 to the consolidated financial statements for more information on these derivatives.

Net premiums written decreased for the three and nine months ended September 30, 2013 primarily due to lower premium retention in our MPCI program. Retention for the current year was lower due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased. In addition, the prior year retention was significantly impacted by the drought conditions in the U.S. that required MPCI insurers to retain a greater percentage of premium. The decrease in net premiums written also reflects lower production in our MPCI and crop hail business.
Net premiums earned decreased for the three and nine months ended September 30, 2013 primarily due to lower written premiums as described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	88.0%	110.7%	85.6%	102.4%
Catastrophe losses and related reinstatement premiums	(0.3)%	(0.1)%	(0.4)%	(0.4)%
Prior period development	1.2%	—	1.1%	0.6%
Loss and loss expense ratio, adjusted	88.9%	110.6%	86.3%	102.6%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $2 million and $5 million for the three and nine months ended September 30, 2013, compared with $1 million and $7 million for the prior year periods, respectively. Net favorable prior period development was $10 million and $13 million for the three and nine months ended September 30,

2013, compared with nil and $11 million in the prior year periods, respectively. The adjusted loss and loss expense ratio was lower for the three and nine months ended September 30, 2013 due to the impact of the U.S. drought on our MPCI business in the prior year period.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2013 primarily due to lower agent commission accruals in the prior year. The U.S. drought significantly impacted the profitability of the MPCI business in 2012. In years when the MPCI program is in an unprofitable position as defined in the SRA, agent profit share commissions are not paid. The increase for the nine months ended September 30, 2013 also reflects a $14 million benefit in the prior year period related to a revision in estimated agent profit share commissions for the MPCI business.

The administrative expense ratio increased for the three and nine months ended September 30, 2013 primarily reflecting higher Administrative and Operating expense (A&O) reimbursements on the MPCI business in the prior year mainly due to additional reimbursements earned for high loss ratio states and underserved states.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$1,571	$1,384	13.5%	$4,821	$4,387	9.9%
Net premiums earned	1,611	1,432	12.5%	4,633	4,243	9.2%
Losses and loss expenses	712	622	14.5%	2,227	2,030	9.7%
Policy acquisition costs	349	329	6.1%	1,048	996	5.2%
Administrative expenses	263	234	12.4%	750	696	7.8%
Underwriting income	287	247	16.2%	608	521	16.7%
Net investment income	128	127	0.8%	396	386	2.6%
Net realized gains (losses)	(8)	13	NM	34	59	(42.4)%
Interest expense	1	2	(50.0)%	4	4	—
Other (income) expense	14	(3)	NM	30	3	NM
Income tax expense	78	77	1.3%	174	166	4.8%
Net income	$314	$311	1.0%	$830	$793	4.7%
Loss and loss expense ratio	44.2%	43.4%		48.1%	47.8%
Policy acquisition cost ratio	21.6%	23.1%		22.6%	23.5%
Administrative expense ratio	16.4%	16.2%		16.2%	16.4%
Combined ratio	82.2%	82.7%		86.9%	87.7%

Insurance – Overseas General conducts business internationally and in most major foreign currencies.
The following table summarizes by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	P&C	A&H	Total	P&C	A&H	Total
Net premiums written:
Growth in original currency	23.2%	7.5%	17.4%	16.0%	5.7%	12.2%
Foreign exchange effect	(4.6)%	(2.8)%	(3.9)%	(2.9)%	(1.4)%	(2.3)%
Growth as reported in U.S. dollars	18.6%	4.7%	13.5%	13.1%	4.3%	9.9%
Net premiums earned:
Growth in original currency	20.9%	6.0%	15.4%	16.1%	3.4%	11.4%
Foreign exchange effect	(3.2)%	(2.5)%	(2.9)%	(2.8)%	(1.2)%	(2.2)%
Growth as reported in U.S. dollars	17.7%	3.5%	12.5%	13.3%	2.2%	9.2%

Net premiums written increased for the three and nine months ended September 30, 2013 driven by strong performance in our retail operations and from acquisitions. Growth was reported in our retail operations in all of our product lines – P&C, A&H, and personal lines. P&C growth was reported across all regions of our retail operations driven by strong renewal retention and improved new business writings. A&H growth was primarily driven by strong results in Latin America, Asia, and Europe. Personal lines growth reflected new business opportunities in Europe, Latin America, and Asia. In addition, the acquisitions of ABA Seguros in May 2013 and Fianzas Monterrey in April 2013, and Jaya Proteksi in September 2012 added to premium growth. The unfavorable impact of foreign exchange partially offset this growth.
Net premiums earned increased for the three and nine months ended September 30, 2013 driven by strong performance in all product lines and from the acquisitions described above. Regionally, the increase was in our European, Latin American, and Asian operations. This growth was partially offset by the unfavorable impact of foreign exchange.
The following tables present a line of business breakdown of Insurance – Overseas General net premiums earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Property and all other	$689	$547	26.0%	$1,932	$1,637	18.0%
Casualty	375	356	5.3%	1,088	1,027	5.9%
Personal accident (A&H)	547	529	3.4%	1,613	1,579	2.2%
Net premiums earned	$1,611	$1,432	12.5%	$4,633	$4,243	9.2%

	2013 % of Total	2012 % of Total		2013 % of Total	2012 % of Total
Property and all other	43%	38%		42%	39%
Casualty	23%	25%		23%	24%
Personal accident (A&H)	34%	37%		35%	37%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	44.2%	43.4%	48.1%	47.8%
Catastrophe losses and related reinstatement premiums	(2.0)%	(0.3)%	(1.6)%	(0.3)%
Prior period development	9.2%	9.5%	4.8%	4.7%
Loss and loss expense ratio, adjusted	51.4%	52.6%	51.3%	52.2%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $33 million and $71 million for the three and nine months ended September 30, 2013, compared with $4 million and $11 million in the prior year periods, respectively. Catastrophe losses through September 30, 2013 were primarily related to flooding in Australia, Europe, and Canada; hurricanes in Latin America; and the earthquake in New Zealand. Catastrophe losses through September 30, 2012 were primarily related to Hurricane Isaac and flooding in the U.K. Net favorable prior period development was $149 million and $223 million for the three and nine months ended September 30, 2013, compared with $135 million and $196 million in the prior year periods, respectively. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three and nine months ended September 30, 2013 due primarily to the reduction in the current accident year loss ratio in A&H and Personal lines, a favorable change in the mix of business, and large property losses in the prior year which unfavorably impacted the prior year ratio.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2013 primarily due to the Mexican Acquisitions. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the Mexican Acquisitions are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies.
The administrative expense ratio increased slightly for the three months ended September 30, 2013 due to increased spending to support business growth. This increased spending was more than offset for the nine months ended September 30, 2013 due to the acquisitions described above, which generate lower expenses than our other businesses, and A&H regulatory fees paid in Europe in the prior year period.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$265	$307	(13.6)%	$836	$879	(4.8)%
Net premiums earned	239	281	(15.0)%	731	748	(2.3)%
Losses and loss expenses	93	151	(38.4)%	292	355	(17.7)%
Policy acquisition costs	52	40	30.0%	148	125	18.4%
Administrative expenses	12	13	(7.7)%	36	38	(5.3)%
Underwriting income	82	77	6.5%	255	230	10.9%
Net investment income	66	72	(8.3)%	209	213	(1.9)%
Net realized gains (losses)	(5)	(2)	150.0%	46	(6)	NM
Interest expense	2	1	100.0%	4	3	33.3%
Other (income) expense	(7)	(5)	40.0%	(13)	(7)	85.7%
Income tax expense	16	11	45.5%	31	17	82.4%
Net income	$132	$140	(5.7)%	$488	$424	15.1%
Loss and loss expense ratio	38.9%	53.9%		39.9%	47.4%
Policy acquisition cost ratio	21.7%	14.1%		20.2%	16.7%
Administrative expense ratio	5.2%	4.7%		5.0%	5.1%
Combined ratio	65.8%	72.7%		65.1%	69.2%

Net premiums written decreased for the three and nine months ended September 30, 2013 due to a non-recurring LPT treaty written in the prior year period. In addition, for the nine months ended September 30, 2013, net premiums written decreased due to increased property catastrophe cessions to a newly formed sidecar, Altair Re, that more than offset strong renewal retention and new business written, primarily in our U.S. property and U.S. automobile lines of business.

Net premiums earned decreased for the three and nine months ended September 30, 2013 due to a non-recurring LPT treaty written in the prior year period, which was fully earned when written and, to a lesser extent, the higher property catastrophe cessions noted above. This decrease was partially offset for the nine months ended September 30, 2013, by higher net premiums earned in our U.S. property lines due to higher premiums written in the current and prior years.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD -13 vs. YTD -12
Property and all other	$66	$54	22.2%	$185	$138	34.1%
Casualty	98	150	(34.7)%	323	393	(17.8)%
Property catastrophe	75	77	(2.6)%	223	217	2.8%
Net premiums earned	$239	$281	(15.0)%	$731	$748	(2.3)%

	2013 % of Total	2012 % of Total		2013 % of Total	2012 % of Total
Property and all other	28%	19%		25%	18%
Casualty	41%	53%		44%	53%
Property catastrophe	31%	28%		31%	29%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Loss and loss expense ratio, as reported	38.9%	53.9%	39.9%	47.4%
Catastrophe losses and related reinstatement premiums	(9.3)%	(4.3)%	(4.5)%	(1.9)%
Prior period development	15.0%	8.1%	9.5%	6.5%
Loss and loss expense ratio, adjusted	44.6%	57.7%	44.9%	52.0%
Net pre-tax catastrophe losses were $24 million and $35 million for the three and nine months ended September 30, 2013, respectively, compared with $13 million and $15 million in the prior year periods, respectively. Catastrophe losses through September 30, 2013 were primarily related to flooding in Canada and Europe. Catastrophe losses through September 30, 2012 were primarily from Hurricane Isaac and other North American weather-related events. Net favorable prior period development was $32 million and $66 million for the three and nine months ended September 30, 2013, respectively (both of which are net of $8 million of unfavorable premium adjustments to loss sensitive treaties). This compares with $21 million and $47 million in the prior year periods, respectively (both of which are net of $4 million of unfavorable premium adjustments to loss sensitive treaties). Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased for the three and nine months ended September 30, 2013 primarily due to the prior year LPT treaty which unfavorably impacted the prior year ratio. In addition, the adjusted loss and loss expense ratio decreased due to a change in the mix of business towards lower loss ratio products and favorable current accident year loss experience.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2013 due to a change in the mix of business towards products that have a higher acquisition cost ratio as well as the LPT treaty written in the prior year, which did not generate acquisition costs.

The administrative expense ratio increased for the three months ended September 30, 2013 primarily as a result of the decrease in net premiums earned. The administrative expense ratio was relatively flat for the nine months ended September 30, 2013.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
Net premiums written	$479	$488	(1.9)%	$1,468	$1,462	0.4%
Net premiums earned	467	480	(2.7)%	1,424	1,427	(0.2)%
Losses and loss expenses	141	164	(14.0)%	443	463	(4.3)%
Policy benefits	138	130	6.2%	379	379	—
(Gains) losses from fair value changes in separate account assets(1)	(14)	(14)	—	(7)	(18)	(61.1)%
Policy acquisition costs	86	80	7.5%	261	244	7.0%
Administrative expenses	85	81	4.9%	256	237	8.0%
Net investment income	61	63	(3.2)%	187	186	0.5%
Life underwriting income	92	102	(9.8)%	279	308	(9.4)%
Net realized gains (losses)	43	(71)	NM	206	(261)	NM
Interest expense	4	3	33.3%	12	9	33.3%
Other (income) expense(1)	4	—	NM	7	14	(50.0)%
Income tax expense	10	14	(28.6)%	33	44	(25.0)%
Net income (loss)	$117	$14	NM	$433	$(20)	NM

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

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	Q-13 vs. Q-12	2013	2012	YTD-13 vs. YTD-12
A&H	$246	$255	(3.5)%	$759	$742	2.3%
Life insurance	163	156	4.5%	493	482	2.3%
Life reinsurance	70	77	(9.1)%	216	238	(9.2)%
Net premiums written (excludes deposits below)	$479	$488	(1.9)%	$1,468	$1,462	0.4%

Deposits collected on universal life and investment contracts	$183	$151	21.2%	$607	$412	47.3%

A&H net premiums written decreased for the three months ended September 30, 2013 due primarily to a catch-up in premium registrations in the prior year period. A&H net premiums written increased for the nine months ended September 30, 2013 due to growth in certain program business and improved new business production. Life insurance net premiums written increased for the three and nine months ended September 30, 2013 primarily due to growth in our Asian markets. Life reinsurance net premiums written decreased for the three and nine months ended September 30, 2013 because no new life reinsurance business is currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. The increase in life deposits collected for the three and nine months ended September 30, 2013 is primarily due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three and nine months ended September 30, 2013, realized gains of $138 million and $608 million, respectively, were associated with net decreases in the value of GLB liabilities; these decreases were primarily due to rising equity levels, higher interest rates, and a weakening yen, partially offset by an increased value of GLB liabilities due to the unfavorable impact of discounting future claims for one and three fewer quarters, respectively. In addition, we experienced realized losses of $95 million and $413 million for the three and nine months ended September 30, 2013, respectively, due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

______________________________________________________________________________________________________________________
Other (Income) and Expense Items

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U. S. dollars)	2013	2012	2013	2012
Amortization of intangible assets	$30	$12	$68	$36
Equity in net (income) loss of partially-owned entities	(32)	(33)	(81)	(47)
(Gains) losses from fair value changes in separate account assets	(14)	(14)	(7)	(18)
Federal excise and capital taxes	7	7	18	16
Acquisition-related costs	1	8	3	11
Other	3	3	21	16
Other (income) expense	$(5)	$(17)	$22	$14

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

The following table presents, as of September 30, 2013, the estimated pre-tax amortization expense related to intangible assets for the fourth quarter of 2013 and the next five years:

For the Year Ending December 31	Amortization of intangible assets
(in millions of U.S. dollars)
Fourth quarter of 2013	$27
2014	83
2015	65
2016	55
2017	49
2018	44
Total	$323

______________________________________________________________________________________________________________________
Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Fixed maturities	$516	$534	$1,550	$1,605
Short-term investments	7	2	20	20
Equity securities	9	8	29	25
Other investments	19	19	76	47
Gross investment income	551	563	1,675	1,697
Investment expenses	(29)	(30)	(88)	(83)
Net investment income	$522	$533	$1,587	$1,614

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased two percent for both the three and nine months ended September 30, 2013, compared with the prior year periods. The decline in net investment income for the three months ended September 30, 2013 was primarily due to lower reinvestment rates, lower private equity distributions, and the negative impact of foreign exchange, partially offset by a higher overall invested asset base. The decline in net investment income for the nine months ended September 30, 2013 was primarily due to lower reinvestment rates partially offset by a higher overall invested asset base and to a lesser extent, higher private equity and other distributions.

The investment portfolio’s average market yield on fixed maturities was 2.9 percent and 2.2 percent at September 30, 2013 and 2012, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.3 percent and 1.2 percent yields on short-term investments for the three and nine months ended September 30, 2013, respectively, reflect the global nature of our insurance operations. For example, yields on short-term investments in Malaysia, Mexico, and Indonesia range from 3.0 percent to 6.0 percent.

The yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. The preferred equity securities and strategic emerging debt portfolio represent approximately 56 percent of our equity securities portfolio.

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

The following tables present our pre-tax net realized and unrealized gains (losses) on investments for the periods indicated:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$17	$(4)	$13	$47	$642	$689
Fixed income derivatives	4	—	4	4	—	4
Total fixed maturities	21	(4)	17	51	642	693
Public equity	7	2	9	2	23	25
Private equity	—	(6)	(6)	—	10	10
Other	—	—	—	1	4	5
Subtotal	28	(8)	20	54	679	733
Derivatives
Fair value adjustment on insurance derivatives	134	—	134	83	—	83
S&P put option and futures	(95)	—	(95)	(147)	—	(147)
Fair value adjustment on other derivatives	(1)	—	(1)	—	—	—
Subtotal derivatives	38	—	38	(64)	—	(64)
Foreign exchange losses	(26)	—	(26)	(50)	—	(50)
Total gains (losses)	$40	$(8)	$32	$(60)	$679	$619

(1)	For the three months ended September 30, 2013 and 2012 other-than-temporary impairments include $4 million and $10 million, respectively, for fixed maturities.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$84	$(1,661)	$(1,577)	$149	$1,136	$1,285
Fixed income derivatives	62	—	62	(3)	—	(3)
Total fixed maturities	146	(1,661)	(1,515)	146	1,136	1,282
Public equity	13	(41)	(28)	(2)	52	50
Private equity	(2)	34	32	(7)	33	26
Other	—	1	1	1	5	6
Subtotal	157	(1,667)	(1,510)	138	1,226	1,364
Derivatives
Fair value adjustment on insurance derivatives	563	—	563	44	—	44
S&P put option and futures	(413)	—	(413)	(308)	—	(308)
Fair value adjustment on other derivatives	(2)	—	(2)	(4)	—	(4)
Subtotal derivatives	148	—	148	(268)	—	(268)
Foreign exchange gains (losses)	45	—	45	(64)	—	(64)
Total gains (losses)	$350	$(1,667)	$(1,317)	$(194)	$1,226	$1,032

(1)
For the nine months ended September 30, 2013 other-than-temporary impairments includes $11 million for fixed maturities, $2 million for private equity, and $1 million for public equity. For the nine months ended September 30, 2012 other-than-temporary impairments includes $18 million for fixed maturities, $7 million for private equity, and $5 million for public equity.

At September 30, 2013, our investment portfolios held by U.S. legal entities included approximately $188 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $66 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments to other institutions for short periods of time. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $3 million at September 30, 2013. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

______________________________________________________________________________________________________________________
Investments
Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years and 3.9 years at September 30, 2013 and December 31, 2012, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.3 billion at September 30, 2013.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2013		December 31, 2012
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$48,529	$47,481	$47,306	$44,666
Fixed maturities held to maturity	6,493	6,306	7,633	7,270
Short-term investments	1,774	1,774	2,228	2,228
	56,796	55,561	57,167	54,164
Equity securities	831	835	744	707
Other investments	2,902	2,616	2,716	2,465
Total investments	$60,529	$59,012	$60,627	$57,336

The fair value of our total investments decreased $98 million during the nine months ended September 30, 2013, primarily due to the negative impact of rising interest rates on the valuation of our portfolio and unfavorable foreign exchange, partially offset by the investing of operating cash flows.

The following tables show the market value of our fixed maturities and short-term investments at September 30, 2013 and December 31, 2012. The first table lists investments according to type and the second according to S&P credit rating:

	September 30, 2013		December 31, 2012
(in millions of U.S. dollars, except for percentages)	Market Value	Percentage of Total	Market Value	Percentage of Total
Treasury	$2,367	4%	$2,794	5%
Agency	1,471	3%	2,024	4%
Corporate and asset-backed securities	19,313	34%	18,983	33%
Mortgage-backed securities	11,862	21%	12,589	22%
Municipal	4,496	8%	3,872	7%
Non-U.S.	15,513	27%	14,677	25%
Short-term investments	1,774	3%	2,228	4%
Total	$56,796	100%	$57,167	100%
AAA	$9,089	16%	$9,285	16%
AA	20,716	36%	22,014	39%
A	11,267	20%	10,760	19%
BBB	7,147	13%	6,591	12%
BB	4,120	7%	4,146	7%
B	4,088	7%	3,846	6%
Other	369	1%	525	1%
Total	$56,796	100%	$57,167	100%

Corporate and asset-backed securities
The table below summarizes our ten largest global exposures to corporate bonds by market value at September 30, 2013:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$490
Goldman Sachs Group Inc	432
General Electric Co	390
Verizon Communications Inc	287
Citigroup Inc	279
Morgan Stanley	274
Bank of America Corp	259
Wells Fargo & Co	237
HSBC Holdings Plc	222
AT&T INC	211
______________________________________________________________________________________________________________________

Mortgage-backed securities
Additional details on the mortgage-backed component of our investment portfolio at September 30, 2013, are provided below:

	S&P Credit Rating
	Market Value						Amortized Cost
(in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total

Agency residential mortgage-backed (RMBS)	$—	$9,965	$—	$—	$—	$9,965	$9,853
Non-agency RMBS	60	9	28	20	191	308	315
Commercial mortgage-backed	1,557	15	10	7	—	1,589	1,567
Total mortgage-backed securities	$1,617	$9,989	$38	$27	$191	$11,862	$11,735

Municipal
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

Non-U.S.
Our exposure to the Euro results primarily from ACE European Group which is headquartered in London and offers a broad range of coverages throughout the European Union, Central, and Eastern Europe. Our gross and net Eurozone non-U.S. securities exposure is the same. ACE primarily invests in Euro denominated investments to support its local currency insurance obligations and required capital levels. ACE’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

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

The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,192	$1,192
Republic of Korea	647	617
Canada	580	574
United Mexican States	489	489
Germany	452	450
Province of Ontario	336	330
Japan	302	302
Federative Republic of Brazil	273	275
Province of Quebec	271	267
Kingdom of Thailand	246	248
Other Non-U.S. Government(1)	2,484	2,451
Total	$7,272	$7,195

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The table below summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,454	$1,384
Canada	1,073	1,028
Australia	690	673
United States	564	541
France	537	518
Netherlands	512	495
Germany	472	453
Supranational	266	257
Switzerland	216	205
Sweden	214	207
Other Non-U.S. Corporates	2,243	2,214
Total	$8,241	$7,975

The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At September 30, 2013, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes approximately 1,100 issuers, with the greatest single exposure being $97 million.

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

____________________________________________________________________________________________________________
Critical Accounting Estimates
As of September 30, 2013, there were no material changes to our critical accounting estimates. For full discussion of our critical accounting estimates, refer to Item 7 in our 2012 Form 10-K.

Reinsurance recoverable on ceded reinsurance
The following table presents a composition of our reinsurance recoverable for the periods indicated:

	September 30	December 31
(in millions of U.S. dollars)	2013	2012
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,819	$11,399
Reinsurance recoverable on paid losses and loss expenses (1)	658	679
Net reinsurance recoverable on losses and loss expenses	$11,477	$12,078
Reinsurance recoverable on policy benefits	$237	$241

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers.  The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.5 billion of collateral at both September 30, 2013 and December 31, 2012. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to lower MPCI losses, collections relating to run-off operations, favorable PPD, and lower natural catastrophe losses.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). At September 30, 2013, our gross unpaid loss and loss expense reserves were $37.9 billion and our net unpaid loss and loss expense reserves were $27.1 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2012	$37,946	$11,399	$26,547
Losses and loss expenses incurred	9,107	2,276	6,831
Losses and loss expenses paid	(9,069)	(2,815)	(6,254)
Other (including foreign exchange translation)	(102)	(41)	(61)
Balance at September 30, 2013	$37,882	$10,819	$27,063

(1)	Net of provision for uncollectible reinsurance

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual.

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	September 30, 2013			December 31, 2012
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,592	$4,830	$11,762	$16,804	$5,406	$11,398
IBNR reserves	21,290	5,989	15,301	21,142	5,993	15,149
Total	$37,882	$10,819	$27,063	$37,946	$11,399	$26,547

Asbestos and Environmental (A&E) and Other Run-off Liabilities
During the three months ended September 30, 2013, an internal review was conducted to evaluate the adequacy of environmental liabilities. As a result of the internal review, we increased environmental gross reserves for Brandywine operations by $102 million while the net loss reserves increased by $59 million. Refer to our 2012 Form 10-K for additional information on A&E and Other Run-off Liabilities.

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

At September 30, 2013, Level 3 assets represented five percent of assets that are measured at fair value and three percent of total assets. At September 30, 2013, Level 3 liabilities represented 100 percent of liabilities that are measured at fair value and one percent of our total liabilities. During the three and nine months ended September 30, 2013, we transferred assets of $14 million and $77 million, respectively, into our Level 3 assets from other levels of the valuation hierarchy. During the three and nine months ended September 30, 2013, we transferred assets of $11 million and $82 million, respectively, out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three and nine months ended September 30, 2013 and 2012.

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

During the nine months ended September 30, 2013, no material changes were made to actuarial or behavioral assumptions.

During the three and nine months ended September 30, 2013, realized gains of $138 million and $608 million, respectively, were associated with a decreased value of GLB liabilities primarily due to rising equity levels and the favorable impact of foreign exchange and interest rate movements partially offset by the impact of discounting future claims for one and three fewer quarters, respectively. This excludes realized losses of $95 million and $413 million during the three and nine months ended September 30, 2013, respectively, on derivative hedge instruments held to partially offset the risk in the VA guarantee reinsurance portfolio. These derivatives do not receive hedge accounting treatment. Refer to the “Net Realized and Unrealized Gains (Losses)” section for a breakdown of the realized gains (losses) on GLB reinsurance and derivatives for the three and nine months ended September 30, 2013 and 2012.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). The different categories of claim limits are described below:

•
Reinsurance programs covering guaranteed minimum death benefits (GMDB) with an annual claim limit of two percent of account value. This category accounts for approximately 60 percent of the total reinsured GMDB guaranteed value. Approximately two percent of the guaranteed value in this category has additional reinsurance coverage for GLB.

•
Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 25 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 65 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 45 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $383 million as of September 30, 2013. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value asset of $17 million and $24 million at September 30, 2013 and December 31, 2012, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
September 30, 2013 and prior	25%
Remainder of 2013	5%
2014	18%
2015	6%
2016	6%
2017	19%
2018	15%
2019	5%
2020 and after	1%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2013	2012	2013	2012
Death Benefits (GMDB)
Premium	$19	$21	$59	$64
Less paid claims	11	24	53	76
Net	$8	$(3)	$6	$(12)
Living Benefits (Includes GMIB and GMAB)
Premium	$37	$40	$113	$120
Less paid claims	6	4	19	6
Net	$31	$36	$94	$114
Total VA Guaranteed Benefits
Premium	$56	$61	$172	$184
Less paid claims	17	28	72	82
Net	$39	$33	$100	$102
Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $49 million of claims and $70 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. Approximately 75 percent of our living benefit reinsurance clients’ policyholders are currently ineligible to trigger a claim payment. The vast majority of these policyholders become eligible between years 2013 and 2018. At current market levels, we expect approximately $8 million of claims and $138 million of premium on living benefits over the next 12 months.

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

____________________________________________________________________________________________________________
Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The following modeled loss information reflects our in-force portfolio and reinsurance program at July 1, 2013.

The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at September 30, 2013 and 2012. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at September 30, 2013 and 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $1,693 million (or 6.0 percent of our total shareholders’ equity at September 30, 2013). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately one percent.

	U.S. Hurricanes				California Earthquakes
	September 30			September 30	September 30			September 30
	2013			2012	2013			2012
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,693	6.0%	1.0%	$1,743	$771	2.7%	1.9%	$820
1-in-250	$2,268	8.0%	1.0%	$2,325	$1,015	3.6%	1.6%	$1,094

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

There were no significant changes to ACE's coverage under its North American Core Property Catastrophe Program during the third quarter.  However, with respect to our International Property Catastrophe Program, we renewed the layers of reinsurance protection in excess of $150 million on our Core Program for the period from July 1, 2013 through June 30, 2014. We expanded our all perils coverage from $250 million to $350 million (by expanding perils covered in what was historically the $300 million to $450 million layer) and eliminated the $500 million to $550 million layer of coverage. There is an additional $75 million global top layer that continues to sit above the International Property Catastrophe Program and the North American Core Program that expires at January 1st and now attaches at $500 million on our International Program. There were no other significant changes in coverage from the expiring program. Refer to our 2012 Form 10-K for additional information.

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

______________________________________________________________________________________________________________________
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At September 30, 2013, our available credit lines totaled $1.9 billion and usage to support issued letters of credit was $1.3 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2014 and 2017 and require that we maintain certain financial covenants, all of which we met at September 30,

2013. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2012 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2013, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the nine months ended September 30, 2013 and 2012.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited did not receive any dividends from AGM or ACE INA during the nine months ended September 30, 2013 and 2012. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources.

Cash Flows
Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2013 and 2012.

Our consolidated net cash flows from operating activities were $2.7 billion in the nine months ended September 30, 2013, compared with $3.0 billion in the prior year period. The decrease in operating cash flows was primarily due to $539 million of higher premiums remitted to the federal government under the MPCI program in 2013 relative to the prior year period. Prior year remittances were primarily paid in the fourth quarter 2012. The decrease was partially offset by lower income taxes paid of $173 million.

Our consolidated net cash flows used for investing activities were $3.1 billion in the nine months ended September 30, 2013, compared with $2.7 billion in the prior year period. The increase in cash flows used for investing activities was primarily due to the acquisitions of ABA Seguros and Fianzas Monterrey in the second quarter 2013.

Our consolidated net cash flows from financing activities were $552 million in the nine months ended September 30, 2013, compared with net cash flows used for financing activities of $271 million in the prior year period. Financing cash flows for the nine months ended September 30, 2013 included $947 million of proceeds from the issuance of long-term debt. Refer to Note 6 to the Consolidated Financial Statements for additional information on the long-term debt issuance. The prior year period financing cash flows included $151 million of proceeds from the issuance of short-term debt, net of repayments. Share repurchases and dividends paid on Common Shares were $233 million and $343 million, respectively, in the nine months ended September 30, 2013, compared with $11 million and $484 million, respectively, in the nine months ended September 30, 2012. Dividends paid on Common Shares decreased due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid during the first quarter 2013.

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

In the current low interest rate environment, we utilize repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At September 30, 2013, there were $1.4 billion in repurchase agreements outstanding.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources:

	September 30	December 31
(in millions of U.S. dollars, except for percentages)	2013	2012
Short-term debt	$1,902	$1,401
Long-term debt	3,807	3,360
Total debt	5,709	4,761
Trust preferred securities	309	309
Total shareholders’ equity	28,218	27,531
Total capitalization	$34,236	$32,601
Ratio of debt to total capitalization	16.7%	14.6%
Ratio of debt plus trust preferred securities to total capitalization	17.6%	15.6%

In June 2013, we reclassified $500 million of 5.875 percent senior notes, due to mature on June 15, 2014, from Long-term debt to Short-term debt in the consolidated balance sheet.

Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization increased primarily due to the issuance of $475 million of 2.7 percent senior notes due March 2023 and $475 million of 4.15 percent senior notes due March 2043 during the nine months ended September 30, 2013. The proceeds from the debt issuance are expected to be used to repay at maturity the $500 million 5.875 percent senior notes due June 2014 and the $450 million 5.6 percent senior notes due May 2015.

The following table reports the significant movements in our shareholders’ equity:

Nine Months Ended
(in millions of U.S. dollars)	September 30, 2013
Balance – beginning of period	$27,531
Net income	2,760
Change in net unrealized depreciation on investments, net of tax	(1,314)
Dividends on Common Shares	(518)
Change in net cumulative translation, net of tax	(210)
Repurchase of shares	(233)
Share-based compensation expense	138
Exercise of stock options	65
Other movements, net of tax	(1)
Balance – end of period	$28,218

During the nine months ended September 30, 2013, we repurchased $233 million of Common Shares in a series of open market transactions under the November 2012, August 2011 and November 2010 Board of Directors authorizations, primarily to offset dilution from our incentive compensation plans. At September 30, 2013, $228 million in share repurchase authorizations remained through December 31, 2013. At September 30, 2013 there were 2,762,440 Common Shares in treasury with a weighted average cost of $80.27 per share.

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

The annual dividend approved in May 2013 is payable in four quarterly installments, with each installment equaling $0.51 per share, provided that the Swiss franc equivalent of that amount per share (based on the then-current USD/CHF exchange rate), taken together with the Swiss franc equivalents of all other installments of this annual dividend, will not exceed 150 percent of CHF 1.92 (the aggregate distribution cap). If the Swiss franc equivalent of an upcoming dividend installment would cause the aggregate distribution cap to be exceeded, then that dividend installment will be reduced to equal the Swiss franc amount remaining available under the aggregate distribution cap, and the U.S. dollar amount distributed for that installment will be the then-applicable U.S. dollar equivalent of the remaining Swiss franc amount.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
March 28, 2013	April 12, 2013	$0.49 (CHF 0.46)
July 23, 2013	August 13, 2013	$0.51 (CHF 0.48)
September 30, 2013	October 21, 2013	$0.51 (CHF 0.46)

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

At September 30, 2013, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit growth somewhat lower than historical average levels. Management regularly examines both quantitative and qualitative analysis and for the quarter ended September 30, 2013, determined that no change to the benefit ratio was warranted. The benefit ratio used to establish the benefit reserves at September 30, 2013, has averaged less than 1/4 standard deviation from the calculated benefit ratios, averaging the periodic results from a 2-year rolling period ending September 30, 2013.

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

The benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish the benefit reserves at September 30, 2013 and show the sensitivity, at September 30, 2013, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until after September 30, 2013). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the fourth quarter to various changes, it is necessary to assume an additional $25 million to $55 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$396	$211	$(36)	$(343)	$(722)	$(1,170)
	Increase/(decrease) in hedge value	(163)	(1)	163	331	503	681
	Increase/(decrease) in net income	$233	$210	$127	$(12)	$(219)	$(489)
Flat	(Increase)/decrease in Gross FVL	$236	$—	$(298)	$(671)	$(1,116)	$(1,625)
	Increase/(decrease) in hedge value	(162)	—	165	333	506	685
	Increase/(decrease) in net income	$74	$—	$(133)	$(338)	$(610)	$(940)
-100 bps	(Increase)/decrease in Gross FVL	$(22)	$(313)	$(683)	$(1,132)	$(1,648)	$(2,218)
	Increase/(decrease) in hedge value	(162)	1	167	336	510	689
	Increase/(decrease) in net income	$(184)	$(312)	$(516)	$(796)	$(1,138)	$(1,529)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$94	$(107)	$(2)	$1	$(21)	$19
	Increase/(decrease) in hedge value	—	—	—	—	2	(2)
	Increase/(decrease) in net income	$94	$(107)	$(2)	$1	$(19)	$17

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$24	$12	$(12)	$(25)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$24	$12	$(12)	$(25)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$258	$144	$(181)	$(411)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$258	$144	$(181)	$(411)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(244)	$(139)	$176	$351
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(244)	$(139)	$176	$351

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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from September 30, 2013 market levels.

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

Variable Annuity Net Amount at Risk
The tables below present the net amount at risk at September 30, 2013 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the consolidated financial statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$502	$751	$1,292	$1,892	$1,911	$1,628
Claims at 100% immediate mortality	790	618	361	296	265	239

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$67	$220	$800	$1,701	$2,491	$2,749

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$55	$85	$125	$165	$200	$232
GLB net amount at risk	78	241	694	1,336	1,959	2,388
Claims at 100% immediate mortality	37	199	552	792	1,006	1,186

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

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2013. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 d) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to “Risk Factors” under Item 1A of Part I of our 2012 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2012 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
July 1 through July 31	2,347	$89.41	—	$249	million
August 1 through August 31	188,734	$89.64	188,544	$232	million
September 1 through September 30	51,067	$87.93	50,000	$228	million
Total	242,148		238,544

(1) This column primarily represents open market share repurchases. Other activity during the three months ended September 30, 2013 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.
(2) The aggregate value of shares purchased in the three months ended September 30, 2013 as part of the publicly announced plan was $21 million.
(3) Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. The $228 million of remaining authorizations as of September 30, 2013 expire on December 31, 2013.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

October 30, 2013	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

October 30, 2013	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	October 1, 2013

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 16, 2013

4.1	Articles of Association of the Company, as amended and restated	8-K	4	October 1, 2013

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 16, 2013

4.3	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.4	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.5	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

10.1*	Description of Directors Compensation				X

10.2*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan				X

10.3*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan				X

10.4*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan				X

10.5*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)				X

10.6*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)				X

10.7*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)				X

10.8*	Separation and Release Agreement between the Company and Robert Cusumano, dated July 24, 2013				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements
X
* Management Contract or Compensation Plan