Form 10-K
period 2013-12-31
ACE Ltd
filed 2014-02-28
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
+41 (0)43 456 76 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 27.04 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $30 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 14, 2014 there were 336,657,376 Common Shares par value CHF 27.04 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2014 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ACE LIMITED INDEX TO 10-K

PART I

ITEM 1. Business
____________________________________________________________________________________________________________
General
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2013, we had total assets of $95 billion and shareholders’ equity of $29 billion. ACE opened its first business office in Bermuda in 1985 and continues to maintain operations in Bermuda.

We offer commercial insurance products and service offerings such as risk management programs, loss control and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer personal lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies. During 2013, we acquired Fianzas Monterrey, a leading surety lines company in Mexico offering administrative performance bonds primarily to clients in the construction and industrial sectors and ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages. These businesses operate under our Insurance – Overseas General segment and the consolidated financial statements include the results of these businesses from the acquisition date. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

At December 31, 2013, we employed approximately 20,000 people. We believe that employee relations are satisfactory.

We make available free of charge through our website (www.acegroup.com, under Investor Information / SEC - Section 16 Filings) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Also available through our website (under Investor Information / Corporate Governance) are our Corporate Governance Guidelines, Code of Conduct, and Charters for the Committees of our Board of Directors (the Board). Printed documents are available by contacting our Investor Relations Department (Telephone: +1 (441) 299-9283,
E-mail: investorrelations@acegroup.com).

We also use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report. The public may also read and copy any materials ACE files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
____________________________________________________________________________________________________________
Customers
For most commercial lines of business we offer, insureds typically use the services of an insurance broker or agent. An insurance broker acts as an agent for the insureds, offering advice on the types and amount of insurance to purchase and also assisting in the negotiation of price and terms and conditions. We obtain business from the local and major international insurance brokers and typically pay a commission to brokers for any business accepted and bound. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business. In our opinion, no material part of our business is dependent upon a single insured or group of insureds. We do not believe that the loss of any one insured would have a material adverse effect on our financial condition or results of operations, and no one insured or group of affiliated insureds account for as much as 10 percent of our total revenues.

____________________________________________________________________________________________________________
Competition
Competition in the insurance and reinsurance marketplace is substantial. Competitors include other stock companies, mutual companies, alternative risk sharing groups (such as group captives and catastrophe pools), and other underwriting organizations. Competitors sell through various distribution channels and business models, across a broad array of product lines, and with a high level of variation regarding geographic, marketing, and customer segmentation. We compete for business not only on the basis of price but also on the basis of availability of coverage desired by customers and quality of service. Our ability to compete is dependent on a number of factors, particularly our ability to maintain the appropriate financial strength ratings as assigned by independent rating agencies. Our broad market capabilities in personal, commercial, specialty, and A&H lines made available by our underwriting expertise, business infrastructure, and global presence, define our competitive advantage. Our strong balance sheet is attractive to businesses, and our strong capital position and global platform affords us opportunities for growth not available to smaller, less diversified insurance companies. Refer to “Segment Information” for competitive environment by segment.
____________________________________________________________________________________________________________
Trademarks and Trade Names
Various trademarks and trade names we use protect names of certain products and services we offer and are important to the extent they provide goodwill and name recognition in the insurance industry. We use commercially reasonable efforts to protect these proprietary rights, including various trade secret and trademark laws. One or more of the trademarks and trade names could be material to our ability to sell our products and services. We have taken appropriate steps to protect our ownership of key names, and we believe it is unlikely that anyone would be able to prevent us from using names in places or circumstances material to our operations.
____________________________________________________________________________________________________________
Segment Information
We operate through five business segments. The following table presents net premiums earned (NPE) by segment:

Years Ended December 31 (in millions of U.S. dollars)	2013 Net Premiums Earned	% of Total	2012 Net Premiums Earned	% of Total	2011 Net Premiums Earned	% of Total
Insurance – North American P&C	$5,721	34%	$5,147	33%	$4,969	32%
Insurance – North American Agriculture	1,678	10%	1,872	12%	1,942	13%
Insurance – Overseas General	6,333	38%	5,740	37%	5,614	36%
Global Reinsurance	976	6%	1,002	6%	1,003	7%
Life	1,905	12%	1,916	12%	1,859	12%
Total	$16,613	100%	$15,677	100%	$15,387	100%

Effective January 1, 2013, the former Insurance – North American segment is presented in two distinct reportable segments:
Insurance – North American P&C and Insurance – North American Agriculture. Prior year amounts contained in this report have been adjusted to conform to the new segment presentation.

Additional financial information about our segments, including net premiums earned by geographic region, is included in
Note 15 to the Consolidated Financial Statements.

Insurance – North American P&C (34 percent of 2013 Consolidated NPE)

Overview
The Insurance – North American P&C segment comprises operations in the U.S., Canada, and Bermuda. This segment includes:

•	Our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services

•	Our wholesale and specialty divisions: ACE Westchester and ACE Bermuda

•	Various run-off operations, including Brandywine Holdings Corporation (Brandywine)

Products and Distribution
ACE USA, the segment's largest operation, represented approximately 70 percent of Insurance – North American P&C's net premiums earned in 2013. ACE USA provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North American commercial and non-commercial enterprises and consumers. ACE USA distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, general liability, umbrella and excess liability, workers' compensation, commercial marine, automobile liability, professional lines D&O and errors and omissions (E&O), surety, medical liability, environmental, inland marine, aerospace, A&H coverages, as well as claims and risk management products and services.

ACE USA's on-going operations are organized into the following distinct business units each offering specialized products and services targeted at specific niche markets:

•
ACE Risk Management offers a wide range of customized casualty products designed to help mid-size to large insureds, including national accounts, address the significant costs of financing and managing risk for workers’ compensation, general liability and automobile liability coverages. Within ACE Risk Management, ACE Financial Solutions (AFS) underwrites assumed loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract. AFS LPTs involve sufficient risk transfer to be accounted for as insurance contracts. LPT contracts can cause significant variances to premiums, losses and loss expenses, and expense ratios in the periods in which they are written.

•
ACE Foreign Casualty provides products which insure specific global operating risks of U.S.-based multinational companies and include deductible programs, captive programs, and paid or incurred loss retrospective plans for U.S.-based insured's foreign operations.

•
ACE North America Property & Specialty Lines provide products and services including primary, quota share and excess all-risk insurance, risk management programs and services, commercial and inland marine products, and aerospace products.

•	ACE Casualty Risk key coverages include umbrella and excess liability, environmental risk, and casualty programs for commercial construction related projects.

•	ACE Professional Risk provides management liability and professional liability (D&O and E&O) products.

•	ACE Surety offers a wide variety of surety products and specializes in underwriting both commercial and contract bonds and has the capacity for bond issuance on an international basis.

•	ACE Canada (ACE USA's Canadian operations) offers a broad range of P&C products as well as life and A&H coverages.

•
ACE Accident & Health products include employee benefit plans, occupational accident, student accident, and worldwide travel accident and global medical programs. With respect to products that include supplemental medical and hospital indemnity coverages, we typically pay fixed amounts for claims and are therefore insulated from rising health care costs. ACE Accident & Health also provides specialty personal lines products, including credit card enhancement programs (identity theft, rental car collision damage waiver, trip travel, and purchase protection benefits) distributed through affinity groups.

•
ACE Medical Risk offers a wide range of specialty liability products for the health care industry through licensed excess and surplus lines brokers. Products include primary coverages for professional liability and general liability for selected types of medical facilities, excess/umbrella liability for medical facilities, primary and excess coverages for products liability for biotechnology and specialty pharmaceutical companies, and liability insurance for human clinical trials.

•
ESIS Inc. (ESIS), ACE USA's in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations as well as for the Insurance – North American P&C segment. ESIS services include comprehensive medical managed care, integrated disability services, pre-loss control and risk management, and health, safety and environmental consulting, and salvage and subrogation and health care recovery services. The net results for ESIS are included in Insurance – North American P&C's administrative expenses.

ACE Commercial Risk Services offers a broad array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. Core products and services for small businesses include disaster protection, casualty insurance (including international casualty), environmental, inland marine, professional risk, medical risk, and claims and risk management services. Products are offered through wholesale, retail, program agent and alternative distribution channels. In addition, ACE Commercial Risk Services offers coverage for specialty programs through program agents.

ACE Private Risk Services provides high-value personal lines coverages including homeowners, automobile, valuables, umbrella liability, and recreational marine insurance offered through independent regional agents and brokers.

ACE Westchester serves the market for business risks that tend to be hard to place due to unique or complex exposures. Products offered include wholesale excess and surplus lines property, casualty, environmental, professional liability, inland marine, and product recall coverages in North America.

ACE Bermuda, our original insurance company, provides commercial insurance products on an excess basis including excess liability, D&O, professional liability, property insurance, and political risk, the latter being written on a subscription basis by Sovereign Risk Insurance Ltd. (Sovereign), a wholly-owned managing agent. ACE Bermuda offers these products primarily through the Bermuda offices of major, internationally recognized insurance brokers.

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

Insurance – North American Agriculture (10 percent of 2013 Consolidated NPE)

Overview
The Insurance – North American Agriculture segment comprises Rain and Hail Insurance Service, Inc. (Rain and Hail) and ACE Agribusiness.

Products and Distribution
The Insurance – North American Agriculture segment comprises Rain and Hail, which provides comprehensive Multiple Peril Crop Insurance (MPCI) and crop-hail insurance, and ACE Agribusiness, which offers farm and ranch coverages as well as specialty P&C coverages for companies that manufacture, process and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allow companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. For additional information, refer to “Crop Insurance”, under Item 7.

Competitive Environment
Rain and Hail primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent and/or captive agents. ACE Agribusiness competes against both national and regional competitors offering specialty P&C insurance coverages to companies that manufacture, process, and distribute agricultural products.

Insurance – Overseas General (38 percent of 2013 Consolidated NPE)

Overview
The Insurance – Overseas General segment comprises ACE International and ACE Global Markets (AGM). ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada, and the international supplemental A&H business of Combined Insurance. AGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488), a wholly-owned ACE syndicate. ACE provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £350 million for 2014. The reinsurance operation of AGM is included in the Global Reinsurance segment.

Products and Distribution
ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America. Products offered include P&C, A&H, specialty coverages, and personal lines insurance products and services. During 2013, ACE International enhanced its P&C offerings through the acquisition of ABA Seguros and expanded its global franchise in the surety business and enhanced its commercial lines and personal accident insurance business through the acquisition of Fianzas Monterrey. ACE International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain ACE Europe branded products are also offered via an e-commerce platform, ACE Online, that allows brokers to quote, bind, and issue specialty policies online. Property insurance products include traditional commercial fire coverage as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. ACE International specialty coverages include D&O, professional indemnity, energy, aviation, political risk, and specialty personal lines products. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising health care costs. ACE International's personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include property damage, automobile, homeowners, and personal liability.

Combined Insurance uses an international sales force to distribute a wide range of supplemental A&H products including personal accident, short-term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity obligations and are not subject directly to escalating medical cost inflation.

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

AGM is one of the preeminent international specialty insurers in London and is an established lead underwriter on a significant portion of the risks it underwrites for all lines of business. This leadership position allows AGM to set the policy terms and conditions of many of the policies written. All lines of business face competition, depending on the business class, from Lloyd's syndicates, the London market, and other major international insurers and reinsurers. Competition for international risks is also seen from domestic insurers in the country of origin of the insured. AGM differentiates itself from competitors through long standing experience in its product lines, its multiple insurance entities (Syndicate 2488 and AEGL), and the quality of its underwriting and claims service.

Global Reinsurance (6 percent of 2013 Consolidated NPE)

Overview
The Global Reinsurance segment represents ACE's reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. The Global Reinsurance segment also includes AGM's reinsurance operations. Global Reinsurance markets reinsurance products worldwide under the ACE Tempest Re brand name and provides solutions for small to mid-sized clients and multinational ceding companies including licensed reinsurance capabilities, property and workers' compensation catastrophe, loss-warranty, stop-loss cover, marine and aviation programs.

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

ACE Tempest Re Canada offers a full array of traditional and specialty P&C reinsurance to the Canadian market, including casualty, property risk and property catastrophe. ACE Tempest Re Canada provides coverage through its Canadian company platform and also offers clients access to Syndicate 2488. ACE Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, over the last several years, capital markets participants have developed financial products intended to compete with traditional reinsurance. In addition, government sponsored or backed catastrophe funds can affect demand for reinsurance. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, analytical capabilities and quality customer service, the leading role it plays in setting the terms, pricing, and conditions in negotiating contracts, and its customized approach to risk selection. The key competitors in our markets vary by geographic region and product line. An advantage of our international platform is that we are able to change our mix of business in response to changes in competitive conditions in the territories in which we operate. Our geographic reach is also sought by multinational ceding companies since all of our offices, with the exception of Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life (12 percent of 2013 Consolidated NPE)

Overview
The Life segment comprises ACE's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
ACE Life provides individual life and group benefit insurance primarily in emerging markets, including Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand, and Vietnam; also throughout Latin America; selectively in Europe; and in China through a non-consolidated joint venture insurance company. ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, worksite marketing, retailers, brokers, and direct to consumer marketing. We continue to expand ACE Life with a focus on opportunities in emerging markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. ACE also maintains approximately 35.8 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the largest life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 265 licensed sales locations in 13 Chinese provinces.

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

Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers and businesses in the U.S. and Canada. Combined Insurance's substantial North American sales force distributes a wide range of supplemental accident and sickness insurance products, including personal accident, short-term disability, critical illness, Medicare supplement products, and hospital confinement/recovery. Most of these products are primarily fixed-indemnity benefit obligations and are not directly subject to escalating medical cost inflation.

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

____________________________________________________________________________________________________________
Underwriting
ACE is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to manage risk by employing consistent, disciplined pricing and risk selection. This, coupled with writing a number of less cyclical product lines, has helped us develop flexibility and stability of our business, and has allowed us to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines coupled with a strong underwriting audit function are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and conservative use of policy limits and terms and conditions. Underwriting discipline is at the heart of our operating philosophy.

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
____________________________________________________________________________________________________________
Reinsurance Protection
As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including certain catastrophes, to a level consistent with our risk appetite. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct losses. In certain countries, reinsurer selection is limited by local laws or regulations. In most countries there is more freedom of choice, and the counterparty is selected based upon its financial strength, claims settlement record, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprising senior management personnel and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Enterprise Risk Management Board. The reinsurers on the authorized list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

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

___________________________________________________________________________________________________________
Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $106 million at December 31, 2013.
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
For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2013. Future additions to reserves, if needed, could have a material adverse effect upon our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.
The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 2003-2013, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2013, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The table is presented in accordance with SEC reporting requirements. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 2003, in the following example.
The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 2003, a reserve of $14.7 billion, net of reinsurance, had been established.

The upper (paid) triangulation shows the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2004 financial year, $2.9 billion of payments were made on liabilities contemplated in the December 31, 2003, reserve balance. At the end of the 2013 financial year, there were cumulative net payments of $11.3 billion on this block of liabilities.
The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 2003, are now estimated to be $16.3 billion, rather than the original estimate of $14.7 billion. One of the key drivers of this change has been adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative deficiency of $1.6 billion recognized in the ten years since December 31, 2003, $0.4 billion relates to non-latent claims and $1.2 billion relates to latent claims. The deficiency of $1.6 billion was identified and recorded as follows: $547 million deficient in 2004, $247 million deficient in 2005, $264 million deficient in 2006, $283 million deficient in 2007, $71 million deficient in 2008, $92 million redundant in 2009, $29 million redundant in 2010, $25 million deficient in 2011, $151 million deficient in 2012, and $153 million deficient in 2013. This development subsequent to the balance sheet date of valuation is referred to as prior period development.
Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last financial year, we revised our estimate of the December 31, 2003, liabilities from $16.1 billion to $16.3 billion. This adverse development of $153 million is also included in each column to the right of the December 31, 2003, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2004 to December 31, 2013.
The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2012, of $26.5 billion has, with the benefit of actual loss emergence and hindsight, been revised to $26.0 billion at December 31, 2013. This favorable movement of $530 million reflects prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail in Note 7 to the Consolidated Financial Statements under Item 8.
The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2013, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2013. For example, with respect to the gross unpaid loss and loss expenses of $27.1 billion for December 31, 2003, this gross liability was re-estimated to be $31.6 billion at December 31, 2013, resulting in the cumulative deficiency on the gross liability originally recorded for the 2003 balance sheet year of $4.6 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1996 and prior. The gross deficiency results in a net deficiency of $1.6 billion after consideration of substantial reinsurance coverage that reduces the gross loss; approximately $1.6 billion was covered by reinsurance placed when the risks were originally written and $1.3 billion and $110 million of the remaining insurance coverage has been ceded under the Brandywine NICO Agreement and Westchester NICO Agreement, respectively.
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
The Unpaid losses and loss expense information for acquired businesses has been included in the table from the acquisition date forward:

•	Combined Insurance (April 1, 2008);

•	Jerneh Insurance Berhad (December 1, 2010);

•	Rain and Hail (we acquired all of the outstanding common stock not previously owned by us on December 28, 2010);

•	Penn Millers Holding Corporation (November 30, 2011);

•	Rio Guayas Compania de Seguros y Reaseguros (December 28, 2011);

•	PT Asuransi Jaya Proteski (we acquired 80 percent on September 18, 2012 and our local partner acquired the remaining 20 percent on January 3, 2013);

•	Fianzas Monterrey (April 1, 2013); and

•	ABA Seguros (May 2, 2013).

Analysis of Losses and Loss Expenses Development
	Years Ended December 31
(in millions of U.S. dollars)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross unpaid losses	$27,083	$31,483	$35,055	$35,517	$37,112	$37,176	$37,783	$37,391	$37,477	$37,946	$37,443
Net unpaid losses	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831
Net paid losses (cumulative) as of:
1 year later	2,855	3,293	3,711	4,038	3,628	4,455	4,724	4,657	4,894	5,035
2 years later	4,878	5,483	6,487	6,356	6,092	7,526	7,510	7,281	7,714
3 years later	6,427	7,222	7,998	8,062	8,393	9,690	9,404	9,424
4 years later	7,819	8,066	9,269	9,748	9,949	11,114	11,097
5 years later	8,416	8,920	10,597	10,826	10,951	12,502
6 years later	9,049	9,810	11,428	11,496	11,985
7 years later	9,781	10,478	11,957	12,312
8 years later	10,332	10,859	12,664
9 years later	10,647	11,462
10 years later	11,255
Net liability re-estimated as of:
End of year	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831
1 year later	15,221	17,603	20,446	21,791	22,778	23,653	24,481	24,686	25,396	26,017
2 years later	15,468	17,651	20,366	21,188	22,158	23,127	23,801	24,167	24,887
3 years later	15,732	17,629	19,926	20,650	21,596	22,576	23,363	23,690
4 years later	16,015	17,509	19,589	20,080	21,037	22,184	22,955
5 years later	16,086	17,276	19,258	19,618	20,773	21,913
6 years later	15,994	17,116	19,136	19,584	20,760
7 years later	15,965	17,061	19,180	19,684
8 years later	15,990	17,167	19,329
9 years later	16,141	17,354
10 years later	16,294
Cumulative redundancy/ (deficiency) on net unpaid losses	(1,620)	163	1,129	2,324	2,832	2,328	2,083	1,552	988	530
Cumulative deficiency related to A&E	(1,247)	(782)	(782)	(730)	(701)	(650)	(567)	(463)	(364)	(194)
Cumulative redundancy/ (deficiency) excluding A&E	(373)	945	1,911	3,054	3,533	2,978	2,650	2,015	1,352	724
Gross unpaid losses	27,083	31,483	35,055	35,517	37,112	37,176	37,783	37,391	37,477	37,946	37,443
Reinsurance recoverable on unpaid losses	12,409	13,966	14,597	13,509	13,520	12,935	12,745	12,149	11,602	11,399	10,612
Net unpaid losses	14,674	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831
Gross liability re-estimated	31,649	32,348	33,508	32,872	33,414	34,240	34,903	34,898	35,890	36,996
Reinsurance recoverable on unpaid losses	15,355	14,994	14,179	13,188	12,654	12,327	11,948	11,208	11,003	10,979
Net liability re-estimated	16,294	17,354	19,329	19,684	20,760	21,913	22,955	23,690	24,887	26,017
Cumulative redundancy/ (deficiency) on gross unpaid losses	$(4,566)	$(865)	$1,547	$2,645	$3,698	$2,936	$2,880	$2,493	$1,587	$950
The reference to “losses” in the table above refers to losses and loss expenses.

Reconciliation of Unpaid Losses and Loss Expenses
Net losses and loss expenses incurred for 2013 were $9.3 billion, compared with $9.7 billion in 2012, and $9.5 billion in 2011 which includes $530 million, $479 million, and $556 million of net favorable prior period development (PPD), respectively. Refer to Note 7 to the Consolidated Financial Statements under Item 8 for a reconciliation of Unpaid losses and loss expenses and for additional information on PPD.
___________________________________________________________________________________________________________
Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity and investment quality and diversification. As such, ACE's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage or complex credit structures in our investment portfolio.

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

Within the guidelines and asset allocation parameters established by the Risk & Finance Committee, individual investment committees of the segments determine tactical asset allocation. Additionally, these committees review all investment-related activity that affects their operating company, including the selection of outside investment advisors, proposed asset allocation changes, and the systematic review of investment guidelines.

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

Group Supervision
In September 2012, pursuant to recently enacted legislation passed in the state of Pennsylvania, U.S., based on the Model Insurance Holding Company System Regulatory Act (model law) adopted by the National Association of Insurance Commissioners (NAIC), the Pennsylvania Insurance Department (Department), in consultation with other insurance regulatory bodies that oversee ACE's insurance activities, convened the first ACE Group Supervisory College (College). Regulators from approximately 15 jurisdictions worldwide were invited to participate in the College, the purpose of which was to initiate establishment of, and to clarify the membership, participation, functionality, and ongoing activities in, the College with respect to group-wide supervision of ACE. Representatives from approximately ten jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed, without adverse comment, information on our group governance, risk assessment and management, capital adequacy, and material intercompany transactions. On October 19, 2012, the Department, in cooperation with the other supervisory college regulators, published a notice of its determination that it is the appropriate group-wide supervisor for ACE. In December 2013, the Department circulated an invitation to various regulators to participate in ACE’s next College to be held in Philadelphia, Pennsylvania in September 2014.

The following is an overview discussion of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA), has the discretion to supervise ACE on a group-wide basis. However, FINMA issued a letter to us in January 2013 acknowledging the Department's assumption of group supervision over us.

In 2008, we formed ACE Insurance (Switzerland) Limited which offers property and casualty insurance to Swiss companies, A&H insurance to individuals as well as reinsurance predominantly in Continental Europe. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to ACE entities. Both companies are licensed and governed by FINMA.

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

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2007 for seven years, through December 31, 2014, and applies to certain of our operations.

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

Bermuda Operations
The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance business of our Bermuda insurance subsidiaries and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (BMA). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, and intervene in the affairs of insurance companies. Our Bermuda domiciled insurance subsidiaries must prepare annual statutory financial statements and file them with the BMA, and certain subsidiaries must file audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financials are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that requires ACE subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments.

In 2008, the BMA issued the Insurance Amendment Act 2008 that established new risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers. Under the new regulatory framework, the BMA has promulgated the Insurance Order 2008 which, among other things, mandates that a Class 4 insurer's Enhanced Capital Requirement (ECR) be calculated by either (a) the BMA model, or (b) an internal capital model which the BMA has approved for use for this purpose. ACE's Bermuda Class 4 insurance subsidiaries use the BMA model in calculating their solvency requirements. In 2011, the BMA issued the Insurance Amendment Rules 2011 and the Insurance Rules 2011. The Insurance Amendment Rules 2011 amend the Order for Class 4 companies issued in 2008 and the Insurance Rules 2011 require that as of December 31, 2011, Class E (long-term business) companies and Class 3A (general business) companies follow similar rules as those set out above for Class 4 companies.

The risk-based regulatory capital adequacy and solvency margin regime provides a risk-based capital model, termed the Bermuda Solvency Capital Requirement (BSCR), as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities, and premiums, including a formula to take account of catastrophe risk exposure. In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk based capital approach, the BMA has established a threshold capital level, (termed the Target Capital Level (TCL)), set at 120 percent of ECR, that serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.

Under the Insurance Act, Class 4 insurers are prohibited from declaring or paying any dividends of more than 25 percent of total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends, it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, Class 4, 3A, and E insurers must obtain the BMA's prior approval before reducing total statutory capital, as shown in its previous financial year statutory balance sheet, by 15 percent or more. Furthermore, under the Companies Act, the Bermuda insurance subsidiaries may only declare and pay a dividend from retained earnings, and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Under Solvency II, it is possible that a U.S. domiciled parent company of a subsidiary domiciled in the EU could be subject to certain requirements if determined by the regulator that its subsidiary's capital position is dependent on the U.S. parent company that is not subject to requirements deemed to be ''equivalent'' to Solvency II. While it is not certain how or if these actions will impact ACE, we do not currently expect that our capital management strategies, results of operations, and financial condition will be materially affected by the Solvency II requirements.
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
Our global ERM framework is broadly multi-disciplinary and its objectives include:

•	External Risks: identify, analyze, quantify, and where possible, mitigate significant external risks that could hamper achievement of corporate business objectives;

•
Exposure Accumulations: identify and quantify the accumulation of exposure to individual counterparties, products or industry sectors, particularly those that extend across or correlate between business units or divisions;

•	Risk Modeling: develop and use various analytical tools, metrics and processes (including economic capital) that enable the application of a consistent set of risk/return decisions globally;

•
Governance: establish and coordinate risk guidelines that reflect the corporate appetite for risk, monitor exposure accumulations relative to established guidelines, and ensure effective internal risk management communication up to management and the Board, down to the various business units and legal entities, and across the firm; and

•	Disclosure: develop protocols and processes for risk-related disclosure internally as well as externally to rating agencies, regulators, shareholders and analysts.

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

Various sources, including the Enterprise Risk Unit (ERU) and Product Boards, provide support to the ERMB. The ERU is responsible for the collation and analysis of two types of information. First, external information that provides insight to the ERMB on risks that might significantly impact ACE's key objectives and second, internal risk aggregations from its business writings and other activities such as investments. The ERU is independent of the operating units and reports to our Chief Risk Officer and Chief Actuary. The Product Boards exist to provide oversight for products that we offer globally. A Product Board currently exists for each of the following products; property/energy, marine, casualty, professional lines, aviation, employer liability, environmental, medical, surety and political risk. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and guidelines for relevant accumulations.

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
____________________________________________________________________________________________________________
Tax Matters

Refer to “Risk Factors”, under Item 1A and Note 1 n) and Note 8 to the Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	59	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	49	Vice Chairman, Chief Operating Officer; Chairman, ACE Overseas General
Philip V. Bancroft	54	Chief Financial Officer
John J. Lupica	48	Vice Chairman; Chairman, Insurance – North America
Joseph F. Wayland	56	General Counsel and Secretary
Sean Ringsted	50	Chief Risk Officer and Chief Actuary
Timothy A. Boroughs	64	Chief Investment Officer

Evan G. Greenberg has been a director of ACE Limited since August 2002. Mr. Greenberg was elected Chairman of the Board of Directors in May 2007. Mr. Greenberg became a director of The Coca-Cola Company in February 2011. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of ACE Limited in May 2004, and in June 2003, was appointed President and Chief Operating Officer of ACE Limited. Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General in April 2002. He joined ACE as Vice Chairman, ACE Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. Prior to joining ACE, Mr. Greenberg was most recently President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000.

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

Philip V. Bancroft was appointed Chief Financial Officer of ACE Limited in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining ACE, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for ten years.

John J. Lupica was appointed Vice Chairman of ACE Limited and ACE Group Holdings in November 2013 and Chairman, Insurance – North America, in July 2011. Mr. Lupica had been Chief Operating Officer, Insurance – North America, since 2010 and President of ACE USA since 2006. He also previously served as Division President of ACE Professional Risk and ACE USA Regional Operations. Mr. Lupica joined ACE USA as Executive Vice President of Professional Risk in 2000. Prior to joining ACE, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

Joseph F. Wayland was appointed General Counsel and Secretary of ACE Limited in July 2013.  Mr. Wayland joined ACE from the law firm of Simpson Thacher & Bartlett LLP, where he was a partner since 1994. From 2010 to 2012, he served in the United States Department of Justice, first as Deputy Assistant Attorney General of the Antitrust Division, and was later appointed as the Acting Assistant Attorney General in charge of that division.

Sean Ringsted was appointed Chief Risk Officer and Chief Actuary of ACE Limited in November 2008. Mr. Ringsted’s previous roles at ACE include Chief Actuary for ACE Group from 2004 to 2008, Executive Vice President and Chief Risk Officer for ACE Tempest Re from 2002 to 2004, and Senior Vice President and Chief Actuary for ACE Tempest Re from 1998 to 2002. Prior to joining ACE, Mr. Ringsted was a consultant at Tillinghast-Towers Perrin.

Timothy A. Boroughs was appointed Chief Investment Officer of ACE Group in June 2000. Prior to joining ACE, Mr. Boroughs was Director of Fixed Income at Tudor Investment Corporation from 1997 to 2000, and Managing Partner and Director of Global Leveraged Investment Activity at Fischer Francis Trees & Watts from 1976 to 1997.

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
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes, and other catastrophic events. This could impact a variety of our businesses, including both commercial and personal lines products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, drought, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber breach. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may increase the frequency and severity of natural catastrophes and the resulting losses in the future. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations or financial condition.

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

We have actuarial staff in each of our segments who analyze insurance reserves and regularly evaluate the levels of loss reserves. Any such evaluations could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known which may result in a change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

Included in our liabilities for losses and loss expenses are liabilities for latent claims such as A&E. At December 31, 2013, these A&E liabilities represented approximately 4.9 percent of our liabilities for losses and loss expenses. These claims are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants.

Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes (e.g., greater than anticipated inflation), may be significantly greater or less than the loss and loss expense reserves held at the date of the balance sheet.

If our loss reserves are determined to be inadequate, we may be required to increase loss reserves at the time of the determination and our net income and/or capital could be reduced.

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technology and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

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
We purchase reinsurance to protect against catastrophes, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy.   Our reinsurance business also purchases some retrocessional protection which allows a reinsurer to cede to another company all or part of the reinsurance originally assumed by the reinsurer. A reinsurer's or retrocessionaire's insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business.  Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2013, we had $11.2 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain of our subsidiaries are liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2013, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $929 million. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations or financial condition.

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

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models which require considerable judgment and are subject to significant uncertainty. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GLB and GMDB guarantees”, under Item 7A for additional information on the assumptions used in this program. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income.

A failure in our operational systems or infrastructure or those of third parties could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information, including in our computer systems and networks. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity of the data we maintain, including that within our information systems, as well as data in third-party service provider systems. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and protect our information technology, and we endeavor to modify such procedures as circumstances warrant, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions and other events that could have security consequences (each, a Security Event). Like other global companies, we have from time to time experienced Security Events, none of which had a material adverse impact on our business, results of operations or financial condition. If additional Security Events occur, these events may jeopardize ACE's or its clients' or counterparties' confidential and other information processed and stored within ACE, and transmitted through its computer systems and networks, or otherwise cause interruptions or malfunctions in ACE's, its clients', its counterparties', or third parties' operations, or result in data loss which could result in significant losses or reputational damage. ACE may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

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

Our exposure to counterparties in various industries, our reliance on brokers, and certain of our policies may subject us to credit risk.
We have exposure to counterparties through reinsurance and in various industries, including banks, hedge funds and other investment vehicles, and derivative transactions that expose us to credit risk in the event our counterparty fails to perform its obligations. We also have exposure to financial institutions in the form of secured and unsecured debt instruments and equity securities.

In accordance with industry practice, we generally pay amounts owed on claims to brokers who, in turn, remit these amounts to the insured or ceding insurer. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, if the brokers do not remit premiums paid for these policies over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

Under the terms of certain high-deductible policies which we offer, such as workers’ compensation and general liability, our customers are responsible to reimburse us for an agreed-upon dollar amount per claim. In nearly all cases we are required under such policies to pay covered claims first, and then seek reimbursement for amounts within the applicable deductible from our customers. This obligation subjects us to credit risk from these customers. While we generally seek to mitigate this risk through collateral agreements and maintain a provision for uncollectible accounts associated with this credit exposure, an increased inability of customers to reimburse us in this context could have an adverse effect on our financial condition and results of operations. In addition, a lack of credit available to our customers could impact our ability to collateralize this risk to our satisfaction, which in turn, could reduce the amount of high-deductible policies we could offer.

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

We use analytical models to assist our decision making in key areas such as underwriting, claims, reserving, and catastrophe risks but actual results could differ materially from the model outputs and related analyses.
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk) and to maintain competitive advantage. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have a material adverse effect on our results of operations or financial condition.

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
Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The objective of these rating systems is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. A ratings downgrade could result in a substantial loss of business as insureds, ceding companies, and brokers move to other insurers and reinsurers with higher ratings. If one or more of our debt ratings were downgraded, we could also incur higher borrowing costs, and our ability to access the capital markets could be impacted. Additionally, we could be required to post collateral or be faced with the cancellation of policies and resulting premium in certain circumstances. We cannot give any assurance regarding whether or to what extent any of the rating agencies may downgrade our ratings in the future.

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

Loss of Business Provided by Brokers

Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates provided approximately 11 percent of our gross premiums written in 2013. Loss of all or a substantial portion of the business provided by one or more of these brokers could have an adverse effect on our business.

Liquidity and Investments

Our investment performance may affect our financial results and ability to conduct business.
Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks and risks inherent in individual securities. Interest rates are highly sensitive to many factors, including inflation, monetary and fiscal policies, and domestic and international political conditions. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would generally reduce our book value, and if significant, can affect our ability to conduct business.

Volatility in interest rates could impact the performance of our investment portfolio which could have an adverse effect on our investment income and operating results. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio of primarily fixed income investments with a relatively short duration to reduce the effect of interest rate changes on book value. A significant increase in interest rates would generally have an adverse effect on our book value. Our life insurance investments typically focus on longer duration bonds to better match the obligations of this business.  For the life business, policyholder behavior may be influenced by changing interest rate conditions and require a rebalancing of duration to effectively manage our asset/liability position.

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. A smaller portion of the portfolio, approximately 16 percent at December 31, 2013, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

As a part of our ongoing analysis of our investment portfolio, we are required to assess whether the debt and equity securities we hold for which we have recorded an unrealized loss have been “other-than-temporarily impaired” under GAAP, which implies an inability to recover the full economic benefits of these securities. Refer to Note 3 to the Consolidated Financial Statements for additional information. This analysis requires a high degree of judgment and requires us to make certain assessments about the potential for recovery of the assets we hold. Declines in relevant stock and other financial markets, and other factors impacting the value of our investments, could result in impairments and could adversely affect our net income and other financial results.

We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms.
Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term repurchase agreements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares.  Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to use assets otherwise available for our business operations, and our business, results of operations, and financial condition could be adversely affected.

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
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, the yen, the Mexican peso, the Canadian dollar, and the Australian dollar. At December 31, 2013, approximately 24.1 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Regulatory and Other Governmental Developments

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.
Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries' financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. For example, some jurisdictions have enacted various consumer protection laws that make it more burdensome for insurance companies to sell policies and interact with customers in personal lines businesses. Failure to comply with such regulations can lead to significant penalties and reputational injury. Also, governmental support of individual competitors can lead to increased pricing pressure and a distortion of market dynamics.

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

In addition, various legislative initiatives may impact the conduct of our business. For example, in the U.S., Congress may make changes in, or fail to renew the terrorism risk insurance program, which could have adverse effects on our business.

Regulators in countries where we have operations are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS is developing a common framework to supervise internationally active insurance groups, known as Com Frame. As part of Com Frame, the IAIS has announced plans to develop an international capital standard for insurance groups. The details of Com Frame including this global capital standard and its applicability to ACE is uncertain at this time. In addition, the European Union (EU) is implementing a new capital and risk management regime known as Solvency II that would apply to our businesses across the EU, effective January 1, 2016. ACE businesses are also subject to the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital Requirements in the U.S. which are also subject to revision in response to global developments. While it is not certain how or if these actions will impact ACE, we do not currently expect that our capital management strategies, results of operations and financial condition will be materially affected by these regulatory changes.

In the event or absence of changes in applicable laws and regulations in particular jurisdictions, we may from time to time face challenges, or changes in approach to oversight of our business from insurance or other regulators, including challenges resulting from requiring the use of information technology that cannot be quickly adjusted to address new regulatory requirements.

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

As of December 31, 2013, the par value of our Common Shares is CHF 27.04 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Taxation — Shareholders may be subject to Swiss withholding taxes on the payment of dividends” for additional information.

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

Charter Documents and Applicable Law

There are provisions in our charter documents that may reduce the voting rights and diminish the value of our Common Shares.
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

Taxation

We may be subject to U.S. tax and Bermuda tax which may have an adverse effect on our results of operations and shareholder investment.
ACE Limited and our non-U.S. subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that ACE Limited or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If ACE Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and our shareholders' investments could be adversely affected.

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
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a par value reduction or qualifying capital contribution reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. We currently intend to recommend to shareholders that they annually approve the payment of dividends in such form but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax until 2023-2028. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss tax law or regulations.

Under certain circumstances, U. S. shareholders may be subject to adverse U.S. federal income tax consequences.
Under certain circumstances, a U.S. person who owns 10 percent or more of the voting power of a foreign corporation that is a “controlled foreign corporation” (CFC) (a foreign corporation in which 10 percent U.S. shareholders own more than 50 percent of the voting power or value of the stock of a foreign corporation or more than 25 percent of certain foreign insurance corporations) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such "10 percent U.S. Shareholder's" pro rata share of the CFC's "subpart F income". We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power, and other factors, no U.S. person or U.S. partnership who acquires shares of ACE Limited directly or indirectly through one or more foreign entities should be required to include our subpart F income in income under the CFC rules of U.S. tax law. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case the investment could be adversely affected if 10 percent or more of ACE Limited's stock is owned.

Separately, any U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII). If the RPII of any of our non-U.S. insurance subsidiaries (each a "Non-U.S. Insurance Subsidiary") were to equal or exceed 20 percent of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the entire taxable year. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company's gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded by an affected U.S. person, their investment could be adversely affected.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. This generally would be the case if either we are a CFC and the tax-exempt shareholder is a 10 percent U.S. shareholder or there is RPII, certain exceptions do not apply, and the tax-exempt organization, directly or indirectly through foreign entities, owns any shares of ACE Limited. Although we do not believe that any U.S. tax-exempt organization should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

U.S. persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.
If ACE Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds ACE Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if ACE Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. While there are currently no regulations regarding the application of the PFIC provisions to an insurance company, new regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

The Organization for Economic Cooperation and Development (OECD) and the European Union (EU) are considering measures that might encourage countries to increase our taxes.
The OECD has published an action plan to address base erosion and profit shifting (BEPS) impacting its member countries and other jurisdictions. It is possible that jurisdictions in which we do business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect us or our shareholders.

A number of multilateral organizations, including the EU and the OECD have, in recent years, expressed concern about some countries not participating in adequate tax information exchange arrangements and have threatened those that do not agree to cooperate with punitive sanctions by member countries. It is as yet unclear what all of these sanctions might be, which countries might adopt them, and when or if they might be imposed. We cannot assure, however, that the Tax Information Exchange Agreements (TIEAs) that have been or will be entered into by Switzerland and Bermuda will be sufficient to preclude all of the sanctions described above, which, if ultimately adopted, could adversely affect us or our shareholders.

Changes in tax law could adversely affect an investment in our shares.
Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. It is possible that such legislation or other legislation could be enacted in the future that could have an adverse impact on us or our shareholders.

Similarly, jurisdictions outside the U.S. in which we do business could enact tax legislation in the future that could have an adverse impact on us or our shareholders.

ITEM 1B. Unresolved Staff Comments

There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2. Properties

We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific, and the Far East. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda and Philadelphia, U.S. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings

The information required with respect to Item 3 is included in Note 10 e) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Shares, with a current par value of CHF 27.04 per share, have been listed on the New York Stock Exchange since March 25, 1993.

Quarterly Stock Information
The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on Common Shares:

	2013					2012
			Dividends					Dividends
Quarter Ending	High	Low	USD		CHF	High	Low	USD		CHF
March 31	$89.06	$79.99	$0.49		0.46	$74.21	$68.98	$0.59	(2)	0.53
June 30	$92.67	$85.79	$0.51		0.48	$77.00	$70.00	$0.49		0.48
September 30	$95.58	$87.72	$0.51		0.46	$77.04	$69.17	$0.49		0.45
December 31	$103.53	$91.01	$0.51	(1)	0.45	$81.70	$76.10	$0.49		0.45

(1)
On January 10, 2014, our shareholders approved an increase to our dividend from $0.51 per share to $0.63 per share for the final two quarterly installments that had been earlier approved at our 2013 annual general meeting. The $0.12 per share increase was to be distributed from capital contribution reserves while the $0.51 per share was to be distributed by way of a par value reduction in accordance with the May 2013 resolution. The above $0.51 per share and the $0.12 per share increase applicable to that installment were paid on January 31, 2014.

(2)
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

We have paid dividends each quarter since we became a public company in 1993. Following ACE's redomestication to Switzerland our dividends have been distributed primarily by way of a par value reduction. During 2011 and 2012, certain dividends were distributed from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings, which method was also used to pay the dividend increase approved by shareholders on January 10, 2014.

ACE Limited is a holding company whose principal sources of income are investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The recommendation and payment of future dividends will be based on the determination of the Board of Directors and will be dependent upon shareholder approval, profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board of Directors deems relevant. Refer to Item 1A and Item 7 for additional information.

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 14, 2014 was $96.97.

The number of record holders of Common Shares as of February 14, 2014 was 4,245. This is not the actual number of beneficial owners of ACE's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own name.

Refer to Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
October 1 through October 31	1,179	$96.50	—	$228 million
November 1 through November 30	3,832	$92.13	—	$2,000 million
December 1 through December 31	598,095	$99.93	564,911	$1,943 million
Total	603,106

(1)
This column primarily represents open market share repurchases. Other activity during the three months ended December 31, 2013 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares purchased in the three months ended December 31, 2013 as part of the publicly announced plan was $57 million.

(3)
Refer to Note 11 to the consolidated financial statements for more information on the ACE Limited securities repurchase authorization. In November 2013, our Board of Directors (Board) authorized the repurchase of up to $2 billion of ACE's Common Shares through December 31, 2014. This authorization replaced the previous authorizations made by the Board that expired on December 31, 2013. The $1.94 billion of remaining authorizations at December 31, 2013 expire on December 31, 2014. For the period January 1, 2014 through February 27, 2014, we repurchased 3,437,082 Common Shares for a total of $326 million in a series of open market transactions. As of February 27, 2014, $1.62 billion in share repurchase authorizations remained through December 31, 2014.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on ACE's Common Shares from December 31, 2008, through December 31, 2013, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2009, 2010, 2011, 2012, and 2013, of a $100 investment made on December 31, 2008, with all dividends reinvested.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ACE Limited	$100	$98	$124	$142	$167	$220
S&P 500 index	$100	$126	$145	$148	$172	$228
S&P 500 P&C index	$100	$112	$122	$122	$146	$202

ITEM 6. Selected Financial Data

(in millions, except per share data and percentages)	2013	2012	2011	2010	2009
Operations data:
Net premiums earned – excluding Life segment	$14,708	$13,761	$13,528	$11,875	$11,710
Net premiums earned – Life segment	1,905	1,916	1,859	1,629	1,530
Total net premiums earned	16,613	15,677	15,387	13,504	13,240
Net investment income	2,144	2,181	2,242	2,070	2,031
Losses and loss expenses	9,348	9,653	9,520	7,579	7,422
Policy benefits	515	521	401	357	325
Policy acquisition costs and administrative expenses	4,870	4,542	4,540	4,218	3,966
Net income	3,758	2,706	1,540	3,085	2,523
Weighted-average shares outstanding – diluted	344	343	341	341	338
Diluted earnings per share	$10.92	$7.89	$4.52	$9.04	$7.47
Balance sheet data (at end of period):
Total investments	$60,928	$60,264	$55,676	$51,407	$46,515
Total assets	94,510	92,545	87,321	83,216	77,864
Net unpaid losses and loss expenses	26,831	26,547	25,875	25,242	25,038
Net future policy benefits	4,397	4,229	4,025	2,825	2,710
Long-term debt	3,807	3,360	3,360	3,358	3,158
Trust preferred securities	309	309	309	309	309
Total liabilities	65,685	65,014	62,989	60,381	58,313
Shareholders' equity	28,825	27,531	24,332	22,835	19,551
Book value per share	$84.83	$80.90	$72.22	$68.17	$58.10
Selected data:
Loss and loss expense ratio (1)	59.6%	65.7%	66.0%	59.4%	58.9%
Underwriting and administrative expense ratio (2)	28.4%	28.2%	28.7%	30.9%	29.4%
Combined ratio (3)	88.0%	93.9%	94.7%	90.3%	88.3%
Net loss reserves to capital and surplus ratio (4)	108.3%	111.8%	122.9%	122.9%	141.9%
Cash dividends per share (5)	$2.02	$2.06	$1.38	$1.30	$1.19

(1)
The loss and loss expense ratio is calculated by dividing Losses and loss expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Losses and loss expenses for the Life segment were $582 million, $611 million, $593 million, $528 million, and $532 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(2)
The underwriting and administrative expense ratio is calculated by dividing the Policy acquisition costs and administrative expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Policy acquisition costs and administrative expenses for the Life segment were $701 million, $662 million, $656 million, $552 million, and $525 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(3)	The combined ratio is the sum of loss and loss expense ratio and the underwriting and administrative expense ratio.

(4)	The net loss reserves to capital and surplus ratio is calculated by dividing the sum of the Net unpaid losses and loss expenses and Net future policy benefits by Shareholders' equity.

(5)	Cash dividends per share in 2012 includes a $0.12 per share increase related to the fourth quarter 2011 dividend installment approved by shareholders on January 9, 2012.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and related Notes, under Item 8 of this Form 10-K.

All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Effective January 1, 2013, the former Insurance – North American segment is presented in two distinct reportable segments:
Insurance – North American P&C and Insurance – North American Agriculture. Prior year amounts contained in this report have been adjusted to conform to the new segment presentation.

_____________________________________________________________________________________________________________________
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

•	risks associated with being a Swiss corporation, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	the adequacy of collateral supporting funded high deductible programs;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions, for example, recession;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•	the ability of our technology resources, including information systems and security, to perform as anticipated; and

•	management’s response to these factors and actual events (including, but not limited to, those described above).
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

_____________________________________________________________________________________________________________________
Overview
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information refer to “Segment Information” under Item 1.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies. Acquisitions in 2013, 2012, and 2011 are as follows:

•	Insurance – Overseas General:

•	acquired ABA Seguros on May 2, 2013;

•	acquired Fianzas Monterrey on April 1, 2013; and

•	acquired 80 percent of PT Asuransi Jaya Proteksi (JaPro) on September 18, 2012, and our local partner acquired the remaining 20 percent on January 3, 2013.

•	Insurance – North American Agriculture: acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011.

•	Life: acquired New York Life's Korea operations on February 1, 2011; and acquired New York Life's Hong Kong operations on April 1, 2011.

The consolidated financial statements include results of acquired businesses from the acquisition dates. Refer to
Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

Our product and geographic diversification differentiates us from the vast majority of our competitors and has been a source of stability during periods of industry volatility. Our long-term business strategy focuses on sustained growth in book value achieved through a combination of underwriting and investment income. By doing so, we provide value to our clients and shareholders through use of our substantial capital base in the insurance and reinsurance markets.

We are organized along a profit center structure by line of business and territory that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities, subject to licensing and other regulatory rules. Profit centers are expected to generate underwriting income and appropriate risk-adjusted returns. Our corporate structure has facilitated the development of management talent by giving each profit center's senior management team the necessary autonomy within underwriting authorities to make operating decisions and create products and coverages needed by its target customer base. We are focused on delivering underwriting profit and strive to achieve underwriting income by only writing policies which we believe adequately compensate us for the risk we accept.

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

_____________________________________________________________________________________________________________________
Financial Highlights for the Year Ended December 31, 2013

•	Net income increased 38.9 percent to a record $3.8 billion.

•	Total company net premiums written increased 5.9 percent, or 6.9 percent on a constant-dollar basis.

•	P&C combined ratio was 88.0 percent compared with 93.9 percent in 2012.

•	The current accident year P&C combined ratio excluding catastrophe losses was 90.0 percent compared with 92.8 percent in 2012.

•
Favorable prior period development was $530 million, representing 3.7 percentage points of the combined ratio. This compares to favorable prior period development of $479 million in 2012, representing 3.5 percentage points of the combined ratio.

•	Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $227 million and $197 million, respectively, compared with $638 million and $495 million, respectively, in 2012.

•	Operating cash flow was $4.0 billion for both 2013 and 2012.

•	Net investment income decreased 1.7 percent to $2.1 billion.

We finished the year more diversified in terms of product and geography, increasing our presence in areas such as the U.S., Asia and Latin America that present opportunity for future growth. Net premiums written for personal lines were up in 2013 and we believe our personal lines business is poised to continue its substantial growth globally. Our global reinsurance net premiums written declined slightly in 2013 as we maintained underwriting discipline in an environment of flat-to-declining rates and increasing competition. We do not expect to achieve near-term growth given the soft conditions in the reinsurance market. However, ACE is a substantial buyer of reinsurance and we believe that the softening reinsurance market will benefit ACE in terms of pricing and improved terms that will positively impact our future financial results. While our A&H insurance business grew globally, our Combined Insurance (Combined) business was down for the year. However, for our core Combined business, agent manpower counts in North America and new sales are higher and we expect those factors will translate into net premium growth at Combined in 2014. Looking forward, we expect to have a good year in 2014 as we continue to take advantage of the many growth opportunities we see around the globe including in the U.S.

Recently, our shareholders approved a 24 percent increase in the dividend on our Common Shares which is consistent with our long-term commitment for a strong dividend. We also announced a plan to target the repurchase of up to $1.5 billion of our shares (with $2.0 billion of authority in total) in 2014 as we have built up sufficient capital flexibility for both opportunity and risk such that we can return additional capital surplus we generate in 2014 via share repurchase without impacting our growth capability.

_____________________________________________________________________________________________________________________
Critical Accounting Estimates
Our consolidated financial statements include amounts that, either by their nature or due to requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

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

We believe our accounting policies for these items are of critical importance to our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Prior Period Development, Asbestos and Environmental (A&E) and Other Run-off Liabilities, Reinsurance Recoverable on Ceded Reinsurance, Investments, Net Realized and Unrealized Gains (Losses), and Other (Income) and Expense Items.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2013, our gross unpaid loss and loss expense reserves were $37.4 billion and our net unpaid loss and loss expense reserves were $26.8 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $106 million at December 31, 2013 and $105 million at December 31, 2012.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2013			December 31, 2012
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$37,946	$11,399	$26,547	$37,477	$11,602	$25,875
Losses and loss expenses incurred	12,429	3,081	9,348	13,927	4,274	9,653
Losses and loss expenses paid	(12,785)	(3,808)	(8,977)	(13,783)	(4,564)	(9,219)
Other (including foreign exchange translation)	(246)	(73)	(173)	311	87	224
Losses and loss expenses acquired	99	13	86	14	—	14
Balance, end of year	$37,443	$10,612	$26,831	$37,946	$11,399	$26,547

(1)	Net of provision for uncollectible reinsurance.
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

	December 31, 2013			December 31, 2012
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$2,862	$998	$1,864	$3,274	$1,551	$1,723
Loss expenses	222	59	163	191	39	152
IBNR reserves	2,098	714	1,384	2,511	1,007	1,504
Subtotal	5,182	1,771	3,411	5,976	2,597	3,379
Casualty
Case reserves	9,023	2,271	6,752	9,017	2,366	6,651
Loss expenses	3,907	1,341	2,566	3,821	1,337	2,484
IBNR reserves	18,172	4,872	13,300	17,973	4,743	13,230
Subtotal	31,102	8,484	22,618	30,811	8,446	22,365
A&H
Case reserves	514	113	401	471	105	366
Loss expenses	30	8	22	30	8	22
IBNR reserves	615	236	379	658	243	415
Subtotal	1,159	357	802	1,159	356	803
Total
Case reserves	12,399	3,382	9,017	12,762	4,022	8,740
Loss expenses	4,159	1,408	2,751	4,042	1,384	2,658
IBNR reserves	20,885	5,822	15,063	21,142	5,993	15,149
Total	$37,443	$10,612	$26,831	$37,946	$11,399	$26,547

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances underlying the insured loss known at the date of accrual. For example, the reserves established for high excess casualty claims, asbestos and environmental claims, claims from major catastrophic events or for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results, adversely if our estimates increase and favorably if our estimates decrease. The potential for variation in loss reserves is impacted by numerous factors, which we discuss below. In particular, these considerations differ markedly depending upon whether case or IBNR reserves are being established. Reserves for casualty lines are particularly uncertain given the lengthy reporting patterns and corresponding need for IBNR.

Case reserves for those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, are determined by our claims personnel as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. Furthermore, for our assumed reinsurance operation, Global Reinsurance, an additional case reserve may be established above the amount notified by the ceding company if the notified case reserve is judged to be insufficient by Global Reinsurance's claims department (refer to the Assumed reinsurance section below).

In respect of IBNR reserves, and those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to project the ultimate loss obligations and the corresponding amount of IBNR. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of losses for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may pertain to the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, and industry data as appropriate. The estimate of the required IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date. Management's best estimate is developed after collaboration with actuarial, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing and approving the estimate to be used as management's best estimate. Reserves are further reviewed by ACE's Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other. Such an estimate is viewed by management to be the best estimate of ultimate loss settlements.

This estimate is generally based on a combination of exposure and experience based actuarial methods (described below) and other considerations such as claims reviews, reinsurance recovery assumptions and/or input from other subject matter experts such as underwriting. Exposure-based methods are most commonly used on relatively immature origin years while experience-based methods provide a view based on the projection of loss experience that has emerged as of the valuation date. Greater reliance is placed upon experience-based methods as the pool of emerging loss experience grows and where it is deemed sufficiently credible and reliable as the basis for the estimate. In comparing the held reserve for any given origin year to the actuarial projections of loss experience, judgment is required as to the extent of credibility to be assigned to the underlying loss experience and the uncertainties associated with its statistical projection. Examples of factors that impact such judgments include, but are not limited to, the following:

•	nature and complexity of underlying coverage provided and net limits of exposure provided;

•	segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

•	extent of internal historical loss data, and industry information where required;

•	historical variability of actual loss emergence compared with expected loss emergence;

•	extent of emerged loss experience relative to the remaining expected period of loss emergence;

•	rate monitor information for new and renewal business;

•	facts and circumstances of large claims;

•	impact of applicable reinsurance recoveries; and

•	nature and extent of underlying assumptions.
Management does not build in any specific provision for uncertainty.
We do not calculate ranges of loss reserve estimates for our individual loss reserve studies, given the lack of robust statistical approaches and the limited usefulness for such information in decision making. Determining such ranges is a complex and uncertain process, and such ranges generally do not capture the potential changes in external and internal circumstances between the balance sheet date and the final settlement date that may impact the ultimate value of loss. While we believe that our recorded reserves are reasonable and represent management's best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.3 billion and represents five percent of shareholders' equity at December 31, 2013. Historically our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expenses Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

We have actuarial staff within each of our business units who analyze loss reserves and regularly project estimates of ultimate losses and the corresponding indications of the required IBNR reserve. Note that losses include loss expenses for the purposes of this discussion. We perform an actuarial reserve review for each product line at least once a year. At the conclusion of each review, we establish an actuarial central estimate. The process to select the actuarial central estimate, when more than one estimate is available, may differ across product lines. For example, an actuary may base the central estimate on loss projections developed using an incurred loss development approach instead of a paid loss development approach when reported losses are viewed to be a more credible indication of the ultimate loss compared with paid losses. The availability of estimates for different projection techniques will depend upon the product line, the underwriting circumstances, and the maturity of the loss emergence. For a well-established product line with sufficient volume and history and low volatility, the actuarial central estimate may be drawn from a weighting of paid and reported loss development and/or Bornhuetter-Ferguson methods (described below). However, for a new long-tail product line for which we have limited data and experience, a rapidly growing line, or an established line with volatile experience, the emerging loss experience may not have sufficient credibility to allow selection of loss development or Bornhuetter-Ferguson methods and reliance may be placed upon the expected loss ratio method (described below) until the experience matures and becomes credible.

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

In addition to the annual loss reserve studies performed for each product line, we review the emergence of actual losses relative to expectations for most product lines each quarter. If warranted from findings in loss emergence tests, we may alter the timing of our product line reserve studies. Finally, loss reserve studies are performed annually by external third-parties and the findings are used to test the reasonableness of our internal findings.

Standard actuarial reserving methods
Standard actuarial reserving methods include, but are not limited to, expected loss ratio, paid and reported loss development, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short- and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2013 results. In addition to these standard methods, depending upon the product line characteristics and available data we may use other recognized actuarial methods and approaches. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may subdivide product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or elements of program structure such as attachments or limits), project ultimate losses for these homogeneous groups and then combine the results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred - “accident year” or “report year”) and annual or quarterly development periods. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year, and second the expected loss ratio for each origin year.

The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for rate changes, premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and other more subjective considerations for the product line (e.g., terms and conditions) and external environment as noted above. The expected loss ratio for a given origin year is initially established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used as the basis for the actuarial central estimate for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to serve as the principal basis for the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions such as the assessment of prior year loss ratios, loss trend, rate changes, actual claims, or other information differ from the original assumptions.

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

The applicability of actuarial methods will also be impacted by the attachment point of the policy or contract with the insured or ceding company. In the case of low attachment points typical of primary insurance or working layer reinsurance, the experience tends to be more frequency driven. For these product types, standard actuarial methods are generally applicable in determining loss reserve levels given sufficient history and credible loss experience (although still subject to the same limitations and uncertainties described elsewhere in this section, for example, changing inflationary or legal environments). In the case of high attachment points typical of excess insurance or excess of loss reinsurance, the experience tends to be severity driven, as only a loss of significant size will enter the layer. For these product lines, it typically takes longer for loss experience to gain credibility, which adds uncertainty to the estimates derived from standard actuarial methods. For products such as our assumed reinsurance business, we typically supplement the standard actuarial methods with an analysis of each contract's terms, original pricing information, subsequent internal and external analyses of the ongoing contracts, market exposures and history, and qualitative input from claims managers. This approach is also used for structured or unique contracts.

Short-tail and long-tail business
The time period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim-tail”. The following is a discussion of specific reserving considerations for both short-tail and long-tail product lines. In this section, we reference the nature of recent prior period development to give a high-level understanding of how these considerations translate through the reserving process into financial decisions. Refer to Note 7 to the Consolidated Financial Statements for additional information on prior period development.

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

For the 2013 origin year, loss reserves for short-tail lines were typically established for the non-catastrophe exposures using a combination of the initial expected loss ratio method (see above) and loss development methods that incorporate actual loss emergence. As the year progressed, we also adjusted these reserves for non-catastrophe large loss activity that we considered to be greater or less than the assumptions used to establish the initial expected loss ratio. Catastrophe activity was relatively low in 2013 and accordingly the judgments and uncertainties used to establish reserves for incurred catastrophe events were correspondingly less complex. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years.

In terms of prior accident years, the bulk of the changes made in the 2013 calendar year arose from origin years 2009 through 2012. Specifically, the Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas

General, and Global Reinsurance segments experienced $106 million, $13 million, $172 million, and $31 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence rather than any significant changes to underlying actuarial assumptions such as loss development patterns. In the Insurance – North American P&C, Insurance – Overseas General, and Global Reinsurance segments, these prior period movements were primarily the result of changes to the ultimate loss estimates for origin years 2009 through 2012. In the Insurance – North American Agriculture segment, the prior period movements were primarily the result of changes to the ultimate loss estimates for origin year 2011.

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

•	The nature and complexity of underlying coverage provided and net limits of exposure provided;

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

•	The considerable inherent uncertainty around loss trends, claims inflation (e.g., medical and judicial) and underlying economic conditions;

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

For origin year 2013, loss reserves were typically established through the application of individual product line expected loss ratios, as discussed earlier. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length and volume of history and homogeneity afford credibility. For those lines where our internal historical experience lacks credibility, we may place reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). In such cases, the assumptions used to project ultimate loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence that is lower than expected in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2013 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines.
As described earlier, the process to develop origin year 2013 reserves for our long-tail casualty business relies on key assumptions like expected rate change and loss trend. When estimating the ultimate loss levels for these prior origin years for the major long-tail lines in Insurance – North American P&C, Insurance – Overseas General, and Global Reinsurance no changes of significance were made to the loss development patterns, however, we have revised historical loss and exposure trend assumptions on more mature years to reflect emerged frequency and severity trends observed in both our internal data and available industry data. In general, this has resulted in lower historical loss trend assumptions for those years. While we have not assumed that these lower loss trends have continued on more recent years, we have reflected this information in the process to derive expected loss ratio assumptions from historical data adjusted to 2013 origin year levels.

For long-tail portfolios where actual loss emergence in calendar year 2013 was lower than expected for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. However, for certain product lines with early loss emergence on more recent origin years that was greater than expected, we did respond since we believe that such adverse emergence is generally significant relative to the loss emergence pattern assumptions (e.g., origin years 2011 and 2012 for casualty and financial lines in Insurance – Overseas General). Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. The reserve actions that we took in 2013 are discussed further below and in Note 7 to the Consolidated Financial Statements.

For more mature origin years, typically 2009 and prior, we gave meaningful weight to indicated ultimates derived from methods that rely on the paid and reported loss development patterns based on our own historical experience where sufficient credibility was deemed to exist. As noted previously, this is consistent with our practice of allowing favorable loss emergence sufficient time to be reliably established before assigning it full credibility.

The prior period development in 2013 for long-tail lines of business comprised several main components. First, we experienced favorable prior period development on a number of product lines where actual loss emergence was lower than expected and/or increased weighting was given to experience-based methods as relevant origin years mature (typically 2009 and prior). In particular, this included retail D&O, medical risk operations, and umbrella and excess casualty product lines in Insurance – North American P&C ($183 million favorable) principally in origin years 2007 and 2008, casualty and financial lines in Insurance – Overseas General for origin years 2009 and prior ($198 million favorable), and origin years 2007 and prior for long-tail product lines in Global Reinsurance ($71 million favorable). Second, we recorded adverse reserve actions in response to development on specific large claims. Third, we experienced adverse development from Insurance – North American P&C inactive product lines including Westchester and Brandywine run-off operations ($193 million). The causes for the Westchester and Brandywine operations are described further below.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2013, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from any number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American P&C
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for the company's current exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $397 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of 9.7 percent relative to recorded net loss and loss expense reserves of approximately $4.1 billion.

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

Insurance – North American Agriculture
Approximately 75 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae. The majority of the development risk arises out of the accuracy of case reserve estimates. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Insurance – Overseas General
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation.  Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates.  Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments.  For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2011 and prior by approximately $285 million. This represents an impact of 11.6 percent relative to recorded net loss and loss expense reserves of approximately $2.5 billion.

Global Reinsurance
Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take up to 30 years to fully develop.  This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $400 million. This represents an impact of 32 percent relative to recorded net loss and loss expense reserves of approximately $1.25 billion.

Assumed reinsurance
At December 31, 2013, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.2 billion, consisting of $938 million of case reserves and $1.2 billion of IBNR. In comparison, at December 31, 2012, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.4 billion, consisting of $930 million of case reserves and $1.5 billion of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies.  This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves.  For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss.  We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring).  At December 31, 2013, the case reserves reported to us by our ceding companies were $913 million, compared with the $938 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American P&C segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American P&C segment. Most of the remaining unpaid loss and loss expense reserves for the run-off reinsurance business relate to A&E claims. Refer to the “Asbestos and Environmental (A&E) and other run-off liabilities” section for additional information.

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

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts.  The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves.  The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows.  We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts, generally in proportion to premium revenue recognized. For non-traditional long-duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to estimates of expected gross profits. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions.  Policy acquisition costs, which consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract, are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

Risk transfer
In the ordinary course of business, we both purchase (or cede) and sell (or assume) reinsurance protection. We discontinued the purchase of all finite risk reinsurance contracts, as a matter of policy, in 2002. For both ceded and assumed reinsurance, risk transfer requirements must be met in order to use reinsurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. We also apply similar risk transfer requirements to determine whether certain commercial insurance contracts should be accounted for as insurance or a deposit. Contracts that include fixed premium (i.e., premium not subject to adjustment based on loss experience under the contract) for fixed coverage generally transfer risk and do not require judgment.

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

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002. These contracts primarily provided severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered in order to secure a more cost-effective reinsurance program. All of these contracts transferred risk and were accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental (A&E) and Other Run-off Liabilities”. We have not purchased any other retroactive ceded reinsurance contracts since 1999.

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

Reinsurance recoverable
Reinsurance recoverable includes balances due to us from reinsurance companies for paid and unpaid losses and loss expenses and is presented net of a provision for uncollectible reinsurance. The provision for uncollectible reinsurance is determined based upon a review of the financial condition of the reinsurers and other factors. Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable or unwilling to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.

The recognition of a reinsurance recoverable asset requires two key judgments. The first judgment involves our estimation based on the amount of gross reserves and the percentage of that amount which may be ceded to reinsurers. Ceded IBNR, which is a major component of the reinsurance recoverable on unpaid losses and loss expenses, is generally developed as part of our loss reserving process and, consequently, its estimation is subject to similar risks and uncertainties as the estimation of gross IBNR (refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”). The second judgment involves our estimate of the amount of the reinsurance recoverable balance that we may ultimately be unable to recover from reinsurers due to insolvency, contractual dispute, or for other reasons. Estimated uncollectible amounts are reflected in a provision that reduces the reinsurance recoverable asset and, in turn, shareholders' equity. Changes in the provision for uncollectible reinsurance are reflected in net income.

Although the obligation of individual reinsurers to pay their reinsurance obligations is based on specific contract provisions, the collectability of such amounts requires estimation by management. The majority of the recoverable balance will not be due for collection until sometime in the future, and the duration of our recoverables may be longer than the duration of our direct exposures. Over this period of time, economic conditions and operational performance of a particular reinsurer may impact their ability to meet these obligations and while they may continue to acknowledge their contractual obligation to do so, they may not have the financial resources or willingness to fully meet their obligation to us.

To estimate the provision for uncollectible reinsurance, the reinsurance recoverable must first be determined for each reinsurer. This determination is based on a process rather than an estimate, although an element of judgment must be applied. As part of the process, ceded IBNR is allocated to reinsurance contracts because ceded IBNR is not generally calculated on a contract by contract basis. The allocations are generally based on premiums ceded under reinsurance contracts, adjusted for actual loss experience and historical relationships between gross and ceded losses. If actual premium and loss experience vary materially from historical experience, the allocation of reinsurance recoverable by reinsurer will be reviewed and may change. While such change is unlikely to result in a large percentage change in the provision for uncollectible reinsurance, it could, nevertheless, have a material effect on our net income in the period recorded.

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

•
For reinsurers that maintain a financial strength rating from a major rating agency, and for which recoverable balances are considered representative of the larger population (i.e., default probabilities are consistent with similarly rated reinsurers and payment durations conform to averages), the judgment exercised by management to determine the provision for uncollectible reinsurance of each reinsurer is typically limited because the financial rating is based on a published source and the default factor we apply is based on a historical default factor of a major rating agency applicable to the particular rating class. Default factors applied for financial ratings of AAA, AA, A, BBB, BB, B, and CCC, are 0.8 percent, 1.2 percent, 1.7 percent, 4.9 percent, 19.6 percent, 34.0 percent, and 62.2 percent, respectively. Because our model is predicated on the historical default factors of a major rating agency, we do not generally consider alternative factors. However, when a recoverable is expected to be paid in a brief period of time by a highly-rated reinsurer, such as certain property catastrophe claims, a default factor may not be applied;

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2013:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Provision for Uncollectible Reinsurance
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$8,572	$7,806	$206
Reinsurers not rated	245	214	60
Reinsurers under supervision and insolvent reinsurers	110	108	65
Captives	1,762	223	14
Other - structured settlements and pools	928	927	45
Total	$11,617	$9,278	$390

At December 31, 2013, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2013, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $72 million or approximately 0.6 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements for additional information.

Other-than-temporary impairments (OTTI)
Each quarter, we review securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, to identify impaired securities to be specifically evaluated for a potential OTTI. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders' equity, OTTI could be material to our financial condition and results of operations. Refer to Note 3 c) to the Consolidated Financial Statements for a description of the OTTI process.

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

At December 31, 2013, our net deferred tax asset was $616 million. Refer to Note 8 to the Consolidated Financial Statements for additional information. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. available for sale fixed maturities to recovery. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity.  At December 31, 2013, the valuation allowance of $64 million

(including $24 million with respect to foreign tax credits) reflects management's assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to use foreign tax credits.

Fair value measurements
Accounting guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants and establishes a three-level valuation hierarchy based on the reliability of the inputs.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1 inputs) and the lowest priority to unobservable data (Level 3 inputs):

•	Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets.

•
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

•	Level 3 inputs are unobservable and reflect our judgments about assumptions that market participants would use in pricing an asset or liability.

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

While we obtain values for the majority of our investment securities from pricing services, it is ultimately our responsibility to determine whether the values recorded in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with the GAAP definition of fair value as an exit price. Based on our understanding of the methodologies, our pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by our pricing services, all applicable investments have been valued in accordance with GAAP valuation principles. We have controls to review significant price changes and stale pricing, and to ensure that prices received from pricing services have been accurately reflected in the consolidated financial statements. We do not adjust prices obtained from pricing services.

Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

Level 3 assets represented five percent and four percent of assets measured at fair value at December 31, 2013 and 2012, respectively, and three percent of total assets at both December 31, 2013 and 2012. Level 3 liabilities represented 74 percent and 100 percent of liabilities measured at fair value at December 31, 2013 and 2012, respectively, and less than one percent and two percent of our total liabilities at December 31, 2013 and 2012, respectively. During 2013, 2012 and 2011, we transferred assets of $99 million, $164 million and $55 million, respectively, into Level 3 assets from other levels of the valuation hierarchy. During 2013, 2012 and 2011, we transferred assets of $88 million, $110 million and $70 million, respectively, out of Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the Consolidated Financial Statements for a description of the valuation techniques and inputs used to determine fair values of financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the years ended December 31, 2013, 2012, and 2011.

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

•
Reinsurance programs covering GMDB with claim limit(s) that are a function of the underlying guaranteed value. This category accounts for approximately 25 percent of the total reinsured GMDB guaranteed value. The annual claim limit expressed as a percentage of guaranteed value ranges from 0.4 percent to 2 percent. Approximately 65 percent of guaranteed value in this category is also subject to annual claim deductibles that range from 0.1 percent to 0.2 percent of guaranteed value (i.e., our reinsurance coverage would only pay total annual claims in excess of 0.1 percent to 0.2 percent of the total guaranteed value). Approximately 45 percent of guaranteed value in this category is also subject to an aggregate claim limit which was approximately $383 million as of December 31, 2013. Approximately 75 percent of guaranteed value in this category has additional reinsurance coverage for GLB.

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

•
Reinsurance programs covering GMIB with an annual claim limit. This category accounts for approximately 55 percent of the total reinsured GLB guaranteed value. The annual claim limit is 10 percent of guaranteed value on over 95 percent of the guaranteed value in this category. Additionally, reinsurance programs in this category have an annual annuitization limit that ranges between 17.5 percent and 30 percent with approximately 45 percent of guaranteed value subject to an annuitization limit of 20 percent or under, and the remaining 55 percent subject to an annuitization limit of 30 percent. Approximately 41 percent of guaranteed value in this category is also subject to minimum annuity conversion factors that limit the exposure to low interest rates. Approximately 45 percent of guaranteed value in this category has additional reinsurance coverage for GMDB.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value (liability) asset of $(54) million and $24 million at December 31, 2013 and 2012, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 7 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The majority of policies we reinsure reach the end of their “waiting periods” in 2014 or later, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
2013 and prior	29%
2014	19%
2015	6%
2016	6%
2017	19%
2018	14%
2019	5%
2020 and after	2%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2013	2012
Death Benefits (GMDB)
Premium	$77	$84
Less paid claims	63	99
Net	$14	$(15)
Living Benefits (Includes GMIB and GMAB)
Premium	$149	$160
Less paid claims	23	11
Net	$126	$149
Total VA Guaranteed Benefits
Premium	$226	$244
Less paid claims	86	110
Net	$140	$134

Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $39 million of claims and $69 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. More than 70 percent of our living benefit reinsurance clients' policyholders, measured by account value, are currently ineligible to trigger a claim payment. At current market levels, we expect approximately $4 million of claims and $136 million of premium on living benefits over the next 12 months.

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

Goodwill impairment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $4.6 billion and $4.3 billion at December 31, 2013 and 2012, respectively. During 2013, our goodwill balance increased by approximately 7 percent, primarily due to acquisitions. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are:

•	New York Life's Korea operations and Hong Kong operations acquired in 2011;

•	Rain and Hail Insurance Service, Inc. (Rain and Hail) acquired in 2010;

•	North American division of Combined Insurance acquired in 2008;

•	Domestic and International divisions of ACE INA acquired in 1999, including subsequent international acquisitions; and

•	ACE Tempest Re's businesses acquired in 1996 and 1998.

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

Other reporting units from smaller acquisitions are also assessed annually. Based on our impairment testing for 2013, we determined no impairment was required and none of our reporting units were at risk for impairment.

In assessing the fair value of a reporting unit, we make assumptions and estimates about the profitability attributable to our reporting units, including:

•	short-term and long-term growth rates; and

•	estimated cost of equity and changes in long-term risk-free interest rates.
If our assumptions and estimates made in assessing the fair value of acquired entities change, we could be required to write-down the carrying value of goodwill which could be material to our results of operations in the period the charge is taken.

_____________________________________________________________________________________________________________________
Consolidated Operating Results – Years Ended December 31, 2013, 2012, and 2011

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums written	$17,025	$16,075	$15,372	5.9%	4.6%
Net premiums earned	16,613	15,677	15,387	6.0%	1.9%
Net investment income	2,144	2,181	2,242	(1.7)%	(2.8)%
Net realized gains (losses)	504	78	(795)	NM	NM
Total revenues	19,261	17,936	16,834	7.4%	6.5%
Losses and loss expenses	9,348	9,653	9,520	(3.2)%	1.4%
Policy benefits	515	521	401	(1.2)%	29.9%
Policy acquisition costs	2,659	2,446	2,472	8.7%	(1.1)%
Administrative expenses	2,211	2,096	2,068	5.5%	1.4%
Interest expense	275	250	250	10.0%	—
Other (income) expense	15	(6)	81	NM	NM
Total expenses	15,023	14,960	14,792	0.4%	1.1%
Income before income tax	4,238	2,976	2,042	42.4%	45.7%
Income tax expense	480	270	502	77.8%	(46.2)%
Net income	$3,758	$2,706	$1,540	38.9%	75.6%
NM – not meaningful
The following table presents the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	2013	2012	2011
Net premiums written:
Growth in original currency	6.9%	6.0%	10.0%
Foreign exchange effect	(1.0)%	(1.4)%	2.1%
Growth as reported in U.S. dollars	5.9%	4.6%	12.1%
Net premiums earned:
Growth in original currency	6.9%	3.4%	11.4%
Foreign exchange effect	(0.9)%	(1.5)%	2.5%
Growth as reported in U.S. dollars	6.0%	1.9%	13.9%

The following table presents a line of business breakdown of consolidated net premiums written:

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Retail P&C	$6,277	$5,735	$5,257	9.5%	9.1%
Wholesale	1,610	1,502	1,437	7.2%	4.5%
Personal lines	1,593	1,196	1,067	33.2%	12.1%
Small commercial	316	258	278	22.5%	(7.2)%
Reinsurance	991	1,025	979	(3.3)%	4.7%
Property, casualty and all other	10,787	9,716	9,018	11.0%	7.7%
Agriculture	1,627	1,859	1,951	(12.5)%	(4.7)%
Personal accident (A&H)	3,655	3,532	3,486	3.5%	1.3%
Life	956	968	917	(1.2)%	5.6%
Total consolidated	$17,025	$16,075	$15,372	5.9%	4.6%

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased in 2013 due to higher net premiums written in our Insurance – Overseas General segment driven by strong performance in our retail operations in all product lines – P&C, A&H, and personal lines. The acquisitions of ABA Seguros in May 2013 and Fianzas Monterrey in April 2013 (Mexican Acquisitions), and Jaya Proteksi in September 2012 also added to premium growth. Growth in net premiums written was adversely impacted by foreign exchange. Our Insurance – North American P&C segment also reported increases in net premiums written in our retail division from growth across a broad range of our product portfolio including our risk management business, specialty casualty, professional, property, and A&H lines of business reflecting rate increases, exposure changes, strong renewal retention, and new business. This increase was partially offset by lower net written premiums in our Insurance – North American Agriculture segment due to lower premium retention in our MPCI program. Retention for the current year was lower due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased. Our Global Reinsurance segment also reported a decrease in net premiums written due to a non-recurring LPT treaty written in the prior year and increased property catastrophe cessions.

Net premiums written increased in 2012 in our Insurance – North American P&C segment retail division reflecting rate increases in most lines, strong renewal retention, and new business. In addition, there was good growth in many lines of business which include our risk management and personal lines businesses. This growth was partially offset by lower premiums in certain casualty and program business from adherence to our underwriting standards; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. Net premiums written in our wholesale and specialty division increased primarily from growth in many excess and surplus property, casualty, and professional lines where we benefited from rate increases, strong renewal retention, and new business. Net premiums written increased in our Insurance – Overseas General segment driven by growth in our retail operations in all major product lines – P&C, A&H and personal lines. Growth in our P&C and A&H lines was primarily driven by strong results in both Latin America and Asia. In addition, P&C growth benefited from the impact of reinstatement premiums expensed in 2011. New business opportunities in Latin America, Asia, and Europe drove the growth in personal lines. Growth in net premiums written for 2012 was adversely impacted by foreign exchange. Net premiums written increased in our Life segment primarily due to growth in our Asian markets. Net premiums written increased in our Global Reinsurance segment primarily due to treaty business written in the year, improved pricing conditions in our property catastrophe business, and growth in our U.S. automobile business. This growth was partially offset by lower production in the first quarter of 2012 from competitive market conditions, adherence to underwriting standards, and an LPT treaty written in 2011. The increase in net premiums written in 2012 was partially offset by lower net premiums written in our Insurance – North American Agriculture segment from lower MPCI production.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased in 2013 in our Insurance – Overseas General segment driven by the acquisitions and strong performance in all product lines as described above. Our Insurance – North American P&C segment also reported increases in net premiums earned from higher net premiums written as described above. This increase was partially offset by lower net premiums earned in our Insurance – North American Agriculture and Global Reinsurance segments from lower net premiums written as described above.

Net premiums earned increased in 2012 in our Insurance – Overseas General segment via strong performances in our retail operations in Latin America and Asia, as well as the favorable impact of reinstatement premiums expensed in 2011. This result was partially offset by the unfavorable impact of foreign exchange. Our Insurance – North American P&C segment also reported increases in net premiums earned from higher net premiums written as described above. Net premiums earned increased in our Life segment primarily due to growth in our Asian markets. Net premiums earned were flat in our Global Reinsurance segment and decreased in our Insurance – North American Agriculture segment from lower net premiums written as described above.

Net investment income was $2.1 billion for 2013 and $2.2 billion for both 2012 and 2011. Refer to “Net Investment Income” and “Investments” for additional information.

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

The following table presents our calendar year consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio:

	2013	2012	2011
Loss and loss expense ratio	59.6%	65.7%	66.0%
Policy acquisition cost ratio	15.7%	15.3%	15.8%
Administrative expense ratio	12.7%	12.9%	12.9%
Combined ratio	88.0%	93.9%	94.7%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio:

	2013	2012	2011
Loss and loss expense ratio, as reported	59.6%	65.7%	66.0%
Catastrophe losses and related reinstatement premiums	(1.5)%	(4.6)%	(6.5)%
Prior period development	3.7%	3.5%	4.1%
Loss and loss expense ratio, adjusted	61.8%	64.6%	63.6%

Total net pre-tax catastrophe losses, excluding reinstatement premiums, were $230 million in 2013, compared with $633 million in 2012 and $859 million in 2011. Catastrophe losses in 2013 were primarily from flooding in Canada and Australia and severe weather-related events in the U.S. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, other severe weather-related events in the U.S. and Canada, and flooding in the U.K. Catastrophe losses in 2011 were primarily from earthquakes in Japan and New Zealand, flooding in Thailand, storms in Australia, and other severe weather-related events in the U.S. including Hurricane Irene. The adjusted loss and loss expense ratio decreased in 2013 primarily due to U.S. drought conditions in the prior year which unfavorably impacted the 2012 ratio.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced $530 million of net favorable prior period development in 2013, which includes an asbestos and environmental (A&E) and other run-off charge of $166 million, compared with net favorable prior period development of $479 million in 2012, which includes an A&E and other run-off charge of $140 million, and $556 million in 2011. Refer to “Prior Period Development” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in 2013 primarily due to a decrease in net premiums earned and higher agent commissions in our Insurance – North American Agriculture segment's MPCI business. The prior year ratio was favorably impacted by higher premium retention and lower agent commissions in the MPCI business caused by the drought conditions in the U.S. This increase was partially offset by a lower policy acquisition cost ratio in our Insurance – Overseas General segment primarily due to the Mexican Acquisitions. Our policy acquisition cost ratio decreased in 2012 primarily due to lower profit sharing commission expenses in our Insurance – North American Agriculture segment reflecting high losses in the crop insurance business and from a favorable change in the mix of business in our Insurance – Overseas General segment. This favorable impact was offset by growth in certain businesses, including personal lines and A&H that carry a higher acquisition rate than our other businesses.

Our administrative expense ratio decreased in 2013 primarily due to the favorable impact of a $29 million legal settlement in the current year and growth in net premiums earned that outpaced the growth in administrative expenses in our Insurance – North American P&C segment. This favorable impact was offset by a decrease in our Insurance – North American Agriculture segment's net premiums earned as well as the impact of lower Administrative and Operating expense (A&O) reimbursements in our MPCI business. Our administrative expense ratio was flat in 2012 as the increase in spending to support growth, primarily in our Insurance – North American P&C segment and our Latin America and Asia regions within our Insurance – Overseas General segment, was offset by lower regulatory costs for Combined in the U.K. and Ireland.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 11.3 percent in 2013, compared with 9.1 percent and 24.6 percent in 2012 and 2011, respectively. The effective income tax rate in 2013 is higher compared to 2012 due to a favorable resolution in 2012 of various tax matters and the closing of statutes of limitations of $124 million which lowered the 2012 effective tax rate. Partially offsetting the increase in the 2013 effective tax rate was the impact of both net realized gains on derivatives and a higher percentage of earnings being generated in lower tax paying jurisdictions during the current year. The decrease in our effective income tax rate in 2012 compared to 2011 was due to the favorable resolution of various prior years' tax matters and the closing of statutes of limitations and a higher percentage of earnings generated in lower tax-paying jurisdictions, and a decrease in the amount of net realized losses on derivatives generated in lower tax-paying jurisdictions.

_____________________________________________________________________________________________________________________
Prior Period Development

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves (1)
2013
Insurance – North American P&C – active	$(221)	$(106)	$(327)	2.1%
Insurance – North American P&C – run-off(2)	193	—	193	1.2%
Insurance – North American Agriculture	—	(13)	(13)	4.0%
Insurance – Overseas General	(127)	(172)	(299)	3.8%
Global Reinsurance	(53)	(31)	(84)	3.6%
Total	$(208)	$(322)	$(530)	2.0%
2012
Insurance – North American P&C – active	$(245)	$(103)	$(348)	2.2%
Insurance – North American P&C – run-off(2)	168	—	168	1.1%
Insurance – North American Agriculture	—	(12)	(12)	2.6%
Insurance – Overseas General	(121)	(105)	(226)	3.1%
Global Reinsurance	(32)	(29)	(61)	2.7%
Total	$(230)	$(249)	$(479)	1.9%
2011
Insurance – North American P&C – active	$(186)	$(103)	$(289)	1.8%
Insurance – North American P&C – run-off(2)	102	—	102	0.6%
Insurance – North American Agriculture	—	(8)	(8)	5.2%
Insurance – Overseas General	(154)	(136)	(290)	4.2%
Global Reinsurance	(58)	(13)	(71)	3.1%
Total	$(296)	$(260)	$(556)	2.2%

(1)	Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

(2)	Brandywine Holdings and Westchester Specialty operations in respect of 1996 and prior years.

For a discussion of significant prior period movements by segment, refer to Note 7 to the Consolidated Financial Statements.

_____________________________________________________________________________________________________________________
Segment Operating Results – Years Ended December 31, 2013, 2012, and 2011

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information refer to “Segment Information” under Item 1. The discussions that follow include tables that show our segment operating results for the years ended December 31, 2013, 2012, and 2011.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums written	$5,915	$5,349	$4,900	10.6%	9.2%
Net premiums earned	5,721	5,147	4,969	11.1%	3.6%
Losses and loss expenses	3,776	3,715	3,577	1.6%	3.9%
Policy acquisition costs	597	558	532	7.0%	4.9%
Administrative expenses	601	608	598	(1.2)%	1.7%
Underwriting income	747	266	262	180.8%	1.5%
Net investment income	1,021	1,066	1,148	(4.2)%	(7.1)%
Net realized gains (losses)	72	41	28	75.6%	46.4%
Interest expense	5	12	13	(58.3)%	(7.7)%
Other (income) expense	(58)	(41)	(13)	41.5%	215.4%
Income tax expense	347	229	344	51.5%	(33.4)%
Net income	$1,546	$1,173	$1,094	31.8%	7.2%
Loss and loss expense ratio	66.0%	72.2%	72.0%
Policy acquisition cost ratio	10.4%	10.8%	10.7%
Administrative expense ratio	10.5%	11.8%	12.0%
Combined ratio	86.9%	94.8%	94.7%

Net premiums written increased in 2013 in our retail division from growth across a broad range of our product portfolio including our risk management business, specialty casualty, professional, property, and A&H lines of business reflecting rate increases, exposure changes, strong renewal retention, and new business. In addition, we grew net premiums written in our Commercial Risk Services division, primarily professional lines and programs, and our personal lines division, primarily in the homeowners, automobile, and umbrella business offered through ACE Private Risk Services. Our wholesale and specialty division contributed to the increase in net premiums written due to higher production from our property, casualty, and professional lines of business.

Net premiums written increased in 2012 in our retail division reflecting rate increases in most lines, strong renewal retention, and new business. Growth in our retail division was due to higher production from a broad array of products including our primary casualty and risk management businesses, property, A&H, a range of specialty casualty products, and professional risk lines of business. In addition, we continued to generate higher personal lines production including higher premiums in the homeowners and automobile business offered through ACE Private Risk Services. Growth in our retail division was partially offset by lower premiums in certain casualty and program business from adherence to our underwriting standards; in particular, we continued our planned reduction in our U.S. general market workers' compensation business. Our wholesale and specialty division contributed to the increase from growth in many excess and surplus property, casualty, and professional lines where we benefited from rate increases, strong renewal retention, and new business.

Net premiums earned increased in 2013 and 2012 primarily due to the increase in net premiums written as described above. In both years, growth in net premiums earned for the retail division was partially offset by lower earned premiums from our program business.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Property and all other	$1,489	$1,370	$1,232	8.7%	11.2%
Casualty	3,847	3,406	3,380	12.9%	0.8%
Personal accident (A&H)	385	371	357	3.8%	3.9%
Net premiums earned	$5,721	$5,147	$4,969	11.1%	3.6%

	2013 % of Total	2012 % of Total	2011 % of Total
Property and all other	26%	27%	25%
Casualty	67%	66%	68%
Personal accident (A&H)	7%	7%	7%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2013	2012	2011
Loss and loss expense ratio, as reported	66.0%	72.2%	72.0%
Catastrophe losses and related reinstatement premiums	(1.7)%	(8.5)%	(6.4)%
Prior period development	2.5%	3.7%	3.8%
Loss and loss expense ratio, adjusted	66.8%	67.4%	69.4%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $94 million in 2013, compared with $430 million in 2012 and $314 million in 2011. Catastrophe losses in 2013 were primarily from flooding in Canada and severe weather-related events in the U.S. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and other severe weather-related events in the U.S. and Canada. Catastrophe losses in 2011 were from severe weather-related events in the U.S., including Hurricane Irene and flooding, as well as exposure from the Japan earthquake and the flooding in Thailand. Net favorable prior period development was $134 million in 2013, compared with $180 million in 2012 and $187 million in 2011. Refer to the “Prior Period Development” section for additional information. In 2013, the adjusted loss and loss expense ratio benefited from lower loss ratios in several of our lines where execution of detailed portfolio management plans has resulted in improved current accident year loss ratio performance. Partially offsetting the improvement in current accident year loss ratio performance is higher premiums from assumed loss portfolio programs, which is written at a higher loss ratio than other lines of business. The adjusted loss and loss expense ratio decreased in 2012 primarily due to a reduction in the current accident year loss ratio for several of our lines where execution of detailed portfolio management plans has resulted in improved loss ratio performance.

The policy acquisition cost ratio decreased in 2013 primarily due to growth in certain businesses which incur lower acquisition expenses. The policy acquisition cost increased slightly in 2012 due to growth in certain businesses, including personal lines and A&H that carry a higher acquisition rate than our other businesses, and increased spending for strategic initiatives to support future growth opportunities.

The administrative expense ratio decreased in 2013 primarily due to the favorable impact of a $29 million legal settlement in the current year and growth in net premiums earned that outpaced the growth in administrative expenses. The administrative expense ratio decreased in 2012 as the growth in net premiums earned outpaced the growth in administrative expenses. In both 2013 and 2012, we increased spending to support growth, primarily in our retail businesses, including ACE Private Risk Services and our wholesale and specialty business.

Insurance – North American Agriculture

The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums written	$1,627	$1,859	$1,951	(12.5)%	(4.7)%
Net premiums earned	1,678	1,872	1,942	(10.4)%	(3.6)%
Losses and loss expenses (1)	1,525	1,911	1,699	(20.2)%	12.5%
Policy acquisition costs	53	28	80	89.3%	(65.0)%
Administrative expenses	11	(7)	(6)	NM	16.7%
Underwriting income (loss)	89	(60)	169	NM	NM
Net investment income	26	25	22	4.0%	13.6%
Net realized gains (losses) (1)	2	1	6	100.0%	(83.3)%
Interest expense	1	—	2	NM	NM
Other (income) expense	32	32	18	—	77.8%
Income tax expense (benefit)	20	(29)	51	NM	NM
Net income (loss)	$64	$(37)	$126	NM	NM
Loss and loss expense ratio	90.9%	102.1%	87.5%
Policy acquisition cost ratio	3.2%	1.5%	4.1%
Administrative expense ratio	0.6%	(0.4)%	(0.3)%
Combined ratio	94.7%	103.2%	91.3%

(1)
Losses from fair value changes on crop derivatives are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance - North American Agriculture underwriting income. Refer to Note 10 to the consolidated financial statements for more information on these derivatives.

Net premiums written decreased in 2013 primarily due to lower premium retention in our MPCI program. Retention for the current year was lower due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which is in addition to the excess of loss reinsurance coverage historically purchased.

Net premiums written decreased in 2012 due to lower MPCI production reflecting lower commodity prices, most notably for major spring crops including corn and soybeans, and related volatility in these prices; as well as lower premiums from true-up adjustments for prior years estimated premiums. This decrease was partially offset by higher net premiums written due to increased premium retention primarily reflecting lower premium cessions to the federal government, and growth in our Agribusiness products reflecting the November 2011 acquisition of Penn Millers.

Net premiums earned decreased in 2013 and 2012 primarily due to lower net premiums written as described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2013	2012	2011
Loss and loss expense ratio, as reported	90.9%	102.1%	87.5%
Catastrophe losses and related reinstatement premiums	(0.4)%	(0.6)%	(1.7)%
Prior period development	0.8%	0.7%	0.4%
Loss and loss expense ratio, adjusted	91.3%	102.2%	86.2%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $7 million in 2013, compared with $11 million in 2012 and $33 million in 2011. Net favorable prior period development was $13 million in 2013, compared with $12 million in 2012 and $8 million in 2011. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio for 2013 reflects higher losses resulting from lower commodity prices at the time of harvest as compared to the original base price used at the time the insurance contract is sold. Despite this increase, the adjusted loss and loss expense ratio for 2013 declined over the prior year because last year was adversely impacted by the U.S. drought. The adjusted loss and loss expense ratio increased in 2012 reflecting the impact of the U.S. drought on our MPCI business.

The policy acquisition cost ratio increased in 2013 primarily due to lower agent commission accruals in 2012, partially offset by the cede commission benefit from the proportional reinsurance purchase on the 2013 crop year. The U.S. drought significantly impacted the profitability of the MPCI business in 2012, and in years when the MPCI program is in an unprofitable position as defined in the SRA agent profit share commissions are not paid. The increase for 2013 also reflects a $14 million benefit in 2012 reflecting a revision in estimated agent profit share commissions for the prior year's MPCI business. The policy acquisition cost ratio decreased in 2012 from the impacts of the U.S. drought and the $14 million benefit as discussed above.

The administrative expense ratio increased in 2013 primarily due to higher Administrative and Operating expense (A&O) reimbursements on the MPCI business in the prior year mainly due to additional reimbursements earned for high loss ratio states and underserved states. Under the SRA with the federal government, ACE receives additional expense reimbursements when losses in individual states exceed a specified threshold. For 2012 and 2011, a portion of the A&O reimbursement included reimbursement of certain costs for claims handling, which are reported in Losses and loss expenses. In 2012, the administrative expenses also included a $6 million benefit for a revision in the prior year's estimate of staff related costs. The administrative expense ratio was relatively flat in 2012 as an increase in the A&O expense reimbursements from the federal government were offset by a decrease in net premiums earned.

Insurance – Overseas General

The Insurance – Overseas General segment comprises ACE International and ACE Global Markets (AGM). ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada, and the international supplemental A&H business of Combined Insurance.  AGM comprises the segment’s London-based wholesale insurance business for excess and surplus lines; this includes Lloyd's of London Syndicate 2488. The reinsurance operations of AGM are included in the Global Reinsurance segment.

				% Change
(in millions of U.S dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums written	$6,520	$5,863	$5,629	11.2%	4.2%
Net premiums earned	6,333	5,740	5,614	10.3%	2.2%
Losses and loss expenses	3,062	2,862	3,029	7.0%	(5.5)%
Policy acquisition costs	1,453	1,353	1,335	7.4%	1.3%
Administrative expenses	1,008	935	939	7.8%	(0.4)%
Underwriting income	810	590	311	37.3%	89.7%
Net investment income	539	521	546	3.5%	(4.6)%
Net realized gains (losses)	18	103	33	(82.5)%	212.1%
Interest expense	5	5	5	—	—
Other (income) expense	39	3	—	NM	NM
Income tax expense	222	133	164	66.9%	(18.9)%
Net income	$1,101	$1,073	$721	2.6%	48.8%
Loss and loss expense ratio	48.4%	49.8%	54.0%
Policy acquisition cost ratio	22.9%	23.6%	23.8%
Administrative expense ratio	15.9%	16.3%	16.7%
Combined ratio	87.2%	89.7%	94.5%

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table presents by major product line the approximate effect of changes in foreign currency exchange rates on the growth of net premiums written and earned:

	2013			2012	2011
	P&C	A&H	Total	Total	Total
Net premiums written:
Growth in original currency	18.1%	6.2%	13.7%	7.7%	4.1%
Foreign exchange effect	(3.1)%	(1.6)%	(2.5)%	(3.5)%	4.4%
Growth as reported in U.S. dollars	15.0%	4.6%	11.2%	4.2%	8.5%
Net premiums earned:
Growth in original currency	17.7%	4.2%	12.7%	6.0%	3.9%
Foreign exchange effect	(2.9)%	(1.5)%	(2.4)%	(3.8)%	5.1%
Growth as reported in U.S. dollars	14.8%	2.7%	10.3%	2.2%	9.0%

Net premiums written increased in 2013 driven by strong performance in our retail operations and from acquisitions. Growth was reported in our retail operations in all product lines – P&C, A&H, and personal lines. P&C growth was reported across all regions of our retail operations, driven by strong renewal retention and improved new business writings. A&H growth was primarily driven by strong results in Asia and Latin America. Personal lines growth reflected new business opportunities in Europe, Latin America, and Asia. In addition, the acquisitions of ABA Seguros in May 2013, Fianzas Monterrey in April 2013, and Jaya Proteksi in September 2012, added $407 million of growth to premiums. The unfavorable impact of foreign exchange partially offset this growth.

Net premiums written increased in 2012 driven by growth in our retail operations in all major product lines – P&C, A&H, and personal lines. Growth in our P&C and A&H lines was primarily driven by strong results in both Latin America and Asia. A&H growth was partially offset by declines in Combined Insurance's European business. In addition, P&C growth benefited from the impact of reinstatement premiums expensed in 2011. New business opportunities in Latin America, Asia, and Europe drove the growth in personal lines. Growth in net premiums written for 2012 was adversely impacted by foreign exchange.

Net premiums earned increased in 2013 driven by the acquisitions described above, which generated $389 million of net premiums earned, and strong performance in all regions and product lines. This growth was partially offset by the unfavorable impact of foreign exchange. Net premiums earned increased in 2012 via strong performances in our retail operations in Latin America and Asia, as well as the favorable impact of reinstatement premiums expensed in 2011. This result was partially offset by the unfavorable impact of foreign exchange.

The following two tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Line of Business
Property and all other	$2,672	$2,236	$2,080	19.5%	7.5%
Casualty	1,479	1,379	1,415	7.3%	(2.5)%
Personal accident (A&H)	2,182	2,125	2,119	2.7%	0.3%
Net premiums earned	$6,333	$5,740	$5,614	10.3%	2.2%
Region
Europe	$2,385	$2,253	$2,293	5.9%	(1.7)%
Asia Pacific	1,383	1,244	1,115	11.2%	11.6%
Far East	458	525	519	(12.8)%	1.2%
Latin America	1,434	1,054	972	36.1%	8.4%
	5,660	5,076	4,899	11.5%	3.6%
ACE Global Markets	673	664	715	1.4%	(7.1)%
Net premiums earned	$6,333	$5,740	$5,614	10.3%	2.2%

	2013 % of Total	2012 % of Total	2011 % of Total
Line of Business
Property and all other	42%	39%	37%
Casualty	23%	24%	25%
Personal accident (A&H)	35%	37%	38%
Net premiums earned	100%	100%	100%
Region
Europe	38%	39%	41%
Asia Pacific	22%	22%	20%
Far East	7%	9%	9%
Latin America	23%	18%	17%
	90%	88%	87%
ACE Global Markets	10%	12%	13%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2013	2012	2011
Loss and loss expense ratio, as reported	48.4%	49.8%	54.0%
Catastrophe losses and related reinstatement premiums	(1.4)%	(1.4)%	(6.3)%
Prior period development	4.7%	4.0%	5.2%
Loss and loss expense ratio, adjusted	51.7%	52.4%	52.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $88 million in 2013, compared with $76 million in 2012 and $329 million in 2011. Catastrophe losses in 2013 were primarily related to flooding in Australia, Europe, and Canada, as well as hurricanes in Latin America, and the earthquake in New Zealand. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and flooding in the U.K. Catastrophe losses in 2011 included flooding in Thailand, earthquakes in New Zealand and Japan, and storms in the U.S. and Australia. Net favorable prior period development was $299 million in 2013, compared with $226 million in 2012 and $290 million in 2011. Refer to the “Prior Period Development” section for additional information. The adjusted loss ratio decreased in 2013 due primarily to large property losses in the prior year which unfavorably impacted the prior year ratio. The adjusted loss ratio decreased in 2012 primarily due to the reduction of current accident year losses in our retail operations.

The policy acquisition ratio decreased in 2013 primarily due to the Mexican Acquisitions. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the Mexican Acquisitions are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies. The policy acquisition cost ratio decreased in 2012 due to lower A&H costs, a favorable change in the mix of business, and the favorable impact of reinstatement premiums expensed in 2011.

The administrative expense ratio decreased in 2013 due to the favorable impact of foreign exchange, the acquisitions described above, which generate lower administrative expenses than our other businesses, as well as growth in net premiums earned that outpaced the growth in administrative expenses and lower A&H regulatory fees paid in Europe. The administrative expense ratio decreased in 2012 primarily due to lower A&H regulatory fees paid in Europe and the favorable impact of reinstatement premiums expensed in 2011.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums written	$991	$1,025	$979	(3.3)%	4.7%
Net premiums earned	976	1,002	1,003	(2.6)%	—
Losses and loss expenses	396	553	621	(28.4)%	(11.0)%
Policy acquisition costs	197	172	185	14.5%	(7.0)%
Administrative expenses	50	51	52	(2.0)%	(1.9)%
Underwriting income	333	226	145	47.3%	55.9%
Net investment income	280	290	287	(3.4)%	1.0%
Net realized gains (losses)	53	6	(50)	NM	NM
Interest expense	5	4	2	25.0%	100.0%
Other (income) expense	(19)	(15)	(1)	26.7%	NM
Income tax expense	36	15	30	140.0%	(50.0)%
Net income	$644	$518	$351	24.3%	47.6%
Loss and loss expense ratio	40.5%	55.2%	62.0%
Policy acquisition cost ratio	20.3%	17.1%	18.4%
Administrative expense ratio	5.1%	5.2%	5.2%
Combined ratio	65.9%	77.5%	85.6%

Net premiums written decreased in 2013 due to a non-recurring LPT treaty written in the prior year, increased property catastrophe cessions to a sidecar, Altair Re, and lower catastrophe reinstatement premiums. This decrease was substantially offset by strong renewal retention and new business written, primarily in our U.S. property and U.S. automobile lines of business. Net premiums written increased in 2012 due to U.S. property treaties written in the year, improved pricing conditions in our property catastrophe business, and growth in our U.S. automobile lines of business, partially offset by lower production in the first quarter of 2012 from competitive market conditions, adherence to underwriting standards, and an LPT treaty written in 2011.

Net premiums earned decreased in 2013 due to a non-recurring LPT treaty written in the prior year, which was fully earned when written and, to a lesser extent, the higher property catastrophe cessions noted above. This decrease was partially offset by higher net premiums earned in our U.S. property lines due to higher premiums written in the current and prior years. Net premiums earned were flat in 2012 as a result of competitive market conditions.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Property and all other	$253	$194	$177	30.4%	9.6%
Casualty	433	507	545	(14.6)%	(7.0)%
Property catastrophe	290	301	281	(3.7)%	7.1%
Net premiums earned	$976	$1,002	$1,003	(2.6)%	—

	2013 % of Total	2012 % of Total	2011 % of Total
Property and all other	26%	19%	18%
Casualty	44%	51%	54%
Property catastrophe	30%	30%	28%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2013	2012	2011
Loss and loss expense ratio, as reported	40.5%	55.2%	62.0%
Catastrophe losses and related reinstatement premiums	(4.0)%	(11.1)%	(18.0)%
Prior period development	9.1%	6.3%	7.7%
Loss and loss expense ratio, adjusted	45.6%	50.4%	51.7%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $41 million in 2013, compared with $116 million in 2012 and $183 million in 2011. Catastrophe losses in 2013 were primarily from flooding in Canada and Europe. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and other North American weather-related events. Catastrophe losses in 2011 were primarily from earthquakes in Japan and New Zealand, and weather-related events in the U.S. Net favorable prior period development was $84 million in 2013, compared with $61 million in 2012 and $71 million in 2011 (2013, 2012 and 2011 are net of $8 million, $4 million, and $13 million, respectively, of unfavorable premium adjustments to loss sensitive treaties). Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased in 2013 primarily due to the LPT treaty written in 2012, which unfavorably impacted the 2012 ratio. In addition, the adjusted loss and loss expense ratio decreased due to favorable current accident year loss experience and a change in the mix of business towards lower loss ratio products. The adjusted loss and loss expense ratio decreased in 2012 due to an increase in lower loss ratio property catastrophe business and from the favorable impact of an LPT treaty written in 2011, which unfavorably impacted the 2011 ratio. This decrease was partially offset by the unfavorable impact of the LPT treaty written in 2012 and unfavorable current accident year loss experience.

The policy acquisition cost ratio increased in 2013 due to a change in the mix of business towards products that have a higher acquisition cost ratio as well as the LPT treaty written in the prior year, which did not generate acquisition costs. The policy acquisition cost ratio decreased in 2012 from the impact of an LPT treaty, which did not generate acquisition costs, favorable profit commission accruals on the catastrophe retrocession contract, and net favorable adjustments on loss sensitive contract provisions.

The administrative expense ratio remained relatively flat in 2013 as lower administrative expenses were offset by a decrease in net premiums earned. The administrative expense ratio was flat in 2012.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net premiums written	$1,972	$1,979	$1,913	(0.4)%	3.4%
Net premiums earned	1,905	1,916	1,859	(0.6)%	3.1%
Losses and loss expenses	582	611	593	(4.7)%	3.0%
Policy benefits	515	521	401	(1.2)%	29.9%
(Gains) losses from fair value changes in separate account assets(1)	(16)	(29)	36	(44.8)%	NM
Policy acquisition costs	358	334	339	7.2%	(1.5)%
Administrative expenses	343	328	317	4.6%	3.5%
Net investment income	251	251	226	—	11.1%
Life underwriting income	374	402	399	(7.0)%	0.8%
Net realized gains (losses)	360	(72)	(806)	NM	(91.1)%
Interest expense	15	12	11	25.0%	9.1%
Other (income) expense(1)	13	25	26	(48.0)%	(3.8)%
Income tax expense	34	58	50	(41.4)%	16.0%
Net income (loss)	$672	$235	$(494)	186.0%	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
A&H	$1,016	$1,011	$996	0.5%	1.5%
Life insurance	672	654	573	2.8%	14.1%
Life reinsurance	284	314	344	(9.6)%	(8.7)%
Net premiums written (excludes deposits below)	$1,972	$1,979	$1,913	(0.4)%	3.4%

Deposits collected on universal life and investment contracts	$821	$611	$503	34.4%	21.5%

A&H net premiums written increased slightly in 2013 as growth in certain program business and improved new business production was substantially offset by the non-renewal of several large accounts. A&H net premiums written increased in 2012 due to a catch-up in premium registrations and growth in certain program business, partially offset by decreases in net premiums written due to the continuing effects on the economy resulting in lower new business and renewals. Life insurance net premiums written increased in 2013 and 2012 primarily due to growth in our Asian markets. Life reinsurance net premiums written decreased in 2013 and 2012 because there is no new life reinsurance business currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. The increase in life deposits collected in 2013 and 2012 is primarily due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2013, realized gains of $929 million were associated with a net decrease in the value of GLB liabilities; this decrease was primarily due to rising equity levels, higher interest rates, a $92 million realized gain related to an out-of-period adjustment for an error in a market valuation model, and a weakening yen, partially offset by an increased value of GLB liabilities due to the net unfavorable impact of changes in lapse and annuitization assumptions and also discounting future claims for one less year. We evaluated the quantitative and qualitative aspects of the out-of-period adjustment and concluded that the impact of recognizing this adjustment is not material to the consolidated financial statements and all prior period consolidated financial statements.

During the fourth quarter of 2013, we completed an in-depth review of actual policyholder lapse and annuitization behavior by treaty for our variable annuity reinsurance business. As a greater percentage of our clients’ policyholders have reached the ultimate lapse rate period and have become eligible to annuitize in the past year, we determined that experience was credible enough to warrant a more robust evaluation of our assumptions compared to actual experience. As a result of our review, we made several adjustments to our lapse assumption, the most significant of which was a reduction in lapses for most large, in-the-money, GMIB policies. The change in lapse assumption increased the fair value of GLB liabilities and generated a realized loss of $104 million. We also made several adjustments to our annuitization assumption, which generally lowered the utilization rate for most clients, while raising it for one client. The change in annuitization assumption decreased the fair value of GLB liabilities and generated a realized gain of $64 million. We will continue to monitor actual policyholder behavior against our assumptions and make adjustments as appropriate.

During 2012, realized gains of $203 million were associated with a net decrease in the value of GLB liabilities; this decrease was primarily due to rising equity levels and a weakening yen, partially offset by an increased value of GLB liabilities due to falling interest rates and the unfavorable impact of discounting future claims for one less year. During 2011, realized losses of $812 million were associated with a net increase in the value of GLB liabilities due to falling interest rates, falling international equity markets, and the unfavorable impact of discounting future claims for one less year. In addition, we experienced realized losses of $579 million, $297 million, and $4 million in 2013, 2012, and 2011, respectively, due to a decrease in the value of derivative instruments, which decrease in value when the S&P 500 index increases.

____________________________________________________________________________________________________________
Net Investment Income

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Fixed maturities	$2,093	$2,134	$2,196
Short-term investments	29	28	43
Equity securities	37	34	36
Other	105	104	62
Gross investment income	2,264	2,300	2,337
Investment expenses	(120)	(119)	(95)
Net investment income	$2,144	$2,181	$2,242

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 1.7 percent in 2013 compared with 2012 primarily due to lower reinvestment rates in our fixed income portfolio, offset by a higher overall invested asset base. Net investment income decreased 2.8 percent in 2012 compared with 2011 primarily due to lower reinvestment rates, higher investment expenses, and the negative impact of foreign exchange, partially offset by positive operating cash flows, higher private equity fund distributions, and the income benefit of an insurance contract classified as a deposit.

The investment portfolio’s average market yield on fixed maturities was 3.0 percent, 2.3 percent, and 3.1 percent at December 31, 2013, 2012, and 2011, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.3 percent yield on short-term investments reflects the global nature of our insurance operations. For example, yields on short-term investments in Malaysia, China, Indonesia, and Ecuador range from 3.0 percent to 7.5 percent.

The 4.6 percent yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. Year to date, the preferred equity securities and strategic emerging debt portfolio represent 76 percent of the gross equity securities investment income.

The following table shows the return on average invested assets:

	Years Ended December 31
(in millions of U.S. dollars, except for percentages)	2013	2012	2011
Average invested assets	$58,574	$55,665	$52,093
Net investment income	$2,144	$2,181	$2,242
Return on average invested assets	3.7%	3.9%	4.3%

____________________________________________________________________________________________________________
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

The following table presents our pre-tax net realized and unrealized gains (losses) on investments:

	Year Ended December 31, 2013			Year Ended December 31, 2012
(in millions of U.S. dollars)	Net Realized Gains (Losses)(1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)(1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$90	$(1,880)	$(1,790)	$230	$1,005	$1,235
Fixed income derivatives	78	—	78	(6)	—	(6)
Total fixed maturities	168	(1,880)	(1,712)	224	1,005	1,229
Public equity	15	(41)	(26)	4	61	65
Private equity	(2)	51	49	(7)	49	42
Other	(3)	3	—	3	5	8
Subtotal	178	(1,867)	(1,689)	224	1,120	1,344
Derivatives
Fair value adjustment on insurance derivatives	878	—	878	171	—	171
S&P put option and futures	(579)	—	(579)	(297)	—	(297)
Fair value adjustment on other derivatives	(2)	—	(2)	(4)	—	(4)
Subtotal derivatives	297	—	297	(130)	—	(130)
Foreign exchange gains (losses)	29	—	29	(16)	—	(16)
Total gains (losses)	$504	$(1,867)	$(1,363)	$78	$1,120	$1,198

(1)
For the year ended December 31, 2013, other-than-temporary impairments include $18 million for fixed maturities, $2 million for private equity, and $2 million for public equity. For the year ended December 31, 2012, other-than-temporary impairments include $25 million for fixed maturities, $7 million for private equity, and $5 million for public equity.

At December 31, 2013, our investment portfolios held by U.S. legal entities included approximately $253 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $89 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

We engage in a securities lending program which involves lending investments from time to time to other institutions for short periods. ACE invests the collateral received in securities of high credit quality and liquidity, with the objective of maintaining a stable principal balance. Certain investments purchased with the securities lending collateral declined in value resulting in an unrealized loss of $1 million at December 31, 2013. The unrealized loss is attributable to fluctuations in market values of the underlying performing debt instruments held by the respective mutual funds, rather than default of a debt issuer. It is our view that the decline in value is temporary.

____________________________________________________________________________________________________________
Other Income and Expense Items

Other (income) expense was $15 million in 2013 compared with $(6) million and $81 million in 2012 and 2011, respectively. Refer to Note 14 to the Consolidated Financial Statements for the components of Other (income) expense.

____________________________________________________________________________________________________________
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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years and 3.9 years at December 31, 2013 and 2012, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.3 billion at December 31, 2013.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2013		December 31, 2012
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$49,254	$48,406	$47,306	$44,666
Fixed maturities held to maturity	6,263	6,098	7,633	7,270
Short-term investments	1,763	1,763	2,228	2,228
	57,280	56,267	57,167	54,164
Equity securities	837	841	744	707
Other investments	2,976	2,671	2,716	2,465
Total investments	$61,093	$59,779	$60,627	$57,336

The fair value of our total investments increased $466 million during the year ended December 31, 2013, primarily due to the investing of operating cash flows, partially offset by the negative impact of rising interest rates on the valuation of our portfolio and unfavorable foreign exchange.

The following tables present the market value of our fixed maturities and short-term investments at December 31, 2013 and 2012. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2013		December 31, 2012
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,327	4%	$2,794	5%
Agency	1,454	3%	2,024	4%
Corporate and asset-backed securities	19,475	34%	18,983	33%
Mortgage-backed securities	12,273	21%	12,589	22%
Municipal	4,500	8%	3,872	7%
Non-U.S.	15,488	27%	14,677	25%
Short-term investments	1,763	3%	2,228	4%
Total	$57,280	100%	$57,167	100%
AAA	$8,677	15%	$9,285	16%
AA	21,520	38%	22,014	39%
A	11,168	19%	10,760	19%
BBB	7,193	12%	6,591	12%
BB	4,418	8%	4,146	7%
B	3,940	7%	3,846	6%
Other	364	1%	525	1%
Total	$57,280	100%	$57,167	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at December 31, 2013:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$504
Goldman Sachs Group Inc	444
General Electric Co	414
Wells Fargo & Co	283
Citigroup Inc	278
Morgan Stanley	274
Verizon Communications Inc	263
Bank of America Corp	258
HSBC Holdings Plc	224
AT&T INC	198

Mortgage-backed securities

	S&P Credit Rating
	Market Value						Amortized Cost
December 31, 2013 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,141	$—	$—	$—	$10,141	$10,155
Non-agency RMBS	56	8	26	15	186	291	295
Commercial mortgage-backed	1,811	13	10	7	—	1,841	1,828
Total mortgage-backed securities	$1,867	$10,162	$36	$22	$186	$12,273	$12,278
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
Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 53 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,225	$1,242
Republic of Korea	677	655
Canada	566	561
United Mexican States	472	474
Germany	356	357
Province of Ontario	337	332
Japan	289	289
Federative Republic of Brazil	259	260
Kingdom of Thailand	252	253
Province of Quebec	252	249
Other Non-U.S. Government Securities (1)	2,570	2,551
Total	$7,255	$7,223

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2013:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,474	$1,409
Canada	1,123	1,078
Australia	671	654
United States	593	571
France	533	516
Netherlands	488	473
Germany	484	467
Euro Supranational	237	232
Switzerland	230	219
Sweden	218	212
Other Non-U.S. Corporate Securities	2,182	2,146
Total	$8,233	$7,977

The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At December 31, 2013, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,100 issuers, with the greatest single exposure being $101 million.

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

__________________________________________________________________________________________________________
Reinsurance Recoverable on Ceded Reinsurance

(in millions of U.S. dollars)	December 31 2013	December 31 2012
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,612	$11,399
Reinsurance recoverable on paid losses and loss expenses (1)	615	679
Net reinsurance recoverable on losses and loss expenses	$11,227	$12,078
Reinsurance recoverable on policy benefits	$218	$241

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.3 billion and $2.5 billion of collateral at December 31, 2013 and 2012, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to lower MPCI losses, favorable PPD, collections relating to run-off operations, and lower natural catastrophe losses.

__________________________________________________________________________________________________________
Asbestos and Environmental (A&E) and Other Run-off Liabilities

Included in ACE's liabilities for losses and loss expenses are amounts for A&E liabilities. The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of ACE's A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environment. ACE has not assumed any such future changes in setting the value of our A&E reserves, which include provisions for both reported and IBNR claims. Refer to Note 7 to the Consolidated Financial Statements for additional information.

Reserving considerations
For asbestos, ACE faces claims relating to policies issued to manufacturers, distributors, installers, and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or groups of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies covering a wide range of time periods for a single insured.

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party at multiple sites.

The following table presents count information by account for asbestos and environmental claims, for direct policies only:

	2013	2012
Asbestos (by causative agent)
Open at beginning of year	1,058	1,196
Newly reported	69	65
Closed or otherwise disposed	20	203
Open at end of year	1,107	1,058

Environmental (by site)
Open at beginning of year	3,390	3,733
Newly reported	138	131
Closed or otherwise disposed	189	474
Open at end of year	3,339	3,390

Closed or otherwise disposed claims were significantly higher in 2012 due to a review of pending cases completed in 2012 prior to transferring claim handling responsibilities from a NICO subsidiary back to Century Indemnity Company. Refer to Note 7 to the Consolidated Financial Statements for additional information.

The following table presents our gross and net survival ratios for our A&E loss reserves and allocated loss adjustment expense (ALAE) reserves at December 31, 2013 and 2012:

	2013 Survival Ratios				2012 Survival Ratios (1)
	3 Year		1 Year		3 Year		1 Year
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Asbestos	4.4	4.2	4.5	6.0	5.2	4.5	4.2	3.1
Environmental	2.0	1.6	1.7	1.4	2.3	2.0	2.5	1.9
Total	3.9	3.4	3.8	4.2	4.7	3.9	4.0	2.9

(1)	2012 Survival Ratios have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2013.

The net ratios reflect third-party reinsurance other than the aggregate excess reinsurance provided under the NICO contracts, which was exhausted on a paid basis in 2013. These survival ratios are calculated by dividing the asbestos or environmental loss and ALAE reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio), and by asbestos or environmental loss and ALAE payments in the current year (1 year survival ratio). The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy and note that the 1 year survival ratios, particularly, are likely to move considerably from year to year for the reasons just described.

The 1 year asbestos net survival ratio increase in 2013 was primarily due to an increase in ceded billing transactions related to prior years gross paid loss activities. The 1 year and 3 year environmental net survival ratios decreased in 2013 primarily due to several large 2013 settlement payments.

_________________________________________________________________________________________________________
Catastrophe Management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at December 31, 2013 and 2012. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at December 31, 2013 and 2012. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $2,235 million (or 7.8 percent of our total shareholders’ equity at December 31, 2013). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.3 percent.

	U.S. Hurricanes				California Earthquakes
	December 31			December 31	December 31			December 31
	2013			2012	2013			2012
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$2,235	7.8%	1.3%	$1,726	$722	2.5%	1.8%	$818
1-in-250	$2,959	10.3%	1.2%	$2,293	$931	3.2%	1.6%	$1,055

The above modeled loss information reflects our in-force portfolio at October 1, 2013 and reinsurance program at January 1, 2014.

The North American catastrophe reinsurance program was renewed on January 1, 2014 excluding Named Storm coverage in North America. Named Storm is defined as a storm or storm system that has been declared by the National Hurricane Center (NHC) to be a tropical cyclone, tropical storm or a hurricane and includes wind, gusts, hail, rain, tornadoes or cyclones related to such storm. As a result, we will maintain a gap in coverage from the official start of hurricane season on June 1, 2014 through June 30, 2014. However, we intend to purchase Named Storm coverage effective no later than July 1, 2014.

We use our in-force portfolio at October 1, 2013 as a proxy for modeling our PMLs under our 2014 reinsurance program. Since we excluded Named Storm coverage from our reinsurance program on January 1, 2014, our modeled PML for U.S. Hurricanes is higher on January 1, 2014 compared to January 1, 2013. The expected July 1, 2014 program is expected to result in a lower net PML for U.S. hurricane losses of $1,699 million and $2,284 million for 1-in-100 and 1-in-250 years, respectively.

The net PML for California earthquakes is lower in 2013 compared to 2012 due to an increase of $100 million in earthquake catastrophe coverage.

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

The following table presents ACE's coverage under its General Catastrophe Treaty for both the North American and International towers, effective for the coverage periods indicated (all dollar amounts are approximate). With respect to Tower 1 – North American, our Core Program renewed on January 1, 2014, for a period of one year.  We renewed our program at a consistent limit level as the expiring program adding $100 million of earthquake coverage and excluding Named Storm in North America. We intend to purchase Named Storm coverage effective no later than July 1, 2014 at a level of coverage that we expect will be consistent with 2013. With respect to Tower 2 – International, we renewed the layers of reinsurance protection in excess of $150 million on our Core Program on July 1, 2013, for a period of one year. We expanded our all perils coverage from $250 million to $350 million (by expanding perils covered in what was historically the $300 million to $450 million layer) and eliminated the $500 million to $550 million layer of coverage. There is an additional $75 million global top layer that continues to sit above the International Property Catastrophe Program and the North American Core Program and now attaches at $500 million on our International Program. There were no other significant changes in coverage from the expiring program.

Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Comments	Notes
Tower 1 – North American
Core Program
North America	100% retained	$0 million - $500 million	Not Applicable	Losses retained by ACE	(a)
North America	January 2014 - December 2014	$500 million - $1.0 billion	100%	All perils, excluding Named Storm
Global	January 2014 - December 2014	$1.0 billion - $1.275 billion	27%	All perils, excluding Named Storm; No reinstatement	(b)
North America	January 2014 - December 2014	$1.0 billion - $1.275 billion	73%	All perils, excluding Named Storm; One reinstatement

(a) Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below $500 million.

(b) This layer covers both U.S. and International risks. As such, it may be exhausted in one region and not available in the other.

Loss Location	Coverage Period	Layer of Loss	Percentage Placed with Reinsurers	Comments	Notes
Tower 2 – International
July 1, 2013 – June 30, 2014 Program (unless otherwise noted)
Core Program
International	100% retained	$0 million - $150 million	Not Applicable	Losses retained by ACE	(c)
International (including Alaska and Hawaii)	July 2013 - June 2014	$150 million - $450 million	100%	One reinstatement
International (including Alaska and Hawaii)	July 2013 - June 2014	$450 million - $500 million	100%	One reinstatement
Global	January 2014 - December 2014	$500 million - $575 million	100%	No reinstatement	(d)

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

__________________________________________________________________________________________________________
Political Risk, Trade Credit, and Structured Trade Credit

Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in developing markets. We participate in this market through our wholly owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based AGM operation. Sovereign is one of the world's leading underwriters of political risk insurance and has a global portfolio spread across more than 100 countries. Its clients include financial institutions, national export credit agencies, leading multilateral agencies, and multinational corporations. AGM writes political risk, trade credit, and structured trade credit business out of underwriting offices in London, England; Hamburg, Germany; Sao Paulo, Brazil; Singapore; and New York, New York, Los Angeles, California, and Washington, D.C., in the U.S.

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

____________________________________________________________________________________________________________
Crop insurance

We are, and have been since the 1980s, one of the leading writers of crop insurance in the U.S. and have conducted that business through a managing general agent subsidiary of Rain and Hail. We provide protection throughout the U.S. on a variety of crops and are therefore geographically diversified, which reduces the risk of exposure to a single event or a heavy accumulation of losses in any one region. Our crop insurance business comprises two components – Multiple Peril Crop Insurance (MPCI) and crop-hail insurance.

The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured's risk. The USDA's Risk Management
Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure.

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

Our crop-hail program is a private offering. Premium is earned on the crop-hail program over the coverage period of the policy. Given the very short nature of the growing season, most crop-hail business is typically written in the second and third quarters with the earned premium also more heavily occurring during this time frame. We use industry data to develop our own rates and forms for the coverage offered. The policy primarily protects farmers against yield reduction caused by hail and/or fire, and related costs such as transit to storage. We offer various deductibles to allow the grower to partially self-insure for a reduced premium cost. We limit our crop-hail exposures through the use of township liability limits and third-party proportional and stop-loss reinsurance on our net retained hail business.

__________________________________________________________________________________________________________
Liquidity
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, ACE Limited's cash flows depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends and to service debt and purchase investments.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. Should the need arise, we generally have access to capital markets and available credit facilities. Refer to “Credit Facilities” below for additional information. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between 2014 and 2017 and require that we maintain certain financial covenants, all of which we met at December 31, 2013. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities.

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. All things being equal, in a low interest rate environment, the overall duration of our fixed maturities tends to be shorter and in a high interest rate environment, such duration tends to be longer. At December 31, 2013, the average duration of our fixed maturities (4.0 years) is less than the average expected duration of our insurance liabilities (4.5 years). The decrease in duration of our insurance liabilities (4.5 years in 2013 and 5.0 years in 2012) is principally due to increases in interest rates in 2013.

Despite our safeguards, if paid losses accelerate beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time, large uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems or decreases in the value of collateral supporting reinsurance recoverables) or increases in collateral postings under our variable annuity reinsurance business. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investments, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2013, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. ACE Limited received dividends of $825 million and $450 million from its Bermuda subsidiaries in 2013 and 2012, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd's. ACE Limited received no dividends from AGM in 2013 and 2012.

The U.S. insurance subsidiaries of ACE INA Holdings Inc. (ACE INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). ACE INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from ACE INA in 2013 and 2012. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA's insurance subsidiaries to ACE INA as well as other group resources. ACE INA received no dividends from its subsidiaries in 2013 and $300 million in 2012. As of December 31, 2013, the amount of dividends available to be paid to ACE INA in 2014 from its subsidiaries without prior approval of insurance regulatory authorities totals $1.1 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2013, 2012, and 2011.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Cash flows from operations were $4.0 billion in both 2013 and 2012, compared with $3.5 billion in 2011. Cash flows from operations in 2013 were comparable to 2012, as higher net premiums collected of $276 million and lower income taxes paid of $220 million were offset by higher net losses paid of $287 million and higher expenses paid of $136 million. Cash flows from operations increased in 2012 compared with 2011, primarily due to higher net premiums collected of $752 million.

Cash used for investing was $4.4 billion in 2013, compared with $3.4 billion and $3.0 billion in 2012 and 2011, respectively, primarily related to net purchases of fixed maturities. Cash used for investing in 2013 was higher than the other periods primarily due to the acquisitions of ABA Seguros and Fianzas Monterrey of $977 million, compared to acquisitions in 2012 of $98 million, and in 2011 of $606 million.

Cash flows from financing were $391 million in 2013, compared with cash flows used for financing of $550 million and $565 million in 2012 and 2011, respectively. Financing cash flows in 2013 included $947 million of proceeds from the issuance of long-term debt, dividends paid on Common Shares of $517 million, and repurchases of Common Shares of $287 million. This compares to cash flows used for financing activities in 2012 and 2011 that primarily related to payments of dividends of $815 million and $459 million, respectively. Dividends paid on Common Shares of $517 million were lower in 2013 compared to $815 million in 2012 due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid in the first quarter 2013.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At December 31, 2013, there were $1.4 billion in repurchase agreements outstanding.

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

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2013	2012
Short-term debt	$1,901	$1,401
Long-term debt	3,807	3,360
Total debt	5,708	4,761
Trust preferred securities	309	309
Total shareholders’ equity	28,825	27,531
Total capitalization	$34,842	$32,601
Ratio of debt to total capitalization	16.4%	14.6%
Ratio of debt plus trust preferred securities to total capitalization	17.3%	15.6%

In June 2013, we reclassified $500 million of 5.875 percent senior notes, due to mature on June 15, 2014, from Long-term debt to Short-term debt in the consolidated balance sheet. During 2013, we issued $950 million of senior notes. Our ratios of debt to total capitalization and debt plus trust preferred securities to total capitalization are higher in 2013 primarily due to the increase in long-term debt. For discussion of our debt outstanding, refer to Note 9 to the Consolidated Financial Statements.

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

The following table presents the significant movements in our shareholders’ equity:

December 31
(in millions of U.S. dollars)	2013
Balance at beginning of year	$27,531
Net income	3,758
Net unrealized appreciation (depreciation) on investments, net of tax	(1,459)
Dividends on Common Shares	(692)
Repurchase of shares	(290)
Change in cumulative translation, net of tax	(276)
Share-based compensation expense	177
Exercise of stock options	79
Other movements, net of tax	(3)
Balance at end of year	$28,825

As part of our capital management program, in November 2013, our Board of Directors authorized the repurchase of up to $2.0 billion of ACE’s Common Shares through December 31, 2014, replacing the $228 million balance remaining under previous share repurchase program approvals. We repurchased $290 million, $7 million, and $132 million of Common Shares in a series of open market transactions in 2013, 2012, and 2011, respectively. As of December 31, 2013, there were 3,038,477 Common Shares in treasury with a weighted average cost of $84.04 per share. For the period January 1, 2014 through February 27, 2014, we repurchased 3,437,082 Common Shares for a total of $326 million in a series of open market transactions. At February 27, 2014, $1.62 billion in share repurchase authorization remained through December 31, 2014.

Common Shares
Our Common Shares had a par value of CHF 27.04 each at December 31, 2013.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Following ACE's redomestication to Switzerland in July 2008 through March 2011, dividends have generally been distributed by way of a par value reduction.

Our annual dividend is payable in four quarterly installments. At the January 10, 2014 Extraordinary General Meeting, our shareholders approved a resolution to increase our quarterly dividend 24 percent from $0.51 per share to $0.63 per share for the payment made on January 31, 2014 and the payment to be made by the end of April 2014, with the $0.12 per share increase for each installment to be distributed from capital contribution reserves (and the $0.51 per share to be distributed by way of par value reduction).

Dividend distributions on Common Shares amounted to CHF 1.85 ($2.02) per share for the year ended December 31, 2013, paid through par value reductions.

__________________________________________________________________________________________________________
Contractual Obligations and Commitments

The following table presents our future payments due by period under contractual obligations at December 31, 2013:

	Payments Due By Period
			2015	2017
(in millions of U.S. dollars)	Total	2014	and 2016	and 2018	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities(1)	$830	$58	$67	$54	$651
Purchase obligations(2)	373	121	197	55	—
Limited partnerships – funding commitments(3)	1,159	522	539	98	—
Operating leases	534	106	185	119	124
Short-term debt	1,901	1,901	—	—	—
Long-term debt	3,812	—	1,152	802	1,858
Trust preferred securities	309	—	—	—	309
Interest on debt obligations	2,224	225	365	283	1,351
Total obligations in which payment amounts are determinable from the respective contracts	11,142	2,933	2,505	1,411	4,293
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,507	8,797	9,679	5,576	13,455
Estimated payments for future life and annuity policy benefits	11,767	329	748	690	10,000
Total contractual obligations and commitments	$60,416	$12,059	$12,932	$7,677	$27,748

(1)	Refer to Note 1 k) to the Consolidated Financial Statements.

(2)	Primarily comprise audit fees and agreements with vendors to purchase system software administration and maintenance services.

(3)	The timing of the payments of these commitments is uncertain and will differ from the estimated timing in the table.

The above table excludes the following items:

•
Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•
Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $27 million at December 31, 2013. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the consolidated statements of operations. At December 31, 2013, we had $11 million in liabilities for income tax-related interest and penalties in our consolidated balance sheets. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2013, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. The liability for unpaid losses and loss expenses presented in our balance sheet is discounted for certain structured settlements for which the timing and amount of future claim payments are reliably determinable and certain reserves for unsettled claims that are discounted in statutory filings. Accordingly, the estimated amounts in the table exceed the liability for Unpaid losses and loss expenses presented in our balance sheet. Refer to Note 1 h) to the Consolidated Financial Statements for additional information.

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

The following table presents our main credit facilities by credit line, usage, and expiry date at December 31, 2013:

(in millions of U.S. dollars)	Credit Line	Usage	Expiry Date
Syndicated Letter of Credit Facility(1)	$1,000	$376	Nov. 2017
Bilateral Letter of Credit Facility	500	500	June 2014
Funds at Lloyd's Capital Facilities(2)	425	352	Dec. 2017
Total	$1,925	$1,228

(1)	Guaranteed by ACE Limited. Provides up to $1 billion of availability (adjustable to $1.5 billion upon consent of the issuers) for LOCs, of which up to $300 million may be used for revolving loans.

(2)	Supports AGM underwriting capacity for Lloyd's Syndicate 2488.

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

The facilities in the table above require that we maintain certain covenants, all of which have been met at December 31, 2013. These covenants include:

(i)
Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $19.3 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

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

At December 31, 2013, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $20.2 billion and our actual consolidated net worth as calculated under that covenant was $27.7 billion and (b) our ratio of debt to total capitalization was 0.164 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

____________________________________________________________________________________________________________
Ratings

ACE Limited and its subsidiaries are assigned credit and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody's, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site (www.acegroup.com, under Investor Information) also contains some information about our ratings, but such information on our website is not incorporated by reference into this report.

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

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. For example, the AGM capital facility requires that collateral be posted if the S&P public debt rating of ACE falls below BBB+. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of ACE fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2013, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2013 and 2012, our notional exposure to derivative instruments was $8.2 billion and $7.1 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2013. Our policies to address these risks in 2013 were not materially different from 2012. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2013 and 2012, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2013	2012
Fair value of fixed income portfolio	$57.3	$57.2
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$2.3	$2.2
As a percentage of total fixed income portfolio at fair value	4.0%	3.9%

Changes in interest rates will have an immediate effect on Comprehensive income and Shareholders' equity but will not ordinarily have an immediate effect on Net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to available prepayment options. For these reasons, actual results could differ from those reflected in the tables.

Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there is no immediate impact on our consolidated financial statements.

The following table presents the impact at December 31, 2013 and 2012, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2013	2012
Fair value of debt obligations	$6,439	$5,763
Impact of 100 bps decrease in interest rates:
In dollars	$282	$199
As a percentage of total debt obligations at fair value	4.4%	3.5%

Foreign currency exchange rate risk
Many of our non-U.S. companies maintain both assets and liabilities in local currencies. Therefore, foreign currency exchange rate risk is generally limited to net assets denominated in those foreign currencies. Foreign currency exchange rate risk is reviewed as part of our risk management process. Locally required capital levels are invested in home currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. The principal currencies creating foreign currency exchange rate risk for us are the British pound sterling, the euro, the yen, the Mexican peso, the Canadian dollar, and the Australian dollar.

The following table presents more information on our exposure to foreign exchange rate risk at December 31, 2013 and 2012:

(in millions of U.S. dollars, except for percentages)	2013	2012
Fair value of net assets denominated in foreign currencies	$6,943	$5,212
As a percentage of total net assets	24.1%	18.9%
Pre-tax impact on shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$628	$470

Reinsurance of GMDB and GLB guarantees
Net income is directly impacted by changes in benefit reserves calculated in connection with reinsurance of variable annuity guarantees, primarily GMDB and GLB. Benefit reserves are calculated in accordance with guidance related to accounting and reporting by insurance enterprises for certain non-traditional long-duration contracts and for separate accounts. Changes in benefit reserves are reflected as policy benefits expense, which is included in life underwriting income. In addition, net income is directly impacted by the change in the fair value of the GLB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GLB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Changes in the FVL, net of associated changes in the calculated benefit reserves, are reflected as realized gains or losses.

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

At December 31, 2013, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit growth somewhat lower than historical average levels. Management regularly examines both quantitative and qualitative analysis and for the year ended December 31, 2013, determined that no change to the benefit ratio was warranted.

The guidance requires us to “regularly evaluate estimates used and adjust the liability balance... if actual experience or other evidence suggests that earlier assumptions should be revised.” ACE evaluates its estimates regularly and management uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation used to establish benefit reserves should be adjusted. The benefit ratio is calculated based on management’s expectation for the short-term and long-term performance of the variable annuity guarantee liability. Management’s quantitative analysis includes a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates.

Benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish benefit reserves at December 31, 2013 and show the sensitivity, at December 31, 2013, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until 2014 or later). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the first quarter 2014 to various changes, it is necessary to assume an additional $15 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$244	$141	$12	$(212)	$(534)	$(955)
	Increase/(decrease) in hedge value	(143)	6	156	308	466	629
	Increase/(decrease) in net income	$101	$147	$168	$96	$(68)	$(326)
Flat	(Increase)/decrease in Gross FVL	$146	$—	$(228)	$(540)	$(944)	$(1,436)
	Increase/(decrease) in hedge value	(142)	6	157	310	468	632
	Increase/(decrease) in net income	$4	$6	$(71)	$(230)	$(476)	$(804)
-100 bps	(Increase)/decrease in Gross FVL	$(49)	$(289)	$(595)	$(990)	$(1,472)	$(2,035)
	Increase/(decrease) in hedge value	(142)	7	158	312	470	635
	Increase/(decrease) in net income	$(191)	$(282)	$(437)	$(678)	$(1,002)	$(1,400)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	--100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$39	$(41)	$(1)	$—	$(13)	$12
	Increase/(decrease) in hedge value	—	—	—	—	8	5
	Increase/(decrease) in net income	$39	$(41)	$(1)	$—	$(5)	$17

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$15	$8	$(8)	$(16)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$15	$8	$(8)	$(16)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$129	$76	$(92)	$(198)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$129	$76	$(92)	$(198)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(192)	$(99)	$86	$172
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(192)	$(99)	$86	$172

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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 5 percent—15 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 60 percent—70 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from December 31, 2013 market levels and includes the impact of adjustments to the hedge portfolio made subsequent to that date.

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

Variable annuity net amount at risk

The tables below present the net amount at risk at December 31, 2013 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$396	$586	$1,066	$1,778	$1,846	$1,584
Claims at 100% immediate mortality	815	668	399	298	267	240

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$51	$136	$589	$1,523	$2,439	$2,775
The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$46	$73	$113	$154	$190	$220
GLB net amount at risk	48	141	493	1,114	1,771	2,292
Claims at 100% immediate mortality	21	84	401	655	864	1,059
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

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included in this Form 10-K commencing on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2013. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting. ACE's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on page F-4.

ITEM 9B. Other Information

Item not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors”, “Corporate Governance - Director Independence and Other Information,” “Corporate Governance - Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2013?”, “Corporate Governance - How Are Directors Nominated?”, and “Corporate Governance - The Committees of the Board - The Audit Committee” of the definitive proxy statement for the 2014 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I Item 1. of the Annual Report on Form 10-K.

Code of Ethics
ACE has adopted a Code of Conduct, which sets forth standards by which all ACE employees, officers, and directors must abide as they work for ACE. ACE has posted this Code of Conduct on its Internet site (www.acegroup.com, under Investor Information / Corporate Governance / ACE Ethics Helpline / Integrity First: The ACE Code of Conduct). ACE intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11. Executive Compensation

This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the 2014 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	9,496,856	$61.84	12,545,009

(1) These totals include securities available for future issuance under the following plans:
(i) ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). A total of 38,600,000 Common Shares of ACE are authorized to be issued pursuant to awards made as options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 38,600,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to ACE to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2013, a total of 9,382,932 option awards are outstanding and 11,231,423 shares remain available for future issuance under this plan.

(ii) ACE Limited 1998 Long-Term Incentive Plan. This plan only remains in effect with respect to 113,924 option awards outstanding made pursuant to this plan. Future awards will be made pursuant to the 2004 LTIP.

(iii) Employee Stock Purchase Plan. A total of 4,500,000 shares are authorized for purchase at a discount. As of December 31, 2013, 1,313,586 shares remain available for future issuance under this plan.

Additional information is incorporated by reference to the section entitled “Information About our Share Ownership” of the definitive proxy statement for the 2014 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance - What Related Person Transactions Do We Have?”, and “Corporate Governance - Director Independence and Other Information” of the definitive proxy statement for the 2014 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Election of Auditors - Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2014” of the definitive proxy statement for the 2014 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	December 13, 2013

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 16, 2013

4.1	Articles of Association of the Company, as amended and restated	8-K	4	December 13, 2013

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 16, 2013

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One, N.A. (formerly The First National Bank of Chicago), as trustee	S-3/A	4.5	August 12, 1999

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.12	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.13	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.14	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

10.1*	Form of Indemnification Agreement between the Company and individuals who became directors of the Company after the Company's redomestication to Switzerland	10-Q	10.1	August 6, 2010

10.2*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007

10.3*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008	10-K	10.2	February 27, 2009

10.4	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and Lloyd's TSB Bank PLC	10-K	10.5	February 28, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

10.5	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and Lloyd's TSB Bank PLC	10-K	10.5	February 25, 2011

10.6	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and ING Bank N.V., London Branch	10-K	10.7	February 28, 2013

10.7	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and ING Bank N.V., London Branch	10-K	10.6	February 25, 2011

10.8	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch	10-K	10.9	February 28, 2013

10.9	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch	10-K	10.7	February 25, 2011

10.10	First Amendment dated as of November 21, 2012, to the Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Royal Bank of Scotland PLC	10-K	10.11	February 28, 2013

10.11	Letter of credit facility agreements dated November 18, 2010, between ACE Limited and The Royal Bank of Scotland PLC	10-K	10.8	February 25, 2011

10.12	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.13*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.14*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.15*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004

10.16*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.17*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.18*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.19*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.20*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.21*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.22*	Description of Directors Compensation	10-Q	10.2	November 3, 2011

10.23*	Description of Directors Compensation	10-Q	10.1	October 30, 2013

10.24*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.25*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.26*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.27*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.28*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.29*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.30*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.31*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.32*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)	10-Q	10.6	October 30, 2013

10.33*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.34*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.35*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.36*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.37*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.38*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.39*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000

10.40*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.41*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.42*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.43*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.44*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.45*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.46*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.47*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.48*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998

10.49*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.50*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.51*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.52*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.53*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.54*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.55*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	October 30, 2013

10.56*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel				X

10.57*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.58*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.59*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.60*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.61*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.62*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.63*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.64*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.65*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.66*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.67*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan				X

10.68*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel				X

10.69*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.70*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009
10.71*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.72*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.73*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

10.74*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

10.75*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-K	10.72	February 24, 2012

10.76*	Separation and Release Agreement between the Company and Robert Cusumano, dated July 24, 2013	10-Q	10.8	October 30, 2013

10.77	Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.2	November 14, 2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.78	First Amendment and Waiver dated July 10, 2008, to the Second Amended and Restated Credit Agreement for $500,000,000 dated as of November 8, 2007, among ACE Limited, certain subsidiaries, various lenders and J.P. Morgan Securities Inc. and Barclays Capital as joint lead arrangers and joint bookrunners	8-K	10.6	July 16, 2008

10.79	Letter of Credit Agreement for $500,000,000, dated June 16, 2009, among ACE Limited, and Deutsche Bank, New York Branch	10-Q	10.1	August 7, 2009

12.1	Ratio of earnings to fixed charges				X

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101
The following financial information from ACE Limited's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i)  Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (v) Notes to the Consolidated Financial Statements
X
* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/s/ Philip V. Bancroft
Philip V. Bancroft Chief Financial Officer

February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	President, Chairman, Chief Executive	February 28, 2014
Evan G. Greenberg	Officer; Director

/s/ Philip V. Bancroft	Chief Financial Officer	February 28, 2014
Philip V. Bancroft	(Principal Financial Officer)

/s/ Paul B. Medini	Chief Accounting Officer	February 28, 2014
Paul B. Medini	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 28, 2014
Michael G. Atieh

/s/ Mary A. Cirillo	Director	February 28, 2014
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 28, 2014
Michael P. Connors

/s/ Robert M. Hernandez	Director	February 28, 2014
Robert M. Hernandez

/s/ Peter Menikoff	Director	February 28, 2014
Peter Menikoff

Signature	Title	Date

/s/ Leo F. Mullin	Director	February 28, 2014
Leo F. Mullin

/s/ Thomas J. Neff	Director	February 28, 2014
Thomas J. Neff

/s/ Robert Ripp	Director	February 28, 2014
Robert Ripp

/s/ Eugene B. Shanks, Jr.	Director	February 28, 2014
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 28, 2014
Theodore E. Shasta

/s/ Olivier Steimer	Director	February 28, 2014
Olivier Steimer

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

ACE Limited
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
INTERNAL CONTROL OVER FINANCIAL REPORTING

____________________________________________________________________________________________________________
Financial Statements
The consolidated financial statements of ACE Limited (ACE) were prepared by management, which is responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Board of Directors (Board), operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of ACE, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use or disposition. The Audit Committee annually recommends the appointment of an independent registered public accounting firm and submits its recommendation to the Board for approval.

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

The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of the Board and committees of the Board. ACE believes that all representations made to our independent registered public accountants during their audits were valid and appropriate.
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

As of December 31, 2013, management has evaluated the effectiveness of ACE's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, we have concluded that ACE's internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of ACE's internal controls over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of ACE's internal control over financial reporting as of December 31, 2013, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman, President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the "Company") at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Internal Control Over Financial Reporting, appearing in Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2014

CONSOLIDATED BALANCE SHEETS
ACE Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2013	2012
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $48,406 and $44,666)	$49,254	$47,306
(includes hybrid financial instruments of $302 and $309)
Fixed maturities held to maturity, at amortized cost (fair value – $6,263 and $7,633)	6,098	7,270
Equity securities, at fair value (cost – $841 and $707)	837	744
Short-term investments, at fair value and amortized cost	1,763	2,228
Other investments (cost – $2,671 and $2,465)	2,976	2,716
Total investments	60,928	60,264
Cash	579	615
Securities lending collateral	1,632	1,791
Accrued investment income	556	552
Insurance and reinsurance balances receivable	5,026	4,147
Reinsurance recoverable on losses and loss expenses	11,227	12,078
Reinsurance recoverable on policy benefits	218	241
Deferred policy acquisition costs	2,313	1,873
Value of business acquired	536	614
Goodwill and other intangible assets	5,404	4,975
Prepaid reinsurance premiums	1,675	1,617
Deferred tax assets	616	453
Investments in partially-owned insurance companies (cost – $467 and $451)	470	454
Other assets	3,330	2,871
Total assets	$94,510	$92,545
Liabilities
Unpaid losses and loss expenses	$37,443	$37,946
Unearned premiums	7,539	6,864
Future policy benefits	4,615	4,470
Insurance and reinsurance balances payable	3,628	3,472
Securities lending payable	1,633	1,795
Accounts payable, accrued expenses, and other liabilities	4,810	5,397
Short-term debt	1,901	1,401
Long-term debt	3,807	3,360
Trust preferred securities	309	309
Total liabilities	65,685	65,014
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 27.04 and CHF 28.89 par value; 342,832,412 shares issued; 339,793,935 and 340,321,534 shares outstanding)	8,899	9,591
Common Shares in treasury (3,038,477 and 2,510,878 shares)	(255)	(159)
Additional paid-in capital	5,238	5,179
Retained earnings	13,791	10,033
Accumulated other comprehensive income (AOCI)	1,152	2,887
Total shareholders’ equity	28,825	27,531
Total liabilities and shareholders’ equity	$94,510	$92,545
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
ACE Limited and Subsidiaries

For the years ended December 31, 2013, 2012 and 2011
(in millions of U.S. dollars, except per share data)	2013	2012	2011
Revenues
Net premiums written	$17,025	$16,075	$15,372
(Increase) decrease in unearned premiums	(412)	(398)	15
Net premiums earned	16,613	15,677	15,387
Net investment income	2,144	2,181	2,242
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(22)	(38)	(65)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	1	15
Net OTTI losses recognized in income	(22)	(37)	(50)
Net realized gains (losses) excluding OTTI losses	526	115	(745)
Total net realized gains (losses) (includes $105 of net unrealized gains reclassified from AOCI in 2013)	504	78	(795)
Total revenues	19,261	17,936	16,834
Expenses
Losses and loss expenses	9,348	9,653	9,520
Policy benefits	515	521	401
Policy acquisition costs	2,659	2,446	2,472
Administrative expenses	2,211	2,096	2,068
Interest expense	275	250	250
Other (income) expense	15	(6)	81
Total expenses	15,023	14,960	14,792
Income before income tax	4,238	2,976	2,042
Income tax expense (includes $17 Income tax expense from reclassification of unrealized gains in 2013)	480	270	502
Net income	$3,758	$2,706	$1,540
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(1,762)	$1,350	$646
Reclassification adjustment for net realized gains included in net income	(105)	(234)	(173)
	(1,867)	1,116	473
Change in:
Cumulative translation adjustment	(339)	116	(5)
Pension liability	—	(35)	8
Other comprehensive income (loss), before income tax	(2,206)	1,197	476
Income tax benefit (expense) related to OCI items	471	(221)	(159)
Other comprehensive income (loss)	(1,735)	976	317
Comprehensive income	$2,023	$3,682	$1,857
Earnings per share
Basic earnings per share	$11.02	$7.96	$4.55
Diluted earnings per share	$10.92	$7.89	$4.52
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
ACE Limited and Subsidiaries

For the years ended December 31, 2013, 2012 and 2011
(in millions of U.S. dollars)	2013	2012	2011
Common Shares
Balance – beginning of year	$9,591	$10,095	$10,161
Exercise of stock options	—	—	47
Dividends declared on Common Shares-par value reduction	(692)	(504)	(113)
Balance – end of year	8,899	9,591	10,095
Common Shares in treasury
Balance – beginning of year	(159)	(327)	(330)
Common Shares repurchased	(290)	(7)	(132)
Common Shares issued in treasury, net of net shares redeemed under employee share-based compensation plans	194	175	135
Balance – end of year	(255)	(159)	(327)
Additional paid-in capital
Balance – beginning of year	5,179	5,326	5,623
Net shares redeemed under employee share-based compensation plans	(126)	(93)	(104)
Exercise of stock options	(42)	(7)	16
Share-based compensation expense and other	191	135	139
Funding of dividends declared to Retained earnings	—	(200)	(354)
Tax benefit on share-based compensation expense	36	18	6
Balance – end of year	5,238	5,179	5,326
Retained earnings
Balance – beginning of year	10,033	7,327	5,787
Net income	3,758	2,706	1,540
Funding of dividends declared from Additional paid-in capital	—	200	354
Dividends declared on Common Shares	—	(200)	(354)
Balance – end of year	13,791	10,033	7,327
Deferred compensation obligation
Balance – beginning of year	—	—	2
Decrease to obligation	—	—	(2)
Balance – end of year	—	—	—
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of year	2,633	1,715	1,399
Change in year, before reclassification from AOCI, net of income tax benefit of $391	(1,371)
Amounts reclassified from AOCI, net of income tax benefit of $17	(88)
Change in year, net of income tax benefit (expense) of $408, $(198), and $(157)	(1,459)	918	316
Balance – end of year	1,174	2,633	1,715
Cumulative translation adjustment
Balance – beginning of year	339	258	262
Change in year, net of income tax benefit (expense) of $63, $(35) and $1	(276)	81	(4)
Balance – end of year	63	339	258
Pension liability adjustment
Balance – beginning of year	(85)	(62)	(67)
Change in year, net of income tax benefit (expense) of nil, $12 and $(3)	—	(23)	5
Balance – end of year	(85)	(85)	(62)
Accumulated other comprehensive income	1,152	2,887	1,911
Common Shares issued to employee trust
Balance – beginning of year	—	—	(2)
Decrease in Common Shares	—	—	2
Balance – end of year	—	—	—
Total shareholders’ equity	$28,825	$27,531	$24,332

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
ACE Limited and Subsidiaries

For the years ended December 31, 2013, 2012, and 2011
(in millions of U.S. dollars)	2013	2012	2011
Cash flows from operating activities
Net income	$3,758	$2,706	$1,540
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(504)	(78)	795
Amortization of premiums/discounts on fixed maturities	268	220	152
Deferred income taxes	240	(7)	15
Unpaid losses and loss expenses	(365)	203	43
Unearned premiums	402	522	9
Future policy benefits	191	158	78
Insurance and reinsurance balances payable	176	(151)	216
Accounts payable, accrued expenses, and other liabilities	37	(42)	39
Income taxes payable	(45)	(167)	39
Insurance and reinsurance balances receivable	(624)	335	(217)
Reinsurance recoverable on losses and loss expenses	787	372	531
Reinsurance recoverable on policy benefits	23	52	25
Deferred policy acquisition costs	(503)	(340)	(122)
Prepaid reinsurance premiums	(31)	(123)	(34)
Other	212	335	361
Net cash flows from operating activities	4,022	3,995	3,470
Cash flows from investing activities
Purchases of fixed maturities available for sale	(21,340)	(23,572)	(23,523)
Purchases of to be announced mortgage-backed securities	(58)	(389)	(755)
Purchases of fixed maturities held to maturity	(447)	(388)	(340)
Purchases of equity securities	(264)	(135)	(309)
Sales of fixed maturities available for sale	10,355	14,321	17,176
Sales of to be announced mortgage-backed securities	58	448	795
Sales of equity securities	142	119	376
Maturities and redemptions of fixed maturities available for sale	6,941	5,523	3,720
Maturities and redemptions of fixed maturities held to maturity	1,488	1,451	1,279
Net change in short-term investments	524	117	(300)
Net derivative instruments settlements	(471)	(281)	(67)
Acquisition of subsidiaries (net of cash acquired of $38, $8, and $91)	(977)	(98)	(606)
Other	(393)	(555)	(482)
Net cash flows used for investing activities	(4,442)	(3,439)	(3,036)
Cash flows from financing activities
Dividends paid on Common Shares	(517)	(815)	(459)
Common Shares repurchased	(287)	(11)	(195)
Proceeds from issuance of long-term debt	947	—	—
Proceeds from issuance of short-term debt	2,572	2,933	5,238
Repayment of short-term debt	(2,572)	(2,783)	(5,288)
Proceeds from share-based compensation plans, including windfall tax benefits	135	126	139
Other	113	—	—
Net cash flows from (used for) financing activities	391	(550)	(565)
Effect of foreign currency rate changes on cash and cash equivalents	(7)	(5)	(27)
Net (decrease) increase in cash	(36)	1	(158)
Cash – beginning of year	615	614	772
Cash – end of year	$579	$615	$614
Supplemental cash flow information
Taxes paid	$218	$438	$460
Interest paid	$253	$240	$234
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACE Limited and Subsidiaries

1. Summary of significant accounting policies

a) Basis of presentation
ACE Limited is a holding company incorporated in Zurich, Switzerland. ACE Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. ACE operates through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 15 for additional information.

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

b) Premiums
Premiums are generally recognized as written upon inception of the policy. For multi-year policies for which premiums written are payable in annual installments, only the current annual premium is included as written at policy inception due to the ability of the insured/reinsured to commute or cancel coverage within the policy term. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.

For property and casualty (P&C) insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the policy terms to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to reported losses, or other measures of exposure as stated in the policy, and earned over the policy coverage period. For retrospectively-rated multi-year policies, premiums recognized in the current period are computed, using a with-and-without method, as the difference between the ceding enterprise's total contract costs before and after the experience under the contract at the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

Mandatory reinstatement premiums assessed on reinsurance policies are earned in the period of the loss event that gave rise to the reinstatement premiums.  All remaining unearned premiums are recognized over the remaining coverage period.

Premiums from long-duration contracts such as certain traditional term life, whole life, endowment, and long-duration personal accident and health (A&H) policies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with income to result in the recognition of profit over the life of the contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Retroactive loss portfolio transfer (LPT) contracts in which the insured loss events occurred prior to contract inception are evaluated to determine whether they meet criteria for reinsurance accounting. If reinsurance accounting is appropriate, written premiums are fully earned and corresponding losses and loss expenses recognized at contract inception. These contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting criteria for reinsurance accounting are recorded using the deposit method as described below in Note 1 k).

Reinsurance premiums assumed are based on information provided by ceding companies supplemented by our own estimates of premium when we have not received ceding company reports. Estimates are reviewed and adjustments are recorded in the period in which they are determined. Premiums are earned over the coverage terms of the related reinsurance contracts and range from one to three years.

c) Deferred policy acquisition costs and value of business acquired
Policy acquisition costs consist of commissions (direct and ceded), premium taxes, and certain underwriting costs related directly to the successful acquisition of new or renewal insurance contracts. A VOBA intangible asset is established upon the acquisition of blocks of long-duration contracts in a business combination and represents the present value of estimated net cash flows for the contracts in force at the acquisition date. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized. Amortization is recorded in Policy acquisition costs in the consolidated statements of operations. Policy acquisition costs on P&C contracts are generally amortized ratably over the period in which premiums are earned. Policy acquisition costs on traditional long-duration contracts are amortized over the estimated life of the contracts, generally in proportion to premium revenue recognized. For non-traditional long-duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to expected gross profits.  The effect of changes in estimates of expected gross profits is reflected in the period the estimates are revised. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable policy acquisition costs are expensed in the period identified.

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized as a component of policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized. Deferred marketing costs are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the consolidated balance sheets was $307 million and $274 million at December 31, 2013 and 2012, respectively. Amortization expense for deferred marketing costs was $128 million, $119 million, and $128 million for the years ended December 31, 2013, 2012, and 2011, respectively (2012 disclosure amount adjusted to present deferred marketing amortization costs in a manner consistent with the 2013 amount).

d) Reinsurance
ACE assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve ACE of its primary obligation to policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to account for a contract as reinsurance, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, ACE generally develops expected discounted cash flow analyses at contract inception. Deposit accounting is used for contracts that do not meet risk transfer requirements. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to recording premiums written or losses incurred in the statement of operations. Non-refundable fees on deposit contracts are earned based on the terms of the contract described below in Note 1 k).

Reinsurance recoverable includes balances due from reinsurance companies for paid and unpaid losses and loss expenses and policy benefits that will be recovered from reinsurers, based on contracts in force. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of ACE's ability to cede unpaid losses and loss expenses under the terms of the reinsurance agreement.

Reinsurance recoverable is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of reinsurers and other factors. The provision for uncollectible reinsurance is based on an estimate of the reinsurance recoverable balance that will ultimately be unrecoverable due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in an ACE-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which ACE believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

The methods used to determine the reinsurance recoverable balance and related provision for uncollectible reinsurance are regularly reviewed and updated, and any resulting adjustments are reflected in earnings in the period identified.

Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired coverage terms of the reinsurance contracts in force.

The value of reinsurance business assumed of $27 million and $32 million at December 31, 2013 and 2012, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 9 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

Investments in partially-owned insurance companies primarily represent direct investments in which ACE has significant influence and, as such, meet the requirements for equity accounting. We report our share of the net income or loss of the partially-owned insurance companies in Other (income) expense. Investments in partially-owned insurance companies over which ACE does not exert significant influence are carried at fair value with changes in fair value recognized through OCI.

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

We use derivative instruments including futures, options, swaps, and foreign currency forward contracts for the purpose of managing certain investment portfolio risks and exposures. Refer to Note 10 for additional information. Derivatives are reported at fair value and are recorded in the accompanying consolidated balance sheets in either Accounts payable, accrued expenses, and other liabilities or Other assets with changes in fair value included in Net realized gains (losses) in the consolidated statements of operations. Collateral held by brokers equal to a percentage of the total value of open futures contracts is included in the investment portfolio.

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

ACE participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. Borrowers provide collateral, in the form of either cash or approved securities, of 102 percent of the fair value of the loaned securities.  Each security loan is deemed to be an overnight

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

transaction.  Cash collateral is invested in a collateral pool which is managed by the banking institution.  The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third-party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, we consider our securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a related liability reflecting our obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under repurchase agreements, whereby ACE sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. We report the obligation to return the cash as Short-term debt in the consolidated balance sheets.

Refer to Note 4 for a discussion on the determination of fair value for ACE's various investment securities.

f) Cash
Cash includes cash on hand and deposits with an original maturity of three months or less at time of purchase. Cash held by external money managers is included in Short-term investments.

We have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs. In each program, participating ACE entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating ACE entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. Any overdraft balances incurred under this program by an ACE entity would be guaranteed by ACE Limited (up to $300 million in the aggregate). Our syndicated letter of credit facility allows for same day drawings to fund a net pool overdraft should participating ACE entities overdraw contributed funds from the pool.

g) Goodwill and other intangible assets
Goodwill represents the excess of the cost of acquisitions over the fair value of net assets acquired and is not amortized. Goodwill is assigned at acquisition to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill impairment tests are performed annually or more frequently if circumstances indicate a possible impairment.  For goodwill impairment testing, we use a qualitative assessment to determine whether it is more likely than not (i.e., more than a 50 percent probability) that the fair value of a reporting unit is greater than its carrying amount. If our assessment indicates less than a 50 percent probability that fair value exceeds carrying value, we quantitatively estimate a reporting unit's fair value. Goodwill recorded in connection with investments in partially-owned insurance companies is recorded in Investments in partially-owned insurance companies and is also measured for impairment annually.

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives, generally ranging from 1 to 20 years. The amortization of finite lived intangible assets is reported in Other (income) expense in the consolidated statements of operations. Intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

h) Unpaid losses and loss expenses
A liability is established for the estimated unpaid losses and loss expenses under the terms of, and with respect to, ACE's policies and agreements. Similar to premiums that are recognized as revenues over the coverage period of the policy, a liability for unpaid losses and loss expenses is recognized as expense when insured events occur over the coverage period of the policy. This liability includes a provision for both reported claims (case reserves) and incurred but not reported claims (IBNR reserves). IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

losses), and then subtracting paid losses, case reserves, and loss expenses. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net loss and loss expense reserves of $54 million net of discount, held at December 31, 2013, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $52 million, net of discount, of certain reserves for unsettled claims that are discounted in statutory filings, ACE does not discount its P&C loss reserves. This compares with reserves of $58 million for certain structured settlements and $47 million of certain reserves for unsettled claims at December 31, 2012. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. ACE retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2013, the gross liability due to claimants was $631 million, net of discount, and reinsurance recoverables due from the life insurance companies was $577 million, net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2013 are included in Other assets in the consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

Included in unpaid losses and loss expenses are liabilities for asbestos and environmental (A&E) claims and expenses. These unpaid losses and loss expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment including specific settlements that may be used as precedents to settle future claims. However, ACE does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premiums from previous accident years.

For purposes of analysis and disclosure, management views prior period development to be changes in the nominal value of loss estimates from period to period, net of premium and profit commission adjustments on loss sensitive contracts. Prior period development generally excludes changes in loss estimates that do not arise from the emergence of claims, such as those related to uncollectible reinsurance, interest, unallocated loss adjustment expenses, or foreign currency. Accordingly, specific items excluded from prior period development include the following: gains/losses related to foreign currency remeasurement; losses recognized from the early termination or commutation of reinsurance agreements that principally relate to the time value of money; changes in the value of reinsurance business assumed reflected in losses incurred but principally related to the time value of money; and losses that arise from changes in estimates of earned premiums from prior accident years. Except for foreign currency remeasurement, which is included in Net realized gains (losses), these items are included in current year losses.

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 6.5 percent and less than 1.0 percent to 4.5 percent at December 31, 2013 and 2012, respectively. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets are classified as trading securities and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the consolidated balance sheets. Changes in the fair value of separate account assets that do not qualify for separate account reporting under GAAP are reported in Other income (expense) and the offsetting movements in the liabilities are included in Policy benefits in the consolidated statements of operations.

j) Assumed reinsurance programs involving minimum benefit guarantees under annuity contracts
ACE reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. Each reinsurance treaty covers variable annuities written during a limited period, typically not exceeding two years. We generally receive a monthly premium during the accumulation phase of the covered annuities (in-force) based on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant's age, the accumulation phase can last many years. To limit our exposure under these programs, all reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible.

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

k) Deposit assets and liabilities
Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Under deposit accounting, consideration received or paid, excluding non-refundable fees, is recorded as a deposit asset or liability in the balance sheet as opposed to recording premiums and losses in the statement of operations. Interest income on deposits, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $100 million and $138 million at December 31, 2013 and 2012, respectively, are reflected in Other assets in the consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the consolidated statements of operations.

Non-refundable fees are earned based on contract terms. Non-refundable fees paid but unearned are reflected in Other assets in the consolidated balance sheets and earned fees are reflected in Other (income) expense in the consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $131 million and $283 million and contract holder deposit funds of $699 million and $548 million at December 31, 2013 and 2012, respectively. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract, and certain of these contracts are sold with a guaranteed rate of return. The liability equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

l) Foreign currency remeasurement and translation
The functional currency for each of our foreign operations is generally the currency of the local operating environment. Transactions in currencies other than a foreign operation's functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Net realized gains (losses) in the consolidated statements of operations. Functional currency assets and liabilities are translated into the reporting currency, U.S. dollars, using period end exchange rates and the related translation adjustments are recorded as a separate component of AOCI. Functional statement of operations amounts expressed in functional currencies are translated using average exchange rates.

m) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The Insurance – North American P&C segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS).  ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures.  The net operating results of ESIS are included within Administrative expenses in the consolidated statements of operations and were $25 million, $23 million, and $21 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

o) Earnings per share
Basic earnings per share is calculated using the weighted-average shares outstanding including participating securities with non-forfeitable rights to dividends such as unvested restricted stock. All potentially dilutive securities including stock options are excluded from the basic earnings per share calculation. In calculating diluted earnings per share, the weighted-average shares outstanding is increased to include all potentially dilutive securities. Basic and diluted earnings per share are calculated by dividing Net income by the applicable weighted-average number of shares outstanding during the year.

p) Cash flow information
Premiums received and losses paid associated with the GLB reinsurance products, which as discussed previously meet the definition of a derivative instrument for accounting purposes, are included within Cash flows from operating activities.  Cash flows, such as settlements and collateral requirements, associated with GLB and all other derivative instruments are included on a net basis within Cash flows from investing activities. Purchases, sales, and maturities of short-term investments are recorded on a net basis within Cash flows from investing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

q) Derivatives
ACE recognizes all derivatives at fair value in the consolidated balance sheets and participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2013 and 2012, the reinsurance of GLBs was our primary product falling into this category; and
(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

We did not designate any derivatives as accounting hedges during 2013, 2012, or 2011.

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

2. Acquisitions

PT Asuransi Jaya Proteksi
We acquired 80 percent of PT Asuransi Jaya Proteksi (JaPro) on September 18, 2012 and our local partner acquired the remaining 20 percent on January 3, 2013. JaPro is one of Indonesia's leading general insurers offering personal lines and commercial coverages. This acquisition diversifies our existing business in Indonesia. The total purchase price for 100 percent of the company was approximately $107 million in cash. JaPro operates in our Insurance – Overseas General segment.

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

The acquisition generated $135 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $73 million, based on ACE's purchase price allocation. The other intangible assets primarily relate to customer lists. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

ABA Seguros
On May 2, 2013, we acquired ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages for approximately $690 million in cash.

The acquisition generated $283 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $140 million based on ACE’s purchase price allocation. The other intangible assets primarily relate to distribution channels. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

To be acquired after 2013
On January 12, 2014, we announced that we and our local partner have reached a conditional agreement to purchase a 60.9 percent ownership in The Siam Commercial Samaggi Insurance PCL (Samaggi), a general insurance company in Thailand, from Siam Commercial Bank.  This transaction, which is subject to approvals and other customary closing conditions, including Siam Commercial Bank shareholder approval, is expected to be completed in the second quarter of 2014.  On the closing of this transaction, in compliance with Thai regulations, we and our local partner will make a mandatory tender offer for the remaining 39.1 percent ownership of Samaggi on the same terms.  The implied purchase price for 100 percent of the company is approximately $185 million in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Prior year acquisitions
We acquired New York Life’s Korea operations on February 1, 2011 and New York Life’s Hong Kong operations on April 1, 2011 for approximately $450 million in cash. These acquired businesses operate in our Life segment, expand our presence in the North Asia market, and complement our life insurance business established in that region. The acquisition generated $91 million of goodwill, none of which is expected to be deductible for income tax purposes, and $163 million of intangible assets. The most significant intangible asset is VOBA.

We acquired Penn Millers Holding Corporation (PMHC) on November 30, 2011 for approximately $107 million in cash. PMHC’s primary insurance subsidiary, Penn Millers Insurance Company (Penn Millers), is a well-established underwriter in the agribusiness market since 1887. PMHC operates in our Insurance – North American Agriculture segment.

We acquired Rio Guayas Compania de Seguros y Reaseguros (Rio Guayas), a general insurance company in Ecuador on December 28, 2011 for approximately $65 million in cash. Rio Guayas sells a range of insurance products, including automobile, life, property, and A&H. The acquisition of Rio Guayas helped expand our Latin America capabilities in terms of geography, products, and distribution. Rio Guayas operates in our Insurance – Overseas General segment.

The consolidated financial statements include results of acquired businesses from the acquisition dates.

3. Investments

a) Fixed maturities

December 31, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,946	$62	$(59)	$2,949	$—
Foreign	14,336	377	(122)	14,591	—
Corporate securities	16,825	777	(132)	17,470	(6)
Mortgage-backed securities	10,937	184	(227)	10,894	(34)
States, municipalities, and political subdivisions	3,362	65	(77)	3,350	—
	$48,406	$1,465	$(617)	$49,254	$(40)
Held to maturity
U.S. Treasury and agency	$820	$16	$(4)	$832	$—
Foreign	864	33	—	897	—
Corporate securities	1,922	83	—	2,005	—
Mortgage-backed securities	1,341	39	(1)	1,379	—
States, municipalities, and political subdivisions	1,151	16	(17)	1,150	—
	$6,098	$187	$(22)	$6,263	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

December 31, 2012	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,553	$183	$(1)	$3,735	$—
Foreign	13,016	711	(14)	13,713	—
Corporate securities	15,529	1,210	(31)	16,708	(7)
Mortgage-backed securities	10,051	458	(36)	10,473	(84)
States, municipalities, and political subdivisions	2,517	163	(3)	2,677	—
	$44,666	$2,725	$(85)	$47,306	$(91)
Held to maturity
U.S. Treasury and agency	$1,044	$39	$—	$1,083	$—
Foreign	910	54	—	964	—
Corporate securities	2,133	142	—	2,275	—
Mortgage-backed securities	2,028	88	—	2,116	—
States, municipalities, and political subdivisions	1,155	44	(4)	1,195	—
	$7,270	$367	$(4)	$7,633	$—

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders' equity. For the years ended December 31, 2013 and 2012, $25 million and $137 million of net unrealized appreciation, respectively, related to such securities is included in OCI. At December 31, 2013 and 2012, AOCI includes cumulative net unrealized depreciation of $4 million and $25 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 83 percent and 85 percent, of the total mortgage-backed securities at December 31, 2013 and 2012, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2013		2012
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,387	$2,411	$1,887	$1,906
Due after 1 year through 5 years	14,139	14,602	13,411	14,010
Due after 5 years through 10 years	16,200	16,535	15,032	16,153
Due after 10 years	4,743	4,812	4,285	4,764
	37,469	38,360	34,615	36,833
Mortgage-backed securities	10,937	10,894	10,051	10,473
	$48,406	$49,254	$44,666	$47,306
Held to maturity
Due in 1 year or less	$401	$405	$656	$659
Due after 1 year through 5 years	2,284	2,363	1,870	1,950
Due after 5 years through 10 years	1,686	1,723	2,119	2,267
Due after 10 years	386	393	597	641
	4,757	4,884	5,242	5,517
Mortgage-backed securities	1,341	1,379	2,028	2,116
	$6,098	$6,263	$7,270	$7,633
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	December 31	December 31
(in millions of U.S. dollars)	2013	2012
Cost	$841	$707
Gross unrealized appreciation	63	41
Gross unrealized depreciation	(67)	(4)
Fair value	$837	$744
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations
U.S. Treasury and agency obligations (including agency mortgage-backed securities), foreign government obligations, and states, municipalities, and political subdivisions obligations represent less than $425 million of gross unrealized loss at December 31, 2013. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

Corporate securities
Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. ACE developed projected cash flows for corporate securities (principally senior unsecured bonds) using market observable data, issuer-specific information, and credit ratings. We use historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. Consistent with management's approach, ACE assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody's historical mean recovery rate of 42 percent. We believe that use of a default assumption in excess of the historical mean is conservative in light of current market conditions.

The following table presents default assumptions by Moody's rating category (historical mean default rate provided for comparison):

Moody's Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0-1.4%	0.0-0.3%
Below Investment Grade:
Ba	4.9%	1.1%
B	12.8%	3.4%
Caa-C	53.2%	13.8%
Application of the methodology and assumptions described above resulted in credit losses recognized in Net income for corporate securities of $11 million, $14 million, and $9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Application of the methodology and assumptions described above resulted in credit losses recognized in Net income for mortgage-backed securities of $1 million, $6 million, and $11 million for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) of investments:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Fixed maturities:
OTTI on fixed maturities, gross	$(18)	$(26)	$(61)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	1	15
OTTI on fixed maturities, net	(18)	(25)	(46)
Gross realized gains excluding OTTI	237	388	410
Gross realized losses excluding OTTI	(129)	(133)	(200)
Total fixed maturities	90	230	164
Equity securities:
OTTI on equity securities	(2)	(5)	(1)
Gross realized gains excluding OTTI	21	11	15
Gross realized losses excluding OTTI	(4)	(2)	(5)
Total equity securities	15	4	9
OTTI on other investments	(2)	(7)	(3)
Foreign exchange gains (losses)	29	(16)	(13)
Investment and embedded derivative instruments	78	(6)	(143)
Fair value adjustments on insurance derivative	878	171	(779)
S&P put options and futures	(579)	(297)	(4)
Other derivative instruments	(2)	(4)	(4)
Other	(3)	3	(22)
Net realized gains (losses)	504	78	(795)
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	(1,798)	1,099	569
Fixed maturities held to maturity	(82)	(94)	(89)
Equity securities	(41)	61	(47)
Other	54	50	40
Income tax (expense) benefit	408	(198)	(157)
Change in net unrealized appreciation (depreciation) on investments	(1,459)	918	316
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$(955)	$996	$(479)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Balance of credit losses related to securities still held – beginning of year	$43	$74	$137
Additions where no OTTI was previously recorded	9	8	12
Additions where an OTTI was previously recorded	3	12	8
Reductions for securities sold during the period	(18)	(51)	(83)
Balance of credit losses related to securities still held – end of year	$37	$43	$74
d) Other investments

		December 31		December 31
		2013		2012
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$428	$278	$395	$278
Limited partnerships	576	424	531	398
Partially-owned investment companies	1,284	1,284	1,186	1,187
Life insurance policies	180	180	148	148
Policy loans	179	179	164	164
Trading securities	276	273	243	242
Other	53	53	49	48
Total	$2,976	$2,671	$2,716	$2,465

Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 62 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets.  The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.  Trading securities comprise $246 million of mutual funds supported by assets that do not qualify for separate account reporting under GAAP at December 31, 2013 compared with $212 million at December 31, 2012. Trading securities also includes assets held in rabbi trusts of $23 million of equity securities and $7 million of fixed maturities at December 31, 2013, compared with $23 million of equity securities and $8 million of fixed maturities at December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

e) Investments in partially-owned insurance companies

	December 31			December 31
	2013			2012
(in millions of U.S. dollars, except percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Huatai Group	$365	$631	20.0%	$350	$474	20.0%	China
Huatai Life Insurance Company	84	379	20.0%	84	205	20.0%	China
Freisenbruch-Meyer	9	5	40.0%	9	5	40.0%	Bermuda
ACE Cooperative Insurance Co. – Saudi Arabia	10	27	30.0%	9	27	30.0%	Saudi Arabia
Russian Reinsurance Company	2	4	23.3%	2	4	23.3%	Russia
Total	$470	$1,046		$454	$715
Huatai Group and Huatai Life Insurance Company provide a range of P&C, life, and investment products.

f) Gross unrealized loss
At December 31, 2013, there were 6,161 fixed maturities out of a total of 25,062 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6 million. There were 71 equity securities out of a total of 185 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $58 million. Fixed maturities in an unrealized loss position at December 31, 2013, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position at December 31, 2013, included foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,794	$(57)	$31	$(6)	$1,825	$(63)
Foreign	4,621	(114)	201	(8)	4,822	(122)
Corporate securities	3,836	(118)	194	(14)	4,030	(132)
Mortgage-backed securities	5,248	(197)	384	(31)	5,632	(228)
States, municipalities, and political subdivisions	2,164	(90)	84	(4)	2,248	(94)
Total fixed maturities	17,663	(576)	894	(63)	18,557	(639)
Equity securities	498	(67)	—	—	498	(67)
Other investments	67	(9)	—	—	67	(9)
Total	$18,228	$(652)	$894	$(63)	$19,122	$(715)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2012	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$440	$(1)	$—	$—	$440	$(1)
Foreign	1,234	(8)	88	(6)	1,322	(14)
Corporate securities	1,026	(23)	85	(8)	1,111	(31)
Mortgage-backed securities	855	(4)	356	(32)	1,211	(36)
States, municipalities, and political subdivisions	316	(3)	48	(4)	364	(7)
Total fixed maturities	3,871	(39)	577	(50)	4,448	(89)
Equity securities	29	(4)	—	—	29	(4)
Other investments	68	(5)	—	—	68	(5)
Total	$3,968	$(48)	$577	$(50)	$4,545	$(98)
g) Net investment income

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Fixed maturities	$2,093	$2,134	$2,196
Short-term investments	29	28	43
Equity securities	37	34	36
Other	105	104	62
Gross investment income	2,264	2,300	2,337
Investment expenses	(120)	(119)	(95)
Net investment income	$2,144	$2,181	$2,242
h) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at December 31, 2013 and 2012, are investments, primarily fixed maturities, totaling $16.3 billion and $16.6 billion, respectively, and cash of $162 million and $139 million, respectively.
The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2013	2012
Trust funds	$11,315	$11,389
Deposits with non-U.S. regulatory authorities	1,970	2,133
Assets pledged under repurchase agreements	1,435	1,401
Deposits with U.S. regulatory authorities	1,334	1,338
Other pledged assets	391	456
	$16,445	$16,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

4. Fair value measurements
a) Fair value hierarchy
Fair value of financial assets and financial liabilities is estimated based on the framework established in the fair value accounting guidance. The guidance defines fair value as the price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants and establishes a three-level valuation hierarchy based on the reliability of the inputs. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.

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

We use pricing services to obtain fair value measurements for the majority of our investment securities. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with GAAP. We do not typically adjust prices obtained from pricing services. The following is a description of the valuation techniques and inputs used to determine fair values for financial instruments carried at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investments or will not have the contractual option to redeem the investments in the near term. The remainder of such investments is classified within Level 2. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also includes equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, which are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

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

Investment derivative instruments
Actively traded investment derivative instruments, including futures, options, and forward contracts are classified within Level 1 as fair values are based on quoted market prices. The fair value of cross-currency swaps are based on market valuations and are classified within Level 2. Investment derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Other derivative instruments
We maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Our position in credit default swaps is typically included within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

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

The most significant policyholder behavior assumptions include lapse rates and the GMIB annuitization rates. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty, but the underlying methodologies to determine rates applied to each treaty are comparable. The assumptions regarding lapse and GMIB annuitization rates determined for each treaty are based on a dynamic calculation that uses several underlying factors.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates (ranging from about 1 percent to 6 percent per annum) during the surrender charge period of the GMIB contract, followed by a “spike” lapse rate (ranging from about 10 percent to 30 percent per annum) in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values) by multiplying the base lapse rate by a factor ranging from 8 percent to 68 percent. Additional lapses due to partial withdrawals and older policyholders with tax-qualified contracts (due to required minimum distributions) are also included.

GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. All GMIB reinsurance treaties include claim limits to protect ACE in the event that actual annuitization behavior is significantly higher than expected. In general, ACE assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have fully credible annuitization experience for all clients.

•
For clients representing about 37 percent of the total GMIB guaranteed value, we have credible annuitization experience for both the first year and also subsequent years of GMIB eligibility.  The annuitization function reflects the actual experience: the maximum annuitization rates for the first year of GMIB eligibility vary from 7 percent to 12 percent per annum; the maximum annuitization rates for subsequent years of GMIB eligibility vary from 7 percent to 10 percent per annum.

•
For clients representing about 37 percent of the total GMIB guaranteed value, we have credible annuitization experience only for the first year of GMIB eligibility.  The annuitization function reflects the actual experience for the first year only: the maximum annuitization rates for the first year of GMIB eligibility vary from 14 percent to 55 percent per annum.  The annuitization function for subsequent years of GMIB eligibility is a weighted average (with a heavier weighting on credible experience from other clients) of three different annuitization functions with maximum per annum annuitization rates of 7 percent, 15 percent, and 30 percent.

•
For clients representing about 26 percent of the total GMIB guaranteed value, we do not have any credible annuitization experience.  The annuitization function for the first year of GMIB eligibility is a weighted average (with a heavier weighting on credible observed experience from other clients) of three different annuitization functions with maximum per annum annuitization rates of 7 percent, 15 percent, and 55 percent.  For subsequent years of GMIB eligibility, these three functions have maximum per annum annuitization rates of 7 percent, 12 percent, and 30 percent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

During the fourth quarter of 2013, we completed an in-depth review of actual policyholder lapse and annuitization behavior by treaty for our variable annuity reinsurance business. As a greater percentage of our clients’ policyholders have reached the ultimate lapse rate period and have become eligible to annuitize in the past year, we determined that experience was now credible enough to warrant a more robust evaluation of our assumptions compared to actual experience. As a result of our review, we made several adjustments to our lapse assumptions, the most significant of which was a reduction in lapses for most large, in-the-money, GMIB policies. The change in lapse assumptions increased the fair value of GLB liabilities and generated a realized loss of $104 million. We also made several adjustments to our annuitization assumptions, which generally lowered the utilization rates for most clients, while raising it for one client. The change in annuitization assumptions decreased the fair value of GLB liabilities and generated a realized gain of $64 million. We will continue to monitor actual policyholder behavior against our assumptions and make adjustments as appropriate. Also, during the fourth quarter of 2013, we realized a gain of $92 million related to an out-of-period adjustment for an error in a market valuation model. We evaluated the quantitative and qualitative aspects of this correction and concluded that the impact of recognizing this adjustment is not material to the consolidated financial statements and all prior period consolidated financial statements.
For the years ended December 31, 2013, 2012, and 2011, we made minor technical refinements to the model with a favorable net income impact of approximately $9 million, $49 million, and $14 million, respectively.
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
The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

December 31, 2013	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,626	$1,323	$—	$2,949
Foreign	223	14,324	44	14,591
Corporate securities	—	17,304	166	17,470
Mortgage-backed securities	—	10,886	8	10,894
States, municipalities, and political subdivisions	—	3,350	—	3,350
	1,849	47,187	218	49,254
Equity securities	373	460	4	837
Short-term investments	953	803	7	1,763
Other investments	305	231	2,440	2,976
Securities lending collateral	—	1,632	—	1,632
Investment derivative instruments	19	—	—	19
Other derivative instruments	—	6	—	6
Separate account assets	1,145	81	—	1,226
Total assets measured at fair value	$4,644	$50,400	$2,669	$57,713
Liabilities:
Investment derivative instruments	$6	$—	$—	$6
Other derivative instruments	60	2	—	62
GLB(1)	—	—	193	193
Total liabilities measured at fair value	$66	$2	$193	$261

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

The transfers from Level 1 to Level 2 were $19 million and there were no transfers from Level 2 to Level 1 during the year ended December 31, 2013. The transfers from Level 1 to Level 2 were $40 million and the transfers from Level 2 to Level 1 were $15 million during the year ended December 31, 2012. The transfers between Level 1 and Level 2 during the year ended December 31, 2011 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at December 31, 2013 and 2012 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At December 31, 2013, there were no probable or pending sales related to any of the investments measured at fair value using NAV.
The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2013		2012
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$256	$129	$225	$111
Real estate	3 to 9 Years	322	92	292	62
Distressed	6 to 9 Years	180	230	192	152
Mezzanine	6 to 9 Years	276	252	284	279
Traditional	3 to 8 Years	813	456	711	587
Vintage	1 to 3 Years	13	—	14	—
Investment funds	Not Applicable	428	—	395	—
		$2,288	$1,159	$2,113	$1,191
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

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies such as financial institutions and insurance services worldwide
Real estate	targeting global distress opportunities, value added U.S. properties, and global mezzanine debt securities in the commercial real estate market
Distressed	targeting distressed debt/credit and equity opportunities in the U.S
Mezzanine	targeting private mezzanine debt of large-cap and mid-cap companies in the U.S. and worldwide
Traditional	employing traditional private equity investment strategies such as buyout and venture with different geographical focuses including Brazil, Asia, Europe, and the U.S.
Vintage	made before 2002 and where the funds’ commitment periods had already expired

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Level 3 financial instruments
The fair values of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) consist of various inputs and assumptions that management makes when determining fair value. Management analyzes changes in fair value measurements classified within Level 3 by comparing pricing and returns of our investments to benchmarks, including month-over-month movements, investment credit spreads, interest rate movements, and credit quality of securities.

The following table presents the significant unobservable inputs used in the Level 3 liability valuations. Excluded from the table below are inputs used to determine the fair value of Level 3 assets which are based on single broker quotes or net asset value and contain no quantitative unobservable inputs developed by management.

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$193	Actuarial model	Lapse rate	1% – 30%
			Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
Year Ended December 31, 2013	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$60	$102	$13	$3	$—	$2,252	$1,119
Transfers into Level 3	36	47	—	8	8	—	—
Transfers out of Level 3	(54)	(31)	—	(1)	(2)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	—	(6)	—	45	—
Net Realized Gains/Losses	1	(2)	—	4	—	(2)	(926)
Purchases	24	75	—	2	3	551	—
Sales	(21)	(7)	(3)	(6)	(1)	(10)	—
Settlements	(2)	(18)	(2)	—	(1)	(396)	—
Balance, end of year	$44	$166	$8	$4	$7	$2,440	$193
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$—	$—	$(2)	$(926)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

	Assets								Liabilities
	Available-for-Sale Debt Securities					Equity securities	Other investments	Other derivative instruments	GLB(1)
Year Ended December 31, 2012	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions
(in millions of U.S. dollars)
Balance, beginning of year	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	49	37	22	1	2	53	—	—
Transfers out of Level 3	(4)	(13)	(46)	(35)	(1)	(11)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	6	—	—	—	55	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	(200)
Purchases	—	46	24	9	—	4	520	3	—
Sales	—	(53)	(19)	(7)	—	(5)	(9)	—	—
Settlements	(1)	(1)	(33)	(4)	(1)	—	(237)	(2)	—
Balance, end of year	$—	$60	$102	$13	$—	$3	$2,252	$—	$1,119
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$—	$(200)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.4 billion at December 31, 2012 and $1.5 billion at December 31, 2011, which includes a fair value derivative adjustment of $1.1 billion and $1.3 billion, respectively.

		Assets							Liabilities
		Available-for-Sale Debt Securities							GLB(1)
Year Ended December 31, 2011	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments
(in millions of U.S. dollars)
Balance, beginning of year	$—	$26	$115	$39	$2	$13	$1,432	$4	$507
Transfers into Level 3	—	9	42	4	—	—	—	—	—
Transfers out of Level 3	—	(18)	(4)	(48)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	(2)	—	—	(1)	93	—	—
Net Realized Gains/Losses	—	—	(3)	—	—	4	(3)	2	812
Purchased	5	23	32	59	—	5	602	—	—
Sales	—	(3)	(27)	(17)	—	(8)	(55)	—	—
Settlements	—	(3)	(19)	(9)	(1)	—	(192)	(3)	—
Balance, end of year	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(3)	$(1)	$812

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$596	$236	$—	$832	$820
Foreign	—	897	—	897	864
Corporate securities	—	1,990	15	2,005	1,922
Mortgage-backed securities	—	1,379	—	1,379	1,341
States, municipalities, and political subdivisions	—	1,150	—	1,150	1,151
	596	5,652	15	6,263	6,098
Partially-owned insurance companies	—	—	470	470	470
Total assets	$596	$5,652	$485	$6,733	$6,568
Liabilities:
Short-term debt	$—	$1,913	$—	$1,913	$1,901
Long-term debt	—	4,088	—	4,088	3,807
Trust preferred securities	—	438	—	438	309
Total liabilities	$—	$6,439	$—	$6,439	$6,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

December 31, 2012	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$619	$464	$—	$1,083	$1,044
Foreign	—	964	—	964	910
Corporate securities	—	2,257	18	2,275	2,133
Mortgage-backed securities	—	2,116	—	2,116	2,028
States, municipalities, and political subdivisions	—	1,195	—	1,195	1,155
	619	6,996	18	7,633	7,270
Partially-owned insurance companies	—	—	454	454	454
Total assets	$619	$6,996	$472	$8,087	$7,724
Liabilities:
Short-term debt	$—	$1,401	$—	$1,401	$1,401
Long-term debt	—	3,916	—	3,916	3,360
Trust preferred securities	—	446	—	446	309
Total liabilities	$—	$5,763	$—	$5,763	$5,070

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

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Premiums written
Direct	$19,212	$18,144	$17,626
Assumed	3,616	3,449	3,205
Ceded	(5,803)	(5,518)	(5,459)
Net	$17,025	$16,075	$15,372
Premiums earned
Direct	$18,856	$17,802	$17,534
Assumed	3,479	3,302	3,349
Ceded	(5,722)	(5,427)	(5,496)
Net	$16,613	$15,677	$15,387

For the years ended December 31, 2013, 2012, and 2011, reinsurance recoveries on losses and loss expenses incurred were $3.1 billion, $4.3 billion, and $3.3 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

	December 31	December 31
(in millions of U.S. dollars)	2013	2012
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,612	$11,399
Reinsurance recoverable on paid losses and loss expenses (1)	615	679
Net reinsurance recoverable on losses and loss expenses	$11,227	$12,078

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible. At December 31, 2013 and 2012, we recorded a provision for uncollectible reinsurance of $390 million and $439 million, respectively.

The following tables present a listing, at December 31, 2013, of the categories of ACE's reinsurers. The first category, largest reinsurers, represents all groups of reinsurers where the gross recoverable exceeds one percent of ACE's total shareholders' equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Other pools and government agencies include amounts backed by certain state and federal agencies. In certain states, insurance companies are required by law to participate in these pools. Structured settlements include annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay, we reflect the amount as a liability and a recoverable/receivable for GAAP purposes. Captives include companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from ACE (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally our policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, Other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. We establish the provision for uncollectible reinsurance in this category based on a case-by-case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of our collection experience in similar situations.

(in millions of U.S. dollars, except percentages)	2013	Provision	% of Gross
Categories
Largest reinsurers	$5,117	$78	1.5%
Other reinsurers balances rated A- or better	2,901	36	1.2%
Other reinsurers balances with ratings lower than A- or not rated	587	103	17.5%
Other pools and government agencies	338	21	6.2%
Structured settlements	577	12	2.1%
Captives	1,762	14	0.8%
Other	335	126	37.6%
Total	$11,617	$390	3.4%

Largest Reinsurers
Alleghany Corp (Transatlantic)	Lloyd's of London	Swiss Re Group
Berkshire Hathaway Insurance Group	Munich Re Group	XL Capital Group
HDI Group (Hanover Re)	Partner Re Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

c) Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
GMDB
Net premiums earned	$77	$85	$98
Policy benefits and other reserve adjustments	$73	$60	$59
GLB
Net premiums earned	$149	$160	$163
Policy benefits and other reserve adjustments	27	61	47
Net realized gains (losses)	929	203	(812)
Gain (loss) recognized in income	$1,051	$302	$(696)
Net cash received	$126	$149	$161
Net (increase) decrease in liability	$925	$153	$(857)
At December 31, 2013, reported liabilities for GMDB and GLB reinsurance were $100 million and $427 million, respectively, compared with $90 million and $1.4 billion, respectively, at December 31, 2012. The reported liability for GLB reinsurance of $427 million at December 31, 2013, and $1.4 billion at December 31, 2012, includes a fair value derivative adjustment of$193 million and $1.1 billion, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.
Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At December 31, 2013 and 2012, the net amount at risk from reinsurance programs covering the GMDB risk only was $586 million and $1.3 billion, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2013 and 2012, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2.0 percent and 3.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at December 31, 2013 was approximately $668 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At December 31, 2013 and 2012, the net amount at risk from reinsurance programs covering the GLB risk only was $136 million and $445 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2013 and 2012, respectively);

•	there are no deaths, lapses, or withdrawals;

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
(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At December 31, 2013 and 2012, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $73 million and $116 million, respectively.

At December 31, 2013 and 2012, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $141 million and $655 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (December 31, 2013 and 2012, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•
policyholders annuitize at a frequency most disadvantageous to ACE (in other words, annuitization at a level that maximizes claims taking into account the treaty limits) under the terms of the reinsurance contracts;

•	for annuitizing policyholders, the GMIB claim is calculated using interest rates in line with those used in calculating the reserve;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 3.0 percent and 4.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.
The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at December 31, 2013 was approximately $84 million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 68 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

6. Intangible assets

Included in Goodwill and other intangible assets in the consolidated balance sheets at December 31, 2013 and 2012, are goodwill of $4.6 billion and $4.3 billion, respectively, and other intangible assets of $801 million and $656 million, respectively.

The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2011	$1,216	$134	$1,603	$365	$830	$4,148
Purchase price allocation adjustment	—	—	—	—	4	4
Acquisition of JaPro	—	—	123	—	—	123
Foreign exchange revaluation and other	3	—	38	—	3	44
Balance at December 31, 2012	$1,219	$134	$1,764	$365	$837	$4,319
Acquisition of Fianzas Monterrey	—	—	135	—	—	135
Acquisition of ABA Seguros	—	—	283	—	—	283
Foreign exchange revaluation and other	(4)	—	(128)	—	(2)	(134)
Balance at December 31, 2013	$1,215	$134	$2,054	$365	$835	$4,603

Included in other intangible assets at December 31, 2013 and 2012, are intangible assets subject to amortization of $695 million and $554 million, respectively, and intangible assets not subject to amortization of $106 million and $102 million, respectively. Intangible assets subject to amortization include agency relationships, software, client lists, renewal rights, and trademarks, primarily attributable to the acquisitions of Rain and Hail, Fianzas Monterrey, and ABA Seguros. The majority of the balance of intangible assets not subject to amortization relates to Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488) capacity. Amortization expense related to other intangible assets amounted to $95 million, $51 million, and $29 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2013	2012	2011
Balance, beginning of year	$614	$676	$634
Acquisition of New York Life's Korea operations and Hong Kong operations	—	—	151
Amortization expense	(64)	(82)	(108)
Foreign exchange revaluation	(14)	20	(1)
Balance, end of year	$536	$614	$676

The following table presents estimated amortization expense related to other intangible assets and VOBA for the next five years:

For the Year Ending December 31	Other intangible assets	VOBA
(in millions of U.S. dollars)
2014	$81	$55
2015	62	50
2016	55	45
2017	52	40
2018	49	35
Total	$299	$225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

7. Unpaid losses and loss expenses

ACE establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2013 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.

The following table presents a reconciliation of unpaid losses and loss expenses:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Gross unpaid losses and loss expenses, beginning of year	$37,946	$37,477	$37,391
Reinsurance recoverable on unpaid losses(1)	(11,399)	(11,602)	(12,149)
Net unpaid losses and loss expenses, beginning of year	26,547	25,875	25,242
Acquisition of subsidiaries	86	14	92
Total	26,633	25,889	25,334
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	9,878	10,132	10,076
Prior years	(530)	(479)	(556)
Total	9,348	9,653	9,520
Net losses and loss expenses paid in respect of losses occurring in:
Current year	3,942	4,325	4,209
Prior years	5,035	4,894	4,657
Total	8,977	9,219	8,866
Foreign currency revaluation and other	(173)	224	(113)
Net unpaid losses and loss expenses, end of year	26,831	26,547	25,875
Reinsurance recoverable on unpaid losses(1)	10,612	11,399	11,602
Gross unpaid losses and loss expenses, end of year	$37,443	$37,946	$37,477
(1) Net of provision for uncollectible reinsurance.

Net losses and loss expenses incurred includes $530 million, $479 million, and $556 million, of net favorable prior period development in the years ended December 31, 2013, 2012, and 2011, respectively. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture. Significant prior period movements by segment, principally driven by reserve reviews completed during each respective period, are discussed in more detail below. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across a number of lines and accident years, none of which is significant individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Insurance – North American P&C
Insurance – North American P&C's active operations experienced net favorable prior period development of $327 million in 2013 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $221 million in long-tail business, including:

•
Favorable development of $72 million in our retail D&O portfolios, primarily impacting the 2008 and prior accident years. Favorable settlements on several large claims drove the favorable development in 2004 and prior accident years, while favorable action in 2008 is primarily due to an increase in weighting applied to experience-based and simulation methods;

•
Favorable development of $63 million in our medical risk operations, primarily impacting the 2007 to 2009 accident years. Paid and reported loss activity for this business in these accident years continued to be lower than expected and we have increased our weighting applied to experience-based methods; and

•
Favorable development of $50 million in our U.S. excess casualty and umbrella businesses primarily affecting the 2007 and prior accident years. Reported activity on loss and allocated loss adjustment expenses was lower than expected based on estimates from our prior review. In addition, increased weighting was applied to experience-based methods in the current review for these accident periods;

•
Net favorable development of $28 million in our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

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

•
Favorable development of $25 million in our foreign casualty Controlled Master Program and Cash Flow portfolios affecting the 2009 and prior accident years. Paid and reported loss activity for this business in these accident years continued to be lower than expected and we have increased our weighting applied to experience-based methods;

•	Favorable development of $106 million in short-tail business, primarily from:

•
Net favorable development of $45 million in our wholesale property and inland marine portfolios, primarily in accident years 2010 to 2012, due to favorable case incurred emergence and favorable settlements of several large claims; and

•	Favorable development of $29 million in our political risk business in the 2009 and 2010 accident years primarily due to favorable settlements of a few large claims;

Insurance – North American P&C's run-off operations incurred adverse prior period development of $193 million in our Westchester and Brandywine run-off operations during 2013, which was the net result of adverse and favorable movements impacting accident years 1996 and prior, driven by the following principal changes:

•
Adverse development of $161 million related to the completion of the reserve reviews during 2013. The development primarily arose from case specific asbestos and environmental claims related to increased loss and defense cost payment activity and the costs associated with certain case settlements in 2013. Further, we experienced higher than expected paid loss and case reserve activity in our assumed reinsurance portfolio; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

•	Adverse development of $27 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred during 2013.

Insurance – North American P&C's active operations experienced net favorable prior period development of $348 million in 2012 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $245 million in long-tail business, including:

•
Favorable development of $73 million in a collection of portfolios of umbrella and excess casualty business, primarily affecting the 2007 and prior accident years. The favorable development was the function of both the continuation of the lower than expected reported loss activity in the period since our last review and an increase in weighting applied to experience-based methods, particularly for the 2006 accident year, as these accident periods matured;

•
Favorable development of $67 million in our D&O portfolios primarily affecting the 2007 and prior accident years. Case loss activity was lower than expected during the 2012 calendar year, including reductions in our internal estimates of exposure on several potentially large claims. These reductions were a function of changes in account specific circumstances since our prior review;

•
Favorable development of $57 million in our medical risk operations, primarily in the 2007 and prior accident years. Reported and paid loss activity for these accident years were lower than expected since our prior review; and

•
Net favorable development of $39 million in our national accounts portfolios which consists of commercial auto liability, general liability, and workers' compensation lines of business. This favorable development was the net impact of favorable and adverse movements, including:

•
Favorable development of $41 million in the 2011 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Favorable development of $34 million in the 2007 accident year, primarily in workers' compensation. The favorable development was the combined effect of lower than expected incurred loss activity and an increase in weighting applied to experience-based methods; and

•
Adverse development of $36 million affecting the 2006 and prior accident years largely in workers' compensation. The causes for this adverse movement were various and included adverse development on several specific large claims, higher than expected loss activity in certain accident years, an increase in weighting applied to experience-based methods, and a refinement of our treatment of ceded reinsurance recoveries on a few select treaties due to information which became known since our prior review.

•	Favorable development of $103 million in short-tail business, primarily from:

•
Favorable development of $88 million in our property, inland marine and commercial marine businesses primarily arising in the 2009 through 2011 accident years. Reported loss activity during the 2012 calendar was lower than expected, particularly in our high excess property portfolio; and

•
Favorable development of $27 million in our aviation product lines, primarily general aviation hull and liability, affecting the 2009 and prior accident years. Actual paid and incurred loss activity were lower than expected based on long-term historical averages leading to a reduction in our estimate of ultimate losses.

Insurance – North American P&C's run-off operations incurred net adverse prior period development of $168 million in our Westchester and Brandywine run-off operations during 2012, which was the net result of adverse and favorable movements impacting accident years 1996 and prior, driven by the following principal changes:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

•
Adverse development of $150 million related to the completion of the reserve review during 2012. The development primarily arose from case specific asbestos and environmental claims related to increased loss and defense cost payment activity and the costs associated with certain case settlements made in 2012. Further, we experienced higher than expected paid loss and case reserve activity in our assumed reinsurance portfolio; and

•	Adverse development of $18 million on unallocated loss adjustment expenses due to run-off operating expenses paid during 2012.

Insurance – North American P&C active operations experienced net favorable prior period development of $289 million in 2011, representing 1.8 percent of its beginning of period net unpaid loss and loss expense reserves. Insurance – North American P&C run-off operations incurred net adverse prior period development of $102 million in 2011, representing 0.6 percent of its beginning of period net unpaid loss and loss expense reserves.

Insurance – North American Agriculture
Insurance – North American Agriculture experienced net favorable prior period development of $13 million, $12 million, and $8 million in 2013, 2012, and 2011, respectively, in short-tail business across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General
Insurance – Overseas General experienced net favorable prior period development of $299 million in 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $127 million in long-tail business, including:

•
Favorable development of $92 million in casualty (primary and excess). Reserve reviews indicated favorable claim activity of $135 million in accident years 2009 and prior. These reviews reflected an increase in weighting applied to experience-based methods as these accident years continued to mature. Adverse development of $43 million in accident years 2010 to 2012 was primarily due to development in specific individual large claims and also in several accounts now exposed on an excess basis following adverse loss development of the underlying aggregate retention layer; and

•
Net favorable development of $35 million in financial lines. Reserve reviews indicated favorable claim activity of $63 million in accident years 2009 and prior. These reviews reflected an increase in weighting applied to experience-based methods as these accident years continued to mature. Adverse development of $28 million in accident year 2012 was incurred due to notifications on specific large claims.

•	Favorable development of $172 million in short-tail business, primarily from:

•
Favorable development of $104 million across property, technical lines and marine. Favorable development of $69 million in accident years 2010 to 2012 reflected lower than expected loss emergence. In addition, favorable development of $35 million in the property and marine liability lines in accident years 2009 and prior was primarily due to case specific developments;

•	Favorable development of $39 million across accident and health and personal lines primarily reflected lower than expected loss emergence, primarily in accident years 2010 to 2012; and

•	Favorable development of $29 million predominantly in the wholesale aviation business, primarily in accident years 2009 and prior, due to case specific developments.

Insurance – Overseas General experienced net favorable prior period development of $226 million in 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $121 million in long-tail business, including:

•
Favorable development of $150 million in casualty (primary and excess) and financial lines for accident years 2008 and prior. We recognized the impact of favorable loss emergence since the prior study and increased the weighting applied to experience-based methods; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

•
Adverse development of $29 million in casualty (mainly primary) and financial lines for accident years 2009 to 2011 in response to claims emergence primarily in 2011. The adverse development was driven by changes in case specific circumstances on several specific larger claims and, to a lesser extent, increased frequency trends in primary European casualty impacting accident year 2011.

•
Favorable development of $105 million in short-tail business, including property, marine, A&H, and personal lines across multiple geographical regions, and in both retail and wholesale operations, principally as a result of lower than expected loss emergence, mostly in accident years 2009 and 2010.

Insurance – Overseas General experienced net favorable prior period development of $290 million in 2011, representing 4.2 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

Global Reinsurance
Global Reinsurance experienced net favorable prior period development of $84 million in 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $53 million in long-tail business, primarily including:

•
Favorable development of $25 million in professional liability lines, primarily in treaty years 2008 and prior, reflected favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods; and

•
Favorable development of $20 million in medical malpractice business, principally in treaty years 2009 and prior, reflected favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods.

•
Net favorable development of $31 million in short-tail business, primarily in treaty years 2007 to 2012 across property lines (including property catastrophe), trade credit, marine, and surety principally as a result of lower than expected loss emergence.

Global Reinsurance experienced net favorable prior period development of $61 million in 2012, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•
Favorable prior period development of $54 million in long-tail business primarily in treaty years 2008 and prior in casualty and medical malpractice lines. The lower loss estimates arose from a combination of favorable paid and incurred loss trends and increased weighting applied to experience-based methods; and

•
Net favorable development of $29 million in short-tail business, primarily in treaty years 2010 and prior across property lines (including property catastrophe), trade credit, marine, and surety principally as a result of lower than expected loss emergence.

Global Reinsurance experienced net favorable prior period development of $71 million in 2011, representing 3.1 percent of the segment's beginning of period net unpaid loss and loss expense reserves.
Asbestos and environmental (A&E) and other run-off liabilities
a) A&E liabilities
Included in liabilities for losses and loss expenses are amounts for A&E (A&E liabilities). The A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites. The estimation of A&E liabilities is particularly sensitive to future changes in the legal, social, and economic environments and legislative reforms. ACE has not assumed any such future changes in setting the value of its A&E reserves, which include provisions for both reported and IBNR claims. ACE's A&E reserves are not discounted for GAAP reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a roll-forward of consolidated A&E loss reserves (excluding other run-off liabilities), allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2012 (1)	$1,886	$970	$194	$136	$2,080	$1,106
Incurred activity	125	96	119	75	244	171	(2)
Paid activity	(367)	(140)	(118)	(86)	(485)	(226)
Balance at December 31, 2013	$1,644	$926	$195	$125	$1,839	$1,051

(1)	Balances at December 31, 2012 have been adjusted to present claims in a manner consistent with balances disclosed at December 31, 2013.

(2)	Excludes unallocated loss expenses.

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2013, of $1.1 billion shown in the table above comprise $816 million in reserves in respect of Brandywine operations (see Brandywine run-off section below), $146 million of reserves held by Westchester Specialty (see Westchester Specialty section below), $79 million of reserves held by Insurance – Overseas General, $7 million of reserves held by ACE Bermuda, and $3 million of reserves held by Penn Millers. The incurred activity of $171 million is primarily the result of adverse activity in Brandywine and Westchester of $158 million and $14 million, respectively.

b) A&E and other run-off liabilities
The net figures in the above table (under A&E liabilities section) reflect third-party reinsurance other than reinsurance provided by National Indemnity Company (NICO) under two aggregate excess of loss contracts described below (collectively, the NICO contracts).  ACE excludes the NICO contracts as they cover non-A&E liabilities as well as A&E liabilities.  The split of coverage provided under the NICO contracts for A&E liabilities as compared to non-A&E liabilities is entirely dependent on the timing of the payment of the related claims. ACE's ability to make an estimate of this split is not practicable. ACE believes, instead, that the A&E discussion is best provided excluding the NICO contracts, while separately discussing the NICO contracts in relation to the total subject business, both A&E and other liabilities, covered by those contracts.  With certain exceptions, the NICO contracts provide coverage for the net incurred losses and allocated loss expenses within the limits of coverage and above ACE's retention levels.  These exceptions include losses arising from certain operations of Insurance – Overseas General and participation by ACE Bermuda as a co-reinsurer or retrocessionaire in the NICO contracts.

ACE's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and CIGNA's P&C business in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. In 1996, prior to ACE's acquisition of CIGNA's P&C business, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations that ACE acquired as part of the CIGNA P&C business:

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

During 2013, we conducted our annual internal, ground-up review of our consolidated A&E liabilities as of December 31, 2012. As a result of the internal review, we increased our gross unpaid losses and loss expenses in 2013 for the Brandywine operations, including A&E, by $277 million, while the net unpaid losses and loss expenses increased by $166 million. In addition, we increased gross unpaid losses and loss expenses for Westchester Specialty's A&E and other liabilities by $3 million, while the net unpaid losses and loss expenses increased by $5 million.

An internal review was also conducted during 2012 of consolidated A&E liabilities as of December 31, 2011. As a result of that internal review, we increased gross unpaid losses and loss expenses in 2012 for the Brandywine operations, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

A&E, by $275 million while the net unpaid losses and loss expenses increased by $146 million. In addition, we increased gross unpaid losses and loss expenses for Westchester Specialty's A&E and other liabilities by $17 million, while the net unpaid losses and loss expenses increased by $4 million.

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

Brandywine run-off – impact of NICO contracts on ACE's run-off liabilities
As part of the acquisition of CIGNA's P&C business, NICO provided $2.5 billion of reinsurance protection to Century on all Brandywine loss and allocated loss adjustment expense reserves and on the A&E reserves of various ACE INA insurance subsidiaries reinsured by Century (in each case, including uncollectible reinsurance). The benefits of this NICO contract (the Brandywine NICO Agreement) flowed to the other Brandywine companies and to the ACE INA insurance subsidiaries through agreements between those companies and Century. The Brandywine NICO Agreement was exhausted on an incurred basis in 2002 and on a paid basis in 2013.

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of Brandywine operations only, including the impact of the Brandywine NICO Agreement:

	Brandywine				NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	(1)	Total
Balance at December 31, 2012	$852	$421		$1,273	$18	$1,255
Incurred activity	158	9		167	—	167	(2)
Paid activity	(194)	(63)		(257)	(18)	(239)
Balance at December 31, 2013	$816	$367		$1,183	$—	$1,183

(1)	Other consists primarily of workers' compensation, non-A&E general liability losses, and provision for uncollectible reinsurance on non-A&E business.

(2)	Excludes $(1) million of unallocated loss expenses (benefits).

The incurred activity of $167 million primarily relates to the internal reviews of consolidated A&E loss reserves.

Westchester Specialty – impact of NICO contracts on ACE's run-off liabilities
As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2013, the remaining unused incurred limit under the NICO Agreement was $490 million, which is only available for losses and loss adjustment expenses.

The following table presents a roll-forward of net loss reserves, allocated loss expense reserves, and provision for uncollectible paid and unpaid reinsurance recoverables in respect of 1996 and prior Westchester Specialty operations only, including the impact of the Westchester NICO Agreement:

	Westchester Specialty			NICO Coverage	Net of NICO Coverage
(in millions of U.S. dollars)	A&E	Other	Total
Balance at December 31, 2012	$151	$44	$195	$158	$37
Incurred activity	14	(11)	3	2	1	(1)
Paid activity	(19)	—	(19)	(19)	—
Balance at December 31, 2013	$146	$33	$179	$141	$38

(1)	Excludes $4 million of unallocated loss expenses.

The incurred activity of $1 million primarily relates to the internal reviews of consolidated A&E loss reserves.

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

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2013 was $25 million and approximately $232 million in statutory-basis losses have been ceded to the XOL on an inception-to-date basis. Century reports the amount ceded under the XOL in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While ACE believes it has no legal obligation to fund losses above the XOL limit of coverage, ACE's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Uncertainties relating to ACE's ultimate Brandywine exposure
In addition to the Dividend Retention Fund and XOL commitments described above, certain ACE entities are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and ACE were to lose control of Century, some or all of the recoverables due to these ACE companies from Century could become uncollectible, yet those ACE entities would continue to be responsible to pay claims to their insureds or reinsureds. At December 31, 2013 and 2012, the aggregate reinsurance balances ceded by the active ACE companies to Century were approximately $929 million and $958 million, respectively. At December 31, 2013 and 2012, Century's carried gross reserves (including reserves ceded by the active ACE companies to Century) were $2.3 billion and $2.1 billion, respectively. ACE believes the intercompany reinsurance recoverables, which relate to liabilities payable over many years, are not impaired. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Combined Insurance and its life subsidiary will file a separate consolidated U.S. tax return for tax years prior to 2014. Should ACE Group Holdings pay a dividend to ACE, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to ACE. Certain international operations of ACE are also subject to income taxes imposed by the jurisdictions in which they operate.

ACE is not subject to income taxation other than as stated above.  There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require ACE to change the way it operates or becomes subject to taxation.

ACE's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. Domestic operations for the years ended December 31, 2013, 2012, and 2011 are not considered significant to the consolidated income before income taxes for the respective periods.

The following table presents the provision for income taxes:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Current tax expense	$231	$305	$485
Deferred tax expense (benefit)	249	(35)	17
Provision for income taxes	$480	$270	$502

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The most significant jurisdictions contributing to the overall taxation of ACE are calculated using the following rates: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 35.0 percent, and U.K. 23.25 percent. The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Expected tax provision at Swiss statutory tax rate	$331	$233	$160
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	124	129	323
Tax-exempt interest and dividends received deduction, net of proration	(27)	(24)	(21)
Net withholding taxes	27	23	19
Favorable resolution of prior years' tax matters and closing statutes of limitations	(5)	(124)	—
Change in valuation allowance	4	4	(2)
Other	26	29	23
Total provision for income taxes	$480	$270	$502

The following table presents the components of the net deferred tax assets:

	December 31	December 31
(in millions of U.S. dollars)	2013	2012
Deferred tax assets:
Loss reserve discount	$807	$849
Unearned premiums reserve	93	98
Foreign tax credits	1,236	1,131
Investments	3	43
Provision for uncollectible balances	78	110
Loss carry-forwards	54	55
Other	184	110
Total deferred tax assets	2,455	2,396
Deferred tax liabilities:
Deferred policy acquisition costs	138	68
VOBA and other intangible assets	351	379
Un-remitted foreign earnings	982	795
Unrealized appreciation on investments	210	586
Other	94	59
Total deferred tax liabilities	1,775	1,887
Valuation allowance	64	56
Net deferred tax assets	$616	$453

The valuation allowance of $64 million at December 31, 2013, and $56 million at December 31, 2012, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to use foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2013, ACE has net operating loss carry-forwards of $154 million which, if unused, will expire in the years 2014 through 2033, and a foreign tax credit carry-forward in the amount of $131 million which, if unused, will expire in the years 2015 through 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2013	2012
Balance, beginning of year	$26	$134
Additions based on tax provisions related to the current year	5	19
Reductions for settlements with tax authorities	—	(16)
Reductions for the lapse of the applicable statutes of limitations	(4)	(111)
Balance, end of year	$27	$26

At December 31, 2013 and 2012, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $5 million and $8 million, respectively. At December 31, 2013 and 2012, $22 million and $18 million, respectively, of unrecognized tax benefits would not affect the effective tax rate, if recognized, as the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

ACE recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Tax-related interest expense (income) and penalties reported in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 were $(1) million, $(8) million, and $3 million, respectively. At December 31, 2013 and 2012, ACE recorded $11 million and $12 million, respectively, in liabilities for tax-related interest and penalties in our consolidated balance sheets.

In April 2012, ACE reached final settlement with the IRS Appeals Division regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006, and 2007. The settlement of these issues had no net impact on our results of operations. In addition, the IRS completed its field examination of ACE’s federal tax returns for 2008 and 2009 during June 2012. No material adjustments resulted from this examination. During 2012, ACE recognized a $124 million benefit resulting from the favorable resolution of various prior years' tax matters and the closing of statutes of limitations. During 2013, ACE reduced the amount of unrecognized tax benefits by $5 million resulting from the closing of applicable statutes of limitations. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2013	2012	Early Redemption Option
Short-term debt
ACE INA $500 million 5.875% senior notes due June 2014	$500	$—	Make-whole premium plus 0.20%
Repurchase agreements (weighted average interest rate of 0.3% and 0.4%)	1,401	1,401	None
Total short-term debt	$1,901	$1,401
Long-term debt
ACE INA senior notes:
$500 million 5.875% due June 2014	$—	$500	Make-whole premium plus 0.20%
$450 million 5.6% due May 2015	449	449	Make-whole premium plus 0.35%
$700 million 2.6% due November 2015	700	699	Make-whole premium plus 0.20%
$500 million 5.7% due February 2017	500	500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	300	300	Make-whole premium plus 0.35%
$500 million 5.9% due June 2019	500	500	Make-whole premium plus 0.40%
$475 million 2.7% due March 2023	473	—	Make-whole premium plus 0.10%
$300 million 6.7% due May 2036	299	299	Make-whole premium plus 0.20%
$475 million 4.15% due March 2043	474	—	Make-whole premium plus 0.15%
ACE INA $100 million 8.875% debentures due August 2029	100	100	None
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	12	13	None
Total long-term debt	$3,807	$3,360
Trust preferred securities
ACE INA capital securities due April 2030	$309	$309	Redemption price(1)

(1)
Redemption price is equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030.

a) Short-term debt
ACE has executed repurchase agreements with certain counterparties under which ACE agreed to sell securities and repurchase them at a future date for a predetermined price.

b) Long-term debt
In March 2013, ACE INA issued $475 million of 2.7 percent senior notes due March 2023 and $475 million of 4.15 percent senior notes due March 2043.

All of ACE INA’s senior notes are redeemable at any time at ACE INA's option subject to the provisions described above. A “make-whole premium” is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. The senior notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The debentures, subject to certain exceptions, are not redeemable before maturity.

The senior notes and debentures do not have the benefit of any sinking fund. These senior unsecured notes and debentures are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

c) ACE INA capital securities
In March 2000, ACE Capital Trust II, a Delaware statutory business trust, publicly issued $300 million of 9.7 percent Capital Securities (the Capital Securities) due to mature in April 2030. At the same time, ACE INA purchased $9.2 million of common securities of ACE Capital Trust II. The sole assets of ACE Capital Trust II consist of $309 million principal amount of 9.7 percent Junior Subordinated Deferrable Interest Debentures (the Subordinated Debentures) issued by ACE INA due to mature in April 2030.

Distributions on the Capital Securities are payable semi-annually and may be deferred for up to ten consecutive semi-annual periods (but no later than April 1, 2030). Any deferred payments would accrue interest compounded semi-annually if ACE INA defers interest on the Subordinated Debentures. Interest on the Subordinated Debentures is payable semi-annually. ACE INA may defer such interest payments (but no later than April 1, 2030), with such deferred payments accruing interest compounded semi-annually. The Capital Securities and the ACE Capital Trust II Common Securities will be redeemed upon repayment of the Subordinated Debentures.

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

10. Commitments, contingencies, and guarantees

a) Derivative instruments
Derivative instruments employed
ACE maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. ACE also maintains positions in convertible bond investments that contain embedded derivatives. These are the most numerous and frequent derivative transactions.

In addition, ACE from time to time purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

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

In relation to certain debt issuances, ACE from time to time enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At December 31, 2013, ACE had no in-force interest rate swaps.
ACE from time to time buys credit default swaps to mitigate global credit risk exposure, primarily related to reinsurance recoverables. At December 31, 2013, ACE had no in-force credit default swaps.
All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are designated as hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

	December 31, 2013					December 31, 2012
	Consolidated Balance Sheet Location(1)	Fair Value		Notional Value/ Payment Provision	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)			Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$3	$(4)	$1,202	AP	$—	$—	$620
Cross-currency swaps	OA / (AP)	—	—	50	AP	—	—	50
Futures contracts on money market instruments	OA / (AP)	3	—	3,910	AP	1	—	2,710
Futures contracts on notes and bonds	OA / (AP)	13	(2)	871	AP	10	—	915
Convertible bonds	FM AFS	302	—	254	FM AFS	309	—	279
		$321	$(6)	$6,287		$320	$—	$4,574
Other derivative instruments
Futures contracts on equities(2)	OA / (AP)	$—	$(60)	$1,692	AP	$—	$(6)	$2,308
Options on equity market indices(2)	OA / (AP)	6	—	250	AP	30	—	250
Other	OA / (AP)	—	(2)	8	AP	—	—	—
		$6	$(62)	$1,950		$30	$(6)	$2,558
GLB(3)	(AP) / (FPB)	$—	$(427)	$277	AP / FPB	$—	$(1,352)	$1,100

(1)	Other assets (OA), Fixed maturities available for sale (FM AFS)

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

On January 1, 2013, we adopted new accounting guidance that requires disclosure of financial instruments subject to a master netting agreement.  At December 31, 2013 and December 31, 2012, derivative liabilities of $41 million and derivative assets of $35 million, respectively, included in the table above were subject to a master netting agreement.  The remaining derivatives included in the table above were not subject to a master netting agreement.

At both December 31, 2013 and 2012, our repurchase obligations of $1,401 million were fully collateralized.  At December 31, 2013 and 2012, our securities lending payable was $1,633 million and $1,795 million, respectively, and our securities lending collateral was $1,632 million and $1,791 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Investment and embedded derivative instruments
Foreign currency forward contracts	$11	$(9)	$6
All other futures contracts and options	61	(22)	(98)
Convertible bonds	6	25	(50)
TBAs	—	—	(1)
Total investment and embedded derivative instruments	$78	$(6)	$(143)
GLB and other derivative instruments
GLB(1)	$878	$171	$(779)
Futures contracts on equities(2)	(555)	(273)	(12)
Options on equity market indices(2)	(24)	(24)	8
Other	(2)	(4)	(4)
Total GLB and other derivative instruments	$297	$(130)	$(787)
	$375	$(136)	$(930)

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

Other
Included within Other are derivatives intended to reduce potential losses which may arise from certain exposures in our insurance business.  The economic benefit provided by these derivatives is similar to purchased reinsurance.  For example, from time to time ACE may enter into derivative contracts to protect underwriting results in the event of a significant decline in commodity prices.  Also included within Other are credit default swaps purchased and certain life insurance products that meet the definition of a derivative instrument for accounting purposes.

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

b) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest exposures by issuer at December 31, 2013, were JP Morgan Chase & Co., Goldman Sachs Group Inc., and General Electric Company. Our largest exposure by industry at December 31, 2013 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. During both years ended December 31, 2013 and 2012, and in the year ended December 31, 2011, approximately 11 percent and 12 percent, respectively, of our gross premiums written were generated from or placed by Marsh, Inc. This entity is a large, well established company and there are no indications that it is financially troubled at December 31, 2013. In addition, during the year ended December 31, 2011, approximately 10 percent of our gross premiums written were generated from or placed by Aon Corporation and its affiliates. No other broker and no one insured or reinsured accounted for more than 10 percent of gross premiums written in the years ended December 31, 2013, 2012, and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

c) Other investments
At December 31, 2013, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $1.9 billion. In connection with these investments, we have commitments that may require funding of up to $1.2 billion over the next several years.

d) Letters of credit
We have a $1.0 billion unsecured operational LOC facility (adjustable to $1.5 billion upon consent of the issuers) expiring in November 2017. We are allowed to use up to $300 million of this LOC facility as an unsecured revolving credit facility. At December 31, 2013, outstanding LOCs issued under this facility were $376 million. We also have a $500 million unsecured operational LOC facility expiring in June 2014. At December 31, 2013, this facility was fully utilized.

To satisfy funding requirements of ACE's Lloyd's Syndicate 2488 through 2014, we have a series of four bilateral uncollateralized LOC facilities totaling $425 million. LOCs issued under these facilities will expire no earlier than December 2017. Usage of this facility at December 31, 2013 was $352 million.

These facilities require that ACE Limited and/or certain of its subsidiaries continue to maintain certain covenants. ACE Limited is also required to maintain a minimum consolidated net worth covenant and a maximum leverage covenant, which have been met at December 31, 2013.

e) Legal proceedings
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

f) Lease commitments
We lease office space and equipment under operating leases which expire at various dates through 2033. Rent expense was $128 million, $112 million, and $114 million for the years ended December 31, 2013, 2012, and 2011, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the year ending December 31
(in millions of U.S. dollars)
2014	$106
2015	99
2016	86
2017	70
2018	49
Thereafter	124
Total minimum future lease commitments	$534

11. Shareholders’ equity

a) Common Shares
All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, we are generally prohibited from issuing Common Shares below their par value. If there were a need to raise common equity at a time when the trading price of ACE's Common Shares is below par value, we would need in advance to obtain shareholder approval to decrease the par value of the Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

At our May 2012 and 2013 Annual General Meetings, our shareholders approved a dividend for the following years, respectively, payable in four quarterly installments after the annual general meetings in the form of a distribution by way of a par value reduction. At the January 10, 2014 Extraordinary General Meeting, our shareholders approved a resolution to increase our quarterly dividend from $0.51 per share to $0.63 per share for the final two quarterly installments (made on January 31, 2014 and the payment to be made by the end of April 2014) that had been earlier approved at our 2013 annual general meeting. The $0.12 per share increase for each installment will be distributed from capital contribution reserves while the existing $0.51 per share will be distributed by way of a par value reduction.

Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Dividend distributions following ACE's redomestication to Switzerland have generally been made by way of par value reduction (under the methods approved by our shareholders at our Annual General Meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. In light of a January 1, 2011 Swiss tax law change, we may also issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves, and paid out of free reserves (Retained earnings). We employed this method of dividends during portions of 2011 and 2012, and to effect our dividend increase that was approved by shareholders on January 10, 2014.

b) Shares issued, outstanding, authorized, and conditional

	Years Ended December 31
	2013	2012	2011
Shares issued, beginning of year	342,832,412	342,832,412	341,094,559
Exercise of stock options	—	—	1,737,853
Shares issued, end of year	342,832,412	342,832,412	342,832,412
Common Shares in treasury, end of year (at cost)	(3,038,477)	(2,510,878)	(5,905,136)
Shares issued and outstanding, end of year	339,793,935	340,321,534	336,927,276
Common Shares issued to employee trust
Balance, beginning of year	(9,467)	(9,467)	(101,481)
Shares redeemed	—	—	92,014
Balance, end of year	(9,467)	(9,467)	(9,467)

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

For the years ended December 31, 2013, 2012, and 2011, ACE repurchased 3,266,531 Common Shares, 100,000 Common Shares, and 2,058,860 Common Shares in a series of open market transactions, respectively. The cost of these shares, which were placed in treasury, totaled $290 million, $7 million, and $132 million for the years ended December 31, 2013, 2012, and 2011, respectively. ACE repurchased these Common Shares to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans as well as part of an overall capital management strategy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Conditional share capital for bonds and similar debt instruments
The share capital of ACE may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 27.04 as of December 31, 2013) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by ACE, including convertible debt instruments.

Conditional share capital for employee benefit plans
The share capital of ACE may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 27.04 as of December 31, 2013) in connection with the exercise of option rights granted to any employee of ACE, and any consultant, director, or other person providing services to ACE.

c) ACE Limited securities repurchase authorization
On November 21, 2013, the Board announced authorization of a share repurchase program of up to $2 billion of ACE's Common Shares through December 31, 2014.  This $2 billion authorization replaces the previous authorizations which had a remaining balance of $228 million and expired on December 31, 2013. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions. At December 31, 2013, $1.94 billion in share repurchase authorization remained through December 31, 2014 pursuant to the Board authorization. For the period January 1, 2014 through February 27, 2014, ACE repurchased 3,437,082 Common Shares for a total of $326 million in a series of open market transactions. At February 27, 2014, $1.62 billion in share repurchase authorization remained through December 31, 2014.

d) General restrictions
The holders of the Common Shares are entitled to receive dividends as approved by the shareholders. Holders of Common Shares are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Common Shares of ACE, only a fraction of the vote will be allowed so as not to exceed ten percent in aggregate. Entry of acquirers of Common Shares as shareholders with voting rights in the share register may be refused if it would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Dividends
Refer to section a) above for a discussion on the methods of dividend payments. Dividend distributions on Common Shares amounted to CHF 1.85 ($2.02) per Common Share (paid through par value reductions), CHF 1.91 ($2.06) per Common Share (including par value reductions of CHF 1.38 per Common Share), and CHF 1.22 ($1.38) per Common Share (including a par value reduction of CHF 0.30 per Common Share) for the years ended December 31, 2013, 2012, and 2011, respectively. Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity. The par value per Common Share at December 31, 2013, was CHF 27.04.

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

The rabbi trusts also hold other assets, such as fixed maturities, equity securities, and life insurance policies. The assets of the rabbi trusts are consolidated with ACE's assets in the consolidated balance sheets. Assets held by the trust and the associated obligations are reported at fair value in Other investments and Accounts payable, accrued expenses, and other liabilities, respectively, in the consolidated balance sheets, with changes in fair value reflected as a corresponding increase or decrease to Other (income) expense in the consolidated statements of operations. However, life insurance policies assets and obligations are reported at cash surrender value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

12. Share-based compensation

ACE has share-based compensation plans which currently provide the Board the ability to grant awards of stock options, restricted stock, and restricted stock units to its employees, consultants, and members of the Board.

ACE principally issues restricted stock grants and stock options on a graded vesting schedule. ACE recognizes compensation cost for restricted stock and stock option grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We incorporate an estimate of future forfeitures (6.5 percent assumption used for 2013, 2012, and 2011) into the determination of compensation cost for both grants of restricted stock and stock options.

During 2004, we established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP), which replaced our prior incentive plans except for outstanding awards. The 2004 LTIP will continue in effect until terminated by the Board. Under the 2004 LTIP, Common Shares of ACE are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units.

ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the day of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

In May 2013, our shareholders approved an increase of eight million shares authorized to be issued under the 2004 LTIP, bringing the total shares authorized (i.e., for grant since its inception) to the sum of: (i) 38,600,000 common shares; and (ii) any shares that are represented by awards granted under the prior plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to ACE to the extent that such shares would have been added back to the reserve under the terms of the applicable prior plan. At December 31, 2013, a total of 11,231,423 shares remain available for future issuance under the 2004 LTIP.

In May 2012, our shareholders approved an increase of 1,500,000 shares authorized to be issued under the ESPP bringing the total shares authorized to 4,500,000 shares.  At December 31, 2013, a total of 1,313,586 shares remain available for issuance under the ESPP.

ACE generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares (conditional share capital) and Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Stock options and shares issued under ESPP:
Pre-tax	$24	$22	$23
After-tax (1)	$18	$17	$17
Restricted stock:
Pre-tax	$153	$109	$108
After-tax	$89	$64	$70

(1)
Excludes windfall tax benefit for share-based compensation recognized as a direct adjustment to Additional paid-in capital of $36 million, $18 million and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Unrecognized compensation expense related to the unvested portion of ACE's employee share-based awards was $107 million at December 31, 2013, and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options
ACE's 2004 LTIP permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of ACE's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

ACE's 2013 share-based compensation expense includes a portion of the cost related to the 2010 through 2013 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Years Ended December 31
	2013	2012	2011
Dividend yield	2.4%	2.7%	2.2%
Expected volatility	27.8%	29.8%	28.8%
Risk-free interest rate	1.0%	1.1%	2.3%
Expected life	5.8 years	5.8 years	5.4 years

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

The following table presents a roll-forward of ACE's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2010	11,942,893	$46.80
Granted	1,649,824	$62.68	$14.67
Exercised	(2,741,238)	$44.45		$63
Forfeited	(271,972)	$51.33
Options outstanding, December 31, 2011	10,579,507	$49.78
Granted	1,462,103	$73.36	$15.58
Exercised	(2,401,869)	$42.50		$78
Forfeited	(190,082)	$61.87
Options outstanding, December 31, 2012	9,449,659	$55.03
Granted	1,821,063	$85.41	$17.29
Exercised	(1,658,671)	$48.17		$70
Forfeited	(115,195)	$72.50
Options outstanding, December 31, 2013	9,496,856	$61.84		$396
Options exercisable, December 31, 2013	6,330,456	$53.52		$317

The weighted-average remaining contractual term was 6.5 years for stock options outstanding and 4.8 years for stock options exercisable at December 31, 2013. Cash received from the exercise of stock options for the year ended December 31, 2013 was $85 million.

Restricted stock and restricted stock units
Grants of restricted stock and restricted stock units granted under the 2004 LTIP typically have a 4-year vesting period, based on a graded vesting schedule. ACE also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting. The restricted stock is granted at market close price on the grant date. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting. ACE's 2013 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2009 through 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 20,969 restricted stock awards, 25,669 restricted stock awards, and 32,660 restricted stock awards that were granted to non-management directors during the years ended December 31, 2013, 2012, and 2011 respectively:

	Number of Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2010	5,305,732	$48.74
Granted	1,808,745	$60.01
Vested	(1,929,189)	$50.82
Forfeited	(333,798)	$47.46
Unvested restricted stock, December 31, 2011	4,851,490	$52.20
Granted	1,589,178	$73.46
Vested	(1,923,385)	$52.71
Forfeited	(262,436)	$58.40
Unvested restricted stock, December 31, 2012	4,254,847	$59.53
Granted	1,544,485	$86.07
Vested	(1,951,494)	$57.44
Forfeited	(139,651)	$67.72
Unvested restricted stock, December 31, 2013	3,708,187	$71.38

During the years ended December 31, 2013, 2012, and 2011, ACE awarded 271,004 restricted stock units, 262,549 restricted stock units, and 261,214 restricted stock units, respectively, to employees and officers each with a weighted-average grant date fair value per share of $85.44, $73.41, and $62.85, respectively. At December 31, 2013, there were 617,893 unvested restricted stock units.

Prior to 2009, ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. At December 31, 2013, there were 196,622 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2013, 2012, and 2011, employees paid $14 million, $13 million, and $12 million to purchase 175,437 shares, 198,244 shares, and 205,812 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

13. Pension plans

ACE provides pension benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by ACE. The defined contribution plans include a capital accumulation plan (401(k)) in the U.S. The defined benefit plans consist of various plans offered in certain jurisdictions primarily outside of the U.S. and Bermuda.

Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $111 million, $99 million, and $96 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Defined benefit plans
We maintain non-contributory defined benefit plans that cover certain employees, principally located in Europe, Asia, and Mexico. We also provide a defined benefit plan to certain U.S.-based employees as a result of our acquisition of Penn Millers in November 2011. We account for pension benefits using the accrual method. Benefits under these plans are based on employees' years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. We use December 31 as the measurement date for our defined benefit pension plans.

Components of accrued pension liability (included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets):

	December 31	December 31
(in millions of U.S dollars)	2013	2012
Fair value of plan assets	$566	$487
Projected benefit obligation	591	531
Accrued pension liability	$25	$44

The defined benefit pension plan contribution for 2014 is expected to be $3 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net benefit costs over the next year is $3 million.

Benefit payments were $26 million and $37 million for the years ended December 31, 2013 and 2012, respectively. Benefit payments for the year ended December 31, 2012 included $12 million related to the full settlement of a defined benefit plan. Expected future payments are as follows:

For the year ending December 31
(in millions of U.S dollars)
2014	$19
2015	22
2016	23
2017	22
2018	23
2019-2023	129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

14. Other (income) expense

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Amortization of intangible assets	$95	$51	$29
Equity in net (income) loss of partially-owned entities	(119)	(80)	(32)
(Gains) losses from fair value changes in separate account assets	(16)	(29)	36
Federal excise and capital taxes	24	22	20
Acquisition-related costs	4	11	5
Other	27	19	23
Other (income) expense	$15	$(6)	$81

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

15. Segment information

ACE operates through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries.

Effective January 1, 2013, the former Insurance – North American segment is presented in two distinct reportable segments:
Insurance – North American P&C and Insurance – North American Agriculture. Prior year amounts contained in this report have been adjusted to conform to the new segment presentation.

The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes the operations of ACE USA (including ACE Canada), ACE Commercial Risk Services, ACE Private Risk Services, ACE Westchester, ACE Bermuda, and various run-off operations, including Brandywine. ACE USA is the North American retail operating division which provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North America commercial and non-commercial enterprises and consumers. ACE Commercial Risk Services addresses the insurance needs of small and mid-sized businesses in North America by delivering a broad array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Private Risk Services provides high-value personal lines coverages for high net worth individuals and families in North America. ACE Westchester focuses on the North American wholesale distribution of excess and surplus lines property, casualty, environmental, professional liability and inland marine products. ACE Bermuda provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies and covering exposures that are generally low in frequency and high in severity. The run-off operations do not actively sell insurance products but are responsible for the management of certain existing policies and settlement of related claims.

The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail through Rain and Hail Insurance Services, Inc. as well as farm and ranch, and specialty P&C commercial insurance products and services through our ACE Agribusiness unit. The MPCI program is offered in conjunction with the U.S. Department of Agriculture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The Insurance – Overseas General segment comprises ACE International and ACE Global Markets (AGM). ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada, and the international supplemental A&H business of Combined Insurance. ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International has four regions of operations: ACE Europe, ACE Asia Pacific, ACE Far East, and ACE Latin America. During 2013, ACE International expanded its operations with the acquisitions of ABA Seguros and Fianzas Monterrey in Mexico. Refer to Note 2 for additional information. Companies within the Insurance – Overseas General segment write a variety of insurance products including P&C, professional lines (directors and officers and errors and omissions), marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H (principally accident and supplemental health). Combined Insurance distributes a wide range of supplemental A&H products. AGM, our London-based international specialty and excess and surplus lines business, includes Syndicate 2488, a wholly-owned ACE syndicate. AGM offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. ACE provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. AGM uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd's worldwide licenses. AGM uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. The reinsurance operation of AGM is included in the Global Reinsurance segment.

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

The Life segment includes ACE's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life provides a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life and unit linked contracts through multiple distribution channels primarily in emerging markets including: Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand, and Vietnam; also throughout Latin America, selectively in Europe, and China through a non-consolidated joint venture insurance company. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace. Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers and businesses in the U.S. and Canada.

Corporate includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations. Due to our initiatives to reduce reinsurance recoverable balances, losses recognized in connection with the commutation of ceded reinsurance contracts are generally not considered when assessing segment performance and, accordingly, are directly allocated to Corporate. Losses and loss expenses arise in connection with the commutation of ceded reinsurance contracts that result from a differential between the consideration received from reinsurers and the related reduction of reinsurance recoverable, principally related to the time value of money.
For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses from fair value changes on crop derivatives as a component of underwriting income. For 2013, underwriting income in our Insurance – North American Agriculture segment was $89 million. This amount includes $1 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for 2013, Life underwriting income of $374 million includes Net investment income of $251 million and gains from fair value changes in separate account assets of $16 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2013 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
Net premiums written	$5,915	$1,627	$6,520	$991	$1,972	$—	$17,025
Net premiums earned	5,721	1,678	6,333	976	1,905	—	16,613
Losses and loss expenses	3,776	1,524	3,062	396	582	8	9,348
Policy benefits	—	—	—	—	515	—	515
Policy acquisition costs	597	53	1,453	197	358	1	2,659
Administrative expenses	601	11	1,008	50	343	198	2,211
Underwriting income (loss)	747	90	810	333	107	(207)	1,880
Net investment income	1,021	26	539	280	251	27	2,144
Net realized gains (losses) including OTTI	72	1	18	53	360	—	504
Interest expense	5	1	5	5	15	244	275
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(16)	—	(16)
Other	(58)	32	39	(19)	13	24	31
Income tax expense (benefit)	347	20	222	36	34	(179)	480
Net income (loss)	$1,546	$64	$1,101	$644	$672	$(269)	$3,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

For the Year Ended December 31, 2012 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
Net premiums written	$5,349	$1,859	$5,863	$1,025	$1,979	$—	$16,075
Net premiums earned	5,147	1,872	5,740	1,002	1,916	—	15,677
Losses and loss expenses	3,715	1,911	2,862	553	611	1	9,653
Policy benefits	—	—	—	—	521	—	521
Policy acquisition costs	558	28	1,353	172	334	1	2,446
Administrative expenses	608	(7)	935	51	328	181	2,096
Underwriting income (loss)	266	(60)	590	226	122	(183)	961
Net investment income	1,066	25	521	290	251	28	2,181
Net realized gains (losses) including OTTI	41	1	103	6	(72)	(1)	78
Interest expense	12	—	5	4	12	217	250
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(29)	—	(29)
Other	(41)	32	3	(15)	25	19	23
Income tax expense (benefit)	229	(29)	133	15	58	(136)	270
Net income (loss)	$1,173	$(37)	$1,073	$518	$235	$(256)	$2,706

For the Year Ended December 31, 2011 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
Net premiums written	$4,900	$1,951	$5,629	$979	$1,913	$—	$15,372
Net premiums earned	4,969	1,942	5,614	1,003	1,859	—	15,387
Losses and loss expenses	3,577	1,699	3,029	621	593	1	9,520
Policy benefits	—	—	—	—	401	—	401
Policy acquisition costs	532	80	1,335	185	339	1	2,472
Administrative expenses	598	(6)	939	52	317	168	2,068
Underwriting income (loss)	262	169	311	145	209	(170)	926
Net investment income	1,148	22	546	287	226	13	2,242
Net realized gains (losses) including OTTI	28	6	33	(50)	(806)	(6)	(795)
Interest expense	13	2	5	2	11	217	250
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	36	—	36
Other	(13)	18	—	(1)	26	15	45
Income tax expense (benefit)	344	51	164	30	50	(137)	502
Net income (loss)	$1,094	$126	$721	$351	$(494)	$(258)	$1,540
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Year Ended December 31, 2013
Insurance – North American P&C	$1,489	$3,847	$385	$5,721
Insurance – North American Agriculture	1,678	—	—	1,678
Insurance – Overseas General	2,672	1,479	2,182	6,333
Global Reinsurance	543	433	—	976
Life	—	—	1,905	1,905
	$6,382	$5,759	$4,472	$16,613
For the Year Ended December 31, 2012
Insurance – North American P&C	$1,370	$3,406	$371	$5,147
Insurance – North American Agriculture	1,872	—	—	1,872
Insurance – Overseas General	2,236	1,379	2,125	5,740
Global Reinsurance	495	507	—	1,002
Life	—	—	1,916	1,916
	$5,973	$5,292	$4,412	$15,677
For the Year Ended December 31, 2011
Insurance – North American P&C	$1,232	$3,380	$357	$4,969
Insurance – North American Agriculture	1,942	—	—	1,942
Insurance – Overseas General	2,080	1,415	2,119	5,614
Global Reinsurance	458	545	—	1,003
Life	—	—	1,859	1,859
	$5,712	$5,340	$4,335	$15,387

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America		Asia Pacific/Far East	Latin America
Years Ended		Europe
2013	58%	17%	16%	9%
2012	60%	17%	16%	7%
2011	61%	18%	14%	7%

16. Earnings per share

	Years Ended December 31
(in millions of U.S. dollars, except share and per share data)	2013	2012	2011
Numerator:
Net income	$3,758	$2,706	$1,540
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	340,906,490	339,843,438	338,159,409
Denominator for diluted earnings per share:
Share-based compensation plans	3,241,085	2,903,512	2,620,815
Weighted-average shares outstanding and assumed conversions	344,147,575	342,746,950	340,780,224
Basic earnings per share	$11.02	$7.96	$4.55
Diluted earnings per share	$10.92	$7.89	$4.52
Potential anti-dilutive share conversions	1,031,297	896,591	111,326

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years.

17. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally ACE management. ACE maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda (Borrower), the balance of which was $26 million and $27 million, at December 31, 2013 and 2012, respectively. The receivable is included in Other assets in the consolidated balance sheets. The Borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The Borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, we report the demand note at the lower of its principal value or the fair value of assets held by the Borrower to repay the loan, including the real estate properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2013 amounts below are based on estimates.

ACE's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2014 without prior approval totals $3.8 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2013, 2012, and 2011. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements were $14.5 billion and $14.3 billion for December 31, 2013 and 2012, respectively.

The combined statutory capital and surplus was $25.6 billion and $24.4 billion at December 31, 2013 and 2012, respectively. The combined statutory net income was $3.7 billion, $2.9 billion, and $1.9 billion for the years ended December 31, 2013, 2012, and 2011, respectively.

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on ACE's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $158 million and $161 million at December 31, 2013 and 2012, respectively.

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013, 2012, and 2011 for ACE Limited (Parent Guarantor) and ACE INA Holdings, Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

During the third quarter of 2013, we determined that the Subsidiary Issuer columns presented in the previously issued condensed consolidating financial information should be presented on the equity method of accounting rather than on a consolidated basis. Accordingly, we have revised the disclosure to correct the Condensed Consolidating Balance Sheet as of December 31, 2012, the Condensed Consolidating Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011, and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2012 and 2011. As a result of this revision to the Subsidiary Issuer condensed consolidating financial information, the assets and liabilities, revenues and expenses, and cash flows of the subsidiaries of ACE INA Holdings, Inc. (Subsidiary Issuer) are now presented in the Other ACE Limited Subsidiaries column on a combined basis. In addition, we revised the Consolidating Adjustments and Eliminations column to correctly include all intercompany eliminations. Previously, this column reflected only ACE Limited parent company intercompany eliminations. We also revised the Condensed Consolidating Balance Sheet as of December 31, 2012 and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2012 and 2011 to correct the presentation of negative cash associated with our affiliated notional cash pooling programs (Pools). In addition, certain items in the Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2012 and 2011 have been reclassified to conform to current period presentation. Also, the operating cash flows have been corrected to properly reflect certain intercompany transactions previously recorded in investing and financing cash flows for the years ended December 31, 2012 and 2011.

Total shareholders' equity and net income of the Subsidiary Issuer and Parent Guarantor were not impacted as a result of these revisions. The impact of the revisions was not material to the prior period consolidated financial statements taken as a whole. There was no impact on the consolidated amounts previously reported. The prior period condensed consolidating financial statements will be similarly revised as the information is presented in the first and second quarter Form 10-Q filings for 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2013

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$32	$10	$60,886	$—	$60,928
Cash(1)	—	16	748	(185)	579
Insurance and reinsurance balances receivable	—	—	5,835	(809)	5,026
Reinsurance recoverable on losses and loss expenses	—	—	20,057	(8,830)	11,227
Reinsurance recoverable on policy benefits	—	—	1,215	(997)	218
Value of business acquired	—	—	536	—	536
Goodwill and other intangible assets	—	—	5,404	—	5,404
Investments in subsidiaries	28,351	18,105	—	(46,456)	—
Due from subsidiaries and affiliates, net	844	—	—	(844)	—
Other assets	5	258	13,788	(3,459)	10,592
Total assets	$29,232	$18,389	$108,469	$(61,580)	$94,510
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,714	$(8,271)	$37,443
Unearned premiums	—	—	9,242	(1,703)	7,539
Future policy benefits	—	—	5,612	(997)	4,615
Due to (from) subsidiaries and affiliates, net	—	714	130	(844)	—
Affiliated notional cash pooling programs(1)	185	—	—	(185)	—
Short-term debt	—	500	1,401	—	1,901
Long-term debt	—	3,795	12	—	3,807
Trust preferred securities	—	309	—	—	309
Other liabilities	222	1,318	11,655	(3,124)	10,071
Total liabilities	407	6,636	73,766	(15,124)	65,685
Total shareholders’ equity	28,825	11,753	34,703	(46,456)	28,825
Total liabilities and shareholders’ equity	$29,232	$18,389	$108,469	$(61,580)	$94,510

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1f) for additional information. At December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2012 (Revised)

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$31	$14	$60,219	$—	$60,264
Cash(1)	103	2	859	(349)	615
Insurance and reinsurance balances receivable	—	—	4,742	(595)	4,147
Reinsurance recoverable on losses and loss expenses	—	—	20,935	(8,857)	12,078
Reinsurance recoverable on policy benefits	—	—	1,229	(988)	241
Value of business acquired	—	—	614	—	614
Goodwill and other intangible assets	—	—	4,975	—	4,975
Investments in subsidiaries	27,251	17,016	—	(44,267)	—
Due from subsidiaries and affiliates, net	204	—	—	(204)	—
Other assets	13	210	11,304	(1,916)	9,611
Total assets	$27,602	$17,242	$104,877	$(57,176)	$92,545
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,109	$(8,163)	$37,946
Unearned premiums	—	—	8,248	(1,384)	6,864
Future policy benefits	—	—	5,458	(988)	4,470
Due to subsidiaries and affiliates, net	—	68	136	(204)	—
Affiliated notional cash pooling programs(1)	—	349	—	(349)	—
Short-term debt	—	—	1,401	—	1,401
Long-term debt	—	3,347	13	—	3,360
Trust preferred securities	—	309	—	—	309
Other liabilities	71	1,195	11,219	(1,821)	10,664
Total liabilities	71	5,268	72,584	(12,909)	65,014
Total shareholders’ equity	27,531	11,974	32,293	(44,267)	27,531
Total liabilities and shareholders’ equity	$27,602	$17,242	$104,877	$(57,176)	$92,545

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,025	$—	$17,025
Net premiums earned	—	—	16,613	—	16,613
Net investment income	2	3	2,139	—	2,144
Equity in earnings of subsidiaries	3,580	942	—	(4,522)	—
Net realized gains (losses) including OTTI	—	(2)	506	—	504
Losses and loss expenses	—	—	9,348	—	9,348
Policy benefits	—	—	515	—	515
Policy acquisition costs and administrative expenses	60	19	4,791	—	4,870
Interest (income) expense	(32)	270	37	—	275
Other (income) expense	(221)	27	209	—	15
Income tax expense (benefit)	17	(108)	571	—	480
Net income	$3,758	$735	$3,787	$(4,522)	$3,758
Comprehensive income	$2,023	$(230)	$2,051	$(1,821)	$2,023

Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$16,075	$—	$16,075
Net premiums earned	—	—	15,677	—	15,677
Net investment income	1	3	2,177	—	2,181
Equity in earnings of subsidiaries	2,590	911	—	(3,501)	—
Net realized gains (losses) including OTTI	17	—	61	—	78
Losses and loss expenses	—	—	9,653	—	9,653
Policy benefits	—	—	521	—	521
Policy acquisition costs and administrative expenses	62	28	4,452	—	4,542
Interest (income) expense	(33)	235	48	—	250
Other (income) expense	(137)	9	122	—	(6)
Income tax expense (benefit)	10	(110)	370	—	270
Net income	$2,706	$752	$2,749	$(3,501)	$2,706
Comprehensive income	$3,682	$1,209	$3,724	$(4,933)	$3,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$9,466	$6,609	$—	$16,075
Net premiums earned	—	9,194	6,483	—	15,677
Net investment income	1	1,048	1,132	—	2,181
Equity in earnings of subsidiaries	2,590	—	—	(2,590)	—
Net realized gains (losses) including OTTI	17	121	(60)	—	78
Losses and loss expenses	—	6,211	3,442	—	9,653
Policy benefits	—	309	212	—	521
Policy acquisition costs and administrative expenses	62	2,564	1,916	—	4,542
Interest (income) expense	(33)	257	26	—	250
Other (income) expense	(137)	77	54	—	(6)
Income tax expense	10	193	67	—	270
Net income	$2,706	$752	$1,838	$(2,590)	$2,706
Comprehensive income	$3,682	$1,209	$1,381	$(2,590)	$3,682

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Year Ended December 31, 2011	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$15,372	$—	$15,372
Net premiums earned	—	—	15,387	—	15,387
Net investment income	2	2	2,238	—	2,242
Equity in earnings of subsidiaries	1,459	989	—	(2,448)	—
Net realized gains (losses) including OTTI	(4)	—	(791)	—	(795)
Losses and loss expenses	—	—	9,520	—	9,520
Policy benefits	—	—	401	—	401
Policy acquisition costs and administrative expenses	69	37	4,434	—	4,540
Interest (income) expense	(37)	266	21	—	250
Other (income) expense	(125)	21	185	—	81
Income tax expense (benefit)	10	(103)	595	—	502
Net income	$1,540	$770	$1,678	$(2,448)	$1,540
Comprehensive income	$1,857	$1,077	$1,994	$(3,071)	$1,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Year Ended December 31, 2011	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$9,081	$6,291	$—	$15,372
Net premiums earned	—	9,082	6,305	—	15,387
Net investment income	2	1,096	1,144	—	2,242
Equity in earnings of subsidiaries	1,459	—	—	(1,459)	—
Net realized gains (losses) including OTTI	(4)	62	(853)	—	(795)
Losses and loss expenses	—	5,889	3,631	—	9,520
Policy benefits	—	192	209	—	401
Policy acquisition costs and administrative expenses	69	2,561	1,910	—	4,540
Interest (income) expense	(37)	267	20	—	250
Other (income) expense	(125)	143	63	—	81
Income tax expense	10	418	74	—	502
Net income	$1,540	$770	$689	$(1,459)	$1,540
Comprehensive income	$1,857	$1,077	$382	$(1,459)	$1,857

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$970	$(107)	$3,984	$(825)	$4,022
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(21,504)	106	(21,398)
Purchases of fixed maturities held to maturity	—	—	(447)	—	(447)
Purchases of equity securities	—	—	(264)	—	(264)
Sales of fixed maturities available for sale	—	—	10,519	(106)	10,413
Sales of equity securities	—	—	142	—	142
Maturities and redemptions of fixed maturities available for sale	—	—	6,941	—	6,941
Maturities and redemptions of fixed maturities held to maturity	—	—	1,488	—	1,488
Net change in short-term investments	(1)	4	521	—	524
Net derivative instruments settlements	—	(1)	(470)	—	(471)
Acquisition of subsidiaries (net of cash acquired of $38)	—	—	(977)	—	(977)
Capital contribution	(133)	(1,097)	—	1,230	—
Other	—	(4)	(389)	—	(393)
Net cash flows used for investing activities	(134)	(1,098)	(4,440)	1,230	(4,442)
Cash flows from financing activities
Dividends paid on Common Shares	(517)	—	—	—	(517)
Common Shares repurchased	—	—	(287)	—	(287)
Net proceeds from issuance of long-term debt	—	947	—	—	947
Proceeds from share-based compensation plans, including windfall tax benefits	14	—	121	—	135
Advances (to) from affiliates	(621)	621	—	—	—
Dividends to parent company	—	—	(825)	825	—
Capital contribution	—	—	1,230	(1,230)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	185	(349)	—	164	—
Other	—	—	113	—	113
Net cash flows (used for) from financing activities	(939)	1,219	352	(241)	391
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net (decrease) increase in cash	(103)	14	(111)	164	(36)
Cash – beginning of year(1)	103	2	859	(349)	615
Cash – end of year(1)	$—	$16	$748	$(185)	$579

(1)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2013 and December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (Revised)

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$573	$296	$3,876	$(750)	$3,995
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(24,076)	115	(23,961)
Purchases of fixed maturities held to maturity	—	—	(388)	—	(388)
Purchases of equity securities	—	—	(135)	—	(135)
Sales of fixed maturities available for sale	—	—	14,884	(115)	14,769
Sales of equity securities	—	—	119	—	119
Maturities and redemptions of fixed maturities available for sale	—	—	5,523	—	5,523
Maturities and redemptions of fixed maturities held to maturity	—	—	1,451	—	1,451
Net change in short-term investments	—	(4)	121	—	117
Net derivative instruments settlements	(1)	—	(280)	—	(281)
Capital contribution	—	(352)	(90)	442	—
Acquisition of subsidiaries (net of cash acquired of $8)	—	—	(98)	—	(98)
Other	—	(33)	(522)	—	(555)
Net cash flows used for investing activities	(1)	(389)	(3,491)	442	(3,439)
Cash flows from financing activities
Dividends paid on Common Shares	(815)	—	—	—	(815)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	—	150	—	150
Proceeds from share-based compensation plans, including windfall tax benefits	34	—	92	—	126
Advances from (to) affiliates	206	(201)	(5)	—	—
Dividends to parent company	—	—	(750)	750	—
Capital contribution	—	90	352	(442)	—
Net proceeds from affiliated notional cash pooling programs(1)	—	201	—	(201)	—
Net cash flows (used for) from financing activities	(575)	90	(172)	107	(550)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Net increase (decrease) in cash	(3)	(3)	208	(201)	1
Cash – beginning of year(1)	106	5	651	(148)	614
Cash – end of year(1)	$103	$2	$859	$(349)	$615

(1)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2012 and December 31, 2011, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (As previously reported)

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$781	$1,744	$1,920	$(450)	$3,995
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(11,843)	(12,001)	—	(23,844)
Purchases of fixed maturities held to maturity	—	(384)	(4)	—	(388)
Purchases of equity securities	—	(70)	(65)	—	(135)
Sales of fixed maturities available for sale	—	7,347	7,422	—	14,769
Sales of equity securities	—	59	60	—	119
Maturities and redemptions of fixed maturities available for sale	—	2,759	2,764	—	5,523
Maturities and redemptions of fixed maturities held to maturity	—	1,045	406	—	1,451
Net derivative instruments settlements	(1)	(6)	(274)	—	(281)
Capital contribution	—	—	(90)	90	—
Advances from (to) affiliates	(2)	—	—	2	—
Acquisition of subsidiaries (net of cash acquired of $8)	—	(111)	13	—	(98)
Other	—	(395)	(160)	—	(555)
Net cash flows used for investing activities	(3)	(1,599)	(1,929)	92	(3,439)
Cash flows from financing activities
Dividends paid on Common Shares	(815)	—	—	—	(815)
Common Shares repurchased	—	—	(11)	—	(11)
Net proceeds from issuance of short-term debt	—	1	149	—	150
Proceeds from share-based compensation plans, including windfall tax benefits	34	13	79	—	126
Advances (to) from affiliates	—	(105)	107	(2)	—
Dividends to parent company	—	—	(450)	450	—
Capital contribution	—	90	—	(90)	—
Net cash flows used for financing activities	(781)	(1)	(126)	358	(550)
Effect of foreign currency rate changes on cash and cash equivalents	—	(11)	6	—	(5)
Net increase (decrease) in cash	(3)	133	(129)	—	1
Cash – beginning of year	106	382	126	—	614
Cash – end of year(3)	$103	$515	$(3)	$—	$615

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (Revised)

For the Year Ended December 31, 2011	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$831	$1,221	$3,455	$(2,037)	$3,470
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(24,601)	323	(24,278)
Purchases of fixed maturities held to maturity	—	—	(340)	—	(340)
Purchases of equity securities	—	—	(309)	—	(309)
Sales of fixed maturities available for sale	—	—	18,294	(323)	17,971
Sales of equity securities	—	—	376	—	376
Maturities and redemptions of fixed maturities available for sale	—	—	3,720	—	3,720
Maturities and redemptions of fixed maturities held to maturity	—	—	1,279	—	1,279
Net change in short-term investments	9	—	(309)	—	(300)
Net derivative instruments settlements	(3)	—	(64)	—	(67)
Capital contribution	(385)	(581)	—	966	—
Acquisition of subsidiaries (net of cash acquired of $91)	—	(76)	(530)	—	(606)
Other	—	(19)	(463)	—	(482)
Net cash flows used for investing activities	(379)	(676)	(2,947)	966	(3,036)
Cash flows from financing activities
Dividends paid on Common Shares	(459)	—	—	—	(459)
Common Shares repurchased	—	—	(195)	—	(195)
Net proceeds from issuance (repayments) of short-term debt	(300)	—	250	—	(50)
Proceeds from share-based compensation plans, including windfall tax benefits	133	—	6	—	139
Advances from (to) affiliates	(28)	(721)	749	—	—
Dividends to parent company	—	—	(2,037)	2,037	—
Capital contribution	—	—	966	(966)	—
Net proceeds from affiliated notional cash pooling programs(1)	—	148	—	(148)	—
Net cash flows used for financing activities	(654)	(573)	(261)	923	(565)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(27)	—	(27)
Net increase (decrease) in cash	(202)	(28)	220	(148)	(158)
Cash – beginning of year(1)	308	33	431	—	772
Cash – end of year(1)	$106	$5	$651	$(148)	$614

(1)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2011 and December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (As previously reported)

For the Year Ended December 31, 2011	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$762	$1,053	$2,395	$(740)	$3,470
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(12,203)	(12,375)	—	(24,578)
Purchases of fixed maturities held to maturity	—	(338)	(2)	—	(340)
Purchases of equity securities	—	(157)	(152)	—	(309)
Sales of fixed maturities available for sale	9	9,718	8,244	—	17,971
Sales of equity securities	—	354	22	—	376
Maturities and redemptions of fixed maturities available for sale	—	1,784	1,936	—	3,720
Maturities and redemptions of fixed maturities held to maturity	—	933	346	—	1,279
Net derivative instruments settlements	(3)	(24)	(40)	—	(67)
Capital contribution	(385)	—	—	385	—
Advances from (to) affiliates	41	—	—	(41)	—
Acquisition of subsidiaries (net of cash acquired of $91)	—	(569)	(37)	—	(606)
Other	—	(420)	(62)	—	(482)
Net cash flows used for investing activities	(338)	(922)	(2,120)	344	(3,036)
Cash flows from financing activities
Dividends paid on Common Shares	(459)	—	—	—	(459)
Common Shares repurchased	—	—	(195)	—	(195)
Net proceeds from (repayments) issuance of short-term debt	(300)	(150)	400	—	(50)
Net proceeds from share-based compensation plans, including windfall tax benefits	133	3	3	—	139
Advances from (to) affiliates	—	(149)	108	41	—
Dividends to parent company	—	—	(740)	740	—
Capital contribution	—	—	385	(385)	—
Net cash flows used for financing activities	(626)	(296)	(39)	396	(565)
Effect of foreign currency rate changes on cash and cash equivalents	—	(26)	(1)	—	(27)
Net increase (decrease) in cash	(202)	(191)	235	—	(158)
Cash – beginning of year(3)	308	573	(109)	—	772
Cash – end of year	$106	$382	$126	$—	$614

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

(3)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2010, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

20. Condensed unaudited quarterly financial data

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2013	2013	2013	2013
Net premiums earned	$3,573	$4,067	$4,610	$4,363
Net investment income	531	534	522	557
Net realized gains (losses) including OTTI	206	104	40	154	(1)
Total revenues	$4,310	$4,705	$5,172	$5,074
Losses and loss expenses	$1,926	$2,250	$2,655	$2,517
Policy benefits	$131	$110	$138	$136
Net income	$953	$891	$916	$998
Basic earnings per share	$2.80	$2.61	$2.68	$2.93
Diluted earnings per share	$2.77	$2.59	$2.66	$2.90

(1)	Includes a realized gain of $92 million for an out-of-period adjustment related to guaranteed living benefits. Refer to Note 4 a) for additional information.

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2012	2012	2012	2012
Net premiums earned	$3,381	$3,783	$4,665	$3,848
Net investment income	544	537	533	567
Net realized gains (losses) including OTTI	260	(394)	(60)	272
Total revenues	$4,185	$3,926	$5,138	$4,687
Losses and loss expenses	$1,804	$2,119	$3,047	$2,683
Policy benefits	$147	$102	$130	$142
Net income	$973	$328	$640	$765
Basic earnings per share	$2.87	$0.96	$1.88	$2.24
Diluted earnings per share	$2.84	$0.96	$1.86	$2.22

SCHEDULE I
ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2013 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$2,946	$2,949	$2,949
Foreign	14,336	14,591	14,591
Corporate securities	16,825	17,470	17,470
Mortgage-backed securities	10,937	10,894	10,894
States, municipalities, and political subdivisions	3,362	3,350	3,350
Total fixed maturities available for sale	48,406	49,254	49,254
Fixed maturities held to maturity
U.S. Treasury and agency	820	832	820
Foreign	864	897	864
Corporate securities	1,922	2,005	1,922
Mortgage-backed securities	1,341	1,379	1,341
States, municipalities, and political subdivisions	1,151	1,150	1,151
Total fixed maturities held to maturity	6,098	6,263	6,098
Equity securities
Industrial, miscellaneous, and all other	841	837	837
Short-term investments	1,763	1,763	1,763
Other investments	2,671	2,976	2,976
	4,434	4,739	4,739
Total investments - other than investments in related parties	$59,779	$61,093	$60,928

SCHEDULE II
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2013	2012
Assets
Investments in subsidiaries and affiliates on equity basis	$28,351	$27,251
Short-term investments	2	1
Other investments, at cost	30	30
Total investments	28,383	27,282
Cash	—	103
Due from subsidiaries and affiliates, net	844	204
Other assets	5	13
Total assets	$29,232	$27,602
Liabilities
Affiliated notional cash pooling programs(1)	$185	$—
Accounts payable, accrued expenses, and other liabilities	222	71
Total liabilities	407	71
Shareholders' equity
Common Shares	8,899	9,591
Common Shares in treasury	(255)	(159)
Additional paid-in capital	5,238	5,179
Retained earnings	13,791	10,033
Accumulated other comprehensive income	1,152	2,887
Total shareholders' equity	28,825	27,531
Total liabilities and shareholders' equity	$29,232	$27,602

(1) ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1f) for additional information. At December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012	2011
Revenues
Investment income, including interest income	$34	$34	$39
Equity in net income of subsidiaries and affiliates	3,580	2,590	1,459
Net realized gains (losses)	—	17	(4)
	3,614	2,641	1,494
Expenses
Administrative and other (income) expense	(161)	(75)	(56)
Income tax expense	17	10	10
	(144)	(65)	(46)
Net income	$3,758	$2,706	$1,540
Comprehensive income	$2,023	$3,682	$1,857

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2013	2012(1)	2011(1)
Net cash flows from operating activities(2)	$970	$573	$831
Cash flows from investing activities
Net change in short-term investments	(1)	—	9
Net derivative instruments settlements	—	(1)	(3)
Capital contribution	(133)	—	(385)
Net cash flows used for investing activities	(134)	(1)	(379)
Cash flows from financing activities
Dividends paid on Common Shares	(517)	(815)	(459)
Net repayments of short-term debt	—	—	(300)
Proceeds from share-based compensation plans	14	34	133
Advances (to) from affiliates	(621)	206	(28)
Net proceeds from affiliated notional cash pooling programs(3)	185	—	—
Net cash flows used for financing activities	(939)	(575)	(654)
Net decrease in cash	(103)	(3)	(202)
Cash – beginning of year	103	106	308
Cash – end of year	$—	$103	$106

(1) Certain items in the Condensed Statements of Cash Flows for the years ended December 31, 2012 and 2011 have been revised. Refer to Note 19 to the Consolidated Financial Statements for additional information.

(2) Includes cash dividends received from subsidiaries of $825 million, $450 million, and $740 million in 2013, 2012, and 2011, respectively.
(3) ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1f) for additional information. At December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV
ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2013, 2012, and 2011 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2013	$18,856	$5,722	$3,479	$16,613	21%
2012	$17,802	$5,427	$3,302	$15,677	21%
2011	$17,534	$5,496	$3,349	$15,387	22%

SCHEDULE VI
ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2013, 2012, and 2011 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2013	$1,865	$26,831	$7,539	$15,708	$1,977	$9,878	$(530)	$2,447	$8,977	$16,069
2012	$1,757	$26,547	$6,864	$14,764	$2,018	$10,132	$(479)	$2,254	$9,219	$15,107
2011	$1,512	$25,875	$6,334	$14,523	$2,107	$10,076	$(556)	$2,291	$8,866	$14,455