Form 10-Q
period 2014-03-31
ACE Ltd
filed 2014-05-02
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 26.59 par value) outstanding as of April 18, 2014 was 337,700,207.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2014	2013
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $48,282 and $48,406)	$49,611	$49,254
(includes hybrid financial instruments of $319 and $302)
Fixed maturities held to maturity, at amortized cost (fair value – $6,080 and $6,263)	5,887	6,098
Equity securities, at fair value (cost – $845 and $841)	851	837
Short-term investments, at fair value and amortized cost	2,526	1,763
Other investments (cost – $2,823 and $2,671)	3,170	2,976
Total investments	62,045	60,928
Cash	847	579
Securities lending collateral	1,550	1,632
Accrued investment income	553	556
Insurance and reinsurance balances receivable	4,761	5,026
Reinsurance recoverable on losses and loss expenses	10,755	11,227
Reinsurance recoverable on policy benefits	222	218
Deferred policy acquisition costs	2,402	2,313
Value of business acquired	517	536
Goodwill and other intangible assets	5,382	5,404
Prepaid reinsurance premiums	1,721	1,675
Deferred tax assets	516	616
Investments in partially-owned insurance companies (cost – $463 and $467)	466	470
Other assets	3,442	3,330
Total assets	$95,179	$94,510
Liabilities
Unpaid losses and loss expenses	$36,866	$37,443
Unearned premiums	7,791	7,539
Future policy benefits	4,632	4,615
Insurance and reinsurance balances payable	3,734	3,628
Securities lending payable	1,551	1,633
Accounts payable, accrued expenses, and other liabilities	5,218	4,810
Short-term debt	1,901	1,901
Long-term debt	3,808	3,807
Trust preferred securities	309	309
Total liabilities	65,810	65,685
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 26.59 and CHF 27.04 par value; 342,832,412 shares issued; 337,974,644 and 339,793,935 shares outstanding)	8,724	8,899
Common Shares in treasury (4,857,768 and 3,038,477 shares)	(443)	(255)
Additional paid-in capital	5,037	5,238
Retained earnings	14,525	13,791
Accumulated other comprehensive income (AOCI)	1,526	1,152
Total shareholders’ equity	29,369	28,825
Total liabilities and shareholders’ equity	$95,179	$94,510
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2014	2013
Revenues
Net premiums written	$4,185	$3,798
Increase in unearned premiums	(215)	(225)
Net premiums earned	3,970	3,573
Net investment income	553	531
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(12)	(3)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	—
Net OTTI losses recognized in income	(11)	(3)
Net realized gains (losses) excluding OTTI losses	(93)	209
Total net realized gains (losses) (includes $6 and $35 of net unrealized gains reclassified from AOCI)	(104)	206
Total revenues	4,419	4,310
Expenses
Losses and loss expenses	2,161	1,926
Policy benefits	114	131
Policy acquisition costs	728	614
Administrative expenses	535	514
Interest expense	71	60
Other (income) expense	(17)	(10)
Total expenses	3,592	3,235
Income before income tax	827	1,075
Income tax expense (includes $(3) and $5 income tax (benefit) expense from reclassification of unrealized gains)	93	122
Net income	$734	$953
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$519	$(116)
Reclassification adjustment for net realized gains included in net income	(6)	(35)
	513	(151)
Change in:
Cumulative translation adjustment	(33)	(211)
Pension liability	(8)	22
Other comprehensive income (loss), before income tax	472	(340)
Income tax (expense) benefit related to OCI items	(98)	103
Other comprehensive income (loss)	374	(237)
Comprehensive income	$1,108	$716
Earnings per share
Basic earnings per share	$2.16	$2.80
Diluted earnings per share	$2.14	$2.77
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Common Shares
Balance – beginning of period	$8,899	$9,591
Dividends declared on Common Shares – par value reduction	(175)	(168)
Balance – end of period	8,724	9,423
Common Shares in treasury
Balance – beginning of period	(255)	(159)
Common Shares repurchased	(332)	(154)
Net shares redeemed under employee share-based compensation plans	144	101
Balance – end of period	(443)	(212)
Additional paid-in capital
Balance – beginning of period	5,238	5,179
Net shares redeemed under employee share-based compensation plans	(154)	(114)
Exercise of stock options	(18)	(12)
Share-based compensation expense and other	52	42
Funding of dividends declared to Retained earnings	(81)	—
Balance – end of period	5,037	5,095
Retained earnings
Balance – beginning of period	13,791	10,033
Net income	734	953
Funding of dividends declared from Additional paid-in capital	81	—
Dividends declared on Common Shares	(81)	—
Balance – end of period	14,525	10,986
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,174	2,633
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $(90) and $51	429	(65)
Amounts reclassified from AOCI, net of income tax (expense) benefit of $(3) and $5	(9)	(30)
Change in period, net of income tax (expense) benefit of $(93) and $56	420	(95)
Balance – end of period	1,594	2,538
Cumulative translation adjustment
Balance – beginning of period	63	339
Change in period, net of income tax (expense) benefit of $(8) and $55	(41)	(156)
Balance – end of period	22	183
Pension liability adjustment
Balance – beginning of period	(85)	(85)
Change in period, net of income tax (expense) benefit of $3 and $(8)	(5)	14
Balance – end of period	(90)	(71)
Accumulated other comprehensive income	1,526	2,650
Total shareholders’ equity	$29,369	$27,942
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Cash flows from operating activities
Net income	$734	$953
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	104	(206)
Amortization of premiums/discounts on fixed maturities	53	66
Deferred income taxes	—	35
Unpaid losses and loss expenses	(598)	(505)
Unearned premiums	270	267
Future policy benefits	56	44
Insurance and reinsurance balances payable	112	(41)
Accounts payable, accrued expenses, and other liabilities	(64)	144
Income taxes payable	15	29
Insurance and reinsurance balances receivable	264	(45)
Reinsurance recoverable on losses and loss expenses	478	435
Reinsurance recoverable on policy benefits	(2)	10
Deferred policy acquisition costs	(99)	(121)
Prepaid reinsurance premiums	(52)	(58)
Other	(21)	(94)
Net cash flows from operating activities	1,250	913
Cash flows from investing activities
Purchases of fixed maturities available for sale	(3,522)	(5,446)
Purchases of to be announced mortgage-backed securities	—	(19)
Purchases of fixed maturities held to maturity	(30)	(142)
Purchases of equity securities	(37)	(107)
Sales of fixed maturities available for sale	2,208	2,745
Sales of to be announced mortgage-backed securities	—	19
Sales of equity securities	27	31
Maturities and redemptions of fixed maturities available for sale	1,550	2,016
Maturities and redemptions of fixed maturities held to maturity	212	491
Net change in short-term investments	(765)	(687)
Net derivative instruments settlements	(96)	(279)
Acquisition of subsidiaries	—	(33)
Other	(50)	(55)
Net cash flows used for investing activities	(503)	(1,466)
Cash flows from financing activities
Dividends paid on Common Shares	(214)	(2)
Common Shares repurchased	(335)	(154)
Proceeds from issuance of long-term debt	—	947
Proceeds from issuance of short-term debt	426	659
Repayment of short-term debt	(426)	(658)
Proceeds from share-based compensation plans, including windfall tax benefits	40	21
Other	37	—
Net cash flows (used for) from financing activities	(472)	813
Effect of foreign currency rate changes on cash and cash equivalents	(7)	(20)
Net increase in cash	268	240
Cash – beginning of period	579	615
Cash – end of period	$847	$855
Supplemental cash flow information
Taxes paid	$60	$43
Interest paid	$51	$31
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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Form 10-K.

2. Acquisitions

The Siam Commercial Samaggi Insurance PCL
On April 28, 2014, we and our local partner acquired 60.9 percent of The Siam Commercial Samaggi Insurance PCL (Samaggi), a general insurance company in Thailand, from Siam Commercial Bank.  In compliance with Thai regulations, we and our local partner will make a mandatory tender offer for the remaining 39.1 percent ownership of Samaggi for the same share purchase price during the second quarter of 2014.  The implied purchase price for 100 percent of the company, at current exchange rates, is approximately $190 million in cash.

Fianzas Monterrey
On April 1, 2013, we acquired Fianzas Monterrey, a leading surety lines company in Mexico offering administrative performance bonds primarily to clients in the construction and industrial sectors, for approximately $293 million in cash. This acquisition greatly expanded our global franchise in the surety business and enhanced our existing commercial lines and personal accident insurance business in Mexico.

The acquisition generated $137 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $73 million, based on ACE's purchase price allocation. The other intangible assets primarily relate to customer lists. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

ABA Seguros
On May 2, 2013, we acquired ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages for approximately $690 million in cash.

The acquisition generated $285 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $140 million based on ACE’s purchase price allocation. The other intangible assets primarily relate to distribution channels. Amortization of other intangible assets is included in Other (income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

3. Investments

a) Fixed maturities

March 31, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,939	$68	$(37)	$2,970	$—
Foreign	14,155	441	(65)	14,531	(1)
Corporate securities	16,873	883	(71)	17,685	(6)
Mortgage-backed securities	10,916	210	(155)	10,971	(27)
States, municipalities, and political subdivisions	3,399	95	(40)	3,454	—
	$48,282	$1,697	$(368)	$49,611	$(34)
Held to maturity
U.S. Treasury and agency	$777	$17	$(4)	$790	$—
Foreign	837	37	—	874	—
Corporate securities	1,876	89	—	1,965	—
Mortgage-backed securities	1,265	41	—	1,306	—
States, municipalities, and political subdivisions	1,132	23	(10)	1,145	—
	$5,887	$207	$(14)	$6,080	$—

December 31, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,946	$62	$(59)	$2,949	$—
Foreign	14,336	377	(122)	14,591	—
Corporate securities	16,825	777	(132)	17,470	(6)
Mortgage-backed securities	10,937	184	(227)	10,894	(34)
States, municipalities, and political subdivisions	3,362	65	(77)	3,350	—
	$48,406	$1,465	$(617)	$49,254	$(40)
Held to maturity
U.S. Treasury and agency	$820	$16	$(4)	$832	$—
Foreign	864	33	—	897	—
Corporate securities	1,922	83	—	2,005	—
Mortgage-backed securities	1,341	39	(1)	1,379	—
States, municipalities, and political subdivisions	1,151	16	(17)	1,150	—
	$6,098	$187	$(22)	$6,263	$—

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three months ended March 31, 2014 and 2013, $4 million and $24 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At March 31, 2014 and December 31, 2013, AOCI includes cumulative net unrealized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

depreciation of $2 million and $4 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 6 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 82 percent and 83 percent, of the total mortgage-backed securities at March 31, 2014 and December 31, 2013, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2014		2013
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,504	$2,528	$2,387	$2,411
Due after 1 year through 5 years	14,199	14,713	14,139	14,602
Due after 5 years through 10 years	15,947	16,460	16,200	16,535
Due after 10 years	4,716	4,939	4,743	4,812
	37,366	38,640	37,469	38,360
Mortgage-backed securities	10,916	10,971	10,937	10,894
	$48,282	$49,611	$48,406	$49,254
Held to maturity
Due in 1 year or less	$539	$547	$401	$405
Due after 1 year through 5 years	2,419	2,503	2,284	2,363
Due after 5 years through 10 years	1,304	1,345	1,686	1,723
Due after 10 years	360	379	386	393
	4,622	4,774	4,757	4,884
Mortgage-backed securities	1,265	1,306	1,341	1,379
	$5,887	$6,080	$6,098	$6,263

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	March 31	December 31
(in millions of U.S. dollars)	2014	2013
Cost	$845	$841
Gross unrealized appreciation	64	63
Gross unrealized depreciation	(58)	(67)
Fair value	$851	$837

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

Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. ACE developed projected cash flows for corporate securities using market observable data, issuer-specific information, and credit ratings. We use historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. Consistent with management's approach, ACE assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody's historical mean recovery rate of 42 percent. We believe that use of a default assumption in excess of the historical mean is conservative in light of current market conditions.

For the three months ended March 31, 2014 and 2013, credit losses recognized in Net income for corporate securities were $4 million and $1 million, respectively.

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

For the three months ended March 31, 2014 and 2013, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Fixed maturities:
OTTI on fixed maturities, gross	$(6)	$(1)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	—
OTTI on fixed maturities, net	(5)	(1)
Gross realized gains excluding OTTI	36	62
Gross realized losses excluding OTTI	(20)	(25)
Total fixed maturities	11	36
Equity securities:
OTTI on equity securities	(6)	(1)
Gross realized gains excluding OTTI	2	2
Gross realized losses excluding OTTI	(1)	(2)
Total equity securities	(5)	(1)
OTTI on other investments	—	(1)
Foreign exchange gains (losses)	(9)	76
Investment and embedded derivative instruments	(25)	18
Fair value adjustments on insurance derivative	(48)	328
S&P put options and futures	(19)	(250)
Other derivative instruments	(2)	—
Other	(7)	—
Net realized gains (losses)	$(104)	$206

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Balance of credit losses related to securities still held – beginning of period	$37	$43
Additions where no OTTI was previously recorded	2	—
Additions where an OTTI was previously recorded	2	1
Reductions for securities sold during the period	(6)	(9)
Balance of credit losses related to securities still held – end of period	$35	$35

d) Gross unrealized loss
At March 31, 2014, there were 4,540 fixed maturities out of a total of 24,991 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. There were 58 equity securities out of a total of 186 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $54 million. Fixed maturities in an unrealized loss position at March 31, 2014, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. Equity securities in an unrealized loss position at March 31, 2014, included foreign fixed income securities held in a commingled fund structure for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,609	$(37)	$33	$(4)	$1,642	$(41)
Foreign	2,988	(56)	259	(9)	3,247	(65)
Corporate securities	2,940	(58)	211	(13)	3,151	(71)
Mortgage-backed securities	4,367	(130)	398	(25)	4,765	(155)
States, municipalities, and political subdivisions	1,575	(39)	189	(11)	1,764	(50)
Total fixed maturities	13,479	(320)	1,090	(62)	14,569	(382)
Equity securities	496	(58)	—	—	496	(58)
Other investments	65	(5)	—	—	65	(5)
Total	$14,040	$(383)	$1,090	$(62)	$15,130	$(445)

	0 – 12 Months		Over 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,794	$(57)	$31	$(6)	$1,825	$(63)
Foreign	4,621	(114)	201	(8)	4,822	(122)
Corporate securities	3,836	(118)	194	(14)	4,030	(132)
Mortgage-backed securities	5,248	(197)	384	(31)	5,632	(228)
States, municipalities, and political subdivisions	2,164	(90)	84	(4)	2,248	(94)
Total fixed maturities	17,663	(576)	894	(63)	18,557	(639)
Equity securities	498	(67)	—	—	498	(67)
Other investments	67	(9)	—	—	67	(9)
Total	$18,228	$(652)	$894	$(63)	$19,122	$(715)

e) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2014 and December 31, 2013, are investments, primarily fixed maturities, totaling $16.5 billion and $16.3 billion, respectively, and cash of $98 million and $162 million, respectively.

The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2014	2013
Trust funds	$11,385	$11,315
Deposits with non-U.S. regulatory authorities	1,962	1,970
Assets pledged under repurchase agreements	1,452	1,435
Deposits with U.S. regulatory authorities	1,334	1,334
Other pledged assets	420	391
	$16,553	$16,445

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

We use pricing services to obtain fair value measurements for the majority of our investment securities. Based on management’s understanding of the methodologies used, these pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by the pricing services, all applicable investments have been valued in accordance with GAAP. We do not adjust prices obtained from pricing services. The following is a description of the valuation techniques and inputs used to determine fair values for financial instruments carried at fair value, as well as the general classification of such financial instruments pursuant to the valuation hierarchy.

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change, or some market inputs may not be relevant. Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in
Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three months ended March 31, 2014, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with an unfavorable net income impact of approximately $3 million. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2013 Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

March 31, 2014	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,709	$1,261	$—	$2,970
Foreign	233	14,272	26	14,531
Corporate securities	—	17,534	151	17,685
Mortgage-backed securities	—	10,963	8	10,971
States, municipalities, and political subdivisions	—	3,454	—	3,454
	1,942	47,484	185	49,611
Equity securities	380	469	2	851
Short-term investments	1,590	936	—	2,526
Other investments	314	245	2,611	3,170
Securities lending collateral	—	1,550	—	1,550
Investment derivative instruments	8	—	—	8
Other derivative instruments	7	—	—	7
Separate account assets	1,193	83	—	1,276
Total assets measured at fair value	$5,434	$50,767	$2,798	$58,999
Liabilities:
Investment derivative instruments	$6	$—	$—	$6
Other derivative instruments	12	2	—	14
GLB(1)	—	—	243	243
Total liabilities measured at fair value	$18	$2	$243	$263

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

During the three months ended March 31, 2014, there were no transfers from Level 1 to Level 2 or Level 2 to Level 1.
There were $13 million of transfers from Level 1 to Level 2 and no transfers from Level 2 to Level 1 during the three months ended March 31, 2013.

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at March 31, 2014 and December 31, 2013 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At March 31, 2014 and December 31, 2013, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2014		2013
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$271	$122	$256	$129
Real estate	3 to 9 Years	319	63	322	92
Distressed	6 to 9 Years	243	169	180	230
Mezzanine	6 to 9 Years	290	235	276	252
Traditional	3 to 8 Years	882	414	813	456
Vintage	1 to 3 Years	12	—	13	—
Investment funds	Not Applicable	440	—	428	—
		$2,457	$1,003	$2,288	$1,159

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	March 31, 2014	December 31, 2013
GLB(1)	$243	$193	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
March 31, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$44	$166	$8	$4	$7	$2,440	$193
Transfers into Level 3	—	4	—	—	—	—	—
Transfers out of Level 3	(18)	(22)	—	(2)	(7)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	—	—	1	—	41	—
Net Realized Gains/Losses	—	—	—	—	—	—	50
Purchases	2	15	—	1	—	200	—
Sales	(1)	(6)	—	(2)	—	(1)	—
Settlements	—	(6)	—	—	—	(69)	—
Balance–End of Period	$26	$151	$8	$2	$—	$2,611	$243
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$50

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.0 billion at March 31, 2013, and $1.4 billion at December 31, 2012, which includes a fair value derivative adjustment of $753 million and $1.1 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$595	$195	$—	$790	$777
Foreign	—	874	—	874	837
Corporate securities	—	1,949	16	1,965	1,876
Mortgage-backed securities	—	1,306	—	1,306	1,265
States, municipalities, and political subdivisions	—	1,145	—	1,145	1,132
	595	5,469	16	6,080	5,887
Partially-owned insurance companies	—	—	466	466	466
Total assets	$595	$5,469	$482	$6,546	$6,353
Liabilities:
Short-term debt	$—	$1,907	$—	$1,907	$1,901
Long-term debt	—	4,139	—	4,139	3,808
Trust preferred securities	—	452	—	452	309
Total liabilities	$—	$6,498	$—	$6,498	$6,018

December 31, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$596	$236	$—	$832	$820
Foreign	—	897	—	897	864
Corporate securities	—	1,990	15	2,005	1,922
Mortgage-backed securities	—	1,379	—	1,379	1,341
States, municipalities, and political subdivisions	—	1,150	—	1,150	1,151
	596	5,652	15	6,263	6,098
Partially-owned insurance companies	—	—	470	470	470
Total assets	$596	$5,652	$485	$6,733	$6,568
Liabilities:
Short-term debt	$—	$1,913	$—	$1,913	$1,901
Long-term debt	—	4,088	—	4,088	3,807
Trust preferred securities	—	438	—	438	309
Total liabilities	$—	$6,439	$—	$6,439	$6,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
GMDB
Net premiums earned	$19	$20
Policy benefits and other reserve adjustments	$15	$19
GLB
Net premiums earned	$36	$39
Policy benefits and other reserve adjustments	9	9
Net realized gains (losses)	(50)	369
Gain (loss) recognized in income	$(23)	$399
Net cash received	$33	$32
Net (increase) decrease in liability	$(56)	$367

At March 31, 2014, reported liabilities for GMDB and GLB reinsurance were $104 million and $483 million, respectively, compared with $100 million and $427 million, respectively, at December 31, 2013. The reported liability for GLB reinsurance of $483 million at March 31, 2014, and $427 million at December 31, 2013, includes a fair value derivative adjustment of $243 million and $193 million, respectively. Included in Net realized gains (losses) in the table above are gains (losses) related to foreign exchange and other fair value derivative adjustments. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At March 31, 2014 and December 31, 2013, the net amount at risk from reinsurance programs covering the GMDB risk only was $645 million and $586 million, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2014 and December 31, 2013, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 percent and 2.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at March 31, 2014 was approximately $666 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At March 31, 2014 and December 31, 2013, the net amount at risk from reinsurance programs covering the GLB risk only was $163 million and $136 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2014 and December 31, 2013, respectively);

•	there are no deaths, lapses, or withdrawals;

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

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At both March 31, 2014 and December 31, 2013, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $73 million.

At March 31, 2014 and December 31, 2013, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $158 million and $141 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (March 31, 2014 and December 31, 2013, respectively);

•	there are no lapses, or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at March 31, 2014 was approximately $93 million.

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

In relation to certain debt issuances, ACE from time to time enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At March 31, 2014, ACE had no in-force interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2014			December 31, 2013
	Consolidated Balance Sheet Location(1)	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$2	$(4)	$1,469	$3	$(4)	$1,202
Cross-currency swaps	OA / (AP)	—	—	50	—	—	50
Futures contracts on money market instruments	OA / (AP)	4	—	3,910	3	—	3,910
Futures contracts on notes and bonds	OA / (AP)	2	(2)	903	13	(2)	871
Convertible bonds	FM AFS	319	—	272	302	—	254
		$327	$(6)	$6,604	$321	$(6)	$6,287
Other derivative instruments
Futures contracts on equities(2)	OA / (AP)	$—	$(12)	$1,453	$—	$(60)	$1,692
Options on equity market indices(2)	OA / (AP)	—	—	250	6	—	250
Other	OA / (AP)	7	(2)	64	—	(2)	8
		$7	$(14)	$1,767	$6	$(62)	$1,950
GLB(3)	(AP) / (FPB)	$—	$(483)	$321	$—	$(427)	$277

(1)	Other assets (OA), Fixed maturities available for sale (FM AFS)

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2014 and December 31, 2013, derivative liabilities of $10 million and $41 million, respectively, included in the table above were subject to a master netting agreement.  The remaining derivatives included in the table above were not subject to a master netting agreement.

At both March 31, 2014 and December 31, 2013, our repurchase obligations of $1,401 million were fully collateralized.  At March 31, 2014 and December 31, 2013, our securities lending payable was $1,551 million and $1,633 million, respectively, and our securities lending collateral was $1,550 million and $1,632 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Investment and embedded derivative instruments
Foreign currency forward contracts	$(3)	$5
All other futures contracts and options	(22)	7
Convertible bonds	—	6
Total investment and embedded derivative instruments	$(25)	$18
GLB and other derivative instruments
GLB(1)	$(48)	$328
Futures contracts on equities(2)	(17)	(237)
Options on equity market indices(2)	(2)	(13)
Other	(2)	—
Total GLB and other derivative instruments	$(69)	$78
	$(94)	$96

(1)	Excludes foreign exchange gains (losses) related to GLB.

(2)	Related to GMDB and GLB blocks of business.

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

Other
Included within Other are derivatives intended to reduce potential losses which may arise from certain exposures in our insurance business.  The economic benefit provided by these derivatives is similar to purchased reinsurance.  For example, from time to time ACE may enter into crop derivative contracts to protect underwriting results in the event of a significant decline in commodity prices.  Also included within Other are certain life insurance products that meet the definition of a derivative instrument for accounting purposes.

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

b) Other investments
At March 31, 2014, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.0 billion. In connection with these investments, we have commitments that may require funding of up to $1.0 billion over the next several years.

c) Taxation
As of March 31, 2014, $26 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

7. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2012 and May 2013 annual general meetings, our shareholders approved a dividend for the following year, respectively, payable in four quarterly installments after the annual general meetings in the form of a distribution by way of a par value reduction. At the January 10, 2014 Extraordinary General Meeting, our shareholders approved a resolution to increase our quarterly dividend from $0.51 per share to $0.63 per share for the final two quarterly installments (made on January 31, 2014 and April 17, 2014) that had been earlier approved at our 2013 annual general meeting. The $0.12 per share increase for each installment was distributed from capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves, and transferred to free reserves (Retained earnings) for payment, while the existing $0.51 per share was distributed by way of a par value reduction.

For the three months ended March 31, 2014, dividends per Common Share amounted to CHF 0.65 ($0.75), of which CHF 0.45 ($0.51) were distributed by way of a par value reduction and CHF 0.20 ($0.24) were distributed from capital contribution reserves. Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 26.59 at March 31, 2014.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2014, 4,857,768 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
For the three months ended March 31, 2014, ACE repurchased 3,487,882 Common Shares for a cost of $332 million in a series of open market transactions under the November 2013 Board authorization of a share repurchase program of up to $2.0 billion of ACE's Common Shares through December 31, 2014. At March 31, 2014, $1.61 billion in share repurchase authorization remained through December 31, 2014 pursuant to the Board authorization. For the period April 1, 2014 through May 1, 2014, ACE repurchased 531,000 Common Shares for a total of $53 million in a series of open market transactions. At May 1, 2014, $1.56 billion in share repurchase authorization remained through December 31, 2014.

8. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of ACE’s Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the vesting period, which is also the requisite service period. On February 27, 2014, ACE granted 1,779,074 stock options with a weighted-average grant date fair value of $18.00 each. The fair value of the options issued is estimated on the date of grant using the Black-Scholes option pricing model.

The 2004 LTIP also permits grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the grant date. On February 27, 2014, ACE granted 1,492,290 restricted stock awards and 276,992 restricted stock units to employees and officers with a grant date fair value of $96.76 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

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

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses from fair value changes on crop derivatives as a component of underwriting income. For the three months ended March 31, 2014, underwriting loss in our Insurance – North American Agriculture segment was $31 million. This amount includes $2 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for the three months ended March 31, 2014, Life underwriting income of $98 million includes Net investment income of $64 million and losses from fair value changes in separate account assets of $6 million.

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,418	$194	$1,771	$308	$494	$—	$4,185
Net premiums earned	1,487	103	1,612	284	484	—	3,970
Losses and loss expenses	940	126	817	126	151	1	2,161
Policy benefits	—	—	—	—	114	—	114
Policy acquisition costs	159	5	386	67	111	—	728
Administrative expenses	161	1	250	14	68	41	535
Underwriting income (loss)	227	(29)	159	77	40	(42)	432
Net investment income	270	7	132	77	64	3	553
Net realized gains (losses) including OTTI	(9)	(2)	(10)	(8)	(76)	1	(104)
Interest expense	3	—	1	1	3	63	71
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	6	—	6
Other	(20)	8	(6)	(19)	7	7	(23)
Income tax expense (benefit)	83	(7)	37	10	10	(40)	93
Net income (loss)	$422	$(25)	$249	$154	$2	$(68)	$734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Three Months Ended March 31, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,284	$113	$1,620	$279	$502	$—	$3,798
Net premiums earned	1,338	52	1,459	247	477	—	3,573
Losses and loss expenses	878	32	747	106	157	6	1,926
Policy benefits	—	—	—	—	131	—	131
Policy acquisition costs	143	4	339	48	80	—	614
Administrative expenses	125	5	236	12	85	51	514
Underwriting income (loss)	192	11	137	81	24	(57)	388
Net investment income	251	6	132	72	63	7	531
Net realized gains (losses) including OTTI	26	—	34	20	127	(1)	206
Interest (income) expense	(2)	—	1	1	4	56	60
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(4)	—	(4)
Other	(15)	8	(1)	(8)	—	10	(6)
Income tax expense (benefit)	94	2	46	8	13	(41)	122
Net income (loss)	$392	$7	$257	$172	$201	$(76)	$953

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Three Months Ended March 31, 2014
Insurance – North American P&C	$405	$981	$101	$1,487
Insurance – North American Agriculture	103	—	—	103
Insurance – Overseas General	693	369	550	1,612
Global Reinsurance	154	130	—	284
Life	—	—	484	484
	$1,355	$1,480	$1,135	$3,970
For the Three Months Ended March 31, 2013
Insurance – North American P&C	$347	$902	$89	$1,338
Insurance – North American Agriculture	52	—	—	52
Insurance – Overseas General	585	339	535	1,459
Global Reinsurance	135	112	—	247
Life	—	—	477	477
	$1,119	$1,353	$1,101	$3,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

10. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2014	2013
Numerator:
Net income	$734	$953
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	338,869,562	340,778,142
Denominator for diluted earnings per share:
Share-based compensation plans	3,171,174	3,128,226
Weighted-average shares outstanding and assumed conversions	342,040,736	343,906,368
Basic earnings per share	$2.16	$2.80
Diluted earnings per share	$2.14	$2.77

Potential anti-dilutive share conversions	657,182	634,385

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

11. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013 for ACE Limited (Parent Guarantor) and ACE INA Holdings, Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

During the third quarter of 2013, we determined that the Subsidiary Issuer columns presented in the previously issued condensed consolidating financial information should be presented on the equity method of accounting rather than on a consolidated basis. Accordingly, we have revised the disclosure to correct the Condensed Consolidating Statement of Operations and Comprehensive Income and the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013. As a result of this revision to the Subsidiary Issuer condensed consolidating financial information, revenues and expenses and cash flows of the subsidiaries of ACE INA Holdings, Inc. (Subsidiary Issuer) are now presented in the Other ACE Limited Subsidiaries column on a combined basis. In addition, we revised the Consolidating Adjustments and Eliminations column to correctly include all intercompany eliminations. Previously, this column reflected only ACE Limited parent company intercompany eliminations. We also revised the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013 to correct the presentation of negative cash associated with our affiliated notional cash pooling programs (Pools). In addition, certain items in the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013 have been reclassified to conform to current period presentation. Also, the operating cash flows have been corrected to properly reflect certain intercompany transactions previously recorded in financing cash flows for the three months ended March 31, 2013.

Total shareholders' equity and net income of the Subsidiary Issuer and Parent Guarantor were not impacted as a result of these revisions. The impact of the revisions was not material to the prior period consolidated financial statements taken as a whole. There was no impact on the consolidated amounts previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at March 31, 2014

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$32	$18	$61,995	$—	$62,045
Cash(1)	25	1	1,206	(385)	847
Insurance and reinsurance balances receivable	—	—	5,540	(779)	4,761
Reinsurance recoverable on losses and loss expenses	—	—	19,531	(8,776)	10,755
Reinsurance recoverable on policy benefits	—	—	1,210	(988)	222
Value of business acquired	—	—	517	—	517
Goodwill and other intangible assets	—	—	5,382	—	5,382
Investments in subsidiaries	29,075	18,368	—	(47,443)	—
Due from subsidiaries and affiliates, net	487	—	—	(487)	—
Other assets	3	256	13,956	(3,565)	10,650
Total assets	$29,622	$18,643	$109,337	$(62,423)	$95,179
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,173	$(8,307)	$36,866
Unearned premiums	—	—	9,584	(1,793)	7,791
Future policy benefits	—	—	5,620	(988)	4,632
Due to (from) subsidiaries and affiliates, net	—	367	120	(487)	—
Affiliated notional cash pooling programs(1)	—	385	—	(385)	—
Short-term debt	—	500	1,401	—	1,901
Long-term debt	—	3,795	13	—	3,808
Trust preferred securities	—	309	—	—	309
Other liabilities	253	1,343	11,927	(3,020)	10,503
Total liabilities	253	6,699	73,838	(14,980)	65,810
Total shareholders’ equity	29,369	11,944	35,499	(47,443)	29,369
Total liabilities and shareholders’ equity	$29,622	$18,643	$109,337	$(62,423)	$95,179

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,185	$—	$4,185
Net premiums earned	—	—	3,970	—	3,970
Net investment income	—	—	553	—	553
Equity in earnings of subsidiaries	702	180	—	(882)	—
Net realized gains (losses) including OTTI	—	(1)	(103)	—	(104)
Losses and loss expenses	—	—	2,161	—	2,161
Policy benefits	—	—	114	—	114
Policy acquisition costs and administrative expenses	17	6	1,240	—	1,263
Interest (income) expense	(10)	71	10	—	71
Other (income) expense	(42)	14	11	—	(17)
Income tax expense (benefit)	3	(30)	120	—	93
Net income	$734	$118	$764	$(882)	$734
Comprehensive income	$1,108	$266	$1,138	$(1,404)	$1,108

Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Three Months Ended March 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$3,798	$—	$3,798
Net premiums earned	—	—	3,573	—	3,573
Net investment income	—	1	530	—	531
Equity in earnings of subsidiaries	914	188	—	(1,102)	—
Net realized gains (losses) including OTTI	12	—	194	—	206
Losses and loss expenses	—	—	1,926	—	1,926
Policy benefits	—	—	131	—	131
Policy acquisition costs and administrative expenses	15	4	1,109	—	1,128
Interest (income) expense	(7)	62	5	—	60
Other (income) expense	(38)	9	19	—	(10)
Income tax expense (benefit)	3	(33)	152	—	122
Net income	$953	$147	$955	$(1,102)	$953
Comprehensive income (loss)	$716	$(1)	$718	$(717)	$716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Three Months Ended March 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,082	$1,716	$—	$3,798
Net premiums earned	—	2,006	1,567	—	3,573
Net investment income	—	248	283	—	531
Equity in earnings of subsidiaries	914	—	—	(914)	—
Net realized gains (losses) including OTTI	12	10	184	—	206
Losses and loss expenses	—	1,253	673	—	1,926
Policy benefits	—	81	50	—	131
Policy acquisition costs and administrative expenses	15	626	487	—	1,128
Interest (income) expense	(7)	67	—	—	60
Other (income) expense	(38)	34	(6)	—	(10)
Income tax expense	3	56	63	—	122
Net income	$953	$147	$767	$(914)	$953
Comprehensive income (loss)	$716	$(1)	$915	$(914)	$716

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$57	$(13)	$1,206	$—	$1,250
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(3,522)	—	(3,522)
Purchases of fixed maturities held to maturity	—	—	(30)	—	(30)
Purchases of equity securities	—	—	(37)	—	(37)
Sales of fixed maturities available for sale	—	—	2,208	—	2,208
Sales of equity securities	—	—	27	—	27
Maturities and redemptions of fixed maturities available for sale	—	—	1,550	—	1,550
Maturities and redemptions of fixed maturities held to maturity	—	—	212	—	212
Net change in short-term investments	—	(8)	(757)	—	(765)
Net derivative instruments settlements	—	(9)	(87)	—	(96)
Other	—	(3)	(47)	—	(50)
Net cash flows used for investing activities	—	(20)	(483)	—	(503)
Cash flows from financing activities
Dividends paid on Common Shares	(214)	—	—	—	(214)
Common Shares repurchased	—	—	(335)	—	(335)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	40	—	40
Advances (to) from affiliates	367	(367)	—	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(185)	385	—	(200)	—
Other	—	—	37	—	37
Net cash flows (used for) from financing activities	(32)	18	(258)	(200)	(472)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash	25	(15)	458	(200)	268
Cash – beginning of period(1)	—	16	748	(185)	579
Cash – end of period(1)	$25	$1	$1,206	$(385)	$847

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2014 and December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (Revised)

For the Three Months Ended March 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$25	$(19)	$907	$—	$913
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(5,568)	103	(5,465)
Purchases of fixed maturities held to maturity	—	—	(142)	—	(142)
Purchases of equity securities	—	—	(107)	—	(107)
Sales of fixed maturities available for sale	—	—	2,867	(103)	2,764
Sales of equity securities	—	—	31	—	31
Maturities and redemptions of fixed maturities available for sale	—	—	2,016	—	2,016
Maturities and redemptions of fixed maturities held to maturity	—	—	491	—	491
Net change in short-term investments	—	4	(691)	—	(687)
Net derivative instruments settlements	—	—	(279)	—	(279)
Acquisition of subsidiaries	—	—	(33)	—	(33)
Capital contribution	—	(27)	—	27	—
Other	—	2	(57)	—	(55)
Net cash flows used for investing activities	—	(21)	(1,472)	27	(1,466)
Cash flows from financing activities
Dividends paid on Common Shares	(2)	—	—	—	(2)
Common Shares repurchased	—	—	(154)	—	(154)
Net proceeds from issuance of long-term debt	—	947	—	—	947
Net proceeds from issuance of short-term debt	—	—	1	—	1
Proceeds from share-based compensation plans	—	—	21	—	21
Advances (to) from affiliates	71	(71)	—	—	—
Dividends to parent company	—	—	—	—	—
Capital contribution	—	—	27	(27)	—
Net payments to affiliated notional cash pooling programs(1)	—	(349)	—	349	—
Net cash flows from (used for) financing activities	69	527	(105)	322	813
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash	94	487	(690)	349	240
Cash – beginning of period(1)	103	2	859	(349)	615
Cash – end of period(1)	$197	$489	$169	$—	$855

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2013 and December 31, 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (As previously reported)

For the Three Months Ended March 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments(2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$53	$644	$216	$—	$913
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(3,825)	(2,327)	—	(6,152)
Purchases of fixed maturities held to maturity	—	(137)	(5)	—	(142)
Purchases of equity securities	—	(89)	(18)	—	(107)
Sales of fixed maturities available for sale	—	1,473	1,291	—	2,764
Sales of equity securities	—	25	6	—	31
Maturities and redemptions of fixed maturities available for sale	—	879	1,137	—	2,016
Maturities and redemptions of fixed maturities held to maturity	—	351	140	—	491
Net derivative instruments settlements	—	4	(283)	—	(279)
Advances from (to) affiliates	43	—	—	(43)	—
Acquisition of subsidiaries	—	(33)	—	—	(33)
Other	—	(86)	31	—	(55)
Net cash flows from (used for) investing activities	43	(1,438)	(28)	(43)	(1,466)
Cash flows from financing activities
Dividends paid on Common Shares	(2)	—	—	—	(2)
Common Shares repurchased	—	—	(154)	—	(154)
Net proceeds from issuance of long-term debt	—	947	—	—	947
Net proceeds from issuance of short-term debt	—	—	1	—	1
Proceeds from share-based compensation plans, including windfall tax benefits	—	(8)	29	—	21
Advances (to) from affiliates	—	(71)	28	43	—
Net cash flows from (used for) financing activities	(2)	868	(96)	43	813
Effect of foreign currency rate changes on cash and cash equivalents	—	(29)	9	—	(20)
Net increase in cash	94	45	101	—	240
Cash – beginning of period	103	515	(3)	—	615
Cash – end of period(3)	$197	$560	$98	$—	$855

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations and certain consolidating adjustments.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2014.

All comparisons in this discussion are to the corresponding prior year periods unless otherwise indicated.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

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

______________________________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2014, we had total assets of $95 billion and shareholders’ equity of $29 billion. ACE opened its first business office in Bermuda, in 1985, and continues to maintain operations in Bermuda.

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life.

The Insurance – North American P&C segment comprises operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions of ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine). Our retail products range from commercial lines with service offerings such as risk management programs, specialty commercial P&C, and A&H, coverages to personal lines including homeowners, automobile, liability, valuables, and marine coverages. Our wholesale and specialty products include excess and surplus property, D&O, professional liability, inland marine, specialty casualty, environmental, and political risk.

The Insurance – North American Agriculture segment comprises Rain and Hail Insurance Service, Inc. (Rain and Hail), which provides comprehensive Multiple Peril Crop Insurance (MPCI) and crop-hail insurance, and ACE Agribusiness, which offers farm and ranch coverages as well as specialty P&C coverages for companies that manufacture, process and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allow companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. Refer to “Crop Insurance” for additional information.

The Insurance – Overseas General segment comprises ACE International, our retail business serving territories outside the U.S., Bermuda, and Canada; the wholesale insurance business of ACE Global Markets (AGM); and the international supplemental A&H business of Combined Insurance (Combined). ACE International has a presence in major developed markets and growing economies serving multinational clients and local customers. A significant amount of our global business is with local companies, offering traditional and specialty P&C products including D&O, professional liability, specialty personal lines, and energy products. ACE International expanded its global business through the acquisitions of ABA Seguros on May 2, 2013 and Fianzas Monterrey on April 1, 2013 (Mexican Acquisitions). Refer to Note 2 to the Consolidated Financial Statements for additional information on these acquisitions. The consolidated financial statements include the results of the acquired businesses from the acquisition dates. AGM offers specialty products including aviation, marine, financial lines, energy, and political risk. Our international A&H business primarily focuses on personal accident and supplemental medical.

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

For more information on our segments refer to “Segment Information” in our 2013 Form 10-K.

______________________________________________________________________________________________________________________
Financial Highlights for the Three Months Ended March 31, 2014

•	Net income was $734 million compared with $953 million in the prior year period.

•	Total company net premiums written increased 10.2 percent, or 12.1 percent on a constant-dollar basis (3.8 percentage points attributable to our 2013 Mexican Acquisitions).

•	The P&C combined ratio was 88.8 percent compared with 88.2 percent in the prior year period.

•	The current accident year P&C combined ratio excluding catastrophe losses was 88.9 percent compared with 89.4 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $53 million (1.5 percentage points of the combined ratio) and $43 million, respectively, compared with $32 million (1.0 percentage point of the combined ratio) and $28 million, respectively, in the prior year period.

•
Favorable prior period development pre-tax was $62 million (1.6 percentage points of the combined ratio) compared with $70 million (2.2 percentage points of the combined ratio) in the prior year period.

•	Operating cash flow was $1.25 billion for the quarter.

•	Net investment income increased 4.1 percent to $553 million.

•	Share repurchases totaled $332 million, or approximately 3.5 million shares, during the quarter.
__________________________________________________________________________________________________________
Consolidated Operating Results – Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Net premiums written	$4,185	$3,798	10.2%
Net premiums earned	3,970	3,573	11.1%
Net investment income	553	531	4.1%
Net realized gains (losses)	(104)	206	NM
Total revenues	4,419	4,310	2.5%
Losses and loss expenses	2,161	1,926	12.2%
Policy benefits	114	131	(13.0)%
Policy acquisition costs	728	614	18.6%
Administrative expenses	535	514	4.1%
Interest expense	71	60	18.3%
Other (income) expense	(17)	(10)	70.0%
Total expenses	3,592	3,235	11.0%
Income before income tax	827	1,075	(23.1)%
Income tax expense	93	122	(23.8)%
Net income	$734	$953	(23.0)%
NM – not meaningful

The following tables present a breakdown of consolidated net premiums written for the periods indicated:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Commercial P&C (retail and wholesale)	$2,009	$1,882	6.7%
Personal and small commercial lines	510	369	38.3%
Reinsurance	308	279	10.3%
Property, casualty, and all other	2,827	2,530	11.7%
Agriculture	194	113	72.1%
Personal accident (A&H)	917	914	0.3%
Life	247	241	2.5%
Total consolidated	$4,185	$3,798	10.2%
Total consolidated - constant dollars (C$) (1)		$3,735	12.1%

	2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	48%	50%
Personal and small commercial lines	12%	10%
Reinsurance	7%	7%
Property, casualty, and all other	67%	67%
Agriculture	5%	3%
Personal accident (A&H)	22%	24%
Life	6%	6%
Total consolidated	100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased for the three months ended March 31, 2014 in our Insurance – Overseas General segment on a constant-dollar basis from new business writings in our retail operations including A&H and personal lines. The acquisitions of ABA Seguros in May 2013 and Fianzas Monterrey in April 2013 (Mexican Acquisitions) also added to premium growth. The impact of foreign exchange adversely impacted growth in the quarter on an as reported basis. Our Insurance – North American P&C segment reported increases in net premiums written primarily in our retail division from growth across a broad range of our product portfolio including our risk management business, specialty casualty, property, A&H, surety, and professional lines of business reflecting higher production and strong renewal retention. In addition, net premiums written increased in both our Insurance – North American Agriculture segment, primarily due to decreased premium cessions to the U.S. government and to third-party reinsurers, and in our Global Reinsurance segment, primarily from new business written.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased for the three months ended March 31, 2014 primarily due to the increase in net premiums written as described above.

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

The following table presents our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio:

	Three Months Ended
	March 31
	2014	2013
Loss and loss expense ratio	57.7%	57.1%
Policy acquisition cost ratio	17.7%	17.2%
Administrative expense ratio	13.4%	13.9%
Combined ratio	88.8%	88.2%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio:

	Three Months Ended
	March 31
	2014	2013
Loss and loss expense ratio, as reported	57.7%	57.1%
Catastrophe losses and related reinstatement premiums	(1.5)%	(1.0)%
Prior period development	1.3%	2.2%
Loss and loss expense ratio, adjusted	57.5%	58.3%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $53 million for the three months ended March 31, 2014, compared with $32 million in the prior year period. Catastrophe losses through March 31, 2014 were primarily related to severe weather-related events in the U.S. and Japan, and flooding in Europe. Catastrophe losses in the prior year period were primarily related to flooding in Australia and severe storms in the U.S. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2014 primarily due to the reduction in the current accident year loss ratio across several lines of business in several regions.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $62 million and $70 million for the three months ended March 31, 2014 and 2013, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three months ended March 31, 2014 was $553 million compared with $531 million for the prior year period. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio increased for the three months ended March 31, 2014 primarily due to a change in the mix of business towards products that have a higher acquisition ratio.

Our administrative expense ratio decreased for the three months ended March 31, 2014 primarily due to an increase in our Insurance – North American Agriculture segment's net premiums earned as well as the impact of the Mexican Acquisitions, which include lower administrative expenses than our other businesses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 11.3 percent for both the three months ended March 31, 2014 and 2013.

Prior Period Development
The following table summarizes (favorable) and adverse prior period development (PPD) by segment. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture. Significant prior period movements by segment, principally driven by reserve reviews completed during each respective period, are discussed in more detail below. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across a number of lines and accident years, none of which is significant individually or in the aggregate.

Three Months Ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2014
Insurance – North American P&C	$(61)	$(7)	$(68)	0.4%
Insurance – North American Agriculture	—	38	38	7.5%
Insurance – Overseas General	1	(24)	(23)	0.3%
Global Reinsurance	1	(10)	(9)	0.4%
Total	$(59)	$(3)	$(62)	0.2%
2013
Insurance – North American P&C	$(29)	$(11)	$(40)	0.3%
Insurance – North American Agriculture	—	(3)	(3)	1.0%
Insurance – Overseas General	—	(22)	(22)	0.3%
Global Reinsurance	(2)	(3)	(5)	0.2%
Total	$(31)	$(39)	$(70)	0.3%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
For the three months ended March 31, 2014, net favorable PPD was $68 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $61 million in long-tail business, primarily from:

•
Favorable development of $67 million in our excess casualty and umbrella businesses. Resolution of a disputed matter on an individual claim led to a release of $42 million in the 2003 accident year, and lower than expected reported activity across a number of years drove the remaining improvement;

•
Adverse development of $31 million in our workers’ compensation lines, mainly driven by adverse developments in our construction business on a number of severe injuries in the 2009 and 2012 accident years; and

•	Favorable development of $26 million in our surety business, primarily from favorable claim emergence in the 2012 accident year.

For the three months ended March 31, 2013, net favorable PPD was $40 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $29 million in long-tail business, primarily from:

•
Favorable development of $50 million in our U.S. excess casualty and umbrella businesses primarily affecting the 2007 and prior accident years. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review. In addition, increased weighting was applied to experience-based methods;

•
Favorable development of $22 million in our surety business primarily affecting the 2011 accident year. Reported claims to date in the 2011 accident year were lower than historical averages which in turn has generated lower than expected reported loss activity; and

•
Adverse development of $23 million in our construction business affecting the 2012 and prior accident years. The adverse development was realized in both our workers' compensation and general liability product lines where loss activity in the period since our prior review was higher than expected.

Insurance – North American Agriculture
For the three months ended March 31, 2014, adverse PPD was $38 million compared with favorable PPD of $3 million for the prior year. Actual claim development in the three months ended March 31, 2014 for the Multiple Peril Crop Insurance (MPCI) business was higher than our year-end 2013 expectations for the 2013 crop year, resulting in the unfavorable development.

Insurance – Overseas General
For the three months ended March 31, 2014 and 2013, net favorable PPD was $23 million and $22 million, respectively, which were the net result of several underlying favorable and adverse movements, none of which was significant individually or in the aggregate.

Global Reinsurance
For the three months ended March 31, 2014 and 2013, net favorable PPD was $9 million and $5 million, respectively, which were the net result of several underlying favorable and adverse movements across a number of long-tail and short-tail lines and across a number of treaty years, none of which was significant individually or in the aggregate.

__________________________________________________________________________________________________________
Segment Operating Results – Three Months Ended March 31, 2014 and 2013
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2013 Form 10-K under Item 1. The discussions that follow include tables that show our segment operating results for the three months ended March 31, 2014 and 2013.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Net premiums written	$1,418	$1,284	10.5%
Net premiums earned	1,487	1,338	11.2%
Losses and loss expenses	940	878	7.1%
Policy acquisition costs	159	143	11.2%
Administrative expenses	161	125	28.8%
Underwriting income	227	192	18.2%
Net investment income	270	251	7.6%
Net realized gains (losses)	(9)	26	NM
Interest expense	3	(2)	NM
Other (income) expense	(20)	(15)	33.3%
Income tax expense	83	94	(11.7)%
Net income	$422	$392	7.7%
Loss and loss expense ratio	63.2%	65.6%
Policy acquisition cost ratio	10.7%	10.7%
Administrative expense ratio	10.8%	9.4%
Combined ratio	84.7%	85.7%

Net premiums written increased for the three months ended March 31, 2014 in our retail division from growth across a broad range of our product portfolio including our risk management business, specialty casualty, A&H, property, surety, and professional lines of business reflecting higher production and strong renewal retention. Our wholesale and specialty divisions contributed to the increase in net premiums written due to higher production from our property and professional lines of business. We generated higher personal lines production primarily from growth in our homeowners business offered through ACE Private Risk Services. In addition, net premiums written increased due to lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program.
Net premiums earned increased for the three months ended March 31, 2014 primarily due to the increase in net premiums written as described above.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Property and all other	$405	$347	16.7%
Casualty	981	902	8.8%
Personal accident (A&H)	101	89	13.5%
Net premiums earned	$1,487	$1,338	11.2%

	2014 % of Total	2013 % of Total
Property and all other	27%	26%
Casualty	66%	67%
Personal accident (A&H)	7%	7%
Net premiums earned	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2014	2013
Loss and loss expense ratio, as reported	63.2%	65.6%
Catastrophe losses and related reinstatement premiums	(2.2)%	(0.9)%
Prior period development	4.7%	2.9%
Loss and loss expense ratio, adjusted	65.7%	67.6%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $32 million for the three months ended March 31, 2014, compared with $11 million for the prior year period. Catastrophe losses through March 31, 2014 and 2013 were primarily from severe weather-related events in the U.S. Net favorable prior period development was $68 million for the three months ended March 31, 2014, compared with $40 million in the prior year period. Refer to “Prior Period Development” for additional information. For the three months ended March 31, 2014, the adjusted loss and loss expense ratio benefited from lower loss ratios in several of our lines where a combination of the execution of detailed portfolio management plans, product mix and earned rate changes have resulted in improved current accident year loss ratio performance.
The policy acquisition cost ratio was flat for the three months ended March 31, 2014.

The administrative expense ratio was higher for the three months ended March 31, 2014 compared to the prior year ratio which included a 2.2 point favorable impact related to a $29 million legal settlement. Excluding the impact of the legal settlement, the administrative expense ratio decreased by 0.8 points due to growth in net premiums earned that outpaced the growth in administrative expenses.

Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Net premiums written	$194	$113	72.1%
Net premiums earned	103	52	96.8%
Losses and loss expenses	126	32	293.8%
Losses from fair value changes on crop derivatives (1)	2	—	NM
Policy acquisition costs	5	4	25.0%
Administrative expenses	1	5	(80.0)%
Underwriting income (loss)	(31)	11	NM
Net investment income	7	6	16.7%
Net realized gains (losses) excluding losses from fair value changes on crop derivatives (1)	—	—	—
Other (income) expense	8	8	—
Income tax expense (benefit)	(7)	2	NM
Net income (loss)	$(25)	$7	NM
Loss and loss expense ratio	124.6%	61.9%
Policy acquisition cost ratio	4.5%	7.5%
Administrative expense ratio	1.2%	9.9%
Combined ratio	130.3%	79.3%

(1)
Losses from fair value changes on crop derivatives are reclassified from Net realized gains (losses) for purposes of presenting Insurance - North American Agriculture underwriting income. Refer to Note 6 to the consolidated financial statements for more information on these derivatives.

Net premiums written increased for the three months ended March 31, 2014 primarily due to decreased premium cessions to the U.S. government as a result of the government's crop insurance profit and loss calculation formula, which typically results in higher retained premiums when losses increase. In addition, net premiums written increased due to higher premium retention in our MPCI program primarily as a result of the non-renewal of a third-party proportional reinsurance agreement.
Net premiums earned increased for the three months ended March 31, 2014 primarily due to the increase in net premiums written as described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2014	2013
Loss and loss expense ratio, as reported	124.6%	61.9%
Catastrophe losses and related reinstatement premiums	(0.7)%	(0.3)%
Prior period development	(45.6)%	6.3%
Loss and loss expense ratio, adjusted	78.3%	67.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $1 million for the three months ended March 31, 2014 and immaterial for the prior year period. For the three months ended March 31, 2014, net unfavorable prior period development was $38 million, which includes an increase in incurred losses of $39 million for higher than expected MPCI losses for the 2013 crop year, as well as $36 million of unfavorable MPCI losses offset by a favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. For the three months ended March 31, 2013, net favorable prior period development was $3 million. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio is higher for the three months ended March 31, 2014 compared to the prior year ratio which included a reduction in loss adjustment expenses reflecting a revision in estimated claim handling costs. A similar revision did not occur in the current year.

The policy acquisition cost ratio decreased for the three months ended March 31, 2014 primarily due to lower agent profit commission accruals and higher net premiums earned in the MPCI business in the current year.

The administrative expense ratio decreased for the three months ended March 31, 2014 primarily due to higher net premiums earned in the MPCI business and lower expenses incurred.

Insurance – Overseas General
The Insurance – Overseas General segment comprises ACE International, ACE Global Markets (AGM) and the international supplemental A&H business of Combined Insurance. ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada. AGM comprises the segment's London-based wholesale insurance business for excess and surplus lines; this includes Lloyd’s of London Syndicate 2488. The reinsurance operations of AGM are included in the Global Reinsurance segment.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Net premiums written	$1,771	$1,620	9.3%	(1)
Net premiums earned	1,612	1,459	10.4%
Losses and loss expenses	817	747	9.4%
Policy acquisition costs	386	339	13.9%
Administrative expenses	250	236	5.9%
Underwriting income	159	137	16.1%
Net investment income	132	132	—
Net realized gains (losses)	(10)	34	NM
Interest expense	1	1	—
Other (income) expense	(6)	(1)	NM
Income tax expense	37	46	(19.6)%
Net income	$249	$257	(3.1)%
Loss and loss expense ratio	50.7%	51.2%
Policy acquisition cost ratio	23.9%	23.2%
Administrative expense ratio	15.5%	16.2%
Combined ratio	90.1%	90.6%
(1) Net premiums written increased $194 million or 12.3% on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written increased for the three months ended March 31, 2014 on a constant-dollar basis from new business writings in our retail operations including A&H and personal lines. A&H growth was driven by strong results in all regions except Europe, and the increase in personal lines reflected growth in all regions except Japan. The acquisitions of ABA Seguros in May 2013 and Fianzas Monterrey in April 2013 (Mexican Acquisitions) added $140 million of growth to premiums. The impact of foreign exchange adversely impacted growth in the quarter on an as reported basis.
Net premiums earned increased for the three months ended March 31, 2014 primarily due to the increase in net premiums written as described above.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following table presents a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

	Three Months Ended March 31					% Change
(in millions of U.S. dollars, except for percentages)	2014	2014 % of Total	2013	2013 % of Total	C$(1) 2013	Q-14 vs. Q-13	C$(1) Q-14 vs. Q-13
Line of Business
Property and all other	$693	43%	$585	40%	$559	18.5%	24.0%
Casualty	369	23%	339	23%	335	8.8%	10.1%
Personal accident (A&H)	550	34%	535	37%	512	2.9%	7.4%
Net premiums earned	$1,612	100%	$1,459	100%	$1,406	10.4%	14.6%
Region
Europe / U.K.	$752	46%	$726	50%	$739	3.6%	1.8%
Asia Pacific	349	22%	342	23%	318	2.0%	9.7%
Far East	107	7%	117	8%	101	(8.5)%	5.9%
Latin America	404	25%	274	19%	248	47.4%	62.9%
Net premiums earned	$1,612	100%	$1,459	100%	$1,406	10.4%	14.6%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2014	2013
Loss and loss expense ratio, as reported	50.7%	51.2%
Catastrophe losses and related reinstatement premiums	(1.1)%	(1.4)%
Prior period development	1.5%	1.5%
Loss and loss expense ratio, adjusted	51.1%	51.3%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $17 million for the three months ended March 31, 2014, compared with $21 million in the prior year period. Catastrophe losses through March 31, 2014 were primarily related to flooding in Europe and severe storms in Japan. Catastrophe losses through March 31, 2013 were primarily related to flooding in Australia. Net favorable prior period development was $23 million for the three months ended March 31, 2014, compared with $22 million in the prior year period. Refer to “Prior Period Development” for additional information. The decrease in the adjusted loss and loss expense ratio for the three months ended March 31, 2014 was due primarily to a reduction in the current accident year loss ratio across several lines of business in several regions, partially offset by an unfavorable change in the mix of business primarily related to the ABA Seguros acquisition.

The policy acquisition cost ratio increased for the three months ended March 31, 2014 due primarily to a change in the mix of business in personal lines towards regions that have a higher acquisition cost ratio, partially offset by the impact of the Mexican Acquisitions, which carry a lower acquisition cost ratio than our other businesses, and the result of purchase accounting requirements. Per these requirements, the unearned premiums at the date of purchase related to the Mexican Acquisitions are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies.
The administrative expense ratio decreased for the three months ended March 31, 2014 due primarily to the acquisitions described above, which include lower administrative expenses than our other businesses.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Net premiums written	$308	$279	10.3%
Net premiums earned	284	247	15.5%
Losses and loss expenses	126	106	18.9%
Policy acquisition costs	67	48	39.6%
Administrative expenses	14	12	16.7%
Underwriting income	77	81	(4.9)%
Net investment income	77	72	6.9%
Net realized gains (losses)	(8)	20	NM
Interest expense	1	1	—
Other (income) expense	(19)	(8)	137.5%
Income tax expense	10	8	25.0%
Net income	$154	$172	(10.5)%
Loss and loss expense ratio	44.4%	43.0%
Policy acquisition cost ratio	23.5%	19.3%
Administrative expense ratio	5.0%	5.0%
Combined ratio	72.9%	67.3%

Net premiums written increased for the three months ended March 31, 2014 primarily due to a number of new large personal lines structured transactions (homeowners and automobile) in our U.S. operations. This increase was partially offset by lower net property catastrophe premiums.

Net premiums earned increased for the three months ended March 31, 2014 primarily due to the increase in net premiums written as described above.
The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Property and all other	$84	$60	40.0%
Casualty	130	112	16.1%
Property catastrophe	70	75	(6.7)%
Net premiums earned	$284	$247	15.5%

	2014 % of Total	2013 % of Total
Property and all other	29%	24%
Casualty	46%	45%
Property catastrophe	25%	31%
Net premiums earned	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2014	2013
Loss and loss expense ratio, as reported	44.4%	43.0%
Catastrophe losses and related reinstatement premiums	(1.2)%	—
Prior period development	3.3%	1.8%
Loss and loss expense ratio, adjusted	46.5%	44.8%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $3 million for the three months ended March 31, 2014 and immaterial for the prior year period. Catastrophe losses through March 31, 2014 were related to severe storms in Japan. Net favorable prior period development was $9 million for the three months ended March 31, 2014, compared with $5 million in the prior year period. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio increased for the three months ended March 31, 2014 primarily due to a change in the mix of business towards higher loss ratio products.

The policy acquisition cost ratio increased for the three months ended March 31, 2014 primarily due to a change in the mix of business towards products written in the U.S. that have a higher acquisition cost ratio than in other regions.

The administrative expense ratio was flat for the three months ended March 31, 2014.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
Net premiums written	$494	$502	(1.6)%
Net premiums earned	484	477	1.3%
Losses and loss expenses	151	157	(3.8)%
Policy benefits	114	131	(13.0)%
(Gains) losses from fair value changes in separate account assets(1)	6	(4)	NM
Policy acquisition costs	111	80	38.8%
Administrative expenses	68	85	(20.0)%
Net investment income	64	63	1.6%
Life underwriting income	98	91	7.7%
Net realized gains (losses)	(76)	127	NM
Interest expense	3	4	(25.0)%
Other (income) expense(1)	7	—	NM
Income tax expense	10	13	(23.1)%
Net income	$2	$201	(99.0)%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13
A&H	$247	$261	(5.4)%
Life insurance	180	167	7.8%
Life reinsurance	67	74	(9.5)%
Net premiums written (excludes deposits below)	$494	$502	(1.6)%

Deposits collected on universal life and investment contracts	$202	$202	—

A&H net premiums written decreased for the three months ended March 31, 2014 as growth in certain program business was more than offset by the non-renewal of several large accounts and a catch-up in premium registrations in the prior year period. Life insurance net premiums written increased for the three months ended March 31, 2014 primarily due to growth in our Asian and Latin American markets. Life reinsurance net premiums written decreased for the three months ended March 31, 2014 because no new life reinsurance business is currently being written. Life underwriting income was favorably impacted by $6 million for the three months ended March 31, 2014 due to a one-time adjustment to certain life products in Asia.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. Life deposits collected for the three months ended March 31, 2014 remained flat compared to prior year as growth in our Asian markets was offset by the unfavorable impact of foreign exchange.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended March 31, 2014, realized losses of $50 million were associated with a net increase in the value of GLB liabilities; this increase was primarily due to lower interest rates and the unfavorable impact of discounting future claims for one fewer quarter, partially offset by rising U.S. equity levels. In addition, we experienced realized losses of $19 million for the three months ended March 31, 2014 due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

______________________________________________________________________________________________________________________
Other Income and Expense Items

	Three Months Ended
	March 31
(in millions of U. S. dollars)	2014	2013
Amortization of intangible assets	$21	$15
Equity in net (income) loss of partially-owned entities	(55)	(35)
(Gains) losses from fair value changes in separate account assets	6	(4)
Federal excise and capital taxes	4	5
Acquisition-related costs	4	—
Other	3	9
Other (income) expense	$(17)	$(10)

Other (income) expense includes Amortization of intangible assets, which is higher in 2014 due primarily to the acquisitions of Fianzas Monterrey (completed April 1, 2013) and ABA Seguros (completed May 2, 2013). Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Also included in Other (income) expense are (Gains)

losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

The following table presents, as of March 31, 2014, the estimated pre-tax amortization expense related to intangible assets for the second through fourth quarters of 2014 and the next five years:

For the Year Ending December 31	Amortization of intangible assets
(in millions of U.S. dollars)
Second through fourth quarters of 2014	$60
2015	61
2016	55
2017	51
2018	47
2019	45
Total	$319

______________________________________________________________________________________________________________________
Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Fixed maturities	$544	$516
Short-term investments	8	6
Equity securities	9	8
Other investments	20	31
Gross investment income	581	561
Investment expenses	(28)	(30)
Net investment income	$553	$531

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 4.1 percent for the three months ended March 31, 2014 compared with the prior year period. The increase in net investment income was primarily due to a higher invested asset base and higher reinvestment rates, partially offset by lower private equity distributions.

The investment portfolio’s average market yield on fixed maturities was 2.8 percent and 2.3 percent at March 31, 2014 and 2013, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.4 percent yield on short-term investments reflects the global nature of our insurance operations. For example, yields on short-term investments in Malaysia, Indonesia, and Ecuador range from 3.0 percent to 8.2 percent.

The 4.2 percent yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. For the three months ended March 31, 2014, the preferred equity securities and strategic emerging debt portfolio represented 73 percent of the gross equity securities investment income.

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

The following table presents our pre-tax net realized and unrealized gains (losses) on investments:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$11	$461	$472	$36	$(191)	$(155)
Fixed income derivatives	(25)	—	(25)	18	—	18
Total fixed maturities	(14)	461	447	54	(191)	(137)
Public equity	(5)	10	5	(1)	14	13
Private equity	—	42	42	(1)	25	24
Other	(7)	—	(7)	—	1	1
Subtotal	(26)	513	487	52	(151)	(99)
Derivatives
Fair value adjustment on insurance derivatives	(48)	—	(48)	328	—	328
S&P put option and futures	(19)	—	(19)	(250)	—	(250)
Fair value adjustment on other derivatives	(2)	—	(2)	—	—	—
Subtotal derivatives	(69)	—	(69)	78	—	78
Foreign exchange gains (losses)	(9)	—	(9)	76	—	76
Total gains (losses)	$(104)	$513	$409	$206	$(151)	$55

(1)
For the three months ended March 31, 2014, other-than-temporary impairments include $5 million for fixed maturities and $6 million for public equity. For the three months ended March 31, 2013, other-than-temporary impairments include $1 million for fixed maturities, $1 million for public equity, and $1 million for private equity.

At March 31, 2014, our investment portfolios held by U.S. legal entities included approximately $138 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $48 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years at both March 31, 2014 and December 31, 2013. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.3 billion at March 31, 2014.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2014		December 31, 2013
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$49,611	$48,282	$49,254	$48,406
Fixed maturities held to maturity	6,080	5,887	6,263	6,098
Short-term investments	2,526	2,526	1,763	1,763
	58,217	56,695	57,280	56,267
Equity securities	851	845	837	841
Other investments	3,170	2,823	2,976	2,671
Total investments	$62,238	$60,363	$61,093	$59,779

The fair value of our total investments increased $1.1 billion during the three months ended March 31, 2014, primarily due to the investing of operating cash flows.
The following tables present the market value of our fixed maturities and short-term investments at March 31, 2014 and December 31, 2013. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2014		December 31, 2013
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,411	4%	$2,327	4%
Agency	1,349	2%	1,454	3%
Corporate and asset-backed securities	19,650	34%	19,475	34%
Mortgage-backed securities	12,277	21%	12,273	21%
Municipal	4,599	8%	4,500	8%
Non-U.S.	15,405	27%	15,488	27%
Short-term investments	2,526	4%	1,763	3%
Total	$58,217	100%	$57,280	100%
AAA	$9,410	16%	$8,677	15%
AA	21,652	37%	21,520	38%
A	11,112	19%	11,168	19%
BBB	7,306	12%	7,193	12%
BB	4,451	8%	4,418	8%
B	3,965	7%	3,940	7%
Other	321	1%	364	1%
Total	$58,217	100%	$57,280	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2014:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$513
General Electric Co	418
Goldman Sachs Group Inc	367
Wells Fargo & Co	283
Citigroup Inc	277
Verizon Communications Inc	272
Morgan Stanley	271
Bank of America Corp	255
HSBC Holdings Plc	238
Comcast Corp	203

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
March 31, 2014 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,125	$—	$—	$—	$10,125	$10,052
Non-agency RMBS	50	8	22	13	132	225	226
Commercial mortgage-backed	1,897	13	14	3	—	1,927	1,903
Total mortgage-backed securities	$1,947	$10,146	$36	$16	$132	$12,277	$12,181

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 52 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,077	$1,082
Republic of Korea	699	674
Canada	542	533
United Mexican States	444	444
Germany	340	334
Province of Ontario	326	317
Japan	300	299
Federative Republic of Brazil	274	275
Kingdom of Thailand	264	262
Province of Quebec	246	240
Other Non-U.S. Government Securities(1)	2,647	2,591
Total	$7,159	$7,051

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,494	$1,422
Canada	1,132	1,079
Australia	636	617
United States	616	586
France	522	502
Netherlands	521	502
Germany	484	464
Euro Supranational	246	239
Switzerland	239	225
Sweden	230	223
Other Non-U.S. Corporate Securities	2,126	2,081
Total	$8,246	$7,940

The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At March 31, 2014, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $99 million.

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
____________________________________________________________________________________________________________
Critical Accounting Estimates
As of March 31, 2014, there were no material changes to our critical accounting estimates. For full discussion of our critical accounting estimates, refer to Item 7 in our 2013 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31	December 31
(in millions of U.S. dollars)	2014	2013
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,167	$10,612
Reinsurance recoverable on paid losses and loss expenses (1)	588	615
Net reinsurance recoverable on losses and loss expenses	$10,755	$11,227
Reinsurance recoverable on policy benefits	$222	$218

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.3 billion of collateral at both March 31, 2014 and December 31, 2013. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to crop activity, favorable PPD, and collections relating to run-off operations.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At March 31, 2014, our gross unpaid loss and loss expense reserves were $36.9 billion and our net unpaid loss and loss expense reserves were $26.7 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2013	$37,443	$10,612	$26,831
Losses and loss expenses incurred	2,462	301	2,161
Losses and loss expenses paid	(3,059)	(762)	(2,297)
Other (including foreign exchange translation)	20	16	4
Balance at March 31, 2014	$36,866	$10,167	$26,699

(1)	Net of provision for uncollectible reinsurance

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	March 31, 2014			December 31, 2013
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$15,765	$4,574	$11,191	$16,558	$4,790	$11,768
IBNR reserves	21,101	5,593	15,508	20,885	5,822	15,063
Total	$36,866	$10,167	$26,699	$37,443	$10,612	$26,831

Asbestos and Environmental (A&E) and Other Run-off Liabilities
There was no unexpected A&E reserve activity during the three months ended March 31, 2014. Refer to our 2013 Form 10-K for additional information on A&E and Other Run-off Liabilities.

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

While we obtain values for the majority of our investment securities from pricing services, it is ultimately our responsibility to determine whether the values obtained in the financial statements are representative of fair value. We periodically update our understanding of the methodologies used by our pricing services in order to validate that the prices obtained from those services are consistent with the GAAP definition of fair value as an exit price. Based on our understanding of the methodologies, our pricing services only produce an estimate of fair value if there is observable market information that would allow them to make a fair value estimate. Based on our understanding of the market inputs used by our pricing services, all applicable investments have been valued in accordance with GAAP valuation principles. We have controls to review significant price changes and stale pricing, and to ensure that prices received from pricing services have been accurately reflected in the consolidated financial statements. We do not adjust prices obtained from pricing services.

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

At both March 31, 2014 and December 31, 2013, Level 3 assets represented five percent of assets measured at fair value and three percent of total assets. Level 3 liabilities represented 92 percent and 74 percent of liabilities measured at fair value at March 31, 2014 and December 31, 2013, respectively, and less than one percent of our total liabilities at both March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014, we transferred assets of $4 million into our

Level 3 assets from other levels of the valuation hierarchy. During the three months ended March 31, 2014, we transferred assets of $49 million out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three months ended March 31, 2014 and 2013.

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

The fair value of GLB reinsurance is estimated using an internal valuation model, which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant that would assume these liabilities. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 4 to the Consolidated Financial Statements of our 2013 Form 10-K.

ACE Tempest Life Re employs a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of VA guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting our position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s) that would reduce our obligation. For further information on the different categories of claim limits, refer to "Guaranteed living benefits derivatives" in our 2013 Form 10-K under Item 7.

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value liability of $12 million and $54 million at March 31, 2014 and December 31, 2013, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive U.S. transaction was quoted in mid-2007 and the last transaction in Japan was quoted in late 2007. The aggregate number of policyholders is currently decreasing at a rate of 7 percent – 15 percent per annum due to policyholder lapses, annuitizations, and deaths.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. The majority of policies we reinsure reach the end of their “waiting periods” in 2014 or later, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
March 31, 2014 and prior	34%
Remainder of 2014	14%
2015	6%
2016	6%
2017	19%
2018	14%
2019	5%
2020 and after	2%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2014	2013
Death Benefits (GMDB)
Premium	$19	$20
Less paid claims	11	20
Net	$8	$—
Living Benefits (Includes GMIB and GMAB)
Premium	$36	$38
Less paid claims	3	5
Net	$33	$33
Total VA Guaranteed Benefits
Premium	$55	$58
Less paid claims	14	25
Net	$41	$33

Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $42 million of claims and $67 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. More than 65 percent of our living benefit reinsurance clients’ policyholders, measured by account value, are currently ineligible to trigger a claim payment. At current market levels, we expect approximately $5 million of claims and $134 million of premium on living benefits over the next 12 months.

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

____________________________________________________________________________________________________________
Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricanes and California earthquakes at March 31, 2014 and 2013. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricanes and California earthquakes at March 31, 2014 and 2013. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricanes could be in excess of $2,317 million (or 7.9 percent of our total shareholders’ equity at March 31, 2014). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.4 percent.

	U.S. Hurricanes				California Earthquakes
		March 31		March 31		March 31		March 31
		2014		2013		2014		2013
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$2,317	7.9%	1.4%	$1,672	$721	2.5%	1.8%	$822
1-in-250	$3,022	10.3%	1.3%	$2,240	$953	3.2%	1.5%	$1,051

The above modeled loss information reflects our in-force portfolio and reinsurance program at January 1, 2014.

The North American catastrophe reinsurance program was renewed on January 1, 2014 excluding Named Storm coverage in North America. Named Storm is defined as a storm or storm system that has been declared by the National Hurricane Center (NHC) to be a tropical cyclone, tropical storm or a hurricane and includes wind, gusts, hail, rain, tornadoes or cyclones related to such storm. As a result, we may maintain a gap in coverage from the official start of hurricane season on June 1, 2014 through June 30, 2014. However, we intend to purchase Named Storm coverage effective no later than July 1, 2014.

We use our in-force portfolio at January 1, 2014 as a proxy for modeling our PMLs under our 2014 reinsurance program. Since we excluded Named Storm coverage from our reinsurance program on January 1, 2014, our modeled PML for U.S. Hurricanes is higher on March 31, 2014 compared to March 31, 2013. The expected July 1, 2014 program is expected to result in a lower net PML for U.S. hurricane losses of $1,806 million and $2,383 million for 1-in-100 and 1-in-250 years, respectively.

The net PML for California earthquakes is lower in 2014 compared to 2013 due to an increase of $100 million in earthquake catastrophe coverage.

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

There were no significant changes to ACE’s coverage under its General Catastrophe Treaty during the first quarter, except for the January 1, 2014 renewal of the North American Core Program. We renewed our program at a consistent limit level as the expiring program adding $100 million of earthquake coverage and excluding Named Storm in North America. We intend to purchase Named Storm coverage effective no later than July 1, 2014 at a level of coverage that we expect will be consistent with 2013. Refer to our 2013 Form 10-K for additional information.

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

The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The policies cover revenue shortfalls or production losses due to natural causes such as drought, excessive moisture, hail, wind, frost, insects, and disease. Generally, policies have deductibles ranging from 10 percent to 50 percent of the insured's risk. The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allows companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. From time to time we may also enter into crop derivative contracts to further manage our risk exposure.

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

______________________________________________________________________________________________________________________
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At March 31, 2014, our available credit lines totaled $1.9 billion and usage of these credit lines was $1.2 billion. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between June 2014 and December 2017 and require that we maintain certain financial covenants, all of which we met at March 31, 2014. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2013 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2014, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited did not receive any dividends from its Bermuda subsidiaries during the three months ended March 31, 2014 and 2013.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from AGM or ACE INA during the three months ended March 31, 2014 and 2013. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE INA received no dividends from its subsidiaries during the three months ended March 31, 2014 and 2013.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2014 and 2013.

Operating cash flows were $1.25 billion in the three months ended March 31, 2014, compared with $913 million in the prior year period, primarily due to $363 million of higher net premiums collected, partially offset by higher losses paid of $144 million.

Cash used for investing was $503 million in the three months ended March 31, 2014, compared with $1.5 billion in the prior year period, primarily due to lower net purchases of fixed maturities.

Cash used for financing was $472 million in the three months ended March 31, 2014, compared with cash flows from financing of $813 million in the prior year period. Dividends paid on Common Shares were $214 million, compared with $2 million in the prior year period. Dividends paid were lower in the prior year due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid during the first quarter 2013. Common Shares repurchased were $335 million in the three months ended March 31, 2014, compared with $154 million in the prior year period. In addition, cash flows from financing in the prior year period included $947 million of proceeds from the issuance of long-term debt.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At March 31, 2014, there were $1.4 billion in repurchase agreements outstanding.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for percentages)	2014	2013
Short-term debt	$1,901	$1,901
Long-term debt	3,808	3,807
Total debt	5,709	5,708
Trust preferred securities	309	309
Total shareholders’ equity	29,369	28,825
Total capitalization	$35,387	$34,842
Ratio of debt to total capitalization	16.1%	16.4%
Ratio of debt plus trust preferred securities to total capitalization	17.0%	17.3%

The following table presents the significant movements in our shareholders’ equity:

Three Months Ended
(in millions of U.S. dollars)	March 31, 2014
Balance – beginning of period	$28,825
Net income	734
Net unrealized appreciation on investments, net of tax	420
Repurchase of shares	(332)
Dividends on Common Shares	(256)
Change in cumulative translation, net of tax	(41)
Other movements, net of tax	19
Balance – end of period	$29,369

For the three months ended March 31, 2014 and 2013, we repurchased $332 million and $154 million of Common Shares in a series of open market transactions under existing Board authorizations. Refer to Note 7 to the Consolidated Financial Statements for additional information on the repurchase authorization. As of March 31, 2014, there were 4,857,768 Common Shares in treasury with a weighted average cost of $91.14 per share. For the period April 1, 2014 through May 1, 2014, we repurchased 531,000 Common Shares for a total of $53 million in a series of open market transactions. At May 1, 2014, $1.56 billion in share repurchase authorization remained through December 31, 2014.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Refer to Note 7 to the Consolidated Financial Statements for a discussion of our dividend methodology. At our May 2013 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $2.04 per share, or CHF 1.92 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2013. The annual dividend approved in May 2013 was paid in four quarterly installments, in accordance with the shareholder resolution.

At the January 10, 2014 Extraordinary General Meeting, our shareholders approved a resolution to increase our quarterly dividend 24 percent from $0.51 per share to $0.63 per share for the payment made on January 31, 2014 and April 17, 2014, with the $0.12 per share increase for each installment distributed from capital contribution reserves (and the $0.51 per share distributed by way of par value reduction).

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
January 13, 2014	January 31, 2014	$0.63 (CHF 0.55)
March 28, 2014	April 17, 2014	$0.63 (CHF 0.55)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2013 Form 10-K.

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

At March 31, 2014, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit growth somewhat lower than historical average levels. Management regularly examines both quantitative and qualitative analysis and for the quarter ended March 31, 2014, determined that no change to the benefit ratio was warranted.

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

Benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish benefit reserves at March 31, 2014 and show the sensitivity, at March 31, 2014, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until after March 31, 2014). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because this realized loss is expected to be exceeded by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$276	$166	$11	$(246)	$(589)	$(1,033)
	Increase/(decrease) in hedge value	(141)	1	144	290	441	599
	Increase/(decrease) in net income	$135	$167	$155	$44	$(148)	$(434)
Flat	(Increase)/decrease in Gross FVL	$175	$—	$(260)	$(593)	$(1,018)	$(1,531)
	Increase/(decrease) in hedge value	(141)	1	145	292	443	601
	Increase/(decrease) in net income	$34	$1	$(115)	$(301)	$(575)	$(930)
-100 bps	(Increase)/decrease in Gross FVL	$(64)	$(320)	$(645)	$(1,061)	$(1,564)	$(2,144)
	Increase/(decrease) in hedge value	(141)	1	146	293	445	604
	Increase/(decrease) in net income	$(205)	$(319)	$(499)	$(768)	$(1,119)	$(1,540)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$42	$(49)	$(1)	$1	$(19)	$15
	Increase/(decrease) in hedge value	—	—	—	—	2	—
	Increase/(decrease) in net income	$42	$(49)	$(1)	$1	$(17)	$15

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$17	$8	$(9)	$(18)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$17	$8	$(9)	$(18)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$149	$82	$(111)	$(235)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$149	$82	$(111)	$(235)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(224)	$(123)	$112	$204
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(224)	$(123)	$112	$204

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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 0 percent—10 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 65 percent—75 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from March 31, 2014 market levels and includes the impact of adjustments to the hedge portfolio made subsequent to that date.

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

Variable Annuity Net Amount at Risk
The tables below present the net amount at risk at March 31, 2014 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$451	$645	$1,145	$1,719	$1,775	$1,525
Claims at 100% immediate mortality	821	666	386	295	267	241

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$55	$163	$632	$1,516	$2,336	$2,682

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$47	$73	$112	$152	$186	$214
GLB net amount at risk	54	158	529	1,153	1,800	2,306
Claims at 100% immediate mortality	22	93	410	663	869	1,055

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

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2014. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 6 d) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to “Risk Factors” under Item 1A of Part I of our 2013 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
January 1 through January 31	1,600,509	$96.20	1,600,000	$1,789 million
February 1 through February 28	2,369,627	$94.84	1,837,082	$1,616 million
March 1 through March 31	52,100	$96.46	50,800	$1,611 million
Total	4,022,236		3,487,882

(1)
This column primarily represents open market share repurchases. Other activity during the three months ended March 31, 2014 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares purchased in the three months ended March 31, 2014 as part of the publicly announced plan was $332 million.

(3)
Refer to Note 7 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. For the period April 1, 2014 through May 1, 2014, we repurchased 531,000 Common Shares for a total of $53 million in a series of open market transactions. At May 1, 2014, $1.56 billion in share repurchase authorization remained through December 31, 2014.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

May 2, 2014	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President, and Chief Executive Officer

May 2, 2014	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	April 1, 2014

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 16, 2013

4.1	Articles of Association of the Company, as amended and restated	8-K	4	April 1, 2014

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 16, 2013

10.1*	Description of Directors Compensation				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements
					X
* Management Contract or Compensation Plan