Form 10-Q
period 2014-06-30
ACE Ltd
filed 2014-07-30
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 26.01 par value) outstanding as of July 16, 2014 was 335,698,995.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2014	2013
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $49,719 and $48,406)	$51,601	$49,254
(includes hybrid financial instruments of $305 and $302)
Fixed maturities held to maturity, at amortized cost (fair value – $6,015 and $6,263)	5,774	6,098
Equity securities, at fair value (cost – $874 and $841)	907	837
Short-term investments, at fair value and amortized cost	2,108	1,763
Other investments (cost – $2,876 and $2,671)	3,230	2,976
Total investments	63,620	60,928
Cash	594	579
Securities lending collateral	1,440	1,632
Accrued investment income	556	556
Insurance and reinsurance balances receivable	5,316	5,026
Reinsurance recoverable on losses and loss expenses	10,768	11,227
Reinsurance recoverable on policy benefits	234	218
Deferred policy acquisition costs	2,562	2,313
Value of business acquired	514	536
Goodwill and other intangible assets	5,522	5,404
Prepaid reinsurance premiums	1,867	1,675
Deferred tax assets	234	616
Investments in partially-owned insurance companies	470	470
Other assets	3,750	3,330
Total assets	$97,447	$94,510
Liabilities
Unpaid losses and loss expenses	$37,177	$37,443
Unearned premiums	8,296	7,539
Future policy benefits	4,778	4,615
Insurance and reinsurance balances payable	3,794	3,628
Securities lending payable	1,441	1,633
Accounts payable, accrued expenses, and other liabilities	5,419	4,810
Short-term debt	1,851	1,901
Long-term debt	4,057	3,807
Trust preferred securities	309	309
Total liabilities	67,122	65,685
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 26.01 and CHF 27.04 par value; 342,832,412 shares issued; 336,225,589 and 339,793,935 shares outstanding)	8,501	8,899
Common Shares in treasury (6,606,823 and 3,038,477 shares)	(630)	(255)
Additional paid-in capital	5,055	5,238
Retained earnings	15,304	13,791
Accumulated other comprehensive income (AOCI)	2,095	1,152
Total shareholders’ equity	30,325	28,825
Total liabilities and shareholders’ equity	$97,447	$94,510
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2014	2013	2014	2013
Revenues
Net premiums written	$4,559	$4,391	$8,744	$8,189
Increase in unearned premiums	(227)	(324)	(442)	(549)
Net premiums earned	4,332	4,067	8,302	7,640
Net investment income	556	534	1,109	1,065
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(13)	(7)	(25)	(10)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	—	2	—
Net OTTI losses recognized in income	(12)	(7)	(23)	(10)
Net realized gains (losses) excluding OTTI losses	(61)	111	(154)	320
Total net realized gains (losses) (includes $21, $38, $27, and $73 reclassified from AOCI)	(73)	104	(177)	310
Total revenues	4,815	4,705	9,234	9,015
Expenses
Losses and loss expenses	2,388	2,250	4,549	4,176
Policy benefits	144	110	258	241
Policy acquisition costs	758	665	1,486	1,279
Administrative expenses	566	564	1,101	1,078
Interest expense	72	73	143	133
Other (income) expense	(25)	37	(42)	27
Total expenses	3,903	3,699	7,495	6,934
Income before income tax	912	1,006	1,739	2,081
Income tax expense (includes $5, $7, $2, and $12 of reclassified unrealized gains)	133	115	226	237
Net income	$779	$891	$1,513	$1,844
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$589	$(1,470)	$1,108	$(1,586)
Reclassification adjustment for net realized gains included in net income	(21)	(38)	(27)	(73)
	568	(1,508)	1,081	(1,659)
Change in:
Cumulative translation adjustment	153	(175)	120	(386)
Pension liability	(5)	(3)	(13)	19
Other comprehensive income (loss), before income tax	716	(1,686)	1,188	(2,026)
Income tax (expense) benefit related to OCI items	(147)	296	(245)	399
Other comprehensive income (loss)	569	(1,390)	943	(1,627)
Comprehensive income (loss)	$1,348	$(499)	$2,456	$217
Earnings per share
Basic earnings per share	$2.30	$2.61	$4.47	$5.41
Diluted earnings per share	$2.28	$2.59	$4.43	$5.36
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2014	2013
Common Shares
Balance – beginning of period	$8,899	$9,591
Dividends declared on Common Shares – par value reduction	(398)	(342)
Balance – end of period	8,501	9,249
Common Shares in treasury
Balance – beginning of period	(255)	(159)
Common Shares repurchased	(569)	(212)
Net shares redeemed under employee share-based compensation plans	194	152
Balance – end of period	(630)	(219)
Additional paid-in capital
Balance – beginning of period	5,238	5,179
Net shares redeemed under employee share-based compensation plans	(169)	(128)
Exercise of stock options	(33)	(28)
Share-based compensation expense and other	100	105
Funding of dividends declared to Retained earnings	(81)	—
Balance – end of period	5,055	5,128
Retained earnings
Balance – beginning of period	13,791	10,033
Net income	1,513	1,844
Funding of dividends declared from Additional paid-in capital	81	—
Dividends declared on Common Shares	(81)	—
Balance – end of period	15,304	11,877
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,174	2,633
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $(210) and $332	898	(1,254)
Amounts reclassified from AOCI, net of income tax benefit of $2 and $12	(25)	(61)
Change in period, net of income tax (expense) benefit of $(208) and $344	873	(1,315)
Balance – end of period	2,047	1,318
Cumulative translation adjustment
Balance – beginning of period	63	339
Change in period, net of income tax (expense) benefit of $(42) and $62	78	(324)
Balance – end of period	141	15
Pension liability adjustment
Balance – beginning of period	(85)	(85)
Change in period, net of income tax (expense) benefit of $5 and $(7)	(8)	12
Balance – end of period	(93)	(73)
Accumulated other comprehensive income	2,095	1,260
Total shareholders’ equity	$30,325	$27,295
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2014	2013
Cash flows from operating activities
Net income	$1,513	$1,844
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	177	(310)
Amortization of premiums/discounts on fixed maturities	115	134
Deferred income taxes	117	98
Unpaid losses and loss expenses	(493)	(304)
Unearned premiums	594	693
Future policy benefits	139	117
Insurance and reinsurance balances payable	142	182
Accounts payable, accrued expenses, and other liabilities	37	230
Income taxes payable	(56)	20
Insurance and reinsurance balances receivable	(244)	(611)
Reinsurance recoverable on losses and loss expenses	546	538
Reinsurance recoverable on policy benefits	(14)	2
Deferred policy acquisition costs	(228)	(268)
Prepaid reinsurance premiums	(171)	(179)
Other	(78)	(378)
Net cash flows from operating activities	2,096	1,808
Cash flows from investing activities
Purchases of fixed maturities available for sale	(7,960)	(10,778)
Purchases of to be announced mortgage-backed securities	—	(26)
Purchases of fixed maturities held to maturity	(129)	(299)
Purchases of equity securities	(64)	(194)
Sales of fixed maturities available for sale	3,842	5,370
Sales of to be announced mortgage-backed securities	—	26
Sales of equity securities	45	62
Maturities and redemptions of fixed maturities available for sale	3,163	4,112
Maturities and redemptions of fixed maturities held to maturity	414	908
Net change in short-term investments	(295)	(137)
Net derivative instruments settlements	(185)	(317)
Acquisition of subsidiaries (net of cash acquired of $4 and $38)	(172)	(977)
Other	(118)	(126)
Net cash flows used for investing activities	(1,459)	(2,376)
Cash flows from financing activities
Dividends paid on Common Shares	(428)	(169)
Common Shares repurchased	(557)	(212)
Proceeds from issuance of long-term debt	699	947
Proceeds from issuance of short-term debt	977	1,570
Repayment of long-term debt	(500)	—
Repayment of short-term debt	(977)	(1,570)
Proceeds from share-based compensation plans, including windfall tax benefits	75	62
Other	86	30
Net cash flows (used for) from financing activities	(625)	658
Effect of foreign currency rate changes on cash and cash equivalents	3	(26)
Net increase in cash	15	64
Cash – beginning of period	579	615
Cash – end of period	$594	$679
Supplemental cash flow information
Taxes paid	$148	$88
Interest paid	$134	$117
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

2. Acquisitions

Large Corporate P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On July 4, 2014, we announced that we reached a definitive agreement to acquire the large corporate property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for approximately $685 million, at current exchange rates. This transaction, which is subject to regulatory approval and other customary closing conditions, is expected to be completed in the first quarter of 2015.

The Siam Commercial Samaggi Insurance PCL (Samaggi)
We and our local partner acquired 60.86 percent of Samaggi, a general insurance company in Thailand, from Siam Commercial Bank on April 28, 2014, and subsequently acquired an additional 32.17 percent ownership, through a mandatory tender offer, which expired on June 17, 2014. The purchase price for 93.03 percent of the company was $176 million in cash. This acquisition expands our presence in Thailand and Southeast Asia.

The acquisition generated $46 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $80 million based on ACE’s preliminary purchase price allocation.  The other intangible assets primarily relate to a bancassurance agreement. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(income) expense in the consolidated statements of operations. Goodwill and other intangible assets arising from this acquisition are included in the Insurance – Overseas General segment.

3. Investments

a) Fixed maturities

June 30, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,806	$80	$(17)	$2,869	$—
Foreign	15,084	563	(38)	15,609	(1)
Corporate securities	17,085	981	(36)	18,030	(3)
Mortgage-backed securities	11,185	308	(75)	11,418	(10)
States, municipalities, and political subdivisions	3,559	131	(15)	3,675	—
	$49,719	$2,063	$(181)	$51,601	$(14)
Held to maturity
U.S. Treasury and agency	$779	$18	$(2)	$795	$—
Foreign	809	44	—	853	—
Corporate securities	1,828	101	—	1,929	—
Mortgage-backed securities	1,187	54	—	1,241	—
States, municipalities, and political subdivisions	1,171	31	(5)	1,197	—
	$5,774	$248	$(7)	$6,015	$—

December 31, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,946	$62	$(59)	$2,949	$—
Foreign	14,336	377	(122)	14,591	—
Corporate securities	16,825	777	(132)	17,470	(6)
Mortgage-backed securities	10,937	184	(227)	10,894	(34)
States, municipalities, and political subdivisions	3,362	65	(77)	3,350	—
	$48,406	$1,465	$(617)	$49,254	$(40)
Held to maturity
U.S. Treasury and agency	$820	$16	$(4)	$832	$—
Foreign	864	33	—	897	—
Corporate securities	1,922	83	—	2,005	—
Mortgage-backed securities	1,341	39	(1)	1,379	—
States, municipalities, and political subdivisions	1,151	16	(17)	1,150	—
	$6,098	$187	$(22)	$6,263	$—

As discussed in Note 3 c), if a credit loss is indicated on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and six months ended June 30, 2014, $1 million and $5 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and six months ended June 30, 2013, $1 million and $25 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At June 30, 2014 and December 31, 2013, AOCI includes cumulative net unrealized depreciation of $1 million and $4 million, respectively, related to securities remaining in the investment portfolio at those dates for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 83 percent of the total mortgage-backed securities at June 30, 2014 and December 31, 2013 are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2014		2013
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,513	$2,537	$2,387	$2,411
Due after 1 year through 5 years	15,095	15,692	14,139	14,602
Due after 5 years through 10 years	15,917	16,575	16,200	16,535
Due after 10 years	5,009	5,379	4,743	4,812
	38,534	40,183	37,469	38,360
Mortgage-backed securities	11,185	11,418	10,937	10,894
	$49,719	$51,601	$48,406	$49,254
Held to maturity
Due in 1 year or less	$483	$489	$401	$405
Due after 1 year through 5 years	2,590	2,693	2,284	2,363
Due after 5 years through 10 years	1,157	1,206	1,686	1,723
Due after 10 years	357	386	386	393
	4,587	4,774	4,757	4,884
Mortgage-backed securities	1,187	1,241	1,341	1,379
	$5,774	$6,015	$6,098	$6,263

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	June 30	December 31
(in millions of U.S. dollars)	2014	2013
Cost	$874	$841
Gross unrealized appreciation	77	63
Gross unrealized depreciation	(44)	(67)
Fair value	$907	$837

c) Net realized gains (losses)
In accordance with guidance related to the recognition and presentation of OTTI, when an impairment related to a fixed maturity has occurred, OTTI is required to be recorded in Net income if management has the intent to sell the security or it is more likely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

As a general rule, we also consider that equity securities in an unrealized loss position for twelve consecutive months are other than temporarily impaired. For mutual funds included in equity securities in our consolidated balance sheet, we employ analysis similar to fixed maturities, when applicable.

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

For the three and six months ended June 30, 2014, credit losses recognized in Net income for corporate securities were $6 million and $10 million, respectively. For the three and six months ended June 30, 2013, credit losses recognized in Net income for corporate securities were $6 million and $7 million, respectively.

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

For the three and six months ended June 30, 2014 and 2013, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Fixed maturities:
OTTI on fixed maturities, gross	$(9)	$(6)	$(15)	$(7)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	—	2	—
OTTI on fixed maturities, net	(8)	(6)	(13)	(7)
Gross realized gains excluding OTTI	54	64	90	126
Gross realized losses excluding OTTI	(26)	(27)	(46)	(52)
Total fixed maturities	20	31	31	67
Equity securities:
OTTI on equity securities	(1)	—	(7)	(1)
Gross realized gains excluding OTTI	2	8	4	10
Gross realized losses excluding OTTI	—	(1)	(1)	(3)
Total equity securities	1	7	(4)	6
OTTI on other investments	(3)	(1)	(3)	(2)
Foreign exchange gains (losses)	(14)	(5)	(23)	71
Investment and embedded derivative instruments	(15)	40	(40)	58
Fair value adjustments on insurance derivative	2	101	(46)	429
S&P put options and futures	(72)	(68)	(91)	(318)
Other derivative instruments	9	(1)	7	(1)
Other	(1)	—	(8)	—
Net realized gains (losses)	$(73)	$104	$(177)	$310

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Balance of credit losses related to securities still held – beginning of period	$35	$35	$37	$43
Additions where no OTTI was previously recorded	5	4	7	4
Additions where an OTTI was previously recorded	1	2	3	3
Reductions for securities sold during the period	(17)	(1)	(23)	(10)
Balance of credit losses related to securities still held – end of period	$24	$40	$24	$40

d) Gross unrealized loss
At June 30, 2014, there were 3,253 fixed maturities out of a total of 25,285 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $3 million. There were 52 equity securities out of a total of 186 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $42 million. Fixed maturities in an unrealized loss position at June 30, 2014, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase. As of June 30, 2014, there was one mutual fund, classified as an equity security investment, that was in a continuous unrealized loss position for more than twelve months where an other-than-temporary loss was not recorded. The unrealized loss of $42 million was approximately 8 percent of the original cost of the related equity security. We believe the impairment was temporary based on the relative price decline of the security and our intent and ability to hold the investment to its anticipated recovery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$—	$—	$1,069	$(19)	$1,069	$(19)
Foreign	1,274	(11)	1,303	(27)	2,577	(38)
Corporate securities	1,118	(12)	1,050	(24)	2,168	(36)
Mortgage-backed securities	486	(4)	2,540	(71)	3,026	(75)
States, municipalities, and political subdivisions	366	(4)	1,041	(16)	1,407	(20)
Total fixed maturities	3,244	(31)	7,003	(157)	10,247	(188)
Equity securities	45	(2)	462	(42)	507	(44)
Other investments	39	(1)	—	—	39	(1)
Total	$3,328	$(34)	$7,465	$(199)	$10,793	$(233)

	0 – 12 Months		Over 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,794	$(57)	$31	$(6)	$1,825	$(63)
Foreign	4,621	(114)	201	(8)	4,822	(122)
Corporate securities	3,836	(118)	194	(14)	4,030	(132)
Mortgage-backed securities	5,248	(197)	384	(31)	5,632	(228)
States, municipalities, and political subdivisions	2,164	(90)	84	(4)	2,248	(94)
Total fixed maturities	17,663	(576)	894	(63)	18,557	(639)
Equity securities	498	(67)	—	—	498	(67)
Other investments	67	(9)	—	—	67	(9)
Total	$18,228	$(652)	$894	$(63)	$19,122	$(715)

e) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2014 and December 31, 2013, are investments, primarily fixed maturities, totaling $15.7 billion and $16.3 billion, respectively, and cash of $84 million and $162 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2014	2013
Trust funds	$10,554	$11,315
Deposits with non-U.S. regulatory authorities	1,969	1,970
Assets pledged under repurchase agreements	1,451	1,435
Deposits with U.S. regulatory authorities	1,336	1,334
Other pledged assets	459	391
	$15,769	$16,445

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three and six months ended June 30, 2014, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with a favorable (unfavorable) net income impact of approximately $1 million and $(2) million for the three and six months ended June 30, 2014, respectively. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2013 Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

June 30, 2014	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,677	$1,192	$—	$2,869
Foreign	216	15,381	12	15,609
Corporate securities	—	17,826	204	18,030
Mortgage-backed securities	—	11,411	7	11,418
States, municipalities, and political subdivisions	—	3,675	—	3,675
	1,893	49,485	223	51,601
Equity securities	414	491	2	907
Short-term investments	1,069	1,039	—	2,108
Other investments	336	254	2,640	3,230
Securities lending collateral	—	1,440	—	1,440
Investment derivative instruments	9	—	—	9
Other derivative instruments	16	2	—	18
Separate account assets	1,349	88	—	1,437
Total assets measured at fair value	$5,086	$52,799	$2,865	$60,750
Liabilities:
Investment derivative instruments	$10	$—	$—	$10
Other derivative instruments	15	2	—	17
GLB(1)	—	—	241	241
Total liabilities measured at fair value	$25	$2	$241	$268

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

The following table presents transfers of financial instruments between Level 1 and Level 2:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Transfers from Level 1 to Level 2	$—	$6	$—	$19
Transfers from Level 2 to Level 1	—	—	—	—

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at June 30, 2014 and December 31, 2013 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At June 30, 2014 and December 31, 2013, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period of Underlying Assets		2014		2013
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$274	$119	$256	$129
Real estate	3 to 9 Years	322	63	322	92
Distressed	6 to 9 Years	265	145	180	230
Mezzanine	6 to 9 Years	303	222	276	252
Traditional	3 to 8 Years	923	448	813	456
Vintage	1 to 3 Years	11	—	13	—
Investment funds	Not Applicable	385	—	428	—
		$2,483	$997	$2,288	$1,159

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	June 30, 2014	December 31, 2013
GLB(1)	$241	$193	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets					Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	GLB(1)
June 30, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$26	$151	$8	$2	$2,611	$243
Transfers into Level 3	2	26	—	—	—	—
Transfers out of Level 3	(16)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	2	—	—	7	—
Net Realized Gains/Losses	1	—	—	—	(3)	(2)
Purchases	—	30	—	—	152	—
Sales	(1)	(2)	—	—	(2)	—
Settlements	—	(3)	(1)	—	(125)	—
Balance–End of Period	$12	$204	$7	$2	$2,640	$241
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$(3)	$(2)

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $880 million at June 30, 2013, and $1.0 billion at March 31, 2013, which includes a fair value derivative adjustment of $652 million and $753 million, respectively.

	Assets						Liabilities
Six Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
June 30, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$44	$166	$8	$4	$7	$2,440	$193
Transfers into Level 3	2	30	—	—	—	—	—
Transfers out of Level 3	(34)	(22)	—	(2)	(7)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	2	—	1	—	48	—
Net Realized Gains/Losses	1	—	—	—	—	(3)	48
Purchases	2	45	—	1	—	352	—
Sales	(2)	(8)	—	(2)	—	(3)	—
Settlements	—	(9)	(1)	—	—	(194)	—
Balance–End of Period	$12	$204	$7	$2	$—	$2,640	$241
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$48

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $880 million at June 30, 2013, and $1.4 billion at December 31, 2012, which includes a fair value derivative adjustment of $652 million and $1.1 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$601	$194	$—	$795	$779
Foreign	—	853	—	853	809
Corporate securities	—	1,914	15	1,929	1,828
Mortgage-backed securities	—	1,241	—	1,241	1,187
States, municipalities, and political subdivisions	—	1,197	—	1,197	1,171
	601	5,399	15	6,015	5,774
Partially-owned insurance companies	—	—	470	470	470
Total assets	$601	$5,399	$485	$6,485	$6,244
Liabilities:
Short-term debt	$—	$1,870	$—	$1,870	$1,851
Long-term debt	—	4,392	—	4,392	4,057
Trust preferred securities	—	456	—	456	309
Total liabilities	$—	$6,718	$—	$6,718	$6,217

December 31, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$596	$236	$—	$832	$820
Foreign	—	897	—	897	864
Corporate securities	—	1,990	15	2,005	1,922
Mortgage-backed securities	—	1,379	—	1,379	1,341
States, municipalities, and political subdivisions	—	1,150	—	1,150	1,151
	596	5,652	15	6,263	6,098
Partially-owned insurance companies	—	—	470	470	470
Total assets	$596	$5,652	$485	$6,733	$6,568
Liabilities:
Short-term debt	$—	$1,913	$—	$1,913	$1,901
Long-term debt	—	4,088	—	4,088	3,807
Trust preferred securities	—	438	—	438	309
Total liabilities	$—	$6,439	$—	$6,439	$6,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
GMDB
Net premiums earned	$18	$20	$37	$40
Policy benefits and other reserve adjustments	$13	$25	$28	$44
GLB
Net premiums earned	$34	$37	$70	$76
Policy benefits and other reserve adjustments	10	2	19	11
Net realized gains (losses)	2	101	(48)	470
Gain recognized in income	$26	$136	$3	$535
Net cash received	$29	$31	$62	$63
Net (increase) decrease in liability	$(3)	$105	$(59)	$472

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures held to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 7 for additional information.

At June 30, 2014, reported liabilities for GMDB and GLB reinsurance were $107 million and $486 million, respectively, compared with $100 million and $427 million, respectively, at December 31, 2013. The reported liability for GLB reinsurance of $486 million at June 30, 2014, and $427 million at December 31, 2013, includes a fair value derivative adjustment of $241 million and $193 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At June 30, 2014 and December 31, 2013, the net amount at risk from reinsurance programs covering the GMDB risk only was $601 million and $586 million, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2014 and December 31, 2013, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 1.5 percent and 2.5 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at June 30, 2014 was approximately $676 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At June 30, 2014 and December 31, 2013, the net amount at risk from reinsurance programs covering the GLB risk only was $173 million and $136 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2014 and December 31, 2013, respectively);

•	there are no deaths, lapses, or withdrawals;

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

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At June 30, 2014 and December 31, 2013, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $69 million and $73 million, respectively.

At June 30, 2014 and December 31, 2013, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $142 million and $141 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (June 30, 2014 and December 31, 2013, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at June 30, 2014 was approximately $64 million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 69 years.

6. Debt

In May 2014, ACE INA Holdings Inc. issued $700 million of 3.35 percent senior notes due May 2024.  These senior notes are redeemable at any time at ACE INA Holdings Inc.'s option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate plus 0.15 percent). The notes are also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In May 2014, we reclassified ACE INA Holdings Inc.'s $450 million of 5.6 percent senior notes, due to mature on May 15, 2015, from Long-term debt to Short-term debt in the consolidated balance sheet.

In June 2014, ACE INA Holdings Inc.'s $500 million of 5.875 percent senior notes matured and were fully paid.

7. Commitments, contingencies, and guarantees

a) Derivative instruments
Derivative instruments employed
ACE maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. ACE also maintains positions in convertible securities that contain embedded derivatives. Investment derivative instruments are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP), convertible bonds are recorded in Fixed maturities available for sale (FM AFS) and convertible equity securities are recorded in Equity securities (ES) in the consolidated balance sheets. These are the most numerous and frequent derivative transactions.

In addition, ACE from time to time purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

Under reinsurance programs covering GLBs, ACE assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. ACE also maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business.

In relation to certain debt issuances, ACE from time to time enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At June 30, 2014, ACE had no in-force interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2014			December 31, 2013
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$2	$(4)	$1,296	$3	$(4)	$1,202
Cross-currency swaps	OA / (AP)	—	—	95	—	—	50
Options/Futures contracts on money market instruments	OA / (AP)	2	—	1,432	3	—	3,910
Futures contracts on notes and bonds	OA / (AP)	5	(6)	1,372	13	(2)	871
Convertible securities(1)	FM AFS / ES	333	—	280	302	—	254
		$342	$(10)	$4,475	$321	$(6)	$6,287
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$—	$(15)	$1,468	$—	$(60)	$1,692
Options on equity market indices (2)	OA / (AP)	2	—	250	6	—	250
Other	OA / (AP)	16	(2)	72	—	(2)	8
		$18	$(17)	$1,790	$6	$(62)	$1,950
GLB(3)	(AP) / (FPB)	$—	$(486)	$315	$—	$(427)	$277

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At June 30, 2014 and December 31, 2013, derivative liabilities of $14 million and $41 million, respectively, included in the table above were subject to a master netting agreement.  The remaining derivatives included in the table above were not subject to a master netting agreement.

At both June 30, 2014 and December 31, 2013, our repurchase obligations of $1,401 million were fully collateralized.  At June 30, 2014 and December 31, 2013, our securities lending payable was $1,441 million and $1,633 million, respectively, and our securities lending collateral was $1,440 million and $1,632 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Investment and embedded derivative instruments
Foreign currency forward contracts	$(1)	$12	$(4)	$17
All other futures contracts and options	(18)	33	(40)	40
Convertible securities(1)	4	(5)	4	1
Total investment and embedded derivative instruments	$(15)	$40	$(40)	$58
GLB and other derivative instruments
GLB(2)	$2	$101	$(46)	$429
Futures contracts on equities(3)	(71)	(66)	(88)	(303)
Options on equity market indices(3)	(1)	(2)	(3)	(15)
Other	9	(1)	7	(1)
Total GLB and other derivative instruments	$(61)	$32	$(130)	$110
	$(76)	$72	$(170)	$168

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

(iii) Convertible security investments
A convertible security is a debt instrument or preferred stock that can be converted into a predetermined amount of the issuer’s equity. The convertible option is an embedded derivative within the host instruments which are classified in the investment portfolio as either available for sale or as an equity security. ACE purchases convertible securities for their total return and not specifically for the conversion feature.

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

b) Other investments
At June 30, 2014, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.1 billion. In connection with these investments, we have commitments that may require funding of up to $1.0 billion over the next several years.

c) Taxation
As of June 30, 2014, $27 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

d) Letters of credit
We did not renew our $500 million bilateral letter of credit facility that expired in June 2014.  We elected instead to satisfy our collateral obligations primarily with insurance trusts supported by our investment portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

8. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2013 and May 2014 annual general meetings, our shareholders approved a dividend for the following year, respectively, payable in four quarterly installments after the annual general meetings in the form of a distribution by way of a par value reduction. At the January 10, 2014 Extraordinary General Meeting, our shareholders approved a resolution to increase our quarterly dividend from $0.51 per share to $0.63 per share for the final two quarterly installments (made on January 31, 2014 and April 17, 2014) that had been earlier approved at our 2013 annual general meeting. The $0.12 per share increase for each installment was distributed from capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves, and transferred to free reserves (Retained earnings) for payment, while the existing $0.51 per share was distributed by way of a par value reduction.

For the three and six months ended June 30, 2014, dividends per Common Share amounted to CHF 0.58 ($0.65) and CHF 1.23 ($1.40), respectively. For the six months ended June 30, 2014, dividends included a distribution from capital contribution reserves of CHF 0.20 ($0.24). Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 26.01 at June 30, 2014.

For the three and six months ended June 30, 2013, dividends per Common Share amounted to CHF 0.48 ($0.51) and CHF 0.94 ($1.00).

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2014, 6,606,823 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
For the three and six months ended June 30, 2014, ACE repurchased 2,306,000 and 5,793,882 Common Shares for a cost of $237 million and $569 million, respectively, in a series of open market transactions under the November 2013 Board authorization of a share repurchase program of up to $2.0 billion of ACE's Common Shares through December 31, 2014. At June 30, 2014, $1.37 billion in share repurchase authorization remained through December 31, 2014 pursuant to the Board authorization. For the period July 1, 2014 through July 29, 2014, ACE repurchased 1,281,630 Common Shares for a total of $133 million in a series of open market transactions. At July 29, 2014, $1.24 billion in share repurchase authorization remained through December 31, 2014.

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

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses from fair value changes on crop derivatives as a component of underwriting income. For example, for the three months ended June 30, 2014, underwriting income in our Insurance – North American Agriculture segment was $27 million. This amount includes $8 million of realized gains related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for the three months ended June 30, 2014, Life underwriting income of $89 million includes Net investment income of $66 million and gains from fair value changes in separate account assets of $17 million.

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,635	$388	$1,760	$278	$498	$—	$4,559
Net premiums earned	1,542	330	1,709	261	490	—	4,332
Losses and loss expenses	1,016	287	830	109	146	—	2,388
Policy benefits	—	—	—	—	144	—	144
Policy acquisition costs	152	23	402	60	121	—	758
Administrative expenses	175	1	256	14	73	47	566
Underwriting income (loss)	199	19	221	78	6	(47)	476
Net investment income	265	6	136	80	66	3	556
Net realized gains (losses) including OTTI	(11)	8	14	(15)	(72)	3	(73)
Interest expense	2	—	1	2	3	64	72
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(17)	—	(17)
Other	(24)	9	8	(10)	4	5	(8)
Income tax expense (benefit)	91	5	55	10	12	(40)	133
Net income (loss)	$384	$19	$307	$141	$(2)	$(70)	$779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Three Months Ended June 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,529	$453	$1,630	$292	$487	$—	$4,391
Net premiums earned	1,428	351	1,563	245	480	—	4,067
Losses and loss expenses	950	293	768	93	145	1	2,250
Policy benefits	—	—	—	—	110	—	110
Policy acquisition costs	142	20	360	48	95	—	665
Administrative expenses	159	3	251	12	86	53	564
Underwriting income (loss)	177	35	184	92	44	(54)	478
Net investment income	250	7	136	71	63	7	534
Net realized gains (losses) including OTTI	28	1	8	31	36	—	104
Interest expense	3	—	2	1	4	63	73
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	11	—	11
Other	(10)	8	17	2	3	6	26
Income tax expense (benefit)	91	8	50	7	10	(51)	115
Net income (loss)	$371	$27	$259	$184	$115	$(65)	$891

For the Six Months Ended June 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$3,053	$582	$3,531	$586	$992	$—	$8,744
Net premiums earned	3,029	433	3,321	545	974	—	8,302
Losses and loss expenses	1,956	413	1,647	235	297	1	4,549
Policy benefits	—	—	—	—	258	—	258
Policy acquisition costs	311	28	788	127	232	—	1,486
Administrative expenses	336	2	506	28	141	88	1,101
Underwriting income (loss)	426	(10)	380	155	46	(89)	908
Net investment income	535	13	268	157	130	6	1,109
Net realized gains (losses) including OTTI	(20)	6	4	(23)	(148)	4	(177)
Interest expense	5	—	2	3	6	127	143
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(11)	—	(11)
Other	(44)	17	2	(29)	11	12	(31)
Income tax expense (benefit)	174	(2)	92	20	22	(80)	226
Net income (loss)	$806	$(6)	$556	$295	$—	$(138)	$1,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Six Months Ended June 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$2,813	$566	$3,250	$571	$989	$—	$8,189
Net premiums earned	2,766	403	3,022	492	957	—	7,640
Losses and loss expenses	1,828	325	1,515	199	302	7	4,176
Policy benefits	—	—	—	—	241	—	241
Policy acquisition costs	285	24	699	96	175	—	1,279
Administrative expenses	284	8	487	24	171	104	1,078
Underwriting income (loss)	369	46	321	173	68	(111)	866
Net investment income	501	13	268	143	126	14	1,065
Net realized gains (losses) including OTTI	54	1	42	51	163	(1)	310
Interest expense	1	—	3	2	8	119	133
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	7	—	7
Other	(25)	16	16	(6)	3	16	20
Income tax expense (benefit)	185	10	96	15	23	(92)	237
Net income (loss)	$763	$34	$516	$356	$316	$(141)	$1,844

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Three Months Ended June 30, 2014
Insurance – North American P&C	$423	$1,018	$101	$1,542
Insurance – North American Agriculture	330	—	—	330
Insurance – Overseas General	727	395	587	1,709
Global Reinsurance	132	129	—	261
Life	—	—	490	490
	$1,612	$1,542	$1,178	$4,332
For the Three Months Ended June 30, 2013
Insurance – North American P&C	$368	$967	$93	$1,428
Insurance – North American Agriculture	351	—	—	351
Insurance – Overseas General	658	374	531	1,563
Global Reinsurance	132	113	—	245
Life	—	—	480	480
	$1,509	$1,454	$1,104	$4,067

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Six Months Ended June 30, 2014
Insurance – North American P&C	$828	$1,999	$202	$3,029
Insurance – North American Agriculture	433	—	—	433
Insurance – Overseas General	1,420	764	1,137	3,321
Global Reinsurance	286	259	—	545
Life	—	—	974	974
	$2,967	$3,022	$2,313	$8,302
For the Six Months Ended June 30, 2013
Insurance – North American P&C	$715	$1,869	$182	$2,766
Insurance – North American Agriculture	403	—	—	403
Insurance – Overseas General	1,243	713	1,066	3,022
Global Reinsurance	267	225	—	492
Life	—	—	957	957
	$2,628	$2,807	$2,205	$7,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income	$779	$891	$1,513	$1,844
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	337,846,228	341,047,290	338,353,260	340,913,450
Denominator for diluted earnings per share:
Share-based compensation plans	3,286,359	3,053,975	3,267,499	3,120,263
Weighted-average shares outstanding and assumed conversions	341,132,587	344,101,265	341,620,759	344,033,713
Basic earnings per share	$2.30	$2.61	$4.47	$5.41
Diluted earnings per share	$2.28	$2.59	$4.43	$5.36

Potential anti-dilutive share conversions	1,778,040	1,811,030	1,220,731	1,231,105

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013 for ACE Limited (Parent Guarantor) and ACE INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer.

During the third quarter of 2013, we determined that the Subsidiary Issuer columns presented in the previously issued condensed consolidating financial information should be presented on the equity method of accounting rather than on a consolidated basis. Accordingly, we have revised the disclosure to correct the Condensed Consolidating Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013. As a result of this revision to the Subsidiary Issuer condensed consolidating financial information, revenues and expenses and cash flows of the subsidiaries of ACE INA Holdings Inc. (Subsidiary Issuer) are now presented in the Other ACE Limited Subsidiaries column on a combined basis. In addition, we revised the Consolidating Adjustments and Eliminations column to correctly include all intercompany eliminations. Previously, this column reflected only ACE Limited parent company intercompany eliminations. We also revised the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013 to correct the presentation of negative cash associated with our affiliated notional cash pooling programs (Pools). In addition, certain items in the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013 have been reclassified to conform to current period presentation. Also, the operating cash flows have been corrected to properly reflect certain intercompany transactions previously recorded in financing cash flows for the six months ended June 30, 2013.

Total shareholders' equity and net income of the Subsidiary Issuer and Parent Guarantor were not impacted as a result of these revisions. The impact of the revisions was not material to the prior period consolidated financial statements taken as a whole. There was no impact on the consolidated amounts previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at June 30, 2014

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$33	$11	$63,576	$—	$63,620
Cash(1)	44	1	1,026	(477)	594
Insurance and reinsurance balances receivable	—	—	6,169	(853)	5,316
Reinsurance recoverable on losses and loss expenses	—	—	19,609	(8,841)	10,768
Reinsurance recoverable on policy benefits	—	—	1,260	(1,026)	234
Value of business acquired	—	—	514	—	514
Goodwill and other intangible assets	—	—	5,522	—	5,522
Investments in subsidiaries	30,207	18,946	—	(49,153)	—
Due from subsidiaries and affiliates, net	305	—	—	(305)	—
Other assets	4	295	14,300	(3,720)	10,879
Total assets	$30,593	$19,253	$111,976	$(64,375)	$97,447
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,589	$(8,412)	$37,177
Unearned premiums	—	—	10,154	(1,858)	8,296
Future policy benefits	—	—	5,804	(1,026)	4,778
Due to (from) subsidiaries and affiliates, net	—	78	227	(305)	—
Affiliated notional cash pooling programs(1)	—	477	—	(477)	—
Short-term debt	—	450	1,401	—	1,851
Long-term debt	—	4,045	12	—	4,057
Trust preferred securities	—	309	—	—	309
Other liabilities	268	1,418	12,112	(3,144)	10,654
Total liabilities	268	6,777	75,299	(15,222)	67,122
Total shareholders’ equity	30,325	12,476	36,677	(49,153)	30,325
Total liabilities and shareholders’ equity	$30,593	$19,253	$111,976	$(64,375)	$97,447

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,559	$—	$4,559
Net premiums earned	—	—	4,332	—	4,332
Net investment income	1	1	554	—	556
Equity in earnings of subsidiaries	745	231	—	(976)	—
Net realized gains (losses) including OTTI	—	8	(81)	—	(73)
Losses and loss expenses	—	—	2,388	—	2,388
Policy benefits	—	—	144	—	144
Policy acquisition costs and administrative expenses	22	8	1,294	—	1,324
Interest (income) expense	(9)	70	11	—	72
Other (income) expense	(50)	6	19	—	(25)
Income tax expense (benefit)	4	(25)	154	—	133
Net income	$779	$181	$795	$(976)	$779
Comprehensive income	$1,348	$511	$1,364	$(1,875)	$1,348
Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Three Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,391	$—	$4,391
Net premiums earned	—	—	4,067	—	4,067
Net investment income	1	1	532	—	534
Equity in earnings of subsidiaries	842	257	—	(1,099)	—
Net realized gains (losses) including OTTI	—	—	104	—	104
Losses and loss expenses	—	—	2,250	—	2,250
Policy benefits	—	—	110	—	110
Policy acquisition costs and administrative expenses	12	5	1,212	—	1,229
Interest (income) expense	(8)	69	12	—	73
Other (income) expense	(57)	6	88	—	37
Income tax expense (benefit)	5	(33)	143	—	115
Net income	$891	$211	$888	$(1,099)	$891
Comprehensive loss	$(499)	$(533)	$(502)	$1,035	$(499)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Three Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$2,502	$1,889	$—	$4,391
Net premiums earned	—	2,331	1,736	—	4,067
Net investment income	1	254	279	—	534
Equity in earnings of subsidiaries	842	—	—	(842)	—
Net realized gains (losses) including OTTI	—	28	76	—	104
Losses and loss expenses	—	1,434	816	—	2,250
Policy benefits	—	63	47	—	110
Policy acquisition costs and administrative expenses	12	674	543	—	1,229
Interest (income) expense	(8)	74	7	—	73
Other (income) expense	(57)	65	29	—	37
Income tax expense	5	92	18	—	115
Net income	$891	$211	$631	$(842)	$891
Comprehensive income (loss)	$(499)	$(533)	$1,375	$(842)	$(499)

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,744	$—	$8,744
Net premiums earned	—	—	8,302	—	8,302
Net investment income	1	1	1,107	—	1,109
Equity in earnings of subsidiaries	1,447	411	—	(1,858)	—
Net realized gains (losses) including OTTI	—	7	(184)	—	(177)
Losses and loss expenses	—	—	4,549	—	4,549
Policy benefits	—	—	258	—	258
Policy acquisition costs and administrative expenses	39	14	2,534	—	2,587
Interest (income) expense	(19)	141	21	—	143
Other (income) expense	(92)	20	30	—	(42)
Income tax expense (benefit)	7	(55)	274	—	226
Net income	$1,513	$299	$1,559	$(1,858)	$1,513
Comprehensive income	$2,456	$777	$2,502	$(3,279)	$2,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income (Revised)

For the Six Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,189	$—	$8,189
Net premiums earned	—	—	7,640	—	7,640
Net investment income	1	2	1,062	—	1,065
Equity in earnings of subsidiaries	1,756	445	—	(2,201)	—
Net realized gains (losses) including OTTI	12	—	298	—	310
Losses and loss expenses	—	—	4,176	—	4,176
Policy benefits	—	—	241	—	241
Policy acquisition costs and administrative expenses	27	9	2,321	—	2,357
Interest (income) expense	(15)	131	17	—	133
Other (income) expense	(95)	15	107	—	27
Income tax expense (benefit)	8	(66)	295	—	237
Net income	$1,844	$358	$1,843	$(2,201)	$1,844
Comprehensive income (loss)	$217	$(534)	$216	$318	$217

Condensed Consolidating Statements of Operations and Comprehensive Income (As previously reported)

For the Six Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries and Eliminations(1)	Consolidating Adjustments (2)	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$4,584	$3,605	$—	$8,189
Net premiums earned	—	4,337	3,303	—	7,640
Net investment income	1	502	562	—	1,065
Equity in earnings of subsidiaries	1,756	—	—	(1,756)	—
Net realized gains (losses) including OTTI	12	38	260	—	310
Losses and loss expenses	—	2,687	1,489	—	4,176
Policy benefits	—	144	97	—	241
Policy acquisition costs and administrative expenses	27	1,300	1,030	—	2,357
Interest (income) expense	(15)	141	7	—	133
Other (income) expense	(95)	99	23	—	27
Income tax expense	8	148	81	—	237
Net income	$1,844	$358	$1,398	$(1,756)	$1,844
Comprehensive income (loss)	$217	$(534)	$2,290	$(1,756)	$217

(1)	Includes all other subsidiaries of ACE Limited and intercompany eliminations.

(2)	Includes ACE Limited parent company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$83	$(7)	$2,020	$—	$2,096
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(7,963)	3	(7,960)
Purchases of fixed maturities held to maturity	—	—	(129)	—	(129)
Purchases of equity securities	—	—	(64)	—	(64)
Sales of fixed maturities available for sale	—	—	3,845	(3)	3,842
Sales of equity securities	—	—	45	—	45
Maturities and redemptions of fixed maturities available for sale	—	—	3,163	—	3,163
Maturities and redemptions of fixed maturities held to maturity	—	—	414	—	414
Net change in short-term investments	(1)	(1)	(293)	—	(295)
Net derivative instruments settlements	—	(7)	(178)	—	(185)
Acquisition of subsidiaries (net of cash acquired of $4)	—	—	(172)	—	(172)
Other	—	(3)	(115)	—	(118)
Net cash flows used for investing activities	(1)	(11)	(1,447)	—	(1,459)
Cash flows from financing activities
Dividends paid on Common Shares	(428)	—	—	—	(428)
Common Shares repurchased	—	—	(557)	—	(557)
Proceeds from issuance of long-term debt	—	699	—	—	699
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	75	—	75
Advances (to) from affiliates	575	(667)	92	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(185)	477	—	(292)	—
Other	—	(6)	92	—	86
Net cash flows (used for) from financing activities	(38)	3	(298)	(292)	(625)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash	44	(15)	278	(292)	15
Cash – beginning of period(1)	—	16	748	(185)	579
Cash – end of period(1)	$44	$1	$1,026	$(477)	$594

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2014 and December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows (Revised)

For the Six Months Ended June 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$18	$(38)	$1,828	$—	$1,808
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(10,907)	103	(10,804)
Purchases of fixed maturities held to maturity	—	—	(299)	—	(299)
Purchases of equity securities	—	—	(194)	—	(194)
Sales of fixed maturities available for sale	—	—	5,499	(103)	5,396
Sales of equity securities	—	—	62	—	62
Maturities and redemptions of fixed maturities available for sale	—	—	4,112	—	4,112
Maturities and redemptions of fixed maturities held to maturity	—	—	908	—	908
Net change in short-term investments	—	3	(140)	—	(137)
Net derivative instruments settlements	—	—	(317)	—	(317)
Acquisition of subsidiaries (net of cash acquired of $38)	—	—	(977)	—	(977)
Capital contribution	(119)	(1,010)	—	1,129	—
Other	—	—	(126)	—	(126)
Net cash flows used for investing activities	(119)	(1,007)	(2,379)	1,129	(2,376)
Cash flows from financing activities
Dividends paid on Common Shares	(169)	—	—	—	(169)
Common Shares repurchased	—	—	(212)	—	(212)
Net proceeds from issuance of long-term debt	—	947	—	—	947
Advances (to) from affiliates	(352)	352	—	—	—
Net payments to affiliated notional cash pooling programs(1)	513	(253)	—	(260)	—
Proceeds from exercise of options for Common Shares	6	—	56	—	62
Capital contribution	—	—	1,129	(1,129)	—
Other	—	—	30	—	30
Net cash flows from (used for) financing activities	(2)	1,046	1,003	(1,389)	658
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Net increase (decrease) in cash	(103)	1	426	(260)	64
Cash – beginning of period(1)	103	2	859	(349)	615
Cash – end of period(1)	$—	$3	$1,285	$(609)	$679

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2014.

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

______________________________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2014, we had total assets of $97 billion and shareholders’ equity of $30 billion. ACE opened its first business office in Bermuda, in 1985, and continues to maintain operations in Bermuda.

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For more information on our segments refer to “Segment Information” in our 2013 Form 10-K.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. The Insurance – Overseas General segment has recently expanded its operations through the following acquisitions:

•
The Siam Commercial Samaggi Insurance PCL (Samaggi) (we and our local partner acquired 60.86 percent ownership on April 28, 2014, and subsequently acquired an additional 32.17 percent ownership through a mandatory tender offer, which expired on June 17, 2014);

•	ABA Seguros (May 2, 2013); and

•	Fianzas Monterrey (April 1, 2013).

The consolidated financial statements include results of acquired businesses from the acquisition dates. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

______________________________________________________________________________________________________________________
Financial Highlights for the Three Months Ended June 30, 2014

•	Net income was $779 million compared with $891 million in the prior year period.

•	Total company net premiums written increased 3.8 percent, or 4.5 percent on a constant-dollar basis.

•	The P&C combined ratio was 87.7 percent compared with 87.9 percent in the prior year period.

•	The current accident year P&C combined ratio excluding catastrophe losses was 88.9 percent compared with 89.2 percent in the prior year period.

•	The P&C expense ratio was 29.3 percent compared with 29.2 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $80 million (2.1 percentage points of the combined ratio) and $67 million, respectively, compared with $81 million (2.3 percentage points of the combined ratio) and $66 million, respectively, in the prior year period.

•
Favorable prior period development pre-tax and after-tax were $126 million (3.3 percentage points of the combined ratio) and $106 million, respectively, compared with $128 million (3.6 percentage points of the combined ratio) and $109 million, respectively, in the prior year period.

•	Operating cash flow was $846 million for the quarter.

•	Net investment income increased 4.2 percent to $556 million.

•	Share repurchases totaled $237 million, or approximately 2.3 million shares, during the quarter.

__________________________________________________________________________________________________________
Consolidated Operating Results – Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$4,559	$4,391	3.8%	$8,744	$8,189	6.8%
Net premiums earned	4,332	4,067	6.5%	8,302	7,640	8.7%
Net investment income	556	534	4.2%	1,109	1,065	4.1%
Net realized gains (losses)	(73)	104	NM	(177)	310	NM
Total revenues	4,815	4,705	2.3%	9,234	9,015	2.4%
Losses and loss expenses	2,388	2,250	6.1%	4,549	4,176	8.9%
Policy benefits	144	110	30.9%	258	241	7.1%
Policy acquisition costs	758	665	14.0%	1,486	1,279	16.2%
Administrative expenses	566	564	0.4%	1,101	1,078	2.1%
Interest expense	72	73	(1.4)%	143	133	7.5%
Other (income) expense	(25)	37	NM	(42)	27	NM
Total expenses	3,903	3,699	5.5%	7,495	6,934	8.1%
Income before income tax	912	1,006	(9.3)%	1,739	2,081	(16.4)%
Income tax expense	133	115	15.7%	226	237	(4.6)%
Net income	$779	$891	(12.5)%	$1,513	$1,844	(18.0)%
NM – not meaningful

The following tables present a breakdown of consolidated net premiums written for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Commercial P&C (retail and wholesale)	$2,067	$1,964	5.2%	$4,076	$3,846	6.0%
Personal and small commercial lines	614	522	17.6%	1,124	891	26.1%
Reinsurance	278	292	(4.9)%	586	571	2.5%
Property, casualty, and all other	2,959	2,778	6.5%	5,786	5,308	9.0%
Agriculture	388	453	(14.2)%	582	566	3.0%
Personal accident (A&H)	961	925	3.9%	1,878	1,839	2.1%
Life	251	235	6.9%	498	476	4.6%
Total consolidated	$4,559	$4,391	3.8%	$8,744	$8,189	6.8%
Total consolidated - constant dollars (C$) (1)		$4,362	4.5%		$8,097	8.0%

	2014 % of Total	2013 % of Total		2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	45%	45%		46%	47%
Personal and small commercial lines	14%	12%		13%	11%
Reinsurance	6%	6%		7%	7%
Property, casualty, and all other	65%	63%		66%	65%
Agriculture	8%	11%		7%	7%
Personal accident (A&H)	21%	21%		21%	22%
Life	6%	5%		6%	6%
Total consolidated	100%	100%		100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased for the three months ended June 30, 2014 in our Insurance – Overseas General segment on a constant-dollar basis from new business writings in all product lines – A&H, personal lines, and P&C. In addition, the acquisitions of ABA Seguros in May 2013 and Samaggi in April 2014 added to premium growth. The impact of foreign exchange adversely impacted growth on an as reported basis. Our Insurance – North American P&C segment also reported increases in net premiums written in our retail division from growth across a broad range of our product portfolio including our risk management business, surety, professional, general and specialty casualty, and A&H lines of business reflecting higher production and strong renewal retention. In addition, we grew net premiums written in our Commercial Risk Services division, primarily specialty and program business, and our personal lines division, primarily in the homeowners and automobile business offered through ACE Private Risk Services. Our wholesale and specialty division contributed to the increase in net premiums written from higher production in our property, casualty, and professional lines of business. Our Insurance – North American Agriculture segment reported a decrease in net premiums written primarily due to lower Multiple Peril Crop Insurance (MPCI) production reflecting lower commodity prices, partially offset by higher premium retention primarily as a result of the non-renewal of a third-party proportional reinsurance agreement.

For the six months ended June 30, 2014, net premiums written increased in our Insurance – Overseas General and Insurance – North American P&C segments due primarily to the factors described above. The acquisition of Fianzas Monterrey in April 2013 also added to premium growth in our Insurance – Overseas General segment. In addition, net premiums written increased in our Insurance – North American Agriculture segment, primarily due to decreased premium cessions to the U.S. government and to third-party reinsurers.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased for the three and six months ended June 30, 2014 primarily due to the increase in net premiums written as described above.

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

The following table presents our consolidated loss and loss expense ratio, policy acquisition cost ratio, administrative expense ratio, and combined ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Loss and loss expense ratio	58.4%	58.7%	58.0%	58.0%
Policy acquisition cost ratio	16.6%	15.9%	17.1%	16.5%
Administrative expense ratio	12.7%	13.3%	13.1%	13.6%
Combined ratio	87.7%	87.9%	88.2%	88.1%

The following table presents the impact of catastrophe losses and related reinstatement premiums and the impact of prior period reserve development on our consolidated loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	58.4%	58.7%	58.0%	58.0%
Catastrophe losses and related reinstatement premiums	(2.1)%	(2.3)%	(1.8)%	(1.7)%
Prior period development	3.3%	3.6%	2.4%	3.0%
Loss and loss expense ratio, adjusted	59.6%	60.0%	58.6%	59.3%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $80 million and $133 million for the three and six months ended June 30, 2014, compared with $81 million and $113 million in the prior year periods, respectively. Catastrophe losses through June 30, 2014 were primarily related to severe weather-related events in the U.S., Japan, and Australia, and flooding and hailstorms in Europe. Catastrophe losses in the prior year periods were primarily related to flooding in Canada and Australia and severe storms in the U.S. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2014 primarily due to both mix of business and underwriting actions improving loss ratios on several portfolios.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $126 million and $188 million for the three and six months ended June 30, 2014, respectively. This compares with net favorable prior period development of $128 million and $198 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three and six months ended June 30, 2014 was $556 million and $1.1 billion compared with $534 million and $1.1 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio increased for the three and six months ended June 30, 2014 primarily due to a change in the mix of business to products and regions that have a higher acquisition ratio.

Our administrative expense ratio decreased for the three months ended June 30, 2014 primarily due to growth in net premiums earned that outpaced the growth in administrative expenses, and the impact of the acquisitions described above, which include lower administrative expenses than our other businesses. In addition, the prior year included an expense adjustment that unfavorably impacted the prior year administrative expense ratio. A similar adjustment did not occur in the current year.

Our administrative expense ratio decreased for the six months ended June 30, 2014 primarily due to growth in net premiums earned that outpaced the growth in administrative expenses, and the impact of the acquisitions described above. In addition, the prior year included expense adjustments that unfavorably impacted the prior year administrative expense ratio, which were offset by the favorable impact of a prior year legal settlement.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 14.6 percent and 13.0 percent for the three and six months ended June 30, 2014, respectively. Our effective income tax rate was 11.5 percent and 11.4 percent for the three and six months ended June 30, 2013, respectively. The increase in effective tax rate was primarily due to both net realized losses and a lower percentage of operating earnings being generated in lower tax paying jurisdictions.

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

Three Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2014
Insurance – North American P&C	$(19)	$(20)	$(39)	0.2%
Insurance – North American Agriculture	—	—	—	—
Insurance – Overseas General	3	(66)	(63)	0.8%
Global Reinsurance	(24)	—	(24)	1.2%
Total	$(40)	$(86)	$(126)	0.5%
2013
Insurance – North American P&C	$(19)	$(28)	$(47)	0.3%
Insurance – North American Agriculture	—	—	—	—
Insurance – Overseas General	1	(53)	(52)	0.7%
Global Reinsurance	(27)	(2)	(29)	1.3%
Total	$(45)	$(83)	$(128)	0.5%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Six Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2014
Insurance – North American P&C	$(80)	$(27)	$(107)	0.7%
Insurance – North American Agriculture	—	38	38	7.5%
Insurance – Overseas General	4	(90)	(86)	1.0%
Global Reinsurance	(23)	(10)	(33)	1.5%
Total	$(99)	$(89)	$(188)	0.7%
2013
Insurance – North American P&C	$(48)	$(39)	$(87)	0.5%
Insurance – North American Agriculture	—	(3)	(3)	0.9%
Insurance – Overseas General	1	(75)	(74)	0.9%
Global Reinsurance	(29)	(5)	(34)	1.5%
Total	$(76)	$(122)	$(198)	0.7%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
2014
For the three months ended June 30, 2014, net favorable PPD was $39 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $19 million in long-tail business, primarily from:

•
Net favorable development of $33 million in our workers' compensation lines primarily in the 2013 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Net favorable development of $21 million in our auto liability excess lines primarily impacting the 2009 accident year. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review and original pricing assumptions; and

•
Net adverse development of $28 million in our Brandywine run-off portfolios, primarily in general and products liability lines, including unallocated loss adjustment expenses, impacting the 1996 and prior accident years. Loss activity was higher than expected in these portfolios.

•
Net favorable development of $20 million in short-tail business, with the notable driver being net favorable development of $14 million on wholesale property, primarily impacting the 2012 and 2013 accident years. Paid and reported loss activity was favorable relative to prior expectations, especially in our primary business, and in the development of losses arising from natural catastrophes.

For the six months ended June 30, 2014, net favorable PPD was $107 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $80 million in long-tail business, primarily from:

•
Favorable development of $67 million in our excess casualty and umbrella businesses. Resolution of a disputed matter on an individual claim led to a release of $42 million in the 2003 accident year, and lower than expected reported activity across a number of years drove the remaining improvement;

•	Favorable development of $26 million in our surety business, primarily from favorable claim emergence in the 2012 accident year;

•
Net favorable development of $21 million in our auto liability excess lines primarily impacting the 2009 accident year due to the same factors experienced for the three months ended June 30, 2014 as described above; and

•
Net adverse development of $36 million in our Brandywine run-off portfolios, primarily in general and products liability lines, including unallocated loss adjustment expenses, impacting the 1996 and prior accident years due to the same factors experienced for the three months ended June 30, 2014 as described above.

•
Net favorable development of $27 million in short-tail business driven by net favorable development of $14 million on wholesale property, primarily impacting the 2012 and 2013 accident years, due to the same factors experienced for the three months ended June 30, 2014 as described above.

2013
For the three months ended June 30, 2013, net favorable PPD was $47 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $19 million in long-tail business, primarily from:

•
Net favorable development of $28 million in our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

•
Favorable development of $40 million related to our annual assessment of multi-claimant events including industrial accidents impacting the 2012 accident year. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses;

•
Net favorable development of $28 million on excess and high deductible workers' compensation lines driven by lower levels of reported losses than anticipated in our prior review and original pricing assumptions; and

•
Adverse development of $40 million predominantly in workers' compensation related product lines primarily impacting the 2006 and prior accident years. The development was a function of higher than expected reported loss activity, higher allocated loss adjustment expenses, as well as increased weighting applied to experience-based methods.

•
Net adverse development of $24 million in our Brandywine run-off portfolios primarily in general liability and workers' compensation product lines, including unallocated loss adjustment expenses, impacting the 1996 and prior accident years. Loss activity was higher than expected in these portfolios.

•
Net favorable development of $28 million in short-tail business, which was the net result of several underlying favorable and adverse movements, none of which was significant individually or in the aggregate.

For the six months ended June 30, 2013, net favorable PPD was $87 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $48 million in long-tail business, primarily from:

•
Favorable development of $50 million in our U.S. excess casualty and umbrella businesses primarily impacting the 2007 and prior accident years. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review. In addition, increased weighting was applied to experience-based methods;

•
Net favorable development of $28 million in our national accounts portfolios, which consist of commercial auto, general liability and workers' compensation lines of business, due to the same factors experienced for the three months ended June 30, 2013 as described above.

•
Net adverse development of $24 million in our Brandywine run-off portfolios' general liability and workers' compensation product lines, including unallocated loss adjustment expenses, impacting the 1996 and prior accident years due to the same factors experienced for the three months ended June 30, 2013 as described above.

•
Favorable development of $22 million in our surety business primarily impacting the 2011 accident year. Reported claims to date in the 2011 accident year were lower than historical averages which in turn has generated lower than expected reported loss activity; and

•
Adverse development of $23 million in our construction business impacting the 2012 and prior accident years. The adverse development was realized in both our workers' compensation and general liability product lines where loss activity in the period since our prior review was higher than expected.

•
Net favorable development of $39 million in short-tail business, which was the net result of several underlying favorable and adverse movements, none of which was significant individually or in the aggregate.

Insurance – North American Agriculture
Insurance – North American Agriculture experienced no PPD in both the three months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, adverse PPD was $38 million compared with favorable PPD of $3 million for the prior year period. Actual claim development in the first quarter of 2014 for the Multiple Peril Crop Insurance (MPCI) business was higher than our year-end 2013 expectations for the 2013 crop year.

Insurance – Overseas General
2014
For the three months ended June 30, 2014 net favorable PPD was $63 million which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Favorable development of $66 million in short-tail business, primarily from the property (excluding technical lines) and marine lines. Favorable large loss experience in accident year 2013 led to a $36 million reduction. Favorable development on specific claims and additional credibility assigned to accident years 2012 and prior favorable indications led to a $28 million reduction.

For the six months ended June 30, 2014 net favorable PPD was $86 million due primarily to the same factors experienced for the three months ended June 30, 2014 as described above.

2013
For the three months ended June 30, 2013 net favorable PPD was $52 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Favorable development of $53 million in short-tail business, primarily from property and marine lines. Accident year 2009 through 2012 had favorable development of $38 million with no significant movement in any particular line or year. Accident years 2007 and prior had favorable development of $15 million mainly from specific litigated claims.

For the six months ended June 30, 2013 net favorable PPD was $74 million due to the same factors experienced for the three months ended June 30, 2013 as described above.

Global Reinsurance
2014
For the three and six months ended June 30, 2014, net favorable PPD were $24 million and $33 million, respectively, which were the net result of several underlying favorable and adverse movements across a number of lines and across a number of treaty years, none of which was significant individually or in the aggregate.

2013
For the three months ended June 30, 2013, net favorable PPD was $29 million which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•
Favorable development of $27 million in long-tail business, primarily in the casualty line of business principally in treaty years 2007 and prior and in the professional liability line of business principally in treaty years 2008 and prior. Following the reserve studies completed in the three months ended June 30, 2013, we increased weighting applied to experience-

based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

For the six months ended June 30, 2013, net favorable PPD was $34 million, which was the net result of several underlying favorable and adverse movements, primarily due to the same factors experienced for the three months ended June 30, 2013 as described above.

__________________________________________________________________________________________________________
Segment Operating Results – Three and Six Months Ended June 30, 2014 and 2013
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2013 Form 10-K under Item 1. The discussions that follow include tables that show our segment operating results for the three and six months ended June 30, 2014 and 2013.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$1,635	$1,529	6.9%	$3,053	$2,813	8.5%
Net premiums earned	1,542	1,428	7.9%	3,029	2,766	9.5%
Losses and loss expenses	1,016	950	6.9%	1,956	1,828	7.0%
Policy acquisition costs	152	142	7.0%	311	285	9.1%
Administrative expenses	175	159	10.1%	336	284	18.3%
Underwriting income	199	177	12.4%	426	369	15.4%
Net investment income	265	250	6.0%	535	501	6.8%
Net realized gains (losses)	(11)	28	NM	(20)	54	NM
Interest expense	2	3	(33.3)%	5	1	400.0%
Other (income) expense	(24)	(10)	140.0%	(44)	(25)	76.0%
Income tax expense	91	91	—	174	185	(5.9)%
Net income	$384	$371	3.5%	$806	$763	5.6%
Loss and loss expense ratio	66.0%	66.6%		64.6%	66.1%
Policy acquisition cost ratio	9.8%	9.9%		10.3%	10.3%
Administrative expense ratio	11.3%	11.1%		11.0%	10.3%
Combined ratio	87.1%	87.6%		85.9%	86.7%

Net premiums written increased for the three and six months ended June 30, 2014 in our retail division from growth across a broad range of our product portfolio including our risk management business, surety, professional, general and specialty casualty, and A&H lines of business reflecting higher production and strong renewal retention. In addition, we grew net premiums written for the three and six months ended June 30, 2014 in our Commercial Risk Services division, primarily specialty and program business, and our personal lines division, primarily in the homeowners and automobile business offered through ACE Private Risk Services. Our wholesale and specialty divisions contributed to the increase in net premiums written for the three and six months ended June 30, 2014 from higher production in our property, casualty, and professional lines of business. In addition, net premiums written increased for the three and six months ended June 30, 2014 due to lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program.

Net premiums earned increased for the three and six months ended June 30, 2014 primarily due to the increase in net premiums written as described above.
The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Commercial P&C (retail and wholesale)	$1,215	$1,132	7.3%	$2,385	$2,192	8.8%
Personal and small commercial lines	226	203	11.4%	442	392	12.8%
Personal accident (A&H)	101	93	7.8%	202	182	10.2%
Net premiums earned	$1,542	$1,428	7.9%	$3,029	$2,766	9.5%

	2014 % of Total	2013 % of Total		2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	79%	79%		78%	79%
Personal and small commercial lines	15%	15%		15%	14%
Personal accident (A&H)	6%	6%		7%	7%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	66.0%	66.6%	64.6%	66.1%
Catastrophe losses and related reinstatement premiums	(2.4)%	(3.5)%	(2.3)%	(2.2)%
Prior period development	2.6%	3.4%	3.6%	3.2%
Loss and loss expense ratio, adjusted	66.2%	66.5%	65.9%	67.1%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $36 million and $68 million for the three and six months ended June 30, 2014, compared with $50 million and $61 million in the prior year periods, respectively. Catastrophe losses through June 30, 2014 were primarily from severe weather-related events in the U.S. and Australia. Catastrophe losses through June 30, 2013 were primarily from flooding in Canada and severe weather-related events in the U.S. Net favorable prior period development was $39 million and $107 million for the three and six months ended June 30, 2014, compared with $47 million and $87 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. For the three and six months ended June 30, 2014, the adjusted loss and loss expense ratio declined due to lower loss ratios in several of our lines where a combination of the execution of detailed portfolio management plans, product mix and earned rate changes have resulted in improved current accident year loss ratio performance. The improvement also reflects a reduction in loss adjustment expenses due to a change in estimated claim handling costs. These reductions were partially offset by higher non-catastrophe large losses in the current year quarter.
The policy acquisition cost ratio decreased slightly for the quarter and remained flat for the six months ended June 30, 2014.

The administrative expense ratio was higher for the three months ended June 30, 2014 due primarily to a non-recurring expense adjustment which unfavorably impacted the current year ratio. Excluding this adjustment, the administrative expense ratio decreased by 0.1 points. For the six months ended June 30, 2014, the administrative expense ratio was higher compared to the prior year ratio which included a 1.0 point favorable impact related to a $29 million legal settlement. Excluding the impact of the legal settlement and the second quarter expense adjustment, the administrative expense ratio decreased for the six-month period by 0.4 points due to growth in net premiums earned that outpaced the growth in administrative expenses.

Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$388	$453	(14.2)%	$582	$566	3.0%
Net premiums earned	330	351	(5.7)%	433	403	7.6%
Losses and loss expenses (1)	279	293	(4.8)%	407	325	25.2%
Policy acquisition costs	23	20	15.0%	28	24	16.7%
Administrative expenses	1	3	(66.7)%	2	8	(75.0)%
Underwriting income (loss)	27	35	(22.9)%	(4)	46	NM
Net investment income	6	7	(14.3)%	13	13	—
Net realized gains (losses) excluding gains (losses) from fair value changes on crop derivatives (1)	—	1	NM	—	1	NM
Other (income) expense	9	8	12.5%	17	16	6.3%
Income tax expense (benefit)	5	8	(37.5)%	(2)	10	NM
Net income (loss)	$19	$27	(29.6)%	$(6)	$34	NM
Loss and loss expense ratio	84.4%	83.4%		93.9%	80.6%
Policy acquisition cost ratio	7.0%	5.6%		6.4%	5.8%
Administrative expense ratio	0.4%	0.9%		0.6%	2.2%
Combined ratio	91.8%	89.9%		100.9%	88.6%

(1)
(Gains) losses from fair value changes on crop derivatives are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance - North American Agriculture underwriting income. Refer to Note 7 and Note 10 to the consolidated financial statements for more information on these derivatives.

Net premiums written decreased for the three months ended June 30, 2014 principally due to lower MPCI production reflecting lower commodity prices partially offset by higher premium retention primarily as a result of the non-renewal of a third-party proportional reinsurance agreement. For the six months ended June 30, 2014, net premiums written increased as the decrease for the quarter was more than offset by lower premium cessions to the U.S. government for the 2013 crop year as a result of the government's crop insurance profit and loss calculation formula, which typically results in higher retained premiums when losses increase.
Net premiums earned decreased for the three months ended June 30, 2014 and increased for the six months ended June 30, 2014 primarily due to the factors described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	84.4%	83.4%	93.9%	80.6%
Catastrophe losses and related reinstatement premiums	(2.6)%	(0.8)%	(2.2)%	(0.7)%
Prior period development	—	—	(10.5)%	0.8%
Loss and loss expense ratio, adjusted	81.8%	82.6%	81.2%	80.7%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $9 million and $10 million for the three and six months ended June 30, 2014 and $3 million for both of the prior year periods, respectively. For the three and six months ended June 30, 2014, net unfavorable prior period development was nil and $38 million, respectively. For the six month period, the amount includes an increase in incurred losses of $39 million for higher than expected MPCI losses for the 2013 crop year, as well as $36 million of unfavorable MPCI losses offset by a favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. For the three and six months ended June 30, 2013, net favorable prior period development was nil and $3 million, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio was lower for the three months ended June 30, 2014 due to the net impact of a decline in commodity prices that resulted in higher estimated losses on our crop policies that was more than offset by a decrease in losses from the fair value changes on our crop derivative. Despite the reduction in the adjusted loss and loss expense ratio for the three month period, the ratio for the six months ended June 30, 2014 increased reflecting lower loss adjustment expenses in the prior year period due to a change in estimated claim handling costs. A similar benefit did not occur in the current year.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2014 primarily from lower ceded commission benefits on third-party reinsurance. For the six months ended June 30, 2014, lower agent profit commission accruals for the 2013 crop year partially offset this increase.

The administrative expense ratio decreased for the three and six months ended June 30, 2014 due to lower expenses incurred.

Insurance – Overseas General
The Insurance – Overseas General segment comprises ACE International, ACE Global Markets (AGM), and the international supplemental A&H business of Combined Insurance. ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada. AGM comprises the segment's London-based wholesale insurance business for excess and surplus lines; this includes Lloyd’s of London Syndicate 2488. The reinsurance operations of AGM are included in the Global Reinsurance segment.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13		2014	2013	YTD-14 vs. YTD-13
Net premiums written	$1,760	$1,630	8.0%	(1)	$3,531	$3,250	8.7%	(1)
Net premiums earned	1,709	1,563	9.4%		3,321	3,022	9.9%
Losses and loss expenses	830	768	8.1%		1,647	1,515	8.7%
Policy acquisition costs	402	360	11.7%		788	699	12.7%
Administrative expenses	256	251	2.0%		506	487	3.9%
Underwriting income	221	184	20.1%		380	321	18.4%
Net investment income	136	136	—		268	268	—
Net realized gains (losses)	14	8	75.0%		4	42	(90.5)%
Interest expense	1	2	(50.0)%		2	3	(33.3)%
Other (income) expense	8	17	(52.9)%		2	16	(87.5)%
Income tax expense	55	50	10.0%		92	96	(4.2)%
Net income	$307	$259	18.5%		$556	$516	7.8%
Loss and loss expense ratio	48.6%	49.1%			49.6%	50.1%
Policy acquisition cost ratio	23.5%	23.0%			23.7%	23.1%
Administrative expense ratio	15.0%	16.1%			15.3%	16.2%
Combined ratio	87.1%	88.2%			88.6%	89.4%
(1) For the three and six months ended June 30, 2014, net premiums written increased $143 million or 8.8% on a constant-dollar basis and $337 million or 10.5% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written increased for the three and six months ended June 30, 2014 on a constant-dollar basis from new business writings in our retail operations in all product lines – A&H, personal lines, and P&C. A&H growth was driven by strong results in all regions except Europe, and the increase in personal lines reflected growth in all regions, except Japan. P&C growth was driven primarily by new business writings in Asia and Europe and the acquisitions of ABA Seguros in May 2013 and Samaggi in April 2014. Growth for the six months ended June 30, 2014 also included the impact of Fianzas Monterrey, acquired in April 2013. The impact of foreign exchange adversely impacted growth in both periods on an as reported basis.
Net premiums earned increased for the three and six months ended June 30, 2014 primarily due to the increase in net premiums written as described above.
Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

	Three Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2014	2014 % of Total	2013	2013 % of Total	C$(1) 2013	Q-14 vs. Q-13	C$(1) Q-14 vs. Q-13
Line of Business
Commercial P&C (retail and wholesale)	$798	47%	$775	50%	$790	3.0%	1.0%
Personal and small commercial lines	324	19%	257	16%	242	26.2%	33.8%
Personal accident (A&H)	587	34%	531	34%	526	10.6%	11.7%
Net premiums earned	$1,709	100%	$1,563	100%	$1,558	9.4%	9.8%
Region
Europe / U.K.	$801	47%	$740	48%	$834	8.2%	(4.0)%
Asia Pacific	389	23%	350	22%	282	11.1%	37.9%
Far East	107	6%	107	7%	104	—	2.9%
Latin America	412	24%	366	23%	338	12.6%	21.9%
Net premiums earned	$1,709	100%	$1,563	100%	$1,558	9.4%	9.8%

	Six Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2014	2014 % of Total	2013	2013 % of Total	C$(1) 2013	YTD-14 vs. YTD-13	C$(1)YTD-14 vs. YTD-13
Line of Business
Commercial P&C (retail and wholesale)	$1,561	47%	$1,511	50%	$1,512	3.3%	3.2%
Personal and small commercial lines	623	19%	445	15%	414	40.1%	50.6%
Personal accident (A&H)	1,137	34%	1,066	35%	1,038	6.7%	9.6%
Net premiums earned	$3,321	100%	$3,022	100%	$2,964	9.9%	12.1%
Region
Europe / U.K.	$1,553	47%	$1,466	49%	$1,573	5.9%	(1.3)%
Asia Pacific	738	22%	692	23%	600	6.6%	23.0%
Far East	214	6%	224	7%	205	(4.5)%	4.4%
Latin America	816	25%	640	21%	586	27.5%	39.2%
Net premiums earned	$3,321	100%	$3,022	100%	$2,964	9.9%	12.1%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	48.6%	49.1%	49.6%	50.1%
Catastrophe losses and related reinstatement premiums	(1.5)%	(1.1)%	(1.3)%	(1.3)%
Prior period development	3.7%	3.3%	2.6%	2.5%
Loss and loss expense ratio, adjusted	50.8%	51.3%	50.9%	51.3%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $26 million and $43 million for the three and six months ended June 30, 2014, compared with $17 million and $38 million in the prior year periods, respectively. Catastrophe losses through June 30, 2014 were primarily related to flooding in Europe and severe storms in Japan. Catastrophe losses through June 30, 2013 were primarily related to flooding in Australia and Canada. Net favorable prior period development was $63 million and $86 million for the three and six months ended June 30, 2014, compared with $52 million and $74 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The decrease in the adjusted loss and loss expense ratio for the three and six months ended June 30, 2014 was due primarily to both mix of business and underwriting actions improving loss ratios on several portfolios.

The policy acquisition cost ratio increased for the three months ended June 30, 2014 primarily due to a change in the overall mix of business towards A&H and personal lines products in regions that have higher acquisition cost ratios. For the six months ended June 30, 2014, the increase noted above was partially offset by the impact of the businesses acquired described above, which carry lower acquisition cost ratios than our other businesses, and the result of purchase accounting requirements. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies.
The administrative expense ratio decreased for the three and six months ended June 30, 2014 due primarily to growth in net premiums earned that outpaced the growth in administrative expenses, and the acquisitions described above, which include lower administrative expenses than our other businesses.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$278	$292	(4.9)%	$586	$571	2.5%
Net premiums earned	261	245	6.1%	545	492	10.8%
Losses and loss expenses	109	93	17.2%	235	199	18.1%
Policy acquisition costs	60	48	25.0%	127	96	32.3%
Administrative expenses	14	12	16.7%	28	24	16.7%
Underwriting income	78	92	(15.2)%	155	173	(10.4)%
Net investment income	80	71	12.7%	157	143	9.8%
Net realized gains (losses)	(15)	31	NM	(23)	51	NM
Interest expense	2	1	100.0%	3	2	50.0%
Other (income) expense	(10)	2	NM	(29)	(6)	383.3%
Income tax expense	10	7	42.9%	20	15	33.3%
Net income	$141	$184	(23.4)%	$295	$356	(17.1)%
Loss and loss expense ratio	41.7%	37.7%		43.1%	40.3%
Policy acquisition cost ratio	23.1%	19.9%		23.3%	19.6%
Administrative expense ratio	5.1%	4.6%		5.1%	4.9%
Combined ratio	69.9%	62.2%		71.5%	64.8%

Net premiums written decreased for the three months ended June 30, 2014 primarily due to lower net property catastrophe premiums. For the six months ended June 30, 2014, this decrease was more than offset by increased net premiums written from a number of new large personal lines structured transactions (homeowners and automobile) in our U.S. operations.

Net premiums earned increased for the three and six months ended June 30, 2014 primarily in our U.S. property and casualty lines of business from higher premiums written in the current and prior year periods.
The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD -14 vs. YTD -13
Property and all other	$72	$59	22.0%	$156	$119	31.1%
Casualty	129	113	14.2%	259	225	15.1%
Property catastrophe	60	73	(17.8)%	130	148	(12.2)%
Net premiums earned	$261	$245	6.1%	$545	$492	10.8%

	2014 % of Total	2013 % of Total		2014 % of Total	2013 % of Total
Property and all other	28%	24%		29%	24%
Casualty	49%	46%		47%	46%
Property catastrophe	23%	30%		24%	30%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	41.7%	37.7%	43.1%	40.3%
Catastrophe losses and related reinstatement premiums	(3.4)%	(4.6)%	(2.2)%	(2.2)%
Prior period development	8.9%	12.2%	5.9%	7.0%
Loss and loss expense ratio, adjusted	47.2%	45.3%	46.8%	45.1%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $9 million and $12 million for the three and six months ended June 30, 2014 and $11 million for both of the prior year periods, respectively. Catastrophe losses through June 30, 2014 were related to severe storms in Japan, European hailstorms and severe weather related events in the U.S. Catastrophe losses through June 30, 2013 were primarily related to flooding in Canada and Europe. Net favorable prior period development was $24 million and $33 million for the three and six months ended June 30, 2014, compared with $29 million and $34 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio increased for the three and six months ended June 30, 2014 primarily due to a change in the mix of business towards higher loss ratio products.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2014 primarily due to a change in the mix of business towards products written in the U.S. that have a higher acquisition cost ratio than in other regions.

The administrative expense ratio increased for the three and six months ended June 30, 2014. The prior year included the favorable impact of a $2 million expense adjustment that reduced the administrative expense ratio in the prior year periods. Excluding this adjustment, the administrative expense ratio decreased for the three and six months ended June 30, 2014 due to the increase in net premiums earned.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$498	$487	2.2%	$992	$989	0.2%
Net premiums earned	490	480	2.2%	974	957	1.8%
Losses and loss expenses	146	145	0.7%	297	302	(1.7)%
Policy benefits	144	110	30.9%	258	241	7.1%
(Gains) losses from fair value changes in separate account assets(1)	(17)	11	NM	(11)	7	NM
Policy acquisition costs	121	95	27.4%	232	175	32.6%
Administrative expenses	73	86	(15.1)%	141	171	(17.5)%
Net investment income	66	63	4.8%	130	126	3.2%
Life underwriting income	89	96	(7.3)%	187	187	—
Net realized gains (losses)	(72)	36	NM	(148)	163	NM
Interest expense	3	4	(25.0)%	6	8	(25.0)%
Other (income) expense(1)	4	3	33.3%	11	3	266.7%
Income tax expense	12	10	20.0%	22	23	(4.3)%
Net income (loss)	$(2)	$115	NM	$—	$316	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
A&H	$247	$252	(2.0)%	$494	$513	(3.7)%
Life insurance	186	163	14.1%	366	330	10.9%
Life reinsurance	65	72	(9.7)%	132	146	(9.6)%
Net premiums written (excludes deposits below)	$498	$487	2.2%	$992	$989	0.2%

Deposits collected on universal life and investment contracts	$282	$222	27.0%	$484	$424	14.2%

A&H net premiums written decreased for the three and six months ended June 30, 2014 as growth in certain program business was more than offset by the non-renewal of several large accounts and a catch-up in premium registrations in the prior year periods. Life insurance net premiums written increased for the three and six months ended June 30, 2014 primarily due to growth in our Asian and Latin American markets. Life reinsurance net premiums written decreased for the three and six months ended June 30, 2014 because no new life reinsurance business is currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. Life deposits collected for the three and six months ended June 30, 2014 increased compared to prior year due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the quarter, realized gains of $2 million were associated with a net decrease in the value of GLB liabilities. During the six months ended June 30, 2014, realized losses of $48 million were associated with a net increase in the value of GLB liabilities. The increase in the value of GLB liabilities during the six months ended June 30, 2014, was primarily due to lower interest rates and the unfavorable impact of discounting future claims for two fewer quarters, partially offset by rising U.S. equity levels. In addition, we experienced realized losses of $72 million and $91 million for the three and six months ended June 30, 2014 due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.
______________________________________________________________________________________________________________________
Other Income and Expense Items

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U. S. dollars)	2014	2013	2014	2013
Amortization of intangible assets	$30	$23	$51	$38
Equity in net (income) loss of partially-owned entities	(44)	(14)	(99)	(49)
(Gains) losses from fair value changes in separate account assets	(17)	11	(11)	7
Federal excise and capital taxes	5	6	9	11
Acquisition-related costs	2	2	6	2
Other	(1)	9	2	18
Other (income) expense	$(25)	$37	$(42)	$27

Other (income) expense includes Amortization of intangible assets, which is higher in 2014 due primarily to our recent acquisitions. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

The following table presents, as of June 30, 2014, the estimated pre-tax amortization expense related to intangible assets for the third and fourth quarters of 2014 and the next five years:

For the Year Ending December 31	Amortization of intangible assets
(in millions of U.S. dollars)
Third and fourth quarters of 2014	$52
2015	80
2016	66
2017	60
2018	57
2019	54
Total	$369

______________________________________________________________________________________________________________________
Net Investment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Fixed maturities	$541	$518	$1,085	$1,034
Short-term investments	10	7	18	13
Equity securities	10	12	19	20
Other investments	27	26	47	57
Gross investment income	588	563	1,169	1,124
Investment expenses	(32)	(29)	(60)	(59)
Net investment income	$556	$534	$1,109	$1,065

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 4.2 percent and 4.1 percent for the three and six months ended June 30, 2014, respectively, compared with the prior year periods. The increase in net investment income was primarily due to a higher invested asset base.

The investment portfolio’s average market yield on fixed maturities was 2.6 percent and 2.9 percent at June 30, 2014 and 2013, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.8 percent and 1.7 percent yield on short-term investments for the three and six months ended June 30, 2014, respectively, reflect the global nature of our insurance operations. For example, yields on short-term investments in Mexico, Malaysia, Indonesia, China, and Ecuador range from 3.0 percent to 8.2 percent.

The 4.4 percent yield on our equity securities portfolio is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classify our strategic emerging debt portfolio, which is a mutual fund, as equity. The preferred equity securities and strategic emerging debt portfolio represented 68 percent and 70 percent of the gross equity securities investment income for the three and six months ended June 30, 2014, respectively.

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

The following tables present our pre-tax net realized and unrealized gains (losses) on investments:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$20	$538	$558	$31	$(1,466)	$(1,435)
Fixed income derivatives	(15)	—	(15)	40	—	40
Total fixed maturities	5	538	543	71	(1,466)	(1,395)
Public equity	1	24	25	7	(57)	(50)
Private equity	(3)	6	3	(1)	15	14
Other	(1)	—	(1)	—	—	—
Subtotal	2	568	570	77	(1,508)	(1,431)
Derivatives
Fair value adjustment on insurance derivatives	2	—	2	101	—	101
S&P put option and futures	(72)	—	(72)	(68)	—	(68)
Fair value adjustment on other derivatives	9	—	9	(1)	—	(1)
Subtotal derivatives	(61)	—	(61)	32	—	32
Foreign exchange losses	(14)	—	(14)	(5)	—	(5)
Total gains (losses)	$(73)	$568	$495	$104	$(1,508)	$(1,404)

(1)
For the three months ended June 30, 2014, other-than-temporary impairments include $8 million for fixed maturities, $3 million for private equity, and $1 million for public equity. For the three months ended June 30, 2013, other-than-temporary impairments include $6 million for fixed maturities and $1 million for private equity.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$31	$999	$1,030	$67	$(1,657)	$(1,590)
Fixed income derivatives	(40)	—	(40)	58	—	58
Total fixed maturities	(9)	999	990	125	(1,657)	(1,532)
Public equity	(4)	34	30	6	(43)	(37)
Private equity	(3)	48	45	(2)	40	38
Other	(8)	—	(8)	—	1	1
Subtotal	(24)	1,081	1,057	129	(1,659)	(1,530)
Derivatives
Fair value adjustment on insurance derivatives	(46)	—	(46)	429	—	429
S&P put option and futures	(91)	—	(91)	(318)	—	(318)
Fair value adjustment on other derivatives	7	—	7	(1)	—	(1)
Subtotal derivatives	(130)	—	(130)	110	—	110
Foreign exchange gains (losses)	(23)	—	(23)	71	—	71
Total gains (losses)	$(177)	$1,081	$904	$310	$(1,659)	$(1,349)

(1)
For the six months ended June 30, 2014, other-than-temporary impairments include $13 million for fixed maturities, $3 million for private equity, and $7 million for public equity. For the six months ended June 30, 2013, other-than-temporary impairments include $7 million for fixed maturities, $2 million for private equity, and $1 million for public equity.

At June 30, 2014, our investment portfolios held by U.S. legal entities included approximately $60 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $21 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years at both June 30, 2014 and December 31, 2013. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.4 billion at June 30, 2014.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2014		December 31, 2013
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$51,601	$49,719	$49,254	$48,406
Fixed maturities held to maturity	6,015	5,774	6,263	6,098
Short-term investments	2,108	2,108	1,763	1,763
	59,724	57,601	57,280	56,267
Equity securities	907	874	837	841
Other investments	3,230	2,876	2,976	2,671
Total investments	$63,861	$61,351	$61,093	$59,779

The fair value of our total investments increased $2.8 billion during the six months ended June 30, 2014, primarily due to the investing of operating cash flows and unrealized appreciation.

The following tables present the market value of our fixed maturities and short-term investments at June 30, 2014 and December 31, 2013. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2014		December 31, 2013
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,386	4%	$2,327	4%
Agency	1,278	2%	1,454	3%
Corporate and asset-backed securities	19,959	33%	19,475	34%
Mortgage-backed securities	12,659	21%	12,273	21%
Municipal	4,872	8%	4,500	8%
Non-U.S.	16,462	28%	15,488	27%
Short-term investments	2,108	4%	1,763	3%
Total	$59,724	100%	$57,280	100%
AAA	$9,073	15%	$8,677	15%
AA	22,470	38%	21,520	38%
A	11,400	19%	11,168	19%
BBB	7,996	13%	7,193	12%
BB	4,435	7%	4,418	8%
B	4,126	7%	3,940	7%
Other	224	1%	364	1%
Total	$59,724	100%	$57,280	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at June 30, 2014:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$481
General Electric Co	407
Goldman Sachs Group Inc	360
Wells Fargo & Co	291
Verizon Communications Inc	274
HSBC Holdings Plc	260
Morgan Stanley	256
Citigroup Inc	251
Bank of America Corp	239
AT&T INC	235

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
June 30, 2014 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,563	$—	$—	$—	$10,563	$10,319
Non-agency RMBS	51	7	21	14	51	144	142
Commercial mortgage-backed	1,923	14	12	3	—	1,952	1,911
Total mortgage-backed securities	$1,974	$10,584	$33	$17	$51	$12,659	$12,372

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,123	$1,130
Republic of Korea	812	760
Canada	560	548
United Mexican States	462	458
Kingdom of Thailand	377	373
Province of Ontario	359	347
Japan	302	302
Federative Republic of Germany	285	277
Province of Quebec	270	260
Federative Republic of Brazil	264	260
Other Non-U.S. Government Securities(1)	2,773	2,676
Total	$7,587	$7,391

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,588	$1,507
Canada	1,150	1,087
Australia	663	638
United States	620	585
France	581	555
Netherlands	549	524
Germany	477	455
Switzerland	297	282
Euro Supranational	289	280
Brazil	235	229
Other Non-U.S. Corporate Securities	2,426	2,360
Total	$8,875	$8,502

The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At June 30, 2014, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $97 million.

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
____________________________________________________________________________________________________________
Critical Accounting Estimates
As of June 30, 2014, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2013 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	June 30	December 31
(in millions of U.S. dollars)	2014	2013
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,110	$10,612
Reinsurance recoverable on paid losses and loss expenses (1)	658	615
Net reinsurance recoverable on losses and loss expenses	$10,768	$11,227
Reinsurance recoverable on policy benefits	$234	$218

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.4 billion and $2.3 billion of collateral at June 30, 2014 and December 31, 2013, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to favorable PPD, crop activity, and collections relating to run-off operations.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At June 30, 2014, our gross unpaid loss and loss expense reserves were $37.2 billion and our net unpaid loss and loss expense reserves were $27.1 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2013	$37,443	$10,612	$26,831
Losses and loss expenses incurred	5,466	917	4,549
Losses and loss expenses paid	(5,937)	(1,491)	(4,446)
Other (including foreign exchange translation)	205	72	133
Balance at June 30, 2014	$37,177	$10,110	$27,067

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	June 30, 2014			December 31, 2013
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$15,894	$4,377	$11,517	$16,558	$4,790	$11,768
IBNR reserves	21,283	5,733	15,550	20,885	5,822	15,063
Total	$37,177	$10,110	$27,067	$37,443	$10,612	$26,831

Asbestos and Environmental (A&E) and Other Run-off Liabilities
There was no significant A&E reserve activity during the six months ended June 30, 2014. Refer to our 2013 Form 10-K for additional information on A&E and Other Run-off Liabilities.

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

At both June 30, 2014 and December 31, 2013, Level 3 assets represented five percent of assets measured at fair value and three percent of total assets. Level 3 liabilities represented 90 percent and 74 percent of liabilities measured at fair value at June 30, 2014 and December 31, 2013, respectively, and less than one percent of our total liabilities at both June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2014, we transferred assets of $28 million and $32 million into our Level 3 assets from other levels of the valuation hierarchy. During the three and six months ended June 30, 2014, we transferred assets of $16 million and $65 million out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three and six months ended June 30, 2014 and 2013.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value liability of $13 million and $54 million at June 30, 2014 and December 31, 2013, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
June 30, 2014 and prior	39%
Remainder of 2014	8%
2015	6%
2016	6%
2017	20%
2018	14%
2019	4%
2020 and after	3%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Death Benefits (GMDB)
Premium	$18	$20	$37	$40
Less paid claims	9	22	21	42
Net	$9	$(2)	$16	$(2)
Living Benefits (Includes GMIB and GMAB)
Premium	$35	$37	$70	$76
Less paid claims	6	6	8	13
Net	$29	$31	$62	$63
Total VA Guaranteed Benefits
Premium	$53	$57	$107	$116
Less paid claims	15	28	29	55
Net	$38	$29	$78	$61

Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $40 million of claims and $66 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. More than 60 percent of our living benefit reinsurance clients’ policyholders, measured by account value, are currently ineligible to trigger a claim payment. At current market levels, we expect approximately $5 million of claims and $132 million of premium on living benefits over the next 12 months.

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

____________________________________________________________________________________________________________
Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for a U.S. hurricane and a California earthquake at June 30, 2014 and 2013. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for a U.S. hurricane and a California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from a U.S. hurricane could be in excess of $1,745 million (or 5.8 percent of our total shareholders’ equity at June 30, 2014). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.1 percent.

	U.S. Hurricane				California Earthquake
		June 30		June 30		June 30		June 30
		2014		2013		2014		2013
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,745	5.8%	1.1%	$1,714	$778	2.6%	1.9%	$802
1-in-250	$2,335	7.7%	1.0%	$2,263	$1,020	3.4%	1.6%	$1,005

The above modeled loss information reflects our in-force portfolio as of April 1, 2014 and reinsurance program effective at July 1, 2014. Effective July 1, 2014, ACE established a new Global Property Catastrophe Program for our North American and International operations that provided global natural catastrophe and terrorism coverage. Refer to "Natural catastrophe property reinsurance program" for additional information.

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

____________________________________________________________________________________________________________
Natural catastrophe property reinsurance program

ACE’s core property catastrophe reinsurance program provides protection against natural catastrophes impacting its primary property operations (i.e., excluding our Global Reinsurance and Life segments).

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

ACE established a new Global Catastrophe Program for our North American and International operations. The program is effective July 1, 2014 through June 30, 2015, and consists of two layers in excess of losses retained by ACE. Approximately 20 percent of the coverage was placed with reinsurers providing upfront collateral equal to the limit of their participation and without a reinstatement. The remaining coverage was placed without upfront collateral and with one additional reinstatement limit in the event of a natural peril loss. In addition, we also purchased terrorism coverage (excluding nuclear, biological, chemical and radiation coverage) for the United States from July 1, 2014 to June 30, 2015 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million - $500 million	Losses retained by ACE	(a)
United States (excluding Alaska and Hawaii)	$500 million - $1.0 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
United States (excluding Alaska and Hawaii)	$1.0 billion - $1.275 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(c)
International (including Alaska and Hawaii)	$0 million - $150 million	Losses retained by ACE	(a)
International (including Alaska and Hawaii)	$150 million - $650 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
Alaska, Hawaii, and Canada	$650 million - $925 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(c)

(a) Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below the stated levels.

(b) These coverages are both part of the same Core layer within the Global Catastrophe Program and are approximately 90% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

(c) These coverages are both part of the same Second layer within the Global Catastrophe Program and are approximately 98% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2014, the RMA released the 2015 SRA which establishes the terms and conditions for the 2015 reinsurance year (i.e., July 1, 2014 through June 30, 2015) that replaced the 2014 SRA.  There were no significant changes in the terms and conditions.

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

______________________________________________________________________________________________________________________
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At June 30, 2014, our available credit lines totaled $1.4 billion and usage of these credit lines was $648 million. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between November 2017 and December 2017 and require that we maintain certain financial covenants, all of which we met at June 30, 2014. We did not renew our $500 million bilateral letter of credit facility that expired in June 2014.  We elected instead to satisfy our collateral obligations primarily with insurance trusts supported by our investment portfolio. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2013 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2014, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited received no dividends from its Bermuda subsidiaries during the six months ended June 30, 2014 and 2013.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from AGM or ACE INA during the six months ended June 30, 2014 and 2013. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE INA received no dividends from its subsidiaries during the six months ended June 30, 2014 and 2013.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2014 and 2013.

Operating cash flows were $2.1 billion in the six months ended June 30, 2014, compared with $1.8 billion in the prior year period, primarily due to $569 million of higher net premiums collected, partially offset by higher losses paid of $267 million.

Cash used for investing was $1.5 billion in the six months ended June 30, 2014, compared with $2.4 billion in the prior year period. The decrease in cash flows used for investing activities was primarily due to cash paid for acquisitions in the prior year of $977 million compared with $172 million in the current year. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

Cash used for financing was $625 million in the six months ended June 30, 2014, compared with cash flows from financing of $658 million in the prior year period. Financing cash flows for the six months ended June 30, 2014 included $500 million of repayments of long-term debt, $557 million of share repurchases, and $428 million of dividends paid on Common Shares, partially offset by proceeds from the issuance of long-term debt of $699 million. Cash flows from financing for the six months ended June 30, 2013 included $947 million of proceeds from the issuance of long-term debt, partially offset by $212 million of share repurchases and $169 million of dividends paid on Common Shares. Dividends paid were lower in the prior year due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid during the first quarter 2013.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At June 30, 2014, there were $1.4 billion in repurchase agreements outstanding.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for percentages)	2014	2013
Short-term debt	$1,851	$1,901
Long-term debt	4,057	3,807
Total debt	5,908	5,708
Trust preferred securities	309	309
Total shareholders’ equity	30,325	28,825
Total capitalization	$36,542	$34,842
Ratio of debt to total capitalization	16.2%	16.4%
Ratio of debt plus trust preferred securities to total capitalization	17.0%	17.3%

In May 2014, we reclassified $450 million of 5.6 percent senior notes, due to mature on May 15, 2015, from Long-term debt to Short-term debt in the consolidated balance sheet. In May 2014, we issued $700 million of 3.35 percent senior notes due May 2024. The proceeds from the debt issuance are expected to be used to repay at maturity the $700 million of 2.6 percent senior notes due November 2015. In June 2014, ACE INA Holdings Inc.'s $500 million of 5.875 percent senior notes matured and were fully paid.

The following table presents the significant movements in our shareholders’ equity:

Six Months Ended
(in millions of U.S. dollars)	June 30, 2014
Balance – beginning of period	$28,825
Net income	1,513
Net unrealized appreciation on investments, net of tax	873
Repurchase of shares	(569)
Dividends on Common Shares	(479)
Change in cumulative translation, net of tax	78
Exercise of stock options	48
Other movements, net of tax	36
Balance – end of period	$30,325

For the six months ended June 30, 2014 and 2013, we repurchased $569 million and $212 million, respectively, of Common Shares in a series of open market transactions under existing Board authorizations. As of June 30, 2014, $1.37 billion in repurchase authorization remained through December 31, 2014. Refer to Note 8 to the Consolidated Financial Statements for additional information on the repurchase authorization. As of June 30, 2014, there were 6,606,823 Common Shares in treasury with a weighted average cost of $95.30 per share. For the period July 1, 2014 through July 29, 2014, we repurchased 1,281,630 Common Shares for a total of $133 million in a series of open market transactions. At July 29, 2014, $1.24 billion in share repurchase authorization remained through December 31, 2014.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Refer to Note 8 to the Consolidated Financial Statements for a discussion of our dividend methodology. At our May 2013 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $2.04 per share, or CHF 1.92 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 10, 2013. The annual dividend approved in May 2013 was paid in four quarterly installments, in accordance with the shareholder resolution.

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

At our May 2014 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $2.60 per share, or CHF 2.28 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 9, 2014, payable in four quarterly installments.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
January 13, 2014	January 31, 2014	$0.63 (CHF 0.55)
March 28, 2014	April 17, 2014	$0.63 (CHF 0.55)
July 23, 2014	August 13, 2014	$0.65 (CHF 0.58)

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

At June 30, 2014, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit growth somewhat lower than historical average levels. Management regularly examines both quantitative and qualitative analysis and for the quarter ended June 30, 2014, determined that no change to the benefit ratio was warranted.

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

Benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish benefit reserves at June 30, 2014 and show the sensitivity, at June 30, 2014, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until after June 30, 2014). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because this realized loss is expected to be exceeded by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$294	$186	$20	$(251)	$(609)	$(1,069)
	Increase/(decrease) in hedge value	(148)	—	149	300	456	619
	Increase/(decrease) in net income	$146	$186	$169	$49	$(153)	$(450)
Flat	(Increase)/decrease in Gross FVL	$184	$—	$(268)	$(613)	$(1,054)	$(1,583)
	Increase/(decrease) in hedge value	(148)	—	149	301	457	620
	Increase/(decrease) in net income	$36	$—	$(119)	$(312)	$(597)	$(963)
-100 bps	(Increase)/decrease in Gross FVL	$(74)	$(335)	$(671)	$(1,098)	$(1,618)	$(2,213)
	Increase/(decrease) in hedge value	(148)	—	150	302	459	623
	Increase/(decrease) in net income	$(222)	$(335)	$(521)	$(796)	$(1,159)	$(1,590)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$49	$(53)	$(1)	$—	$(22)	$20
	Increase/(decrease) in hedge value	—	—	—	—	1	(1)
	Increase/(decrease) in net income	$49	$(53)	$(1)	$—	$(21)	$19

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$20	$10	$(10)	$(21)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$20	$10	$(10)	$(21)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$159	$90	$(118)	$(249)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$159	$90	$(118)	$(249)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(237)	$(131)	$130	$227
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(237)	$(131)	$130	$227

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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 0 percent—10 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 65 percent—75 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from June 30, 2014 market levels.

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

Variable Annuity Net Amount at Risk
The tables below present the net amount at risk at June 30, 2014 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$427	$601	$1,078	$1,656	$1,707	$1,463
Claims at 100% immediate mortality	823	676	386	291	265	241

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$64	$173	$684	$1,633	$2,346	$2,835

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$44	$69	$106	$146	$180	$208
GLB net amount at risk	51	142	478	1,098	1,745	2,273
Claims at 100% immediate mortality	21	64	369	612	821	1,012

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

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2014. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 e) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors

Refer to “Risk Factors” under Item 1A of Part I of our 2013 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
April 1 through April 30	502,368	$100.04	501,000	$1,562	million
May 1 through May 31	733,632	$102.69	630,000	$1,497	million
June 1 through June 30	1,175,988	$104.17	1,175,000	$1,374	million
Total	2,411,988		2,306,000

(1)
This column primarily represents open market share repurchases. Other activity during the three months ended June 30, 2014 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares purchased in the three months ended June 30, 2014 as part of the publicly announced plan was $237 million.

(3)
Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. For the period July 1, 2014 through July 29, 2014, we repurchased 1,281,630 Common Shares for a total of $133 million in a series of open market transactions. At July 29, 2014, $1.24 billion in share repurchase authorization remained through December 31, 2014.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

July 30, 2014	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President, and Chief Executive Officer

July 30, 2014	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	July 24, 2014

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 16, 2013

4.1	Articles of Association of the Company, as amended and restated	8-K	4	July 24, 2014

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 16, 2013

4.3	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements
					X