Form 10-Q
period 2014-09-30
ACE Ltd
filed 2014-10-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 25.40 par value) outstanding as of October 15, 2014 was 331,737,541.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2014	2013
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $47,688 and $48,406)	$49,148	$49,254
(includes hybrid financial instruments of $279 and $302)
Fixed maturities held to maturity, at amortized cost (fair value – $7,763 and $6,263)	7,548	6,098
Equity securities, at fair value (cost – $480 and $841)	546	837
Short-term investments, at fair value and amortized cost	2,753	1,763
Other investments (cost – $2,910 and $2,671)	3,259	2,976
Total investments	63,254	60,928
Cash	806	579
Securities lending collateral	1,440	1,632
Accrued investment income	567	556
Insurance and reinsurance balances receivable	5,189	5,026
Reinsurance recoverable on losses and loss expenses	10,945	11,227
Reinsurance recoverable on policy benefits	228	218
Deferred policy acquisition costs	2,592	2,313
Value of business acquired	491	536
Goodwill and other intangible assets	5,425	5,404
Prepaid reinsurance premiums	1,711	1,675
Deferred tax assets	408	616
Investments in partially-owned insurance companies	495	470
Other assets	4,006	3,330
Total assets	$97,557	$94,510
Liabilities
Unpaid losses and loss expenses	$37,447	$37,443
Unearned premiums	8,020	7,539
Future policy benefits	4,782	4,615
Insurance and reinsurance balances payable	3,804	3,628
Securities lending payable	1,441	1,633
Accounts payable, accrued expenses, and other liabilities	5,829	4,810
Short-term debt	1,851	1,901
Long-term debt	4,057	3,807
Trust preferred securities	309	309
Total liabilities	67,540	65,685
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 25.40 and CHF 27.04 par value; 342,832,412 shares issued; 332,111,557 and 339,793,935 shares outstanding)	8,278	8,899
Common Shares in treasury (10,720,855 and 3,038,477 shares)	(1,057)	(255)
Additional paid-in capital	5,099	5,238
Retained earnings	16,089	13,791
Accumulated other comprehensive income (AOCI)	1,608	1,152
Total shareholders’ equity	30,017	28,825
Total liabilities and shareholders’ equity	$97,557	$94,510
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2014	2013	2014	2013
Revenues
Net premiums written	$4,729	$4,620	$13,473	$12,809
Decrease (increase) in unearned premiums	25	(10)	(417)	(559)
Net premiums earned	4,754	4,610	13,056	12,250
Net investment income	566	522	1,675	1,587
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(5)	(4)	(30)	(14)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	—	3	—
Net OTTI losses recognized in income	(4)	(4)	(27)	(14)
Net realized gains (losses) excluding OTTI losses	(116)	44	(270)	364
Total net realized gains (losses) (includes $(38), $24, $(11), and $97 reclassified from AOCI)	(120)	40	(297)	350
Total revenues	5,200	5,172	14,434	14,187
Expenses
Losses and loss expenses	2,684	2,655	7,233	6,831
Policy benefits	125	138	383	379
Policy acquisition costs	825	678	2,311	1,957
Administrative expenses	554	563	1,655	1,641
Interest expense	70	72	213	205
Other (income) expense	(19)	(5)	(61)	22
Total expenses	4,239	4,101	11,734	11,035
Income before income tax	961	1,071	2,700	3,152
Income tax expense (includes $5, $4, $7, and $16 on reclassified unrealized gains and losses)	176	155	402	392
Net income	$785	$916	$2,298	$2,760
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(375)	$16	$733	$(1,570)
Reclassification adjustment for net realized (gains) losses included in net income	38	(24)	11	(97)
	(337)	(8)	744	(1,667)
Change in:
Cumulative translation adjustment	(251)	149	(131)	(237)
Pension liability	7	(2)	(6)	17
Other comprehensive income (loss), before income tax	(581)	139	607	(1,887)
Income tax (expense) benefit related to OCI items	94	(25)	(151)	374
Other comprehensive income (loss)	(487)	114	456	(1,513)
Comprehensive income	$298	$1,030	$2,754	$1,247
Earnings per share
Basic earnings per share	$2.35	$2.68	$6.82	$8.09
Diluted earnings per share	$2.32	$2.66	$6.75	$8.02
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2014	2013
Common Shares
Balance – beginning of period	$8,899	$9,591
Dividends declared on Common Shares – par value reduction	(621)	(518)
Balance – end of period	8,278	9,073
Common Shares in treasury
Balance – beginning of period	(255)	(159)
Common Shares repurchased	(1,019)	(233)
Net shares redeemed under employee share-based compensation plans	217	170
Balance – end of period	(1,057)	(222)
Additional paid-in capital
Balance – beginning of period	5,238	5,179
Net shares redeemed under employee share-based compensation plans	(167)	(129)
Exercise of stock options	(44)	(34)
Share-based compensation expense and other	153	184
Funding of dividends declared to Retained earnings	(81)	—
Balance – end of period	5,099	5,200
Retained earnings
Balance – beginning of period	13,791	10,033
Net income	2,298	2,760
Funding of dividends declared from Additional paid-in capital	81	—
Dividends declared on Common Shares	(81)	—
Balance – end of period	16,089	12,793
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,174	2,633
Change in period, before reclassification from AOCI, net of income tax (expense) benefit of $(168) and $337	565	(1,233)
Amounts reclassified from AOCI, net of income tax benefit of $7 and $16	18	(81)
Change in period, net of income tax (expense) benefit of $(161) and $353	583	(1,314)
Balance – end of period	1,757	1,319
Cumulative translation adjustment
Balance – beginning of period	63	339
Change in period, net of income tax benefit of $7 and $27	(124)	(210)
Balance – end of period	(61)	129
Pension liability adjustment
Balance – beginning of period	(85)	(85)
Change in period, net of income tax (expense) benefit of $3 and $(6)	(3)	11
Balance – end of period	(88)	(74)
Accumulated other comprehensive income	1,608	1,374
Total shareholders’ equity	$30,017	$28,218
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2014	2013
Cash flows from operating activities
Net income	$2,298	$2,760
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	297	(350)
Amortization of premiums/discounts on fixed maturities	159	207
Deferred income taxes	41	169
Unpaid losses and loss expenses	180	33
Unearned premiums	449	603
Future policy benefits	181	149
Insurance and reinsurance balances payable	181	163
Accounts payable, accrued expenses, and other liabilities	(130)	(176)
Income taxes payable	94	2
Insurance and reinsurance balances receivable	(191)	(657)
Reinsurance recoverable on losses and loss expenses	253	550
Reinsurance recoverable on policy benefits	(6)	6
Deferred policy acquisition costs	(306)	(391)
Prepaid reinsurance premiums	(41)	(69)
Other	(237)	(263)
Net cash flows from operating activities	3,222	2,736
Cash flows from investing activities
Purchases of fixed maturities available for sale	(11,867)	(16,360)
Purchases of to be announced mortgage-backed securities	—	(54)
Purchases of fixed maturities held to maturity	(185)	(374)
Purchases of equity securities	(222)	(217)
Sales of fixed maturities available for sale	6,306	7,982
Sales of to be announced mortgage-backed securities	—	30
Sales of equity securities	322	99
Maturities and redemptions of fixed maturities available for sale	4,814	5,538
Maturities and redemptions of fixed maturities held to maturity	617	1,233
Net change in short-term investments	(984)	525
Net derivative instruments settlements	(170)	(376)
Acquisition of subsidiaries (net of cash acquired of $4 and $38)	(172)	(977)
Other	(147)	(188)
Net cash flows used for investing activities	(1,688)	(3,139)
Cash flows from financing activities
Dividends paid on Common Shares	(646)	(343)
Common Shares repurchased	(1,007)	(233)
Proceeds from issuance of long-term debt	699	947
Proceeds from issuance of short-term debt	1,827	1,721
Repayment of long-term debt	(501)	—
Repayment of short-term debt	(1,827)	(1,720)
Proceeds from share-based compensation plans, including windfall tax benefits	94	112
Other	121	68
Net cash flows (used for) from financing activities	(1,240)	552
Effect of foreign currency rate changes on cash and cash equivalents	(67)	4
Net increase in cash	227	153
Cash – beginning of period	579	615
Cash – end of period	$806	$768
Supplemental cash flow information
Taxes paid	$250	$150
Interest paid	$186	$169
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

Goodwill and other intangible assets
During the third quarter of 2014, we changed our annual goodwill impairment testing date from December 31 to September 30 of each year. We believe this change is preferable as it more closely aligns the goodwill impairment testing date with the timing of our strategic business planning process. This change does not result in any delay, acceleration or avoidance of impairment. Based on our impairment testing for 2014, we determined no impairment was required and none of our reporting units were at risk for impairment.

2. Acquisitions

Large Corporate P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On July 4, 2014, we announced that we reached a definitive agreement to acquire the large corporate property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for approximately $630 million, at current exchange rates. This transaction, which has received all regulatory approvals needed for closing, is expected to close on October 31, 2014.

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

Goodwill and other intangible assets arising from the acquisitions of Samaggi, ABA Seguros, and Fianzas Monterrey are included in our Insurance – Overseas General segment.

3. Investments

a) Transfers of securities

During the third quarter of 2014, we decided to transfer securities, considered essential holdings in a diversified portfolio, with a total fair value of $2.0 billion from Fixed maturities available for sale to Fixed maturities held to maturity.  These securities, which we have the intent and ability to hold to maturity, were transferred given the growth in ACE’s investment portfolio over the last several years, as well as continued efforts to manage the diversification of our global portfolio. The net unrealized appreciation at the date of the transfer continues to be reported in the carrying value of the transferred investments and is being amortized through OCI over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount. This transfer represents a non-cash transaction and does not impact the Consolidated Statements of Cash Flows.

b) Fixed maturities

September 30, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,627	$70	$(19)	$2,678	$—
Foreign	14,741	542	(52)	15,231	(1)
Corporate securities	16,715	716	(93)	17,338	(2)
Mortgage-backed securities	10,159	237	(72)	10,324	(1)
States, municipalities, and political subdivisions	3,446	138	(7)	3,577	—
	$47,688	$1,703	$(243)	$49,148	$(4)
Held to maturity
U.S. Treasury and agency	$804	$16	$(3)	$817	$—
Foreign	937	42	(1)	978	—
Corporate securities	2,443	86	(4)	2,525	—
Mortgage-backed securities	2,087	46	(3)	2,130	—
States, municipalities, and political subdivisions	1,277	38	(2)	1,313	—
	$7,548	$228	$(13)	$7,763	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

December 31, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,946	$62	$(59)	$2,949	$—
Foreign	14,336	377	(122)	14,591	—
Corporate securities	16,825	777	(132)	17,470	(6)
Mortgage-backed securities	10,937	184	(227)	10,894	(34)
States, municipalities, and political subdivisions	3,362	65	(77)	3,350	—
	$48,406	$1,465	$(617)	$49,254	$(40)
Held to maturity
U.S. Treasury and agency	$820	$16	$(4)	$832	$—
Foreign	864	33	—	897	—
Corporate securities	1,922	83	—	2,005	—
Mortgage-backed securities	1,341	39	(1)	1,379	—
States, municipalities, and political subdivisions	1,151	16	(17)	1,150	—
	$6,098	$187	$(22)	$6,263	$—

As discussed in Note 3 d), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and nine months ended September 30, 2014, $1 million and $6 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and nine months ended September 30, 2013, $1 million of net unrealized depreciation and $24 million of net unrealized appreciation, respectively, related to such securities is included in OCI. There was no non-credit OTTI recognized in AOCI at September 30, 2014. At December 31, 2013, AOCI included cumulative net unrealized depreciation of $4 million related to securities remaining in the investment portfolio for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 83 percent of the total mortgage-backed securities at September 30, 2014 and December 31, 2013 are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2014		2013
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,292	$2,316	$2,387	$2,411
Due after 1 year through 5 years	14,833	15,310	14,139	14,602
Due after 5 years through 10 years	15,872	16,323	16,200	16,535
Due after 10 years	4,532	4,875	4,743	4,812
	37,529	38,824	37,469	38,360
Mortgage-backed securities	10,159	10,324	10,937	10,894
	$47,688	$49,148	$48,406	$49,254
Held to maturity
Due in 1 year or less	$417	$421	$401	$405
Due after 1 year through 5 years	2,670	2,763	2,284	2,363
Due after 5 years through 10 years	1,401	1,443	1,686	1,723
Due after 10 years	973	1,006	386	393
	5,461	5,633	4,757	4,884
Mortgage-backed securities	2,087	2,130	1,341	1,379
	$7,548	$7,763	$6,098	$6,263

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

	September 30	December 31
(in millions of U.S. dollars)	2014	2013
Cost	$480	$841
Gross unrealized appreciation	71	63
Gross unrealized depreciation	(5)	(67)
Fair value	$546	$837

During the third quarter of 2014, we elected to exchange our interest in a strategic emerging debt portfolio, a mutual fund classified as an equity security investment, for direct ownership of certain of the underlying fixed maturities, and the remainder in cash. This transaction increased realized losses and decreased unrealized losses with no impact to shareholders' equity. The non-cash portion of the transaction was $219 million and does not impact the Consolidated Statements of Cash Flows.

d) Net realized gains (losses)
In accordance with guidance related to the recognition and presentation of OTTI, when an impairment related to a fixed maturity has occurred, OTTI is required to be recorded in Net income if management has the intent to sell the security or it is more likely than not that we will be required to sell the security before the recovery of its amortized cost. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, ACE must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is incurred, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in Net income while the portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities.

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

For the three and nine months ended September 30, 2014, credit losses recognized in Net income for corporate securities were $4 million and $14 million, respectively. For the three and nine months ended September 30, 2013, credit losses recognized in Net income for corporate securities were $1 million and $8 million, respectively.

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

For the three and nine months ended September 30, 2014 and 2013, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Fixed maturities:
OTTI on fixed maturities, gross	$(5)	$(4)	$(20)	$(11)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	—	3	—
OTTI on fixed maturities, net	(4)	(4)	(17)	(11)
Gross realized gains excluding OTTI	73	37	163	163
Gross realized losses excluding OTTI	(51)	(16)	(97)	(68)
Total fixed maturities	18	17	49	84
Equity securities:
OTTI on equity securities	—	—	(7)	(1)
Gross realized gains excluding OTTI	4	8	8	18
Gross realized losses excluding OTTI	(60)	(1)	(61)	(4)
Total equity securities	(56)	7	(60)	13
OTTI on other investments	—	—	(3)	(2)
Foreign exchange gains (losses)	(19)	(26)	(42)	45
Investment and embedded derivative instruments	(13)	4	(53)	62
Fair value adjustments on insurance derivative	(80)	134	(126)	563
S&P put options and futures	(15)	(95)	(106)	(413)
Other derivative instruments	45	(1)	52	(2)
Other	—	—	(8)	—
Net realized gains (losses)	$(120)	$40	$(297)	$350

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Balance of credit losses related to securities still held – beginning of period	$24	$40	$37	$43
Additions where no OTTI was previously recorded	2	1	9	5
Additions where an OTTI was previously recorded	2	—	5	3
Reductions for securities sold during the period	(11)	(3)	(34)	(13)
Balance of credit losses related to securities still held – end of period	$17	$38	$17	$38

e) Gross unrealized loss
At September 30, 2014, there were 5,799 fixed maturities out of a total of 25,735 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $3 million. There were 64 equity securities out of a total of 238 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at September 30, 2014, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$439	$(2)	$943	$(20)	$1,382	$(22)
Foreign	2,420	(34)	916	(19)	3,336	(53)
Corporate securities	4,943	(72)	854	(25)	5,797	(97)
Mortgage-backed securities	2,206	(11)	2,050	(64)	4,256	(75)
States, municipalities, and political subdivisions	311	(1)	673	(8)	984	(9)
Total fixed maturities	10,319	(120)	5,436	(136)	15,755	(256)
Equity securities	67	(5)	—	—	67	(5)
Other investments	78	(3)	—	—	78	(3)
Total	$10,464	$(128)	$5,436	$(136)	$15,900	$(264)

	0 – 12 Months		Over 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,794	$(57)	$31	$(6)	$1,825	$(63)
Foreign	4,621	(114)	201	(8)	4,822	(122)
Corporate securities	3,836	(118)	194	(14)	4,030	(132)
Mortgage-backed securities	5,248	(197)	384	(31)	5,632	(228)
States, municipalities, and political subdivisions	2,164	(90)	84	(4)	2,248	(94)
Total fixed maturities	17,663	(576)	894	(63)	18,557	(639)
Equity securities	498	(67)	—	—	498	(67)
Other investments	67	(9)	—	—	67	(9)
Total	$18,228	$(652)	$894	$(63)	$19,122	$(715)

f) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements, which represent ACE's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2014 and December 31, 2013, are investments, primarily fixed maturities, totaling $15.7 billion and $16.3 billion, respectively, and cash of $72 million and $162 million, respectively.
The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2014	2013
Trust funds	$10,497	$11,315
Deposits with non-U.S. regulatory authorities	2,014	1,970
Assets pledged under repurchase agreements	1,454	1,435
Deposits with U.S. regulatory authorities	1,324	1,334
Other pledged assets	435	391
	$15,724	$16,445

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more information, such as market conditions, market participant assumptions, and demographics of in-force annuities. During the three and nine months ended September 30, 2014, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with an unfavorable net income impact of approximately nil and $2 million for the three and nine months ended September 30, 2014, respectively. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2013 Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present, by valuation hierarchy, the financial instruments measured at fair value on a recurring basis:

September 30, 2014	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,490	$1,188	$—	$2,678
Foreign	202	15,017	12	15,231
Corporate securities	—	17,130	208	17,338
Mortgage-backed securities	—	10,309	15	10,324
States, municipalities, and political subdivisions	—	3,577	—	3,577
	1,692	47,221	235	49,148
Equity securities	520	24	2	546
Short-term investments	1,253	1,500	—	2,753
Other investments	336	252	2,671	3,259
Securities lending collateral	—	1,440	—	1,440
Investment derivative instruments	23	—	—	23
Other derivative instruments	11	2	—	13
Separate account assets	1,389	90	—	1,479
Total assets measured at fair value	$5,224	$50,529	$2,908	$58,661
Liabilities:
Investment derivative instruments	$5	$—	$—	$5
Other derivative instruments	—	2	—	2
GLB(1)	—	—	317	317
Total liabilities measured at fair value	$5	$2	$317	$324

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

The following table presents transfers of financial instruments between Level 1 and Level 2:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Transfers from Level 1 to Level 2	$—	$—	$—	$19
Transfers from Level 2 to Level 1	$—	$—	$—	$—

Fair value of alternative investments
Included in Other investments in the fair value hierarchy are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At September 30, 2014 and December 31, 2013, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2014		2013
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$266	$127	$256	$129
Real estate	3 to 9 Years	304	43	322	92
Distressed	6 to 9 Years	289	132	180	230
Mezzanine	6 to 9 Years	300	213	276	252
Traditional	3 to 8 Years	960	388	813	456
Vintage	1 to 3 Years	10	—	13	—
Investment funds	Not Applicable	384	—	428	—
		$2,513	$903	$2,288	$1,159

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

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies such as financial institutions and insurance services worldwide
Real estate	targeting global distress opportunities, value added U.S. properties, and global mezzanine debt securities in the commercial real estate market
Distressed	targeting distressed debt/credit and equity opportunities in the U.S.
Mezzanine	targeting private mezzanine debt of large-cap and mid-cap companies in the U.S. and worldwide
Traditional	employing traditional private equity investment strategies such as buyout and venture with different geographical focuses including Brazil, Asia, Europe, and the U.S.
Vintage	made before 2002 and where the funds’ commitment periods had already expired

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	September 30, 2014	December 31, 2013
GLB(1)	$317	$193	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets					Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	GLB(1)
September 30, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$12	$204	$7	$2	$2,640	$241
Transfers into Level 3	1	5	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	—	—	(8)	—
Net Realized Gains/Losses	—	2	—	—	—	76
Purchases	—	20	8	—	170	—
Sales	(1)	(9)	—	—	(3)	—
Settlements	—	(13)	—	—	(128)	—
Balance–End of Period	$12	$208	$15	$2	$2,671	$317
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$76

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $746 million at September 30, 2013, and $880 million at June 30, 2013, which includes a fair value derivative adjustment of $514 million and $652 million, respectively.

	Assets						Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	GLB(1)
September 30, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$44	$166	$8	$4	$7	$2,440	$193
Transfers into Level 3	3	35	—	—	—	—	—
Transfers out of Level 3	(34)	(22)	—	(2)	(7)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	1	—	40	—
Net Realized Gains/Losses	1	2	—	—	—	(3)	124
Purchases	2	65	8	1	—	522	—
Sales	(3)	(17)	—	(2)	—	(6)	—
Settlements	—	(22)	(1)	—	—	(322)	—
Balance–End of Period	$12	$208	$15	$2	$—	$2,671	$317
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$124

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $746 million at September 30, 2013, and $1.4 billion at December 31, 2012, which includes a fair value derivative adjustment of $514 million and $1.1 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$625	$192	$—	$817	$804
Foreign	—	978	—	978	937
Corporate securities	—	2,510	15	2,525	2,443
Mortgage-backed securities	—	2,130	—	2,130	2,087
States, municipalities, and political subdivisions	—	1,313	—	1,313	1,277
	625	7,123	15	7,763	7,548
Partially-owned insurance companies	—	—	495	495	495
Total assets	$625	$7,123	$510	$8,258	$8,043
Liabilities:
Short-term debt	$—	$1,864	$—	$1,864	$1,851
Long-term debt	—	4,349	—	4,349	4,057
Trust preferred securities	—	459	—	459	309
Total liabilities	$—	$6,672	$—	$6,672	$6,217

December 31, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$596	$236	$—	$832	$820
Foreign	—	897	—	897	864
Corporate securities	—	1,990	15	2,005	1,922
Mortgage-backed securities	—	1,379	—	1,379	1,341
States, municipalities, and political subdivisions	—	1,150	—	1,150	1,151
	596	5,652	15	6,263	6,098
Partially-owned insurance companies	—	—	470	470	470
Total assets	$596	$5,652	$485	$6,733	$6,568
Liabilities:
Short-term debt	$—	$1,913	$—	$1,913	$1,901
Long-term debt	—	4,088	—	4,088	3,807
Trust preferred securities	—	438	—	438	309
Total liabilities	$—	$6,439	$—	$6,439	$6,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
GMDB
Net premiums earned	$17	$19	$54	$59
Policy benefits and other reserve adjustments	$12	$14	$40	$58
GLB
Net premiums earned	$35	$36	$105	$112
Policy benefits and other reserve adjustments	8	9	27	20
Net realized gains (losses)	(76)	138	(124)	608
Gain (loss) recognized in income	$(49)	$165	$(46)	$700
Net cash received	$31	$31	$93	$94
Net (increase) decrease in liability	$(80)	$134	$(139)	$606

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures held to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 7 for additional information.

At September 30, 2014, reported liabilities for GMDB and GLB reinsurance were $108 million and $566 million, respectively, compared with $100 million and $427 million, respectively, at December 31, 2013. The reported liability for GLB reinsurance of $566 million at September 30, 2014, and $427 million at December 31, 2013, includes a fair value derivative adjustment of $317 million and $193 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are continually reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of more information, such as market conditions and demographics of in-force annuities.

Variable Annuity Net Amount at Risk
(i) Reinsurance covering the GMDB risk only
At September 30, 2014 and December 31, 2013, the net amount at risk from reinsurance programs covering the GMDB risk only was $520 million and $586 million, respectively.

For reinsurance programs covering the GMDB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2014 and December 31, 2013, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

•	future claims are discounted in line with the discounting assumption used in the calculation of the benefit reserve averaging between 2.0 percent and 3.0 percent; and

•	reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty.

The total claim amount payable on reinsurance programs covering the GMDB risk only, if all the cedants’ policyholders were to die immediately at September 30, 2014 was approximately $629 million. This takes into account all applicable reinsurance treaty claim limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

(ii) Reinsurance covering the GLB risk only
At September 30, 2014 and December 31, 2013, the net amount at risk from reinsurance programs covering the GLB risk only was $241 million and $136 million, respectively.

For reinsurance programs covering the GLB risk only, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2014 and December 31, 2013, respectively);

•	there are no deaths, lapses, or withdrawals;

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

(iii) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders
At September 30, 2014 and December 31, 2013, the GMDB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $75 million and $73 million, respectively.

At September 30, 2014 and December 31, 2013, the GLB net amount at risk from reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders was $168 million and $141 million, respectively.

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

For reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, the net amount at risk is defined as the present value of future claim payments under the following assumptions:

•	policy account values and guaranteed values are fixed at the valuation date (September 30, 2014 and December 31, 2013, respectively);

•	there are no lapses or withdrawals;

•	mortality according to 100 percent of the Annuity 2000 mortality table;

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

The total claim amount payable on reinsurance programs covering both the GMDB and GLB risks on the same underlying policyholders, if all of the cedants’ policyholders were to die immediately at September 30, 2014 was approximately $39 million. This takes into account all applicable reinsurance treaty claim limits. Although there would be an increase in death claims resulting from 100 percent immediate mortality of all policyholders, the GLB claims would be zero.

The average attained age of all policyholders under sections i), ii), and iii) above, weighted by the guaranteed value of each reinsured policy, is approximately 69 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

In relation to certain debt issuances, ACE from time to time enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At September 30, 2014, ACE had no in-force interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2014			December 31, 2013
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$14	$(2)	$1,010	$3	$(4)	$1,202
Cross-currency swaps	OA / (AP)	—	—	95	—	—	50
Futures contracts on money market instruments	OA / (AP)	2	—	1,000	3	—	3,910
Options/Futures contracts on notes and bonds	OA / (AP)	7	(3)	1,145	13	(2)	871
Convertible securities(1)	FM AFS / ES	303	—	268	302	—	254
		$326	$(5)	$3,518	$321	$(6)	$6,287
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$11	$—	$1,427	$—	$(60)	$1,692
Options on equity market indices (2)	OA / (AP)	2	—	250	6	—	250
Other	OA / (AP)	—	(2)	8	—	(2)	8
		$13	$(2)	$1,685	$6	$(62)	$1,950
GLB(3)	(AP) / (FPB)	$—	$(566)	$409	$—	$(427)	$277

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2014 and December 31, 2013, derivative assets of $25 million and derivative liabilities of $41 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

ACE participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At September 30, 2014 and December 31, 2013, our securities lending payable was $1,441 million and $1,633 million, respectively, and our securities lending collateral was $1,440 million and $1,632 million, respectively. The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. At both September 30, 2014 and December 31, 2013, our repurchase agreement obligations of $1,401 million were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Investment and embedded derivative instruments
Foreign currency forward contracts	$19	$(9)	$15	$8
All other futures contracts and options	(15)	6	(55)	46
Convertible securities(1)	(17)	6	(13)	7
TBAs	—	1	—	1
Total investment and embedded derivative instruments	$(13)	$4	$(53)	$62
GLB and other derivative instruments
GLB(2)	$(80)	$134	$(126)	$563
Futures contracts on equities(3)	(15)	(90)	(103)	(393)
Options on equity market indices(3)	—	(5)	(3)	(20)
Other	45	(1)	52	(2)
Total GLB and other derivative instruments	$(50)	$38	$(180)	$148
	$(63)	$42	$(233)	$210

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

Other
Included within Other are derivatives intended to reduce potential losses which may arise from certain exposures in our insurance business.  The economic benefit provided by these derivatives is similar to purchased reinsurance.  For example, ACE may enter into crop derivative contracts to protect underwriting results in the event of a significant decline in commodity prices. Also included within Other are certain life insurance products that meet the definition of a derivative instrument for accounting purposes.

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

b) Other investments
At September 30, 2014, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.1 billion. In connection with these investments, we have commitments that may require funding of up to $903 million over the next several years.

c) Taxation
At September 30, 2014, $28 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

d) Letters of credit
We did not renew our $500 million bilateral letter of credit facility that expired in June 2014.  We elected instead to satisfy our collateral obligations primarily with insurance trusts supported by our investment portfolio. Refer to our 2013 Form 10-K for additional information on our credit facilities.

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

8. Shareholders’ equity

All of ACE’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, ACE continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. At our May 2013 annual general meeting, our shareholders approved an annual dividend for the following year of $2.04 per share, payable in four quarterly installments of $0.51 per share after the annual general meeting in the form of a distribution by way of a par value reduction. At the January 10, 2014 extraordinary general meeting, our shareholders approved a resolution to increase our quarterly dividend from $0.51 per share to $0.63 per share for the final two quarterly installments (made on January 31, 2014 and April 17, 2014) that had been earlier approved at our 2013 annual general meeting. The $0.12 per share increase for each installment was distributed from capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves, and transferred to free reserves (Retained earnings) for payment, while the existing $0.51 per share was distributed by way of a par value reduction.

At our May 2014 annual general meeting, our shareholders approved an annual dividend for the following year of $2.60 per share, payable in four quarterly installments of $0.65 per share after the annual general meeting in the form of a distribution by way of a par value reduction.

The following table presents the dividends per Common Share for the three and nine months ended September 30, 2014, in Swiss francs (CHF) and U.S. dollars (USD).

	Three Months Ended						Nine Months Ended
	September 30						September 30
	2014			2013			2014			2013
Dividends – par value reduction	CHF	0.61	$0.65	CHF	0.46	$0.51	CHF	1.64	$1.81	CHF	1.40	$1.51
Dividends – distributed from capital contribution reserves	—		—	—		—	0.20		0.24	—		—
Total dividends per common share	CHF	0.61	$0.65	CHF	0.46	$0.51	CHF	1.84	$2.05	CHF	1.40	$1.51

Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 25.40 at September 30, 2014.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2014, 10,720,855 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

ACE Limited securities repurchase authorization
The following table presents 2014 share repurchases of ACE's Common Shares conducted in a series of open market transactions under the November 2013 Board authorization of a share repurchase program of up to $2.0 billion through December 31, 2014:

(in millions of U.S. dollars, except share data)	Three Months Ended	Nine Months Ended	October 1, 2014 through October 28, 2014
	September 30, 2014	September 30, 2014
Number of shares repurchased	4,349,302	10,143,184	699,965
Dollar value of shares repurchased	$450	$1,019	$74
Repurchase authorization remaining at end of period	$924	$924	$850

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

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended September 30, 2014, underwriting income in our Insurance – North American Agriculture segment was $81 million. This amount includes $45 million of realized gains related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for the three months ended September 30, 2014, Life underwriting income of $88 million includes Net investment income of $69 million and losses from fair value changes in separate account assets of $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,541	$764	$1,719	$208	$497	$—	$4,729
Net premiums earned	1,518	766	1,726	255	489	—	4,754
Losses and loss expenses	1,053	686	707	92	145	1	2,684
Policy benefits	—	—	—	—	125	—	125
Policy acquisition costs	169	41	418	74	123	—	825
Administrative expenses	165	3	258	13	71	44	554
Underwriting income (loss)	131	36	343	76	25	(45)	566
Net investment income	277	6	130	81	69	3	566
Net realized gains (losses) including OTTI	(5)	45	(75)	6	(89)	(2)	(120)
Interest expense	2	—	2	1	4	61	70
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	6	—	6
Other	(31)	7	6	(10)	(3)	6	(25)
Income tax expense (benefit)	73	23	97	11	12	(40)	176
Net income (loss)	$359	$57	$293	$161	$(14)	$(71)	$785

For the Three Months Ended September 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,500	$805	$1,571	$265	$479	$—	$4,620
Net premiums earned	1,444	849	1,611	239	467	—	4,610
Losses and loss expenses	963	746	712	93	141	—	2,655
Policy benefits	—	—	—	—	138	—	138
Policy acquisition costs	159	32	349	52	86	—	678
Administrative expenses	153	5	263	12	85	45	563
Underwriting income (loss)	169	66	287	82	17	(45)	576
Net investment income	254	6	128	66	61	7	522
Net realized gains (losses) including OTTI	9	—	(8)	(5)	43	1	40
Interest expense	3	—	1	2	4	62	72
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(14)	—	(14)
Other	(13)	8	14	(7)	4	3	9
Income tax expense (benefit)	79	14	78	16	10	(42)	155
Net income (loss)	$363	$50	$314	$132	$117	$(60)	$916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Nine Months Ended September 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$4,594	$1,346	$5,250	$794	$1,489	$—	$13,473
Net premiums earned	4,547	1,199	5,047	800	1,463	—	13,056
Losses and loss expenses	3,009	1,099	2,354	327	442	2	7,233
Policy benefits	—	—	—	—	383	—	383
Policy acquisition costs	480	69	1,206	201	355	—	2,311
Administrative expenses	501	5	764	41	212	132	1,655
Underwriting income (loss)	557	26	723	231	71	(134)	1,474
Net investment income	812	19	398	238	199	9	1,675
Net realized gains (losses) including OTTI	(25)	51	(71)	(17)	(237)	2	(297)
Interest expense	7	—	4	4	10	188	213
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(5)	—	(5)
Other	(75)	24	8	(39)	8	18	(56)
Income tax expense (benefit)	247	21	189	31	34	(120)	402
Net income (loss)	$1,165	$51	$849	$456	$(14)	$(209)	$2,298

For the Nine Months Ended September 30, 2013	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$4,313	$1,371	$4,821	$836	$1,468	$—	$12,809
Net premiums earned	4,210	1,252	4,633	731	1,424	—	12,250
Losses and loss expenses	2,791	1,071	2,227	292	443	7	6,831
Policy benefits	—	—	—	—	379	—	379
Policy acquisition costs	444	56	1,048	148	261	—	1,957
Administrative expenses	437	13	750	36	256	149	1,641
Underwriting income (loss)	538	112	608	255	85	(156)	1,442
Net investment income	755	19	396	209	187	21	1,587
Net realized gains (losses) including OTTI	63	1	34	46	206	—	350
Interest expense	4	—	4	4	12	181	205
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(7)	—	(7)
Other	(38)	24	30	(13)	7	19	29
Income tax expense (benefit)	264	24	174	31	33	(134)	392
Net income (loss)	$1,126	$84	$830	$488	$433	$(201)	$2,760

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Three Months Ended September 30, 2014
Insurance – North American P&C	$420	$993	$105	$1,518
Insurance – North American Agriculture	766	—	—	766
Insurance – Overseas General	744	394	588	1,726
Global Reinsurance	149	106	—	255
Life	—	—	489	489
	$2,079	$1,493	$1,182	$4,754
For the Three Months Ended September 30, 2013
Insurance – North American P&C	$388	$957	$99	$1,444
Insurance – North American Agriculture	849	—	—	849
Insurance – Overseas General	689	375	547	1,611
Global Reinsurance	141	98	—	239
Life	—	—	467	467
	$2,067	$1,430	$1,113	$4,610

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Nine Months Ended September 30, 2014
Insurance – North American P&C	$1,248	$2,992	$307	$4,547
Insurance – North American Agriculture	1,199	—	—	1,199
Insurance – Overseas General	2,164	1,158	1,725	5,047
Global Reinsurance	435	365	—	800
Life	—	—	1,463	1,463
	$5,046	$4,515	$3,495	$13,056
For the Nine Months Ended September 30, 2013
Insurance – North American P&C	$1,103	$2,826	$281	$4,210
Insurance – North American Agriculture	1,252	—	—	1,252
Insurance – Overseas General	1,932	1,088	1,613	4,633
Global Reinsurance	408	323	—	731
Life	—	—	1,424	1,424
	$4,695	$4,237	$3,318	$12,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income	$785	$916	$2,298	$2,760
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	334,472,324	340,888,648	337,083,498	340,905,322
Denominator for diluted earnings per share:
Share-based compensation plans	3,201,656	2,929,089	3,298,569	3,146,728
Weighted-average shares outstanding and assumed conversions	337,673,980	343,817,737	340,382,067	344,052,050
Basic earnings per share	$2.35	$2.68	$6.82	$8.09
Diluted earnings per share	$2.32	$2.66	$6.75	$8.02

Potential anti-dilutive share conversions	1,227,575	1,215,884	1,410,340	1,429,514

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013 for ACE Limited (Parent Guarantor) and ACE INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other ACE Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at September 30, 2014

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$31	$25	$63,198	$—	$63,254
Cash(1)	8	12	1,391	(605)	806
Insurance and reinsurance balances receivable	—	—	6,149	(960)	5,189
Reinsurance recoverable on losses and loss expenses	—	—	19,948	(9,003)	10,945
Reinsurance recoverable on policy benefits	—	—	1,236	(1,008)	228
Value of business acquired	—	—	491	—	491
Goodwill and other intangible assets	—	—	5,425	—	5,425
Investments in subsidiaries	30,065	19,054	—	(49,119)	—
Due from subsidiaries and affiliates, net	768	—	—	(768)	—
Other assets	4	272	14,669	(3,726)	11,219
Total assets	$30,876	$19,363	$112,507	$(65,189)	$97,557
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,003	$(8,556)	$37,447
Unearned premiums	—	—	9,828	(1,808)	8,020
Future policy benefits	—	—	5,790	(1,008)	4,782
Due to (from) subsidiaries and affiliates, net	—	556	212	(768)	—
Affiliated notional cash pooling programs(1)	573	32	—	(605)	—
Short-term debt	—	450	1,401	—	1,851
Long-term debt	—	4,045	12	—	4,057
Trust preferred securities	—	309	—	—	309
Other liabilities	286	1,432	12,681	(3,325)	11,074
Total liabilities	859	6,824	75,927	(16,070)	67,540
Total shareholders’ equity	30,017	12,539	36,580	(49,119)	30,017
Total liabilities and shareholders’ equity	$30,876	$19,363	$112,507	$(65,189)	$97,557

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,729	$—	$4,729
Net premiums earned	—	—	4,754	—	4,754
Net investment income	1	—	565	—	566
Equity in earnings of subsidiaries	745	258	—	(1,003)	—
Net realized gains (losses) including OTTI	—	46	(166)	—	(120)
Losses and loss expenses	—	—	2,684	—	2,684
Policy benefits	—	—	125	—	125
Policy acquisition costs and administrative expenses	18	6	1,355	—	1,379
Interest (income) expense	(7)	68	9	—	70
Other (income) expense	(54)	2	33	—	(19)
Income tax expense (benefit)	4	(11)	183	—	176
Net income	$785	$239	$764	$(1,003)	$785
Comprehensive income	$298	$33	$276	$(309)	$298
Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,620	$—	$4,620
Net premiums earned	—	—	4,610	—	4,610
Net investment income	1	—	521	—	522
Equity in earnings of subsidiaries	863	322	—	(1,185)	—
Net realized gains (losses) including OTTI	—	(2)	42	—	40
Losses and loss expenses	—	—	2,655	—	2,655
Policy benefits	—	—	138	—	138
Policy acquisition costs and administrative expenses	13	4	1,224	—	1,241
Interest (income) expense	(8)	69	11	—	72
Other (income) expense	(62)	6	51	—	(5)
Income tax expense (benefit)	5	(14)	164	—	155
Net income	$916	$255	$930	$(1,185)	$916
Comprehensive income	$1,030	$339	$1,043	$(1,382)	$1,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$13,473	$—	$13,473
Net premiums earned	—	—	13,056	—	13,056
Net investment income	2	1	1,672	—	1,675
Equity in earnings of subsidiaries	2,192	669	—	(2,861)	—
Net realized gains (losses) including OTTI	—	53	(350)	—	(297)
Losses and loss expenses	—	—	7,233	—	7,233
Policy benefits	—	—	383	—	383
Policy acquisition costs and administrative expenses	57	20	3,889	—	3,966
Interest (income) expense	(26)	209	30	—	213
Other (income) expense	(146)	22	63	—	(61)
Income tax expense (benefit)	11	(66)	457	—	402
Net income	$2,298	$538	$2,323	$(2,861)	$2,298
Comprehensive income	$2,754	$810	$2,778	$(3,588)	$2,754

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$12,809	$—	$12,809
Net premiums earned	—	—	12,250	—	12,250
Net investment income	2	2	1,583	—	1,587
Equity in earnings of subsidiaries	2,619	767	—	(3,386)	—
Net realized gains (losses) including OTTI	12	(2)	340	—	350
Losses and loss expenses	—	—	6,831	—	6,831
Policy benefits	—	—	379	—	379
Policy acquisition costs and administrative expenses	40	13	3,545	—	3,598
Interest (income) expense	(23)	200	28	—	205
Other (income) expense	(157)	21	158	—	22
Income tax expense (benefit)	13	(80)	459	—	392
Net income	$2,760	$613	$2,773	$(3,386)	$2,760
Comprehensive income (loss)	$1,247	$(195)	$1,259	$(1,064)	$1,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$168	$139	$3,115	$(200)	$3,222
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(11,870)	3	(11,867)
Purchases of fixed maturities held to maturity	—	—	(185)	—	(185)
Purchases of equity securities	—	—	(222)	—	(222)
Sales of fixed maturities available for sale	—	—	6,309	(3)	6,306
Sales of equity securities	—	—	322	—	322
Maturities and redemptions of fixed maturities available for sale	—	—	4,814	—	4,814
Maturities and redemptions of fixed maturities held to maturity	—	—	617	—	617
Net change in short-term investments	1	(16)	(969)	—	(984)
Net derivative instruments settlements	—	53	(223)	—	(170)
Acquisition of subsidiaries (net of cash acquired of $4)	—	—	(172)	—	(172)
Capital contribution	—	(230)	—	230	—
Other	—	(9)	(138)	—	(147)
Net cash flows from (used for) investing activities	1	(202)	(1,717)	230	(1,688)
Cash flows from financing activities
Dividends paid on Common Shares	(646)	—	—	—	(646)
Common Shares repurchased	—	—	(1,007)	—	(1,007)
Proceeds from issuance of long-term debt	—	699	—	—	699
Repayment of long-term debt	—	(500)	(1)	—	(501)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	94	—	94
Dividend to parent company	—	—	(200)	200	—
Advances (to) from affiliates	97	(166)	69	—	—
Capital contribution	—	—	230	(230)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	388	32	—	(420)	—
Other	—	(6)	127	—	121
Net cash flows (used for) from financing activities	(161)	59	(688)	(450)	(1,240)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(67)	—	(67)
Net increase (decrease) in cash	8	(4)	643	(420)	227
Cash – beginning of period(1)	—	16	748	(185)	579
Cash – end of period(1)	$8	$12	$1,391	$(605)	$806

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2014 and December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$80	$2	$2,654	$—	$2,736
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(16,517)	103	(16,414)
Purchases of fixed maturities held to maturity	—	—	(374)	—	(374)
Purchases of equity securities	—	—	(217)	—	(217)
Sales of fixed maturities available for sale	—	—	8,115	(103)	8,012
Sales of equity securities	—	—	99	—	99
Maturities and redemptions of fixed maturities available for sale	—	—	5,538	—	5,538
Maturities and redemptions of fixed maturities held to maturity	—	—	1,233	—	1,233
Net change in short-term investments	—	4	521	—	525
Net derivative instruments settlements	—	(1)	(375)	—	(376)
Acquisition of subsidiaries (net of cash acquired of $38)	—	—	(977)	—	(977)
Capital contribution	(133)	(1,010)	—	1,143	—
Other	—	(5)	(183)	—	(188)
Net cash flows used for investing activities	(133)	(1,012)	(3,137)	1,143	(3,139)
Cash flows from financing activities
Dividends paid on Common Shares	(343)	—	—	—	(343)
Common Shares repurchased	—	—	(233)	—	(233)
Proceeds from issuance of long-term debt	—	947	—	—	947
Net proceeds from issuance of short-term debt	—	—	1	—	1
Proceeds from share-based compensation plans, including windfall tax benefits	7	—	105	—	112
Advances (to) from affiliates	(575)	575	—	—	—
Capital contribution	—	—	1,143	(1,143)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	872	(349)	—	(523)	—
Other	—	—	68	—	68
Net cash flows from (used for) financing activities	(39)	1,173	1,084	(1,666)	552
Effect of foreign currency rate changes on cash and cash equivalents	—	—	4	—	4
Net (decrease) increase in cash	(92)	163	605	(523)	153
Cash – beginning of period(1)	103	2	859	(349)	615
Cash – end of period(1)	$11	$165	$1,464	$(872)	$768

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2014.

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

•
the ability of our technology resources, including information systems and security, to perform as anticipated such as with respect to preventing material information technology failures or third-party infiltrations or hacking resulting in consequences adverse to ACE or its customers or partners; and

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

______________________________________________________________________________________________________________________
Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2014, we had total assets of $98 billion and shareholders’ equity of $30 billion. ACE opened its first business office in Bermuda, in 1985, and continues to maintain operations in Bermuda.

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

______________________________________________________________________________________________________________________
Financial Highlights for the Three Months Ended September 30, 2014

•	Net income was $785 million compared with $916 million in the prior year period.

•	Total company net premiums written increased 2.4 percent.

•	The P&C combined ratio was 86.3 percent compared with 86.5 percent in the prior year period. The GAAP combined ratio was 87.3 percent compared with 86.5 percent in the prior year period.

•	The current accident year P&C combined ratio excluding catastrophe losses was 89.8 percent, unchanged from the prior year period.

•
The P&C expense ratio was 27.8 percent compared with 25.8 percent in the prior year period. The current quarter ratio increased primarily due to purchase accounting adjustments which favorably impacted the prior year ratio.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $86 million (2.1 percentage points of the combined ratio) and $76 million, respectively, compared with $78 million (1.8 percentage points of the combined ratio) and $70 million, respectively, in the prior year period.

•
Favorable prior period development pre-tax and after-tax were $232 million (5.6 percentage points of the combined ratio) and $172 million, respectively, compared with $210 million (5.1 percentage points of the combined ratio) and $162 million, respectively, in the prior year period.

•	Operating cash flow was $1.1 billion for the quarter.

•
Net investment income increased 8.5 percent to $566 million primarily due to an increase in the invested asset base, an increase in private equity distributions, and an increase in call activity in our corporate bond portfolio.

•	Share repurchases totaled $450 million, or approximately 4.3 million shares, during the quarter.

__________________________________________________________________________________________________________
Consolidated Operating Results – Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$4,729	$4,620	2.4%	$13,473	$12,809	5.2%
Net premiums earned	4,754	4,610	3.1%	13,056	12,250	6.6%
Net investment income	566	522	8.5%	1,675	1,587	5.6%
Net realized gains (losses)	(120)	40	NM	(297)	350	NM
Total revenues	5,200	5,172	0.5%	14,434	14,187	1.7%
Losses and loss expenses	2,684	2,655	1.1%	7,233	6,831	5.9%
Policy benefits	125	138	(9.4)%	383	379	1.1%
Policy acquisition costs	825	678	21.7%	2,311	1,957	18.1%
Administrative expenses	554	563	(1.6)%	1,655	1,641	0.9%
Interest expense	70	72	(2.8)%	213	205	3.9%
Other (income) expense	(19)	(5)	NM	(61)	22	NM
Total expenses	4,239	4,101	3.4%	11,734	11,035	6.3%
Income before income tax	961	1,071	(10.3)%	2,700	3,152	(14.3)%
Income tax expense	176	155	13.5%	402	392	2.6%
Net income	$785	$916	(14.2)%	$2,298	$2,760	(16.7)%
NM – not meaningful

The following tables present a breakdown of consolidated net premiums written for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Commercial P&C (retail and wholesale)	$1,981	$1,929	2.6%	$6,057	$5,775	4.9%
Personal and small commercial lines	591	509	16.1%	1,715	1,400	22.5%
Reinsurance	208	265	(21.2)%	794	836	(5.0)%
Property, casualty, and all other	2,780	2,703	2.8%	8,566	8,011	6.9%
Agriculture	764	805	(5.2)%	1,346	1,371	(1.8)%
Personal accident (A&H)	937	879	6.6%	2,815	2,718	3.6%
Life	248	233	6.5%	746	709	5.2%
Total consolidated	$4,729	$4,620	2.4%	$13,473	$12,809	5.2%
Total consolidated - constant dollars (C$) (1)		$4,636	2.0%		$12,733	5.8%

	2014 % of Total	2013 % of Total		2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	42%	42%		45%	45%
Personal and small commercial lines	13%	11%		13%	11%
Reinsurance	4%	6%		5%	6%
Property, casualty, and all other	59%	59%		63%	62%
Agriculture	16%	17%		10%	11%
Personal accident (A&H)	20%	19%		21%	21%
Life	5%	5%		6%	6%
Total consolidated	100%	100%		100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased for the three months ended September 30, 2014 in our Insurance – Overseas General segment on a constant-dollar basis from new business writings in our retail operations in all product lines – A&H, personal lines, and P&C and from the acquisition of Samaggi in April 2014. Foreign exchange favorably impacted growth on an as reported basis. Our Insurance – North American P&C segment also reported an increase in net premiums written for the three months ended September 30, 2014 in our retail division from growth in risk management, specialty P&C, and A&H businesses reflecting higher production and strong renewal retention. In addition, we grew net premiums written in our Commercial Risk Services division, primarily specialty and program business, and our personal lines division, primarily in the homeowners and automobile business offered through ACE Private Risk Services. Our wholesale division contributed to the increase in net premiums written from higher production in our property, casualty, and professional lines of business. Our Global Reinsurance segment reported a decrease in net premiums written for the three months ended September 30, 2014 primarily due to the non-renewal of a large workers' compensation treaty, partially offset by new business. Our Insurance – North American Agriculture segment reported a decrease in net premiums written for the three months ended September 30, 2014 primarily due to lower Multiple Peril Crop Insurance (MPCI) production reflecting lower commodity prices, partially offset by higher premium retention primarily as a result of the non-renewal of a third-party proportional reinsurance agreement.

For the nine months ended September 30, 2014, net premiums written increased primarily due to the factors described above. For our Insurance – North American P&C segment, net premiums written growth also came from surety, professional, casualty and A&H lines of business. In addition, the acquisitions of Fianzas Monterrey in April 2013 and ABA Seguros in May 2013 (Mexican acquisitions) also added to premium growth. Foreign exchange adversely impacted growth in our Insurance - Overseas General segment.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased for the three and nine months ended September 30, 2014 primarily due to the increase in net premiums written as described above.

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

The following table presents the components of GAAP combined ratio as well as a reconciliation of GAAP combined ratio to P&C combined ratio. The P&C combined ratio is a non-GAAP financial measure and includes the impact of realized gains and losses on crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Loss and loss expense ratio	59.5%	60.7%	58.5%	59.0%
Policy acquisition cost ratio	16.5%	14.3%	16.9%	15.7%
Administrative expense ratio	11.3%	11.5%	12.5%	12.8%
GAAP combined ratio	87.3%	86.5%	87.9%	87.5%
Gains on crop derivatives	(1.0)%	—%	(0.4)%	—%
P&C combined ratio	86.3%	86.5%	87.5%	87.5%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio, including gains on crop derivatives:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Loss and loss expense ratio, including gains on crop derivatives	58.5%	60.7%	58.1%	59.0%
Catastrophe losses and related reinstatement premiums	(2.0)%	(1.9)%	(1.9)%	(1.8)%
Prior period development	5.7%	5.3%	3.7%	3.9%
Loss and loss expense ratio, adjusted	62.2%	64.1%	59.9%	61.1%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $87 million and $220 million for the three and nine months ended September 30, 2014, compared with $80 million and $193 million in the prior year periods, respectively. Catastrophe losses through September 30, 2014 were primarily related to severe weather-related events in the U.S., Japan, and Australia; flooding and hailstorms in Europe; and a hurricane in Mexico. Catastrophe losses in the prior year periods were primarily related to flooding in Canada and Australia and severe weather-related events in the U.S. The adjusted loss and loss expense ratio was lower for the three and nine months ended September 30, 2014 due to the prior year decline in commodity prices that resulted in higher losses in our MPCI program for the 2013 crop year, mix of business, and underwriting actions improving loss ratios on several portfolios.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $232 million and $420 million for the three and nine months ended September 30, 2014, respectively. This compares with net favorable prior period development of $210 million and $408 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three and nine months ended September 30, 2014 was $566 million and $1.7 billion compared with $522 million and $1.6 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio increased for the three and nine months ended September 30, 2014 primarily due to purchase accounting adjustments related to our Mexican acquisitions which favorably impacted the prior year ratio. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies. In addition, the policy acquisition cost ratio increased for both periods due to a change in the overall mix of business towards A&H and personal lines products in regions that have higher acquisition cost ratios.

Our administrative expense ratio decreased for the three months ended September 30, 2014 primarily due to growth in net premiums earned that outpaced the growth in administrative expenses. In addition, the administrative expense ratio decreased due to increased spending in the prior year to support growth, primarily related to our Mexican acquisitions.

Our administrative expense ratio decreased for the nine months ended September 30, 2014 primarily due to growth in net premiums earned that outpaced the growth in administrative expenses, which was partially offset by the favorable impact of a prior year legal settlement.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 18.3 percent and 14.9 percent for the three and nine months ended September 30, 2014, respectively. Our effective income tax rate was 14.4 percent and 12.4 percent for the three and nine months ended September 30, 2013, respectively. The increase in effective tax rate was primarily due to both net realized losses and a lower percentage of operating earnings being generated in lower tax paying jurisdictions.

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

Three Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2014
Insurance – North American P&C	$25	$(14)	$11	0.1%
Insurance – North American Agriculture	—	(3)	(3)	0.7%
Insurance – Overseas General	(185)	(34)	(219)	2.6%
Global Reinsurance	(26)	5	(21)	1.1%
Total	$(186)	$(46)	$(232)	0.9%
2013
Insurance – North American P&C	$(21)	$2	$(19)	0.1%
Insurance – North American Agriculture	—	(10)	(10)	2.6%
Insurance – Overseas General	(121)	(28)	(149)	1.9%
Global Reinsurance	(28)	(4)	(32)	1.4%
Total	$(170)	$(40)	$(210)	0.8%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Nine Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2014
Insurance – North American P&C	$(55)	$(41)	$(96)	0.6%
Insurance – North American Agriculture	—	35	35	7.0%
Insurance – Overseas General	(181)	(124)	(305)	3.7%
Global Reinsurance	(49)	(5)	(54)	2.5%
Total	$(285)	$(135)	$(420)	1.6%
2013
Insurance – North American P&C	$(69)	$(37)	$(106)	0.7%
Insurance – North American Agriculture	—	(13)	(13)	4.0%
Insurance – Overseas General	(120)	(103)	(223)	2.8%
Global Reinsurance	(57)	(9)	(66)	2.9%
Total	$(246)	$(162)	$(408)	1.5%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
2014
For the three months ended September 30, 2014, net adverse PPD was $11 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net adverse development of $25 million in long-tail business, primarily from:

•
Favorable development of $40 million in our medical risk operations, primarily impacting the 2009 and 2010 accident years. Paid and reported loss activity for these businesses has been less than previously expected. In addition, we have also increased our weighting towards experience-based methods for several accident years resulting in a reduction in our estimate of losses for those years;

•
Favorable development of $33 million in our financial solutions business, primarily in the 2010 and prior accident years. Net favorable development principally resulted from the recognition of lower than expected loss activity on two large excess liability transactions;

•
Net adverse development of $26 million in our workers’ compensation lines, with adverse development in the 2013 accident year and favorable development in accident years 2009 and 2010. Adverse development in the 2013 accident year is being driven by one large account which is experiencing higher than expected claims frequency and severity; and

•
Adverse development of $69 million in Brandywine, including adverse development of $61 million for environmental liabilities and adverse development of $8 million for other exposures including unallocated loss adjustment expenses for the run-off operations, impacting accident years 1996 and prior. Adverse development in environmental was largely a function of changes in individual account estimates for a small number of insureds experiencing higher costs to remediate as well as higher defense costs.

•
Net favorable development of $14 million in short-tail business, driven by net favorable development of $20 million in our energy and technical risk property business, primarily impacting the 2012 and 2013 accident years. Across most lines, paid and reported loss activity was lower than expected.

For the nine months ended September 30, 2014, net favorable PPD was $96 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $55 million in long-tail business, primarily from:

•
Favorable development of $67 million in our excess casualty and umbrella businesses. Resolution of a disputed matter on an individual claim led to a release of $42 million in the 2003 accident year, and lower than expected reported activity across a number of years drove the remaining improvement;

•	Favorable development of $40 million in our medical risk operations due to the same factors experienced for the three months ended September 30, 2014 as described above;

•	Favorable development of $33 million in our financial solutions business due to the same factors experienced for the three months ended September 30, 2014 as described above;

•	Favorable development of $26 million in our surety business, primarily from favorable claims emergence in the 2012 accident year;

•	Adverse development of $26 million in our workers’ compensation lines due to the same factors experienced for the three months ended September 30, 2014 as described above;

•
Net favorable development of $21 million in our auto liability excess lines primarily impacting the 2009 accident year. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review and original pricing assumptions; and

•
Net adverse development of $105 million in our Brandywine environmental and run-off portfolios, primarily in general and products liability and workers’ compensation lines, including unallocated loss adjustment expenses, impacting the 1996 and prior accident years. Adverse development in environmental was largely a function of changes in individual account estimates for a small number of insureds experiencing higher costs to remediate as well as higher defense costs. Adverse development in individual accounts and specific claims emergence drove the increase in general liability and workers' compensation.

•
Net favorable development of $41 million in short-tail business, driven by net favorable development of $20 million in our energy and technical risk property business, due to the same factors experienced for the three months ended September 30, 2014 as described above.

2013
For the three months ended September 30, 2013, net favorable PPD was $19 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $21 million in long-tail business, primarily from:

•
Favorable development of $61 million in our medical risk operations, primarily impacting the 2007 to 2009 accident years. Paid and reported loss activity for this business in these accident years continues to be lower than expected and we have increased our weighting applied to experience-based methods;

•
Favorable development of $25 million in our foreign casualty Controlled Master Program and Cash Flow portfolios affecting the 2009 and prior accident years. Paid and reported loss activity for this business in these accident years continue to be lower than expected and we have increased our weighting applied to experience-based methods; and

•
Adverse development of $59 million in our Brandywine environmental liabilities and adverse development of $2 million for other exposures including unallocated loss adjustment expenses for the runoff operations, impacting accident years 1996 and prior. The increase was due to a number of factors including adverse court rulings, higher future cost estimates, and higher than expected payment activity.

For the nine months ended September 30, 2013, net favorable PPD was $106 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $69 million in long-tail business, primarily from:

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

•
Favorable development of $22 million in our surety business primarily affecting the 2011 accident year.  Reported claims to date in the 2011 accident year are lower than historical averages which in turn has generated lower than expected reported loss activity since our prior review;

•
Adverse development of $23 million in our construction business affecting the 2012 and prior accident years.  The adverse development was realized in both our workers' compensation and general liability product lines where loss activity was higher than expected since our prior review; and

•
Net adverse development of $92 million in our Brandywine environmental and run-off portfolios of general liability and workers' compensation, including unallocated loss adjustment expenses due to the same factors experienced for the three months ended September 30, 2013 as described above.

•
Net favorable development of $37 million in short-tail business primarily in our U.S. retail and wholesale property and inland marine portfolios. Retail property improved across all accident years, primarily in 2010 and 2011, mainly due to favorable case incurred emergence and favorable settlements of several large claims. Wholesale estimates for prior year improved, primarily in the 2011 and 2012 accident years as paid and reported loss activity were lower than expected.

Insurance – North American Agriculture
For the three months ended September 30, 2014, net favorable PPD was $3 million compared to net favorable PPD of $10 million in the prior year period in short-tail business across a number of accident years, none of which was significant individually or in the aggregate.

For the nine months ended September 30, 2014, adverse PPD was $35 million compared with favorable PPD of $13 million for the prior year period. Actual claim development in the first quarter of 2014 for the Multiple Peril Crop Insurance (MPCI) business was higher than our year-end 2013 expectations for the 2013 crop year.

Insurance – Overseas General
2014
For the three months ended September 30, 2014, net favorable PPD was $219 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $185 million in long-tail business, primarily from:

•
Net favorable development of $104 million in casualty lines with favorable development of $149 million in accident years 2010 and prior due to favorable loss experience and adverse development of $45 million in accident years 2011 to 2013, predominantly due to large loss experience in U.K. primary and excess lines.

•
Favorable development of $52 million on an older liability case.  This release follows discussions with defense counsel, a review of key legal briefing, and a coverage analysis, all of which was completed in the third quarter of 2014 and after which it was concluded that these reserves were no longer required.

•
Net favorable development of $28 million in financial lines with favorable development of $99 million in accident years 2010 and prior due to favorable loss experience and adverse development of $71 million in accident years 2011 to 2013. The adverse development was primarily due to large loss experience in D&O and financial institutions.

•
Favorable development of $34 million in short-tail business, primarily in aviation lines. Favorable loss experience was mainly in accident years 2008 to 2011 in the aviation products, airlines and airport liability lines.

For the nine months ended September 30, 2014, net favorable PPD was $305 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $181 million in long-tail business due primarily to the same factors experienced for the three months ended September 30, 2014 as described above.

•	Favorable development of $124 million in short-tail lines, primarily from:

•
Favorable development of $49 million in property lines with favorable development of $29 million in accident year 2013 due to favorable large loss experience, and favorable development of $20 million in accident years 2012 and prior due to favorable development on specific claims and an increase in weighting applied to experience-based methods;

•	Favorable development of $30 million in aviation lines due to the same factors experienced for the three months ended September 30, 2014 as described above; and

•
Favorable development of $35 million in marine and personal lines with favorable development of $25 million in accident years 2010 to 2013 due to an increase in weighting applied to experience-based methods and favorable development of $10 million in accident years 2009 and prior due to case specific claim reductions.

2013
For the three months ended September 30, 2013 net favorable PPD was $149 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $121 million in long-tail business, primarily from:

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

•
Net favorable development of $28 million in short-tail business primarily in aviation lines, mainly in accident years 2009 and prior. Case specific claim reductions since the last actuarial review was the predominant reason for the releases.

For the nine months ended September 30, 2013 net favorable PPD was $223 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $120 million in long-tail business due to the same factors experienced for the three months ended September 30, 2013 as described above.

•	Net favorable development of $103 million in short-tail business, primarily from:

•
Net favorable development of $47 million in property and marine lines. Favorable development of $34 million was in accident years 2009 to 2012 and was spread across most of the individual property and marine lines. There was no predominant source of this emergence which reflects generally favorable experience. Favorable development of $13 million in accident years 2007 and prior was due to developments on specific litigated claims;

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

Global Reinsurance
2014
For the three and nine months ended September 30, 2014, net favorable PPD was $21 million and $54 million, respectively, which was the net result of several underlying favorable and adverse movements across a number of lines and across a number of treaty years, none of which was significant individually or in the aggregate.

2013
For the three months ended September 30, 2013, net favorable PPD was $32 million which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Net favorable development of $28 million in long-tail business primarily in medical malpractice business principally in treaty years 2005 to 2010. Following reserve studies, we reflected an increase in weighting applied to experience-based methods. Since experience has tended to be generally favorable, compared with assumptions, the changes resulted in favorable development.

For the nine months ended September 30, 2013, net favorable PPD was $66 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $57 million in long-tail business, primarily from:

•
Favorable development of $20 million in medical malpractice business principally in treaty years 2005 to 2010 due to the same factors experienced for the three months ended September 30, 2013 as described above; and

•
Favorable development of $43 million comprised of $18 million in the casualty line of business principally in treaty years 2007 and prior, and $25 million in the professional liability/D&O line of business principally in treaty years 2008 and prior. Following reserve studies, we reflected an increase in weighting applied to experience-based methods. Since experience has tended to be generally favorable compared with assumptions, the changes resulted in the favorable development referenced above.

__________________________________________________________________________________________________________
Segment Operating Results – Three and Nine Months Ended September 30, 2014 and 2013
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2013 Form 10-K under Item 1. The discussions that follow include tables that show our segment operating results for the three and nine months ended September 30, 2014 and 2013.

Insurance – North American

Insurance – North American P&C
The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions of ACE Westchester, and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$1,541	$1,500	2.7%	$4,594	$4,313	6.5%
Net premiums earned	1,518	1,444	5.1%	4,547	4,210	8.0%
Losses and loss expenses	1,053	963	9.3%	3,009	2,791	7.8%
Policy acquisition costs	169	159	6.3%	480	444	8.1%
Administrative expenses	165	153	7.8%	501	437	14.6%
Underwriting income	131	169	(22.5)%	557	538	3.5%
Net investment income	277	254	9.1%	812	755	7.5%
Net realized gains (losses)	(5)	9	NM	(25)	63	NM
Interest expense	2	3	(33.3)%	7	4	75.0%
Other (income) expense	(31)	(13)	138.5%	(75)	(38)	97.4%
Income tax expense	73	79	(7.6)%	247	264	(6.4)%
Net income	$359	$363	(1.1)%	$1,165	$1,126	3.5%
Loss and loss expense ratio	69.3%	66.7%		66.2%	66.3%
Policy acquisition cost ratio	11.1%	11.1%		10.5%	10.6%
Administrative expense ratio	11.0%	10.5%		11.1%	10.3%
Combined ratio	91.4%	88.3%		87.8%	87.2%
Net premiums written increased for the three and nine months ended September 30, 2014 in our retail division from growth in risk management, specialty P&C, and A&H businesses reflecting higher production and strong renewal retention. This was partially offset by reductions in our retail property division due to lower new business reflecting a more competitive market. For the nine months ended September 30, 2014, growth in net premiums written in our retail division also reflected higher production across a broad range of our product portfolio including general and specialty casualty, surety and professional lines of business. Net premiums written grew for the three and nine months ended September 30, 2014 in our Commercial Risk Services division, primarily specialty and program business, and our personal lines division, primarily in the homeowners and automobile business offered through ACE Private Risk Services. Our wholesale division contributed to the increase in net premiums written for the three and nine months ended September 30, 2014 from higher production in our property, casualty, and professional lines of business.
Net premiums earned increased for the three and nine months ended September 30, 2014 primarily due to the increase in net premiums written as described above.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Commercial P&C (retail and wholesale)	$1,182	$1,137	4.0%	$3,567	$3,329	7.2%
Personal and small commercial lines	231	208	10.8%	673	600	12.1%
Personal accident (A&H)	105	99	6.0%	307	281	8.7%
Net premiums earned	$1,518	$1,444	5.1%	$4,547	$4,210	8.0%

	2014 % of Total	2013 % of Total		2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	78%	79%		78%	79%
Personal and small commercial lines	15%	14%		15%	14%
Personal accident (A&H)	7%	7%		7%	7%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	69.3%	66.7%	66.2%	66.3%
Catastrophe losses and related reinstatement premiums	(2.3)%	(1.5)%	(2.3)%	(2.0)%
Prior period development	(0.1)%	1.7%	2.3%	2.7%
Loss and loss expense ratio, adjusted	66.9%	66.9%	66.2%	67.0%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $35 million and $103 million for the three and nine months ended September 30, 2014, compared with $21 million and $82 million in the prior year periods, respectively. Catastrophe losses through September 30, 2014 were primarily from severe weather-related events in the U.S. and a hurricane in Mexico. Catastrophe losses through September 30, 2013 were primarily from flooding in Canada and severe weather-related events in the U.S. Net prior period development was $11 million unfavorable and $96 million favorable for the three and nine months ended September 30, 2014, compared with net favorable prior period development of $19 million and $106 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio for the three months ended September 30, 2014 was consistent with the prior year. For the nine months ended September 30, 2014, the adjusted loss and loss expense ratio decreased due to lower loss ratios in several of our lines where a combination of the execution of detailed portfolio management plans, product mix and earned rate changes have resulted in improved current accident year loss ratio performance. The improvement also reflects a reduction in loss adjustment expenses due to a change in estimated claim handling costs. These reductions were partially offset by higher non-catastrophe large losses in the current year.
The policy acquisition cost ratio remained flat for the quarter and decreased slightly for the nine months ended September 30, 2014, compared with the same periods last year.
The administrative expense ratio was higher for the three months ended September 30, 2014, compared with the prior year period due primarily to increased investment in selected businesses. For the nine months ended September 30, 2014, the administrative expense ratio was higher compared to the prior year ratio which included a 0.7 point favorable impact related to a $29 million legal settlement. Excluding the impact of the legal settlement, the administrative expense ratio increased slightly for the nine-month period compared with the prior year.

Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$764	$805	(5.2)%	$1,346	$1,371	(1.8)%
Net premiums earned	766	849	(9.8)%	1,199	1,252	(4.2)%
Losses and loss expenses (1)	641	747	(14.2)%	1,048	1,072	(2.2)%
Policy acquisition costs	41	32	28.1%	69	56	23.2%
Administrative expenses	3	5	(40.0)%	5	13	(61.5)%
Underwriting income	81	65	24.6%	77	111	(30.6)%
Net investment income	6	6	—%	19	19	—%
Net realized gains (losses) excluding gains (losses) on crop derivatives (1)	—	1	NM	—	2	NM
Other (income) expense	7	8	(12.5)%	24	24	—%
Income tax expense	23	14	64.3%	21	24	(12.5)%
Net income	$57	$50	14.0%	$51	$84	(39.3)%
Loss and loss expense ratio	83.7%	88.0%		87.4%	85.6%
Policy acquisition cost ratio	5.4%	3.8%		5.8%	4.4%
Administrative expense ratio	0.4%	0.5%		0.4%	1.1%
Combined ratio	89.5%	92.3%		93.6%	91.1%

(1)
(Gains) losses on crop derivatives are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance - North American Agriculture underwriting income. Refer to Note 7 and Note 10 to the consolidated financial statements for more information on these derivatives.

Net premiums written decreased for the three and nine months ended September 30, 2014 principally due to lower MPCI production reflecting lower commodity prices partially offset by higher premium retention as a result of the non-renewal of a third-party proportional reinsurance agreement. For the nine months ended September 30, 2014, the decrease in net premiums written was also partially offset by lower premium cessions to the U.S. government in 2014 related to the 2013 crop year as a result of the government's crop insurance profit and loss calculation formula, which typically results in higher retained premiums when losses increase.
Net premiums earned decreased for the three and nine months ended September 30, 2014 primarily due to the factors described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	83.7%	88.0%	87.4%	85.6%
Catastrophe losses and related reinstatement premiums	(0.3)%	(0.3)%	(1.0)%	(0.4)%
Prior period development	0.4%	1.2%	(3.5)%	1.1%
Loss and loss expense ratio, adjusted	83.8%	88.9%	82.9%	86.3%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $2 million and $12 million for the three and nine months ended September 30, 2014, compared with $2 million and $5 million in the prior year periods, respectively. For the three and nine months ended September 30, 2014, net prior period development was $3 million favorable and $35 million unfavorable, respectively. For the nine month period, the amount includes an increase in incurred losses of $39 million for higher than expected MPCI losses for the 2013 crop year, as well as $36 million of unfavorable MPCI losses offset by a favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. For the three and nine months ended September 30, 2013, net favorable prior period development was $10 million and $13 million, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio was lower for the three and nine months ended September 30, 2014 due to lower commodity prices in the prior year that resulted in higher losses in our MPCI program for the 2013 crop year. The lower adjusted loss and loss expense ratio also reflects the net impact of lower commodity prices on the 2014 crop year which resulted in a realized gain recognized on our crop derivative that was partially offset by higher estimated commodity price losses on our crop policies. Partially offsetting these reductions in the adjusted loss and loss expense ratio were higher estimated losses in our hail business resulting from severe weather related events for the current year, which was greater than non-catastrophe large losses in our Agribusiness units for the prior year.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2014, primarily due to lower MPCI production as a result of lower commodity prices and lower ceded commission benefits on third-party reinsurance primarily due to the non-renewal of a third-party proportional reinsurance agreement.

The administrative expense ratio decreased for the three and nine months ended September 30, 2014 due to lower expenses incurred that outpaced the reduction in net premiums earned.

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

	Three Months Ended				Nine Months Ended
	September 30		% Change		September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13		2014	2013	YTD-14 vs. YTD-13
Net premiums written	$1,719	$1,571	9.4%	(1)	$5,250	$4,821	8.9%	(1)
Net premiums earned	1,726	1,611	7.2%		5,047	4,633	9.0%
Losses and loss expenses	707	712	(0.7)%		2,354	2,227	5.7%
Policy acquisition costs	418	349	19.8%		1,206	1,048	15.1%
Administrative expenses	258	263	(1.9)%		764	750	1.9%
Underwriting income	343	287	19.5%		723	608	18.9%
Net investment income	130	128	1.6%		398	396	0.5%
Net realized gains (losses)	(75)	(8)	NM		(71)	34	NM
Interest expense	2	1	100.0%		4	4	—%
Other (income) expense	6	14	(57.1)%		8	30	(73.3)%
Income tax expense	97	78	24.4%		189	174	8.6%
Net income	$293	$314	(6.7)%		$849	$830	2.3%
Loss and loss expense ratio	40.9%	44.2%			46.6%	48.1%
Policy acquisition cost ratio	24.3%	21.6%			23.9%	22.6%
Administrative expense ratio	14.9%	16.4%			15.2%	16.2%
Combined ratio	80.1%	82.2%			85.7%	86.9%
(1) For the three and nine months ended September 30, 2014, net premiums written increased $129 million or 8.1% on a constant-dollar basis and $466 million or 9.7% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written increased for the three and nine months ended September 30, 2014 on a constant-dollar basis from new business writings in our retail operations in all product lines – A&H, personal lines, and P&C and from the acquisition of

Samaggi in April 2014, which added $40 million of growth to premiums in the quarter. A&H growth was driven by strong results in all regions except Europe, and the increase in personal lines reflected growth in all regions, except Japan. P&C growth was driven primarily by new business writings in Asia and Latin America. For the nine months ended September 30, 2014 the acquisitions of Fianzas Monterrey, acquired in April 2013, ABA Seguros, acquired in May 2013, and Samaggi added $245 million of growth to premiums. Foreign exchange favorably impacted growth for the three months ended September 30, 2014 and adversely impacted growth for the nine months ended September 30, 2014 on an as reported basis.
Net premiums earned increased for the three and nine months ended September 30, 2014 primarily due to the increase in net premiums written as described above.
Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

	Three Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2014	2014 % of Total	2013	2013 % of Total	C$(1) 2013	Q-14 vs. Q-13	C$(1) Q-14 vs. Q-13
Line of Business
Commercial P&C (retail and wholesale)	$797	46%	$770	48%	$784	3.5%	1.7%
Personal and small commercial lines	341	20%	294	18%	289	16.0%	18.0%
Personal accident (A&H)	588	34%	547	34%	555	7.5%	6.0%
Net premiums earned	$1,726	100%	$1,611	100%	$1,628	7.2%	6.0%
Region
Europe / U.K.	$778	45%	$765	48%	$812	1.7%	(4.2)%
Asia Pacific	420	24%	338	21%	319	24.3%	31.7%
Far East	112	7%	117	7%	112	(4.3)%	—%
Latin America	416	24%	391	24%	385	6.4%	8.1%
Net premiums earned	$1,726	100%	$1,611	100%	$1,628	7.2%	6.0%

	Nine Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2014	2014 % of Total	2013	2013 % of Total	C$(1) 2013	YTD-14 vs. YTD-13	C$(1)YTD-14 vs. YTD-13
Line of Business
Commercial P&C (retail and wholesale)	$2,358	47%	$2,281	49%	$2,296	3.4%	2.7%
Personal and small commercial lines	964	19%	739	16%	703	30.4%	37.1%
Personal accident (A&H)	1,725	34%	1,613	35%	1,593	7.0%	8.3%
Net premiums earned	$5,047	100%	$4,633	100%	$4,592	9.0%	9.9%
Region
Europe / U.K.	$2,331	46%	$2,231	48%	$2,385	4.5%	(2.3)%
Asia Pacific	1,158	23%	1,030	22%	919	12.4%	26.0%
Far East	326	7%	341	8%	317	(4.4)%	2.8%
Latin America	1,232	24%	1,031	22%	971	19.5%	26.9%
Net premiums earned	$5,047	100%	$4,633	100%	$4,592	9.0%	9.9%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	40.9%	44.2%	46.6%	48.1%
Catastrophe losses and related reinstatement premiums	(2.3)%	(2.0)%	(1.6)%	(1.6)%
Prior period development	12.7%	9.2%	6.1%	4.8%
Loss and loss expense ratio, adjusted	51.3%	51.4%	51.1%	51.3%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $39 million and $82 million for the three and nine months ended September 30, 2014, compared with $33 million and $71 million in the prior year periods, respectively. Catastrophe losses through September 30, 2014 were primarily related to flooding in Europe, severe storms in Japan, and a hurricane in Mexico. Catastrophe losses through September 30, 2013 were primarily related to flooding in Australia, Europe, and Canada; hurricanes in Latin America; and the earthquake in New Zealand. Net favorable prior period development was $219 million and $305 million for the three and nine months ended September 30, 2014, compared with $149 million and $223 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three and nine months ended September 30, 2014 due primarily to both mix of business and underwriting actions which improved loss ratios on several portfolios, partially offset by higher non-catastrophe large losses in the current year.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2014 primarily due to purchase accounting adjustments related to our Mexican acquisitions which favorably impacted the prior year quarter policy acquisition cost ratio by 2.1 points. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies. In addition, the policy acquisition cost ratio increased for both periods due to a change in the overall mix of business towards A&H and personal lines products in regions that have higher acquisition cost ratios.
The administrative expense ratio decreased for the three and nine months ended September 30, 2014 due primarily to growth in net premiums earned that outpaced the growth in administrative expenses. In addition, the administrative expense ratio decreased due to increased spending in the prior year to support growth, primarily related to our acquisitions of Fianzas Monterrey and ABA Seguros.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$208	$265	(21.2)%	$794	$836	(5.0)%
Net premiums earned	255	239	6.3%	800	731	9.3%
Losses and loss expenses	92	93	(1.1)%	327	292	12.0%
Policy acquisition costs	74	52	42.3%	201	148	35.8%
Administrative expenses	13	12	8.3%	41	36	13.9%
Underwriting income	76	82	(7.3)%	231	255	(9.4)%
Net investment income	81	66	22.7%	238	209	13.9%
Net realized gains (losses)	6	(5)	NM	(17)	46	NM
Interest expense	1	2	(50.0)%	4	4	—%
Other (income) expense	(10)	(7)	42.9%	(39)	(13)	200.0%
Income tax expense	11	16	(31.3)%	31	31	—%
Net income	$161	$132	22.0%	$456	$488	(6.6)%
Loss and loss expense ratio	36.2%	38.9%		40.9%	39.9%
Policy acquisition cost ratio	28.8%	21.7%		25.0%	20.2%
Administrative expense ratio	5.2%	5.2%		5.2%	5.0%
Combined ratio	70.2%	65.8%		71.1%	65.1%

Net premiums written decreased for the three and nine months ended September 30, 2014 primarily due to the non-renewal of a $79 million workers' compensation treaty, partially offset by new business.

Net premiums earned increased for the three and nine months ended September 30, 2014 primarily from the shorter earning period on certain of the new business written this year including two non-recurring short-term treaties.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD -14 vs. YTD -13
Property and all other	$86	$66	30.3%	$242	$185	30.8%
Casualty	106	98	8.2%	365	323	13.0%
Property catastrophe	63	75	(16.0)%	193	223	(13.5)%
Net premiums earned	$255	$239	6.3%	$800	$731	9.3%

	2014 % of Total	2013 % of Total		2014 % of Total	2013 % of Total
Property and all other	34%	28%		30%	25%
Casualty	41%	41%		46%	44%
Property catastrophe	25%	31%		24%	31%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Loss and loss expense ratio, as reported	36.2%	38.9%	40.9%	39.9%
Catastrophe losses and related reinstatement premiums	(4.0)%	(9.3)%	(2.8)%	(4.5)%
Prior period development	10.6%	15.0%	7.4%	9.5%
Loss and loss expense ratio, adjusted	42.8%	44.6%	45.5%	44.9%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $11 million and $23 million for the three and nine months ended September 30, 2014, compared with $24 million and $35 million in the prior year periods, respectively. Catastrophe losses through September 30, 2014 were related to severe storms in Japan, European hailstorms, and severe weather-related events in the U.S. Catastrophe losses through September 30, 2013 were primarily related to flooding in Canada and Europe. Net favorable prior period development was $21 million and $54 million for the three and nine months ended September 30, 2014, compared with $32 million and $66 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.
The adjusted loss and loss expense ratio decreased for the three months ended September 30, 2014, primarily due to the non-renewal of a large workers' compensation treaty which incurred a higher loss ratio, partially offset by a change in the mix of business towards higher loss ratio products. For the nine months ended September 30, 2014, the decrease noted above was more than offset by a change in the mix of business towards higher loss ratio products.

The policy acquisition cost ratio increased for the three and nine months ended September 30, 2014 primarily due to a change in the mix of business towards products written in the U.S. that have a higher acquisition cost ratio than in other regions and the impact of the non-renewal of a large workers' compensation treaty which incurred no acquisition costs.

The administrative expense ratio was flat for the quarter. The administrative expense ratio increased for the nine months ended September 30, 2014 as the prior year included the favorable impact of a $2 million expense adjustment that reduced the administrative expense ratio in the prior year period. Excluding this adjustment, the administrative expense ratio decreased slightly for the nine months ended September 30, 2014.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
Net premiums written	$497	$479	3.8%	$1,489	$1,468	1.4%
Net premiums earned	489	467	4.8%	1,463	1,424	2.8%
Losses and loss expenses	145	141	2.8%	442	443	(0.2)%
Policy benefits	125	138	(9.4)%	383	379	1.1%
(Gains) losses from fair value changes in separate account assets(1)	6	(14)	NM	(5)	(7)	(28.6)%
Policy acquisition costs	123	86	43.0%	355	261	36.0%
Administrative expenses	71	85	(16.5)%	212	256	(17.2)%
Net investment income	69	61	13.1%	199	187	6.4%
Life underwriting income	88	92	(4.3)%	275	279	(1.4)
Net realized gains (losses)	(89)	43	NM	(237)	206	NM
Interest expense	4	4	—%	10	12	(16.7)%
Other (income) expense(1)	(3)	4	NM	8	7	14.3%
Income tax expense	12	10	20.0%	34	33	3.0%
Net income (loss)	$(14)	$117	NM	$(14)	$433	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	Q-14 vs. Q-13	2014	2013	YTD-14 vs. YTD-13
A&H	$249	$246	1.2%	$743	$759	(2.1)%
Life insurance	182	163	11.7%	548	493	11.2%
Life reinsurance	66	70	(5.7)%	198	216	(8.3)%
Net premiums written (excludes deposits below)	$497	$479	3.8%	$1,489	$1,468	1.4%

Deposits collected on universal life and investment contracts	$246	$183	34.4%	$730	$607	20.3%

A&H net premiums written increased for the three months ended September 30, 2014 primarily due to growth in certain program business. For the nine months ended September 30, 2014, this increase was more than offset by the non-renewal of several large accounts and a catch-up in premium registrations in the prior year period. Life insurance net premiums written increased for the three and nine months ended September 30, 2014 primarily due to growth in our Asian and Latin American markets. Life reinsurance net premiums written decreased for the three and nine months ended September 30, 2014 because no new life reinsurance business is currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of future profitability. Life deposits collected for the three and nine months ended September 30, 2014 increased compared to prior year due to growth in our Asian markets.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended September 30, 2014, realized losses of $76 million were associated with a net increase in the value of GLB liabilities; this increase was primarily due to broader global and domestic equity markets underperforming benchmark indices and the unfavorable impact of discounting future claims for one fewer quarter. During the nine months ended September 30, 2014, realized losses of $124 million were associated with a net increase in the value of GLB liabilities; this increase was primarily due to lower interest rates and the unfavorable impact of discounting future claims for three fewer quarters, partially offset by rising U.S. equity levels. In addition, we experienced realized losses of $15 million and $106 million for the three and nine months ended September 30, 2014, respectively, due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

______________________________________________________________________________________________________________________
Other Income and Expense Items

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U. S. dollars)	2014	2013	2014	2013
Amortization of intangible assets	$27	$30	$78	$68
Equity in net (income) loss of partially-owned entities	(67)	(32)	(166)	(81)
(Gains) losses from fair value changes in separate account assets	6	(14)	(5)	(7)
Federal excise and capital taxes	6	7	15	18
Acquisition-related costs	4	1	10	3
Other	5	3	7	21
Other (income) expense	$(19)	$(5)	$(61)	$22

Other (income) expense includes Amortization of intangible assets. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

The following table presents, as of September 30, 2014, the estimated pre-tax amortization expense related to intangible assets for the fourth quarter of 2014 and the next five years. The amounts below are expected to increase in future periods upon completion of the acquisition of the large corporate P&C insurance business of Itaú Seguros, S.A. (expected to be completed on October 31, 2014).

For the Year Ending December 31	Amortization of intangible assets
(in millions of U.S. dollars)
Fourth quarter of 2014	$26
2015	81
2016	68
2017	61
2018	57
2019	53
Total	$346

______________________________________________________________________________________________________________________
Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Fixed maturities	$549	$516	$1,634	$1,550
Short-term investments	11	7	29	20
Equity securities	11	9	30	29
Other investments	25	19	72	76
Gross investment income	596	551	1,765	1,675
Investment expenses	(30)	(29)	(90)	(88)
Net investment income	$566	$522	$1,675	$1,587

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 8.5 percent and 5.6 percent for the three and nine months ended September 30, 2014, respectively, compared with the prior year periods. The increase in net investment income was primarily due to an increase in the invested asset base, an increase in private equity distributions, and an increase in call activity in our corporate bond portfolio.

The investment portfolio’s average market yield on fixed maturities was 2.8 percent and 2.9 percent at September 30, 2014 and 2013, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.9 percent and 1.7 percent yield on short-term investments for the three and nine months ended September 30, 2014, respectively, reflect the global nature of our insurance operations. For example, yields on short-term investments in Brazil, Malaysia, Indonesia, and Ecuador range from 3.3 percent to 11.0 percent.

The 5.7 percent yield on our equity securities portfolio for both the three and nine months ended September 30, 2014 is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classified our strategic emerging debt portfolio, which is a mutual fund, as equity. The preferred equity securities and strategic emerging debt portfolio represented 63 percent and 68 percent of the gross equity securities investment income for the three and nine months ended September 30, 2014, respectively. During the third quarter of 2014, we elected to exchange our interest in the strategic emerging debt portfolio for direct ownership of certain of the underlying fixed maturities, and the remainder in cash.

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

The following tables present our pre-tax net realized and unrealized gains (losses) on investments:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$18	$(361)	$(343)	$17	$(4)	$13
Fixed income derivatives	(13)	—	(13)	4	—	4
Total fixed maturities	5	(361)	(356)	21	(4)	17
Public equity	(56)	36	(20)	7	2	9
Private equity	—	(5)	(5)	—	(6)	(6)
Other	—	(7)	(7)	—	—	—
Subtotal	(51)	(337)	(388)	28	(8)	20
Derivatives
Fair value adjustment on insurance derivatives	(80)	—	(80)	134	—	134
S&P put option and futures	(15)	—	(15)	(95)	—	(95)
Other derivatives	45	—	45	(1)	—	(1)
Subtotal derivatives	(50)	—	(50)	38	—	38
Foreign exchange losses	(19)	—	(19)	(26)	—	(26)
Total gains (losses)	$(120)	$(337)	$(457)	$40	$(8)	$32

(1)
For the three months ended September 30, 2014, other-than-temporary impairments included $4 million for fixed maturities. For the three months ended September 30, 2013, other-than-temporary impairments included $4 million for fixed maturities.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$49	$638	$687	$84	$(1,661)	$(1,577)
Fixed income derivatives	(53)	—	(53)	62	—	62
Total fixed maturities	(4)	638	634	146	(1,661)	(1,515)
Public equity	(60)	70	10	13	(41)	(28)
Private equity	(3)	43	40	(2)	34	32
Other	(8)	(7)	(15)	—	1	1
Subtotal	(75)	744	669	157	(1,667)	(1,510)
Derivatives
Fair value adjustment on insurance derivatives	(126)	—	(126)	563	—	563
S&P put option and futures	(106)	—	(106)	(413)	—	(413)
Other derivatives	52	—	52	(2)	—	(2)
Subtotal derivatives	(180)	—	(180)	148	—	148
Foreign exchange gains (losses)	(42)	—	(42)	45	—	45
Total gains (losses)	$(297)	$744	$447	$350	$(1,667)	$(1,317)

(1)
For the nine months ended September 30, 2014, other-than-temporary impairments included $17 million for fixed maturities, $3 million for private equity, and $7 million for public equity. For the nine months ended September 30, 2013, other-than-temporary impairments included $11 million for fixed maturities, $2 million for private equity, and $1 million for public equity.

At September 30, 2014, our investment portfolios held by U.S. legal entities included approximately $56 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $20 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.1 years and 4.0 years at September 30, 2014 and December 31, 2013, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.4 billion at September 30, 2014.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2014		December 31, 2013
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$49,148	$47,688	$49,254	$48,406
Fixed maturities held to maturity	7,763	7,548	6,263	6,098
Short-term investments	2,753	2,753	1,763	1,763
	59,664	57,989	57,280	56,267
Equity securities	546	480	837	841
Other investments	3,259	2,910	2,976	2,671
Total investments	$63,469	$61,379	$61,093	$59,779

The fair value of our total investments increased $2.4 billion during the nine months ended September 30, 2014, primarily due to the investing of operating cash flows and unrealized appreciation, partially offset by share repurchases, and the impact of unfavorable foreign exchange.

During the third quarter of 2014, we decided to transfer securities, considered essential holdings in a diversified portfolio, with a total fair value of $2.0 billion from Fixed maturities available for sale to Fixed maturities held to maturity.  These securities, which we have the intent and ability to hold to maturity, were transferred given the growth in ACE’s investment portfolio over the last several years, as well as continued efforts to manage the diversification of our global portfolio.

The following tables present the market value of our fixed maturities and short-term investments at September 30, 2014 and December 31, 2013. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2014		December 31, 2013
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,223	4%	$2,327	4%
Agency	1,272	2%	1,454	3%
Corporate and asset-backed securities	19,863	33%	19,475	34%
Mortgage-backed securities	12,454	21%	12,273	21%
Municipal	4,890	8%	4,500	8%
Non-U.S.	16,209	27%	15,488	27%
Short-term investments	2,753	5%	1,763	3%
Total	$59,664	100%	$57,280	100%
AAA	$9,105	15%	$8,677	15%
AA	21,783	37%	21,520	38%
A	11,640	19%	11,168	19%
BBB	8,397	14%	7,193	12%
BB	4,607	8%	4,418	8%
B	3,939	7%	3,940	7%
Other	193	—%	364	1%
Total	$59,664	100%	$57,280	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at September 30, 2014:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$451
General Electric Co	420
Goldman Sachs Group Inc	353
Verizon Communications Inc	270
Wells Fargo & Co	264
HSBC Holdings Plc	258
Morgan Stanley	252
Bank of America Corp	233
AT&T Inc	218
Citigroup Inc	210

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
September 30, 2014 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,303	$—	$—	$—	$10,303	$10,110
Non-agency RMBS	44	6	19	13	17	99	97
Commercial mortgage-backed	2,023	14	12	3	—	2,052	2,039
Total mortgage-backed securities	$2,067	$10,323	$31	$16	$17	$12,454	$12,246

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$991	$986
Republic of Korea	795	722
Canada	541	530
United Mexican States	517	513
Kingdom of Thailand	404	394
Province of Ontario	385	374
Federative Republic of Brazil	279	274
Province of Quebec	261	251
Japan	254	253
France	221	203
Other Non-U.S. Government Securities(1)	2,837	2,747
Total	$7,485	$7,247

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,584	$1,511
Canada	1,107	1,061
Australia	637	617
United States	619	597
France	558	538
Netherlands	523	502
Germany	421	401
Switzerland	309	297
Euro Supranational	276	268
Brazil	260	260
Other Non-U.S. Corporate Securities	2,430	2,379
Total	$8,724	$8,431

The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. At September 30, 2014, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 14 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,250 issuers, with the greatest single exposure being $95 million.

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
____________________________________________________________________________________________________________
Critical Accounting Estimates
As of September 30, 2014, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2013 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	September 30	December 31
(in millions of U.S. dollars)	2014	2013
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,336	$10,612
Reinsurance recoverable on paid losses and loss expenses (1)	609	615
Net reinsurance recoverable on losses and loss expenses	$10,945	$11,227
Reinsurance recoverable on policy benefits	$228	$218

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.4 billion and $2.3 billion of collateral at September 30, 2014 and December 31, 2013, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to favorable PPD, collections relating to run-off operations, and the impact of foreign exchange.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At September 30, 2014, our gross unpaid loss and loss expense reserves were $37.4 billion and our net unpaid loss and loss expense reserves were $27.1 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money.

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2013	$37,443	$10,612	$26,831
Losses and loss expenses incurred	9,306	2,073	7,233
Losses and loss expenses paid	(9,102)	(2,301)	(6,801)
Other (including foreign exchange translation)	(200)	(48)	(152)
Balance at September 30, 2014	$37,447	$10,336	$27,111

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	September 30, 2014			December 31, 2013
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,281	$4,638	$11,643	$16,558	$4,790	$11,768
IBNR reserves	21,166	5,698	15,468	20,885	5,822	15,063
Total	$37,447	$10,336	$27,111	$37,443	$10,612	$26,831

Asbestos and Environmental (A&E) and Other Run-off Liabilities
During the three months ended September 30, 2014, an internal review was conducted to evaluate the adequacy of environmental liabilities. As a result of the internal review, we increased environmental gross reserves for Brandywine and Westchester Specialty operations by $65 million while the net loss reserves increased by $63 million. Refer to our 2013 Form 10-K for additional information on A&E and Other Run-off Liabilities.

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

At both September 30, 2014 and December 31, 2013, Level 3 assets represented five percent of assets measured at fair value and three percent of total assets. Level 3 liabilities represented 98 percent and 74 percent of liabilities measured at fair value at September 30, 2014 and December 31, 2013, respectively, and less than one percent of our total liabilities at both September 30, 2014 and December 31, 2013. During the three and nine months ended September 30, 2014, we transferred assets of $6 million and $38 million into our Level 3 assets from other levels of the valuation hierarchy. During the three and nine months ended September 30, 2014, we transferred assets of nil and $65 million out of our Level 3 assets to other levels of the valuation hierarchy. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the three and nine months ended September 30, 2014 and 2013.

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

The fair value of GLB reinsurance is estimated using an internal valuation model, which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant that would assume these liabilities. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information, such as market conditions and demographics of in-force annuities. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates reflected in our consolidated financial statements, and the differences may be material. For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 4 to the Consolidated Financial Statements of our 2013 Form 10-K.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. ACE Tempest Life Re owned financial market instruments as part of the hedging strategy with a fair value asset (liability) of $13 million and $(54) million at September 30, 2014 and December 31, 2013, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

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

Year of first payment eligibility	Percent of living benefit account values
September 30, 2014 and prior	43%
Remainder of 2014	4%
2015	6%
2016	6%
2017	20%
2018	13%
2019	3%
2020	1%
2021 and after	4%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2014	2013	2014	2013
Death Benefits (GMDB)
Premium	$17	$19	$54	$59
Less paid claims	11	11	32	53
Net	$6	$8	$22	$6
Living Benefits (Includes GMIB and GMAB)
Premium	$35	$37	$105	$113
Less paid claims	4	6	12	19
Net	$31	$31	$93	$94
Total VA Guaranteed Benefits
Premium	$52	$56	$159	$172
Less paid claims	15	17	44	72
Net	$37	$39	$115	$100

Death Benefits (GMDB)
For premiums and claims from VA contracts reinsuring GMDBs, at current market levels, we expect approximately $37 million of claims and $63 million of premium on death benefits over the next 12 months.

GLB (includes GMIB and GMAB)
Our GLBs predominantly include premiums and claims from VA contracts reinsuring GMIB and GMAB. More than 56 percent of our living benefit reinsurance clients’ policyholders, measured by account value, are currently ineligible to trigger a claim payment. At current market levels, we expect approximately $8 million of claims and $128 million of premium on living benefits over the next 12 months.

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

____________________________________________________________________________________________________________
Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for a U.S. hurricane and a California earthquake at September 30, 2014 and 2013. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for a U.S. hurricane and a California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from a U.S. hurricane could be in excess of $1,727 million (or 5.8 percent of our total shareholders’ equity at September 30, 2014). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.1 percent.

	U.S. Hurricane				California Earthquake
		September 30		September 30		September 30		September 30
		2014		2013		2014		2013
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,727	5.8%	1.1%	$1,693	$815	2.7%	2.0%	$771
1-in-250	$2,344	7.8%	1.0%	$2,268	$1,076	3.6%	1.7%	$1,015

The above modeled loss information reflects our in-force portfolio and reinsurance program at July 1, 2014. Effective July 1, 2014, ACE established a new Global Property Catastrophe Program for our North American and International operations that provided global natural catastrophe and terrorism coverage. Refer to "Natural catastrophe property reinsurance program" for additional information.

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

______________________________________________________________________________________________________________________
Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At September 30, 2014, our available credit lines totaled $1.4 billion and usage of these credit lines was $630 million. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Our existing credit facilities have remaining terms expiring between November 2017 and December 2017 and require that we maintain certain financial covenants, all of which we met at September 30, 2014. We did not renew our $500 million bilateral letter of credit facility that expired in June 2014.  We elected instead to satisfy our collateral obligations primarily with insurance trusts supported by our investment portfolio. Should any of our existing credit providers experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing any of our credit facilities. Refer to “Credit Facilities” in our 2013 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2014, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited received no dividends from its Bermuda subsidiaries during the nine months ended September 30, 2014 and 2013.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from AGM or ACE INA during the nine months ended September 30, 2014 and 2013. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE INA received dividends of $200 million from its subsidiaries during the nine months ended September 30, 2014 and received no dividends during the nine months ended September 30, 2013.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2014 and 2013.

Operating cash flows were $3.2 billion in the nine months ended September 30, 2014, compared with $2.7 billion in the prior year period, primarily due to $1.1 billion of higher net premiums collected, partially offset by higher losses paid of $596 million.

Cash used for investing was $1.7 billion in the nine months ended September 30, 2014, compared with $3.1 billion in the prior year period. The decrease in cash flows used for investing activities was primarily due to cash paid for acquisitions in the prior year of $977 million compared with $172 million in the current year. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

Cash used for financing was $1.2 billion in the nine months ended September 30, 2014, compared with cash flows from financing of $552 million in the prior year period. Cash used for financing for the nine months ended September 30, 2014 included $1.0 billion of share repurchases, $646 million of dividends paid on Common Shares, and $501 million of repayments of long-term debt, partially offset by proceeds from the issuance of long-term debt of $699 million. Cash flows from financing for the nine months ended September 30, 2013 included $947 million of proceeds from the issuance of long-term debt, partially offset by $343 million of dividends paid on Common Shares and $233 million of share repurchases. Dividends paid were lower in the prior year due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid during the first quarter 2013.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At September 30, 2014, there were $1.4 billion in repurchase agreements outstanding.

__________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for percentages)	2014	2013
Short-term debt	$1,851	$1,901
Long-term debt	4,057	3,807
Total debt	5,908	5,708
Trust preferred securities	309	309
Total shareholders’ equity	30,017	28,825
Total capitalization	$36,234	$34,842
Ratio of debt to total capitalization	16.3%	16.4%
Ratio of debt plus trust preferred securities to total capitalization	17.2%	17.3%

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

The following table presents the significant movements in our shareholders’ equity:

Nine Months Ended
(in millions of U.S. dollars)	September 30, 2014
Balance – beginning of period	$28,825
Net income	2,298
Net unrealized appreciation on investments, net of tax	583
Share-based compensation expense	116
Repurchase of shares	(1,019)
Dividends on Common Shares	(702)
Change in cumulative translation, net of tax	(124)
Exercise of stock options	63
Other movements, net of tax	(23)
Balance – end of period	$30,017

For the nine months ended September 30, 2014 and 2013, we repurchased $1.0 billion and $233 million, respectively, of Common Shares in a series of open market transactions under existing Board authorizations. As of September 30, 2014, $924 million in repurchase authorization remained through December 31, 2014. Refer to Note 8 to the Consolidated Financial Statements for additional information on the repurchase authorization. As of September 30, 2014, there were 10,720,855 Common Shares in treasury with a weighted average cost of $98.57 per share. For the period October 1, 2014 through October 28, 2014, we repurchased 699,965 Common Shares for a total of $74 million in a series of open market transactions. At October 28, 2014, $850 million in share repurchase authorization remained through December 31, 2014.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2014. We expect to file a new unlimited shelf registration to replace the one that expires in December 2014.

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

At our January 10, 2014 extraordinary general meeting, our shareholders approved a resolution to increase our quarterly dividend 24 percent from $0.51 per share to $0.63 per share for the payment made on January 31, 2014 and April 17, 2014, with the $0.12 per share increase for each installment distributed from capital contribution reserves (and the $0.51 per share distributed by way of par value reduction).

At our May 2014 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $2.60 per share, or CHF 2.28 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 9, 2014, payable in four quarterly installments.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
January 13, 2014	January 31, 2014	$0.63 (CHF 0.55)
March 28, 2014	April 17, 2014	$0.63 (CHF 0.55)
July 23, 2014	August 13, 2014	$0.65 (CHF 0.58)
September 30, 2014	October 21, 2014	$0.65 (CHF 0.61)

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

At September 30, 2014, management established benefit reserves based on the benefit ratio calculated using assumptions reflecting management’s best estimate of the future performance of the variable annuity line of business. Management exercises judgment in determining the extent to which short-term market movements impact the benefit reserves. The benefit reserves are based on the calculation of a long-term benefit ratio (or loss ratio) for the variable annuity guarantee reinsurance. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be temporary or transient. Management’s best estimate reflected a judgment that the equity markets will exhibit growth somewhat lower than historical average levels. Management regularly examines both quantitative and qualitative analysis and for the quarter ended September 30, 2014, determined that no change to the benefit ratio was warranted.

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

Benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates. The tables below assume no changes to the benefit ratio used to establish benefit reserves at September 30, 2014 and show the sensitivity, at September 30, 2014, of the FVL associated with the variable annuity guarantee reinsurance portfolio. In addition, the tables below present the sensitivity of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The tables below are estimates of the sensitivities to instantaneous changes in economic inputs or actuarial assumptions.

The tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until after September 30, 2014). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the fourth quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because this realized loss is expected to be exceeded by the positive quarterly run rate of life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$353	$243	$45	$(239)	$(600)	$(1,057)
	Increase/(decrease) in hedge value	(134)	2	139	279	422	573
	Increase/(decrease) in net income	$219	$245	$184	$40	$(178)	$(484)
Flat	(Increase)/decrease in Gross FVL	$207	$—	$(273)	$(621)	$(1,059)	$(1,579)
	Increase/(decrease) in hedge value	(134)	2	140	280	424	575
	Increase/(decrease) in net income	$73	$2	$(133)	$(341)	$(635)	$(1,004)
-100 bps	(Increase)/decrease in Gross FVL	$(91)	$(357)	$(698)	$(1,122)	$(1,629)	$(2,209)
	Increase/(decrease) in hedge value	(134)	2	140	280	424	577
	Increase/(decrease) in net income	$(225)	$(355)	$(558)	$(842)	$(1,205)	$(1,632)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100	-100	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$55	$(61)	$(2)	$—	$(22)	$20
	Increase/(decrease) in hedge value	—	—	—	—	3	2
	Increase/(decrease) in net income	$55	$(61)	$(2)	$—	$(19)	$22

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$22	$11	$(12)	$(23)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$22	$11	$(12)	$(23)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$192	$106	$(131)	$(274)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$192	$106	$(131)	$(274)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(258)	$(143)	$163	$295
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(258)	$(143)	$163	$295
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

Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: 0 percent—10 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 65 percent—75 percent long-term rates (maturing beyond 10 years). A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model. The hedge sensitivity is from September 30, 2014 market levels and includes the impact of adjustments to the hedge portfolio made subsequent to that date.

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

Variable Annuity Net Amount at Risk
The tables below present the net amount at risk at September 30, 2014 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$359	$520	$1,092	$1,616	$1,626	$1,386
Claims at 100% immediate mortality	751	629	295	274	250	227

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$82	$241	$829	$1,786	$2,567	$2,879

The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.

c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars, except percentages)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$51	$75	$111	$146	$175	$199
GLB net amount at risk	65	168	498	1,100	1,690	2,199
Claims at 100% immediate mortality	19	39	354	546	729	911

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

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2014. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in ACE’s internal controls over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
July 1 through July 31	1,823,800	$103.26	1,821,630	$1,186	million
August 1 through August 31	1,484,981	$102.17	1,477,672	$1,035	million
September 1 through September 30	1,052,457	$106.00	1,050,000	$924	million
Total	4,361,238		4,349,302

(1)
This column primarily represents open market share repurchases. Other activity during the three months ended September 30, 2014 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares purchased in the three months ended September 30, 2014 as part of the publicly announced plan was $450 million.

(3)
Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. For the period October 1, 2014 through October 28, 2014, we repurchased 699,965 Common Shares for a total of $74 million in a series of open market transactions. At October 28, 2014, $850 million in share repurchase authorization remained through December 31, 2014.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

October 29, 2014	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President, and Chief Executive Officer

October 29, 2014	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	October 1, 2014

3.2	Organizational Regulations of the Company, as amended and restated	8-K	3	August 18, 2014

4.1	Articles of Association of the Company, as amended and restated	8-K	4	October 1, 2014

4.2	Organizational Regulations of the Company, as amended and restated	8-K	4	August 18, 2014

4.3	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

18.1	Preferability Letter of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements
					X