Form 10-K
period 2014-12-31
ACE Ltd
filed 2015-02-27
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
+41 (0)43 456 76 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 24.77 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $35 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 13, 2015 there were 327,341,997 Common Shares par value CHF 24.77 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2015 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

ACE LIMITED INDEX TO 10-K

PART I

ITEM 1. Business
____________________________________________________________________________________________________________
General
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2014, we had total assets of $98 billion and shareholders’ equity of $30 billion. ACE opened its first business office in Bermuda in 1985 and continues to maintain operations in Bermuda.

We offer commercial insurance products and service offerings such as risk management programs, loss control and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer personal lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisition of other companies. During 2014, we acquired the large corporate account property and casualty (P&C) insurance business of Itaú Seguros, S.A. (Itaú Seguros), Brazil's leading carrier for that business, and we and our local partner acquired 93.03 percent of The Siam Commercial Samaggi Insurance PCL (Samaggi), a general insurance company in Thailand. These businesses operate under our Insurance – Overseas General segment and the consolidated financial statements include the results of these businesses from the acquisition dates. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

At December 31, 2014, we employed approximately 21,000 people. We believe that employee relations are satisfactory.

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

__________________________________________________________________________________________________________
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

____________________________________________________________________________________________________________
Trademarks and Trade Names
Various trademarks and trade names we use protect names of certain products and services we offer and are important to the extent they provide goodwill and name recognition in the insurance industry. We use commercially reasonable efforts to protect these proprietary rights, including various trade secret and trademark laws. We intend to retain material trademark rights in perpetuity, so long as it satisfies the use and registration requirements of applicable countries. One or more of the trademarks and trade names could be material to our ability to sell our products and services. We have taken appropriate steps to protect our ownership of key names, and we believe it is unlikely that anyone would be able to prevent us from using names in places or circumstances material to our operations.

____________________________________________________________________________________________________________
Segment Information
We operate through five business segments. The following table presents net premiums earned (NPE) by segment:

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	2014 Net Premiums Earned	% of Total	2013 Net Premiums Earned	% of Total	2012 Net Premiums Earned	% of Total
Insurance – North American P&C	$6,107	35%	$5,721	34%	$5,147	33%
Insurance – North American Agriculture	1,526	9%	1,678	10%	1,872	12%
Insurance – Overseas General	6,805	39%	6,333	38%	5,740	37%
Global Reinsurance	1,026	6%	976	6%	1,002	6%
Life	1,962	11%	1,905	12%	1,916	12%
Total	$17,426	100%	$16,613	100%	$15,677	100%

Additional financial information about our segments, including net premiums earned by geographic region, is included in
Note 15 to the Consolidated Financial Statements.

Insurance – North American P&C (35 percent of 2014 Consolidated NPE)

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

Products and Distribution
ACE USA, the segment's largest operation, represented 67 percent of Insurance – North American P&C's net premiums earned in 2014. ACE USA provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North American commercial and non-commercial enterprises and consumers. ACE USA distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, general liability, umbrella and excess liability, workers' compensation, commercial marine, automobile liability, professional lines D&O and errors and omissions (E&O), surety, medical liability, environmental, inland marine, aerospace, A&H coverages, as well as claims and risk management products and services.

ACE USA's on-going operations are organized into the following distinct business units each offering specialized products and services targeted at specific niche markets:

•
ACE Risk Management offers a range of customized risk management primary casualty products designed to help mid-size to large insureds, including national accounts, address the significant costs of financing and managing risk for workers’ compensation, general liability and automobile liability coverages. Within ACE Risk Management, ACE Financial Solutions (AFS) underwrites contractual indemnification policies in which AFS provides prospective coverage for loss events within the insured’s policy retention levels, and underwrites assumed loss portfolio transfer (LPT) contracts in which insured loss events have occurred prior to the inception of the contract. LPT contracts can cause significant variances to premiums, losses and loss expenses, and expense ratios in the periods in which they are written.

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

ACE Commercial Risk Services provides comprehensive specialty product solutions for smaller companies in targeted industries that lend themselves to technology-assisted underwriting. Core products and services for small businesses include casualty insurance (including international casualty), environmental, inland marine, professional risk, disaster protection, vacant land and building, and claims and risk management services. Products are offered through wholesale, retail, program agent and alternative distribution channels. In addition, ACE Commercial Risk Services offers coverage for specialty programs through program agents.

ACE Private Risk Services provides high-value personal lines coverages for high net worth individuals and families in North America including homeowners, automobile, valuables (including fine art), umbrella liability, and recreational marine insurance offered through independent regional agents and brokers.

ACE Westchester serves the market for business risks that tend to be hard to place due to unique or complex exposures. Products offered include wholesale excess and surplus lines property, casualty, environmental, professional liability, inland marine, and product recall coverages in North America.

ACE Bermuda, our original insurance company, provides commercial insurance products on an excess basis including excess liability, D&O, professional liability, property insurance, and political risk, the latter being written by Sovereign Risk Insurance Ltd., a wholly-owned managing agent. ACE Bermuda focuses on Fortune 1000 companies and targets risks that are generally low in frequency and high in severity. ACE Bermuda offers its products primarily through the Bermuda offices of major, internationally recognized insurance brokers.

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

Insurance – North American Agriculture (9 percent of 2014 Consolidated NPE)

Overview
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

Products and Distribution
The Insurance – North American Agriculture segment comprises Rain and Hail, which provides comprehensive MPCI and crop-hail insurance, and ACE Agribusiness, which offers farm and ranch coverages as well as specialty P&C coverages for companies that manufacture, process and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allow companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. We may also enter into crop derivative contracts to further manage our risk exposure. For additional information, refer to “Crop Insurance”, under Item 7.

Competitive Environment
Rain and Hail primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent and/or captive agents. ACE Agribusiness competes against both national and regional competitors offering specialty P&C insurance coverages to companies that manufacture, process, and distribute agricultural products.

Insurance – Overseas General (39 percent of 2014 Consolidated NPE)

Overview
The Insurance – Overseas General segment comprises ACE International, ACE Global Markets (AGM), and the international supplemental A&H business of Combined Insurance. ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada. AGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488), a wholly-owned ACE syndicate. ACE provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £350 million for 2015. The reinsurance operation of AGM is included in the Global Reinsurance segment.

Products and Distribution
ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines as follows: ACE Europe, ACE Asia Pacific, ACE Eurasia and Africa, ACE Far East, and ACE Latin America. Products offered include P&C, A&H, specialty coverages, and personal lines insurance products and services. During 2014, ACE International expanded its operations through the acquisition of Samaggi, a general insurance company, and its P&C offerings through the acquisition of the large corporate account P&C insurance business of Itaú Seguros. ACE International's P&C business is generally written, on both a direct and assumed basis, through major international, regional, and local brokers and agents. Certain ACE Europe branded products are also offered via an e-commerce platform, ACE Online, that allows brokers to quote, bind, and issue specialty policies online. Property insurance products include traditional commercial fire coverage as well as energy industry-related, marine, construction, and other technical coverages. Principal casualty products are commercial primary and excess casualty, environmental, and general liability. A&H and other consumer lines products are distributed through brokers, agents, direct marketing programs, and sponsor relationships. ACE International specialty coverages include D&O, professional indemnity, energy, aviation, political risk, and specialty personal lines products. The A&H operations primarily offer personal accident and supplemental medical coverages including accidental death, business/holiday travel, specified disease, disability, medical and hospital indemnity, and income protection. We are not in the primary health care business. With respect to our supplemental medical and hospital indemnity products, we typically pay fixed amounts for claims and are therefore largely insulated from the direct impact of rising health care costs. ACE International's personal lines operations provide specialty products and services designed to meet the needs of specific target markets and include property damage, automobile, homeowners, and personal liability.

AGM offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. AGM uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd's worldwide licenses. AGM uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. Factors influencing the decision to place business with Syndicate 2488 or AEGL include licensing eligibilities, capitalization requirements, and client/broker preference. All business underwritten by AGM is accessed through registered brokers. The main lines of business include aviation, property, energy, professional lines, marine, financial lines, political risk, and A&H.

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

Global Reinsurance (6 percent of 2014 Consolidated NPE)

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

ACE Tempest Re Bermuda principally provides property catastrophe reinsurance on an excess of loss basis globally to insurers of commercial and personal property. Property catastrophe reinsurance is on an occurrence basis and protects a ceding company against an accumulation of losses covered by its issued insurance policies, arising from a common event or occurrence. ACE Tempest Re Bermuda underwrites reinsurance principally on an excess of loss basis, meaning that its exposure only arises after the ceding company's accumulated losses have exceeded the attachment point of the reinsurance policy. ACE Tempest Re Bermuda also writes other types of reinsurance on a limited basis for selected clients. Examples include proportional property where the reinsurer shares a proportional part of the premiums and losses of the ceding company and per risk excess of loss treaty reinsurance where coverage applies on a per risk basis rather than per event or aggregate basis, together with casualty (catastrophe workers' compensation) and specialty lines (crop and terrorism). ACE Tempest Re Bermuda's business is produced through reinsurance intermediaries.

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

ACE Tempest Re International provides traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canadian risks. ACE Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, aviation, and specialty through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re International focus on the development of business sourced through London market brokers and, consequently, write a diverse book of international business using Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers while also serving Asian and Latin American markets. ACE Tempest Re International also includes our Shanghai, China office which provides reinsurance coverage for Chinese-based risks. ACE Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

ACE Tempest Re Canada offers a full array of traditional and specialty P&C, and Surety reinsurance to the Canadian market, including casualty, property risk and property catastrophe. ACE Tempest Re Canada provides coverage through its Canadian company platform and also offers clients access to Syndicate 2488. ACE Tempest Re Canada underwrites reinsurance on both a proportional and excess of loss basis.

Competitive Environment
The Global Reinsurance segment competes worldwide with major U.S. and non-U.S. reinsurers as well as reinsurance departments of numerous multi-line insurance organizations. In addition, over the last several years, capital markets participants have developed financial products intended to compete with traditional reinsurance. Additionally, government sponsored or backed catastrophe funds can affect demand for reinsurance. Global Reinsurance is considered a lead reinsurer and is typically involved in the negotiation and quotation of the terms and conditions of the majority of the contracts in which it participates. Global Reinsurance competes effectively in P&C markets worldwide because of its strong capital position, analytical capabilities and quality customer service, the leading role it plays in setting the terms, pricing, and conditions in negotiating contracts, and its customized approach to risk selection. The key competitors in our markets vary by geographic region and product line. An advantage of our international platform is that we are able to change our mix of business in response to changes in competitive conditions in the territories in which we operate. Our geographic reach is also sought by multinational ceding companies since all of our offices, with the exception of Bermuda, provide local reinsurance license capabilities which benefit our clients in dealing with country regulators.

Life (11 percent of 2014 Consolidated NPE)

Overview
The Life segment comprises ACE's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
ACE Life provides individual life and group benefit insurance primarily in emerging markets, including Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand, and Vietnam; also throughout Latin America; selectively in Europe; and in China through a non-consolidated joint venture insurance company. ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, worksite marketing, retailers, brokers, and direct to consumer marketing. We continue to expand ACE Life with a focus on opportunities in emerging markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. ACE also maintains approximately 35.9 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the largest life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 277 licensed sales locations in 14 Chinese provinces.

ACE Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace and our focus has been on managing the current portfolio of risk, both in the aggregate and on a contract basis. This business is managed with a long-term perspective and short-term earnings volatility is expected.

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

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. This helps to ensure that losses are contained within our risk tolerance and appetite for individual product lines, businesses, and ACE as a whole. We also purchase protection from third parties, including, but not limited to, reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to “Reinsurance Protection”, below, “Insurance and Reinsurance Markets”, under Item 1A, “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.
____________________________________________________________________________________________________________
Reinsurance Protection
As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including certain catastrophes, to a level consistent with our risk appetite. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct losses. In certain countries, reinsurer selection is limited by local laws or regulations. In most countries there is more freedom of choice, and the counterparty is selected based upon its financial strength, claims settlement record, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain an ACE authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprising senior management personnel and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Risk and Underwriting Committee. The reinsurers on the authorized list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

A separate policy and process exists for captive reinsurance companies. Generally, these reinsurance companies are established by our clients or our clients have an interest in them. It is generally our policy to obtain collateral equal to the expected losses that may be ceded to the captive. Where appropriate, exceptions to the collateral requirement are granted but only after senior management review. Specific collateral guidelines and an exception process are in place for the Insurance – North American P&C and Insurance – Overseas General segments, both of which have credit management units evaluating the captive's credit quality and that of their parent company. The credit management units, working with actuaries, determine reasonable exposure estimates (collateral calculations), ensure receipt of collateral in an acceptable form, and coordinate collateral adjustments as and when needed. Financial reviews and expected loss evaluations are performed annually for active captive accounts and as needed for run-off exposures. In addition to collateral, parental guarantees are often used to enhance the credit quality of the captive.

In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For additional information refer to “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program” under Item 7, and Note 5 to the Consolidated Financial Statements.

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $111 million at December 31, 2014.
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
For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2014. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.
The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 2004-2014, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2014, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The table is presented in accordance with SEC reporting requirements. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 2004, in the following example.
The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 2004, a reserve of $17.5 billion, net of reinsurance, had been established.

The upper (paid) triangulation shows the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2005 financial year, $3.3 billion of payments were made on liabilities contemplated in the December 31, 2004, reserve balance. At the end of the 2014 financial year, there were cumulative net payments of $12.0 billion on this block of liabilities.

The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 2004, are now estimated to be $17.4 billion, rather than the original estimate of $17.5 billion. This change includes the impact of adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative redundancy of $82 million recognized in the ten years since December 31, 2004, redundancy of $1.1 billion relates to non-latent claims and deficiency of $1.0 billion relates to latent claims. The redundancy of $82 million was identified and recorded as follows: $86 million deficient in 2005, $48 million deficient in 2006, $22 million redundant in 2007, $120 million redundant in 2008, $233 million redundant in 2009, $160 million redundant in 2010, $55 million redundant in 2011, $106 million deficient in 2012, $187 million deficient in 2013, and $81 million deficient in 2014. This development subsequent to the balance sheet date of valuation is referred to as prior period development.
Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last financial year, we revised our estimate of the December 31, 2004, liabilities from $17,354 million to $17,435 million. This adverse development of $81 million is also included in each column to the right of the December 31, 2004, column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2005 to December 31, 2014.
The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2013, of $26.8 billion has, with the benefit of actual loss emergence and hindsight, been revised to $26.3 billion at December 31, 2014. This favorable movement of $527 million reflects prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail in Note 7 to the Consolidated Financial Statements under Item 8.
The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2014, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2014. For example, with respect to the gross unpaid loss and loss expenses of $31.5 billion for December 31, 2004, this gross liability was re-estimated to be $32.8 billion at December 31, 2014, resulting in the cumulative deficiency on the gross liability originally recorded for the 2004 balance sheet year of $1.3 billion. This deficiency relates primarily to U.S. liabilities, including A&E liabilities for 1996 and prior. The gross deficiency results in a net redundancy of $82 million after consideration of substantial reinsurance coverage that reduces the gross loss; approximately $1.6 billion was covered by reinsurance placed when the risks were originally written and $1.3 billion and $128 million of the remaining insurance coverage has been ceded under the Brandywine NICO Agreement and Westchester NICO Agreement, respectively.
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
The Unpaid losses and loss expense information for acquired businesses has been included in the table from the acquisition date forward:

•	Combined Insurance (April 1, 2008);

•	Jerneh Insurance Berhad (December 1, 2010);

•	Rain and Hail (we acquired all of the outstanding common stock not previously owned by us on December 28, 2010);

•	Penn Millers Holding Corporation (November 30, 2011);

•	Rio Guayas Compania de Seguros y Reaseguros (December 28, 2011);

•	PT Asuransi Jaya Proteski (we acquired 80 percent on September 18, 2012 and our local partner acquired the remaining 20 percent on January 3, 2013);

•	Fianzas Monterrey (April 1, 2013);

•	ABA Seguros (May 2, 2013);

•	The Siam Commercial Samaggi Insurance PCL (we and our local partner acquired 93.03 percent during the second quarter of 2014); and

•	The large corporate account P&C insurance business of Itaú Seguros, S.A. (October 31, 2014).

Analysis of Losses and Loss Expenses Development
	Years Ended December 31
(in millions of U.S. dollars)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gross unpaid losses	$31,483	$35,055	$35,517	$37,112	$37,176	$37,783	$37,391	$37,477	$37,946	$37,443	$38,315
Net unpaid losses	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831	27,008
Net paid losses (cumulative) as of:
1 year later	3,293	3,711	4,038	3,628	4,455	4,724	4,657	4,894	5,035	5,260
2 years later	5,483	6,487	6,356	6,092	7,526	7,510	7,281	7,714	7,969
3 years later	7,222	7,998	8,062	8,393	9,690	9,404	9,424	9,973
4 years later	8,066	9,269	9,748	9,949	11,114	11,097	11,102
5 years later	8,920	10,597	10,826	10,951	12,502	12,428
6 years later	9,810	11,428	11,496	11,985	13,556
7 years later	10,478	11,957	12,312	12,766
8 years later	10,859	12,664	12,970
9 years later	11,462	13,209
10 years later	11,952
Net liability re-estimated as of:
End of year	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831	27,008
1 year later	17,603	20,446	21,791	22,778	23,653	24,481	24,686	25,396	26,017	26,304
2 years later	17,651	20,366	21,188	22,158	23,127	23,801	24,167	24,887	25,411
3 years later	17,629	19,926	20,650	21,596	22,576	23,363	23,690	24,299
4 years later	17,509	19,589	20,080	21,037	22,184	22,955	23,091
5 years later	17,276	19,258	19,618	20,773	21,913	22,476
6 years later	17,116	19,136	19,584	20,760	21,810
7 years later	17,061	19,180	19,684	20,667
8 years later	17,167	19,329	19,647
9 years later	17,354	19,356
10 years later	17,435
Cumulative redundancy/ (deficiency) on net unpaid losses	82	1,102	2,361	2,925	2,431	2,562	2,151	1,576	1,136	527
Cumulative deficiency related to A&E	(1,039)	(1,039)	(987)	(958)	(907)	(824)	(720)	(621)	(451)	(257)
Cumulative redundancy/ (deficiency) excluding A&E	1,121	2,141	3,348	3,883	3,338	3,386	2,871	2,197	1,587	784
Gross unpaid losses	31,483	35,055	35,517	37,112	37,176	37,783	37,391	37,477	37,946	37,443	38,315
Reinsurance recoverable on unpaid losses	13,966	14,597	13,509	13,520	12,935	12,745	12,149	11,602	11,399	10,612	11,307
Net unpaid losses	17,517	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831	27,008
Gross liability re-estimated	32,767	33,854	33,117	33,586	34,325	34,482	34,287	35,294	36,335	36,758
Reinsurance recoverable on unpaid losses	15,332	14,498	13,470	12,919	12,515	12,006	11,196	10,995	10,924	10,454
Net liability re-estimated	17,435	19,356	19,647	20,667	21,810	22,476	23,091	24,299	25,411	26,304
Cumulative redundancy/ (deficiency) on gross unpaid losses	$(1,284)	$1,201	$2,400	$3,526	$2,851	$3,301	$3,104	$2,183	$1,611	$685
The reference to “losses” in the table above refers to losses and loss expenses.

Reconciliation of Unpaid Losses and Loss Expenses
Net losses and loss expenses incurred for 2014 were $9.6 billion, compared with $9.3 billion in 2013, and $9.7 billion in 2012 which includes $527 million, $530 million, and $479 million of net favorable prior period development (PPD), respectively. Refer to Note 7 to the Consolidated Financial Statements for a reconciliation of Unpaid losses and loss expenses and for additional information on PPD.
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

In September 2014, the Department, in consultation with other insurance regulatory bodies that oversee ACE's insurance activities, convened the second College. Representatives from approximately ten jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed, without adverse comment, information on our group governance, compliance, risk assessment and management, and capital adequacy.

The following is an overview of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise ACE on a group-wide basis. However, FINMA acknowledges the Department's assumption of group supervision over us.

In 2008, we formed ACE Insurance (Switzerland) Limited which offers property and casualty insurance to Swiss companies, A&H insurance for individuals of Swiss Corporations as well as reinsurance predominantly in Continental Europe. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to ACE entities. Both companies are licensed and governed by FINMA.

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

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the insurance holding company system (system) is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the system that may materially affect the operations, management, or financial condition of the insurers within the system. Since 2014, we have also been required to file an annual enterprise risk report with the Department, identifying the material risks within our system that could pose enterprise risk to the insurance subsidiaries in the system. All transactions within a system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its system. In addition, certain transactions may not be consummated without the department's prior approval.

Beginning in 2015, we are required to file an annual summary report with the Department, reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks.

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

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain types of terrorist acts in the U.S., was extended in 2015 for six years, through December 31, 2020, and applies to certain of our operations.

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

Bermuda Operations
The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance business of our Bermuda insurance subsidiaries and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (BMA). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, and intervene in the affairs of insurance companies. Our Bermuda domiciled insurance subsidiaries must prepare annual statutory financial statements and file them with the BMA, and certain subsidiaries must file audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financials are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require ACE subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments.

The BMA established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Class E (long-term business), Class 3A (general business), and Class 4 insurer's Enhanced Capital Requirement

(ECR) be calculated by either (a) the BMA model, or (b) an internal capital model which the BMA has approved for use for this purpose. ACE's Bermuda insurance subsidiaries use the BMA model in calculating their solvency requirements.

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

Under the Insurance Act, Class 4 insurers are prohibited from declaring or paying any dividends of more than 25 percent of total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends, it files with the BMA an affidavit that it will continue to meet its required solvency margins. In addition, Class 4, 3A, and E insurers must obtain the BMA's prior approval before reducing total statutory capital, as shown in its previous financial year statutory balance sheet, by 15 percent or more. Furthermore, Bermuda insurance subsidiaries may only declare and pay a dividend from retained earnings and a dividend or distribution from contributed surplus if it has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Other International Operations
The extent of insurance regulation varies significantly among the countries in which non-U.S. ACE operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, the type and extent of the requirements differ substantially. For example:

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
Our global ERM framework is broadly multi-disciplinary and its objectives include:

•
External Risks: identify, analyze, quantify, and where possible, mitigate significant external risks that could materially hamper the financial condition of ACE and/or the achievement of corporate business objectives over the next 36 months;

•
Exposure Accumulations: identify and quantify the accumulation of exposure to individual counterparties, products or industry sectors, particularly those that materially extend across or correlate between business units or divisions and/or the balance sheet;

•
Risk Modeling: develop and use various data-sets, analytical tools, metrics and processes (including economic capital models and advanced analytics) that help division and corporate leaders make informed underwriting, portfolio management and risk management decisions within a consistent risk/reward framework;

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

ACE's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage insurance risk, financial risk, strategic risk, and operational risk. The RUC is chaired by ACE's Chief Risk Officer and Chief Actuary. The RUC meets at least monthly, and is comprised of ACE's most senior executives, in addition to the Chair, including the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Claims Officer, General Counsel, Chairman for Insurance – North America, Chairman for ACE Overseas General, and Chief Underwriting Officer.

The RUC is assisted in its activities by ACE's Enterprise Risk Unit (ERU) and Product Boards. The ERU is responsible for the collation and analysis of risk insight in two key areas. First, external information that provides insight to the RUC on existing or emerging risks that might significantly impact ACE's key objectives and second, internal risk aggregations arising from ACE's business writings and other activities such as investments and operations. The ERU is independent of the operating units and reports to our Chief Risk Officer and Chief Actuary. The Product Boards exist to provide oversight for products that we offer globally. A Product Board currently exists for each of ACE's major product areas. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and guidelines for relevant accumulations.

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
Others within the ERM structure contribute toward accomplishing ACE's ERM objectives, including regional management, Corporate Underwriting, Internal Audit, Compliance, external consultants, and managers of our internal control processes and procedures.
____________________________________________________________________________________________________________
Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 n) and Note 8 to the Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	60	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	50	Vice Chairman, Chief Operating Officer; Chairman, ACE Overseas General
Philip V. Bancroft	55	Chief Financial Officer
John J. Lupica	49	Vice Chairman; Chairman, Insurance – North America
Joseph F. Wayland	57	General Counsel and Secretary
Sean Ringsted	51	Chief Risk Officer and Chief Actuary
Timothy A. Boroughs	65	Chief Investment Officer

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

Insurance

Our results of operations or financial condition could be adversely affected by the occurrence of natural and man-made disasters.
We have substantial exposure to losses resulting from natural disasters, man-made catastrophes such as terrorism or cyber-attack, and other catastrophic events, including pandemics. This could impact a variety of our businesses, including our commercial and personal lines, and life and A&H products. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, hailstorms, drought, explosions, severe winter weather, fires, war, acts of terrorism, nuclear accidents, political instability, and other natural or man-made disasters, including a global or other wide-impact pandemic or a significant cyber-attack. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. In addition, climate conditions may be changing, primarily through changes in global temperatures, which may increase the frequency and severity of natural catastrophes and the resulting losses in the future. We cannot predict the impact that changing climate conditions, if any, may have on our results of operations or our financial condition. Additionally, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. The historical incidence for events such as earthquakes, pandemics and cyber-attacks is infrequent and may not be representative of contemporary exposures and risks. As an example, increases in the values and concentrations of insured property may increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have an adverse effect on our results of operations and financial condition.

If actual claims exceed our loss reserves, our financial results could be adversely affected.
Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. We establish reserves for unpaid losses and loss expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses, with respect to insured events that have occurred at or prior to the balance sheet date. The process of establishing reserves can be highly complex and is subject to considerable variability as it requires the use of informed estimates and judgments.

Actuarial staff in each of our segments analyze insurance reserves and regularly evaluate the levels of loss reserves. Any such evaluations could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. During the loss settlement period, which can be many years in duration for some of our lines of business, additional facts regarding individual claims and trends often will become known which may result in a change in overall reserves. In addition, application of statistical and actuarial methods may require the adjustment of overall reserves upward or downward from time to time.

Included in our loss reserves are liabilities for latent claims such as A&E, which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2014, gross A&E liabilities represented approximately 4.4 percent of our loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and, the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In particular the amount and timing of the settlement of our P&C liabilities are not determinate and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial and/or social inflation. If our loss reserves are inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legislative, regulatory, judicial, social, financial, technology and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after issuance.

The failure of any of the loss limitation methods we use could have an adverse effect on our results of operations and financial condition.
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our insurance operations. We also look to limit our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis. Excess of loss insurance and reinsurance indemnifies the insured against losses in excess of a specified amount. In addition, we limit program size for each client and purchase third-party reinsurance for our own account. In the case of our assumed proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses ceded by the client. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations and financial condition.

We may be unable to purchase reinsurance, and if we successfully purchase reinsurance, we are subject to the possibility of non-payment.
We purchase protection from third parties including, but not limited to, reinsurance to protect against catastrophes and other sources of volatility, to increase the amount of protection we can provide our clients, and as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional protection which allows a reinsurer to cede to another company all or part of the reinsurance originally assumed by the reinsurer. A reinsurer's or retrocessionaire's insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreement with us could have an adverse effect on us because we remain liable to the insured. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance or retrocessional reinsurance that they consider adequate for their business needs.

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2014, we had $12.0 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active ACE companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2014, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.1 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

Our net income may be volatile because certain products sold by our Life business expose us to reserve and fair value liability changes that are directly affected by market and other factors and assumptions.
Our pricing, establishment of reserves for future policy benefits and valuation of life insurance and annuity products, including reinsurance programs, are based upon various assumptions, including but not limited to market changes, interest rates, mortality rates, morbidity rates, and policyholder behavior. The process of establishing reserves for future policy benefits relies on our ability to accurately estimate insured events that have not yet occurred but that are expected to occur in future periods.  Significant deviations in actual experience from assumptions used for pricing and for reserves for future policy benefits could have an adverse effect on the profitability of our products and our business.

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) associated with variable annuity contracts. We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models which require considerable judgment and are subject to significant uncertainty. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives”, under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMDB and GLB guarantees”, under Item 7A for additional information on the assumptions used in this program. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income.

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
We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Marsh, Inc. and its affiliates provided approximately 10 percent of our gross premiums written in 2014. Loss of all or a substantial portion of the business provided by one or more of these brokers could have an adverse effect on our business.

Financial

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

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. A smaller portion of the portfolio, approximately 14 percent at December 31, 2014, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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
The consequences of adverse global or regional market and economic conditions may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Volatility in the U.S. and other securities markets may adversely affect our stock price.

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
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the Brazilian real, the Mexican peso, the euro, the Canadian dollar, the Korean won, the Australian dollar, and the yen. At December 31, 2014, approximately 25.3 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

Operational

The regulatory and political regimes under which we operate, and their volatility, could have an adverse effect on our business.
Our insurance and reinsurance subsidiaries conduct business globally. Our businesses in each jurisdiction are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require, among other things, maintenance of minimum levels of statutory capital, surplus, and liquidity; various solvency standards; and periodic examinations of subsidiaries' financial condition. In some jurisdictions, laws and regulations also restrict payments of dividends and reductions of capital. Applicable statutes, regulations, and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, to make certain investments, and to distribute funds. The purpose of insurance laws and regulations generally is to protect policyholders and ceding insurance companies, not our shareholders. For example, some jurisdictions have enacted various consumer protection laws that make it more burdensome for insurance companies to sell policies and interact with customers in personal lines businesses. Failure to comply with such regulations can lead to significant penalties and reputational injury. Fines and penalties in the U.S. in particular have been trending upwards.

The foreign and U.S. federal and state laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance or subject our business to the possibility of regulatory actions or proceedings. Laws and regulations not specifically related to the insurance industry include trade sanctions that relate to certain countries, anti-money laundering laws, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, the anti-bribery provisions of the Swiss Penal Code and similar local laws prohibiting corrupt payments to governmental officials. The insurance industry is also affected by political, judicial, and legal developments that may create new and expanded regulations and theories of liability. The current economic climate and the recent financial crisis present additional uncertainties and risks relating to increased regulation and the potential for increased involvement of the U.S. and other governments in the financial services industry.

In addition, various legislative initiatives may impact the conduct of our business. For example, in the U.S., Congress may make changes to the terrorism risk insurance program, which could have adverse effects on our business.

Regulators in countries where we have operations are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS is developing a common framework to supervise internationally active insurance groups, such as ACE, known as Com Frame. As part of Com Frame, the IAIS has announced plans to develop an international capital standard for insurance groups. The details of Com Frame including this global capital standard and its applicability to ACE are uncertain at this time. In addition, the European Union (EU) is implementing a new capital and risk management regime known as Solvency II that would apply to our businesses across the EU, effective January 1, 2016. ACE businesses are also subject to the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital Requirements in the U.S. which are also subject to revision in response to global developments. While it is not certain how or if these actions will impact ACE, we do not currently expect that our capital management strategies, results of operations and financial condition will be materially affected by these regulatory changes.

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

Our worldwide operations, particularly in developing nations expose us to global geopolitical developments that could have an adverse effect on our business, liquidity, results of operations, and financial condition.
With operations in 54 countries, we provide insurance and reinsurance products and services to a diverse group of clients worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments including law changes, tax changes, regulatory restrictions, government leadership changes, political events and upheaval, sociopolitical instability, and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could, otherwise, have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

A failure in our operational systems or infrastructure or those of third parties, including due to security breaches or cyber-attacks, could disrupt business, damage our reputation, and cause losses.
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. In an effort to ensure the integrity of such data, we implement new security measures and systems and improve or upgrade our existing security measures and systems on a continuing basis. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and we endeavor to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other events that could have security consequences (each, a Security Event). As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. Like other global companies, we have from time to time experienced Security Events, none of which had a material adverse impact on our business, results of operations, and financial condition. If additional Security Events occur, these events may jeopardize ACE's or its clients' or counterparties' confidential and other information processed and stored within ACE, and transmitted through its computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in ACE's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or a material adverse effect on our operations and critical business functions. ACE may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and foreign regulations governing the protection of personal and confidential information of our clients or employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

Despite the contingency plans and facilities we have in place and our efforts to observe the regulatory requirements surrounding information security, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by ACE. If a disruption occurs in one location and ACE employees in that location are unable to occupy our offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

We use analytical models to assist our decision making in key areas such as underwriting, claims, reserving, and catastrophe risks but actual results could differ materially from the model outputs and related analyses.
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk) and to maintain competitive advantage. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have a material adverse effect on our results of operations and financial condition.

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
Losses may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with underwriting or other internal guidelines, or failure to comply with regulatory requirements. It is not always possible to deter or prevent employee misconduct and the precautions that we take to prevent and detect this activity may not be effective in all cases. Resultant losses could adversely affect our business, results of operations, and financial condition.

Strategic

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
Acquisitions involve numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of acquired businesses’ internal controls over financial reporting. Difficulties in integrating an acquired company may result in the acquired company performing differently than we expected, in operational challenges or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.

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

Shareholders

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
Swiss law allows our shareholders to authorize share capital which can be issued by the Board of Directors without shareholder approval but this authorization must be renewed by the shareholders every two years. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which the Board of Directors had authority prior to our redomestication to Switzerland. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on ACE, we cannot assure that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

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
As of December 31, 2014, the par value of our Common Shares is CHF 24.77 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Shareholders may be subject to Swiss withholding taxes on the payment of dividends” for additional information.

Shareholders may be subject to Swiss withholding taxes on the payment of dividends.
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a par value reduction or qualifying capital contribution reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. We currently intend to recommend to shareholders that they annually approve the payment of dividends in such form but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax until 2023–2028. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss corporate or tax law or regulations.

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

Separately, any U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII). If the RPII of any of our non-U.S. insurance subsidiaries (each a "Non-U.S. Insurance Subsidiary") were to equal or exceed 20 percent of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of ACE Limited, then a U.S. person who owns any shares of ACE Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the entire taxable year. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company's gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, any U.S. person’s investment in ACE Limited could be adversely affected.

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

Similarly, jurisdictions outside the U.S. in which we do business could enact tax legislation in the future that could have an adverse impact on us or our shareholders. For example, Switzerland is currently considering corporate tax reform measures that could adversely affect us or our shareholders.

ITEM 1B. Unresolved Staff Comments
There are currently no unresolved SEC staff comments regarding our periodic or current reports.

ITEM 2. Properties
We maintain office facilities around the world including in North America, Europe (including our principal executive offices in Switzerland), Bermuda, Latin America, Asia Pacific, and the Far East. Most of our office facilities are leased, although we own major facilities in Hamilton, Bermuda, and in the U.S., including in Philadelphia, Pennsylvania and Wilmington, Delaware. Management considers its office facilities suitable and adequate for the current level of operations.

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 10 e) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Shares, with a current par value of CHF 24.77 per share, have been listed on the New York Stock Exchange since March 25, 1993 under the trading symbol "ACE".

Quarterly Stock Information
The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on Common Shares:

	2014					2013
			Dividends					Dividends
Quarter Ending	High	Low	USD		CHF	High	Low	USD	CHF
March 31	$101.70	$92.19	$0.75	(1)	0.65	$89.06	$79.99	$0.49	0.46
June 30	$105.32	$97.61	$0.65		0.58	$92.67	$85.79	$0.51	0.48
September 30	$107.39	$99.95	$0.65		0.61	$95.58	$87.72	$0.51	0.46
December 31	$117.58	$102.92	$0.65		0.63	$103.53	$91.01	$0.51	0.45

(1)
On January 10, 2014, our shareholders approved an increase to our dividend from $0.51 per share to $0.63 per share for the final two quarterly installments that had been earlier approved at our 2013 annual general meeting. Due to the timing of the approval, the $0.12 per share increase related to the quarter ended December 31, 2013 installment is included in the quarter ended March 31, 2014 dividend amount. Refer to Note 11 to the Consolidated Financial Statements for additional information.

We have paid dividends each quarter since we became a public company in 1993. Following ACE's redomestication to Switzerland our dividends have been distributed primarily by way of a par value reduction. The dividend increase approved by our shareholders on January 10, 2014 was distributed from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings.

ACE Limited is a holding company whose principal sources of income are investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The recommendation and payment of future dividends will be based on the determination of the Board of Directors (Board) and will be dependent upon shareholder approval, profits and financial requirements of ACE and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. Refer to Part I, Item 1A and Part II, Item 7 for additional information.

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 13, 2015 was $113.05.

The number of record holders of Common Shares as of February 13, 2015 was 4,419. This is not the actual number of beneficial owners of ACE's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own name.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
October 1 through October 31, 2014	888,057	$106.20	884,965	$830 million
November 1 through November 30, 2014	1,263,924	$111.66	1,260,000	$689 million
December 1 through December 31, 2014	1,701,307	$115.12	1,694,209	—	(4)
Total	3,853,288		3,839,174

(1)
This column primarily represents open market share repurchases. Other activity during the three months ended December 31, 2014 is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	The aggregate value of shares purchased in the three months ended December 31, 2014 as part of the publicly announced plan was $430 million.

(3)	In November 2013, our Board authorized the repurchase of up to $2 billion of ACE's Common Shares through December 31, 2014.

(4)
In November 2014, our Board authorized the repurchase of $1.5 billion of ACE's Common Shares for the period January 1, 2015 through December 31, 2015, to replace the November 2013 authorization when it expired on December 31, 2014. For the period January 1, 2015 through February 26, 2015, we repurchased 1,877,463 Common Shares for a total of $211 million in a series of open market transactions. At February 26, 2015, $1.3 billion in share repurchase authorization remained through December 31, 2015.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on ACE's Common Shares from December 31, 2009, through December 31, 2014, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2010, 2011, 2012, 2013, and 2014, of a $100 investment made on December 31, 2009, with all dividends reinvested.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ACE Limited	$100	$126	$145	$170	$224	$256
S&P 500 Index	$100	$115	$117	$136	$180	$205
S&P 500 P&C Index	$100	$109	$109	$130	$180	$209

ITEM 6. Selected Financial Data

(in millions, except per share data and percentages)	2014	2013	2012	2011	2010
Operations data:
Net premiums earned – excluding Life segment	$15,464	$14,708	$13,761	$13,528	$11,875
Net premiums earned – Life segment	1,962	1,905	1,916	1,859	1,629
Total net premiums earned	17,426	16,613	15,677	15,387	13,504
Net investment income	2,252	2,144	2,181	2,242	2,070
Losses and loss expenses	9,649	9,348	9,653	9,520	7,579
Policy benefits	517	515	521	401	357
Policy acquisition costs and administrative expenses	5,320	4,870	4,542	4,540	4,218
Net income	2,853	3,758	2,706	1,540	3,085
Weighted-average shares outstanding – diluted	339	344	343	341	341
Diluted earnings per share	$8.42	$10.92	$7.89	$4.52	$9.04
Balance sheet data (at end of period):
Total investments	$62,904	$60,928	$60,264	$55,676	$51,407
Total assets	98,248	94,510	92,545	87,321	83,216
Net unpaid losses and loss expenses	27,008	26,831	26,547	25,875	25,242
Net future policy benefits	4,537	4,397	4,229	4,025	2,825
Long-term debt	3,357	3,807	3,360	3,360	3,358
Trust preferred securities	309	309	309	309	309
Total liabilities	68,661	65,685	65,014	62,989	60,381
Shareholders' equity	29,587	28,825	27,531	24,332	22,835
Book value per share	$90.02	$84.83	$80.90	$72.22	$68.17
Selected data:
Loss and loss expense ratio (1)	58.7%	59.6%	65.7%	66.0%	59.4%
Underwriting and administrative expense ratio (2)	29.4%	28.4%	28.2%	28.7%	30.9%
Combined ratio (3)	88.1%	88.0%	93.9%	94.7%	90.3%
Net loss reserves to capital and surplus ratio (4)	106.6%	108.3%	111.8%	122.9%	122.9%
Cash dividends per share (5)	$2.70	$2.02	$2.06	$1.38	$1.30

(1)
The loss and loss expense ratio is calculated by dividing Losses and loss expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Losses and loss expenses for the Life segment were $589 million, $582 million, $611 million, $593 million, and $528 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(2)
The underwriting and administrative expense ratio is calculated by dividing the Policy acquisition costs and administrative expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Policy acquisition costs and administrative expenses for the Life segment were $763 million, $701 million, $662 million, $656 million, and $552 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(3)	The combined ratio is the sum of loss and loss expense ratio and the underwriting and administrative expense ratio.

(4)	The net loss reserves to capital and surplus ratio is calculated by dividing the sum of the Net unpaid losses and loss expenses and Net future policy benefits by Shareholders' equity.

(5)
Cash dividends per share in 2014 and 2012 include a $0.12 per share increase related to the fourth quarter 2013 and 2011 dividend installments, respectively, approved by our shareholders on January 10, 2014 and January 9, 2012, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and related Notes, under Item 8 of this Form 10-K.

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

____________________________________________________________________________________________________________________
Overview
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For more information on our segments refer to “Segment Information” under Item 1.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. The Insurance – Overseas General segment has recently expanded its operations through the following acquisitions in 2014, 2013, and 2012:

•	The large corporate account property and casualty (P&C) insurance business of Itaú Seguros (Itaú Seguros) (October 31, 2014);

•
The Siam Commercial Samaggi Insurance PCL (Samaggi) (we and our local partner acquired 60.86 percent ownership on April 28, 2014, and subsequently acquired an additional 32.17 percent ownership through a mandatory tender offer, which expired on June 17, 2014);

•	ABA Seguros (May 2, 2013);

•	Fianzas Monterrey (April 1, 2013); and

•	PT Asuransi Jaya Proteksi (JaPro) (we acquired 80 percent on September 18, 2012, and our local partner acquired the remaining 20 percent on January 3, 2013).

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

_____________________________________________________________________________________________________________________
Financial Highlights for the Year Ended December 31, 2014

•	Total company net premiums written increased 4.6 percent, or 5.7 percent on a constant-dollar basis.

•	P&C combined ratio was 87.7 percent compared with 88.0 percent in 2013. The GAAP combined ratio was 88.1 percent compared with 88.0 percent in 2013.

•	The current accident year P&C combined ratio excluding catastrophe losses was 89.3 percent compared with 90.0 percent in 2013.

•	The P&C expense ratio was 29.4 percent compared with 28.4 percent in 2013.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $288 million (1.8 percentage points of the combined ratio) and $249 million, respectively, compared with $227 million (1.7 percentage points of the combined ratio) and $197 million, respectively, in 2013.

•
Favorable prior period development pre-tax and after-tax were $527 million (3.4 percentage points of the combined ratio) and $459 million, respectively, compared with $530 million (3.7 percentage points of the combined ratio) and $450 million, respectively, in 2013.

•	Operating cash flow was $4.5 billion compared with $4.0 billion in 2013.

•	Net investment income was $2.3 billion compared with $2.1 billion in 2013.

•
Net income decreased 24.1 percent to $2.9 billion. Net income in 2014 was negatively impacted compared to 2013 as a result of the mark to market accounting associated with our living benefit variable annuity reinsurance business. The relative difference is primarily due to interest rates, which fell during 2014 after rising during 2013.

•	Share repurchases totaled $1.4 billion, or approximately 14 million shares in 2014.

We reported strong premium revenue growth and combined ratios in 2014 with all divisions contributing positively to our results. Growth was broad-based from all regions, reflecting our diversified business by product, geography, customer and distribution.

In addition to producing strong financial results, we made numerous investments intended for future growth and earnings. For example, we launched retail distribution to complement our existing wholesale capabilities for our U.S. middle market specialty and Excess & Surplus business; we started a new micro business division to serve very small U.S. commercial businesses; we made acquisitions in Thailand and Brazil, further expanding our presence and capabilities in promising developing markets. And we signed a definitive agreement in December 2014 to acquire the Fireman’s Fund high net worth personal lines business. This acquisition will complement our existing personal lines business, which has tripled in size in the last five years. Our personal lines business is a strategic growth area and poised to continue its growth globally.

These are some of the investments we made in the future of our company that will strengthen our presence and capabilities and increase our ability to produce sustainable outperformance. We are off to a good start in 2015 and we remain confident in our strategy and are relentless in our drive to execute with excellence.

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

We believe our accounting policies for these items are of critical importance to our consolidated financial statements. The following discussion provides more information regarding the estimates and assumptions required to arrive at these amounts and should be read in conjunction with the sections entitled: Prior Period Development, Asbestos and Environmental (A&E), Reinsurance Recoverable on Ceded Reinsurance, Investments, Net Realized and Unrealized Gains (Losses), and Other (Income) and Expense Items.

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2014, our gross unpaid loss and loss expense reserves were $38.3 billion and our net unpaid loss and loss expense reserves were $27.0 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $111 million and $106 million at December 31, 2014 and 2013, respectively.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2014			December 31, 2013
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$37,443	$10,612	$26,831	$37,946	$11,399	$26,547
Losses and loss expenses incurred	12,748	3,099	9,649	12,429	3,081	9,348
Losses and loss expenses paid	(12,409)	(3,174)	(9,235)	(12,785)	(3,808)	(8,977)
Other (including foreign exchange translation)	(835)	(278)	(557)	(246)	(73)	(173)
Losses and loss expenses acquired	1,368	1,048	320	99	13	86
Balance, end of year	$38,315	$11,307	$27,008	$37,443	$10,612	$26,831

(1)	Net of provision for uncollectible reinsurance.
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

	December 31, 2014			December 31, 2013
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$4,110	$1,959	$2,151	$2,862	$998	$1,864
Loss expenses	216	58	158	222	59	163
IBNR reserves	2,095	792	1,303	2,098	714	1,384
Subtotal	6,421	2,809	3,612	5,182	1,771	3,411
Casualty
Case reserves	9,071	2,210	6,861	9,023	2,271	6,752
Loss expenses	3,881	1,348	2,533	3,907	1,341	2,566
IBNR reserves	17,914	4,672	13,242	18,172	4,872	13,300
Subtotal	30,866	8,230	22,636	31,102	8,484	22,618
A&H
Case reserves	417	85	332	514	113	401
Loss expenses	28	7	21	30	8	22
IBNR reserves	583	176	407	615	236	379
Subtotal	1,028	268	760	1,159	357	802
Total
Case reserves	13,598	4,254	9,344	12,399	3,382	9,017
Loss expenses	4,125	1,413	2,712	4,159	1,408	2,751
IBNR reserves	20,592	5,640	14,952	20,885	5,822	15,063
Total	$38,315	$11,307	$27,008	$37,443	$10,612	$26,831

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances underlying the insured loss known at the date of accrual. For example, the reserves established for high excess casualty claims, asbestos and environmental claims, claims from major catastrophic events or for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results, adversely if our estimates increase and favorably if our estimates decrease. The potential for variation in loss reserve estimates is impacted by numerous factors, which we discuss below. In particular, these considerations differ markedly depending upon whether case or IBNR reserves are being established. Reserve estimates for casualty lines are particularly uncertain given the lengthy reporting patterns and corresponding need for IBNR.

Case reserves for those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, are determined by our claims personnel as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. Furthermore, for our Brandywine run-off operations and our assumed reinsurance operation, Global Reinsurance, we may adjust the ceded case reserves as notified by the ceding company via use of an additional case reserve if the judgment of our respective claims department differs from that of the cedant (see also the Assumed reinsurance section below).

With respect to IBNR reserves, and those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to estimate the ultimate loss obligations and the corresponding amount of IBNR. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of losses for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may pertain to the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, and industry data, and other benchmarks as appropriate. The estimate of the required IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date. Management's best estimate is developed after collaboration with actuarial, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing and approving the estimate to be used as management's best estimate. Reserves are further reviewed by ACE's Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other and which is viewed by management to be the best estimate of ultimate loss settlements.

This estimate is generally based on a combination of exposure and experience based actuarial methods (described below) and other considerations such as claims reviews, reinsurance recovery assumptions and/or input from other subject matter experts such as underwriting. Exposure-based methods are most commonly used on relatively immature origin years while experience-based methods provide a view based on the projection of loss experience that has emerged as of the valuation date. Greater reliance is placed upon experience-based methods as the pool of emerging loss experience grows and where it is deemed sufficiently credible and reliable as the basis for the estimate. In comparing the held reserve for any given origin year to the actuarial projections, judgment is required as to the credibility, uncertainty and inherent limitations of applying actuarial techniques to historical data to project future loss experience. Examples of factors that impact such judgments include, but are not limited to, the following:

•	nature and complexity of underlying coverage provided and net limits of exposure provided;

•	segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

•	extent of credible internal historical loss data and reliance upon industry information as required;

•	historical variability of actual loss emergence compared with expected loss emergence;

•	extent of emerged loss experience relative to the remaining expected period of loss emergence;

•	rate monitor information for new and renewal business;

•	facts and circumstances of large claims;

•	impact of applicable reinsurance recoveries; and

•	nature and extent of underlying assumptions.
Management does not build in any specific provision for uncertainty.
We do not calculate ranges of loss reserve estimates for our individual loss reserve studies, given the lack of robust statistical approaches and the limited usefulness for such information in decision making. Determining such ranges is a complex and uncertain process, and such ranges generally do not capture the potential changes in external and internal circumstances between the balance sheet date and the final settlement date that may impact the ultimate value of loss. While we believe that our recorded reserves are reasonable and represent management's best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.4 billion and represents five percent of shareholders' equity at December 31, 2014. Historically our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expenses Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

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

In addition to the annual loss reserve studies performed for each product line, we review the emergence of actual losses relative to expectations for most product lines each quarter. If warranted from findings in loss emergence tests, we may alter the timing of our product line reserve studies. Finally, loss reserve studies are performed annually by external third-parties and the findings are used to provide management an independent assessment of our internal findings.

Standard actuarial reserving methods
Standard actuarial reserving methods include, but are not limited to, expected loss ratio, paid and reported loss development, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short-tail and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2014 results. In addition to these standard methods, depending upon the product line characteristics and available data we may use other recognized actuarial methods and approaches. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may subdivide product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or elements of program structure such as attachments or limits), project ultimate losses for these homogeneous groups and then combine the results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred - “accident year” or “report year”) and annual or quarterly development periods, and data at all valuations is converted at the same foreign exchange rates in order to avoid distortions from exchange rate movements over time. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year, and second the expected loss ratio for each origin year.

The expected loss ratio for any particular origin year is selected after consideration of a number of factors, including historical loss ratios adjusted for rate changes, premium and loss trends, industry benchmarks, the results of policy level loss modeling at the time of underwriting, and/or other more subjective considerations for the product line (e.g., terms and conditions) and external environment as noted above. The expected loss ratio for a given origin year is initially established at the start of the origin year as part of the planning process. This analysis is performed in conjunction with underwriters and management. The expected loss ratio method arrives at an ultimate loss estimate by multiplying the expected ultimate loss ratio by the corresponding premium base. This method is most commonly used as the basis for the actuarial central estimate for immature origin periods on product lines where the actual paid or reported loss experience is not yet deemed sufficiently credible to serve as the principal basis for the selection of ultimate losses. The expected loss ratio for a given origin year may be modified over time if the underlying assumptions differ from the original assumptions (for example, the assessment of prior year loss ratios, loss trend, rate changes, actual claims, or other information).

Our selected paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, and/or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within ACE. This most commonly occurs for relatively new product lines that have limited historical data or for high severity/low frequency portfolios where our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the selected loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods will leverage differences between actual and expected loss emergence. These methods tend to be utilized for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

The Bornhuetter-Ferguson method is essentially a combination of the expected loss ratio method and the loss development method, where the loss development method is given more weight as the origin year matures. This approach allows a logical transition between the expected loss ratio method which is generally utilized at earlier maturities and the loss development methods which are typically utilized at later maturities. We usually apply this method using reported loss data although paid data may also be used.

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

Short-tail and long-tail business
The time period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the "claim-tail." The following is a discussion of specific reserving considerations for both short-tail and long-tail product lines. In this section, we reference the nature of recent prior period development to give a high-level understanding of how these considerations translate through the reserving process into financial decisions. Refer to Note 7 to the Consolidated Financial Statements for additional information on prior period development.

Short-tail business
Short-tail business generally describes product lines for which losses are typically known and paid shortly after the loss actually occurs. This would include, for example, most property, personal accident, aviation hull, and automobile physical damage policies that we write. There are some exceptions on certain product lines or events (e.g., major hurricanes or aviation crashes) where the event has occurred, but the final settlement amount is highly uncertain (e.g., coverage disputes or liability-related claims) and not known with certainty for a potentially lengthy period. Due to the short reporting and development pattern for these product lines, the uncertainty associated with our estimate of ultimate losses for any particular accident period diminishes relatively quickly as actual loss experience emerges. We typically assign credibility to methods that incorporate actual loss emergence, such as the paid and reported loss development and Bornhuetter-Ferguson methods, sooner than would be the case for long-tail lines at a similar stage of development for a given origin year. The reserving process for short-tail losses arising from catastrophic events typically involves an assessment by the claims department, in conjunction with underwriters and actuaries, of our exposure and estimated losses immediately following an event and then subsequent revisions of the estimated losses as our insureds provide updated actual loss information.

For origin year 2014, loss reserves for short-tail lines were typically established for the non-catastrophe exposures using a combination of the initial expected loss ratio method (see above) and loss development methods that incorporate actual loss emergence. As the year progressed, we also adjusted these reserves for non-catastrophe large loss activity that we considered to be greater or less than the assumptions used to establish the initial expected loss ratio. Catastrophe activity was relatively low in 2014 and accordingly the judgments and uncertainties used to establish reserves for incurred catastrophe events were correspondingly less complex. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years.

In terms of prior accident years, the bulk of the changes made in the 2014 calendar year arose from origin years 2010 through 2012. Specifically, the Insurance – North American P&C, Insurance – Overseas General, and Global Reinsurance segments experienced $56 million, $210 million, and $11 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence rather than any significant changes to underlying actuarial assumptions such as loss development patterns. This favorable prior period development was primarily the result of changes to the ultimate loss estimates for origin years 2011 and 2012 for Insurance – North American P&C, origin years 2010 through 2013 for Insurance – Overseas General, and origin year 2012 for Global Reinsurance. Insurance – North American Agriculture experienced $34 million of adverse prior period development primarily due to higher than expected claim development for the 2013 crop year in our Multiple Peril Crop Insurance business.

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

For those long-tail product lines that are less claim frequency and more claim severity oriented, such as high excess professional and casualty lines, we placed more reliance upon expert legal and claims review of the specific circumstances underlying reported cases rather than loss development patterns. Where appropriate, we then supplemented this with loss development and Bornhuetter-Ferguson approaches to provide for claims that have been reported but are too immature to develop individual claims estimates and also to provide for claims that have occurred but have not been reported. The assumptions used for these lines of business are updated over time to reflect new claim and legal advice judged to be of significance.

For origin year 2014, loss reserves were typically established through the application of individual product line expected loss ratios, as discussed earlier. Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length and volume of history and homogeneity afford credibility. For those lines where our internal historical experience lacks credibility, we may place reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). In such cases, the assumptions used to project ultimate loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence that is lower than expected in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2014 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines.
As described earlier, the process to develop origin year 2014 reserves for our long-tail casualty business relies on estimates of ultimate and historical loss ratios for prior origin years adjusted to current levels through the use of key assumptions like expected rate change and loss trend. When estimating the ultimate loss levels for these prior origin years for the major long-tail lines in Insurance – North American P&C, Insurance – Overseas General, and Global Reinsurance no changes of significance were made to the loss development patterns. While we generally use trends observed in internal and/or industry data to adjust prior year losses to current levels, we have made no material changes to the prospective loss trends used to develop ultimate loss ratios for origin year 2014.

For long-tail portfolios where actual loss emergence in calendar year 2014 was lower than expected for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. However, for certain product lines with early loss emergence on more recent origin years that was greater than expected, we did respond where we believed that such adverse emergence was generally significant relative to the loss emergence assumptions (e.g., origin years 2012 and 2013 for casualty and financial lines in Insurance – Overseas General). Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. The reserve actions that we took in 2014 are discussed further below and in Note 7 to the Consolidated Financial Statements.

For more mature origin years, typically 2010 and prior, we gave meaningful weight to indicated ultimates derived from methods that rely on the paid and reported loss development patterns based on our own historical experience where sufficient credibility was deemed to exist. As noted previously, this is consistent with our practice of allowing favorable loss emergence sufficient time to be reliably established before assigning partial or full credibility.

The prior period development in 2014 for long-tail lines of business comprised several main components. First, we experienced favorable prior period development on a number of product lines where actual loss emergence was lower than expected and/or increased weighting was given to experience-based methods as relevant origin years mature (typically 2010 and prior). In particular, this included D&O, medical risk operations, and financial solutions business in Insurance – North American P&C ($179 million favorable) principally in origin years 2009 and 2010, casualty and financial lines in Insurance – Overseas General for origin years 2010 and prior ($246 million favorable), and origin years 2009 and prior for long-tail product lines in Global Reinsurance ($63 million favorable). Second, we recorded both favorable and adverse reserve actions in response to development on specific large claims. Third, we experienced adverse development from Insurance – North American P&C run-off operations including Westchester and Brandywine run-off operations ($247 million). The causes for the Westchester and Brandywine operations are described further below.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2014, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American P&C
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $432 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of 10 percent relative to recorded net loss and loss expense reserves of approximately $4.3 billion.

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

Insurance – North American Agriculture
Approximately 80 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Insurance – Overseas General
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation.  Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates.  Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments.  For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2012 and prior by approximately $281 million. This represents an impact of 12.1 percent relative to recorded net loss and loss expense reserves of approximately $2.3 billion.

Global Reinsurance
Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take up to 30 years to fully develop.  This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $430 million. This represents an impact of 37 percent relative to recorded net loss and loss expense reserves of approximately $1.2 billion.

Assumed reinsurance
At December 31, 2014, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.0 billion, consisting of $872 million of case reserves and $1.1 billion of IBNR. In comparison, at December 31, 2013, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.2 billion, consisting of $938 million of case reserves and $1.2 billion of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies.  This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves.  For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss.  We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring).  At December 31, 2014, the case reserves reported to us by our ceding companies were $851 million, compared with the $872 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

Within the Insurance – North American P&C segment, we also have exposure to certain liability reinsurance lines that have been in run-off since 1994. Unpaid losses and loss expenses relating to this run-off reinsurance business resides within the Brandywine Division of our Insurance – North American P&C segment. Most of the remaining unpaid loss and loss expense reserves for the run-off reinsurance business relate to A&E claims. Refer to the “Asbestos and Environmental (A&E)” section for additional information.

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

For additional information refer to the “Asbestos and Environmental (A&E)” section and to Note 7 to the Consolidated Financial Statements.

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

Valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA
As part of the acquisition of businesses that sell long-duration contracts, such as life products, we established an intangible asset related to VOBA, which represented the fair value of the future profits of the in-force contracts.  The valuation of VOBA at the time of acquisition is derived from similar assumptions to those used to establish the associated future policy benefits reserves.  The most significant input in this calculation is the discount rate used to arrive at the present value of the net cash flows.  We amortize deferred policy acquisition costs associated with long-duration contracts and VOBA (collectively policy acquisition costs) over the estimated life of the contracts, generally in proportion to premium revenue recognized based upon the same assumptions used in estimating the liability for future policy benefits. For non-traditional long-duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to estimates of expected gross profits. The estimated life is established at the inception of the contracts or upon acquisition and is based on current persistency assumptions.  Policy acquisition costs, which consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract, are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable costs are expensed in the period identified.

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

With respect to ceded reinsurance, we entered into a few multi-year excess of loss retrospectively-rated contracts, principally in 2002. These contracts primarily provided severity protection for specific product divisions. Because traditional one-year reinsurance coverage had become relatively costly, these contracts were generally entered in order to secure a more cost-

effective reinsurance program. All of these contracts transferred risk and were accounted for as reinsurance. In addition, we maintain a few aggregate excess of loss reinsurance contracts that were principally entered into prior to 2003, such as the National Indemnity Company (NICO) contracts referred to in the section entitled, “Asbestos and Environmental (A&E)”. We have not purchased any other retroactive ceded reinsurance contracts since 1999.

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2014:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Provision for Uncollectible Reinsurance
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$9,169	$8,390	$202
Reinsurers not rated	186	146	50
Reinsurers under supervision and insolvent reinsurers	98	97	54
Captives	1,986	366	23
Other - structured settlements and pools	910	904	28
Total	$12,349	$9,903	$357

At December 31, 2014, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2014, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $73 million or approximately 0.6 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements for additional information.

Other-than-temporary impairments (OTTI)
Each quarter, we review securities in an unrealized loss position (impaired securities), including fixed maturities, securities lending collateral, equity securities, and other investments, to identify impaired securities to be specifically evaluated for a potential OTTI. Because our investment portfolio is the largest component of consolidated assets and a multiple of shareholders' equity, OTTI could be material to our financial condition and results of operations. Refer to Note 3 d) to the Consolidated Financial Statements for a description of the OTTI process.

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

At December 31, 2014, our net deferred tax asset was $295 million. Refer to Note 8 to the Consolidated Financial Statements for additional information. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. available for sale fixed maturities to recovery. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity.  At December 31, 2014, the valuation allowance of $17 million reflects management's assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income.

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

At December 31, 2014 and 2013, Level 3 assets represented five percent of assets measured at fair value and three percent of total assets. Level 3 liabilities represented 88 percent and 74 percent of liabilities measured at fair value at December 31, 2014 and 2013, respectively, and less than one percent of our total liabilities at both December 31, 2014 and 2013. Refer to Note 4 to the consolidated financial statements for a description of the valuation techniques and inputs used to determine fair values for our financial instruments measured or disclosed at fair value by valuation hierarchy (Levels 1, 2, and 3) as well as a roll-forward of Level 3 financial instruments measured at fair value for the years ended December 31, 2014, 2013, and 2012.

Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
ACE reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. We ceased writing this business in 2007. Guarantees which are payable on death are referred to as guaranteed minimum death benefits (GMDB). Guarantees on living benefits (GLB) includes guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB). For further description of this product and related accounting treatment, refer to Note 1 j) to the Consolidated Financial Statements.

Guaranteed living benefits (GLB) derivatives
Our GLB reinsurance is classified as a derivative for accounting purposes and therefore carried at fair value. We believe that the most meaningful presentation of these GLB derivatives is as follows:

•
Estimates of the average modeled value of future cash outflows is recorded as incurred losses (i.e., benefit reserves). Cash inflows or revenue are reported as net premiums earned and changes in the benefit reserves are reflected as Policy benefits expense in the consolidated statement of operations, which is included in underwriting income.

•
The incremental difference between the fair value of GLB reinsurance contracts and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statement of operations.

Determination of GLB fair value
The fair value of GLB reinsurance is estimated using an internal valuation model, which includes current market information and estimates of policyholder behavior from the perspective of a theoretical market participant that would assume these liabilities. All of our treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of more timely market information. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ materially from the estimates reflected in our consolidated financial statements.

We intend to hold these derivative contracts to maturity (i.e., the expiration of the underlying liabilities through lapse, annuitization, death, or expiration of the reinsurance contract). To partially offset the risk of changes in the fair value of GLB reinsurance contracts, we invest in derivative hedge instruments. At maturity, the cumulative realized gains and losses (excluding cumulative hedge gains or losses) from fair value changes of GLB reinsurance contracts will net to zero because, over time, the insurance liability will be increased or decreased to equal our obligation.

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the year ended December 31, 2014, management determined that no change to the benefit ratio was warranted.

For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 4 to the Consolidated Financial Statements. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 7A.

Risk Management
We employ a strategy to manage the financial market and policyholder behavior risks embedded in the reinsurance of variable annuity (VA) guarantees. Risk management begins with underwriting a prospective client and guarantee design, with particular focus on protecting our position from policyholder options that, because of anti-selective behavior, could adversely impact our obligation.

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). For example, for 60 percent of the GMDB portfolio (based on guaranteed value), there is an annual claim limit of 2 percent of account value. The different categories of claim limits are as follows:

Reinsurance program covering	% of total guaranteed value (GV)	% of GV that has additional reinsurance coverage	Additional terms
GMDB with an annual claim limit of 2% of account value (AV)	60% of total GMDB	2% for GLB	N/A
GMDB with claim limit(s) that are a function of underlying GV (varies from 0.4% to 2.0% of GV)	30% of total GMDB	80% for GLB	● 60% of GV subject to annual claim deductibles(1) of 0.1% to 0.2% of GV ● 45% of GV subject to an aggregate claim limit of approximately $384 million
GMDB and GMAB	10% of total GLB 10% of total GMDB	N/A
● Programs are quota-share (QS) agreements
   with QS % decreasing as ratio of AV to GV
   decreases:
    — QS 100% for ratios between 100% - 75%
    — QS 60% for ratios between 75% - 45%
    — QS 30% for ratios less than 45%
● 35% of GV subject to a per policy claim
   deductible of 8.8% of GV for GMAB only(1)

GMIB with an annual claim limit of 10% of GV on over 95% of GV	60% of total GLB	45% for GMDB
● Annual annuitization limit range 17.5% -
  30%:
    — 55% subject to limit of 30%
    — 45% subject to limit of 20% or under
● 42% of GV subject to minimum annuity
   conversion factors that limits exposure to low
   interest rates

GMIB with an aggregate claim limit of $1.9 billion	30% of total GLB	40% for GMDB
● Annual annuitization limit of 20%
● 60% of GV subject to minimum annuity
  conversion factors that limit exposure to low
  interest rates
● 35% of GV subject to an aggregate claim
  deductible of 2% of underlying annuity
  deposits

(1) ACE would only pay total annual claims in excess of deductibles.

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value liability of $19 million and $54 million at December 31, 2014 and 2013, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. 48 percent of the policies we reinsure reached the end of their “waiting periods” in 2014 and prior, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
2014 and prior	48%
2015	6%
2016	6%
2017	19%
2018	13%
2019 and after	8%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2014			2013			2012
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$71	$138	$209	$77	$149	$226	$84	$160	$244
Less paid claims	39	13	52	63	23	86	99	11	110
Net cash received (paid)	$32	$125	$157	$14	$126	$140	$(15)	$149	$134

Collateral
ACE holds collateral on behalf of most of its clients in the form of qualified assets in trust or letters of credit, typically in an amount sufficient for the client to obtain statutory reserve credit for the reinsurance.  The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client's domicile.

Goodwill impairment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $4.9 billion and $4.6 billion at December 31, 2014 and 2013, respectively. During 2014, our goodwill balance increased 7 percent, primarily due to acquisitions. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are:

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

_____________________________________________________________________________________________________________________
Consolidated Operating Results – Years Ended December 31, 2014, 2013, and 2012

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums written	$17,799	$17,025	$16,075	4.6%	5.9%
Net premiums earned	17,426	16,613	15,677	4.9%	6.0%
Net investment income	2,252	2,144	2,181	5.1%	(1.7)%
Net realized gains (losses)	(507)	504	78	NM	NM
Total revenues	19,171	19,261	17,936	(0.5)%	7.4%
Losses and loss expenses	9,649	9,348	9,653	3.2%	(3.2)%
Policy benefits	517	515	521	0.4%	(1.2)%
Policy acquisition costs	3,075	2,659	2,446	15.6%	8.7%
Administrative expenses	2,245	2,211	2,096	1.5%	5.5%
Interest expense	280	275	250	1.8%	10.0%
Other (income) expense	(82)	15	(6)	NM	NM
Total expenses	15,684	15,023	14,960	4.4%	0.4%
Income before income tax	3,487	4,238	2,976	(17.7)%	42.4%
Income tax expense	634	480	270	32.1%	77.8%
Net income	$2,853	$3,758	$2,706	(24.1)%	38.9%
NM – not meaningful

The following tables present a breakdown of consolidated net premiums written:

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Commercial P&C (retail and wholesale)	$8,235	$7,887	$7,237	4.4%	9.0%
Personal and small commercial lines	2,292	1,909	1,454	20.0%	31.3%
Reinsurance	935	991	1,025	(5.7)%	(3.3)%
Property, casualty and all other	11,462	10,787	9,716	6.3%	11.0%
Agriculture	1,590	1,627	1,859	(2.3)%	(12.5)%
Personal accident (A&H)	3,735	3,655	3,532	2.2%	3.5%
Life	1,012	956	968	5.9%	(1.2)%
Total consolidated	$17,799	$17,025	$16,075	4.6%	5.9%
Total consolidated - constant dollars (C$) (1)		$16,847	$15,926	5.7%	6.9%

	2014 % of Total	2013 % of Total	2012 % of Total
Commercial P&C (retail and wholesale)	46%	46%	45%
Personal and small commercial lines	13%	11%	9%
Reinsurance	5%	6%	6%
Property, casualty and all other	64%	63%	60%
Agriculture	9%	10%	12%
Personal accident (A&H)	21%	21%	22%
Life	6%	6%	6%
Total consolidated	100%	100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Net premiums written increased in our Insurance – Overseas General segment on a constant-dollar basis from new business writings in our retail operations in all product lines - personal lines, A&H, and P&C and from the acquisitions of Fianzas Monterrey in April 2013, ABA Seguros in May 2013, Samaggi in April 2014, and Itaú Seguros in October 2014. Foreign exchange adversely impacted growth on an as reported basis. Our Insurance – North American P&C segment reported an increase in net premiums written from growth across a broad range of our product portfolio throughout our ACE USA retail and our wholesale divisions, as well as in our Commercial Risk Services and ACE Private Risk Services divisions, primarily reflecting strong renewal retention and new business. Our Life segment also reported an increase in net premiums written primarily due to growth in our Asian markets. Net premiums written decreased in our Insurance – North American Agriculture segment due to lower Multiple Peril Crop Insurance (MPCI) revenues reflecting lower commodity prices, partially offset by higher premium retention as a result of the non-renewal of a third-party proportional reinsurance agreement. Our Global Reinsurance segment also reported a decrease in net premiums written due to the non-renewal of a large workers' compensation treaty, partially offset by new business.

Net premiums written increased in 2013 due to higher net premiums written in our Insurance – Overseas General segment on a constant-dollar basis driven by strong performance in our retail operations in all product lines – P&C, A&H, and personal lines. The acquisitions of ABA Seguros and Fianzas Monterrey (Mexican Acquisitions), and Jaya Proteksi in September 2012 also added to premium growth. Foreign exchange adversely impacted growth on an as reported basis. Our Insurance – North American P&C segment also reported increases in net premiums written in our ACE USA retail division from growth across a broad range of our product portfolio reflecting rate increases, exposure changes, strong renewal retention, and new business. Net written premiums decreased in our Insurance – North American Agriculture segment due to lower premium retention in our MPCI program.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased in 2014 in our Insurance – Overseas General, Insurance – North American P&C, and Life segments as described above. Our Global Reinsurance segment also reported an increase in net premiums earned primarily from the shorter earning period on certain of the new business written this year including two non-recurring short-term treaties. Net premiums earned decreased in our Insurance – North American Agriculture segment from lower net premiums written as described above.

Net premiums earned increased in 2013 in our Insurance – Overseas General segment driven by strong performance in all product lines and our acquisitions as described above. Our Insurance – North American P&C segment also reported increases in net premiums earned from higher net premiums written as described above. Net premiums earned decreased in our Insurance – North American Agriculture and Global Reinsurance segments from lower net premiums written as described above.

Net investment income was $2.3 billion for 2014, $2.1 billion for 2013, and $2.2 billion for 2012. Refer to “Net Investment Income” and “Investments” for additional information.

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

	2014	2013	2012
Loss and loss expense ratio	58.7%	59.6%	65.7%
Policy acquisition cost ratio	16.8%	15.7%	15.3%
Administrative expense ratio	12.6%	12.7%	12.9%
GAAP combined ratio	88.1%	88.0%	93.9%
Gains on crop derivatives	(0.4)%	—	—
P&C combined ratio	87.7%	88.0%	93.9%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio, including gains on crop derivatives:

	2014	2013	2012
Loss and loss expense ratio, including gains on crop derivatives	58.3%	59.6%	65.7%
Catastrophe losses and related reinstatement premiums	(1.9)%	(1.5)%	(4.6)%
Prior period development	3.4%	3.7%	3.5%
Loss and loss expense ratio, adjusted	59.8%	61.8%	64.6%

Total net pre-tax catastrophe losses, excluding reinstatement premiums, were $291 million in 2014, compared with $230 million in 2013 and $633 million in 2012. Catastrophe losses in 2014 were primarily related to severe weather-related events in the U.S., Japan, and Australia; flooding and hailstorms in Europe; and a hurricane in Mexico. Catastrophe losses in 2013 were primarily from flooding in Canada and Australia and severe weather-related events in the U.S. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, other severe weather-related events in the U.S. and Canada, and flooding in the U.K. The adjusted loss and loss expense was lower in 2014 due to underwriting actions improving loss ratios on several portfolios in the current year and higher losses in 2013 in our MPCI program.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $527 million in 2014, $530 million in 2013, and $479 million in 2012, which includes an asbestos and environmental (A&E) and other run-off charge of $215 million, $166 million, and $140 million, respectively. Refer to “Prior Period Development” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition cost ratio increased in 2014 primarily due to the normal impact of initial year purchase accounting adjustments related to our Mexican acquisitions which favorably impacted the 2013 ratio. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies. In addition, the policy acquisition cost ratio increased due to a change in the overall mix of business towards A&H and personal lines products in regions that have higher acquisition cost ratios. Our policy acquisition cost ratio increased in 2013 primarily due to a decrease in net premiums earned and higher agent commissions in our Insurance – North American Agriculture segment's MPCI business. The 2012 ratio was favorably impacted by higher premium retention and lower agent commissions in the MPCI business caused by the drought conditions in the U.S. This increase was partially offset by a lower policy acquisition cost ratio in our Insurance – Overseas General segment primarily due to the relatively lower acquisition costs expensed by our new Mexican operations.

Our administrative expense ratio decreased slightly in 2014 as growth in net premiums earned outpaced growth in administrative expenses, partially offset by the favorable impact of a $29 million prior year legal settlement. Our administrative expense ratio decreased in 2013 primarily due to the favorable impact of the legal settlement in 2013 and growth in net premiums earned that outpaced the growth in administrative expenses in our Insurance – North American P&C segment. This favorable impact was offset by a decrease in our Insurance – North American Agriculture segment's net premiums earned as well as the impact of lower Administrative and Operating expense (A&O) reimbursements in our MPCI business.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 18.2 percent in 2014, compared with 11.3 percent and 9.1 percent in 2013 and 2012, respectively. The effective income tax rate in 2014 is higher compared to 2013 primarily due to both net realized losses and a lower percentage of operating earnings being generated in lower tax paying jurisdictions as well as a $115 million change to deferred tax assets that resulted from the decline in the book value of certain foreign subsidiaries, related to unrealized foreign exchange losses. The increase in our effective income tax rate in 2013 compared to 2012 was due to the favorable resolution of various prior years' tax matters and the closing of statutes of limitations of $124 million during 2012. Partially offsetting the increase in the 2013 effective tax rate was the impact of both net realized gains on derivatives and a higher percentage of earnings being generated in lower tax paying jurisdictions during 2013. The lower tax rates attributed to our foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S. During 2014, approximately 66 percent of our total pre-tax income was tax effected based on these lower rates. The significant jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 21.5 percent, 7.83 percent, and 0.0 percent, respectively.

_____________________________________________________________________________________________________________________
Prior Period Development

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves (1)
2014
Insurance – North American P&C – active	$(298)	$(56)	$(354)	2.2%
Insurance – North American P&C – run-off(2)	247	—	247	1.6%
Insurance – North American Agriculture	—	34	34	6.8%
Insurance – Overseas General	(181)	(210)	(391)	4.8%
Global Reinsurance	(52)	(11)	(63)	2.9%
Total	$(284)	$(243)	$(527)	2.0%
2013
Insurance – North American P&C – active	$(221)	$(106)	$(327)	2.1%
Insurance – North American P&C – run-off(2)	193	—	193	1.2%
Insurance – North American Agriculture	—	(13)	(13)	4.0%
Insurance – Overseas General	(127)	(172)	(299)	3.8%
Global Reinsurance	(53)	(31)	(84)	3.6%
Total	$(208)	$(322)	$(530)	2.0%
2012
Insurance – North American P&C – active	$(245)	$(103)	$(348)	2.2%
Insurance – North American P&C – run-off(2)	168	—	168	1.1%
Insurance – North American Agriculture	—	(12)	(12)	2.6%
Insurance – Overseas General	(121)	(105)	(226)	3.1%
Global Reinsurance	(32)	(29)	(61)	2.7%
Total	$(230)	$(249)	$(479)	1.9%

(1)	Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

(2)	Brandywine Holdings and Westchester Specialty operations in respect of 1996 and prior years.

For a discussion of significant prior period movements by segment, refer to Note 7 to the Consolidated Financial Statements.

_____________________________________________________________________________________________________________________
Segment Operating Results – Years Ended December 31, 2014, 2013, and 2012

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information refer to “Segment Information” under Item 1. The discussions that follow include tables that show our segment operating results for the years ended December 31, 2014, 2013, and 2012.

Insurance – North American

Insurance – North American P&C

The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums written	$6,263	$5,915	$5,349	5.9%	10.6%
Net premiums earned	6,107	5,721	5,147	6.8%	11.1%
Losses and loss expenses	4,086	3,776	3,715	8.2%	1.6%
Policy acquisition costs	634	597	558	6.2%	7.0%
Administrative expenses	678	601	608	12.8%	(1.2)%
Underwriting income	709	747	266	(5.1)%	180.8%
Net investment income	1,085	1,021	1,066	6.3%	(4.2)%
Net realized gains (losses)	(67)	72	41	NM	75.6%
Interest expense	9	5	12	80.0%	(58.3)%
Other (income) expense	(101)	(58)	(41)	74.1%	41.5%
Income tax expense	306	347	229	(11.8)%	51.5%
Net income	$1,513	$1,546	$1,173	(2.1)%	31.8%
Loss and loss expense ratio	66.9%	66.0%	72.2%
Policy acquisition cost ratio	10.4%	10.4%	10.8%
Administrative expense ratio	11.1%	10.5%	11.8%
Combined ratio	88.4%	86.9%	94.8%

Net premiums written increased in 2014 in our ACE USA retail division from growth across a broad range of our product portfolio, including our risk management, general and specialty casualty, A&H, professional risk, and surety lines of business reflecting strong renewal retention and new business. This growth was partially offset by reductions in our retail property division reflecting a more competitive market and rate decreases. Net premiums written grew in our wholesale division from higher production in our casualty, property, and professional lines of business, and in our Commercial Risk Services division, primarily due to growth in our specialty and program business. Our personal lines division contributed to the increase in net premiums written due to higher production in the homeowners, automobile and umbrella business offered through ACE Private Risk Services.

Net premiums written increased in 2013 in our ACE USA retail division from growth across a broad range of our product portfolio including our risk management business, specialty casualty, professional, property, and A&H lines of business reflecting rate increases, exposure changes, strong renewal retention, and new business. In addition, we grew net premiums written in our Commercial Risk Services division, primarily management and professional lines of business and programs, and our personal lines division, primarily in the homeowners, automobile, and umbrella business offered through ACE Private Risk Services. Our wholesale and specialty division contributed to the increase in net premiums written due to higher production from our property, casualty, and professional lines of business.

Net premiums earned increased in 2014 and 2013 primarily due to the increase in net premiums written as described above. In 2013, growth in net premiums earned for the retail division was partially offset by lower earned premiums from our program business.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Commercial P&C (retail and wholesale)	$4,785	$4,524	$4,031	5.8%	12.2%
Personal and small commercial lines	909	812	745	11.9%	9.0%
Personal accident (A&H)	413	385	371	7.3%	3.8%
Net premiums earned	$6,107	$5,721	$5,147	6.8%	11.1%

	2014 % of Total	2013 % of Total	2012 % of Total
Commercial P&C (retail and wholesale)	78%	79%	78%
Personal and small commercial lines	15%	14%	15%
Personal accident (A&H)	7%	7%	7%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2014	2013	2012
Loss and loss expense ratio, as reported	66.9%	66.0%	72.2%
Catastrophe losses and related reinstatement premiums	(2.2)%	(1.7)%	(8.5)%
Prior period development	1.9%	2.5%	3.7%
Loss and loss expense ratio, adjusted	66.6%	66.8%	67.4%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $132 million in 2014, compared with $94 million in 2013 and $430 million in 2012. Catastrophe losses in 2014 were primarily from severe weather-related events in the U.S., Bermuda and Australia, as well as a hurricane in Mexico. Catastrophe losses in 2013 were primarily from flooding in Canada and severe weather-related events in the U.S. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and other severe weather-related events in the U.S. and Canada. Net favorable prior period development was $107 million in 2014, compared with $134 million in 2013 and $180 million in 2012. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased in 2014 due to lower loss ratios in several of our lines where a combination of the execution of detailed portfolio management plans, product mix and earned rate changes have resulted in improved current accident year loss ratio performance. The improvement was partially offset by higher non-catastrophe large losses in the current year. In 2013, the adjusted loss and loss expense ratio benefited from lower loss ratios in several of our lines where a combination of the execution of detailed portfolio management plans, product mix and earned rate changes have resulted in improved current accident year loss ratio performance. Partially offsetting the improvement in the 2013 current accident year loss ratio performance is higher premiums from assumed loss portfolio programs, which is written at a higher loss ratio than other lines of business.

The policy acquisition cost ratio remained flat in 2014. The policy acquisition cost ratio decreased in 2013 primarily due to growth in certain businesses that have lower acquisition cost ratios.
The administrative expense ratio was higher in 2014 compared to the prior year ratio which included a 0.5 point favorable impact related to a $29 million legal settlement. Excluding the impact of the legal settlement, the administrative expense ratio remained relatively flat compared with the prior year. The administrative expense ratio decreased in 2013 primarily due to the favorable impact of the legal settlement in 2013 as noted above and growth in net premiums earned that outpaced the growth in administrative expenses.

Insurance – North American Agriculture

The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums written	$1,590	$1,627	$1,859	(2.3)%	(12.5)%
Net premiums earned	1,526	1,678	1,872	(9.1)%	(10.4)%
Losses and loss expenses (1)	1,300	1,525	1,911	(14.8)%	(20.2)%
Policy acquisition costs	81	53	28	52.8%	89.3%
Administrative expenses	9	11	(7)	(18.2)%	NM
Underwriting income (loss)	136	89	(60)	52.8%	NM
Net investment income	26	26	25	—	4.0%
Net realized gains (losses) (1)	3	2	1	50.0%	100.0%
Interest expense	—	1	—	NM	NM
Other (income) expense	33	32	32	3.1%	—
Income tax expense (benefit)	33	20	(29)	65.0%	NM
Net income (loss)	$99	$64	$(37)	54.7%	NM
Loss and loss expense ratio	85.2%	90.9%	102.1%
Policy acquisition cost ratio	5.3%	3.2%	1.5%
Administrative expense ratio	0.6%	0.6%	(0.4)%
Combined ratio	91.1%	94.7%	103.2%

(1)
(Gains) losses on crop derivatives are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance – North American Agriculture underwriting income. Refer to Note 10 and Note 15 to the Consolidated Financial Statements for more information on these derivatives.

Net premiums written decreased in 2014 principally due to lower commodity prices and higher premium cessions to the U.S. government in 2014 for the MPCI business. Under the government's crop insurance profit and loss calculation formula, we retained more premiums in 2013 as losses were higher. The decrease in net premiums written was partially offset by higher premium retention as a result of the non-renewal of a third-party proportional reinsurance agreement.

Net premiums written decreased in 2013 primarily due to lower premium retention in our MPCI program. Retention for 2013 was lower due to the purchase of proportional reinsurance on the MPCI business for the 2013 crop year, which was in addition to the excess of loss reinsurance coverage historically purchased.

Net premiums earned decreased in 2014 and 2013 primarily due to the factors described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2014	2013	2012
Loss and loss expense ratio, as reported	85.2%	90.9%	102.1%
Catastrophe losses and related reinstatement premiums	(0.8)%	(0.4)%	(0.6)%
Prior period development	(2.6)%	0.8%	0.7%
Loss and loss expense ratio, adjusted	81.8%	91.3%	102.2%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $13 million in 2014, compared with $7 million in 2013 and $11 million in 2012. Net prior period development was $34 million unfavorable in 2014, compared with $13 million favorable in 2013 and $12 million favorable in 2012. For 2014, the amount includes an increase in incurred losses of $64 million for higher than expected MPCI losses for the 2013 crop year, as well as $26 million of favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. Refer to the “Prior Period

Development” section for additional information. The adjusted loss and loss expense ratio declined in 2014 due to lower commodity prices in the prior year that resulted in higher losses in our MPCI program in 2013. The lower ratio in 2014 also reflects the benefit of our crop derivatives entered into in 2014. The adjusted loss and loss expense ratio for 2013 reflects higher losses resulting from lower commodity prices at the time of harvest as compared to the original base price used at the time the insurance contract is sold. Despite this increase, the adjusted loss and loss expense ratio for 2013 declined over 2012 because 2012 was adversely impacted by the U.S. drought.

The policy acquisition cost ratio increased in 2014, primarily due to less net premiums earned in our MPCI business as a result of lower commodity prices, a reduction in ceded commission benefits on third-party reinsurance primarily due to the non-renewal of a third-party proportional reinsurance agreement, and lower agent commission accruals in 2013. The policy acquisition cost ratio increased in 2013 primarily due to lower agent commission accruals in 2012, partially offset by the cede commission benefit from the third party proportional reinsurance purchased on the 2013 crop year. The U.S. drought significantly impacted the profitability of the MPCI business in 2012, and in years when the MPCI program is in an unprofitable position as defined in the SRA there are no agent profit share commissions. The increase for 2013 also reflects a $14 million benefit in 2012 reflecting a revision in estimated agent profit share commissions for the prior year's MPCI business.

The administrative expense ratio remained flat compared with the prior year. The administrative expense ratio increased in 2013 primarily due to higher Administrative and Operating expense (A&O) reimbursements on the MPCI business in 2012 mainly due to additional reimbursements earned for high loss ratio states and underserved states. Under the SRA with the federal government, ACE receives additional expense reimbursements when losses in individual states exceed a specified threshold.

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

				% Change
(in millions of U.S dollars, except for percentages)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net premiums written	$6,999	$6,520	$5,863	7.4%	(1)	11.2%	(1)
Net premiums earned	6,805	6,333	5,740	7.5%		10.3%
Losses and loss expenses	3,189	3,062	2,862	4.1%		7.0%
Policy acquisition costs	1,625	1,453	1,353	11.8%		7.4%
Administrative expenses	1,026	1,008	935	1.8%		7.8%
Underwriting income	965	810	590	19.1%		37.3%
Net investment income	545	539	521	1.1%		3.5%
Net realized gains (losses)	(78)	18	103	NM		(82.5)%
Interest expense	6	5	5	20.0%		—
Other (income) expense	11	39	3	(71.8)%		NM
Income tax expense	378	222	133	70.3%		66.9%
Net income	$1,037	$1,101	$1,073	(5.8)%		2.6%
Loss and loss expense ratio	46.9%	48.4%	49.8%
Policy acquisition cost ratio	23.9%	22.9%	23.6%
Administrative expense ratio	15.0%	15.9%	16.3%
Combined ratio	85.8%	87.2%	89.7%
(1) For the year ended December 31, 2014 and 2013, net premiums written increased $601 million or 9.4% and $787 million or 13.7% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written increased in 2014 on a constant-dollar basis from new business writings in our retail operations in all product lines – personal lines, A&H, and P&C. The increase in personal lines reflected growth in all regions, and A&H growth was driven by strong results in all regions except Europe. P&C growth was driven primarily by new business writings in Asia and Latin America. In addition, the acquisitions of Fianzas Monterrey in April 2013, ABA Seguros in May 2013, Samaggi in April 2014, and Itaú Seguros in October 2014 added $310 million of growth to premiums. Foreign exchange adversely impacted growth for 2014 on an as reported basis.

Net premiums written increased in 2013 on a constant-dollar basis driven by strong performance in our retail operations and from acquisitions. Growth was reported in our retail operations in all product lines – P&C, A&H, and personal lines. P&C growth was reported across all regions of our retail operations, driven by strong renewal retention and improved new business writings. A&H growth was primarily driven by strong results in Asia and Latin America. Personal lines growth reflected new business opportunities in Europe, Latin America, and Asia. In addition, the acquisitions of ABA Seguros, Fianzas Monterrey, and Jaya Proteksi in September 2012, added $407 million of growth to premiums. Foreign exchange adversely impacted growth for 2013 on an as reported basis.

Net premiums earned increased in 2014 and 2013 primarily due to the increase in net premiums written as described above.
Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

						% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	C$(1) 2013	C$(1) 2012	2014 vs. 2013	2013 vs. 2012	C$(1) 2014 vs. 2013	C$(1) 2013 vs. 2012
Line of Business
Commercial P&C (retail and wholesale)	$3,226	$3,113	$2,941	$3,093	$2,902	3.6%	5.8%	4.3%	7.3%
Personal and small commercial lines	1,295	1,038	674	987	624	24.8%	54.0%	31.2%	66.4%
Personal accident (A&H)	2,284	2,182	2,125	2,129	2,094	4.7%	2.7%	7.3%	4.2%
Net premiums earned	$6,805	$6,333	$5,740	$6,209	$5,620	7.5%	10.3%	9.6%	12.7%
Region
Europe / U.K.(2)	$3,115	$3,058	$2,917	$3,203	$2,941	1.9%	4.8%	(2.7)%	4.0%
Asia Pacific	1,571	1,383	1,244	1,235	1,231	13.6%	11.2%	27.2%	12.3%
Far East	433	458	525	423	436	(5.5)%	(12.8)%	2.4%	5.0%
Latin America	1,686	1,434	1,054	1,348	1,012	17.6%	36.1%	25.1%	41.7%
Net premiums earned	$6,805	$6,333	$5,740	$6,209	$5,620	7.5%	10.3%	9.6%	12.7%

	2014 % of Total	2013 % of Total	2012 % of Total
Line of Business
Commercial P&C (retail and wholesale)	47%	49%	51%
Personal and small commercial lines	19%	16%	12%
Personal accident (A&H)	34%	35%	37%
Net premiums earned	100%	100%	100%
Region
Europe / U.K.(2)	46%	48%	51%
Asia Pacific	23%	22%	22%
Far East	6%	7%	9%
Latin America	25%	23%	18%
Net premiums earned	100%	100%	100%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Europe/U.K. includes Eurasia and Africa region.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2014	2013	2012
Loss and loss expense ratio, as reported	46.9%	48.4%	49.8%
Catastrophe losses and related reinstatement premiums	(1.6)%	(1.4)%	(1.4)%
Prior period development	5.7%	4.7%	4.0%
Loss and loss expense ratio, adjusted	51.0%	51.7%	52.4%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $112 million in 2014, compared with $88 million in 2013 and $76 million in 2012. Catastrophe losses in 2014 were primarily related to flooding in Europe, severe storms in Japan, a hurricane in Mexico, and a hailstorm in Australia. Catastrophe losses in 2013 were primarily related to flooding in Australia, Europe, and Canada, as well as hurricanes in Latin America, and an earthquake in New Zealand. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and flooding in the U.K. Net favorable prior period development was $391 million in 2014, compared with $299 million in 2013 and $226 million in 2012. Refer to the “Prior Period Development” section for additional information. The adjusted loss ratio decreased in 2014 due primarily to both mix of business and underwriting actions which improved loss ratios on several portfolios. The adjusted loss ratio decreased in 2013 due primarily to large property losses in 2012 which unfavorably impacted the 2012 ratio.

The policy acquisition ratio increased in 2014 due primarily to the normal impact of initial year purchase accounting adjustments related to our Mexican acquisitions which favorably impacted the 2013 policy acquisition cost ratio by 0.6 points. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies. In addition, the policy acquisition cost ratio increased due to a change in the overall mix of business towards A&H and personal lines products in regions that have higher acquisition cost ratios. The policy acquisition ratio decreased in 2013 primarily due to the relatively lower acquisition costs expensed by our new Mexican operations.

The administrative expense ratio decreased in 2014 due primarily to growth in net premiums earned that outpaced the growth in administrative expenses. In addition, the administrative expense ratio decreased due to increased spending in the prior year to support growth. The administrative expense ratio decreased in 2013 due to the favorable impact of foreign exchange, the Mexican acquisitions described above, which generate lower administrative expenses than our other businesses, as well as growth in net premiums earned that outpaced the growth in administrative expenses and lower A&H regulatory fees paid in Europe.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums written	$935	$991	$1,025	(5.7)%	(3.3)%
Net premiums earned	1,026	976	1,002	5.1%	(2.6)%
Losses and loss expenses	431	396	553	8.8%	(28.4)%
Policy acquisition costs	257	197	172	30.5%	14.5%
Administrative expenses	54	50	51	8.0%	(2.0)%
Underwriting income	284	333	226	(14.7)%	47.3%
Net investment income	316	280	290	12.9%	(3.4)%
Net realized gains (losses)	(29)	53	6	NM	NM
Interest expense	4	5	4	(20.0)%	25.0%
Other (income) expense	(54)	(19)	(15)	184.2%	26.7%
Income tax expense	38	36	15	5.6%	140.0%
Net income	$583	$644	$518	(9.5)%	24.3%
Loss and loss expense ratio	42.0%	40.5%	55.2%
Policy acquisition cost ratio	25.0%	20.3%	17.1%
Administrative expense ratio	5.3%	5.1%	5.2%
Combined ratio	72.3%	65.9%	77.5%

Net premiums written decreased in 2014 primarily due to the non-renewal of a $79 million workers' compensation treaty, partially offset by new business. Net premiums written decreased in 2013 due to a non-recurring LPT treaty written in 2012, increased property catastrophe cessions to a sidecar, Altair Re, and lower catastrophe reinstatement premiums. This decrease was substantially offset by strong renewal retention and new business written, primarily in our U.S. property and U.S. automobile lines of business.

Net premiums earned increased in 2014 primarily from the shorter earning period on certain of the new business written this year including two non-recurring short-term treaties. Net premiums earned decreased in 2013 due to a non-recurring LPT treaty written in 2012, which was fully earned when written and, to a lesser extent, the higher property catastrophe cessions noted above. This decrease was partially offset by higher net premiums earned in our U.S. property lines due to higher premiums written in 2013 and prior years.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Property and all other	$298	$253	$194	17.8%	30.4%
Casualty	475	433	507	9.7%	(14.6)%
Property catastrophe	253	290	301	(12.8)%	(3.7)%
Net premiums earned	$1,026	$976	$1,002	5.1%	(2.6)%

	2014 % of Total	2013 % of Total	2012 % of Total
Property and all other	29%	26%	19%
Casualty	46%	44%	51%
Property catastrophe	25%	30%	30%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2014	2013	2012
Loss and loss expense ratio, as reported	42.0%	40.5%	55.2%
Catastrophe losses and related reinstatement premiums	(3.2)%	(4.0)%	(11.1)%
Prior period development	6.7%	9.1%	6.3%
Loss and loss expense ratio, adjusted	45.5%	45.6%	50.4%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $34 million in 2014, compared with $41 million in 2013 and $116 million in 2012. Catastrophe losses in 2014 were related to severe storms in Japan, European hailstorms, and severe weather-related events in the U.S. Catastrophe losses in 2013 were primarily from flooding in Canada and Europe. Catastrophe losses in 2012 were primarily from Superstorm Sandy, Hurricane Isaac, and other North American weather-related events. Net favorable prior period development was $63 million in 2014, compared with $84 million in 2013 and $61 million in 2012 (2014, 2013 and 2012 are net of $10 million, $8 million, and $4 million, respectively, of unfavorable premium adjustments to loss sensitive treaties). Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased slightly in 2014 and decreased in 2013 primarily due to the LPT treaty written in 2012, which unfavorably impacted the 2012 ratio.

The policy acquisition cost ratio increased in 2014 primarily due to a change in the mix of business towards products written in the U.S. that have a higher acquisition cost ratio than in other regions and the impact of the non-renewal of a large workers' compensation treaty which incurred no acquisition costs. The policy acquisition cost ratio increased in 2013 due to a change in the mix of business towards products that have a higher acquisition cost ratio as well as the LPT treaty written in 2012, which did not generate acquisition costs.

The administrative expense ratio increased in 2014 as the prior year included the favorable impact of a $2 million expense adjustment that reduced the administrative expense ratio in 2013. Excluding this adjustment, the administrative expense ratio remained flat. The administrative expense ratio remained relatively flat in 2013.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums written	$2,012	$1,972	$1,979	2.0%	(0.4)%
Net premiums earned	1,962	1,905	1,916	3.0%	(0.6)%
Losses and loss expenses	589	582	611	1.2%	(4.7)%
Policy benefits	517	515	521	0.4%	(1.2)%
(Gains) losses from fair value changes in separate account assets(1)	(2)	(16)	(29)	(87.5)%	(44.8)%
Policy acquisition costs	478	358	334	33.5%	7.2%
Administrative expenses	285	343	328	(16.9)%	4.6%
Net investment income	268	251	251	6.8%	—
Life underwriting income	363	374	402	(2.9)%	(7.0)%
Net realized gains (losses)	(383)	360	(72)	NM	NM
Interest expense	11	15	12	(26.7)%	25.0%
Other (income) expense(1)	2	13	25	(84.6)%	(48.0)%
Income tax expense	46	34	58	35.3%	(41.4)%
Net income (loss)	$(79)	$672	$235	NM	186.0%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

				% Change
(in millions of U.S. dollars, except for percentages)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
A&H(1)	$1,000	$1,016	$1,011	(1.6)%	0.5%
Life insurance	750	672	654	11.6%	2.8%
Life reinsurance	262	284	314	(7.6)%	(9.6)%
Net premiums written (excludes deposits below)	$2,012	$1,972	$1,979	2.0%	(0.4)%

Deposits collected on universal life and investment contracts	$823	$684	$509	20.3%	34.4%
(1) Includes the North American supplemental A&H and life business of Combined Insurance

Life net premiums written increased two percent, or four percent on a constant-dollar basis in 2014. Life net premiums written decreased 0.4 percent, or increased 0.2 percent on a constant-dollar basis in 2013. A&H net premiums written remained flat in 2014 after adjusting for the $16 million unfavorable impact of foreign exchange. A&H net premiums written increased slightly in 2013 with improved new business production and a catch-up in premium registrations. Life insurance net premiums written increased in 2014 and 2013 primarily due to growth in our Asian markets. Life reinsurance net premiums written decreased in 2014 and 2013 because there is no new life reinsurance business currently being written.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of growth. The increase in life deposits collected in 2014 and 2013 is primarily due to growth in our Asian markets.

In 2014, we determined that certain A&H marketing-related costs were more appropriately classified as acquisition costs. This resulted in a $59 million increase to acquisition expenses and an offsetting decrease to administrative expenses in 2014.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported guaranteed living benefits (GLB) reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2014, realized losses of $213 million were associated with a net increase in the value of GLB liabilities; this increase was primarily due to lower interest rates and the unfavorable impact of discounting future claims for one less year, partially offset by a weakening yen and rising U.S. equity levels.

In the fourth quarter of 2014, we completed an updated in-depth review of actual policyholder lapse and annuitization behavior by treaty for our variable annuity reinsurance business.  As a result of our review, we made several refinements to our lapse assumptions, the most significant of which was an increase in lapses for most large, in-the-money, guaranteed minimum income benefits (GMIB) policies beyond the surrender charge period. The increase in lapse assumptions decreased the fair value of GLB liabilities and generated a realized gain of $31 million. Because of a greater degree of reported experience related to behavior in years subsequent to the first year of annuitization eligibility, we also made several adjustments to our annuitization assumptions, which generally lowered the annuitization rate for most clients, while raising it for two clients. The change in annuitization assumptions decreased the fair value of GLB liabilities and generated a realized gain of $39 million. We will continue to monitor actual policyholder behavior against our assumptions and make adjustments as appropriate. Also, during the fourth quarter of 2014, we increased the granularity of policy groupings used in our valuation model. This refinement increased the fair value of GLB liabilities and generated a realized loss of $78 million.

During 2013, realized gains of $929 million were associated with a net decrease in the value of GLB liabilities; this decrease was primarily due to rising equity levels, higher interest rates, and a weakening yen, partially offset by a net unfavorable impact of changes in lapse and annuitization assumptions and the unfavorable impact of discounting future claims for one less year.

During 2012, realized gains of $203 million were associated with a net decrease in the value of GLB liabilities; this decrease was primarily due to rising equity levels and a weakening yen, partially offset by an increased value of GLB liabilities due to falling interest rates and the unfavorable impact of discounting future claims for one less year.

In addition, we experienced realized losses of $168 million, $579 million, and $297 million in 2014, 2013, and 2012, respectively, due to a decrease in the value of derivative instruments, which decrease in value when the S&P 500 index increases.

______________________________________________________________________________________________________________________
Net Investment Income

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Fixed maturities	$2,199	$2,093	$2,134
Short-term investments	45	29	28
Equity securities	33	37	34
Other	94	105	104
Gross investment income	2,371	2,264	2,300
Investment expenses	(119)	(120)	(119)
Net investment income	$2,252	$2,144	$2,181

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 5.1 percent in 2014 compared with 2013 primarily due to a higher overall invested asset base and call activity in our corporate bond portfolio, partially offset by the negative impact of foreign exchange. Net investment income decreased 1.7 percent in 2013 compared with 2012 primarily due to lower reinvestment rates in our fixed income portfolio, offset by a higher overall invested asset base.

The investment portfolio’s average market yield on fixed maturities was 2.8 percent, 3.0 percent, and 2.3 percent at December 31, 2014, 2013, and 2012, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.9 percent yield on short-term investments for the year ended December 31, 2014 reflects the global nature of our insurance operations. For example, yields on short-term investments in Brazil, Indonesia, Ecuador, and Malaysia range from 3.3 percent to 11.8 percent.

The 4.9 percent yield on our equity securities portfolio for the year ended December 31, 2014 is high relative to the yield on the S&P 500 Index because of dividends on preferred equity securities and because we classified our strategic emerging debt portfolio, which is a mutual fund, as equity. During the third quarter of 2014, however, we elected to exchange our interest in the strategic emerging debt portfolio for direct ownership of certain of the underlying fixed maturities, and the remainder in cash. In 2014, the strategic emerging debt portfolio, prior to the election to exchange our interest, and the preferred equity securities represented 64 percent of the gross equity securities investment income.

The following table shows the return on average invested assets:

	Years Ended December 31
(in millions of U.S. dollars, except for percentages)	2014	2013	2012
Average invested assets	$60,382	$58,574	$55,655
Net investment income	$2,252	$2,144	$2,181
Return on average invested assets	3.7%	3.7%	3.9%

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

The following table presents our pre-tax net realized and unrealized gains (losses) on investments:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(in millions of U.S. dollars)	Net Realized Gains (Losses)(1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)(1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$23	$732	$755	$90	$(1,880)	$(1,790)
Fixed income derivatives	(107)	—	(107)	78	—	78
Total fixed maturities	(84)	732	648	168	(1,880)	(1,712)
Public equity	(47)	77	30	15	(41)	(26)
Private equity	(3)	42	39	(2)	51	49
Other	2	(7)	(5)	(3)	3	—
Subtotal	(132)	844	712	178	(1,867)	(1,689)
Derivatives
Fair value adjustment on insurance derivatives	(217)	—	(217)	878	—	878
S&P put option and futures	(168)	—	(168)	(579)	—	(579)
Other derivatives	50	—	50	(2)	—	(2)
Subtotal derivatives	(335)	—	(335)	297	—	297
Foreign exchange gains (losses)	(40)	—	(40)	29	—	29
Total gains (losses)	$(507)	$844	$337	$504	$(1,867)	$(1,363)

(1)
For the year ended December 31, 2014, other-than-temporary impairments include $57 million for fixed maturities, $3 million for private equity, and $8 million for public equity. For the year ended December 31, 2013, other-than-temporary impairments include $18 million for fixed maturities, $2 million for private equity, and $2 million for public equity.

At December 31, 2014, our investment portfolios held by U.S. legal entities included approximately $37 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $13 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

______________________________________________________________________________________________________________________
Other Income and Expense Items

Other (income) expense was $(82) million in 2014 compared with $15 million and $(6) million in 2013 and 2012, respectively. Refer to Note 14 to the Consolidated Financial Statements for the components of Other (income) expense.

_____________________________________________________________________________________________________________________
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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years at both December 31, 2014 and 2013. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.4 billion at December 31, 2014.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2014		December 31, 2013
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$49,395	$47,826	$49,254	$48,406
Fixed maturities held to maturity	7,589	7,331	6,263	6,098
Short-term investments	2,322	2,322	1,763	1,763
	59,306	57,479	57,280	56,267
Equity securities	510	440	837	841
Other investments	3,346	2,999	2,976	2,671
Total investments	$63,162	$60,918	$61,093	$59,779

The fair value of our total investments increased $2.1 billion during the year ended December 31, 2014, primarily due to the investing of operating cash flows and unrealized appreciation, partially offset by share repurchases, and the impact of unfavorable foreign exchange.

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

The following tables present the market value of our fixed maturities and short-term investments at December 31, 2014 and 2013. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2014		December 31, 2013
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,448	4%	$2,327	4%
Agency	1,222	2%	1,454	3%
Corporate and asset-backed securities	19,854	34%	19,475	34%
Mortgage-backed securities	12,325	21%	12,273	21%
Municipal	4,930	8%	4,500	8%
Non-U.S.	16,205	27%	15,488	27%
Short-term investments	2,322	4%	1,763	3%
Total	$59,306	100%	$57,280	100%
AAA	$8,943	15%	$8,677	15%
AA	21,589	36%	21,520	38%
A	11,625	20%	11,168	19%
BBB	8,690	15%	7,193	12%
BB	4,372	7%	4,418	8%
B	3,916	7%	3,940	7%
Other	171	—%	364	1%
Total	$59,306	100%	$57,280	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at December 31, 2014:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$447
General Electric Co	419
Goldman Sachs Group Inc	347
Wells Fargo & Co	270
HSBC Holdings Plc	265
Verizon Communications Inc	233
Bank of America Corp	231
Morgan Stanley	217
AT&T Inc	216
Citigroup Inc	206

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
December 31, 2014 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,216	$—	$—	$—	$10,216	$9,911
Non-agency RMBS	35	5	18	12	15	85	83
Commercial mortgage-backed	1,995	14	12	3	—	2,024	2,000
Total mortgage-backed securities	$2,030	$10,235	$30	$15	$15	$12,325	$11,994

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

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,119	$1,090
Republic of Korea	790	705
Federative Republic of Brazil	660	663
United Mexican States	509	505
Canada	483	471
Kingdom of Thailand	407	389
Province of Ontario	373	358
Province of Quebec	263	251
Japan	243	242
Germany	200	188
Other Non-U.S. Government Securities (1)	2,788	2,659
Total	$7,835	$7,521

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2014:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,621	$1,541
Canada	1,047	1,018
United States	566	550
Australia	542	526
Netherlands	518	495
France	508	486
Germany	420	395
Switzerland	291	279
Euro Supranational	257	246
China	247	240
Other Non-U.S. Corporate Securities	2,353	2,322
Total	$8,370	$8,098

The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2014, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $96 million.

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

______________________________________________________________________________________________________________________
Reinsurance Recoverable on Ceded Reinsurance

(in millions of U.S. dollars)	December 31 2014	December 31 2013
Reinsurance recoverable on unpaid losses and loss expenses (1)	$11,307	$10,612
Reinsurance recoverable on paid losses and loss expenses (1)	685	615
Net reinsurance recoverable on losses and loss expenses	$11,992	$11,227
Reinsurance recoverable on policy benefits	$217	$218

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.4 billion and $2.3 billion of collateral at December 31, 2014 and 2013, respectively. The increase in net reinsurance recoverable on loss and loss expenses was primarily due to the acquisition of Itaú Seguros, which added $1.1 billion, partially offset by unfavorable foreign exchange.

______________________________________________________________________________________________________________________
Asbestos and Environmental (A&E)

Asbestos and environmental (A&E) reserving considerations
For asbestos, ACE faces claims relating to policies issued to manufacturers, distributors, installers, and other parties in the chain of commerce for asbestos and products containing asbestos. Claims can be filed by individual claimants or groups of claimants with the potential for hundreds of individual claimants at one time. Claimants will generally allege damages across an extended time period which may coincide with multiple policies covering a wide range of time periods for a single insured.

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party at multiple sites.

The following table presents count information for asbestos claims by causative agent and environmental claims by site, for direct policies only:

	Asbestos (by causative agent)		Environmental (by site)
	2014	2013	2014	2013
Open at beginning of year	1,107	1,058	3,339	3,390
Newly reported	64	69	201	138
Closed or otherwise disposed	44	20	422	189
Open at end of year	1,127	1,107	3,118	3,339

Closed or otherwise disposed environmental sites were higher in 2014 primarily due to several settlements and a continuous review of pending cases completed in prior years.

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio). The 3 year survival ratios for gross and net Asbestos loss and ALAE reserves were 3.9 years and 4.4 years, respectively. The 3 year survival ratios for gross and net Environmental loss and ALAE reserves were 2.0 years and 1.8 years, respectively. The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy.

_____________________________________________________________________________________________________________________
Catastrophe Management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at December 31, 2014 and 2013. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $1,757 million (or 5.9 percent of our total shareholders’ equity at December 31, 2014). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.1 percent.

	U.S. Hurricane				California Earthquake
	December 31			December 31	December 31			December 31
	2014			2013	2014			2013
Modeled Annual Aggregate Net PML	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
(in millions of U.S. dollars, except for percentages)
1-in-100	$1,757	5.9%	1.1%	$2,235	$797	2.7%	2.0%	$722
1-in-250	$2,383	8.1%	1.1%	$2,959	$1,046	3.5%	1.7%	$931

The above modeled loss information at December 31, 2014 reflects our in-force portfolio at October 1, 2014 and reinsurance program at January 1, 2015.  The modeling estimates at December 31, 2013 reflected our reinsurance program at January 1, 2014, which excluded Named Storm coverage in North America for the time period generally considered outside U.S. Hurricane season.  While this exclusion carried nominal risk, it impacted the point in time PML estimate in the prior year as the point in time estimate does not take into account the seasonality of hurricanes.  We had defined "Named Storm" as a storm or storm system that has been declared by the National Hurricane Center (NHC) to be a tropical cyclone, tropical storm or a hurricane and includes wind, gusts, hail, rain, tornadoes or cyclones related to such storm.  ACE established a new Global Property Catastrophe Program for our North American and International operations that provided global natural catastrophe and terrorism coverage that was effective as of July 1, 2014.  Refer to "Natural catastrophe property reinsurance program" for additional information.  As a result of the new reinsurance program, the modeled PML for U.S. hurricane at December 31, 2014 is lower compared to December 31, 2013.

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

______________________________________________________________________________________________________________________
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

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $500 million	Losses retained by ACE	(a)
United States (excluding Alaska and Hawaii)	$500 million – $1.0 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.275 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(c)
International (including Alaska and Hawaii)	$0 million – $150 million	Losses retained by ACE	(a)
International (including Alaska and Hawaii)	$150 million – $650 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
Alaska, Hawaii, and Canada	$650 million – $925 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(c)

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

______________________________________________________________________________________________________________________
Political Risk, Trade Credit, and Structured Trade Credit

Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in developing markets. We participate in this market through our wholly-owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based AGM operation. Sovereign is one of the world's leading underwriters of political risk insurance and has a global portfolio spread across more than 100 countries. Its clients include financial institutions, national export credit agencies, leading multilateral agencies, and multinational corporations. AGM writes political risk, trade credit, and structured trade credit business out of underwriting offices in London, England; Hamburg, Germany; Sao Paulo, Brazil; Singapore; and in the U.S. in the following locations: New York, New York; Los Angeles; California; and Washington, D.C.

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

______________________________________________________________________________________________________________________
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

_____________________________________________________________________________________________________________________
Liquidity
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements. As a holding company, ACE Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, ACE Limited's cash flows depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from ACE's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends, to service debt, and to purchase investments.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. Should the need arise, we generally have access to capital markets and available credit facilities. Refer to “Credit Facilities” below for additional information. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at December 31, 2014. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility.

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. All things being equal, in a low interest rate environment, the overall duration of our fixed maturities tends to be shorter and in a high interest rate environment, such duration tends to be longer. At December 31, 2014, the average duration of our fixed maturities (4.0 years) is less than the average expected duration of our insurance liabilities (4.8 years). The increase in duration of our insurance liabilities (4.8 years in 2014 and 4.5 years in 2013) is principally due to decreases in interest rates in 2014.

Despite our safeguards, if paid losses accelerate beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time, large uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems, or decreases in the value of collateral supporting reinsurance recoverables) or increases in collateral postings under our variable annuity reinsurance business. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the ACE Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investments, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2014, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. ACE Limited received dividends of $300 million and $825 million from its Bermuda subsidiaries in 2014 and 2013, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd's. ACE Limited received no dividends from AGM in 2014 and 2013.

The U.S. insurance subsidiaries of ACE INA Holdings Inc. (ACE INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). ACE INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from ACE INA in 2014 and 2013. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA's insurance subsidiaries to ACE INA as well as other group resources. ACE INA received $401 million of dividends from its subsidiaries, of which $374 million was paid in cash, in 2014 and no dividends in 2013. At December 31, 2014, the amount of dividends available to be paid to ACE INA in 2015 from its subsidiaries without prior approval of insurance regulatory authorities totals $1.1 billion.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2014, 2013, and 2012.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Operating cash flows were $4.5 billion in 2014, compared with $4.0 billion in both 2013 and 2012. Operating cash flows increased in 2014 compared with 2013, primarily due to higher net premiums collected of $1.0 billion, partially offset by higher net losses paid of $406 million. Operating cash flows in 2013 were comparable to 2012, as higher net premiums collected of $276 million and lower income taxes paid of $220 million were offset by higher net losses paid of $287 million and higher expenses paid of $136 million.

Cash used for investing was $2.5 billion in 2014, compared with $4.4 billion and $3.4 billion in 2013 and 2012, respectively. Cash used for investing in 2014 was lower compared to 2013 primarily due to lower net purchases of fixed maturities. Cash used for investing in 2013 was higher compared to 2012 primarily due to the acquisitions of ABA Seguros and Fianzas Monterrey of $977 million, compared to acquisitions in 2012 of $98 million.

Cash used for financing was $1.8 billion in 2014, compared with cash flows from financing of $391 million in 2013, and cash used for financing of $550 million in 2012. Cash used for financing in 2014 included $1.4 billion of share repurchases and $862 million of dividends paid on Common Shares. Cash flows from financing in 2013 included $947 million of proceeds from the issuance of long-term debt, partially offset by dividends paid on Common Shares of $517 million.  Cash used for financing in 2012 primarily related to dividends paid on Common Shares of $815 million.  Dividends paid on Common Shares were higher in 2014 compared to 2013 due to a $0.12 per share increase in our quarterly dividend approved by our shareholders in January 2014 and an additional three percent increase approved by our shareholders at our May 2014 annual general meeting.  Dividends paid on Common Shares in 2013 were lower compared to 2012 due to the accelerated payment of the fourth quarter 2012 dividend in December 2012, which would normally have been paid in the first quarter 2013.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At December 31, 2014, there were $1.4 billion in repurchase agreements outstanding.

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

_____________________________________________________________________________________________________________________
Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2014	2013
Short-term debt	$2,552	$1,901
Long-term debt	3,357	3,807
Total debt	5,909	5,708
Trust preferred securities	309	309
Total shareholders’ equity	29,587	28,825
Total capitalization	$35,805	$34,842
Ratio of debt to total capitalization	16.5%	16.4%
Ratio of debt plus trust preferred securities to total capitalization	17.4%	17.3%

In 2014, we reclassified $450 million of 5.6 percent senior notes due May 2015 and $700 million of 2.6 percent senior notes due November 2015, from Long-term debt to Short-term debt in the consolidated balance sheet. In May 2014, we issued $700 million of 3.35 percent senior notes due May 2024. The proceeds from the debt issuance are expected to be used to repay at maturity the $700 million of 2.6 percent senior notes due November 2015. In June 2014, ACE INA's $500 million of 5.875 percent senior notes matured and were fully paid. For discussion of our debt outstanding, refer to Note 9 to the Consolidated Financial Statements.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited SEC shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2017.

As part of our capital management program, in November 2013, our Board of Directors (Board) authorized the repurchase of up to $2.0 billion of ACE’s Common Shares through December 31, 2014, replacing prior Board authorizations. We repurchased $1,449 million, $290 million, and $7 million of Common Shares in a series of open market transactions in 2014, 2013, and 2012, respectively. As of December 31, 2014, there were 14,172,726 Common Shares in treasury with a weighted average cost of $102.17 per share.

In November 2014, our Board authorized the repurchase of $1.5 billion of ACE's Common Shares through December 31, 2015, replacing the November 2013 authorization when it expired on December 31, 2014. For the period January 1, 2015 through February 26, 2015, we repurchased 1,877,463 Common Shares for a total of $211 million in a series of open market transactions. At February 26, 2015, $1.3 billion in share repurchase authorization remained through December 31, 2015.

Common Shares
Our Common Shares had a par value of CHF 24.77 each at December 31, 2014.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Following ACE's redomestication to Switzerland, dividends have generally been distributed by way of a par value reduction (under the methods approved by our shareholders at our annual general meetings).

Our annual dividend is payable in four quarterly installments. At the January 10, 2014 extraordinary general meeting, our shareholders approved a resolution to increase our quarterly dividend 24 percent from $0.51 per share to $0.63 per share for the payments made on January 31, 2014 and April 17, 2014, with the $0.12 per share increase for each installment distributed from capital contribution reserves (and the $0.51 per share distributed by way of par value reduction). At our May 2014 annual general meeting, our shareholders approved an annual dividend for the following year of $2.60 per share, payable in four quarterly installments of $0.65 per share after the annual general meeting in the form of a distribution by way of a par value reduction. Refer to Note 11 to the Consolidated Financial Statements for additional information on our dividends.

Dividend distributions on Common Shares amounted to CHF 2.47 ($2.70) per share for the year ended December 31, 2014 (including par value reductions of CHF 2.27 per share).

______________________________________________________________________________________________________________________
Contractual Obligations and Commitments

The following table presents our future payments due by period under contractual obligations at December 31, 2014:

	Payments Due By Period
			2016	2018
(in millions of U.S. dollars)	Total	2015	and 2017	and 2019	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities(1)	$1,027	$16	$48	$44	$919
Purchase obligations(2)	379	167	202	8	2
Limited partnerships – funding commitments(3)	1,010	483	398	110	19
Operating leases	474	108	171	100	95
Short-term debt	2,552	2,552	—	—	—
Long-term debt	3,361	—	502	802	2,057
Trust preferred securities	309	—	—	—	309
Interest on debt obligations	2,221	221	367	284	1,349
Total obligations in which payment amounts are determinable from the respective contracts	11,333	3,547	1,688	1,348	4,750
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	38,368	9,492	10,103	5,551	13,222
Estimated payments for future policy benefits	19,573	773	1,697	1,471	15,632
Total contractual obligations and commitments	$69,274	$13,812	$13,488	$8,370	$33,604

(1)	Refer to Note 1 k) to the Consolidated Financial Statements.

(2)	Primarily comprises audit fees and agreements with vendors to purchase system software administration and maintenance services.

(3)	The timing of the payments of these commitments is uncertain and will differ from the estimated timing in the table.

The above table excludes the following items:

•
Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•
Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $23 million at December 31, 2014. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the consolidated statements of operations. At December 31, 2014, we had $9 million in liabilities for income tax-related interest and penalties in our consolidated balance sheets. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts (i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2014, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. The liability for unpaid losses and loss expenses presented in our balance sheet is discounted for certain structured settlements for which the timing and amount of future claim payments are reliably determinable and certain reserves for unsettled claims that are discounted in statutory filings. Accordingly, the estimated amounts in the table exceed the liability for Unpaid losses and loss expenses presented in our balance sheet. Refer to Note 1 h) to the Consolidated Financial Statements for additional information.

Estimated payments for future policy benefits
We establish reserves for future policy benefits for life, long-term health, and annuity contracts.  The amounts in the table are gross of fees or premiums due from the underlying contracts.  The liability for future policy benefits for life, long-term health, and annuity contracts presented in our balance sheet is discounted and reflected net of fees or premiums due from the underlying contracts.  Accordingly, the estimated amounts in the table exceed the liability for future policy benefits presented in our balance sheet.  Payment amounts related to these reserves must be estimated and are not determinable from the contract.  Due to the uncertainty with respect to the timing and amount of these payments, actual results could materially differ from the estimates in the table.

______________________________________________________________________________________________________________________
Credit Facilities

As our Bermuda subsidiaries are non-admitted insurers and reinsurers in the U.S., the terms of certain U.S. insurance and reinsurance contracts require them to provide collateral, which can be in the form of letters of credit (LOCs). LOCs may also be used for general corporate purposes.

We have a $1 billion unsecured operational LOC facility guaranteed by ACE Limited (adjustable to $1.5 billion upon consent of the issuers) expiring in November 2017. We are allowed to use up to $300 million of this LOC facility as an unsecured revolving credit facility. At December 31, 2014, outstanding LOCs issued under this facility were $479 million.

We did not renew our $500 million bilateral LOC facility that expired in June 2014. We also did not renew our $425 million series of four bilateral uncollateralized LOC facilities supporting AGM underwriting capacity for Lloyd's Syndicate 2488. We elected instead to satisfy our collateral obligations primarily by pledging additional fixed income securities from our investment portfolio into existing insurance trusts.

It is anticipated that our $1 billion unsecured operational LOC facility will be renewed on expiry but such renewal is subject to the availability of credit from banks utilized by ACE. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of LOCs required is driven by, among other things, statutory liabilities reported by variable annuity guarantee reinsurance clients, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facility noted above requires that we maintain certain covenants, all of which have been met at December 31, 2014. These covenants include:

(i)
Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $20.2 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

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

At December 31, 2014, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $20.9 billion and our actual consolidated net worth as calculated under that covenant was $27.7 billion and (b) our ratio of debt to total capitalization was 0.165 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

Our failure to comply with the covenants under any credit facility would, subject to grace periods in the case of certain covenants, result in an event of default. This could require us to repay any outstanding borrowings or to cash collateralize LOCs under such facility. Our failure to repay material financial obligations, as well as our failure with respect to certain other events expressly identified, would result in an event of default under the facility.

______________________________________________________________________________________________________________________
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

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of ACE fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2014, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2014 and 2013, our notional exposure to derivative instruments was $7.4 billion and $8.2 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2014. Our policies to address these risks in 2014 were not materially different from 2013. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2014 and 2013, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2014	2013
Fair value of fixed income portfolio	$59.3	$57.3
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$2.4	$2.3
As a percentage of total fixed income portfolio at fair value	4.0%	4.0%

Changes in interest rates will have an immediate effect on Comprehensive income and Shareholders' equity but will not ordinarily have an immediate effect on Net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to available prepayment options. For these reasons, actual results could differ from those reflected in the tables.

Although our debt and trust preferred securities (collectively referred to as debt obligations) are reported at amortized cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, albeit there would be no impact on our consolidated financial statements.

The following table presents the impact at December 31, 2014 and 2013, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2014	2013
Fair value of debt obligations	$6,723	$6,439
Impact of 100 bps decrease in interest rates:
In dollars	$362	$282
As a percentage of total debt obligations at fair value	5.4%	4.4%

Foreign currency management
As a global company, ACE entities transact business in multiple currencies. Our policy is to match assets, liabilities and required capital in the local currency. We do not hedge our currency exposure to foreign currency net asset positions. We do consider hedging for planned cross border transactions.

The following table summarizes the net assets in non-U.S. currencies at December 31, 2014 and 2013:

		2014		2013	2014 vs. 2013 % change in exchange rate per USD
	Value of	Exchange rate	Value of	Exchange rate
(in millions of U.S. dollars, except for percentages)	Net Assets	per USD	Net Assets	per USD
British pound sterling (GBP)	$1,274	1.5577	$1,227	1.6557	(5.9)%
Brazilian real (BRL)	918	0.3763	264	0.4234	(11.1)%
Mexican peso (MXN)	822	0.0678	989	0.0767	(11.6)%
Euro (EUR)	704	1.2098	1,036	1.3743	(12.0)%
Canadian dollar (CAD)	580	0.8605	608	0.9414	(8.6)%
Korean won (KRW)	559	0.0917	435	0.0953	(3.8)%
Australian dollar (AUD)	509	0.8175	612	0.8918	(8.3)%
Japanese yen (JPY)	476	0.0084	431	0.0095	(12.1)%
Other foreign currencies	1,635	various	1,341	various
Value of net assets denominated in foreign currencies	$7,477		$6,943
As a percentage of total net assets	25.3%		24.1%
Pre-tax impact on shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$677		$628

Reinsurance of GMDB and GLB guarantees
ACE views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

Net income is directly impacted by changes in benefit reserves calculated in connection with reinsurance of variable annuity guarantees, primarily GMDB and GLB. In addition, net income is directly impacted by changes in the fair value of the GLB liability (FVL), which is classified as a derivative for accounting purposes. The FVL established for a GLB reinsurance contract represents the difference between the fair value of the contract and the benefit reserves. Benefit reserves and FVL calculations are directly affected by market factors, including equity levels, interest rate levels, credit risk, and implied volatilities, as well as policyholder behaviors, such as annuitization and lapse rates.

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at December 31, 2014 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at December 31, 2014.

•	Equity shocks impact all global equity markets equally

•
Our liabilities are sensitive to global equity markets in the following proportions: 70 percent—80 percent U.S. equity, 10 percent—20 percent international equity ex-Japan, up to 10 percent Japan equity.

•	Our current hedge portfolio is sensitive to global equity markets in the following proportions: 100 percent U.S. equity.

•	We would suggest using the S&P 500 index as a proxy for U.S. equity, the MSCI EAFE index as a proxy for international equity, and the TOPIX as a proxy for Japan equity.

•	Interest rate shocks assume a parallel shift in the U.S. yield curve

•
Our liabilities are also sensitive to global interest rates at various points on the yield curve, mainly the U.S. Treasury curve in the following proportions: up to 10 percent short-term rates (maturing in less than 5 years), 20 percent—30 percent medium-term rates (maturing between 5 years and 10 years, inclusive), and 70 percent—80 percent long-term rates (maturing beyond 10 years).

•
A change in AA-rated credit spreads (AA-rated credit spreads are a proxy for both our own credit spreads and the credit spreads of the ceding insurers) impacts the rate used to discount cash flows in the fair value model.

•
The sensitivities are not directly additive because changes in one factor will affect the sensitivity to changes in other factors. The sensitivities do not scale linearly and may be proportionally greater for larger movements in the market factors. The sensitivities may also vary due to foreign exchange rate fluctuations. The calculation of the FVL is based on internal models that include assumptions regarding future policyholder behavior, including lapse, annuitization, and asset allocation. These assumptions impact both the absolute level of the FVL as well as the sensitivities to changes in market factors shown below. Actual sensitivity of our net income may differ from those disclosed in the tables below due to differences between short-term market movements and management judgment regarding the long-term assumptions implicit in our benefit ratios. Furthermore, the sensitivities below could vary by multiples of the sensitivities in the tables below.

• In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since most policies are not eligible to annuitize until 2015 or later). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the first quarter 2015 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$386	$261	$57	$(222)	$(574)	$(1,012)
	Increase/(decrease) in hedge value	(139)	—	140	282	428	581
	Increase/(decrease) in net income	$247	$261	$197	$60	$(146)	$(431)
Flat	(Increase)/decrease in Gross FVL	$197	$—	$(263)	$(599)	$(1,017)	$(1,508)
	Increase/(decrease) in hedge value	(139)	—	140	283	429	582
	Increase/(decrease) in net income	$58	$—	$(123)	$(316)	$(588)	$(926)
-100 bps	(Increase)/decrease in Gross FVL	$(112)	$(354)	$(672)	$(1,073)	$(1,543)	$(2,080)
	Increase/(decrease) in hedge value	(139)	—	140	283	429	583
	Increase/(decrease) in net income	$(251)	$(354)	$(532)	$(790)	$(1,114)	$(1,497)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$61	$(69)	$(1)	$—	$(20)	$18
	Increase/(decrease) in hedge value	—	—	—	—	1	—
	Increase/(decrease) in net income	$61	$(69)	$(1)	$—	$(19)	$18

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$23	$12	$(12)	$(24)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$23	$12	$(12)	$(24)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$212	$117	$(146)	$(314)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$212	$117	$(146)	$(314)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(279)	$(154)	$183	$351
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(279)	$(154)	$183	$351

Variable Annuity Net Amount at Risk

All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2014 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$365	$418	$932	$1,525	$1,540	$1,313
Claims at 100% immediate mortality	230	245	268	267	247	226

The treaty claim limits function as a ceiling on the net amount at risk as equity markets fall. In addition, if all of the policyholders were to die immediately the claims payable declines as equity markets fall due to the specific nature of these claim limits, many of which are annual claim limits calculated as a percentage of the reinsured account value. There is also some impact due to a small portion of the GMDB reinsurance under which claims are positively correlated to equity markets (claims decrease as equity markets fall).

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$226	$440	$987	$1,908	$2,655	$2,933
The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$53	$76	$111	$144	$170	$190
GLB net amount at risk	126	235	483	1,051	1,602	2,057
Claims at 100% immediate mortality	19	19	215	406	565	715
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2014. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with the SEC's published guidance, the disclosure controls and procedures of the large corporate account P&C business of Itaú Seguros, S.A. (Itaú Seguros), which was acquired on October 31, 2014, was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. As of and for the year ended December 31, 2014, Itaú Seguros' assets represented approximately three percent of consolidated assets, revenues represented less than one percent of consolidated revenues, and net income represented less than one percent of consolidated net income.

There has been no change in ACE’s internal controls over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting. ACE's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on page F-4.

ITEM 9B. Other Information
None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
Information pertaining to this item is incorporated by reference to the sections entitled “Election of Directors”, “Corporate Governance - Director Nomination Process and Annual Board Skills Review”, “Corporate Governance - Director Independence and Other Information”, and “Corporate Governance - Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2014?” of the definitive proxy statement for the 2015 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I Item 1. of the Annual Report on Form 10-K.

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

ITEM 11. Executive Compensation
This item is incorporated by reference to the section entitled “Executive Compensation” of the definitive proxy statement for the 2015 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	9,623,986	$69.06	8,943,524

(1) These totals include securities available for future issuance under the following plans:
(i) ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP). A total of 38,600,000 Common Shares of ACE are authorized to be issued pursuant to awards made as options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units. The maximum number of shares that may be delivered to participants and their beneficiaries under the 2004 LTIP shall be equal to the sum of: (i) 38,600,000 shares; and (ii) any shares that are represented by awards granted under the ACE Limited 1995 Long-Term Incentive Plan, the ACE Limited 1995 Outside Directors Plan, the ACE Limited 1998 Long-Term Incentive Plan, and the ACE Limited 1999 Replacement Long-Term Incentive Plan (the Prior Plans) that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP of February 25, 2004, without delivery of shares or which result in the forfeiture of the shares back to ACE to the extent that such shares would have been added back to the reserve under the terms of the applicable Prior Plan. As of December 31, 2014, a total of 9,623,986 option awards are outstanding and 7,811,839 shares remain available for future issuance under this plan.
(ii) Employee Stock Purchase Plan. A total of 4,500,000 shares are authorized for purchase at a discount. As of December 31, 2014, 1,131,685 shares remain available for future issuance under this plan.

Additional information is incorporated by reference to the section entitled “Information About our Share Ownership” of the definitive proxy statement for the 2015 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence
This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance - What Related Person Transactions Do We Have?”, and “Corporate Governance - Director Independence and Other Information” of the definitive proxy statement for the 2015 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services
This item is incorporated by reference to the section entitled “Election of Auditors - Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of United States securities law reporting for the year ending December 31, 2015” of the definitive proxy statement for the 2015 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to ACE, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	December 17, 2014

3.2	Organizational Regulations of the Company as amended	8-K	3.1	November 21, 2014

4.1	Articles of Association of the Company, as amended and restated	8-K	4	December 17, 2014

4.2	Organizational Regulations of the Company as amended	8-K	4.1	November 21, 2014

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.12	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.13	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.14	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.15	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

10.1*	Form of Indemnification Agreement between the Company and individuals who became directors of the Company after the Company's redomestication to Switzerland	10-Q	10.1	August 6, 2010

10.2*	Second Amended and Restated Indemnification Agreement in the form executed between the Company and directors (except for Olivier Steimer) and/or officers	10-Q	10.1	August 7, 2007

10.3*	Indemnification agreement between the Company and Olivier Steimer, dated November 20, 2008	10-K	10.2	February 27, 2009

10.4	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.5*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.6*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.7*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004

10.8*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.9*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.10*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

10.11*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.12*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.13*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.14*	Description of Directors Compensation	10-Q	10.1	May 2, 2014

10.15*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.16*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.17*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.18*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.19*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.20*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.21*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.22*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.23*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)	10-Q	10.6	October 30, 2013

10.24*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

10.25*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.26*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.27*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.28*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.29*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.30*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000

10.31*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

10.32*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.33*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.34*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.35*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.36*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.37*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.38*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.39*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998

10.40*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009

10.41*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.42*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.43*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.44*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.45*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.46*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	October 30, 2013

10.47*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.56	February 28, 2014

10.48*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.49*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.50*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.51*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

10.52*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.53*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.54*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.55*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.56*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

10.57*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.58*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.67	February 28, 2014

10.59*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.68	February 28, 2014

10.60*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.61*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.62*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.63*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.64*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

10.65*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

10.66*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-K	10.72	February 24, 2012

10.67*	Separation and Release Agreement between the Company and Robert Cusumano, dated July 24, 2013	10-Q	10.8	October 30, 2013

10.68*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management				X

10.69*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.70*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management				X

10.71*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management				X

10.72*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management				X

12.1	Ratio of earnings to fixed charges				X

18.1	Preferability Letter of Independent Registered Public Accounting Firm	10-Q	18.1	October 29, 2014

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101
The following financial information from ACE Limited's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i)  Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013, and 2012; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and (v) Notes to the Consolidated Financial Statements
X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE LIMITED

By:	/s/ Philip V. Bancroft
Philip V. Bancroft Chief Financial Officer

February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, President, Chief Executive Officer, and Director	February 27, 2015
Evan G. Greenberg

/s/ Philip V. Bancroft	Chief Financial Officer	February 27, 2015
Philip V. Bancroft	(Principal Financial Officer)

/s/ Paul B. Medini	Chief Accounting Officer	February 27, 2015
Paul B. Medini	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 27, 2015
Michael G. Atieh

/s/ Mary A. Cirillo	Director	February 27, 2015
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 27, 2015
Michael P. Connors

/s/ John A. Edwardson	Director	February 27, 2015
John A. Edwardson

/s/ Robert M. Hernandez	Director	February 27, 2015
Robert M. Hernandez

/s/ Peter Menikoff	Director	February 27, 2015
Peter Menikoff

Signature	Title	Date

/s/ Leo F. Mullin	Director	February 27, 2015
Leo F. Mullin

/s/ Kimberly A. Ross	Director	February 27, 2015
Kimberly A. Ross

/s/ Robert W. Scully	Director	February 27, 2015
Robert W. Scully

/s/ Eugene B. Shanks, Jr.	Director	February 27, 2015
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 27, 2015
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 27, 2015
David H. Sidwell

/s/ Olivier Steimer	Director	February 27, 2015
Olivier Steimer

ACE LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

As of December 31, 2014, management has evaluated the effectiveness of ACE's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, we have concluded that ACE's internal control over financial reporting was effective as of December 31, 2014.

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, we have excluded the acquisition of the large corporate account P&C business of Itaú Seguros, S.A. (Itaú Seguros) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). The acquisition was completed on October 31, 2014.  As of and for the year ended December 31, 2014, Itaú Seguros' assets represented approximately three percent of consolidated assets, revenues represented less than one percent of consolidated revenues, and net income represented less than one percent of consolidated net income. See Note 2 for further discussion of this acquisition and its impact on ACE’s consolidated financial statements.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of ACE included in this Annual Report, has issued a report on the effectiveness of ACE's internal controls over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of ACE's internal control over financial reporting as of December 31, 2014, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman, President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ACE Limited:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of ACE Limited and its subsidiaries (the "Company") at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Internal Control Over Financial Reporting, appearing in Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the large corporate account P&C business of Itaú Seguros, S.A. (Itaú Seguros) from its assessment of internal control over financial reporting as of December 31, 2014 because Itaú Seguros was acquired by the Company on October 31, 2014. We have also excluded Itaú Seguros from our audit of internal control over financial reporting. Itaú Seguros is a wholly-owned subsidiary whose total assets, revenues, and net income were excluded from management's assessment and our audit and represented approximately three percent, less than one percent, and less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2015

CONSOLIDATED BALANCE SHEETS
ACE Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2014	2013
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $47,826 and $48,406)	$49,395	$49,254
(includes hybrid financial instruments of $274 and $302)
Fixed maturities held to maturity, at amortized cost (fair value – $7,589 and $6,263)	7,331	6,098
Equity securities, at fair value (cost – $440 and $841)	510	837
Short-term investments, at fair value and amortized cost	2,322	1,763
Other investments (cost – $2,999 and $2,671)	3,346	2,976
Total investments	62,904	60,928
Cash	655	579
Securities lending collateral	1,330	1,632
Accrued investment income	552	556
Insurance and reinsurance balances receivable	5,426	5,026
Reinsurance recoverable on losses and loss expenses	11,992	11,227
Reinsurance recoverable on policy benefits	217	218
Deferred policy acquisition costs	2,601	2,313
Value of business acquired	466	536
Goodwill and other intangible assets	5,724	5,404
Prepaid reinsurance premiums	2,026	1,675
Deferred tax assets	295	616
Investments in partially-owned insurance companies	504	470
Other assets	3,556	3,330
Total assets	$98,248	$94,510
Liabilities
Unpaid losses and loss expenses	$38,315	$37,443
Unearned premiums	8,222	7,539
Future policy benefits	4,754	4,615
Insurance and reinsurance balances payable	4,095	3,628
Securities lending payable	1,331	1,633
Accounts payable, accrued expenses, and other liabilities	5,726	4,810
Short-term debt	2,552	1,901
Long-term debt	3,357	3,807
Trust preferred securities	309	309
Total liabilities	68,661	65,685
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.77 and CHF 27.04 par value; 342,832,412 shares issued; 328,659,686 and 339,793,935 shares outstanding)	8,055	8,899
Common Shares in treasury (14,172,726 and 3,038,477 shares)	(1,448)	(255)
Additional paid-in capital	5,145	5,238
Retained earnings	16,644	13,791
Accumulated other comprehensive income (AOCI)	1,191	1,152
Total shareholders’ equity	29,587	28,825
Total liabilities and shareholders’ equity	$98,248	$94,510
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
ACE Limited and Subsidiaries

For the years ended December 31, 2014, 2013 and 2012
(in millions of U.S. dollars, except per share data)	2014	2013	2012
Revenues
Net premiums written	$17,799	$17,025	$16,075
Increase in unearned premiums	(373)	(412)	(398)
Net premiums earned	17,426	16,613	15,677
Net investment income	2,252	2,144	2,181
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(75)	(22)	(38)
Portion of OTTI losses recognized in other comprehensive income (OCI)	7	—	1
Net OTTI losses recognized in income	(68)	(22)	(37)
Net realized gains (losses) excluding OTTI losses	(439)	526	115
Total net realized gains (losses) (includes $(24) and $105 reclassified from AOCI in 2014 and 2013)	(507)	504	78
Total revenues	19,171	19,261	17,936
Expenses
Losses and loss expenses	9,649	9,348	9,653
Policy benefits	517	515	521
Policy acquisition costs	3,075	2,659	2,446
Administrative expenses	2,245	2,211	2,096
Interest expense	280	275	250
Other (income) expense	(82)	15	(6)
Total expenses	15,684	15,023	14,960
Income before income tax	3,487	4,238	2,976
Income tax expense (includes $9 and $17 on reclassified unrealized gains and losses in 2014 and 2013)	634	480	270
Net income	$2,853	$3,758	$2,706
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$820	$(1,762)	$1,350
Reclassification adjustment for net realized (gains) losses included in net income	24	(105)	(234)
	844	(1,867)	1,116
Change in:
Cumulative translation adjustment	(632)	(339)	116
Pension liability	2	—	(35)
Other comprehensive income (loss), before income tax	214	(2,206)	1,197
Income tax benefit (expense) related to OCI items	(175)	471	(221)
Other comprehensive income (loss)	39	(1,735)	976
Comprehensive income	$2,892	$2,023	$3,682
Earnings per share
Basic earnings per share	$8.50	$11.02	$7.96
Diluted earnings per share	$8.42	$10.92	$7.89
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
ACE Limited and Subsidiaries

For the years ended December 31, 2014, 2013 and 2012
(in millions of U.S. dollars)	2014	2013	2012
Common Shares
Balance – beginning of year	$8,899	$9,591	$10,095
Dividends declared on Common Shares – par value reduction	(844)	(692)	(504)
Balance – end of year	8,055	8,899	9,591
Common Shares in treasury
Balance – beginning of year	(255)	(159)	(327)
Common Shares repurchased	(1,449)	(290)	(7)
Net shares redeemed under employee share-based compensation plans	256	194	175
Balance – end of year	(1,448)	(255)	(159)
Additional paid-in capital
Balance – beginning of year	5,238	5,179	5,326
Net shares redeemed under employee share-based compensation plans	(167)	(126)	(93)
Exercise of stock options	(58)	(42)	(7)
Share-based compensation expense and other	185	191	135
Funding of dividends declared to Retained earnings	(81)	—	(200)
Tax benefit on share-based compensation expense	28	36	18
Balance – end of year	5,145	5,238	5,179
Retained earnings
Balance – beginning of year	13,791	10,033	7,327
Net income	2,853	3,758	2,706
Funding of dividends declared from Additional paid-in capital	81	—	200
Dividends declared on Common Shares	(81)	—	(200)
Balance – end of year	16,644	13,791	10,033
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of year	1,174	2,633	1,715
Change in year, before reclassification from AOCI, net of income tax benefit (expense) of $(176) and $391	644	(1,371)
Amounts reclassified from AOCI, net of income tax benefit of $9 and $17	33	(88)
Change in year, net of income tax benefit (expense) of $(167), $408, and $(198)	677	(1,459)	918
Balance – end of year	1,851	1,174	2,633
Cumulative translation adjustment
Balance – beginning of year	63	339	258
Change in year, net of income tax benefit (expense) of $(12), $63, and $(35)	(644)	(276)	81
Balance – end of year	(581)	63	339
Pension liability adjustment
Balance – beginning of year	(85)	(85)	(62)
Change in year, net of income tax benefit of $4, nil, and $12	6	—	(23)
Balance – end of year	(79)	(85)	(85)
Accumulated other comprehensive income	1,191	1,152	2,887
Total shareholders’ equity	$29,587	$28,825	$27,531

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
ACE Limited and Subsidiaries

For the years ended December 31, 2014, 2013, and 2012
(in millions of U.S. dollars)	2014	2013	2012
Cash flows from operating activities
Net income	$2,853	$3,758	$2,706
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	507	(504)	(78)
Amortization of premiums/discounts on fixed maturities	188	268	220
Deferred income taxes	145	240	(7)
Unpaid losses and loss expenses	317	(365)	203
Unearned premiums	441	402	522
Future policy benefits	236	191	158
Insurance and reinsurance balances payable	376	176	(151)
Accounts payable, accrued expenses, and other liabilities	13	37	(42)
Income taxes payable	103	(45)	(167)
Insurance and reinsurance balances receivable	(469)	(624)	335
Reinsurance recoverable on losses and loss expenses	119	787	372
Reinsurance recoverable on policy benefits	4	23	52
Deferred policy acquisition costs	(397)	(503)	(340)
Prepaid reinsurance premiums	(89)	(31)	(123)
Other	149	212	335
Net cash flows from operating activities	4,496	4,022	3,995
Cash flows from investing activities
Purchases of fixed maturities available for sale	(15,553)	(21,340)	(23,572)
Purchases of to be announced mortgage-backed securities	—	(58)	(389)
Purchases of fixed maturities held to maturity	(267)	(447)	(388)
Purchases of equity securities	(251)	(264)	(135)
Sales of fixed maturities available for sale	7,482	10,355	14,321
Sales of to be announced mortgage-backed securities	—	58	448
Sales of equity securities	670	142	119
Maturities and redemptions of fixed maturities available for sale	6,413	6,941	5,523
Maturities and redemptions of fixed maturities held to maturity	875	1,488	1,451
Net change in short-term investments	(603)	524	117
Net derivative instruments settlements	(230)	(471)	(281)
Acquisition of subsidiaries (net of cash acquired of $20, $38, and $8)	(766)	(977)	(98)
Other	(274)	(393)	(555)
Net cash flows used for investing activities	(2,504)	(4,442)	(3,439)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	(517)	(815)
Common Shares repurchased	(1,429)	(287)	(11)
Proceeds from issuance of long-term debt	699	947	—
Proceeds from issuance of short-term debt	1,978	2,572	2,933
Repayment of long-term debt	(501)	—	—
Repayment of short-term debt	(1,977)	(2,572)	(2,783)
Proceeds from share-based compensation plans, including windfall tax benefits	127	135	126
Other	188	113	—
Net cash flows (used for) from financing activities	(1,777)	391	(550)
Effect of foreign currency rate changes on cash and cash equivalents	(139)	(7)	(5)
Net increase (decrease) in cash	76	(36)	1
Cash – beginning of year	579	615	614
Cash – end of year	$655	$579	$615
Supplemental cash flow information
Taxes paid	$349	$218	$438
Interest paid	$264	$253	$240
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

The accompanying consolidated financial statements, which include the accounts of ACE Limited and its subsidiaries (collectively, ACE, we, us, or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions, including internal reinsurance transactions, have been eliminated.

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

b) Premiums
Premiums are generally recorded as written upon inception of the policy. For multi-year policies for which premiums written are payable in annual installments, only the current annual premium is included as written at policy inception due to the ability of the insured/reinsured to commute or cancel coverage within the policy term. The remaining annual premiums are recorded as written at each successive anniversary date within the multi-year term.

For property and casualty (P&C) insurance and reinsurance products, premiums written are primarily earned on a pro-rata basis over the policy terms to which they relate. Unearned premiums represent the portion of premiums written applicable to the unexpired portion of the policies in force. For retrospectively-rated policies, written premiums are adjusted to reflect expected ultimate premiums consistent with changes to incurred losses, or other measures of exposure as stated in the policy, and earned over the policy coverage period. For retrospectively-rated multi-year policies, premiums recognized in the current period are computed, using a with-and-without method, as the difference between the ceding enterprise's total contract costs before and after the experience under the contract at the reporting date. Accordingly, for retrospectively-rated multi-year policies, additional premiums are generally written and earned when losses are incurred.

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

c) Deferred policy acquisition costs and value of business acquired
Policy acquisition costs consist of commissions (direct and ceded), premium taxes, and certain underwriting costs related directly to the successful acquisition of new or renewal insurance contracts. A VOBA intangible asset is established upon the acquisition of blocks of long-duration contracts in a business combination and represents the present value of estimated net cash flows for the contracts in force at the acquisition date. Acquisition costs and VOBA, collectively policy acquisition costs, are deferred and amortized. Amortization is recorded in Policy acquisition costs in the consolidated statements of operations. Policy acquisition costs on P&C contracts are generally amortized ratably over the period in which premiums are earned. Policy acquisition costs on traditional long-duration contracts are amortized over the estimated life of the contracts, generally in proportion to premium revenue recognized based upon the same assumptions used in estimating the liability for future policy benefits. For non-traditional long-duration contracts, we amortize policy acquisition costs over the expected life of the contracts in proportion to expected gross profits.  The effect of changes in estimates of expected gross profits is reflected in the period the estimates are revised. Policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. Unrecoverable policy acquisition costs are expensed in the period identified.

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized as a component of policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the consolidated balance sheets was $288 million and $307 million at December 31, 2014 and 2013, respectively. Amortization expense for deferred marketing costs was $99 million, $128 million, and $119 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The value of reinsurance business assumed of $26 million and $27 million at December 31, 2014 and 2013, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 9 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

h) Unpaid losses and loss expenses
A liability is established for the estimated unpaid losses and loss expenses under the terms of, and with respect to, ACE's policies and agreements. Similar to premiums that are recognized as revenues over the coverage period of the policy, a liability for unpaid losses and loss expenses is recognized as expense when insured events occur over the coverage period of the policy. This liability includes a provision for both reported claims (case reserves) and incurred but not reported claims (IBNR reserves). IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected losses), and then subtracting paid losses, case reserves, and loss expenses. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net loss and loss expense reserves of $49 million net of discount, held at December 31, 2014, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $62 million, net of discount, of certain reserves for unsettled claims that are discounted in statutory filings, ACE does not discount its P&C loss reserves. This compares with reserves of $54 million for certain structured settlements and $52 million of certain reserves for unsettled claims at December 31, 2013. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. ACE retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2014, the gross liability due to claimants was $606 million, net of discount, and reinsurance recoverables due from the life insurance companies was $557 million, net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2014 are included in Other assets in the consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

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

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 6.5 percent at both December 31, 2014 and 2013. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets are classified as trading securities and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the consolidated balance sheets. Changes in the fair value of separate account assets that do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

qualify for separate account reporting under GAAP are reported in Other income (expense) and the offsetting movements in the liabilities are included in Policy benefits in the consolidated statements of operations.

j) Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
ACE reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. We generally receive a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant's age, the accumulation phase can last many years. To limit our exposure under these programs, all reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible.

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder's account value is less than a guaranteed minimum value. Our GLB reinsurance product meets the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income. Refer to Notes 5 c) and 10 a) for additional information.

k) Deposit assets and liabilities
Deposit assets arise from ceded reinsurance contracts purchased that do not transfer significant underwriting or timing risk. Deposit liabilities include reinsurance deposit liabilities and contract holder deposit funds. The reinsurance deposit liabilities arise from contracts sold for which there is not a significant transfer of risk. Contract holder deposit funds represent a liability for investment contracts sold that do not meet the definition of an insurance contract, and certain of these contracts are sold with a guaranteed rate of return. Under deposit accounting, consideration received or paid is recorded as a deposit asset or liability in the balance sheet as opposed to recording premiums and losses in the statement of operations.

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $89 million and $100 million at December 31, 2014 and 2013, respectively, are reflected in Other assets in the consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $120 million and $131 million and contract holder deposit funds of $908 million and $699 million at December 31, 2014 and 2013, respectively. Deposit liabilities are reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

The liability for contract holder deposit funds equals accumulated policy account values, which consist of the deposit payments plus credited interest less withdrawals and amounts assessed through the end of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

m) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The Insurance – North American P&C segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS).  ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures.  The net operating results of ESIS are included within Administrative expenses in the consolidated statements of operations and were $27 million, $25 million, and $23 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

q) Derivatives
ACE recognizes all derivatives at fair value in the consolidated balance sheets and participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2014 and 2013, the reinsurance of GLBs was our primary product falling into this category; and
(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

We did not designate any derivatives as accounting hedges during 2014, 2013, or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

2. Acquisitions

Large Corporate Account P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On October 31, 2014, we expanded our presence in Brazil with the acquisition of the large corporate account property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for approximately $610 million in cash, subject to a working capital adjustment under the purchase agreement expected to be finalized in March 2015. This acquisition generated $449 million of goodwill, attributable to expected growth and profitability, none of which is currently deductible for income tax purposes. Goodwill may become deductible for income tax purposes under Brazilian tax law if this acquired entity is merged with certain ACE legal entities. Other intangible assets of $60 million were also generated based on ACE’s preliminary purchase price allocation. The other intangible assets primarily relate to renewal rights.

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

Prior year acquisitions

ABA Seguros
On May 2, 2013, we acquired ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages, for approximately $690 million in cash.

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

Goodwill and other intangible assets arising from the acquisitions described above are included in our Insurance – Overseas General segment. The consolidated financial statements include results of acquired businesses from the acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

To be acquired after 2014
On December 18, 2014, we announced that we have signed a definitive agreement to acquire the Fireman's Fund high net worth personal lines insurance business in the U.S. from Allianz for approximately $365 million. The acquisition is expected to expand ACE’s position as one of the largest high net worth personal lines insurers in the U.S. The transaction, which is subject to customary closing conditions, including insurance regulatory approval, is expected to be completed in the second quarter of 2015.

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

b) Fixed maturities

December 31, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,741	$87	$(8)	$2,820	$—
Foreign	14,703	629	(90)	15,242	—
Corporate securities	16,897	704	(170)	17,431	(7)
Mortgage-backed securities	10,011	304	(29)	10,286	(1)
States, municipalities, and political subdivisions	3,474	147	(5)	3,616	—
	$47,826	$1,871	$(302)	$49,395	$(8)
Held to maturity
U.S. Treasury and agency	$832	$20	$(2)	$850	$—
Foreign	916	47	—	963	—
Corporate securities	2,323	102	(2)	2,423	—
Mortgage-backed securities	1,983	57	(1)	2,039	—
States, municipalities, and political subdivisions	1,277	40	(3)	1,314	—
	$7,331	$266	$(8)	$7,589	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

December 31, 2013	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,946	$62	$(59)	$2,949	$—
Foreign	14,336	377	(122)	14,591	—
Corporate securities	16,825	777	(132)	17,470	(6)
Mortgage-backed securities	10,937	184	(227)	10,894	(34)
States, municipalities, and political subdivisions	3,362	65	(77)	3,350	—
	$48,406	$1,465	$(617)	$49,254	$(40)
Held to maturity
U.S. Treasury and agency	$820	$16	$(4)	$832	$—
Foreign	864	33	—	897	—
Corporate securities	1,922	83	—	2,005	—
Mortgage-backed securities	1,341	39	(1)	1,379	—
States, municipalities, and political subdivisions	1,151	16	(17)	1,150	—
	$6,098	$187	$(22)	$6,263	$—

As discussed in Note 3 d), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders' equity. For the years ended December 31, 2014 and 2013, $4 million and $25 million of net unrealized appreciation, respectively, related to such securities is included in OCI. At December 31, 2014 and 2013, AOCI included cumulative net unrealized depreciation of $3 million and $4 million, respectively, related to securities remaining in the investment portfolio for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 83 percent of the total mortgage-backed securities at both December 31, 2014 and 2013 are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2014		2013
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,187	$2,206	$2,387	$2,411
Due after 1 year through 5 years	15,444	15,857	14,139	14,602
Due after 5 years through 10 years	15,663	16,089	16,200	16,535
Due after 10 years	4,521	4,957	4,743	4,812
	37,815	39,109	37,469	38,360
Mortgage-backed securities	10,011	10,286	10,937	10,894
	$47,826	$49,395	$48,406	$49,254
Held to maturity
Due in 1 year or less	$353	$355	$401	$405
Due after 1 year through 5 years	2,603	2,693	2,284	2,363
Due after 5 years through 10 years	1,439	1,489	1,686	1,723
Due after 10 years	953	1,013	386	393
	5,348	5,550	4,757	4,884
Mortgage-backed securities	1,983	2,039	1,341	1,379
	$7,331	$7,589	$6,098	$6,263
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

	December 31	December 31
(in millions of U.S. dollars)	2014	2013
Cost	$440	$841
Gross unrealized appreciation	83	63
Gross unrealized depreciation	(13)	(67)
Fair value	$510	$837

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations
U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations represent $60 million of gross unrealized loss at December 31, 2014. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. ACE concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents default assumptions by Moody's rating category (historical mean default rate provided for comparison):

Moody's Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0-1.3%	0.0-0.3%
Below Investment Grade:
Ba	4.9%	1.1%
B	12.7%	3.4%
Caa-C	50.5%	13.1%
Application of the methodology and assumptions described above resulted in credit losses recognized in Net income for corporate securities of $27 million, $11 million, and $14 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions, and current market prices. If cash flow projections indicate that losses will exceed the credit enhancement for a given tranche, then we do not expect to recover our amortized cost basis, and we recognize an estimated credit loss in Net income.

Application of the methodology and assumptions described above resulted in nil, $1 million, and $6 million of credit losses recognized in Net income for mortgage-backed securities for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) of investments:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Fixed maturities:
OTTI on fixed maturities, gross	$(64)	$(18)	$(26)
OTTI on fixed maturities recognized in OCI (pre-tax)	7	—	1
OTTI on fixed maturities, net	(57)	(18)	(25)
Gross realized gains excluding OTTI	213	237	388
Gross realized losses excluding OTTI	(133)	(129)	(133)
Total fixed maturities	23	90	230
Equity securities:
OTTI on equity securities	(8)	(2)	(5)
Gross realized gains excluding OTTI	22	21	11
Gross realized losses excluding OTTI	(61)	(4)	(2)
Total equity securities	(47)	15	4
OTTI on other investments	(3)	(2)	(7)
Foreign exchange gains (losses)	(40)	29	(16)
Investment and embedded derivative instruments	(107)	78	(6)
Fair value adjustments on insurance derivative	(217)	878	171
S&P put options and futures	(168)	(579)	(297)
Other derivative instruments	50	(2)	(4)
Other	2	(3)	3
Net realized gains (losses)	(507)	504	78
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	734	(1,798)	1,099
Fixed maturities held to maturity	(2)	(82)	(94)
Equity securities	77	(41)	61
Other	35	54	50
Income tax (expense) benefit	(167)	408	(198)
Change in net unrealized appreciation (depreciation) on investments	677	(1,459)	918
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$170	$(955)	$996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Balance of credit losses related to securities still held – beginning of year	$37	$43	$74
Additions where no OTTI was previously recorded	22	9	8
Additions where an OTTI was previously recorded	5	3	12
Reductions for securities sold during the period	(36)	(18)	(51)
Balance of credit losses related to securities still held – end of year	$28	$37	$43
e) Other investments

		December 31		December 31
		2014		2013
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$378	$228	$428	$278
Limited partnerships	691	497	576	424
Partially-owned investment companies	1,492	1,492	1,284	1,284
Life insurance policies	205	205	180	180
Policy loans	187	187	179	179
Trading securities	290	287	276	273
Other	103	103	53	53
Total	$3,346	$2,999	$2,976	$2,671

Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 62 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets.  The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.  Trading securities comprise $261 million of mutual funds supported by assets that do not qualify for separate account reporting under GAAP at December 31, 2014 compared with $246 million at December 31, 2013. Trading securities also includes assets held in rabbi trusts of $22 million of equity securities and $7 million of fixed maturities at December 31, 2014, compared with $23 million of equity securities and $7 million of fixed maturities at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

f) Investments in partially-owned insurance companies

	December 31			December 31
	2014			2013
(in millions of U.S. dollars, except for percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Huatai Group	$397	$638	20.0%	$365	$631	20.0%	China
Huatai Life Insurance Company	86	438	20.0%	84	379	20.0%	China
Freisenbruch-Meyer	9	5	40.0%	9	5	40.0%	Bermuda
ACE Cooperative Insurance Co. – Saudi Arabia	10	27	30.0%	10	27	30.0%	Saudi Arabia
Russian Reinsurance Company	2	4	23.3%	2	4	23.3%	Russia
Total	$504	$1,112		$470	$1,046
Huatai Group and Huatai Life Insurance Company provide a range of P&C, life, and investment products.

g) Gross unrealized loss
At December 31, 2014, there were 5,485 fixed maturities out of a total of 26,258 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $3 million. There were 93 equity securities out of a total of 282 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at December 31, 2014, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$350	$(1)	$666	$(9)	$1,016	$(10)
Foreign	2,262	(75)	375	(15)	2,637	(90)
Corporate securities	4,684	(150)	738	(22)	5,422	(172)
Mortgage-backed securities	704	(2)	1,663	(28)	2,367	(30)
States, municipalities, and political subdivisions	458	(3)	490	(5)	948	(8)
Total fixed maturities	8,458	(231)	3,932	(79)	12,390	(310)
Equity securities	101	(13)	—	—	101	(13)
Total	$8,559	$(244)	$3,932	$(79)	$12,491	$(323)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2013	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$1,794	$(57)	$31	$(6)	$1,825	$(63)
Foreign	4,621	(114)	201	(8)	4,822	(122)
Corporate securities	3,836	(118)	194	(14)	4,030	(132)
Mortgage-backed securities	5,248	(197)	384	(31)	5,632	(228)
States, municipalities, and political subdivisions	2,164	(90)	84	(4)	2,248	(94)
Total fixed maturities	17,663	(576)	894	(63)	18,557	(639)
Equity securities	498	(67)	—	—	498	(67)
Other investments	67	(9)	—	—	67	(9)
Total	$18,228	$(652)	$894	$(63)	$19,122	$(715)
h) Net investment income

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Fixed maturities	$2,199	$2,093	$2,134
Short-term investments	45	29	28
Equity securities	33	37	34
Other	94	105	104
Gross investment income	2,371	2,264	2,300
Investment expenses	(119)	(120)	(119)
Net investment income	$2,252	$2,144	$2,181
i) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at December 31, 2014 and 2013, are investments, primarily fixed maturities, totaling $16.3 billion, and cash of $117 million and $162 million, respectively.
The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2014	2013
Trust funds	$10,838	$11,315
Deposits with non-U.S. regulatory authorities	2,305	1,970
Assets pledged under repurchase agreements	1,431	1,435
Deposits with U.S. regulatory authorities	1,345	1,334
Other pledged assets	457	391
	$16,376	$16,445

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

Fixed maturities
We use pricing services to estimate fair value measurements for the majority of our fixed maturities. The pricing services use market quotations for fixed maturities that have quoted prices in active markets; such securities are classified within Level 1. For fixed maturities other than U.S. Treasury securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additional valuation factors that can be taken into account are nominal spreads, dollar basis, and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news. The market inputs used in the pricing evaluation, listed in the approximate order of priority include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each input is dependent on the asset class and the market conditions. Given the asset class, the priority of the use of inputs may change or some market inputs may not be relevant. Additionally, fixed maturities valuation is more subjective when markets are less liquid due to the lack of market based inputs (i.e., stale pricing), which may increase the potential that an investment's estimated fair value is not reflective of the price at which an actual transaction would occur. The overwhelming majority of fixed maturities are classified within Level 2 because the most significant inputs used in the pricing techniques are observable. For a small number of fixed maturities, we obtain a single broker quote (typically from a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, we include these fair value estimates in Level 3.

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

Other derivative instruments
We maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Separate account assets
Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by ACE. Separate account assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Separate account assets also include fixed maturities classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Excluded from the valuation hierarchy are the corresponding liabilities as they are reported at contract value and not fair value in the consolidated balance sheets. Separate account assets are recorded in Other assets in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Guaranteed living benefits
The GLB arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. GLB’s are recorded in Accounts payable, accrued expenses, and other liabilities and Future policy benefits in the consolidated balance sheets. For GLB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality.

The most significant policyholder behavior assumptions include lapse rates and the GMIB annuitization rates. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty, but the underlying methodologies to determine rates applied to each treaty are comparable.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates (ranging from about 1 percent to 6 percent per annum) during the surrender charge period of the GMIB contract, followed by a “spike” lapse rate (ranging from about 10 percent to 30 percent per annum) in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values) by multiplying the base lapse rate by a factor ranging from 10 percent to 75 percent. Additional lapses due to partial withdrawals and older policyholders with tax-qualified contracts (due to required minimum distributions) are also included.

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

The level of annuitization assumptions at December 31, 2014 are as follows:

% of total GMIB guaranteed value	Year of GMIB eligibility	Maximum annuitization rates (per year)	Maximum annuitization rates based on
38%	First year	7% - 12%	Actual Experience
	Subsequent years	6% - 10%
35%	First year	14% - 55%	Actual Experience
	Subsequent years	6%, 11%, 31%	Weighted average(1)
27%	First year	7%, 15%, 55%	Weighted average(1)
	Subsequent years	6%, 11%, 31%
(1) Weighted average of three different annuitization rates (with heavier weighting on credible experience from other clients when own experience is less credible)

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3.

In the fourth quarter of 2014, we completed an updated in-depth review of actual policyholder lapse and annuitization behavior by treaty for our variable annuity reinsurance business.  As a result of our review, we made several refinements to our lapse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

assumption, the most significant of which was an increase in lapses for most large, in-the-money, GMIB policies beyond the surrender charge period. The change in lapse assumption decreased the fair value of GLB liabilities and generated a realized gain of $31 million. Because of a greater degree of credibility related to behavior in years subsequent to the first year of annuitization eligibility, we also made several adjustments to our annuitization assumption, which generally lowered the annuitization rate for most clients, while raising it for two clients. The change in annuitization assumption decreased the fair value of GLB liabilities and generated a realized gain of $39 million. We will continue to monitor actual policyholder behavior against our assumptions and make adjustments as appropriate. Also, during the fourth quarter of 2014, we increased the granularity of policy groupings used in our valuation model. This refinement increased the fair value of GLB liabilities and generated a realized loss of $78 million.
For the years ended December 31, 2014, 2013, and 2012, we made minor technical refinements to the internal valuation model with a favorable net income impact of approximately $2 million, $9 million, and $49 million, respectively.
Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2014	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,680	$1,140	$—	$2,820
Foreign	—	15,220	22	15,242
Corporate securities	—	17,244	187	17,431
Mortgage-backed securities	—	10,271	15	10,286
States, municipalities, and political subdivisions	—	3,616	—	3,616
	1,680	47,491	224	49,395
Equity securities	492	16	2	510
Short-term investments	1,183	1,139	—	2,322
Other investments	370	257	2,719	3,346
Securities lending collateral	—	1,330	—	1,330
Investment derivative instruments	18	—	—	18
Other derivative instruments	—	2	—	2
Separate account assets	1,400	90	—	1,490
Total assets measured at fair value	$5,143	$50,325	$2,945	$58,413
Liabilities:
Investment derivative instruments	$36	$—	$—	$36
Other derivative instruments	21	—	4	25
GLB(1)	—	—	406	406
Total liabilities measured at fair value	$57	$—	$410	$467

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

The following table presents transfers of financial instruments between Level 1 and Level 2:

		Year Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Transfers from Level 1 to Level 2	$189	$19	$40
Transfers from Level 2 to Level 1	$—	$—	$15
The $189 million transfer from Level 1 to Level 2 for the year ended December 31, 2014 primarily related to a change in pricing methodology for Brazilian government bonds.

Fair value of alternative investments
Included in Other investments in the fair value hierarchy at December 31, 2014 and 2013 are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At December 31, 2014, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2014		2013
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$282	$145	$256	$129
Real estate	3 to 7 Years	289	40	322	92
Distressed	5 to 9 Years	281	225	180	230
Mezzanine	3 to 7 Years	301	191	276	252
Traditional	3 to 9 Years	1,021	409	813	456
Vintage	1 to 2 Years	9	—	13	—
Investment funds	Not Applicable	378	—	428	—
		$2,561	$1,010	$2,288	$1,159
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

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies such as financial institutions and insurance services worldwide
Real estate	targeting global distressed opportunities, value added U.S. properties, and global mezzanine debt securities in the commercial real estate market
Distressed	targeting distressed debt/credit and equity opportunities in the U.S.
Mezzanine	targeting private mezzanine debt of large-cap and mid-cap companies in the U.S. and worldwide
Traditional	employing traditional private equity investment strategies such as buyout and growth equity globally
Vintage	made before 2002 and where the funds’ commitment periods had already expired

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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$406	Actuarial model	Lapse rate	1% – 30%
			Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

						Assets		Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
Year Ended December 31, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$44	$166	$8	$4	$7	$2,440	$—	$193
Transfers into Level 3	10	37	—	—	—	—	2	—
Transfers out of Level 3	(34)	(23)	—	(2)	(7)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	(1)	—	—	—	39	—	—
Net Realized Gains/Losses	(3)	(5)	—	—	—	(3)	2	213
Purchases	15	73	8	2	—	719	—	—
Sales	(4)	(38)	—	(2)	—	(8)	—	—
Settlements	(5)	(22)	(1)	—	—	(468)	—	—
Balance, end of year	$22	$187	$15	$2	$—	$2,719	$4	$406
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(4)	$(5)	$—	$—	$—	$(3)	$2	$213

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $427 million at December 31, 2013 and $1.4 billion at December 31, 2012, which includes a fair value derivative adjustment of $193 million and $1.1 billion, respectively.

		Assets							Liabilities
		Available-for-Sale Debt Securities							GLB(1)
Year Ended December 31, 2012	U.S. Treasury and Agency	Foreign	Corporate securities	MBS	States, municipalities, and political subdivisions	Equity securities	Other investments	Other derivative instruments
(in millions of U.S. dollars)
Balance, beginning of year	$5	$33	$134	$28	$1	$13	$1,877	$3	$1,319
Transfers into Level 3	—	49	37	22	1	2	53	—	—
Transfers out of Level 3	(4)	(13)	(46)	(35)	(1)	(11)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	6	—	—	—	55	—	—
Net Realized Gains/Losses	—	—	(1)	—	—	—	(7)	(4)	(200)
Purchases	—	46	24	9	—	4	520	3	—
Sales	—	(53)	(19)	(7)	—	(5)	(9)	—	—
Settlements	(1)	(1)	(33)	(4)	(1)	—	(237)	(2)	—
Balance, end of year	$—	$60	$102	$13	$—	$3	$2,252	$—	$1,119
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(7)	$—	$(200)

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$659	$191	$—	$850	$832
Foreign	—	963	—	963	916
Corporate securities	—	2,408	15	2,423	2,323
Mortgage-backed securities	—	2,039	—	2,039	1,983
States, municipalities, and political subdivisions	—	1,314	—	1,314	1,277
	659	6,915	15	7,589	7,331
Partially-owned insurance companies	—	—	504	504	504
Total assets	$659	$6,915	$519	$8,093	$7,835
Liabilities:
Short-term debt	$—	$2,571	$—	$2,571	$2,552
Long-term debt	—	3,690	—	3,690	3,357
Trust preferred securities	—	462	—	462	309
Total liabilities	$—	$6,723	$—	$6,723	$6,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

December 31, 2013	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$596	$236	$—	$832	$820
Foreign	—	897	—	897	864
Corporate securities	—	1,990	15	2,005	1,922
Mortgage-backed securities	—	1,379	—	1,379	1,341
States, municipalities, and political subdivisions	—	1,150	—	1,150	1,151
	596	5,652	15	6,263	6,098
Partially-owned insurance companies	—	—	470	470	470
Total assets	$596	$5,652	$485	$6,733	$6,568
Liabilities:
Short-term debt	$—	$1,913	$—	$1,913	$1,901
Long-term debt	—	4,088	—	4,088	3,807
Trust preferred securities	—	438	—	438	309
Total liabilities	$—	$6,439	$—	$6,439	$6,017

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

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Premiums written
Direct	$20,069	$19,212	$18,144
Assumed	3,321	3,616	3,449
Ceded	(5,591)	(5,803)	(5,518)
Net	$17,799	$17,025	$16,075
Premiums earned
Direct	$19,555	$18,856	$17,802
Assumed	3,336	3,479	3,302
Ceded	(5,465)	(5,722)	(5,427)
Net	$17,426	$16,613	$15,677

For both years ended December 31, 2014 and 2013, reinsurance recoveries on losses and loss expenses incurred were $3.1 billion compared with $4.3 billion for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

	December 31	December 31
(in millions of U.S. dollars)	2014	2013
Reinsurance recoverable on unpaid losses and loss expenses (1)	$11,307	$10,612
Reinsurance recoverable on paid losses and loss expenses (1)	685	615
Net reinsurance recoverable on losses and loss expenses	$11,992	$11,227

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify ACE, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible. At December 31, 2014 and 2013, we recorded a provision for uncollectible reinsurance of $357 million and $390 million, respectively.

The following tables present a listing, at December 31, 2014, of the categories of ACE's reinsurers. The first category, largest reinsurers, represents all groups of reinsurers where the gross recoverable exceeds one percent of ACE's total shareholders' equity. The provision for uncollectible reinsurance for the largest reinsurers, other reinsurers rated A- or better, and other reinsurers with ratings lower than A- is principally based on an analysis of the credit quality of the reinsurer and collateral balances. Pools include amounts relating to both ACE’s voluntary pool participation, and ACE’s mandatory pool participation that is required by law in certain states. Structured settlements include annuities purchased from life insurance companies to settle claims. Since we retain the ultimate liability in the event that the life company fails to pay, we reflect the amount as a liability and a recoverable/receivable for GAAP purposes. Captives include companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from ACE (they are structured to allow clients to self-insure a portion of their insurance risk). It is generally our policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only with review and approval at a senior officer level. The final category, Other, includes amounts recoverable that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation. We establish the provision for uncollectible reinsurance in this category based on a case-by-case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of our collection experience in similar situations.

	December 31
(in millions of U.S. dollars, except for percentages)	2014	Provision	% of Gross
Categories
Largest reinsurers	$6,141	$79	1.3%
Other reinsurers balances rated A- or better	2,537	38	1.5%
Other reinsurers balances with ratings lower than A- or not rated	501	94	18.8%
Pools	324	11	3.4%
Structured settlements	557	12	2.2%
Captives	1,986	23	1.2%
Other	303	100	33.0%
Total	$12,349	$357	2.9%

Largest Reinsurers
Alleghany Corp	IRB Brasil Resseguros S.A. Group	Swiss Re Group
Berkshire Hathaway Insurance Group	Lloyd's of London	XL Capital Group
Everest Re Group	Munich Re Group
HDI Group (Hanover Re)	Partner Re Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

c) Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
GMDB
Net premiums earned	$71	$77	$85
Policy benefits and other reserve adjustments	$50	$73	$60
GLB
Net premiums earned	$138	$149	$160
Policy benefits and other reserve adjustments	36	27	61
Net realized gains (losses)	(213)	929	203
Gain (loss) recognized in Net income	$(111)	$1,051	$302
Net cash received	$125	$126	$149
Net (increase) decrease in liability	$(236)	$925	$153

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures held to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 10 for additional information.
At December 31, 2014 and 2013, the reported liability for GMDB reinsurance was $111 million and $100 million, respectively. At December 31, 2014 and 2013, the reported liability for GLB reinsurance was $663 million and $427 million, respectively, which includes a fair value derivative adjustment of $406 million and $193 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Variable Annuity Net Amount at Risk
The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date (December 31, 2014 and 2013, respectively) and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. In addition, the following assumptions were used:

(in millions of U.S. dollars, except for percentages)		Net amount at risk
Reinsurance covering		2014	2013	2014 Future claims discount rate	Other assumptions	Total claims at 100% mortality at December 31, 2014(1)
GMDB Risk Only		$418	$586	2.5% - 3.5%	No lapses or withdrawals	$245
					Mortality according to 100% of the Annuity 2000 mortality table
GLB Risk Only		$440	$136	3.5% - 4.5%	No deaths, lapses or withdrawals	N/A
					Annuitization at a frequency most disadvantageous to ACE (2)
					Claim calculated using interest rates in line with rates used to calculate reserve
Both Risks: (3)	GMDB	$76	$73	3.5% - 4.5%	No lapses or withdrawals	$19
					Mortality according to 100% of the Annuity 2000 mortality table
	GLB	$235	$141	3.5% - 4.5%	Annuitization at a frequency most disadvantageous to ACE (2)	$—
					Claim calculated using interest rates in line with rates used to calculate reserve
(1) Takes into account all applicable reinsurance treaty claim limits.
(2) Annuitization at a level that maximizes claims taking into account the treaty limits.
(3) Covering both the GMDB and GLB risks on the same underlying policyholders.

The average attained age of all policyholders for all risk categories above, weighted by the guaranteed value of each reinsured policy, is approximately 69 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

6. Intangible assets

Included in Goodwill and other intangible assets in the consolidated balance sheets at December 31, 2014 and 2013, are goodwill of $4.9 billion and $4.6 billion, respectively, and other intangible assets of $820 million and $801 million, respectively.

The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2012	$1,219	$134	$1,764	$365	$837	$4,319
Acquisition of Fianzas Monterrey	—	—	135	—	—	135
Acquisition of ABA Seguros	—	—	283	—	—	283
Foreign exchange revaluation and other	(4)	—	(128)	—	(2)	(134)
Balance at December 31, 2013	$1,215	$134	$2,054	$365	$835	$4,603
Purchase price allocation adjustment	—	—	4	—	—	4
Acquisition of Samaggi	—	—	46	—	—	46
Acquisition of Itaú Seguros	—	—	449	—	—	449
Foreign exchange revaluation and other	(4)	—	(187)	—	(7)	(198)
Balance at December 31, 2014	$1,211	$134	$2,366	$365	$828	$4,904

Included in other intangible assets at December 31, 2014 and 2013, are intangible assets subject to amortization of $717 million and $695 million, respectively, and intangible assets not subject to amortization of $103 million and $106 million, respectively. Intangible assets subject to amortization include agency relationships, software, client lists, renewal rights, and trademarks, primarily attributable to the acquisitions of Rain and Hail, Samaggi, ABA Seguros, Itaú Seguros, and Fianzas Monterrey. The majority of the balance of intangible assets not subject to amortization relates to Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488) capacity. Amortization expense related to other intangible assets amounted to $108 million, $95 million, and $51 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2014	2013	2012
Balance, beginning of year	$536	$614	$676
Amortization expense	(51)	(64)	(82)
Foreign exchange revaluation	(19)	(14)	20
Balance, end of year	$466	$536	$614

The following table presents estimated amortization expense related to other intangible assets and VOBA for the next five years:

For the Year Ending December 31	Other intangible assets	VOBA
(in millions of U.S. dollars)
2015	$97	$44
2016	75	41
2017	67	37
2018	61	33
2019	55	30
Total	$355	$185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

7. Unpaid losses and loss expenses

ACE establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2014 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.

The following table presents a reconciliation of unpaid losses and loss expenses:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Gross unpaid losses and loss expenses, beginning of year	$37,443	$37,946	$37,477
Reinsurance recoverable on unpaid losses(1)	(10,612)	(11,399)	(11,602)
Net unpaid losses and loss expenses, beginning of year	26,831	26,547	25,875
Acquisition of subsidiaries	320	86	14
Total	27,151	26,633	25,889
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,176	9,878	10,132
Prior years	(527)	(530)	(479)
Total	9,649	9,348	9,653
Net losses and loss expenses paid in respect of losses occurring in:
Current year	3,975	3,942	4,325
Prior years	5,260	5,035	4,894
Total	9,235	8,977	9,219
Foreign currency revaluation and other	(557)	(173)	224
Net unpaid losses and loss expenses, end of year	27,008	26,831	26,547
Reinsurance recoverable on unpaid losses(1)	11,307	10,612	11,399
Gross unpaid losses and loss expenses, end of year	$38,315	$37,443	$37,946
(1) Net of provision for uncollectible reinsurance.

Net losses and loss expenses incurred includes $527 million, $530 million, and $479 million, of net favorable prior period development (PPD) in the years ended December 31, 2014, 2013, and 2012, respectively. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture. Significant prior period movements by segment, principally driven by reserve reviews completed during each respective period, are discussed in more detail below. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across a number of lines and accident years, none of which is significant individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Insurance – North American P&C
Insurance – North American P&C's active operations experienced net favorable PPD of $354 million in 2014 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $298 million in long-tail business, primarily from:

•
Favorable development of $104 million in our D&O portfolios, primarily impacting the 2009 and prior accident years. Case incurred loss emergence that was lower than expected combined with an increase in weighting applied to experience-based methods led to a reduction in the estimates of ultimate loss for those years;

•
Favorable development of $55 million in our excess casualty and umbrella businesses. Resolution of a disputed matter on an individual claim led to a release of $42 million in the 2003 accident year, and lower than expected reported activity across a number of accident years drove the remaining improvement;

•	Favorable development of $48 million on an older claim following recent legal developments, after which it was determined that the reserves were no longer required;

•
Favorable development of $40 million in our medical risk operations, primarily impacting the 2009 and 2010 accident years. Paid and case incurred loss emergence that was lower than expected combined with an increase in weighting applied to experience-based methods led to a reduction in the estimate of ultimate loss for those years;

•
Favorable development of $35 million in our financial solutions business, primarily in the 2010 and prior accident years. Net favorable development principally resulted from the recognition of lower than expected loss activity on two large excess liability transactions;

•	Favorable development of $27 million in our surety business, primarily from favorable claims emergence in the 2012 accident year;

•
Net adverse development of $32 million in our workers’ compensation lines, with adverse development in the 2013 accident year and mainly favorable development in accident years 2009 and 2010. Adverse development in the 2013 accident year is being driven by one large account which is experiencing higher than expected claims frequency and severity; and

•
Net favorable development of $21 million in our auto liability excess lines primarily impacting the 2009 accident year. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review and original pricing assumptions.

•
Favorable development of $56 million in short-tail business, primarily driven by net favorable development of $20 million in our energy and technical risk property business, primarily impacting the 2012 and 2013 accident years. Across most lines, paid and reported loss activity was lower than expected.

Insurance – North American P&C's run-off operations incurred adverse PPD of $247 million in our Westchester and Brandywine run-off operations during 2014, which was a net result of adverse movements impacting accident years 1996 and prior, driven by the following principal changes:

•
Adverse development of $215 million related to the completion of reserve reviews during 2014. The development primarily arose from case specific asbestos and environmental claims related to increased payment activity and the costs associated with certain case settlements in 2014. Further, we experienced higher than expected case incurred activity in our assumed reinsurance portfolio; and

•	Adverse development of $32 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred during 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Insurance – North American P&C's active operations experienced net favorable PPD of $327 million in 2013 which was the net result of several underlying favorable and adverse movements driven by the following principal changes:

•	Net favorable development of $221 million in long-tail business, primarily from:

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

•
Favorable development of $50 million in our U.S. excess casualty and umbrella businesses primarily affecting the 2007 and prior accident years. Reported activity on loss and allocated loss adjustment expenses was lower than expected based on estimates from our prior review. In addition, increased weighting was applied to experience-based methods in the current review for these accident periods; and

•
Net favorable development of $28 million in our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

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

•
Favorable development of $25 million in our foreign casualty Controlled Master Program and Cash Flow portfolios affecting the 2009 and prior accident years. Paid and reported loss activity for this business in these accident years continued to be lower than expected and we have increased our weighting applied to experience-based methods.

•	Favorable development of $106 million in short-tail business, primarily from:

•
Net favorable development of $45 million in our wholesale property and inland marine portfolios, primarily in accident years 2010 to 2012, due to favorable case incurred emergence and favorable settlements of several large claims; and

•	Favorable development of $29 million in our political risk business in the 2009 and 2010 accident years primarily due to favorable settlements of a few large claims.

Insurance – North American P&C's run-off operations incurred adverse PPD of $193 million in our Westchester and Brandywine run-off operations during 2013, which was a net result of adverse movements impacting accident years 1996 and prior, driven by the following principal changes:

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

Insurance – North American P&C active operations experienced net favorable PPD of $348 million in 2012, representing 2.2 percent of its beginning of period net unpaid loss and loss expense reserves. Insurance – North American P&C run-off operations incurred net adverse PPD of $168 million in 2012, representing 1.1 percent of its beginning of period net unpaid loss and loss expense reserves.

Insurance – North American Agriculture
Insurance – North American Agriculture experienced net adverse PPD of $34 million in 2014, compared to net favorable development of $13 million, and $12 million in 2013 and 2012, respectively. Actual claim development in 2014 for the 2013 crop year for Multiple Peril Crop Insurance (MPCI) was adverse relative to the long-term historical averages used to estimate our reserves at year-end 2013. Net favorable development in 2013 and 2012 was across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General
Insurance – Overseas General experienced net favorable PPD of $391 million in 2014, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $181 million in long-tail business, primarily from:

•
Net favorable development of $102 million in casualty lines with favorable development of $148 million in accident years 2010 and prior, predominantly due to favorable loss experience in European primary and excess lines, and adverse development of $46 million in accident years 2011 to 2013, predominantly due to large loss experience in the U.K. primary and excess lines;

•
Favorable development of $52 million on an older liability case.  This release follows discussions with defense counsel, a review of key legal briefing, and a coverage analysis, all of which was completed in 2014 and after which it was concluded that the reserves were no longer required; and

•
Net favorable development of $27 million in financial lines with favorable development of $98 million in accident years 2010 and prior due to favorable loss experience and adverse development of $71 million in accident years 2011 to 2013. The adverse development was primarily due to large loss experience in D&O and financial institutions.

•	Favorable development of $210 million in short-tail business, primarily from:

•
Favorable development of $136 million across property, technical and marine lines with favorable development of $44 million in accident year 2013 due to favorable large loss experience, and favorable development of $92 million in accident years 2012 and prior due to favorable development on specific claims and an increase in weighting applied to experience-based methods;

•	Favorable development of $30 million in aviation lines primarily in accident years 2010 and prior in the aviation products, airlines and airport liability lines; and

•	Favorable development of $25 million in personal lines primarily in accident years 2011 to 2013 across all Latin America personal lines and Asia Pacific personal automobile lines.

Insurance – Overseas General experienced net favorable PPD of $299 million in 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $127 million in long-tail business, primarily from:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

Insurance – Overseas General experienced net favorable PPD of $226 million in 2012, representing 3.1 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

Global Reinsurance
Global Reinsurance experienced net favorable PPD of $63 million in 2014, which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•	Net favorable development of $52 million in long-tail business, primarily from:

•
Favorable development of $34 million in professional liability lines, including medical malpractice business, primarily in treaty years 2009 and prior reflecting favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods; and

•
Favorable development of $25 million in casualty lines, principally in treaty years 2009 and prior reflecting favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods.

Global Reinsurance experienced net favorable PPD of $84 million in 2013, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $53 million in long-tail business, primarily from:

•
Favorable development of $25 million in professional liability lines, primarily in treaty years 2008 and prior, reflected favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods; and

•
Favorable development of $20 million in medical malpractice business, primarily in treaty years 2009 and prior, reflected favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods.

•
Net favorable development of $31 million in short-tail business, primarily in treaty years 2007 to 2012 across property lines (including property catastrophe), trade credit, marine, and surety principally as a result of lower than expected loss emergence.

Global Reinsurance experienced net favorable PPD of $61 million in 2012, representing 2.7 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Asbestos and environmental (A&E)

ACE's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and CIGNA's P&C business in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. The following table presents a roll-forward of consolidated A&E loss reserves, allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2013	$1,644	$926	$195	$125	$1,839	$1,051
Incurred activity	187	113	113	97	300	210	(1)
Paid activity	(331)	(147)	(109)	(73)	(440)	(220)
Balance at December 31, 2014	$1,500	$892	$199	$149	$1,699	$1,041

(1)
Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2014 and 2013, of $1.0 billion and $1.1 billion shown in the table above comprise $837 million and $816 million, respectively, of reserves held by Brandywine operations, $119 million and $146 million, respectively, of reserves held by Westchester Specialty, and $85 million and $89 million, respectively, of reserves held by other operations, mainly Insurance – Overseas General. For 2014 and 2013, the incurred activity of $210 million and $171 million, respectively, were primarily the result of our annual internal, ground-up review of A&E liabilities.

Brandywine Run-off entities – The Restructuring Plan and uncertainties relating to ACE's ultimate Brandywine exposure

In 1996, the Pennsylvania Insurance Commissioner approved a plan to restructure INA Financial Corporation and its subsidiaries (the Restructuring) which included the division of Insurance Company of North America (INA) into two separate corporations:

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

INA Financial Corporation established and funded a dividend retention fund (the Dividend Retention Fund) consisting of $50 million plus investment earnings. The full balance of the Dividend Retention Fund was contributed to Century as of December 31, 2002. Under the Restructuring Order, while any obligation to maintain the Dividend Retention Fund is in effect, to the extent dividends are paid by INA Holdings Corporation to its parent, INA Financial Corporation, and to the extent INA Financial Corporation then pays such dividends to INA Corporation, a portion of those dividends must be withheld to replenish the principal of the Dividend Retention Fund to $50 million. During 2011 and 2010, $35 million and $15 million, respectively, were withheld from such dividends and deposited into the Dividend Retention Fund as a result of dividends paid up to the INA Corporation. Capital contributions from the Dividend Retention Fund to Century are not required until the XOL Agreement has less than $200 million of capacity remaining on an incurred basis for statutory reporting purposes. The amount of the capital contribution shall be the lesser of the amount necessary to restore the XOL Agreement remaining capacity to $200 million or the Dividend Retention Fund balance. The Dividend Retention Fund may not be terminated without prior written approval from the Pennsylvania Insurance Commissioner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an XOL, triggered if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due.

Effective December 31, 2004, ACE INA Holdings contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2014 was $25 million and approximately $298 million in statutory-basis losses have been ceded to the XOL on an inception-to-date basis. Century reports the amount ceded under the XOL in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While ACE believes it has no legal obligation to fund losses above the XOL limit of coverage, ACE's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of ACE.

Certain active ACE companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active ACE companies from Century could become uncollectible. At December 31, 2014 and 2013, the aggregate reinsurance recoverables owed by Century to the active ACE companies were approximately $1.1 billion and $929 million, respectively. ACE believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2014 and 2013, Century's carried gross reserves (including reserves assumed from the active ACE companies) were $2.1 billion and $2.3 billion, respectively. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to the active ACE companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on ACE’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2014, the remaining unused incurred limit under the Westchester NICO agreement was $472 million.

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

Income from ACE's operations at Lloyd's is subject to United Kingdom (U.K.) corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd's syndicates. Lloyd's has a closing agreement with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. ACE's Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Starting in tax year 2014, Combined Insurance and its life subsidiary will join the ACE Group Holdings consolidated return. For tax years prior to 2014, Combined Insurance and its life subsidiary filed a separate consolidated U.S. tax return. Should ACE Group Holdings pay a dividend to ACE, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to ACE. Certain international operations of ACE are also subject to income taxes imposed by the jurisdictions in which they operate.

ACE is not subject to income taxation other than as stated above.  There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require ACE to change the way it operates or becomes subject to taxation.

ACE's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. Domestic operations for the years ended December 31, 2014, 2013, and 2012 are not considered significant to the consolidated income before income taxes for the respective periods.

The following table presents the provision for income taxes:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Current tax expense	$481	$231	$305
Deferred tax expense (benefit)	153	249	(35)
Provision for income taxes	$634	$480	$270

The most significant jurisdictions contributing to the overall taxation of ACE are calculated using the following rates: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 35.0 percent, and U.K. 21.5 percent. The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Expected tax provision at Swiss statutory tax rate	$273	$331	$233
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	224	124	129
Change to deferred taxes related to unrealized foreign exchange losses (1)	139	—	—
Tax-exempt interest and dividends received deduction, net of proration	(33)	(27)	(24)
Net withholding taxes	33	27	23
Favorable resolution of prior years' tax matters and closing statutes of limitations	(1)	(5)	(124)
Change in valuation allowance (1)	(20)	4	4
Other	19	26	29
Total provision for income taxes	$634	$480	$270

(1) Includes charge to deferred taxes related to non-recognition of foreign tax credits related to unrealized foreign exchange losses. Includes $71 million of net charges related to income taxes to correct prior periods. Such amounts are not material to any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the components of the net deferred tax assets:

	December 31	December 31
(in millions of U.S. dollars)	2014	2013
Deferred tax assets:
Loss reserve discount	$794	$807
Unearned premiums reserve	99	93
Foreign tax credits	1,103	1,236
Investments	9	3
Provision for uncollectible balances	81	78
Loss carry-forwards	40	54
Compensation related amounts	185	177
Other	—	7
Total deferred tax assets	2,311	2,455
Deferred tax liabilities:
Deferred policy acquisition costs	213	138
VOBA and other intangible assets	321	351
Un-remitted foreign earnings	939	982
Unrealized appreciation on investments	406	210
Depreciation	77	66
Other	43	28
Total deferred tax liabilities	1,999	1,775
Valuation allowance	17	64
Net deferred tax assets	$295	$616

The valuation allowance of $17 million at December 31, 2014, and $64 million at December 31, 2013, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income and the inability of ACE Group Holdings and its subsidiaries to use foreign tax credits. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2014, ACE has net operating loss carry-forwards, primarily from foreign jurisdictions, of $113 million which, if unused, will expire in the years 2015 through 2032, and a foreign tax credit carry-forward in the amount of $129 million which, if unused, will expire in the years 2015 through 2024.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2014	2013
Balance, beginning of year	$27	$26
Additions based on tax provisions related to the current year	2	5
Reductions for the lapse of the applicable statutes of limitations	(6)	(4)
Balance, end of year	$23	$27

At December 31, 2014 and 2013, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, were $6 million and $5 million, respectively. At December 31, 2014 and 2013, $17 million and $22 million, respectively, of unrecognized tax benefits would not affect the effective tax rate, if recognized, as the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

ACE recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Tax-related interest expense (income) and penalties reported in the consolidated statements of operations for the years ended December 31, 2014 and 2013 were $(1) million in both years and $(8) million in 2012. At December 31, 2014 and 2013, ACE recorded $9 million and $11 million, respectively, in liabilities for tax-related interest and penalties in our consolidated balance sheets.

In April 2012, ACE reached final settlement with the IRS Appeals Division regarding several issues raised by the IRS Examination Division in its federal tax returns for 2005, 2006, and 2007. The settlement of these issues had no net impact on our results of operations. In addition, the IRS completed its field examination of ACE’s federal tax returns for 2008 and 2009 during June 2012. No material adjustments resulted from this examination. During 2012, ACE recognized a $124 million benefit resulting from the favorable resolution of various prior years' tax matters and the closing of statutes of limitations. During 2013 and 2014, ACE reduced the amount of unrecognized tax benefits by $5 million and $1 million, respectively, resulting from the closing of applicable statutes of limitations. The IRS commenced its field examination of ACE’s federal tax returns for 2010, 2011 and 2012 during October 2014. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2014	2013	Early Redemption Option
Short-term debt
ACE INA senior notes:
$500 million 5.875% due June 2014	$—	$500	Make-whole premium plus 0.20%
$450 million 5.6% due May 2015	450	—	Make-whole premium plus 0.35%
$700 million 2.6% due November 2015	700	—	Make-whole premium plus 0.20%
Repurchase agreements (weighted average interest rate of 0.3%)	1,402	1,401	None
Total short-term debt	$2,552	$1,901
Long-term debt
ACE INA senior notes:
$450 million 5.6% due May 2015	$—	$449	Make-whole premium plus 0.35%
$700 million 2.6% due November 2015	—	700	Make-whole premium plus 0.20%
$500 million 5.7% due February 2017	500	500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	300	300	Make-whole premium plus 0.35%
$500 million 5.9% due June 2019	500	500	Make-whole premium plus 0.40%
$475 million 2.7% due March 2023	474	473	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	699	—	Make-whole premium plus 0.15%
$300 million 6.7% due May 2036	299	299	Make-whole premium plus 0.20%
$475 million 4.15% due March 2043	474	474	Make-whole premium plus 0.15%
ACE INA $100 million 8.875% debentures due August 2029	100	100	None
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	11	12	None
Total long-term debt	$3,357	$3,807
Trust preferred securities
ACE INA capital securities due April 2030	$309	$309	Redemption price(1)

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

b) Long-term debt
In May 2014, ACE INA issued $700 million of 3.35 percent senior notes due May 2024. In June 2014, ACE INA's $500 million of 5.875 percent senior notes matured and were fully paid.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

In relation to certain debt issuances, ACE from time to time enters into interest rate swap transactions for the purpose of either fixing or reducing borrowing costs. Although the use of these interest rate swaps has the economic effect of fixing or reducing borrowing costs on a net basis, gross interest expense on the related debt issuances is included in Interest expense while the settlements related to the interest rate swaps are reflected in Net realized gains (losses) in the consolidated statements of operations. At December 31, 2014, ACE had no in-force interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31, 2014			December 31, 2013
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$12	$(7)	$1,329	$3	$(4)	$1,202
Cross-currency swaps	OA / (AP)	—	—	95	—	—	50
Futures contracts on money market instruments	OA / (AP)	—	—	2,467	3	—	3,910
Options/Futures contracts on notes and bonds	OA / (AP)	6	(29)	1,636	13	(2)	871
Convertible securities(1)	FM AFS/ES	291	—	267	302	—	254
		$309	$(36)	$5,794	$321	$(6)	$6,287
Other derivative instruments
Futures contracts on equities(2)	OA / (AP)	$—	$(21)	$1,384	$—	$(60)	$1,692
Options on equity market indices(2)	OA / (AP)	2	—	250	6	—	250
Other	OA / (AP)	—	(4)	10	—	(2)	8
		$2	$(25)	$1,644	$6	$(62)	$1,950
GLB(3)	(AP) / (FPB)	$—	$(663)	$675	$—	$(427)	$277

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At December 31, 2014 and 2013, derivative liabilities of $34 million and $41 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

At December 31, 2014 and 2013, our repurchase obligations of $1,402 million and $1,401 million, respectively, were fully collateralized. At December 31, 2014 and 2013, our securities lending payable was $1,331 million and $1,633 million, respectively, and our securities lending collateral was $1,330 million and $1,632 million, respectively.  The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement.  An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.  In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Investment and embedded derivative instruments
Foreign currency forward contracts	$29	$11	$(9)
All other futures contracts and options	(118)	61	(22)
Convertible securities(1)	(18)	6	25
Total investment and embedded derivative instruments	$(107)	$78	$(6)
GLB and other derivative instruments
GLB(2)	$(217)	$878	$171
Futures contracts on equities(3)	(164)	(555)	(273)
Options on equity market indices(3)	(4)	(24)	(24)
Other	50	(2)	(4)
Total GLB and other derivative instruments	$(335)	$297	$(130)
	$(442)	$375	$(136)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

Exchange-traded equity futures contracts are used to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, an increase in reserves for GMDB and GLB reinsurance business.

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

Another use for option contracts is to limit exposure to a severe equity market decline, which would cause an increase in expected claims and therefore, an increase in reserves for GMDB and GLB reinsurance business.

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

(v) GLB
Under the GLB program, as the assuming entity, ACE is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as Future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of an exit price and thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.

b) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest exposures by issuer at December 31, 2014, were JP Morgan Chase & Co., General Electric Company, and Goldman Sachs Group Inc. Our largest exposure by industry at December 31, 2014 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. For the year ended December 31, 2014, and during both years ended December 31, 2013 and 2012, approximately 10 percent and 11 percent, respectively, of our gross premiums written were generated from or placed by Marsh, Inc. This entity is a large, well established company and there are no indications that it is financially troubled at December 31, 2014. No other broker and no one insured or reinsured accounted for more than 10 percent of gross premiums written in the years ended December 31, 2014, 2013, and 2012.

c) Other investments
At December 31, 2014, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.2 billion. In connection with these investments, we have commitments that may require funding of up to $1 billion over the next several years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

d) Letters of credit
We have a $1 billion unsecured operational LOC facility (adjustable to $1.5 billion upon consent of the issuers) expiring in November 2017. We are allowed to use up to $300 million of this LOC facility as an unsecured revolving credit facility. At December 31, 2014, outstanding LOCs issued under this facility were $479 million.

This facility requires that ACE Limited and/or certain of its subsidiaries continue to maintain certain covenants. ACE Limited is also required to maintain a minimum consolidated net worth covenant and a maximum leverage covenant, all of which have been met at December 31, 2014.

We did not renew our $500 million bilateral letter of credit facility that expired in June 2014. We also did not renew our $425 million series of four bilateral uncollateralized LOC facilities supporting AGM underwriting capacity for Lloyd's Syndicate 2488. We elected instead to satisfy our collateral obligations primarily by pledging additional fixed income securities from our investment portfolio into existing insurance trusts.

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

f) Lease commitments
We lease office space and equipment under operating leases which expire at various dates through 2033. Rent expense was $127 million, $128 million, and $112 million for the years ended December 31, 2014, 2013, and 2012, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the year ending December 31
(in millions of U.S. dollars)
2015	$108
2016	94
2017	77
2018	58
2019	42
Thereafter	95
Total minimum future lease commitments	$474

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Dividend approval
At our May 2012 and 2013 annual general meetings, our shareholders approved an annual dividend for the following year of $1.96 and $2.04 per share, respectively, payable in four quarterly installments of $0.49 and $0.51 per share, respectively, after the annual general meetings in the form of a distribution by way of a par value reduction. At the January 10, 2014 extraordinary general meeting, our shareholders approved a resolution to increase our quarterly dividend from $0.51 per share to $0.63 per share for the final two quarterly installments (made on January 31, 2014 and April 17, 2014) that had been earlier approved at our 2013 annual general meeting. The $0.12 per share increase for each installment was distributed from capital contribution reserves (Additional paid-in capital), a subaccount of legal reserves, and transferred to free reserves (Retained earnings) for payment, while the existing $0.51 per share was distributed by way of a par value reduction.

At our May 2014 annual general meeting, our shareholders approved an annual dividend for the following year of $2.60 per share, payable in four quarterly installments of $0.65 per share after the annual general meeting in the form of a distribution by way of a par value reduction.

Dividend distributions
Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Dividend distributions following ACE's redomestication to Switzerland have generally been made by way of par value reduction (under the methods approved by our shareholders at our annual general meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. We may also issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves. We employed this method of dividends during portions of 2012, and to effect our dividend increase that was approved by our shareholders on January 10, 2014.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Years Ended December 31
		2014		2013		2012
	CHF	USD	CHF	USD	CHF	USD
Dividends - par value reduction	2.27	$2.46	1.85	$2.02	1.38	$1.47
Dividends - distributed from capital contribution reserves	0.20	0.24	—	—	0.53	0.59
Total dividend distributions per common share	2.47	$2.70	1.85	$2.02	1.91	$2.06

Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 24.77 at December 31, 2014.

b) Shares issued, outstanding, authorized, and conditional

	Years Ended December 31
	2014	2013	2012
Shares issued, beginning and end of year	342,832,412	342,832,412	342,832,412
Common Shares in treasury, end of year (at cost)	(14,172,726)	(3,038,477)	(2,510,878)
Shares issued and outstanding, end of year	328,659,686	339,793,935	340,321,534
Common Shares issued to employee trust
Balance, beginning and end of year	(9,467)	(9,467)	(9,467)

Increases in Common Shares in treasury are due to open market repurchases of Common Shares and the surrender of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock and the forfeiture of unvested restricted stock. Decreases in Common Shares in treasury are principally due to grants of restricted stock, exercises of stock options, and purchases under the Employee Stock Purchase Plan (ESPP).

Common Shares issued to employee trust are issued by ACE to a rabbi trust for deferred compensation obligations as discussed in Note 11 e) below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Authorized share capital for general purposes
The ACE Limited Board of Directors (Board) has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes ACE's share capital from time to time until May 16, 2016, by the issuance of up to 140,000,000 fully paid up Common Shares, with a par value equal to the par value of ACE's Common Shares as set forth in the Articles of Association at the time of any such issuance.

Conditional share capital for bonds and similar debt instruments
ACE's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.77 as of December 31, 2014) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by ACE, including convertible debt instruments.

Conditional share capital for employee benefit plans
ACE's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.77 as of December 31, 2014) in connection with the exercise of option rights granted to any employee of ACE, and any consultant, director, or other person providing services to ACE.

c) ACE Limited securities repurchases
On November 21, 2013, the Board announced authorization of a share repurchase program of up to $2.0 billion of ACE's Common Shares through December 31, 2014.  This $2.0 billion authorization replaced the previous authorizations which expired on December 31, 2013.

On November 24, 2014, the Board announced authorization of a share repurchase program of $1.5 billion of ACE's Common Shares for the period January 1, 2015 through December 31, 2015 to replace the November 2013 authorization when it expired on December 31, 2014. At February 26, 2015, $1.3 billion in share repurchase authorization remained through December 31, 2015. Such repurchases may be made in the open market, in privately negotiated transactions, block trades, accelerated repurchases and/or through option or other forward transactions.

The following table presents repurchases of ACE's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Years Ended December 31			January 1, 2015 through
(in millions of U.S. dollars, except share data)	2014	2013	2012	February 26, 2015
Number of shares repurchased	13,982,358	3,266,531	100,000	1,877,463
Dollar value of shares repurchased	$1,449	$290	$7	$211

ACE repurchased these Common Shares as part of an overall capital management strategy and to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans.

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

e) Deferred compensation obligation
ACE maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by ACE to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders' equity and accounted for at historical cost in a manner similar to Common Shares in treasury. Changes in the fair value of the shares underlying the obligations are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and the related expense or income is recorded in Administrative expenses in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

ACE principally issues restricted stock grants and stock options on a graded vesting schedule. ACE recognizes compensation cost for restricted stock and stock option grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We incorporate an estimate of future forfeitures (6.5 percent assumption used for grants made in 2014, 2013, and 2012) into the determination of compensation cost for both grants of restricted stock and stock options.

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

ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, which vest in equal annual installments over the respective vesting period. The restricted stock is granted at market close price on the day of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

In May 2013, our shareholders approved an increase of eight million shares authorized to be issued under the 2004 LTIP, bringing the total shares authorized (i.e., for grant since its inception) to the sum of: (i) 38,600,000 common shares; and (ii) any shares that are represented by awards granted under the prior plans that are forfeited, expired, or are canceled after the effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to ACE to the extent that such shares would have been added back to the reserve under the terms of the applicable prior plan. At December 31, 2014, a total of 7,811,839 shares remain available for future issuance under the 2004 LTIP.

In May 2012, our shareholders approved an increase of 1,500,000 shares authorized to be issued under the ESPP bringing the total shares authorized to 4,500,000 shares.  At December 31, 2014, a total of 1,131,685 shares remain available for issuance under the ESPP.

ACE generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares (conditional share capital) and Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Stock options and shares issued under ESPP:
Pre-tax	$28	$24	$22
After-tax (1)	$19	$18	$17
Restricted stock:
Pre-tax	$128	$153	$109
After-tax	$75	$89	$64

(1)
Excludes windfall tax benefit for share-based compensation recognized as a direct adjustment to Additional paid-in capital of $28 million, $36 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Unrecognized compensation expense related to the unvested portion of ACE's employee share-based awards was $149 million at December 31, 2014, and is expected to be recognized over a weighted-average period of approximately 1 year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

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

ACE's 2014 share-based compensation expense includes a portion of the cost related to the 2011 through 2014 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Years Ended December 31
	2014	2013	2012
Dividend yield	2.7%	2.4%	2.7%
Expected volatility	25.2%	27.8%	29.8%
Risk-free interest rate	1.7%	1.0%	1.1%
Expected life	5.8 years	5.8 years	5.8 years

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

The following table presents a roll-forward of ACE's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2011	10,579,507	$49.78
Granted	1,462,103	$73.36	$15.58
Exercised	(2,401,869)	$42.50		$78
Forfeited	(190,082)	$61.87
Options outstanding, December 31, 2012	9,449,659	$55.03
Granted	1,821,063	$85.41	$17.29
Exercised	(1,658,671)	$48.17		$70
Forfeited	(115,195)	$72.50
Options outstanding, December 31, 2013	9,496,856	$61.84
Granted	1,782,903	$96.77	$18.00
Exercised	(1,511,948)	$54.84		$73
Forfeited	(143,825)	$84.52
Options outstanding, December 31, 2014	9,623,986	$69.06		$441
Options exercisable, December 31, 2014	6,313,668	$58.24		$358

The weighted-average remaining contractual term was 6.0 years for stock options outstanding and 4.7 years for stock options exercisable at December 31, 2014. Cash received from the exercise of stock options for the year ended December 31, 2014 was $83 million.

Restricted stock and restricted stock units
Grants of restricted stock and restricted stock units granted under the 2004 LTIP typically have a 4-year vesting period, based on a graded vesting schedule. ACE also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting. The restricted stock is granted at market close price on the grant date. Each restricted stock unit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

represents our obligation to deliver to the holder one Common Share upon vesting. ACE's 2014 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2010 through 2014.

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 25,339 restricted stock awards, 20,969 restricted stock awards, and 25,669 restricted stock awards that were granted to non-management directors during the years ended December 31, 2014, 2013, and 2012, respectively:

	Number of Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2011	4,851,490	$52.20
Granted	1,589,178	$73.46
Vested	(1,923,385)	$52.71
Forfeited	(262,436)	$58.40
Unvested restricted stock, December 31, 2012	4,254,847	$59.53
Granted	1,544,485	$86.07
Vested	(1,951,494)	$57.44
Forfeited	(139,651)	$67.72
Unvested restricted stock, December 31, 2013	3,708,187	$71.38
Granted	1,669,936	$97.32
Vested	(1,660,903)	$70.01
Forfeited	(145,012)	$81.73
Unvested restricted stock, December 31, 2014	3,572,208	$83.72

During the years ended December 31, 2014, 2013, and 2012, ACE awarded 300,511 restricted stock units, 271,004 restricted stock units, and 262,549 restricted stock units, respectively, to employees and officers each with a weighted-average grant date fair value per share of $97.66, $85.44, and $73.41, respectively. At December 31, 2014, there were 643,579 unvested restricted stock units.

Prior to 2009, ACE granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. At December 31, 2014, there were 148,368 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2014, 2013, and 2012, employees paid $17 million, $14 million, and $13 million to purchase 181,901 shares, 175,437 shares, and 198,244 shares, respectively.

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

Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by ACE matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $119 million, $111 million, and $99 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Defined benefit plans
We maintain non-contributory defined benefit plans that cover certain employees, principally located in Europe, Asia, and Mexico. We also provide a defined benefit plan to certain U.S.-based employees as a result of our acquisition of Penn Millers. We account for pension benefits using the accrual method. Benefits under these plans are based on employees' years of service and compensation during final years of service. All underlying defined benefit plans are subject to periodic actuarial valuation by qualified local actuarial firms using actuarial models in calculating the pension expense and liability for each plan. We use December 31 as the measurement date for our defined benefit pension plans.

Components of accrued pension liability (included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets):

	December 31	December 31
(in millions of U.S dollars)	2014	2013
Fair value of plan assets	$588	$566
Projected benefit obligation	594	591
Accrued pension liability	$6	$25

The defined benefit pension plan contribution for 2015 is expected to be $4 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net benefit costs over the next year is $2 million.

Benefit payments were $24 million and $26 million for the years ended December 31, 2014 and 2013, respectively. Expected future payments are as follows:

For the year ending December 31
(in millions of U.S dollars)
2015	$28
2016	21
2017	22
2018	25
2019	27
2020–2024	135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

14. Other (income) expense

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Amortization of intangible assets	$108	$95	$51
Equity in net (income) loss of partially-owned entities	(231)	(119)	(80)
(Gains) losses from fair value changes in separate account assets	(2)	(16)	(29)
Federal excise and capital taxes	20	24	22
Acquisition-related costs	15	4	11
Other	8	27	19
Other (income) expense	$(82)	$15	$(6)

Other (income) expense includes Amortization of intangible assets, which is higher in 2014 due primarily to the acquisitions of Samaggi (completed June 17, 2014) and Itaú Seguros (completed October 31, 2014) and higher in 2013 compared with 2012 due primarily to the acquisitions of Fianzas Monterrey (completed April 1, 2013) and ABA Seguros (completed May 2, 2013). Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

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

The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine. ACE USA is the North American retail operating division which provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North America commercial and non-commercial enterprises and consumers. ACE Commercial Risk Services addresses the insurance needs of small and mid-sized businesses in North America by delivering a broad array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Private Risk Services provides high-value personal lines coverages for high net worth individuals and families in North America. ACE Westchester focuses on the North American wholesale distribution of excess and surplus lines property, casualty, environmental, professional liability, inland marine products and product recall coverages. ACE Bermuda provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies and covering exposures that are generally low in frequency and high in severity including excess liability, D&O, professional liability, property insurance, and political risk, the latter being written by Sovereign Risk Insurance Ltd., a wholly-owned managing agent. The run-off operations do not actively sell insurance products but are responsible for the management of certain existing policies and settlement of related claims.

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

The Insurance – Overseas General segment comprises ACE International. ACE Global Markets (AGM), and the international supplemental A&H business of Combined Insurance. ACE International comprises our retail commercial P&C, A&H, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

personal lines businesses serving territories outside the U.S., Bermuda, and Canada. ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International has five regions of operations: ACE Europe, ACE Asia Pacific, ACE Eurasia and Africa, ACE Far East, and ACE Latin America. During 2014, ACE International expanded its operations with the acquisitions of Samaggi in Thailand and Itaú Seguros in Brazil. Refer to Note 2 for additional information. ACE International writes a variety of insurance products including P&C, professional lines (directors and officers and errors and omissions), marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H (principally accident and supplemental health). AGM, our London-based international specialty and excess and surplus lines business, includes Syndicate 2488, a wholly-owned ACE syndicate. AGM offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. ACE provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. AGM uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd's worldwide licenses. AGM uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. The reinsurance operation of AGM is included in the Global Reinsurance segment. Combined Insurance distributes a wide range of supplemental A&H products.

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

Corporate includes ACE Limited, ACE Group Management and Holdings Ltd., ACE INA Holdings, Inc., and intercompany eliminations.
For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses on crop derivatives as a component of underwriting income. For 2014, underwriting income in our Insurance – North American Agriculture segment was $136 million. This amount includes $51 million of realized gains related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for 2014, Life underwriting income of $363 million includes Net investment income of $268 million and gains from fair value changes in separate account assets of $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2014 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
Net premiums written	$6,263	$1,590	$6,999	$935	$2,012	$—	$17,799
Net premiums earned	6,107	1,526	6,805	1,026	1,962	—	17,426
Losses and loss expenses	4,086	1,351	3,189	431	589	3	9,649
Policy benefits	—	—	—	—	517	—	517
Policy acquisition costs	634	81	1,625	257	478	—	3,075
Administrative expenses	678	9	1,026	54	285	193	2,245
Underwriting income (loss)	709	85	965	284	93	(196)	1,940
Net investment income	1,085	26	545	316	268	12	2,252
Net realized gains (losses) including OTTI	(67)	54	(78)	(29)	(383)	(4)	(507)
Interest expense	9	—	6	4	11	250	280
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(2)	—	(2)
Other	(101)	33	11	(54)	2	29	(80)
Income tax expense (benefit)	306	33	378	38	46	(167)	634
Net income (loss)	$1,513	$99	$1,037	$583	$(79)	$(300)	$2,853

For the Year Ended December 31, 2013 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
Net premiums written	$5,915	$1,627	$6,520	$991	$1,972	$—	$17,025
Net premiums earned	5,721	1,678	6,333	976	1,905	—	16,613
Losses and loss expenses	3,776	1,524	3,062	396	582	8	9,348
Policy benefits	—	—	—	—	515	—	515
Policy acquisition costs	597	53	1,453	197	358	1	2,659
Administrative expenses	601	11	1,008	50	343	198	2,211
Underwriting income (loss)	747	90	810	333	107	(207)	1,880
Net investment income	1,021	26	539	280	251	27	2,144
Net realized gains (losses) including OTTI	72	1	18	53	360	—	504
Interest expense	5	1	5	5	15	244	275
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(16)	—	(16)
Other	(58)	32	39	(19)	13	24	31
Income tax expense (benefit)	347	20	222	36	34	(179)	480
Net income (loss)	$1,546	$64	$1,101	$644	$672	$(269)	$3,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

For the Year Ended December 31, 2012 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
Net premiums written	$5,349	$1,859	$5,863	$1,025	$1,979	$—	$16,075
Net premiums earned	5,147	1,872	5,740	1,002	1,916	—	15,677
Losses and loss expenses	3,715	1,911	2,862	553	611	1	9,653
Policy benefits	—	—	—	—	521	—	521
Policy acquisition costs	558	28	1,353	172	334	1	2,446
Administrative expenses	608	(7)	935	51	328	181	2,096
Underwriting income (loss)	266	(60)	590	226	122	(183)	961
Net investment income	1,066	25	521	290	251	28	2,181
Net realized gains (losses) including OTTI	41	1	103	6	(72)	(1)	78
Interest expense	12	—	5	4	12	217	250
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(29)	—	(29)
Other	(41)	32	3	(15)	25	19	23
Income tax expense (benefit)	229	(29)	133	15	58	(136)	270
Net income (loss)	$1,173	$(37)	$1,073	$518	$235	$(256)	$2,706
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.
The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Year Ended December 31, 2014
Insurance – North American P&C	$1,662	$4,032	$413	$6,107
Insurance – North American Agriculture	1,526	—	—	1,526
Insurance – Overseas General	2,948	1,573	2,284	6,805
Global Reinsurance	551	475	—	1,026
Life	—	—	1,962	1,962
	$6,687	$6,080	$4,659	$17,426
For the Year Ended December 31, 2013
Insurance – North American P&C	$1,489	$3,847	$385	$5,721
Insurance – North American Agriculture	1,678	—	—	1,678
Insurance – Overseas General	2,672	1,479	2,182	6,333
Global Reinsurance	543	433	—	976
Life	—	—	1,905	1,905
	$6,382	$5,759	$4,472	$16,613
For the Year Ended December 31, 2012
Insurance – North American P&C	$1,370	$3,406	$371	$5,147
Insurance – North American Agriculture	1,872	—	—	1,872
Insurance – Overseas General	2,236	1,379	2,125	5,740
Global Reinsurance	495	507	—	1,002
Life	—	—	1,916	1,916
	$5,973	$5,292	$4,412	$15,677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America		Asia Pacific/Far East	Latin America
Years Ended December 31		Europe(1)
2014	58%	16%	16%	10%
2013	58%	17%	16%	9%
2012	60%	17%	16%	7%
(1) Europe includes Eurasia and Africa region.

16. Earnings per share

	Years Ended December 31
(in millions of U.S. dollars, except share and per share data)	2014	2013	2012
Numerator:
Net income	$2,853	$3,758	$2,706
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	335,609,899	340,906,490	339,843,438
Denominator for diluted earnings per share:
Share-based compensation plans	3,376,388	3,241,085	2,903,512
Weighted-average shares outstanding and assumed conversions	338,986,287	344,147,575	342,746,950
Basic earnings per share	$8.50	$11.02	$7.96
Diluted earnings per share	$8.42	$10.92	$7.89
Potential anti-dilutive share conversions	1,024,788	1,031,297	896,591

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years.

17. Related party transactions

The ACE Foundation – Bermuda is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally ACE management. ACE maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda (Borrower), the balance of which was $25 million and $26 million, at December 31, 2014 and 2013, respectively. The receivable is included in Other assets in the consolidated balance sheets. The Borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to ACE employees at rates established by independent, professional real estate appraisers. The Borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, we report the demand note at the lower of its principal value or the fair value of assets held by the Borrower to repay the loan, including the real estate properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

18. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2014 amounts below are based on estimates.

ACE's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2015 without prior approval totals $3.8 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2014, 2013, and 2012. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $13.7 billion for both December 31, 2014 and 2013.

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2014	2013
Statutory capital and surplus
Property and casualty	$25,367	$23,791
Life	$1,455	$1,693

	Year Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Statutory net income (loss)
Property and casualty	$3,368	$3,333	$2,683
Life	$(248)	$409	$199

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on ACE's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $158 million at both December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

19. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014, 2013, and 2012 for ACE Limited (Parent Guarantor) and ACE INA Holdings, Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other ACE Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at December 31, 2014

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$30	$225	$62,649	$—	$62,904
Cash(1)	—	1	1,209	(555)	655
Insurance and reinsurance balances receivable	—	—	6,178	(752)	5,426
Reinsurance recoverable on losses and loss expenses	—	—	20,992	(9,000)	11,992
Reinsurance recoverable on policy benefits	—	—	1,194	(977)	217
Value of business acquired	—	—	466	—	466
Goodwill and other intangible assets	—	—	5,724	—	5,724
Investments in subsidiaries	29,497	18,762	—	(48,259)	—
Due from subsidiaries and affiliates, net	583	—	—	(583)	—
Other assets	4	295	14,196	(3,631)	10,864
Total assets	$30,114	$19,283	$112,608	$(63,757)	$98,248
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,770	$(8,455)	$38,315
Unearned premiums	—	—	9,958	(1,736)	8,222
Future policy benefits	—	—	5,731	(977)	4,754
Due to subsidiaries and affiliates, net	—	422	161	(583)	—
Affiliated notional cash pooling programs(1)	246	309	—	(555)	—
Short-term debt	—	1,150	1,402	—	2,552
Long-term debt	—	3,345	12	—	3,357
Trust preferred securities	—	309	—	—	309
Other liabilities	281	1,404	12,659	(3,192)	11,152
Total liabilities	527	6,939	76,693	(15,498)	68,661
Total shareholders’ equity	29,587	12,344	35,915	(48,259)	29,587
Total liabilities and shareholders’ equity	$30,114	$19,283	$112,608	$(63,757)	$98,248

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2013

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$32	$10	$60,886	$—	$60,928
Cash(1)	—	16	748	(185)	579
Insurance and reinsurance balances receivable	—	—	5,835	(809)	5,026
Reinsurance recoverable on losses and loss expenses	—	—	20,057	(8,830)	11,227
Reinsurance recoverable on policy benefits	—	—	1,215	(997)	218
Value of business acquired	—	—	536	—	536
Goodwill and other intangible assets	—	—	5,404	—	5,404
Investments in subsidiaries	28,351	18,105	—	(46,456)	—
Due from subsidiaries and affiliates, net	844	—	—	(844)	—
Other assets	5	258	13,788	(3,459)	10,592
Total assets	$29,232	$18,389	$108,469	$(61,580)	$94,510
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,714	$(8,271)	$37,443
Unearned premiums	—	—	9,242	(1,703)	7,539
Future policy benefits	—	—	5,612	(997)	4,615
Due to subsidiaries and affiliates, net	—	714	130	(844)	—
Affiliated notional cash pooling programs(1)	185	—	—	(185)	—
Short-term debt	—	500	1,401	—	1,901
Long-term debt	—	3,795	12	—	3,807
Trust preferred securities	—	309	—	—	309
Other liabilities	222	1,318	11,655	(3,124)	10,071
Total liabilities	407	6,636	73,766	(15,124)	65,685
Total shareholders’ equity	28,825	11,753	34,703	(46,456)	28,825
Total liabilities and shareholders’ equity	$29,232	$18,389	$108,469	$(61,580)	$94,510

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,799	$—	$17,799
Net premiums earned	—	—	17,426	—	17,426
Net investment income	2	2	2,248	—	2,252
Equity in earnings of subsidiaries	2,707	791	—	(3,498)	—
Net realized gains (losses) including OTTI	—	53	(560)	—	(507)
Losses and loss expenses	—	—	9,649	—	9,649
Policy benefits	—	—	517	—	517
Policy acquisition costs and administrative expenses	78	26	5,216	—	5,320
Interest (income) expense	(35)	277	38	—	280
Other (income) expense	(201)	27	92	—	(82)
Income tax expense (benefit)	14	(94)	714	—	634
Net income	$2,853	$610	$2,888	$(3,498)	$2,853
Comprehensive income	$2,892	$583	$2,926	$(3,509)	$2,892

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,025	$—	$17,025
Net premiums earned	—	—	16,613	—	16,613
Net investment income	2	3	2,139	—	2,144
Equity in earnings of subsidiaries	3,580	942	—	(4,522)	—
Net realized gains (losses) including OTTI	—	(2)	506	—	504
Losses and loss expenses	—	—	9,348	—	9,348
Policy benefits	—	—	515	—	515
Policy acquisition costs and administrative expenses	60	19	4,791	—	4,870
Interest (income) expense	(32)	270	37	—	275
Other (income) expense	(221)	27	209	—	15
Income tax expense (benefit)	17	(108)	571	—	480
Net income	$3,758	$735	$3,787	$(4,522)	$3,758
Comprehensive income (loss)	$2,023	$(230)	$2,051	$(1,821)	$2,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$16,075	$—	$16,075
Net premiums earned	—	—	15,677	—	15,677
Net investment income	1	3	2,177	—	2,181
Equity in earnings of subsidiaries	2,590	911	—	(3,501)	—
Net realized gains (losses) including OTTI	17	—	61	—	78
Losses and loss expenses	—	—	9,653	—	9,653
Policy benefits	—	—	521	—	521
Policy acquisition costs and administrative expenses	62	28	4,452	—	4,542
Interest (income) expense	(33)	235	48	—	250
Other (income) expense	(137)	9	122	—	(6)
Income tax expense (benefit)	10	(110)	370	—	270
Net income	$2,706	$752	$2,749	$(3,501)	$2,706
Comprehensive income	$3,682	$1,209	$3,724	$(4,933)	$3,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$541	$210	$4,419	$(674)	$4,496
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(15,816)	263	(15,553)
Purchases of fixed maturities held to maturity	—	—	(267)	—	(267)
Purchases of equity securities	—	—	(251)	—	(251)
Sales of fixed maturities available for sale	—	—	7,750	(268)	7,482
Sales of equity securities	—	—	670	—	670
Maturities and redemptions of fixed maturities available for sale	—	—	6,413	—	6,413
Maturities and redemptions of fixed maturities held to maturity	—	—	875	—	875
Net change in short-term investments	—	(216)	(392)	5	(603)
Net derivative instruments settlements	—	53	(283)	—	(230)
Acquisition of subsidiaries (net of cash acquired of $20)	—	—	(766)	—	(766)
Capital contribution	—	(258)	—	258	—
Other	—	(8)	(266)	—	(274)
Net cash flows used for investing activities	—	(429)	(2,333)	258	(2,504)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	—	—	—	(862)
Common Shares repurchased	—	—	(1,429)	—	(1,429)
Proceeds from issuance of long-term debt	—	699	—	—	699
Proceeds from issuance of short-term debt	—	—	1,978	—	1,978
Repayment of long-term debt	—	(500)	(1)	—	(501)
Repayment of short-term debt	—	—	(1,977)	—	(1,977)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	127	—	127
Advances (to) from affiliates	260	(298)	38	—	—
Dividends to parent company	—	—	(674)	674	—
Capital contribution	—	—	258	(258)	—
Net proceeds from affiliated notional cash pooling programs(1)	61	309	—	(370)	—
Other	—	(6)	194	—	188
Net cash flows (used for) from financing activities	(541)	204	(1,486)	46	(1,777)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(139)	—	(139)
Net (decrease) increase in cash	—	(15)	461	(370)	76
Cash – beginning of year(1)	—	16	748	(185)	579
Cash – end of year(1)	$—	$1	$1,209	$(555)	$655

(1)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2014 and 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$970	$(107)	$3,984	$(825)	$4,022
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(21,504)	106	(21,398)
Purchases of fixed maturities held to maturity	—	—	(447)	—	(447)
Purchases of equity securities	—	—	(264)	—	(264)
Sales of fixed maturities available for sale	—	—	10,519	(106)	10,413
Sales of equity securities	—	—	142	—	142
Maturities and redemptions of fixed maturities available for sale	—	—	6,941	—	6,941
Maturities and redemptions of fixed maturities held to maturity	—	—	1,488	—	1,488
Net change in short-term investments	(1)	4	521	—	524
Net derivative instruments settlements	—	(1)	(470)	—	(471)
Acquisition of subsidiaries (net of cash acquired of $38)	—	—	(977)	—	(977)
Capital contribution	(133)	(1,097)	—	1,230	—
Other	—	(4)	(389)	—	(393)
Net cash flows used for investing activities	(134)	(1,098)	(4,440)	1,230	(4,442)
Cash flows from financing activities
Dividends paid on Common Shares	(517)	—	—	—	(517)
Common Shares repurchased	—	—	(287)	—	(287)
Proceeds from issuance of long-term debt	—	947	—	—	947
Proceeds from the issuance of short-term debt	—	—	2,572	—	2,572
Repayment of short-term debt	—	—	(2,572)	—	(2,572)
Proceeds from share-based compensation plans, including windfall tax benefits	14	—	121	—	135
Advances (to) from affiliates	(621)	621	—	—	—
Dividends to parent company	—	—	(825)	825	—
Capital contribution	—	—	1,230	(1,230)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	185	(349)	—	164	—
Other	—	—	113	—	113
Net cash flows (used for) from financing activities	(939)	1,219	352	(241)	391
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net (decrease) increase in cash	(103)	14	(111)	164	(36)
Cash – beginning of year(1)	103	2	859	(349)	615
Cash – end of year(1)	$—	$16	$748	$(185)	$579

(1)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2013 and 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$573	$296	$3,876	$(750)	$3,995
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(24,076)	115	(23,961)
Purchases of fixed maturities held to maturity	—	—	(388)	—	(388)
Purchases of equity securities	—	—	(135)	—	(135)
Sales of fixed maturities available for sale	—	—	14,884	(115)	14,769
Sales of equity securities	—	—	119	—	119
Maturities and redemptions of fixed maturities available for sale	—	—	5,523	—	5,523
Maturities and redemptions of fixed maturities held to maturity	—	—	1,451	—	1,451
Net change in short-term investments	—	(4)	121	—	117
Net derivative instruments settlements	(1)	—	(280)	—	(281)
Capital contribution	—	(352)	(90)	442	—
Acquisition of subsidiaries (net of cash acquired of $8)	—	—	(98)	—	(98)
Other	—	(33)	(522)	—	(555)
Net cash flows used for investing activities	(1)	(389)	(3,491)	442	(3,439)
Cash flows from financing activities
Dividends paid on Common Shares	(815)	—	—	—	(815)
Common Shares repurchased	—	—	(11)	—	(11)
Proceeds from issuance of short-term debt	130	—	2,803	—	2,933
Repayment of short-term debt	(130)	—	(2,653)	—	(2,783)
Proceeds from share-based compensation plans, including windfall tax benefits	34	—	92	—	126
Advances from (to) affiliates	206	(201)	(5)	—	—
Dividends to parent company	—	—	(750)	750	—
Capital contribution	—	90	352	(442)	—
Net proceeds from affiliated notional cash pooling programs(1)	—	201	—	(201)	—
Net cash flows (used for) from financing activities	(575)	90	(172)	107	(550)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Net increase (decrease) in cash	(3)	(3)	208	(201)	1
Cash – beginning of year(1)	106	5	651	(148)	614
Cash – end of year(1)	$103	$2	$859	$(349)	$615

(1)
ACE maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2012 and 2011, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ACE Limited and Subsidiaries

20. Condensed unaudited quarterly financial data

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2014	2014	2014	2014
Net premiums earned	$3,970	$4,332	$4,754	$4,370
Net investment income	553	556	566	577
Net realized gains (losses) including OTTI	(104)	(73)	(120)	(210)
Total revenues	$4,419	$4,815	$5,200	$4,737
Losses and loss expenses	$2,161	$2,388	$2,684	$2,416
Policy benefits	$114	$144	$125	$134
Net income (1)	$734	$779	$785	$555
Basic earnings per share	$2.16	$2.30	$2.35	$1.68
Diluted earnings per share	$2.14	$2.28	$2.32	$1.66

(1) Net income for the three months ended December 31, 2014 includes $89 million of net charges related to income taxes to correct prior periods. Such amounts are not material to any period presented.

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2013	2013	2013	2013
Net premiums earned	$3,573	$4,067	$4,610	$4,363
Net investment income	531	534	522	557
Net realized gains (losses) including OTTI	206	104	40	154
Total revenues	$4,310	$4,705	$5,172	$5,074
Losses and loss expenses	$1,926	$2,250	$2,655	$2,517
Policy benefits	$131	$110	$138	$136
Net income	$953	$891	$916	$998
Basic earnings per share	$2.80	$2.61	$2.68	$2.93
Diluted earnings per share	$2.77	$2.59	$2.66	$2.90

SCHEDULE I
ACE Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2014 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$2,741	$2,820	$2,820
Foreign	14,703	15,242	15,242
Corporate securities	16,897	17,431	17,431
Mortgage-backed securities	10,011	10,286	10,286
States, municipalities, and political subdivisions	3,474	3,616	3,616
Total fixed maturities available for sale	47,826	49,395	49,395
Fixed maturities held to maturity
U.S. Treasury and agency	832	850	832
Foreign	916	963	916
Corporate securities	2,323	2,423	2,323
Mortgage-backed securities	1,983	2,039	1,983
States, municipalities, and political subdivisions	1,277	1,314	1,277
Total fixed maturities held to maturity	7,331	7,589	7,331
Equity securities
Industrial, miscellaneous, and all other	440	510	510
Short-term investments	2,322	2,322	2,322
Other investments	2,999	3,346	3,346
Total investments - other than investments in related parties	$60,918	$63,162	$62,904

SCHEDULE II
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2014	2013
Assets
Investments in subsidiaries and affiliates on equity basis	$29,497	$28,351
Short-term investments	1	2
Other investments, at cost	29	30
Total investments	29,527	28,383
Due from subsidiaries and affiliates, net	583	844
Other assets	4	5
Total assets	$30,114	$29,232
Liabilities
Affiliated notional cash pooling programs(1)	$246	$185
Accounts payable, accrued expenses, and other liabilities	281	222
Total liabilities	527	407
Shareholders' equity
Common Shares	8,055	8,899
Common Shares in treasury	(1,448)	(255)
Additional paid-in capital	5,145	5,238
Retained earnings	16,644	13,791
Accumulated other comprehensive income	1,191	1,152
Total shareholders' equity	29,587	28,825
Total liabilities and shareholders' equity	$30,114	$29,232

(1) ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2014 and 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Revenues
Investment income, including interest income	$37	$34	$34
Equity in net income of subsidiaries and affiliates	2,707	3,580	2,590
Net realized gains (losses)	—	—	17
	2,744	3,614	2,641
Expenses
Administrative and other (income) expense	(123)	(161)	(75)
Income tax expense	14	17	10
	(109)	(144)	(65)
Net income	$2,853	$3,758	$2,706
Comprehensive income	$2,892	$2,023	$3,682

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
ACE Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2014	2013	2012
Net cash flows from operating activities(1)	$541	$970	$573
Cash flows from investing activities
Net change in short-term investments	—	(1)	—
Net derivative instruments settlements	—	—	(1)
Capital contribution	—	(133)	—
Net cash flows used for investing activities	—	(134)	(1)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	(517)	(815)
Proceeds from issuance of short-term debt	—	—	130
Repayment of short-term debt	—	—	(130)
Proceeds from share-based compensation plans	—	14	34
Advances (to) from affiliates	260	(621)	206
Net proceeds from affiliated notional cash pooling programs(2)	61	185	—
Net cash flows used for financing activities	(541)	(939)	(575)
Net decrease in cash	—	(103)	(3)
Cash – beginning of year	—	103	106
Cash – end of year	$—	$—	$103

(1) Includes cash dividends received from subsidiaries of $300 million, $825 million, and $450 million in 2014, 2013, and 2012, respectively.
(2) ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2014 and 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV
ACE Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2014, 2013, and 2012 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2014
Property and Casualty	$14,784	$4,940	$2,923	$12,767	23%
Accident and Health	3,971	434	141	3,678	4%
Life	800	91	272	981	28%
Total	$19,555	$5,465	$3,336	$17,426	19%
2013
Property and Casualty	$14,286	$5,160	$3,015	$12,141	25%
Accident and Health	3,885	486	168	3,567	5%
Life	685	76	296	905	33%
Total	$18,856	$5,722	$3,479	$16,613	21%
2012
Property and Casualty	$13,395	$4,918	$2,788	$11,265	25%
Accident and Health	3,751	442	190	3,499	5%
Life	656	67	324	913	35%
Total	$17,802	$5,427	$3,302	$15,677	21%

SCHEDULE VI
ACE Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2014, 2013, and 2012 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2014	$2,057	$27,008	$8,222	$16,445	$2,071	$10,176	$(527)	$2,805	$9,235	$16,787
2013	$1,865	$26,831	$7,539	$15,708	$1,977	$9,878	$(530)	$2,447	$8,977	$16,069
2012	$1,757	$26,547	$6,864	$14,764	$2,018	$10,132	$(479)	$2,254	$9,219	$15,107