Form 10-Q
period 2015-03-31
ACE Ltd
filed 2015-04-29
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 15, 2015 was 326,592,412.

ACE LIMITED

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2015	2014
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $48,384 and $47,826)	$50,410	$49,395
(includes hybrid financial instruments of $284 and $274)
Fixed maturities held to maturity, at amortized cost (fair value – $7,307 and $7,589)	6,982	7,331
Equity securities, at fair value (cost – $447 and $440)	536	510
Short-term investments, at fair value and amortized cost	2,536	2,322
Other investments (cost – $3,096 and $2,999)	3,430	3,346
Total investments	63,894	62,904
Cash	948	655
Securities lending collateral	1,033	1,330
Accrued investment income	530	552
Insurance and reinsurance balances receivable	5,026	5,426
Reinsurance recoverable on losses and loss expenses	11,588	11,992
Reinsurance recoverable on policy benefits	215	217
Deferred policy acquisition costs	2,683	2,601
Value of business acquired	440	466
Goodwill and other intangible assets	5,516	5,724
Prepaid reinsurance premiums	1,981	2,026
Deferred tax assets	224	295
Investments in partially-owned insurance companies	590	504
Other assets	3,730	3,556
Total assets	$98,398	$98,248
Liabilities
Unpaid losses and loss expenses	$37,326	$38,315
Unearned premiums	8,182	8,222
Future policy benefits	4,744	4,754
Insurance and reinsurance balances payable	4,198	4,095
Securities lending payable	1,034	1,331
Accounts payable, accrued expenses, and other liabilities	6,194	5,726
Short-term debt	2,552	2,552
Long-term debt	4,157	3,357
Trust preferred securities	309	309
Total liabilities	68,696	68,661
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 and CHF 24.77 par value; 342,832,412 shares issued; 327,084,762 and 328,659,686 shares outstanding)	7,833	8,055
Common Shares in treasury (15,747,650 and 14,172,726 shares)	(1,645)	(1,448)
Additional paid-in capital	5,037	5,145
Retained earnings	17,325	16,644
Accumulated other comprehensive income (AOCI)	1,152	1,191
Total shareholders’ equity	29,702	29,587
Total liabilities and shareholders’ equity	$98,398	$98,248
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2015	2014
Revenues
Net premiums written	$4,076	$4,185
Increase in unearned premiums	(149)	(215)
Net premiums earned	3,927	3,970
Net investment income	551	553
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(13)	(12)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	1
Net OTTI losses recognized in income	(13)	(11)
Net realized gains (losses) excluding OTTI losses	(76)	(93)
Total net realized gains (losses) (includes $(3) and $6 reclassified from AOCI)	(89)	(104)
Total revenues	4,389	4,419
Expenses
Losses and loss expenses	2,122	2,161
Policy benefits	142	114
Policy acquisition costs	707	728
Administrative expenses	554	535
Interest expense	68	71
Other (income) expense	(5)	(17)
Total expenses	3,588	3,592
Income before income tax	801	827
Income tax expense (benefit) (includes $4 and $(3) on reclassified unrealized gains and losses)	120	93
Net income	$681	$734
Other comprehensive income (loss)
Unrealized appreciation	$441	$519
Reclassification adjustment for net realized (gains) losses included in net income	3	(6)
	444	513
Change in:
Cumulative translation adjustment	(421)	(33)
Pension liability	13	(8)
Other comprehensive income, before income tax	36	472
Income tax expense related to OCI items	(75)	(98)
Other comprehensive income (loss)	(39)	374
Comprehensive income	$642	$1,108
Earnings per share
Basic earnings per share	$2.08	$2.16
Diluted earnings per share	$2.05	$2.14
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
Common Shares
Balance – beginning of period	$8,055	$8,899
Dividends declared on Common Shares – par value reduction	(222)	(175)
Balance – end of period	7,833	8,724
Common Shares in treasury
Balance – beginning of period	(1,448)	(255)
Common Shares repurchased	(340)	(332)
Net shares redeemed under employee share-based compensation plans	143	144
Balance – end of period	(1,645)	(443)
Additional paid-in capital
Balance – beginning of period	5,145	5,238
Net shares redeemed under employee share-based compensation plans	(153)	(154)
Exercise of stock options	(18)	(18)
Share-based compensation expense and other	63	52
Funding of dividends declared to Retained earnings	—	(81)
Balance – end of period	5,037	5,037
Retained earnings
Balance – beginning of period	16,644	13,791
Net income	681	734
Funding of dividends declared from Additional paid-in capital	—	81
Dividends declared on Common Shares	—	(81)
Balance – end of period	17,325	14,525
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,851	1,174
Change in period, before reclassification from AOCI, net of income tax expense of $(87) and $(90)	354	429
Amounts reclassified from AOCI, net of income tax benefit (expense) of $4 and $(3)	7	(9)
Change in period, net of income tax expense of $(83) and $(93)	361	420
Balance – end of period	2,212	1,594
Cumulative translation adjustment
Balance – beginning of period	(581)	63
Change in period, net of income tax benefit (expense) of $11 and $(8)	(410)	(41)
Balance – end of period	(991)	22
Pension liability adjustment
Balance – beginning of period	(79)	(85)
Change in period, net of income tax benefit (expense) of $(3) and $3	10	(5)
Balance – end of period	(69)	(90)
Accumulated other comprehensive income	1,152	1,526
Total shareholders’ equity	$29,702	$29,369
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
Cash flows from operating activities
Net income	$681	$734
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	89	104
Amortization of premiums/discounts on fixed maturities	36	53
Deferred income taxes	7	—
Unpaid losses and loss expenses	(320)	(598)
Unearned premiums	212	270
Future policy benefits	48	56
Insurance and reinsurance balances payable	158	112
Accounts payable, accrued expenses, and other liabilities	(46)	(64)
Income taxes payable	20	15
Insurance and reinsurance balances receivable	240	264
Reinsurance recoverable on losses and loss expenses	185	478
Reinsurance recoverable on policy benefits	2	(2)
Deferred policy acquisition costs	(128)	(99)
Prepaid reinsurance premiums	(32)	(52)
Other	(77)	(21)
Net cash flows from operating activities	1,075	1,250
Cash flows from investing activities
Purchases of fixed maturities available for sale	(4,305)	(3,522)
Purchases of to be announced mortgage-backed securities	(31)	—
Purchases of fixed maturities held to maturity	(21)	(30)
Purchases of equity securities	(39)	(37)
Sales of fixed maturities available for sale	2,002	2,208
Sales of equity securities	28	27
Maturities and redemptions of fixed maturities available for sale	1,481	1,550
Maturities and redemptions of fixed maturities held to maturity	324	212
Net change in short-term investments	(255)	(765)
Net derivative instruments settlements	(51)	(96)
Other	(153)	(50)
Net cash flows used for investing activities	(1,020)	(503)
Cash flows from financing activities
Dividends paid on Common Shares	(214)	(214)
Common Shares repurchased	(347)	(335)
Proceeds from issuance of long-term debt	800	—
Proceeds from issuance of short-term debt	477	426
Repayment of short-term debt	(477)	(426)
Proceeds from share-based compensation plans, including windfall tax benefits	39	40
Policyholder contract deposits	101	51
Policyholder contract withdrawals	(40)	(14)
Other	(6)	—
Net cash flows from (used for) financing activities	333	(472)
Effect of foreign currency rate changes on cash and cash equivalents	(95)	(7)
Net increase in cash	293	268
Cash – beginning of period	655	579
Cash – end of period	$948	$847
Supplemental cash flow information
Taxes paid	$96	$60
Interest paid	$48	$51
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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2014 Form 10-K.

b) Accounting guidance not yet adopted

Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board issued new guidance related to the accounting for debt issuance costs.  The new guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  The new guidance requires retrospective adoption and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have any effect on our results of operations and financial condition.

2. Acquisitions

Large Corporate Account P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On October 31, 2014, we expanded our presence in Brazil with the acquisition of the large corporate account property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for $610 million in cash, subject to a working capital adjustment under the purchase agreement expected to be finalized in the second quarter of 2015. This acquisition generated $449 million of goodwill, attributable to expected growth and profitability, none of which is currently deductible for income tax purposes, and other intangible assets of $60 million, primarily related to renewal rights, based on ACE’s preliminary purchase price allocation. Goodwill may become deductible for income tax purposes under Brazilian tax law if this acquired entity is merged with certain ACE legal entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Fireman's Fund Insurance Company High Net Worth Personal Lines Insurance Business in the U.S. (Fireman's Fund)
On April 1, 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves, from Allianz of America, Inc. for $365 million in cash. The acquisition expands our position as one of the largest high net worth personal lines insurers in the U.S. The Fireman’s Fund business is being integrated into our existing high net worth personal lines business, ACE Private Risk Services, which offers a broad range of coverage including homeowners, automobile, umbrella and excess liability, collectibles and yachts.

3. Investments

a) Fixed maturities

March 31, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,793	$98	$(2)	$2,889	$—
Foreign	14,262	761	(76)	14,947	—
Corporate securities	17,259	834	(94)	17,999	(6)
Mortgage-backed securities	10,459	362	(13)	10,808	(1)
States, municipalities, and political subdivisions	3,611	160	(4)	3,767	—
	$48,384	$2,215	$(189)	$50,410	$(7)
Held to maturity
U.S. Treasury and agency	$756	$24	$—	$780	$—
Foreign	816	57	—	873	—
Corporate securities	2,249	122	—	2,371	—
Mortgage-backed securities	1,907	77	(1)	1,983	—
States, municipalities, and political subdivisions	1,254	47	(1)	1,300	—
	$6,982	$327	$(2)	$7,307	$—

December 31, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,741	$87	$(8)	$2,820	$—
Foreign	14,703	629	(90)	15,242	—
Corporate securities	16,897	704	(170)	17,431	(7)
Mortgage-backed securities	10,011	304	(29)	10,286	(1)
States, municipalities, and political subdivisions	3,474	147	(5)	3,616	—
	$47,826	$1,871	$(302)	$49,395	$(8)
Held to maturity
U.S. Treasury and agency	$832	$20	$(2)	$850	$—
Foreign	916	47	—	963	—
Corporate securities	2,323	102	(2)	2,423	—
Mortgage-backed securities	1,983	57	(1)	2,039	—
States, municipalities, and political subdivisions	1,277	40	(3)	1,314	—
	$7,331	$266	$(8)	$7,589	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

As discussed in Note 3 d), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For both the three months ended March 31, 2015 and 2014, $4 million of net unrealized appreciation related to such securities is included in OCI. At March 31, 2015 and December 31, 2014, AOCI included cumulative net unrealized depreciation of $2 million and $3 million, respectively, related to securities remaining in the investment portfolio for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 a) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 82 percent and 83 percent of the total mortgage-backed securities at March 31, 2015 and December 31, 2014, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2015		2014
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$2,021	$2,042	$2,187	$2,206
Due after 1 year through 5 years	16,209	16,735	15,444	15,857
Due after 5 years through 10 years	15,047	15,649	15,663	16,089
Due after 10 years	4,648	5,176	4,521	4,957
	37,925	39,602	37,815	39,109
Mortgage-backed securities	10,459	10,808	10,011	10,286
	$48,384	$50,410	$47,826	$49,395
Held to maturity
Due in 1 year or less	$318	$321	$353	$355
Due after 1 year through 5 years	2,594	2,706	2,603	2,693
Due after 5 years through 10 years	1,214	1,270	1,439	1,489
Due after 10 years	949	1,027	953	1,013
	5,075	5,324	5,348	5,550
Mortgage-backed securities	1,907	1,983	1,983	2,039
	$6,982	$7,307	$7,331	$7,589

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	March 31	December 31
(in millions of U.S. dollars)	2015	2014
Cost	$447	$440
Gross unrealized appreciation	99	83
Gross unrealized depreciation	(10)	(13)
Fair value	$536	$510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

c) Investments in partially-owned insurance companies
On March 27, 2015 and April 14, 2015, we paid approximately $70 million and $20 million, respectively, to acquire 11.3 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity.  ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an innovative, independent reinsurance company. Through long-term arrangements, ACE will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, ACE is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of ACE’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. Our minority ownership interest will be accounted for under the equity method of accounting.

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

For both the three months ended March 31, 2015 and 2014, credit losses recognized in Net income for corporate securities were $4 million.

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

For the three months ended March 31, 2015 and 2014, there were no credit losses recognized in Net income for mortgage-backed securities.
The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
Fixed maturities:
OTTI on fixed maturities, gross	$(13)	$(6)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	1
OTTI on fixed maturities, net	(13)	(5)
Gross realized gains excluding OTTI	44	36
Gross realized losses excluding OTTI	(35)	(20)
Total fixed maturities	(4)	11
Equity securities:
OTTI on equity securities	—	(6)
Gross realized gains excluding OTTI	3	2
Gross realized losses excluding OTTI	(2)	(1)
Total equity securities	1	(5)
OTTI on other investments	—	—
Foreign exchange losses	(31)	(9)
Investment and embedded derivative instruments	1	(25)
Fair value adjustments on insurance derivative	(45)	(48)
S&P put options and futures	(12)	(19)
Other derivative instruments	—	(2)
Other	1	(7)
Net realized gains (losses)	$(89)	$(104)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
Balance of credit losses related to securities still held – beginning of period	$28	$37
Additions where no OTTI was previously recorded	3	2
Additions where an OTTI was previously recorded	1	2
Reductions for securities sold during the period	(10)	(6)
Balance of credit losses related to securities still held – end of period	$22	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

e) Gross unrealized loss
At March 31, 2015, there were 3,313 fixed maturities out of a total of 33,429 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $3 million. There were 78 equity securities out of a total of 306 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at March 31, 2015, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$443	$(1)	$141	$(1)	$584	$(2)
Foreign	1,747	(64)	317	(12)	2,064	(76)
Corporate securities	2,140	(79)	500	(15)	2,640	(94)
Mortgage-backed securities	1,301	(6)	560	(8)	1,861	(14)
States, municipalities, and political subdivisions	462	(3)	89	(2)	551	(5)
Total fixed maturities	6,093	(153)	1,607	(38)	7,700	(191)
Equity securities	68	(10)	—	—	68	(10)
Other investments	92	(6)	—	—	92	(6)
Total	$6,253	$(169)	$1,607	$(38)	$7,860	$(207)

	0 – 12 Months		Over 12 Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$350	$(1)	$666	$(9)	$1,016	$(10)
Foreign	2,262	(75)	375	(15)	2,637	(90)
Corporate securities	4,684	(150)	738	(22)	5,422	(172)
Mortgage-backed securities	704	(2)	1,663	(28)	2,367	(30)
States, municipalities, and political subdivisions	458	(3)	490	(5)	948	(8)
Total fixed maturities	8,458	(231)	3,932	(79)	12,390	(310)
Equity securities	101	(13)	—	—	101	(13)
Total	$8,559	$(244)	$3,932	$(79)	$12,491	$(323)

f) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements, which represent ACE's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2015 and December 31, 2014, are investments, primarily fixed maturities, totaling $16.5 billion and $16.3 billion, respectively, and cash of $102 million and $117 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2015	2014
Trust funds	$11,132	$10,838
Deposits with non-U.S. regulatory authorities	2,296	2,305
Assets pledged under repurchase agreements	1,459	1,431
Deposits with U.S. regulatory authorities	1,336	1,345
Other pledged assets	446	457
	$16,669	$16,376
g) Transfers of securities
During April 2015, we transferred securities, considered essential holdings in a diversified portfolio, with a total fair value of approximately $1.8 billion from Fixed maturities available for sale to Fixed maturities held to maturity. These securities, which we have the intent and ability to hold to maturity, will be transferred given the growth in ACE’s investment portfolio over the last several years, as well as continued efforts to manage the diversification of our global portfolio. The net unrealized appreciation at the date of the transfer will be reported in the carrying value of the transferred investments and will be amortized through OCI over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount. This transfer represents a non-cash transaction and will not impact the Consolidated Statements of Cash Flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

Guaranteed living benefits
The GLB arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. GLB’s are recorded in Accounts payable, accrued expenses, and other liabilities and Future policy benefits in the consolidated balance sheets. For GLB reinsurance, ACE estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates, and other policyholder behavior and changes in policyholder mortality.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. During the three months ended March 31, 2015, no material changes were made to actuarial or behavioral assumptions. We made minor technical refinements to the model with an unfavorable net income impact of approximately $400 thousand and $3 million for the three months ended March 31, 2015 and 2014, respectively. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2014 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2015	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,747	$1,142	$—	$2,889
Foreign	—	14,925	22	14,947
Corporate securities	—	17,832	167	17,999
Mortgage-backed securities	—	10,775	33	10,808
States, municipalities, and political subdivisions	—	3,767	—	3,767
	1,747	48,441	222	50,410
Equity securities	518	16	2	536
Short-term investments	1,469	1,067	—	2,536
Other investments	364	277	2,789	3,430
Securities lending collateral	—	1,033	—	1,033
Investment derivative instruments	21	—	—	21
Other derivative instruments	—	1	—	1
Separate account assets	1,488	86	—	1,574
Total assets measured at fair value	$5,607	$50,921	$3,013	$59,541
Liabilities:
Investment derivative instruments	$25	$—	$—	$25
Other derivative instruments	3	—	4	7
GLB(1)	—	—	451	451
Total liabilities measured at fair value	$28	$—	$455	$483

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2015 and 2014.

Fair value of alternative investments
Included in Other investments in the fair value hierarchy are investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. At March 31, 2015 and December 31, 2014, there were no probable or pending sales related to any of the investments measured at fair value using NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2015		2014
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$298	$130	$282	$145
Real Assets	3 to 7 Years	478	193	464	214
Distressed	5 to 9 Years	251	249	232	175
Private Credit	3 to 7 Years	303	181	299	190
Traditional	3 to 9 Years	910	239	895	285
Vintage	1 to 2 Years	9	—	11	1
Investment funds	Not Applicable	383	—	378	—
		$2,632	$992	$2,561	$1,010

In the first quarter of 2015, we redefined and regrouped certain alternative investment categories to better align with our management approach. The prior year amounts have been reclassified to conform to the current year presentation. Included in all categories in the above table except for Investment funds are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. Further, for all categories except for Investment funds, ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

Investment Category	Consists of investments in private equity funds:
Financial	targeting financial services companies such as financial institutions and insurance services worldwide
Real Assets	targeting investments related to hard physical assets such as real estate, infrastructure and natural resources
Distressed	targeting distressed corporate debt/credit and equity opportunities in the U.S.
Private Credit	targeting privately originated corporate debt investments including senior secured loans and subordinated bonds
Traditional	employing traditional private equity investment strategies such as buyout and growth equity globally
Vintage	made before 2002 and where the funds’ commitment periods had already expired

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	March 31, 2015	December 31, 2014
GLB(1)	$451	$406	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
March 31, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$187	$15	$2	$2,719	$4	$406
Transfers into Level 3	—	1	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	3	—	—	(20)	—	—
Net Realized Gains/Losses	—	(3)	—	—	—	—	45
Purchases	1	8	18	—	147	—	—
Sales	(1)	(3)	—	—	—	—	—
Settlements	—	(26)	—	—	(57)	—	—
Balance–End of Period	$22	$167	$33	$2	$2,789	$4	$451
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$—	$—	$—	$45

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $483 million at March 31, 2014, and $427 million at December 31, 2013, which includes a fair value derivative adjustment of $243 million and $193 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$590	$190	$—	$780	$756
Foreign	—	873	—	873	816
Corporate securities	—	2,357	14	2,371	2,249
Mortgage-backed securities	—	1,983	—	1,983	1,907
States, municipalities, and political subdivisions	—	1,300	—	1,300	1,254
	590	6,703	14	7,307	6,982
Partially-owned insurance companies	—	—	590	590	590
Total assets	$590	$6,703	$604	$7,897	$7,572
Liabilities:
Short-term debt	$—	$2,563	$—	$2,563	$2,552
Long-term debt	—	4,575	—	4,575	4,157
Trust preferred securities	—	465	—	465	309
Total liabilities	$—	$7,603	$—	$7,603	$7,018

December 31, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$659	$191	$—	$850	$832
Foreign	—	963	—	963	916
Corporate securities	—	2,408	15	2,423	2,323
Mortgage-backed securities	—	2,039	—	2,039	1,983
States, municipalities, and political subdivisions	—	1,314	—	1,314	1,277
	659	6,915	15	7,589	7,331
Partially-owned insurance companies	—	—	504	504	504
Total assets	$659	$6,915	$519	$8,093	$7,835
Liabilities:
Short-term debt	$—	$2,571	$—	$2,571	$2,552
Long-term debt	—	3,690	—	3,690	3,357
Trust preferred securities	—	462	—	462	309
Total liabilities	$—	$6,723	$—	$6,723	$6,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
GMDB
Net premiums earned	$16	$19
Policy benefits and other reserve adjustments	$9	$15
GLB
Net premiums earned	$32	$36
Policy benefits and other reserve adjustments	12	9
Net realized gains (losses)	(45)	(50)
Loss recognized in Net income	$(25)	$(23)
Less: Net cash received	28	33
Net increase in liability	$(53)	$(56)

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures held to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 7 for additional information.

At March 31, 2015 and December 31, 2014, the reported liability for GMDB reinsurance was $112 million and $111 million, respectively. At March 31, 2015 and December 31, 2014, the reported liability for GLB reinsurance was $716 million and $663 million, respectively, which includes a fair value derivative adjustment of $451 million and $406 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

6. Debt

In March 2015, ACE INA Holdings Inc. issued $800 million of 3.15 percent senior notes due March 2025. These senior notes are redeemable at any time at ACE INA Holdings Inc.'s option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate plus 0.15 percent). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

7. Commitments, contingencies, and guarantees

a) Derivative instruments
Foreign currency management
As a global company, ACE entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives discussed below. We do not hedge our net asset non-USD capital positions, however we do consider hedging for planned cross border transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2015			December 31, 2014
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$15	$(8)	$1,160	$12	$(7)	$1,329
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Futures contracts on money market instruments	OA / (AP)	1	(1)	4,355	—	—	2,467
Options/Futures contracts on notes and bonds	OA / (AP)	5	(16)	1,276	6	(29)	1,636
Convertible securities(1)	FM AFS / ES	298	—	272	291	—	267
TBAs	FM AFS	31	—	30	—	—	—
		$350	$(25)	$7,188	$309	$(36)	$5,794
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$—	$(3)	$1,340	$—	$(21)	$1,384
Options on equity market indices (2)	OA / (AP)	1	—	250	2	—	250
Other	OA / (AP)	—	(4)	10	—	(4)	10
		$1	$(7)	$1,600	$2	$(25)	$1,644
GLB(3)	(AP) / (FPB)	$—	$(716)	$748	$—	$(663)	$675

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

At March 31, 2015 and December 31, 2014, derivative liabilities of $4 million and $34 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

ACE participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At March 31, 2015 and December 31, 2014, our securities lending payable was $1,034 million and $1,331 million, respectively, and our securities lending collateral was $1,033 million and $1,330 million, respectively. The securities lending collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. At both March 31, 2015 and December 31, 2014, our repurchase agreement obligations of $1,402 million were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations.

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
Investment and embedded derivative instruments
Foreign currency forward contracts	$25	$(3)
All other futures contracts and options	(29)	(22)
Convertible securities(1)	5	—
Total investment and embedded derivative instruments	$1	$(25)
GLB and other derivative instruments
GLB(2)	$(45)	$(48)
Futures contracts on equities(3)	(11)	(17)
Options on equity market indices(3)	(1)	(2)
Other	—	(2)
Total GLB and other derivative instruments	$(57)	$(69)
	$(56)	$(94)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

Derivative instrument objectives

(i) Foreign currency exposure management
A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. ACE uses forwards to minimize the effect of fluctuating foreign currencies as discussed above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

b) Other investments
At March 31, 2015, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.2 billion. In connection with these investments, we have commitments that may require funding of up to $992 million over the next several years.

c) Taxation
At March 31, 2015, $23 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended
	March 31
	2015		2014
	CHF	USD	CHF	USD
Dividends – par value reduction	0.62	$0.65	0.45	$0.51
Dividends – distributed from capital contribution reserves	—	—	0.20	0.24
Total dividend distributions per common share	0.62	$0.65	0.65	$0.75

Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 24.15 at March 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2015, 15,747,650 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
On November 21, 2013, the Board of Directors (Board) announced authorization of a share repurchase program of up to $2.0 billion of ACE's Common Shares through December 31, 2014.

On November 24, 2014, the Board announced authorization of a share repurchase program of $1.5 billion of ACE's Common Shares for the period January 1, 2015 through December 31, 2015 to replace the November 2013 authorization when it expired on December 31, 2014.

The following table presents repurchases of ACE's Common Shares conducted in a series of open market transactions under the Board authorizations:

(in millions of U.S. dollars, except share data)	Three Months Ended March 31		April 1, 2015 through April 28, 2015
	2015	2014
Number of shares repurchased	3,027,463	3,487,882	1,351,820
Dollar value of shares repurchased	$340	$332	$149
Repurchase authorization remaining at end of period	$1,160	$1,612	$1,011

9. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of ACE’s Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the vesting period, which is also the requisite service period. On February 26, 2015, ACE granted 1,891,195 stock options with a weighted-average grant date fair value of $18.49 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The 2004 LTIP also permits grants of restricted stock and restricted stock units. ACE generally grants restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The restricted stock is granted at market close price on the grant date. On February 26, 2015, ACE granted 1,278,250 restricted stock awards and 290,475 restricted stock units to employees and officers with a grant date fair value of $114.78 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

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

Corporate includes the results of ACE’s non-insurance subsidiaries, including ACE Limited, ACE Group Management and Holdings Ltd., and ACE INA Holdings, Inc.  Corporate results consist primarily of interest expense, corporate staff expenses and other expenses not attributable to specific reportable segments, and intersegment eliminations.

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended March 31, 2014, underwriting loss in our Insurance – North American Agriculture segment was $31 million. This amount includes $2 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for the three months ended March 31, 2015, Life underwriting income of $77 million includes Net investment income of $66 million and gains from fair value changes in separate account assets of $11 million.

The following tables present the Statement of Operations by segment:

For the Three Months Ended March 31, 2015	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,430	$88	$1,794	$273	$491	$—	$4,076
Net premiums earned	1,526	64	1,637	226	474	—	3,927
Losses and loss expenses	1,035	22	814	99	152	—	2,122
Policy benefits	—	—	—	—	142	—	142
Policy acquisition costs	161	(4)	389	54	107	—	707
Administrative expenses	171	(1)	256	12	73	43	554
Underwriting income (loss)	159	47	178	61	—	(43)	402
Net investment income	263	6	138	75	66	3	551
Net realized gains (losses) including OTTI	(6)	—	(10)	(11)	(59)	(3)	(89)
Interest expense	2	—	1	1	1	63	68
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(11)	—	(11)
Other	(7)	8	17	(5)	(12)	5	6
Income tax expense (benefit)	80	10	52	8	9	(39)	120
Net income (loss)	$341	$35	$236	$121	$20	$(72)	$681

For the Three Months Ended March 31, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,418	$194	$1,771	$308	$494	$—	$4,185
Net premiums earned	1,487	103	1,612	284	484	—	3,970
Losses and loss expenses	940	126	817	126	151	1	2,161
Policy benefits	—	—	—	—	114	—	114
Policy acquisition costs	159	5	386	67	111	—	728
Administrative expenses	161	1	250	14	68	41	535
Underwriting income (loss)	227	(29)	159	77	40	(42)	432
Net investment income	270	7	132	77	64	3	553
Net realized gains (losses) including OTTI	(9)	(2)	(10)	(8)	(76)	1	(104)
Interest expense	3	—	1	1	3	63	71
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	6	—	6
Other	(20)	8	(6)	(19)	7	7	(23)
Income tax expense (benefit)	83	(7)	37	10	10	(40)	93
Net income (loss)	$422	$(25)	$249	$154	$2	$(68)	$734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Three Months Ended March 31, 2015
Insurance – North American P&C	$410	$1,015	$101	$1,526
Insurance – North American Agriculture	64	—	—	64
Insurance – Overseas General	728	382	527	1,637
Global Reinsurance	117	109	—	226
Life	—	—	474	474
	$1,319	$1,506	$1,102	$3,927
For the Three Months Ended March 31, 2014
Insurance – North American P&C	$405	$981	$101	$1,487
Insurance – North American Agriculture	103	—	—	103
Insurance – Overseas General	693	369	550	1,612
Global Reinsurance	154	130	—	284
Life	—	—	484	484
	$1,355	$1,480	$1,135	$3,970

11. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2015	2014
Numerator:
Net income	$681	$734
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	328,212,376	338,869,562
Denominator for diluted earnings per share:
Share-based compensation plans	3,480,344	3,171,174
Weighted-average shares outstanding and assumed conversions	331,692,720	342,040,736
Basic earnings per share	$2.08	$2.16
Diluted earnings per share	$2.05	$2.14
Potential anti-dilutive share conversions	715,148	657,182

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014 for ACE Limited (Parent Guarantor) and ACE INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other ACE Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at March 31, 2015

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$31	$10	$63,853	$—	$63,894
Cash(1)	2	366	658	(78)	948
Insurance and reinsurance balances receivable	—	—	5,746	(720)	5,026
Reinsurance recoverable on losses and loss expenses	—	—	20,292	(8,704)	11,588
Reinsurance recoverable on policy benefits	—	—	1,171	(956)	215
Value of business acquired	—	—	440	—	440
Goodwill and other intangible assets	—	—	5,516	—	5,516
Investments in subsidiaries	29,798	18,767	—	(48,565)	—
Due from subsidiaries and affiliates, net	233	—	—	(233)	—
Other assets	4	291	14,088	(3,612)	10,771
Total assets	$30,068	$19,434	$111,764	$(62,868)	$98,398
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,518	$(8,192)	$37,326
Unearned premiums	—	—	9,912	(1,730)	8,182
Future policy benefits	—	—	5,700	(956)	4,744
Due to subsidiaries and affiliates, net	—	103	130	(233)	—
Affiliated notional cash pooling programs(1)	78	—	—	(78)	—
Short-term debt	—	1,150	1,402	—	2,552
Long-term debt	—	4,145	12	—	4,157
Trust preferred securities	—	309	—	—	309
Other liabilities	288	1,434	12,818	(3,114)	11,426
Total liabilities	366	7,141	75,492	(14,303)	68,696
Total shareholders’ equity	29,702	12,293	36,272	(48,565)	29,702
Total liabilities and shareholders’ equity	$30,068	$19,434	$111,764	$(62,868)	$98,398

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,076	$—	$4,076
Net premiums earned	—	—	3,927	—	3,927
Net investment income	1	1	549	—	551
Equity in earnings of subsidiaries	648	204	—	(852)	—
Net realized gains (losses) including OTTI	—	—	(89)	—	(89)
Losses and loss expenses	—	—	2,122	—	2,122
Policy benefits	—	—	142	—	142
Policy acquisition costs and administrative expenses	14	6	1,241	—	1,261
Interest (income) expense	(8)	69	7	—	68
Other (income) expense	(41)	(3)	39	—	(5)
Income tax expense (benefit)	3	(26)	143	—	120
Net income	$681	$159	$693	$(852)	$681
Comprehensive income	$642	$24	$654	$(678)	$642

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,185	$—	$4,185
Net premiums earned	—	—	3,970	—	3,970
Net investment income	—	—	553	—	553
Equity in earnings of subsidiaries	702	180	—	(882)	—
Net realized gains (losses) including OTTI	—	(1)	(103)	—	(104)
Losses and loss expenses	—	—	2,161	—	2,161
Policy benefits	—	—	114	—	114
Policy acquisition costs and administrative expenses	17	6	1,240	—	1,263
Interest (income) expense	(10)	71	10	—	71
Other (income) expense	(42)	14	11	—	(17)
Income tax expense (benefit)	3	(30)	120	—	93
Net income	$734	$118	$764	$(882)	$734
Comprehensive income	$1,108	$266	$1,138	$(1,404)	$1,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$48	$4	$1,023	$—	$1,075
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(4,336)	—	(4,336)
Purchases of fixed maturities held to maturity	—	—	(21)	—	(21)
Purchases of equity securities	—	—	(39)	—	(39)
Sales of fixed maturities available for sale	—	—	2,002	—	2,002
Sales of equity securities	—	—	28	—	28
Maturities and redemptions of fixed maturities available for sale	—	—	1,481	—	1,481
Maturities and redemptions of fixed maturities held to maturity	—	—	324	—	324
Net change in short-term investments	—	216	(471)	—	(255)
Net derivative instruments settlements	—	—	(51)	—	(51)
Other	—	—	(153)	—	(153)
Net cash flows from (used for) investing activities	—	216	(1,236)	—	(1,020)
Cash flows from financing activities
Dividends paid on Common Shares	(214)	—	—	—	(214)
Common Shares repurchased	—	—	(347)	—	(347)
Proceeds from issuance of long-term debt	—	800	—	—	800
Proceeds from issuance of short-term debt	—	—	477	—	477
Repayment of short-term debt	—	—	(477)	—	(477)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	39	—	39
Advances (to) from affiliates	336	(340)	4	—	—
Net payments to affiliated notional cash pooling programs(1)	(168)	(309)	—	477	—
Policyholder contract deposits	—	—	101	—	101
Policyholder contract withdrawals	—	—	(40)	—	(40)
Other	—	(6)	—	—	(6)
Net cash flows (used for) from financing activities	(46)	145	(243)	477	333
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(95)	—	(95)
Net increase (decrease) in cash	2	365	(551)	477	293
Cash – beginning of period(1)	—	1	1,209	(555)	655
Cash – end of period(1)	$2	$366	$658	$(78)	$948

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2015 and December 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$57	$(13)	$1,206	$—	$1,250
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(3,522)	—	(3,522)
Purchases of fixed maturities held to maturity	—	—	(30)	—	(30)
Purchases of equity securities	—	—	(37)	—	(37)
Sales of fixed maturities available for sale	—	—	2,208	—	2,208
Sales of equity securities	—	—	27	—	27
Maturities and redemptions of fixed maturities available for sale	—	—	1,550	—	1,550
Maturities and redemptions of fixed maturities held to maturity	—	—	212	—	212
Net change in short-term investments	—	(8)	(757)	—	(765)
Net derivative instruments settlements	—	(9)	(87)	—	(96)
Other	—	(3)	(47)	—	(50)
Net cash flows used for investing activities	—	(20)	(483)	—	(503)
Cash flows from financing activities
Dividends paid on Common Shares	(214)	—	—	—	(214)
Common Shares repurchased	—	—	(335)	—	(335)
Proceeds from issuance of short-term debt	—	—	426	—	426
Repayment of short-term debt	—	—	(426)	—	(426)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	40	—	40
Advances (to) from affiliates	367	(367)	—	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(185)	385	—	(200)	—
Policyholder contract deposits	—	—	51	—	51
Policyholder contract withdrawals	—	—	(14)	—	(14)
Net cash flows (used for) from financing activities	(32)	18	(258)	(200)	(472)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash	25	(15)	458	(200)	268
Cash – beginning of period(1)	—	16	748	(185)	579
Cash – end of period(1)	$25	$1	$1,206	$(385)	$847

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2015.

All comparisons in this discussion are to the corresponding prior year periods unless otherwise indicated.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

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

Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2015, we had total assets of $98 billion and shareholders’ equity of $30 billion. ACE opened its first business office in Bermuda, in 1985, and continues to maintain operations in Bermuda.

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For more information on our segments refer to “Segment Information” in our 2014 Form 10-K.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. The Insurance – Overseas General segment has recently expanded its operations through the following acquisitions:

•	The large corporate account property and casualty (P&C) insurance business of Itaú Seguros (Itaú Seguros) (October 31, 2014); and

•
The Siam Commercial Samaggi Insurance PCL (Samaggi) (we and our local partner acquired 60.86 percent ownership on April 28, 2014, and subsequently acquired an additional 32.17 percent ownership through a mandatory tender offer, which expired on June 17, 2014).

The consolidated financial statements include results of acquired businesses from the acquisition dates. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

Financial Highlights for the Three Months Ended March 31, 2015

•
Total company net premiums written decreased 2.6 percent primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis total company net premiums written increased 1.8 percent.

•	The combined ratio was 88.4 percent compared with 88.8 percent in the prior year.

•
The current accident year combined ratio excluding catastrophe losses was 89.3 percent compared with 88.9 percent in the prior year. The prior year ratio benefited by 0.6 percentage points from favorable premium-related items from the prior year that did not repeat totaling $25 million in our Insurance – North American P&C segment.

•	The P&C expense ratio was 31.3 percent compared with 31.1 percent in the prior year.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $51 million (1.5 percentage points of the combined ratio) and $40 million, respectively, compared with $53 million (1.5 percentage points of the combined ratio) and $43 million, respectively, in the prior year.

•
Favorable prior period development pre-tax and after-tax were $83 million (2.4 percentage points of the combined ratio) and $67 million, respectively, compared with $62 million (1.6 percentage points of the combined ratio) and $63 million, respectively, in the prior year.

•	Underwriting income in our Insurance - Overseas General segment increased $19 million on an as-reported basis, or $33 million on a constant-dollar basis.

•	Operating cash flow was $1.1 billion for the quarter.

•	Net investment income was $551 million compared with $553 million in the prior year. This quarter was adversely impacted by foreign exchange of $7 million.

•	Net income was $681 million compared with $734 million in the prior year.

•	Unfavorable foreign currency movement reduced shareholders' equity by $441 million in the quarter, comprising $410 million of unrealized losses and $31 million of realized losses.

•	Share repurchases totaled $340 million, or approximately 3.0 million shares, in the quarter.

Consolidated Operating Results – Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Net premiums written	$4,076	$4,185	(2.6)%
Net premiums earned	3,927	3,970	(1.1)%
Net investment income	551	553	(0.4)%
Net realized gains (losses)	(89)	(104)	(14.4)%
Total revenues	4,389	4,419	(0.7)%
Losses and loss expenses	2,122	2,161	(1.8)%
Policy benefits	142	114	24.6%
Policy acquisition costs	707	728	(2.9)%
Administrative expenses	554	535	3.6%
Interest expense	68	71	(4.2)%
Other (income) expense	(5)	(17)	(70.6)%
Total expenses	3,588	3,592	(0.1)%
Income before income tax	801	827	(3.1)%
Income tax expense	120	93	29.0%
Net income	$681	$734	(7.2)%
NM – not meaningful

The following tables present a breakdown of consolidated net premiums written for the periods indicated:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Commercial P&C (retail and wholesale)	$2,011	$2,009	0.1%
Personal and small commercial lines	575	510	12.5%
Reinsurance	273	308	(11.4)%
Property, casualty, and all other	2,859	2,827	1.1%
Agriculture	88	194	(54.6)%
Personal accident (A&H)	890	917	(3.0)%
Life	239	247	(3.1)%
Total consolidated	$4,076	$4,185	(2.6)%
Total consolidated - constant dollars (C$) (1)		$4,004	1.8%

	2015 % of Total	2014 % of Total
Commercial P&C (retail and wholesale)	49%	48%
Personal and small commercial lines	14%	12%
Reinsurance	7%	8%
Property, casualty, and all other	70%	68%
Agriculture	2%	4%
Personal accident (A&H)	22%	22%
Life	6%	6%
Total consolidated	100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written decreased 2.6 percent for the three months ended March 31, 2015, primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums written increased 1.8 percent, or $72 million, driven by the following:

•
Net premiums written in our Insurance – Overseas General segment increased $177 million in constant dollars reflecting organic growth in our retail operations in personal lines from strong renewal retention and new business writings, and in P&C product lines, driven by new business writings. Included in the increase in net premiums written were contributions from the acquisitions of Itaú Seguros in October 2014 and Samaggi in April 2014, which added $102 million of premiums.

•
Net premiums written in our Insurance – North American P&C segment increased $16 million in constant dollars due to growth from new business written in our Commercial Risk Services (CRS), personal lines divisions and in our wholesale casualty business. This growth was tempered by a modest decline in our ACE USA retail division driven by the cancellation of a large defense base act account in our foreign casualty business unit, partially offset by growth in our risk management, surety and casualty risk businesses due to new business and strong renewals. The prior year was favorably impacted by a total of $25 million of premium-related items that did not repeat, which includes $16 million due to lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program and a $9 million favorable settlement related to prior year state premium assessments.

•	Net premiums written in our Life segment increased $12 million in constant dollars primarily in our Life insurance business in Asia.

•
Net premiums written in our Global Reinsurance segment decreased $27 million in constant dollars primarily due to lower production from competitive market conditions, partially offset by new business written, primarily in our U.S. automobile business.

•
Net premiums written in our Insurance – North American Agriculture segment decreased $106 million primarily due to lower premium retention as a result of the premium-sharing formulas with the U.S. government, a positive adjustment in 2014 to the prior year premium estimates and lower commodity prices in 2015.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned decreased 1.1 percent for the three months ended March 31, 2015 primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums earned increased 3.2 percent for the three months ended March 31, 2015, primarily due to the factors described above, partially offset by the impact of the non-renewal of a workers' compensation treaty in our Global Reinsurance segment in the third quarter of 2014, which resulted in a $20 million decrease in net premiums earned in the first quarter of 2015.

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

The following table presents the components of GAAP combined ratio:

	Three Months Ended
	March 31
	2015	2014
Loss and loss expense ratio	57.1%	57.7%
Policy acquisition cost ratio	17.4%	17.7%
Administrative expense ratio	13.9%	13.4%
GAAP combined ratio	88.4%	88.8%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio, including losses on crop derivatives:

	Three Months Ended
	March 31
	2015	2014
Loss and loss expense ratio, including losses on crop derivatives (nil in 2015 and $2 million in 2014)	57.1%	57.7%
Catastrophe losses and related reinstatement premiums	(1.5)%	(1.5)%
Prior period development	2.5%	1.3%
Loss and loss expense ratio, adjusted	58.1%	57.5%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $51 million for the three months ended March 31, 2015, compared with $53 million in the prior year. Catastrophe losses through March 31, 2015 were primarily related to severe weather-related events in the U.S. and Asia. Catastrophe losses in the prior year were primarily related to severe weather-related events in the U.S. and Japan, and flooding in Europe. The adjusted loss and loss expense ratio increased for the three months ended March 31, 2015 primarily due to a change in the mix of business towards higher loss ratio products, primarily within our risk management business, and higher net premiums earned in the prior year reflecting the non-recurring premium items described above, which reduced the prior year loss ratio in our Insurance – North American P&C segment. Partially offsetting this increase was the non-renewal of the workers' compensation treaty in our Global Reinsurance segment as described above, which had a higher loss ratio.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $83 million and $62 million for the three months ended March 31, 2015 and 2014, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three months ended March 31, 2015 was $551 million compared with $553 million for the prior year. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased for the three months ended March 31, 2015 primarily due to lower agent profit sharing commission accruals and higher ceded commission benefits on third-party reinsurance in our Insurance – North American Agriculture segment. In addition, the policy acquisition cost ratio decreased due to the normal impact of initial year purchase accounting adjustments related to our acquisitions in our Insurance – Overseas General segment. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies.

Our administrative expense ratio increased for the three months ended March 31, 2015 primarily due to increased spending to support growth.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 15.0 percent and 11.3 percent for the three months ended March 31, 2015 and 2014, respectively. The increase in effective tax rate was primarily due to a higher percentage of earnings being generated in higher tax paying jurisdictions. The lower tax rates attributed to our foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S. During the three months ended March 31, 2015, approximately 66 percent of our total pre-tax income was tax effected based on these lower rates. The significant jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 21.0 percent, 7.83 percent, and 0.0 percent, respectively.

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

Three Months Ended March 31	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2015
Insurance – North American P&C	$(17)	$(4)	$(21)	0.1%
Insurance – North American Agriculture	—	(33)	(33)	5.7%
Insurance – Overseas General	—	(24)	(24)	0.3%
Global Reinsurance	(1)	(4)	(5)	0.3%
Total	$(18)	$(65)	$(83)	0.3%
2014
Insurance – North American P&C	$(61)	$(7)	$(68)	0.4%
Insurance – North American Agriculture	—	38	38	7.5%
Insurance – Overseas General	1	(24)	(23)	0.3%
Global Reinsurance	1	(10)	(9)	0.4%
Total	$(59)	$(3)	$(62)	0.2%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
For the three months ended March 31, 2015, net favorable PPD was $21 million, which was the net result of several underlying favorable and adverse movements, primarily related to favorable development of $24 million in our surety business, due to favorable claim emergence from the 2013 accident year.

For the three months ended March 31, 2014, net favorable PPD was $68 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $61 million in long-tail business, primarily from:

•
Favorable development of $67 million in our excess casualty and umbrella businesses. Resolution in the first quarter of a disputed matter on an individual claim led to a release of $42 million from the 2003 accident year, and lower than expected reported activity across a number of years drove the remaining improvement;

•
Adverse development of $31 million in our workers’ compensation lines, mainly driven by increased estimates on a number of severe injuries in our construction business from the 2009 and 2012 accident years; and

•	Favorable development of $26 million in our surety business, primarily from favorable claim emergence from the 2012 accident year.

Insurance – North American Agriculture
For the three months ended March 31, 2015, net favorable PPD was $33 million. Actual claim development in the three months ended March 31, 2015 for the 2014 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2014.

For the three months ended March 31, 2014, net adverse PPD was $38 million. Actual claim development in the three months ended March 31, 2014 for the 2013 crop year for MPCI business was adverse due to worse than expected crop yield results in certain states at year-end 2013.

Insurance – Overseas General
For the three months ended March 31, 2015 and 2014, net favorable PPD was $24 million and $23 million, respectively, which were the net result of several underlying favorable and adverse movements, none of which was significant individually or in the aggregate.

Global Reinsurance
For the three months ended March 31, 2015 and 2014, net favorable PPD was $5 million and $9 million, respectively, which were the net result of several underlying favorable and adverse movements across a number of long-tail and short-tail lines and across a number of treaty years, none of which was significant individually or in the aggregate.

Segment Operating Results – Three Months Ended March 31, 2015 and 2014
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2014 Form 10-K under Item 1. The discussions that follow include tables that show our segment operating results for the three months ended March 31, 2015 and 2014.

Insurance – North American

Insurance – North American P&C
The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services (CRS), and ACE Private Risk Services; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Net premiums written	$1,430	$1,418	0.8%
Net premiums earned	1,526	1,487	2.5%
Losses and loss expenses	1,035	940	10.1%
Policy acquisition costs	161	159	1.3%
Administrative expenses	171	161	6.2%
Underwriting income	159	227	(30.0)%
Net investment income	263	270	(2.6)%
Net realized gains (losses)	(6)	(9)	(33.3)%
Interest expense	2	3	(33.3)%
Other (income) expense	(7)	(20)	(65.0)%
Income tax expense	80	83	(3.6)%
Net income	$341	$422	(19.2)%
Loss and loss expense ratio	67.9%	63.2%
Policy acquisition cost ratio	10.5%	10.7%
Administrative expense ratio	11.2%	10.8%
Combined ratio	89.6%	84.7%
Net premiums written increased for the three months ended March 31, 2015 due to growth from new business written in our CRS division as well as growth in our personal lines division, specifically products offered by ACE Private Risk Services, and in our wholesale casualty business. This growth was tempered by a decline in net premiums written in our ACE USA retail division, reflecting the cancellation of a large defense base act account in our foreign casualty business unit, partially offset by growth in our risk management, surety and casualty risk businesses due to new business and strong renewals. The prior year was favorably impacted by a total of $25 million of premium-related items that did not repeat, which includes $16 million due to lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program and a $9 million favorable settlement related to prior year state premium assessments.
Net premiums earned increased for the three months ended March 31, 2015 primarily due to the increase in net premiums written as described above.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Commercial P&C (retail and wholesale)	$1,184	$1,170	1.2%
Personal and small commercial lines	241	216	11.3%
Personal accident (A&H)	101	101	—
Net premiums earned	$1,526	$1,487	2.5%

	2015 % of Total	2014 % of Total
Commercial P&C (retail and wholesale)	78%	79%
Personal and small commercial lines	16%	14%
Personal accident (A&H)	6%	7%
Net premiums earned	100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2015	2014
Loss and loss expense ratio, as reported	67.9%	63.2%
Catastrophe losses and related reinstatement premiums	(3.0)%	(2.2)%
Prior period development	1.4%	4.7%
Loss and loss expense ratio, adjusted	66.3%	65.7%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $45 million for the three months ended March 31, 2015, compared with $32 million in the prior year. Catastrophe losses through March 31, 2015 and 2014 were primarily from severe weather-related events in the U.S. Net favorable prior period development was $21 million for the three months ended March 31, 2015, compared with $68 million in the prior year. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio increased for the three months ended March 31, 2015 due to a change in the mix of business towards higher loss ratio products, primarily within our risk management business, and higher net premiums earned in the prior year reflecting the non-recurring prior year premium items described above.

The policy acquisition cost ratio decreased slightly for the three months ended March 31, 2015 primarily due to a change in the mix of business towards products with lower acquisition cost ratios, primarily within our risk management business, which generally has lower acquisition costs which favorably impacted our policy acquisition cost ratio.
The administrative expense ratio was higher for the three months ended March 31, 2015, primarily due to an increase in spending to support growth across various businesses, primarily in our U.S. retail and new CRS Micro-business divisions.

Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail, as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Net premiums written	$88	$194	(54.6)%
Net premiums earned	64	103	(37.2)%
Losses and loss expenses (1)	22	128	(82.8)%
Policy acquisition costs	(4)	5	NM
Administrative expenses	(1)	1	NM
Underwriting income (loss)	47	(31)	NM
Net investment income	6	7	(14.3)%
Other (income) expense	8	8	—
Income tax expense (benefit)	10	(7)	NM
Net income (loss)	$35	$(25)	NM
Loss and loss expense ratio	33.3%	124.6%
Policy acquisition cost ratio	(6.0)%	4.5%
Administrative expense ratio	(0.9)%	1.2%
Combined ratio	26.4%	130.3%

(1)
(Gains) losses on crop derivatives are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance – North American Agriculture underwriting income. Refer to Note 7 and Note 10 to the Consolidated Financial Statements for more information on these derivatives.

Net premiums written decreased for the three months ended March 31, 2015 primarily due to lower premium retention as a result of the premium-sharing formulas with the U.S. government, a positive adjustment in 2014 to the prior year premium estimates and lower commodity prices in 2015. Under the government's crop insurance profit and loss calculation formula, we retained more premiums for the first quarter of 2014 as the 2013 crop year losses were higher.
Net premiums earned decreased for the three months ended March 31, 2015 primarily due to the factors described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2015	2014
Loss and loss expense ratio, as reported	33.3%	124.6%
Catastrophe losses and related reinstatement premiums	(1.1)%	(0.7)%
Prior period development	51.0%	(45.6)%
Loss and loss expense ratio, adjusted	83.2%	78.3%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $1 million for both the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015, net favorable prior period development was $33 million, which includes a decrease in incurred losses of $36 million for lower than expected MPCI losses for the 2014 crop year, as well as $3 million of unfavorable decrease in net premiums earned related to the government's crop insurance profit and loss calculation formula. For the three months ended March 31, 2014 net unfavorable prior period development was $38 million, which includes an increase in incurred losses of $75 million for higher than expected MPCI losses for the 2013 crop year, as well as $36 million of favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio increased for the three months ended March 31, 2015 primarily due to higher loss adjustment expenses reflecting a revision in estimated claim handling costs, partially offset by losses on our crop derivatives of $2 million in the prior year.

The policy acquisition cost ratio decreased for the three months ended March 31, 2015 primarily due to lower agent profit sharing commission accruals and higher ceded commission benefits on third-party reinsurance.

The administrative expense ratio decreased for the three months ended March 31, 2015 due to higher Administrative and Operating expense (A&O) reimbursements on the MPCI business mainly due to additional reimbursements earned for underserved states as defined under the Standard Reinsurance Agreement (SRA) with the federal government related to the 2014 crop year.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Net premiums written	$1,794	$1,771	1.3%	(1)
Net premiums earned	1,637	1,612	1.6%
Losses and loss expenses	814	817	(0.4)%
Policy acquisition costs	389	386	0.8%
Administrative expenses	256	250	2.4%
Underwriting income	178	159	11.9%	(2)
Net investment income	138	132	4.5%
Net realized gains (losses)	(10)	(10)	—
Interest expense	1	1	—
Other (income) expense	17	(6)	NM
Income tax expense	52	37	40.5%
Net income	$236	$249	(5.2)%
Loss and loss expense ratio	49.7%	50.7%
Policy acquisition cost ratio	23.8%	23.9%
Administrative expense ratio	15.6%	15.5%
Combined ratio	89.1%	90.1%

(1)
For the three months ended March 31, 2015, net premiums written increased $177 million or 11.0% on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	For the three months ended March 31, 2015, underwriting income increased $19 million on an as-reported basis, or $33 million on a constant-dollar basis.

Net premiums written increased for the three months ended March 31, 2015 on a constant-dollar basis reflecting organic growth in our retail operations in personal lines, from strong renewal retention and new business writings in most regions. Growth in P&C product lines was driven by new business writings in Asia. A&H growth in Asia was somewhat offset by declines in Europe and Latin America. Included in the increase in net premiums written were contributions from the acquisitions of Itaú Seguros in October 2014 and Samaggi in April 2014, which added $102 million of premiums. The impact of foreign exchange adversely impacted growth in the quarter on an as reported basis.
Net premiums earned increased for the three months ended March 31, 2015 on a constant-dollar basis as described above.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

	Three Months Ended March 31					% Change
(in millions of U.S. dollars, except for percentages)	2015	2015 % of Total	2014	2014 % of Total	C$(1) 2014	Q-15 vs. Q-14	C$(1) Q-15 vs. Q-14
Line of Business
Commercial P&C (retail and wholesale)	$779	48%	$763	47%	$707	2.1%	10.2%
Personal and small commercial lines	331	20%	299	19%	266	10.7%	24.4%
Personal accident (A&H)	527	32%	550	34%	499	(4.2)%	5.6%
Net premiums earned	$1,637	100%	$1,612	100%	$1,472	1.6%	11.2%
Region
Europe / U.K. (2)	$694	42%	$752	46%	$682	(7.7)%	1.8%
Asia Pacific	407	25%	349	22%	332	16.6%	22.6%
Far East	94	6%	107	7%	93	(12.1)%	1.1%
Latin America	442	27%	404	25%	365	9.4%	21.1%
Net premiums earned	$1,637	100%	$1,612	100%	$1,472	1.6%	11.2%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2)  Europe/U.K. includes Eurasia and Africa region.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2015	2014
Loss and loss expense ratio, as reported	49.7%	50.7%
Catastrophe losses and related reinstatement premiums	(0.3)%	(1.1)%
Prior period development	1.5%	1.5%
Loss and loss expense ratio, adjusted	50.9%	51.1%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $5 million for the three months ended March 31, 2015, compared with $17 million in the prior year. Catastrophe losses through March 31, 2015 were primarily related to severe storms in Asia. Catastrophe losses through March 31, 2014 were primarily related to flooding in Europe and severe storms in Japan. Net favorable prior period development was $24 million for the three months ended March 31, 2015, compared with $23 million in the prior year. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2015 due primarily to underwriting actions on less profitable accounts, which improved loss ratios on several portfolios.

The policy acquisition cost ratio decreased for the three months ended March 31, 2015 primarily due to the normal impact of initial year purchase accounting adjustments related to our acquisitions. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies.
The administrative expense ratio increased slightly for the three months ended March 31, 2015.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Net premiums written	$273	$308	(11.4)%
Net premiums earned	226	284	(20.6)%
Losses and loss expenses	99	126	(21.4)%
Policy acquisition costs	54	67	(19.4)%
Administrative expenses	12	14	(14.3)%
Underwriting income	61	77	(20.8)%
Net investment income	75	77	(2.6)%
Net realized gains (losses)	(11)	(8)	37.5%
Interest expense	1	1	—
Other (income) expense	(5)	(19)	(73.7)%
Income tax expense	8	10	(20.0)%
Net income	$121	$154	(21.4)%
Loss and loss expense ratio	43.6%	44.4%
Policy acquisition cost ratio	24.0%	23.5%
Administrative expense ratio	5.6%	5.0%
Combined ratio	73.2%	72.9%

Net premiums written declined for the three months ended March 31, 2015 as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition, partially offset by new business written, primarily in our U.S. automobile business.

Net premiums earned decreased for the three months ended March 31, 2015 primarily due to the decrease in net premiums written as described above and the impact of the non-renewal of a workers' compensation treaty in the third quarter of 2014, which resulted in a $20 million decrease in net premiums earned in the first quarter of 2015.
The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Property and all other	$60	$84	(28.6)%
Casualty	109	130	(16.2)%
Property catastrophe	57	70	(18.6)%
Net premiums earned	$226	$284	(20.6)%

	2015 % of Total	2014 % of Total
Property and all other	27%	29%
Casualty	48%	46%
Property catastrophe	25%	25%
Net premiums earned	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2015	2014
Loss and loss expense ratio, as reported	43.6%	44.4%
Catastrophe losses and related reinstatement premiums	—	(1.2)%
Prior period development	2.4%	3.3%
Loss and loss expense ratio, adjusted	46.0%	46.5%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were nil for the three months ended March 31, 2015, compared with $3 million in the prior year. Catastrophe losses through March 31, 2014 were related to severe storms in Japan. Net favorable prior period development was $5 million for the three months ended March 31, 2015, compared with $9 million in the prior year. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three months ended March 31, 2015 primarily due to the non-renewal of the workers' compensation treaty noted above, which had a higher loss ratio.

The policy acquisition cost ratio increased for the three months ended March 31, 2015 primarily due to the impact of the non-renewal of the workers' compensation treaty noted above, which incurred no acquisition costs. Partially offsetting this increase was a change in the mix of business towards products that have a lower policy acquisition cost ratio.

The administrative expense ratio increased for the three months ended March 31, 2015 primarily from lower net premiums earned including the non-renewal of the workers' compensation treaty noted above, which did not generate administrative expenses, partially offset by lower administrative expenses in the quarter.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
Net premiums written	$491	$494	(0.6)%	(1)
Net premiums earned	474	484	(1.9)%
Losses and loss expenses	152	151	0.7%
Policy benefits	142	114	24.6%
(Gains) losses from fair value changes in separate account assets (2)	(11)	6	NM
Policy acquisition costs	107	111	(3.6)%
Administrative expenses	73	68	7.4%
Net investment income	66	64	3.1%
Life underwriting income	77	98	(21.4)%
Net realized gains (losses)	(59)	(76)	(22.4)%
Interest expense	1	3	(66.7)%
Other (income) expense (2)	(12)	7	NM
Income tax expense	9	10	(10.0)%
Net income	$20	$2	NM

(1)
For the three months ended March 31, 2015, net premiums written increased $12 million or 2.4% on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14
A&H (1)	$252	$247	1.9%
Life insurance	178	180	(1.0)%
Life reinsurance	61	67	(8.9)%
Net premiums written (excludes deposits below)	$491	$494	(0.6)%

Deposits collected on universal life and investment contracts	$209	$162	29.0%
(1) Includes the North American supplemental A&H and life business of Combined Insurance.
Life net premiums written remained relatively flat for the quarter as growth in this business was offset by the negative impact of foreign exchange. On a constant-dollar basis, life net premiums written increased 2.4 percent for the quarter. A&H net premiums written increased due to growth in our core distribution channels, primarily Combined Insurance's supplemental A&H individual and group sales. Our life insurance business grew primarily in Asia. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.
Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production and key to our efforts to grow our business. Although life deposits do not significantly affect current period income from operations, they are an important indicator of growth. Life deposits collected for the three months ended March 31, 2015 increased compared to prior year due to growth in our Asian markets.
Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported GLB reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During the three months ended March 31, 2015 realized losses of $45 million were associated with a net increase in the value of GLB liabilities; this increase was primarily due to lower interest rates and the unfavorable impact of discounting future claims for one fewer quarter, partially offset by rising global equity levels. In addition, we experienced realized losses of $12 million for the three months ended March 31, 2015 due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

Other Income and Expense Items

	Three Months Ended
	March 31
(in millions of U. S. dollars)	2015	2014
Amortization of intangible assets	$30	$21
Equity in net (income) loss of partially-owned entities	(33)	(55)
(Gains) losses from fair value changes in separate account assets	(11)	6
Federal excise and capital taxes	3	4
Acquisition-related costs	2	4
Other	4	3
Other (income) expense	$(5)	$(17)

Other (income) expense includes Amortization of intangible assets, which is higher in 2015 due primarily to the acquisitions of Itaú Seguros and Samaggi. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to investment funds, limited partnerships, partially-owned investment companies, and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

The following table presents, as of March 31, 2015, the estimated pre-tax amortization expense related to intangible assets for the second through fourth quarters of 2015 and the next five years. On April 1, 2015, we completed the acquisition of the Fireman's Fund Insurance Company high net worth personal lines insurance business (Fireman's Fund). The additional expected amortization expense, not included in the table below, related to Fireman's Fund is $25 million for each of the second through fourth quarters of 2015.

For the Year Ending December 31 (in millions of U.S. dollars)	Amortization of intangible assets
Second quarter of 2015	$24
Third quarter of 2015	21
Fourth quarter of 2015	20
2016	71
2017	64
2018	58
2019	53
2020	49
Total	$360

Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2015	2014
Fixed maturities	$542	$544
Short-term investments	13	8
Equity securities	4	9
Other investments	21	20
Gross investment income	580	581
Investment expenses	(29)	(28)
Net investment income	$551	$553

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased slightly for the three months ended March 31, 2015, compared with the prior year. The decrease in net investment income was primarily due to the negative impact of foreign exchange and lower call activity in our corporate bond portfolio, partially offset by a higher overall invested asset base.

The investment portfolio’s average market yield on fixed maturities was 2.6 percent and 2.8 percent at March 31, 2015 and 2014, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 2.1 percent yield on short-term investments for the three months ended March 31, 2015 reflects the global nature of our insurance operations. For example, yields on short-term investments in Brazil, Indonesia, China, and Mexico range from 3.0 percent to 12.8 percent.

The 3.3 percent and 4.2 percent yield on our equity securities portfolio for the three months ended March 31, 2015 and 2014, respectively, reflects the yield on a global high dividend equity portfolio. The prior year also included dividends from an emerging debt portfolio, which was a mutual fund classified as equity. During the third quarter of 2014, however, we elected to exchange our interest in the emerging debt portfolio for direct ownership of certain of the underlying fixed maturities, and the remainder in cash. The emerging debt portfolio and the preferred equity securities represented 73 percent of the gross equity securities investment income for the three months ended March 31, 2014.

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

The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in Net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on Net income, refer to Note 3 d) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities resulting from the revaluation of securities held, changes in cumulative translation adjustment, and unrealized pension liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(4)	$438	$434	$11	$461	$472
Fixed income derivatives	1	—	1	(25)	—	(25)
Public equity	1	18	19	(5)	10	5
Private equity	—	(12)	(12)	—	42	42
Total investment portfolio	(2)	444	442	(19)	513	494
Variable annuity reinsurance derivative transactions, net of applicable hedges	(57)	—	(57)	(67)	—	(67)
Other derivatives	—	—	—	(2)	—	(2)
Foreign exchange	(31)	(421)	(452)	(9)	(33)	(42)
Other	1	13	14	(7)	(8)	(15)
Net gains (losses) before tax	(89)	36	(53)	(104)	472	368
Income tax expense (benefit)	1	75	76	(8)	98	90
Net gains (losses)	$(90)	$(39)	$(129)	$(96)	$374	$278

(1)
For the three months ended March 31, 2015, other-than-temporary impairments included $13 million for fixed maturities. For the three months ended March 31, 2014, other-than-temporary impairments included $5 million for fixed maturities and $6 million for public equity.

At March 31, 2015, our investment portfolios held by U.S. legal entities included approximately $18 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $6 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years and 4.0 years at March 31, 2015 and December 31, 2014, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.3 billion at March 31, 2015.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2015		December 31, 2014
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$50,410	$48,384	$49,395	$47,826
Fixed maturities held to maturity	7,307	6,982	7,589	7,331
Short-term investments	2,536	2,536	2,322	2,322
	60,253	57,902	59,306	57,479
Equity securities	536	447	510	440
Other investments	3,430	3,096	3,346	2,999
Total investments	$64,219	$61,445	$63,162	$60,918

The fair value of our total investments increased $1.1 billion during the three months ended March 31, 2015, primarily due to the investing of operating cash flows and proceeds from a debt issuance, partially offset by the impact of unfavorable foreign exchange.
The following tables present the market value of our fixed maturities and short-term investments at March 31, 2015 and December 31, 2014. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2015		December 31, 2014
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,448	4%	$2,448	4%
Agency	1,221	2%	1,222	2%
Corporate and asset-backed securities	20,370	34%	19,854	34%
Mortgage-backed securities	12,791	21%	12,325	21%
Municipal	5,067	9%	4,930	8%
Non-U.S.	15,820	26%	16,205	27%
Short-term investments	2,536	4%	2,322	4%
Total	$60,253	100%	$59,306	100%
AAA	$9,386	16%	$8,943	15%
AA	21,760	36%	21,589	36%
A	11,712	19%	11,625	20%
BBB	8,789	15%	8,690	15%
BB	4,377	7%	4,372	7%
B	4,054	7%	3,916	7%
Other	175	—%	171	—%
Total	$60,253	100%	$59,306	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2015:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$492
General Electric Co	443
Goldman Sachs Group Inc	344
Wells Fargo & Co	266
HSBC Holdings Plc	252
Bank of America Corp	246
Verizon Communications Inc	237
Morgan Stanley	234
AT&T Inc	215
Citigroup Inc	215

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
March 31, 2015 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,524	$—	$—	$—	$10,524	$10,146
Non-agency RMBS	30	5	16	11	14	76	75
Commercial mortgage-backed	2,163	14	11	3	—	2,191	2,145
Total mortgage-backed securities	$2,193	$10,543	$27	$14	$14	$12,791	$12,366

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

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,063	$1,034
Republic of Korea	822	709
Federative Republic of Brazil	556	560
United Mexican States	500	497
Canada	455	435
Kingdom of Thailand	435	413
Province of Ontario	362	339
Japan	257	257
Province of Quebec	257	238
Australia	183	162
Other Non-U.S. Government Securities(1)	2,665	2,504
Total	$7,555	$7,148

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,545	$1,448
Canada	1,034	990
United States(1)	620	597
Australia	547	530
Netherlands	526	498
France	517	492
Germany	373	349
Switzerland	306	294
China	261	252
Euro Supranational	251	239
Other Non-U.S. Corporate Securities	2,285	2,241
Total	$8,265	$7,930
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2015, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $96 million.

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

Critical Accounting Estimates
As of March 31, 2015, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2014 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31	December 31
(in millions of U.S. dollars)	2015	2014
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,987	$11,307
Reinsurance recoverable on paid losses and loss expenses (1)	601	685
Net reinsurance recoverable on losses and loss expenses	$11,588	$11,992
Reinsurance recoverable on policy benefits	$215	$217

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.4 billion of collateral at both March 31, 2015 and December 31, 2014. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to the impact of unfavorable foreign exchange, crop activity, and favorable PPD.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2014	$38,315	$11,307	$27,008
Losses and loss expenses incurred	2,743	621	2,122
Losses and loss expenses paid	(3,062)	(744)	(2,318)
Other (including foreign exchange translation)	(670)	(197)	(473)
Balance at March 31, 2015	$37,326	$10,987	$26,339

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	March 31, 2015			December 31, 2014
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,564	$5,212	$11,352	$17,723	$5,667	$12,056
IBNR reserves	20,762	5,775	14,987	20,592	5,640	14,952
Total	$37,326	$10,987	$26,339	$38,315	$11,307	$27,008

Asbestos and Environmental (A&E)
There was no unexpected A&E reserve activity during the three months ended March 31, 2015. Refer to our 2014 Form 10-K for additional information on A&E.

Fair value measurements
Refer to Note 4 to the Consolidated Financial Statements for information on our fair value measurements.

Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
ACE reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan.

We ceased writing this business in 2007. Guarantees which are payable on death are referred to as guaranteed minimum death benefits (GMDB). Guarantees on living benefits (GLB) includes guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB). For further description of this product and related accounting treatment, refer to Note 1 to the Consolidated Financial Statements of our 2014 Form 10-K.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the quarter ended March 31, 2015, management determined that no change to the benefit ratio was warranted.

For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 4 to the Consolidated Financial Statements of our 2014 Form 10-K. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 3.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). For further information on the different categories of claim limits, refer to "Guaranteed living benefits derivatives" in our 2014 Form 10-K under Item 7.

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value liability of $2 million and $19 million at March 31, 2015 and December 31, 2014, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. 50 percent of the policies we reinsure reached the end of their “waiting periods” prior to March 31, 2015, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
March 31, 2015 and prior	50%
Remainder of 2015	4%
2016	7%
2017	19%
2018	12%
2019	2%
2020 and after	6%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended March 31
(in millions of U.S. dollars)	2015			2014
	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$16	$31	$47	$19	$36	$55
Less paid claims	8	3	11	11	3	14
Net cash received	$8	$28	$36	$8	$33	$41

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

Catastrophe management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at March 31, 2015 and 2014. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $1,766 million (or 5.9 percent of our total shareholders’ equity at March 31, 2015). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
		March 31		March 31		March 31		March 31
		2015		2014		2015		2014
(in millions of U.S. dollars, except for percentages)	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
1-in-100	$1,766	5.9%	1.1%	$2,317	$808	2.7%	2.0%	$721
1-in-250	$2,430	8.2%	1.1%	$3,022	$1,044	3.5%	1.7%	$953

The above modeled loss information at March 31, 2015 reflects our in-force portfolio and reinsurance program at January 1, 2015. The modeling estimates at March 31, 2014 reflected our reinsurance program at January 1, 2014, which excluded Named Storm coverage in North America for the time period generally considered outside U.S. Hurricane season.  While this exclusion carried nominal risk, it impacted the point in time PML estimate in the prior year as the point in time estimate does not take into account the seasonality of hurricanes.  We had defined "Named Storm" as a storm or storm system that has been declared by the National Hurricane Center (NHC) to be a tropical cyclone, tropical storm or a hurricane and includes wind, gusts, hail, rain, tornadoes or cyclones related to such storm.  ACE established a new Global Property Catastrophe Program for our North American and International operations that provided global natural catastrophe and terrorism coverage that was effective as of July 1, 2014. As a result of the new reinsurance program, the modeled PML for U.S. hurricane at March 31, 2015 is lower compared to March 31, 2014.

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

There were no significant changes to ACE's coverage under its Global Catastrophe Program during the first quarter. Refer to “Natural Catastrophe Property Reinsurance Program” in our 2014 Form 10-K for additional information.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and available credit facilities. At March 31, 2015, our available credit line totaled $1.0 billion and usage of this credit line was $529 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at March 31, 2015. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2014 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2015, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited received no dividends from its Bermuda subsidiaries during the three months ended March 31, 2015 and 2014.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA Holdings Inc. (ACE INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from AGM or ACE INA during the three months ended March 31, 2015 and 2014. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE INA received no dividends from its subsidiaries during the three months ended March 31, 2015 and 2014.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2015 and 2014.

Operating cash flows were $1.08 billion in the three months ended March 31, 2015, compared with $1.25 billion in the prior year, primarily due to higher net losses paid and higher income taxes paid.

Cash used for investing was $1.0 billion in the three months ended March 31, 2015, compared with $503 million in the prior year. The increase in cash used for investing of $517 million was primarily due to higher net purchases in our investment portfolio of $459 million and in other investments of $103 million, including $70 million related to the purchase of our 11.3 percent ownership in ABR Re in March 2015.

Cash from financing was $333 million in the three months ended March 31, 2015, compared with cash used for financing of $472 million in the prior year. The year-over-year change in financing cash flows of $805 million is primarily due to proceeds from the issuance of long-term debt of $800 million in March 2015.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At March 31, 2015, there were $1.4 billion in repurchase agreements outstanding.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for percentages)	2015	2014
Short-term debt	$2,552	$2,552
Long-term debt	4,157	3,357
Total debt	6,709	5,909
Trust preferred securities	309	309
Total shareholders’ equity	29,702	29,587
Total capitalization	$36,720	$35,805
Ratio of debt to total capitalization	18.3%	16.5%
Ratio of debt plus trust preferred securities to total capitalization	19.1%	17.4%

In March 2015, we issued $800 million of 3.15 percent senior notes due May 2025. The proceeds from the debt issuance are expected to be used to repay at maturity $500 million of 5.7 percent senior notes due February 2017 and $300 million of 5.8 percent senior notes due March 2018.

For the three months ended March 31, 2015 and 2014, we repurchased $340 million and $332 million of Common Shares in a series of open market transactions under existing Board authorizations. As of March 31, 2015, $1.16 billion in repurchase authorization remained through December 31, 2015. Refer to Note 8 to the Consolidated Financial Statements for additional information on the repurchase authorization. As of March 31, 2015, there were 15,747,650 Common Shares in treasury with a weighted average cost of $104.43 per share. For the period April 1, 2015 through April 28, 2015, we repurchased 1,351,820 Common Shares for a total of $149 million in a series of open market transactions. As of April 28, 2015 $1.01 billion in share repurchase authorization remained through December 31, 2015.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in December 2017.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by ACE in U.S. dollars. Refer to Note 8 to the Consolidated Financial Statements for a discussion of our dividend methodology. At our May 2014 annual general meeting, our shareholders approved an annual dividend distribution for the following year by way of a par value reduction equal to $2.60 per share, or CHF 2.28 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 9, 2014. The annual dividend approved in May 2014 was paid in four quarterly installments, in accordance with the shareholder resolution.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2014	January 15, 2015	$0.65 (CHF 0.63)
March 31, 2015	April 21, 2015	$0.65 (CHF 0.62)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2014 Form 10-K.

Foreign currency management
As a global company, ACE entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency. We do not hedge our currency exposure to foreign currency net asset positions. We do consider hedging for planned cross border transactions.  For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2014 Form 10-K.  This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2014 balances disclosed in the 2014 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2015 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at March 31, 2015

•	Equity shocks impact all global equity markets equally

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium while paying little or no claims on our GLB reinsurance (since approximately 50 percent of policies are not eligible to annuitize until after March 31, 2015). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$413	$281	$64	$(217)	$(579)	$(1,019)
	Increase/(decrease) in hedge value	(134)	—	135	271	412	559
	Increase/(decrease) in net income	$279	$281	$199	$54	$(167)	$(460)
Flat	(Increase)/decrease in Gross FVL	$198	$—	$(265)	$(607)	$(1,029)	$(1,521)
	Increase/(decrease) in hedge value	(134)	—	135	271	412	560
	Increase/(decrease) in net income	$64	$—	$(130)	$(336)	$(617)	$(961)
-100 bps	(Increase)/decrease in Gross FVL	$(121)	$(364)	$(685)	$(1,086)	$(1,558)	$(2,095)
	Increase/(decrease) in hedge value	(134)	—	135	271	412	561
	Increase/(decrease) in net income	$(255)	$(364)	$(550)	$(815)	$(1,146)	$(1,534)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$64	$(74)	$(2)	$—	$(17)	$16
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$64	$(74)	$(2)	$—	$(17)	$16

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$24	$12	$(12)	$(25)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$24	$12	$(12)	$(25)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$220	$122	$(151)	$(327)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$220	$122	$(151)	$(327)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(294)	$(162)	$200	$392
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(294)	$(162)	$200	$392

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2015. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with the SEC's published guidance, the disclosure controls and procedures of the large corporate account P&C business of Itaú Seguros, S.A. (Itaú Seguros), which was acquired on October 31, 2014, was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. As of and for the three months ended March 31, 2015, Itaú Seguros' assets represented approximately two percent of consolidated assets, revenues represented approximately two percent of consolidated revenues, and net income represented approximately one percent of consolidated net income.

There has been no change in ACE’s internal controls over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 d) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors

Refer to “Risk Factors” under Item 1A of Part I of our 2014 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2014 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
January 1 through January 31	967,306	$111.72	965,375	$1,392	million
February 1 through February 28	1,433,032	$113.22	962,088	$1,284	million
March 1 through March 31	1,102,842	$112.68	1,100,000	$1,160	million
Total	3,503,180		3,027,463

(1)
This column primarily represents open market share repurchases. Other activity is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares purchased in the three months ended March 31, 2015 as part of the publicly announced plan was $340 million.

(3)
Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization. For the period April 1, 2015 through April 28, 2015, we repurchased 1,351,820 Common Shares for a total of $149 million in a series of open market transactions. At April 28, 2015, $1,011 million in share repurchase authorization remained through December 31, 2015.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

April 29, 2015	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

April 29, 2015	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended and restated	8-K	3	March 31, 2015

4.1	Articles of Association of the Company, as amended and restated	8-K	4	March 31, 2015

4.2	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements
					X