Form 10-Q
period 2015-06-30
ACE Ltd
filed 2015-08-04
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of July 20, 2015 was 323,805,010.

ACE LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2015	2014
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $47,599 and $47,826)	$48,701	$49,395
(includes hybrid financial instruments of $282 and $274)
Fixed maturities held to maturity, at amortized cost (fair value – $8,805 and $7,589)	8,676	7,331
Equity securities, at fair value (cost – $433 and $440)	498	510
Short-term investments, at fair value and amortized cost	2,062	2,322
Other investments (cost – $2,989 and $2,999)	3,328	3,346
Total investments	63,265	62,904
Cash	790	655
Securities lending collateral	1,080	1,330
Accrued investment income	534	552
Insurance and reinsurance balances receivable	5,757	5,426
Reinsurance recoverable on losses and loss expenses	11,775	11,992
Reinsurance recoverable on policy benefits	203	217
Deferred policy acquisition costs	2,806	2,601
Value of business acquired	434	466
Goodwill and other intangible assets	5,969	5,724
Prepaid reinsurance premiums	2,238	2,026
Deferred tax assets	285	295
Investments in partially-owned insurance companies	638	504
Other assets	4,066	3,556
Total assets	$99,840	$98,248
Liabilities
Unpaid losses and loss expenses	$38,230	$38,315
Unearned premiums	8,879	8,222
Future policy benefits	4,835	4,754
Insurance and reinsurance balances payable	4,602	4,095
Securities lending payable	1,081	1,331
Accounts payable, accrued expenses, and other liabilities	6,090	5,726
Short-term debt	2,102	2,552
Long-term debt	4,157	3,357
Trust preferred securities	309	309
Total liabilities	70,285	68,661
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 and CHF 24.77 par value; 342,832,412 shares issued; 323,814,281 and 328,659,686 shares outstanding)	7,833	8,055
Common Shares in treasury (19,018,131 and 14,172,726 shares)	(1,999)	(1,448)
Additional paid-in capital	4,847	5,145
Retained earnings	18,267	16,644
Accumulated other comprehensive income (AOCI)	607	1,191
Total shareholders’ equity	29,555	29,587
Total liabilities and shareholders’ equity	$99,840	$98,248
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2015	2014	2015	2014
Revenues
Net premiums written	$4,784	$4,559	$8,860	$8,744
Increase in unearned premiums	(424)	(227)	(573)	(442)
Net premiums earned	4,360	4,332	8,287	8,302
Net investment income	562	556	1,113	1,109
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(14)	(13)	(27)	(25)
Portion of OTTI losses recognized in other comprehensive income (OCI)	6	1	6	2
Net OTTI losses recognized in income	(8)	(12)	(21)	(23)
Net realized gains (losses) excluding OTTI losses	134	(61)	58	(154)
Total net realized gains (losses) (includes $34, $21, $31, and $27 reclassified from AOCI)	126	(73)	37	(177)
Total revenues	5,048	4,815	9,437	9,234
Expenses
Losses and loss expenses	2,417	2,388	4,539	4,549
Policy benefits	153	144	295	258
Policy acquisition costs	727	758	1,434	1,486
Administrative expenses	578	566	1,132	1,101
Interest expense	71	72	139	143
Other (income) expense	17	(25)	12	(42)
Total expenses	3,963	3,903	7,551	7,495
Income before income tax	1,085	912	1,886	1,739
Income tax expense (includes $10, $5, $14, and $2 on reclassified unrealized gains)	143	133	263	226
Net income	$942	$779	$1,623	$1,513
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(816)	$589	$(375)	$1,108
Reclassification adjustment for net realized gains included in net income	(34)	(21)	(31)	(27)
	(850)	568	(406)	1,081
Change in:
Cumulative translation adjustment	136	153	(285)	120
Pension liability	(6)	(5)	7	(13)
Other comprehensive income (loss), before income tax	(720)	716	(684)	1,188
Income tax (expense) benefit related to OCI items	175	(147)	100	(245)
Other comprehensive income (loss)	(545)	569	(584)	943
Comprehensive income	$397	$1,348	$1,039	$2,456
Earnings per share
Basic earnings per share	$2.89	$2.30	$4.97	$4.47
Diluted earnings per share	$2.86	$2.28	$4.91	$4.43
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2015	2014
Common Shares
Balance – beginning of period	$8,055	$8,899
Dividends declared on Common Shares – par value reduction	(222)	(398)
Balance – end of period	7,833	8,501
Common Shares in treasury
Balance – beginning of period	(1,448)	(255)
Common Shares repurchased	(734)	(569)
Net shares redeemed under employee share-based compensation plans	183	194
Balance – end of period	(1,999)	(630)
Additional paid-in capital
Balance – beginning of period	5,145	5,238
Net shares redeemed under employee share-based compensation plans	(163)	(169)
Exercise of stock options	(29)	(33)
Share-based compensation expense and other	111	100
Funding of dividends declared to Retained earnings	(217)	(81)
Balance – end of period	4,847	5,055
Retained earnings
Balance – beginning of period	16,644	13,791
Net income	1,623	1,513
Funding of dividends declared from Additional paid-in capital	217	81
Dividends declared on Common Shares	(217)	(81)
Balance – end of period	18,267	15,304
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,851	1,174
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $81 and $(210)	(294)	898
Amounts reclassified from AOCI, net of income tax benefit of $14 and $2	(17)	(25)
Change in period, net of income tax benefit (expense) of $95 and $(208)	(311)	873
Balance – end of period	1,540	2,047
Cumulative translation adjustment
Balance – beginning of period	(581)	63
Change in period, net of income tax benefit (expense) of $7 and $(42)	(278)	78
Balance – end of period	(859)	141
Pension liability adjustment
Balance – beginning of period	(79)	(85)
Change in period, net of income tax benefit (expense) of $(2) and $5	5	(8)
Balance – end of period	(74)	(93)
Accumulated other comprehensive income	607	2,095
Total shareholders’ equity	$29,555	$30,325
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2015	2014
Cash flows from operating activities
Net income	$1,623	$1,513
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(37)	177
Amortization of premiums/discounts on fixed maturities	71	115
Deferred income taxes	108	117
Unpaid losses and loss expenses	(87)	(493)
Unearned premiums	420	594
Future policy benefits	114	139
Insurance and reinsurance balances payable	532	142
Accounts payable, accrued expenses, and other liabilities	48	37
Income taxes payable	(120)	(56)
Insurance and reinsurance balances receivable	(332)	(244)
Reinsurance recoverable on losses and loss expenses	55	546
Reinsurance recoverable on policy benefits	16	(14)
Deferred policy acquisition costs	(236)	(228)
Prepaid reinsurance premiums	(261)	(171)
Other	(23)	(78)
Net cash flows from operating activities	1,891	2,096
Cash flows from investing activities
Purchases of fixed maturities available for sale	(9,179)	(7,960)
Purchases of to be announced mortgage-backed securities	(31)	—
Purchases of fixed maturities held to maturity	(24)	(129)
Purchases of equity securities	(70)	(64)
Sales of fixed maturities available for sale	3,611	3,842
Sales of to be announced mortgage-backed securities	31	—
Sales of equity securities	102	45
Maturities and redemptions of fixed maturities available for sale	3,691	3,163
Maturities and redemptions of fixed maturities held to maturity	470	414
Net change in short-term investments	228	(295)
Net derivative instruments settlements	(33)	(185)
Acquisition of subsidiaries (net of cash acquired of $620 and $4)	255	(172)
Other	(71)	(118)
Net cash flows used for investing activities	(1,020)	(1,459)
Cash flows from financing activities
Dividends paid on Common Shares	(427)	(428)
Common Shares repurchased	(750)	(557)
Proceeds from issuance of long-term debt	800	699
Proceeds from issuance of short-term debt	1,327	977
Repayment of long-term debt	(450)	(500)
Repayment of short-term debt	(1,327)	(977)
Proceeds from share-based compensation plans, including windfall tax benefits	46	75
Policyholder contract deposits	235	125
Policyholder contract withdrawals	(107)	(33)
Other	(6)	(6)
Net cash flows used for financing activities	(659)	(625)
Effect of foreign currency rate changes on cash and cash equivalents	(77)	3
Net increase in cash	135	15
Cash – beginning of period	655	579
Cash – end of period	$790	$594
Supplemental cash flow information
Taxes paid	$263	$148
Interest paid	$127	$134
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

2. Acquisitions

Fireman's Fund Insurance Company High Net Worth Personal Lines Insurance Business in the U.S. (Fireman's Fund)
On April 1, 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves for $365 million in cash. We acquired assets with a fair value of $749 million, consisting primarily of cash of $620 million and insurance and reinsurance balances receivable of $128 million. We assumed liabilities with a fair value of $858 million, consisting primarily of unpaid losses and loss expenses of $402 million and unearned premiums of $428 million. This acquisition generated $208 million of goodwill, attributable to expected growth and profitability, all of which is expected to be deductible for income tax purposes, and other intangible assets of $266 million, primarily related to renewal rights, based on ACE’s preliminary purchase price allocation. The acquisition expands our position in the high net worth personal lines insurers in the U.S. The Fireman’s Fund business integrates into our existing high net worth personal lines business, ACE Private Risk Services, which offers a broad range of coverage including homeowners, automobile, umbrella and excess liability, collectibles and yachts. Goodwill and other intangible assets arising from this acquisition are included in our Insurance – North American P&C segment.

Large Corporate Account P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On October 31, 2014, we expanded our presence in Brazil with the acquisition of the large corporate account property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for $610 million in cash, subject to a working capital adjustment under the purchase agreement expected to be finalized in the third quarter of 2015. This acquisition generated $449 million of goodwill, attributable to expected growth and profitability, none of which is currently deductible for income tax purposes, and other intangible assets of $60 million, primarily related to renewal rights, based on ACE’s preliminary purchase price allocation. Goodwill may become deductible for income tax purposes under Brazilian tax law if this acquired entity is merged with certain ACE legal entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The acquisition generated $46 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $80 million based on ACE’s purchase price allocation.  The other intangible assets primarily relate to a bancassurance agreement.

Goodwill and other intangible assets arising from the acquisitions of Itaú Seguros and Samaggi are included in our Insurance – Overseas General segment.

The consolidated financial statements include results of acquired businesses from the acquisition dates.

To be acquired
The Chubb Corporation (Chubb)
On June 30, 2015, we entered into a definitive agreement to acquire Chubb, a leading provider of middle-market commercial, specialty, surety, and personal insurance.  Under the terms of the merger agreement, when the transaction closes Chubb will be merged with a newly-formed subsidiary of ACE and Chubb shareholders will receive for each share of Chubb stock an aggregate $62.93 in cash and 0.6019 shares of ACE stock.  Based on the closing price of ACE stock on June 30, 2015 of $101.68 per share, the purchase price would be approximately $28.3 billion in cash and newly issued stock, and the former Chubb shareholders would own approximately 137 million shares, or 30 percent, of the combined company's outstanding shares.

The merger agreement provides that following the close of the transaction (i) the acquired businesses will continue to operate under the Chubb names as they do now; (ii) we will change the name of ACE Limited to assume the Chubb name at our parent company level, and (iii) the combined company will transition to operate under the Chubb name globally.

We intend to finance the cash portion of the transaction through a combination of $9 billion sourced from various ACE and Chubb companies plus $5.3 billion of senior notes with a range of maturities to be determined.  The transaction is expected to close during the first quarter of 2016, subject to approval by ACE and Chubb shareholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and insurance and other antitrust regulatory approvals.

3. Investments

a) Transfers of securities
During April 2015, we transferred securities, considered essential holdings in a diversified portfolio, with a total fair value of $1.9 billion from Fixed maturities available for sale to Fixed maturities held to maturity. These securities, which we have the intent and ability to hold to maturity, were transferred given the growth in ACE’s investment portfolio over the last several years, as well as continued efforts to manage the diversification of our global portfolio. The net unrealized appreciation at the date of the transfer continues to be reported in the carrying value of the transferred investments and is amortized through OCI over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount. This transfer represents a non-cash transaction and does not impact the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

b) Fixed maturities

June 30, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,743	$67	$(5)	$2,805	$—
Foreign	14,739	529	(112)	15,156	(5)
Corporate securities	16,515	534	(171)	16,878	(6)
Mortgage-backed securities	10,607	237	(60)	10,784	(1)
States, municipalities, and political subdivisions	2,995	97	(14)	3,078	—
	$47,599	$1,464	$(362)	$48,701	$(12)
Held to maturity
U.S. Treasury and agency	$743	$16	$(1)	$758	$—
Foreign	808	39	(4)	843	—
Corporate securities	3,113	72	(56)	3,129	—
Mortgage-backed securities	1,828	50	(1)	1,877	—
States, municipalities, and political subdivisions	2,184	32	(18)	2,198	—
	$8,676	$209	$(80)	$8,805	$—

December 31, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,741	$87	$(8)	$2,820	$—
Foreign	14,703	629	(90)	15,242	—
Corporate securities	16,897	704	(170)	17,431	(7)
Mortgage-backed securities	10,011	304	(29)	10,286	(1)
States, municipalities, and political subdivisions	3,474	147	(5)	3,616	—
	$47,826	$1,871	$(302)	$49,395	$(8)
Held to maturity
U.S. Treasury and agency	$832	$20	$(2)	$850	$—
Foreign	916	47	—	963	—
Corporate securities	2,323	102	(2)	2,423	—
Mortgage-backed securities	1,983	57	(1)	2,039	—
States, municipalities, and political subdivisions	1,277	40	(3)	1,314	—
	$7,331	$266	$(8)	$7,589	$—

As discussed in Note 3 e), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and six months ended June 30, 2015, nil and $4 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and six months ended June 30, 2014, $1 million and $5 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At June 30, 2015 and December 31, 2014, AOCI included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

cumulative net unrealized depreciation of $7 million and $3 million, respectively, related to securities remaining in the investment portfolio for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 80 percent and 83 percent of the total mortgage-backed securities at June 30, 2015 and December 31, 2014, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2015		2014
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$1,906	$1,925	$2,187	$2,206
Due after 1 year through 5 years	16,377	16,808	15,444	15,857
Due after 5 years through 10 years	14,321	14,549	15,663	16,089
Due after 10 years	4,388	4,635	4,521	4,957
	36,992	37,917	37,815	39,109
Mortgage-backed securities	10,607	10,784	10,011	10,286
	$47,599	$48,701	$47,826	$49,395
Held to maturity
Due in 1 year or less	$377	$381	$353	$355
Due after 1 year through 5 years	2,589	2,685	2,603	2,693
Due after 5 years through 10 years	2,351	2,351	1,439	1,489
Due after 10 years	1,531	1,511	953	1,013
	6,848	6,928	5,348	5,550
Mortgage-backed securities	1,828	1,877	1,983	2,039
	$8,676	$8,805	$7,331	$7,589

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

	June 30	December 31
(in millions of U.S. dollars)	2015	2014
Cost	$433	$440
Gross unrealized appreciation	77	83
Gross unrealized depreciation	(12)	(13)
Fair value	$498	$510

d) Investments in partially-owned insurance companies
On March 27, 2015 and April 14, 2015, we paid $70 million and $20 million, respectively, to acquire 11.3 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity.  ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, ACE will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, ACE is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of ACE’s primary insurance business and the income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, ACE’s long-term arrangements with BlackRock, Inc. include a fee sharing arrangement in which ACE and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees.

ABR Re is a variable interest entity; however, ACE is not the primary beneficiary and does not consolidate ABR Re because ACE does not have the power to control and direct ABR Re’s most significant activities, including investing and underwriting. Our minority ownership interest is accounted for under the equity method of accounting. ACE cedes premiums to ABR Re and recognizes the associated commissions. For both the three and six months ended June 30, 2015, ACE ceded reinsurance premiums of $35 million and recognized ceded commissions of $11 million. At June 30, 2015, the amount of Reinsurance recoverable on losses and loss expenses was $5 million and the amount of ceded reinsurance premium payable included in Insurance and reinsurance balances payable in the consolidated balance sheet was $18 million.

e) Net realized gains (losses)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the three and six months ended June 30, 2015, credit losses recognized in Net income for corporate securities were $5 million and $9 million, respectively. For the three and six months ended June 30, 2014 credit losses recognized in Net income for corporate securities were $6 million and $10 million, respectively.

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

For the three and six months ended June 30, 2015 and 2014, there were no credit losses recognized in Net income for mortgage-backed securities.
The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Fixed maturities:
OTTI on fixed maturities, gross	$(13)	$(9)	$(26)	$(15)
OTTI on fixed maturities recognized in OCI (pre-tax)	6	1	6	2
OTTI on fixed maturities, net	(7)	(8)	(20)	(13)
Gross realized gains excluding OTTI	28	54	72	90
Gross realized losses excluding OTTI	(16)	(26)	(51)	(46)
Total fixed maturities	5	20	1	31
Equity securities:
OTTI on equity securities	(1)	(1)	(1)	(7)
Gross realized gains excluding OTTI	30	2	33	4
Gross realized losses excluding OTTI	—	—	(2)	(1)
Total equity securities	29	1	30	(4)
OTTI on other investments	—	(3)	—	(3)
Foreign exchange losses	(40)	(14)	(71)	(23)
Investment and embedded derivative instruments	27	(15)	28	(40)
Fair value adjustments on insurance derivative	104	2	59	(46)
S&P put options and futures	(2)	(72)	(14)	(91)
Other derivative instruments	(1)	9	(1)	7
Other	4	(1)	5	(8)
Net realized gains (losses)	$126	$(73)	$37	$(177)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Balance of credit losses related to securities still held – beginning of period	$22	$35	$28	$37
Additions where no OTTI was previously recorded	4	5	7	7
Additions where an OTTI was previously recorded	1	1	2	3
Reductions for securities sold during the period	(4)	(17)	(14)	(23)
Balance of credit losses related to securities still held – end of period	$23	$24	$23	$24

f) Gross unrealized loss
At June 30, 2015, there were 7,253 fixed maturities out of a total of 26,933 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. There were 99 equity securities out of a total of 271 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at June 30, 2015, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$693	$(5)	$137	$(1)	$830	$(6)
Foreign	3,867	(104)	273	(12)	4,140	(116)
Corporate securities	6,361	(195)	520	(32)	6,881	(227)
Mortgage-backed securities	3,430	(46)	495	(15)	3,925	(61)
States, municipalities, and political subdivisions	2,215	(30)	87	(2)	2,302	(32)
Total fixed maturities	16,566	(380)	1,512	(62)	18,078	(442)
Equity securities	80	(12)	—	—	80	(12)
Other investments	33	(2)	—	—	33	(2)
Total	$16,679	$(394)	$1,512	$(62)	$18,191	$(456)

	0 – 12 Months		Over 12 Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$350	$(1)	$666	$(9)	$1,016	$(10)
Foreign	2,262	(75)	375	(15)	2,637	(90)
Corporate securities	4,684	(150)	738	(22)	5,422	(172)
Mortgage-backed securities	704	(2)	1,663	(28)	2,367	(30)
States, municipalities, and political subdivisions	458	(3)	490	(5)	948	(8)
Total fixed maturities	8,458	(231)	3,932	(79)	12,390	(310)
Equity securities	101	(13)	—	—	101	(13)
Total	$8,559	$(244)	$3,932	$(79)	$12,491	$(323)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

g) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements, which represent ACE's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2015 and December 31, 2014, are investments, primarily fixed maturities, totaling $16.5 billion and $16.3 billion, respectively, and cash of $80 million and $117 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2015	2014
Trust funds	$11,085	$10,838
Deposits with non-U.S. regulatory authorities	2,263	2,305
Assets pledged under repurchase agreements	1,458	1,431
Deposits with U.S. regulatory authorities	1,327	1,345
Other pledged assets	398	457
	$16,531	$16,376
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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV). The majority of these investments, for which NAV was used as a practical expedient to measure fair value, are classified within Level 3 because either ACE will never have the contractual option to redeem the investments or will not have the contractual option to redeem the investments in the near term. The remainder of such investments is classified within Level 2. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities and fixed maturities held in rabbi trusts maintained by ACE for deferred compensation plans, which are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three and six months ended June 30, 2015 and 2014, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2014 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2015	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,741	$1,064	$—	$2,805
Foreign	—	15,100	56	15,156
Corporate securities	—	16,711	167	16,878
Mortgage-backed securities	—	10,729	55	10,784
States, municipalities, and political subdivisions	—	3,078	—	3,078
	1,741	46,682	278	48,701
Equity securities	483	13	2	498
Short-term investments	1,108	954	—	2,062
Other investments	370	279	2,679	3,328
Securities lending collateral	—	1,080	—	1,080
Investment derivative instruments	16	—	—	16
Other derivative instruments	23	—	—	23
Separate account assets	1,567	84	—	1,651
Total assets measured at fair value	$5,308	$49,092	$2,959	$57,359
Liabilities:
Investment derivative instruments	$15	$—	$—	$15
Other derivative instruments	—	—	3	3
GLB(1)	—	—	347	347
Total liabilities measured at fair value	$15	$—	$350	$365

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period of Underlying Assets		2015		2014
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$306	$124	$282	$145
Real Assets	3 to 7 Years	460	177	451	210
Distressed	5 to 9 Years	242	252	232	175
Private Credit	3 to 7 Years	291	234	299	190
Traditional	3 to 9 Years	897	224	908	289
Vintage	1 to 2 Years	16	—	11	1
Investment funds	Not Applicable	306	—	378	—
		$2,518	$1,011	$2,561	$1,010

In 2015, we redefined and regrouped certain alternative investment categories to better align with our management approach. The prior year amounts have been reclassified to conform to the current year presentation. Included in all categories in the above table except for Investment funds are investments for which ACE will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. Further, for all categories except for Investment funds, ACE does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	June 30, 2015	December 31, 2014
GLB(1)	$347	$406	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
June 30, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$167	$33	$2	$2,789	$4	$451
Transfers into Level 3	28	12	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	(3)	—	—	6	—	—
Included in earnings:
Net Realized Gains/Losses	—	—	—	(1)	11	(1)	(104)
Other income (expense)	—	—	—	—	18	—	—
Purchases	8	8	23	1	52	—	—
Sales	—	(2)	—	—	(25)	—	—
Settlements	—	(15)	(1)	—	(172)	—	—
Balance–End of Period	$56	$167	$55	$2	$2,679	$3	$347
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$(1)	$—	$(1)	$(104)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets					Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	GLB(1)
June 30, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$26	$151	$8	$2	$2,611	$243
Transfers into Level 3	2	26	—	—	—	—
Transfers out of Level 3	(16)	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	2	—	—	7	—
Included in earnings:
Net Realized Gains/Losses	1	—	—	—	(3)	(2)
Other income (expense)	—	—	—	—	43	—
Purchases	—	30	—	—	109	—
Sales	(1)	(2)	—	—	(2)	—
Settlements	—	(3)	(1)	—	(125)	—
Balance–End of Period	$12	$204	$7	$2	$2,640	$241
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$(3)	$(2)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $486 million at June 30, 2014, and $483 million at March 31, 2014, which includes a fair value derivative adjustment of $241 million and $243 million, respectively.

					Assets		Liabilities
Six Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
June 30, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$187	$15	$2	$2,719	4	$406
Transfers into Level 3	28	13	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	—	—	—	(14)	—	—
Included in earnings:
Net Realized Gains/Losses	—	(3)	—	(1)	11	(1)	(59)
Other income (expense)	—	—	—	—	40	—	—
Purchases	9	16	41	1	177	—	—
Sales	(1)	(5)	—	—	(25)	—	—
Settlements	—	(41)	(1)	—	(229)	—	—
Balance–End of Period	$56	$167	$55	$2	$2,679	$3	$347
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$(1)	$—	$(1)	$(59)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets						Liabilities
Six Months Ended	Available-for-Sale Debt Securities				Short-term investments	Other investments	GLB(1)
June 30, 2014	Foreign	Corporate securities	MBS	Equity securities
(in millions of U.S. dollars)
Balance–Beginning of Period	$44	$166	$8	$4	$7	$2,440	$193
Transfers into Level 3	2	30	—	—	—	—	—
Transfers out of Level 3	(34)	(22)	—	(2)	(7)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	2	—	1	—	48	—
Included in earnings:
Net Realized Gains/Losses	1	—	—	—	—	(3)	48
Other income (expense)	—	—	—	—	—	104	—
Purchases	2	45	—	1	—	248	—
Sales	(2)	(8)	—	(2)	—	(3)	—
Settlements	—	(9)	(1)	—	—	(194)	—
Balance–End of Period	$12	$204	$7	$2	$—	$2,640	$241
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$(3)	$48

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $486 million at June 30, 2014 and $427 million at December 31, 2013, which includes a fair value derivative adjustment of $241 million and $193 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$583	$175	$—	$758	$743
Foreign	—	843	—	843	808
Corporate securities	—	3,115	14	3,129	3,113
Mortgage-backed securities	—	1,877	—	1,877	1,828
States, municipalities, and political subdivisions	—	2,198	—	2,198	2,184
	583	8,208	14	8,805	8,676
Partially-owned insurance companies	—	—	638	638	638
Total assets	$583	$8,208	$652	$9,443	$9,314
Liabilities:
Short-term debt	$—	$2,107	$—	$2,107	$2,102
Long-term debt	—	4,383	—	4,383	4,157
Trust preferred securities	—	457	—	457	309
Total liabilities	$—	$6,947	$—	$6,947	$6,568

December 31, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$659	$191	$—	$850	$832
Foreign	—	963	—	963	916
Corporate securities	—	2,408	15	2,423	2,323
Mortgage-backed securities	—	2,039	—	2,039	1,983
States, municipalities, and political subdivisions	—	1,314	—	1,314	1,277
	659	6,915	15	7,589	7,331
Partially-owned insurance companies	—	—	504	504	504
Total assets	$659	$6,915	$519	$8,093	$7,835
Liabilities:
Short-term debt	$—	$2,571	$—	$2,571	$2,552
Long-term debt	—	3,690	—	3,690	3,357
Trust preferred securities	—	462	—	462	309
Total liabilities	$—	$6,723	$—	$6,723	$6,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2015	2014	2015	2014
GMDB
Net premiums earned	$16	$18	$32	$37
Policy benefits and other reserve adjustments	$11	$13	$20	$28
GLB
Net premiums earned	$30	$34	$62	$70
Policy benefits and other reserve adjustments	7	10	19	19
Net realized gains (losses)	104	2	59	(48)
Gain recognized in Net income	$127	$26	$102	$3
Less: Net cash received	26	29	54	62
Net (increase) decrease in liability	$101	$(3)	$48	$(59)

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures held to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 7 for additional information.

At June 30, 2015 and December 31, 2014, the reported liability for GMDB reinsurance was $114 million and $111 million, respectively. At June 30, 2015 and December 31, 2014, the reported liability for GLB reinsurance was $615 million and $663 million, respectively, which includes a fair value derivative adjustment of $347 million and $406 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

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

In May 2015, ACE INA Holdings Inc.'s $450 million of 5.6 percent senior notes matured and were fully paid.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2015			December 31, 2014
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$6	$(13)	$1,309	$12	$(7)	$1,329
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Futures contracts on money market instruments	OA / (AP)	1	(1)	4,355	—	—	2,467
Options/Futures contracts on notes and bonds	OA / (AP)	9	(1)	920	6	(29)	1,636
Convertible securities(1)	FM AFS / ES	292	—	277	291	—	267
		$308	$(15)	$6,956	$309	$(36)	$5,794
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$16	$—	$1,286	$—	$(21)	$1,384
Options on equity market indices (2)	OA / (AP)	—	—	250	2	—	250
Other	OA / (AP)	7	(3)	401	—	(4)	10
		$23	$(3)	$1,937	$2	$(25)	$1,644
GLB(3)	(AP) / (FPB)	$—	$(615)	$786	$—	$(663)	$675

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

At June 30, 2015 and December 31, 2014, derivative liabilities of $19 million and $34 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Secured borrowings
ACE participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At June 30, 2015 and December 31, 2014, our securities lending collateral was $1,080 million and $1,330 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,081 million and $1,331 million, respectively. At June 30, 2015 the securities lending collateral held by ACE on overnight and continuous securities lending contracts comprised $526 million of Cash, $477 million of Foreign securities, $74 million of U.S. Treasury and agency securities and $3 million of Corporate securities. The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable due to accrued interest recorded in the securities lending payable. The securities lending collateral can only be drawn down by ACE in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the consolidated balance sheets.

At both June 30, 2015 and December 31, 2014, our repurchase agreement obligations of $1,402 million were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Short-term debt in the consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and maturity date of the underlying agreements:

	Remaining contractual maturity
June 30, 2015	30 - 90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$5	$5
U.S. Treasury and agency	62	176	238
Mortgage-backed securities	86	1,129	1,215
	$148	$1,310	$1,458
Gross amount of recognized liabilities for repurchase agreements			$1,402
Difference(1)			$56

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

Potential risks exist in our secured borrowing transactions due to market conditions and counterparty exposure.  With collateral that we pledge, there is a risk that the collateral may not be returned at the expiration of the agreement. If the counterparty fails to return the collateral, ACE will have free use of the borrowed funds until our collateral is returned.  In addition, we may encounter the risk that ACE may not be able to renew outstanding borrowings with a new term or with an existing counterparty due to market conditions including a decrease in demand as well as more restrictive terms from banks due to increased regulatory and capital constraints. Should this condition occur,  ACE may seek alternative borrowing sources or reduce borrowings.  Additionally, increased margins and collateral requirements due to market conditions would increase our restricted assets as we are required to provide additional collateral to support the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Investment and embedded derivative instruments
Foreign currency forward contracts	$(10)	$(1)	$15	$(4)
All other futures contracts and options	42	(18)	13	(40)
Convertible securities(1)	(5)	4	—	4
Total investment and embedded derivative instruments	$27	$(15)	$28	$(40)
GLB and other derivative instruments
GLB(2)	$104	$2	$59	$(46)
Futures contracts on equities(3)	(2)	(71)	(13)	(88)
Options on equity market indices(3)	—	(1)	(1)	(3)
Other	(1)	9	(1)	7
Total GLB and other derivative instruments	$101	$(61)	$44	$(130)
	$128	$(76)	$72	$(170)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

c) Derivative instrument objectives
(i) Foreign currency exposure management
A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. ACE uses forwards to minimize the effect of fluctuating foreign currencies as discussed above.

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

d) Other investments
At June 30, 2015, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.2 billion. In connection with these investments, we have commitments that may require funding of up to $1.0 billion over the next several years.

e) Taxation
At June 30, 2015, $23 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

f) Legal proceedings
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, expected to be paid in four quarterly installments of $0.67 per share after the annual general meeting. This dividend will be distributed from capital contribution reserves and transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid, and is authorized to abstain (in whole or in part) from distributing a dividend in its discretion, until the date of the 2016 annual general meeting.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2015		2014		2015		2014
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Dividends – par value reduction	—	$	0.58	$0.65	0.62	$0.65	1.03	$1.16
Dividends – distributed from capital contribution reserves	0.62	0.67	—	—	0.62	0.67	0.20	0.24
Total dividend distributions per common share	0.62	$0.67	0.58	$0.65	1.24	$1.32	1.23	$1.40

Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 24.15 at June 30, 2015.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2015, 19,018,131 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

ACE Limited securities repurchase authorization
In November 2014, the Board announced authorization of a share repurchase program of $1.5 billion of ACE's Common Shares for the period January 1, 2015 through December 31, 2015 to replace the November 2013 authorization when it expired on December 31, 2014.

In November 2013, the Board announced authorization of a share repurchase program of up to $2.0 billion of ACE's Common Shares through December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents repurchases of ACE's Common Shares conducted in a series of open market transactions under the Board authorizations:

(in millions of U.S. dollars, except share data)	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Number of shares repurchased	3,650,200	2,306,000	6,677,663	5,793,882
Cost of shares repurchased	$394	$237	$734	$569
Repurchase authorization remaining at end of period	$766	$1,374	$766	$1,374

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

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended June 30, 2015, underwriting income in our Insurance – North American Agriculture segment was $21 million. This amount includes $2 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for the three months ended June 30, 2015, Life underwriting income of $77 million includes Net investment income of $66 million and gains from fair value changes in separate account assets of $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended June 30, 2015	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,975	$379	$1,669	$261	$500	$—	$4,784
Net premiums earned	1,688	321	1,644	220	487	—	4,360
Losses and loss expenses	1,120	271	816	72	137	1	2,417
Policy benefits	—	—	—	—	153	—	153
Policy acquisition costs	130	23	396	60	118	—	727
Administrative expenses	189	4	254	13	74	44	578
Underwriting income (loss)	249	23	178	75	5	(45)	485
Net investment income	269	6	139	79	66	3	562
Net realized gains (losses) including OTTI	—	(2)	13	5	103	7	126
Interest expense	2	—	1	1	2	65	71
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(6)	—	(6)
Other	23	8	8	(3)	(17)	4	23
Income tax expense (benefit)	89	4	69	7	10	(36)	143
Net income (loss)	$404	$15	$252	$154	$185	$(68)	$942

For the Three Months Ended June 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,635	$388	$1,760	$278	$498	$—	$4,559
Net premiums earned	1,542	330	1,709	261	490	—	4,332
Losses and loss expenses	1,016	287	830	109	146	—	2,388
Policy benefits	—	—	—	—	144	—	144
Policy acquisition costs	152	23	402	60	121	—	758
Administrative expenses	175	1	256	14	73	47	566
Underwriting income (loss)	199	19	221	78	6	(47)	476
Net investment income	265	6	136	80	66	3	556
Net realized gains (losses) including OTTI	(11)	8	14	(15)	(72)	3	(73)
Interest expense	2	—	1	2	3	64	72
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(17)	—	(17)
Other	(24)	9	8	(10)	4	5	(8)
Income tax expense (benefit)	91	5	55	10	12	(40)	133
Net income (loss)	$384	$19	$307	$141	$(2)	$(70)	$779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Six Months Ended June 30, 2015	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$3,405	$467	$3,463	$534	$991	$—	$8,860
Net premiums earned	3,214	385	3,281	446	961	—	8,287
Losses and loss expenses	2,155	293	1,630	171	289	1	4,539
Policy benefits	—	—	—	—	295	—	295
Policy acquisition costs	291	19	785	114	225	—	1,434
Administrative expenses	360	3	510	25	147	87	1,132
Underwriting income (loss)	408	70	356	136	5	(88)	887
Net investment income	532	12	277	154	132	6	1,113
Net realized gains (losses) including OTTI	(6)	(2)	3	(6)	44	4	37
Interest expense	4	—	2	2	3	128	139
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(17)	—	(17)
Other	16	16	25	(8)	(29)	9	29
Income tax expense (benefit)	169	14	121	15	19	(75)	263
Net income (loss)	$745	$50	$488	$275	$205	$(140)	$1,623

For the Six Months Ended June 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$3,053	$582	$3,531	$586	$992	$—	$8,744
Net premiums earned	3,029	433	3,321	545	974	—	8,302
Losses and loss expenses	1,956	413	1,647	235	297	1	4,549
Policy benefits	—	—	—	—	258	—	258
Policy acquisition costs	311	28	788	127	232	—	1,486
Administrative expenses	336	2	506	28	141	88	1,101
Underwriting income (loss)	426	(10)	380	155	46	(89)	908
Net investment income	535	13	268	157	130	6	1,109
Net realized gains (losses) including OTTI	(20)	6	4	(23)	(148)	4	(177)
Interest expense	5	—	2	3	6	127	143
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(11)	—	(11)
Other	(44)	17	2	(29)	11	12	(31)
Income tax expense (benefit)	174	(2)	92	20	22	(80)	226
Net income (loss)	$806	$(6)	$556	$295	$—	$(138)	$1,513

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Three Months Ended June 30, 2015
Insurance – North American P&C	$507	$1,079	$102	$1,688
Insurance – North American Agriculture	321	—	—	321
Insurance – Overseas General	729	391	524	1,644
Global Reinsurance	102	118	—	220
Life	—	—	487	487
	$1,659	$1,588	$1,113	$4,360
For the Three Months Ended June 30, 2014
Insurance – North American P&C	$423	$1,018	$101	$1,542
Insurance – North American Agriculture	330	—	—	330
Insurance – Overseas General	727	395	587	1,709
Global Reinsurance	132	129	—	261
Life	—	—	490	490
	$1,612	$1,542	$1,178	$4,332

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Six Months Ended June 30, 2015
Insurance – North American P&C	$917	$2,094	$203	$3,214
Insurance – North American Agriculture	385	—	—	385
Insurance – Overseas General	1,457	773	1,051	3,281
Global Reinsurance	219	227	—	446
Life	—	—	961	961
	$2,978	$3,094	$2,215	$8,287
For the Six Months Ended June 30, 2014
Insurance – North American P&C	$828	$1,999	$202	$3,029
Insurance – North American Agriculture	433	—	—	433
Insurance – Overseas General	1,420	764	1,137	3,321
Global Reinsurance	286	259	—	545
Life	—	—	974	974
	$2,967	$3,022	$2,313	$8,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2015	2014	2015	2014
Numerator:
Net income	$942	$779	$1,623	$1,513
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	325,463,196	337,846,228	326,795,838	338,353,260
Denominator for diluted earnings per share:
Share-based compensation plans	3,222,562	3,286,359	3,373,809	3,267,499
Weighted-average shares outstanding and assumed conversions	328,685,758	341,132,587	330,169,647	341,620,759
Basic earnings per share	$2.89	$2.30	$4.97	$4.47
Diluted earnings per share	$2.86	$2.28	$4.91	$4.43
Potential anti-dilutive share conversions	1,934,454	1,778,040	1,306,817	1,220,731

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014 for ACE Limited (Parent Guarantor) and ACE INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other ACE Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at June 30, 2015

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$32	$35	$63,198	$—	$63,265
Cash(1)	1	3	1,209	(423)	790
Insurance and reinsurance balances receivable	—	—	6,726	(969)	5,757
Reinsurance recoverable on losses and loss expenses	—	—	20,619	(8,844)	11,775
Reinsurance recoverable on policy benefits	—	—	1,192	(989)	203
Value of business acquired	—	—	434	—	434
Goodwill and other intangible assets	—	—	5,969	—	5,969
Investments in subsidiaries	29,806	18,747	—	(48,553)	—
Due from subsidiaries and affiliates, net	370	—	—	(370)	—
Other assets	5	381	15,026	(3,765)	11,647
Total assets	$30,214	$19,166	$114,373	$(63,913)	$99,840
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,596	$(8,366)	$38,230
Unearned premiums	—	—	10,718	(1,839)	8,879
Future policy benefits	—	—	5,824	(989)	4,835
Due to subsidiaries and affiliates, net	—	245	125	(370)	—
Affiliated notional cash pooling programs(1)	386	37	—	(423)	—
Short-term debt	—	700	1,402	—	2,102
Long-term debt	—	4,145	12	—	4,157
Trust preferred securities	—	309	—	—	309
Other liabilities	273	1,499	13,374	(3,373)	11,773
Total liabilities	659	6,935	78,051	(15,360)	70,285
Total shareholders’ equity	29,555	12,231	36,322	(48,553)	29,555
Total liabilities and shareholders’ equity	$30,214	$19,166	$114,373	$(63,913)	$99,840

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,784	$—	$4,784
Net premiums earned	—	—	4,360	—	4,360
Net investment income	—	—	562	—	562
Equity in earnings of subsidiaries	901	296	—	(1,197)	—
Net realized gains (losses) including OTTI	—	(2)	128	—	126
Losses and loss expenses	—	—	2,417	—	2,417
Policy benefits	—	—	153	—	153
Policy acquisition costs and administrative expenses	18	7	1,280	—	1,305
Interest (income) expense	(7)	69	9	—	71
Other (income) expense	(57)	(4)	78	—	17
Income tax expense (benefit)	5	(27)	165	—	143
Net income	$942	$249	$948	$(1,197)	$942
Comprehensive income (loss)	$397	$(91)	$403	$(312)	$397
Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,559	$—	$4,559
Net premiums earned	—	—	4,332	—	4,332
Net investment income	1	1	554	—	556
Equity in earnings of subsidiaries	745	231	—	(976)	—
Net realized gains (losses) including OTTI	—	8	(81)	—	(73)
Losses and loss expenses	—	—	2,388	—	2,388
Policy benefits	—	—	144	—	144
Policy acquisition costs and administrative expenses	22	8	1,294	—	1,324
Interest (income) expense	(9)	70	11	—	72
Other (income) expense	(50)	6	19	—	(25)
Income tax expense (benefit)	4	(25)	154	—	133
Net income	$779	$181	$795	$(976)	$779
Comprehensive income	$1,348	$511	$1,364	$(1,875)	$1,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,860	$—	$8,860
Net premiums earned	—	—	8,287	—	8,287
Net investment income	1	1	1,111	—	1,113
Equity in earnings of subsidiaries	1,549	500	—	(2,049)	—
Net realized gains (losses) including OTTI	—	(2)	39	—	37
Losses and loss expenses	—	—	4,539	—	4,539
Policy benefits	—	—	295	—	295
Policy acquisition costs and administrative expenses	32	13	2,521	—	2,566
Interest (income) expense	(15)	138	16	—	139
Other (income) expense	(98)	(7)	117	—	12
Income tax expense (benefit)	8	(53)	308	—	263
Net income	$1,623	$408	$1,641	$(2,049)	$1,623
Comprehensive income (loss)	$1,039	$(67)	$1,057	$(990)	$1,039

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,744	$—	$8,744
Net premiums earned	—	—	8,302	—	8,302
Net investment income	1	1	1,107	—	1,109
Equity in earnings of subsidiaries	1,447	411	—	(1,858)	—
Net realized gains (losses) including OTTI	—	7	(184)	—	(177)
Losses and loss expenses	—	—	4,549	—	4,549
Policy benefits	—	—	258	—	258
Policy acquisition costs and administrative expenses	39	14	2,534	—	2,587
Interest (income) expense	(19)	141	21	—	143
Other (income) expense	(92)	20	30	—	(42)
Income tax expense (benefit)	7	(55)	274	—	226
Net income	$1,513	$299	$1,559	$(1,858)	$1,513
Comprehensive income	$2,456	$777	$2,502	$(3,279)	$2,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$65	$(35)	$1,861	$—	$1,891
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(9,210)	—	(9,210)
Purchases of fixed maturities held to maturity	—	—	(24)	—	(24)
Purchases of equity securities	—	—	(70)	—	(70)
Sales of fixed maturities available for sale	—	—	3,642	—	3,642
Sales of equity securities	—	—	102	—	102
Maturities and redemptions of fixed maturities available for sale	—	—	3,691	—	3,691
Maturities and redemptions of fixed maturities held to maturity	—	—	470	—	470
Net change in short-term investments	—	190	38	—	228
Net derivative instruments settlements	—	(9)	(24)	—	(33)
Acquisition of subsidiaries (net of cash acquired of $620)	—	—	255	—	255
Other	—	(2)	(69)	—	(71)
Net cash flows from (used for) investing activities	—	179	(1,199)	—	(1,020)
Cash flows from financing activities
Dividends paid on Common Shares	(427)	—	—	—	(427)
Common Shares repurchased	—	—	(750)	—	(750)
Proceeds from issuance of long-term debt	—	800	—	—	800
Proceeds from issuance of short-term debt	—	—	1,327	—	1,327
Repayment of long-term debt	—	(450)	—	—	(450)
Repayment of short-term debt	—	—	(1,327)	—	(1,327)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	46	—	46
Advances (to) from affiliates	223	(214)	(9)	—	—
Net payments to affiliated notional cash pooling programs(1)	140	(272)	—	132	—
Policyholder contract deposits	—	—	235	—	235
Policyholder contract withdrawals	—	—	(107)	—	(107)
Other	—	(6)	—	—	(6)
Net cash flows used for financing activities	(64)	(142)	(585)	132	(659)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(77)	—	(77)
Net increase in cash	1	2	—	132	135
Cash – beginning of period(1)	—	1	1,209	(555)	655
Cash – end of period(1)	$1	$3	$1,209	$(423)	$790

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2015 and December 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$83	$(7)	$2,020	$—	$2,096
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(7,963)	3	(7,960)
Purchases of fixed maturities held to maturity	—	—	(129)	—	(129)
Purchases of equity securities	—	—	(64)	—	(64)
Sales of fixed maturities available for sale	—	—	3,845	(3)	3,842
Sales of equity securities	—	—	45	—	45
Maturities and redemptions of fixed maturities available for sale	—	—	3,163	—	3,163
Maturities and redemptions of fixed maturities held to maturity	—	—	414	—	414
Net change in short-term investments	(1)	(1)	(293)	—	(295)
Net derivative instruments settlements	—	(7)	(178)	—	(185)
Acquisition of subsidiaries (net of cash acquired of $4)	—	—	(172)	—	(172)
Other	—	(3)	(115)	—	(118)
Net cash flows used for investing activities	(1)	(11)	(1,447)	—	(1,459)
Cash flows from financing activities
Dividends paid on Common Shares	(428)	—	—	—	(428)
Common Shares repurchased	—	—	(557)	—	(557)
Proceeds from issuance of long-term debt	—	699	—	—	699
Proceeds from issuance of short-term debt	—	—	977	—	977
Repayment of long-term debt	—	(500)	—	—	(500)
Repayment of short-term debt	—	—	(977)	—	(977)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	75	—	75
Advances (to) from affiliates	575	(667)	92	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(185)	477	—	(292)	—
Policyholder contract deposits	—	—	125	—	125
Policyholder contract withdrawals	—	—	(33)	—	(33)
Other	—	(6)	—	—	(6)
Net cash flows (used for) from financing activities	(38)	3	(298)	(292)	(625)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash	44	(15)	278	(292)	15
Cash – beginning of period(1)	—	16	748	(185)	579
Cash – end of period(1)	$44	$1	$1,026	$(477)	$594

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2015.

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail under Part II, Item 1A, under Risk Factors, starting on page 79 and elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

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

•
risks and uncertainties relating to our planned acquisition of The Chubb Corporation (the Chubb Merger) including our ability to complete the Chubb Merger, the availability of favorable financing necessary to complete the Chubb Merger and our ability to successfully integrate the acquired company;

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

Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2015, we had total assets of $100 billion and shareholders’ equity of $30 billion. ACE opened its first business office in Bermuda, in 1985, and continues to maintain operations in Bermuda.

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For more information on our segments refer to “Segment Information” in our 2014 Form 10-K.
We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. The Insurance – North American P&C segment has recently expanded its operations through the acquisition of the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S. (Fireman's Fund) on April 1, 2015.

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

On June 30, 2015, we entered into a definitive agreement to acquire The Chubb Corporation (Chubb), a leading provider of middle-market commercial, specialty, surety, and personal insurance for approximately $28.3 billion in cash and stock. Together, ACE and Chubb is expected to be a global leader in commercial, specialty, and personal P&C insurance. We believe the combined company will have enhanced growth and earning power compared to the two companies on a stand-alone basis.

The consolidated financial statements include results of acquired businesses from the acquisition dates. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

Financial Highlights for the Three Months Ended June 30, 2015

•	Net income was $942 million compared with $779 million in the prior year period.

•
Total company net premiums written increased 4.9 percent, or 10.8 percent on a constant-dollar basis. Net premiums written included $252 million from the transfer of the Fireman's Fund in-force business at the time of the transaction and will be non-recurring in 2016.

•	P&C combined ratio was 87.7 percent compared with 87.5 percent in the prior year period. The GAAP combined ratio was 87.6 percent compared with 87.7 percent in the prior year period.

•	The current accident year combined ratio excluding catastrophe losses was 88.4 percent compared with 88.7 percent in the prior year period.

•	The P&C expense ratio was 28.8 percent compared with 29.3 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $124 million (3.2 percentage points of the combined ratio) and $106 million, respectively, compared with $80 million (2.1 percentage points of the combined ratio) and $67 million, respectively, in the prior year period.

•
Favorable prior period development (PPD) pre-tax and after-tax were $153 million (3.9 percentage points of the combined ratio) and $128 million, respectively, compared with $126 million (3.3 percentage points of the combined ratio) and $106 million, respectively, in the prior year period.

•
Insurance – North American P&C underwriting income included a $49 million benefit related to the transfer of the Fireman's Fund in-force business at the time of the transaction and will be non-recurring in 2016. This benefit was partially offset by purchase accounting intangible amortization of $29 million included in other income (expense), resulting in a net $20 million pre-tax, or $15 million after-tax, increase in net income which will not recur in 2016.

•	Operating cash flow was $816 million for the quarter.

•	Net investment income was $562 million compared with $556 million in the prior year period. This quarter was negatively impacted by foreign currency movement of $11 million.

•
Unrealized losses in our investment portfolio, which resulted primarily from rising interest rates, reduced shareholders' equity by $672 million, after-tax. These unrealized losses, which are recorded to Accumulated other comprehensive income on the consolidated balance sheet, were partially offset by favorable foreign currency movement in the quarter and realized gains, primarily in our variable annuity reinsurance business.

•
Share repurchases totaled $394 million, or approximately 3.7 million shares, in the quarter. At this time, management has elected to discontinue share repurchases under the Board authorization in connection with the announced planned acquisition of Chubb.

Consolidated Operating Results – Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$4,784	$4,559	4.9%	$8,860	$8,744	1.3%
Net premiums earned	4,360	4,332	0.7%	8,287	8,302	(0.2)%
Net investment income	562	556	1.0%	1,113	1,109	0.3%
Net realized gains (losses)	126	(73)	NM	37	(177)	NM
Total revenues	5,048	4,815	4.8%	9,437	9,234	2.2%
Losses and loss expenses	2,417	2,388	1.2%	4,539	4,549	(0.2)%
Policy benefits	153	144	6.3%	295	258	14.3%
Policy acquisition costs	727	758	(4.1)%	1,434	1,486	(3.5)%
Administrative expenses	578	566	2.1%	1,132	1,101	2.8%
Interest expense	71	72	(1.4)%	139	143	(2.8)%
Other (income) expense	17	(25)	NM	12	(42)	NM
Total expenses	3,963	3,903	1.5%	7,551	7,495	0.7%
Income before income tax	1,085	912	19.0%	1,886	1,739	8.5%
Income tax expense	143	133	7.5%	263	226	16.4%
Net income	$942	$779	20.8%	$1,623	$1,513	7.2%
NM – not meaningful

The following tables present a breakdown of consolidated net premiums written for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Commercial P&C (retail and wholesale)	$1,957	$2,067	(5.4)%	$3,968	$4,076	(2.7)%
Personal and small commercial lines	1,033	614	68.4%	1,608	1,124	43.1%
Reinsurance	261	278	(5.9)%	534	586	(8.8)%
Property, casualty, and all other	3,251	2,959	9.9%	6,110	5,786	5.6%
Agriculture	379	388	(2.4)%	467	582	(19.8)%
Personal accident (A&H)	909	961	(5.2)%	1,799	1,878	(4.2)%
Life	245	251	(2.7)%	484	498	(2.9)%
Total consolidated	$4,784	$4,559	4.9%	$8,860	$8,744	1.3%
Total consolidated - constant dollars (C$) (1)		$4,318	10.8%		$8,322	6.5%

	2015 % of Total	2014 % of Total		2015 % of Total	2014 % of Total
Commercial P&C (retail and wholesale)	41%	45%		45%	46%
Personal and small commercial lines	22%	14%		19%	13%
Reinsurance	5%	6%		6%	7%
Property, casualty, and all other	68%	65%		70%	66%
Agriculture	8%	8%		5%	7%
Personal accident (A&H)	19%	21%		20%	21%
Life	5%	6%		5%	6%
Total consolidated	100%	100%		100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased 4.9 percent and 1.3 percent for the three and six months ended June 30, 2015, respectively. On a constant-dollar basis, net premiums written increased 10.8 percent ($466 million) and 6.5 percent ($538 million), respectively, driven by the following:

•
Net premiums written in our Insurance – North American P&C segment increased $349 million and $365 million in constant dollars for the three and six months ended June 30, 2015, respectively, primarily due to the acquisition of Fireman's Fund high net worth personal lines business in April 2015, which added $378 million of growth to premiums. Included in premiums is $252 million of non-recurring unearned premium reserves recognized as written premiums at the date of purchase. Excluding the Fireman’s Fund acquisition, net premiums written decreased 2.3 percent and 0.9 percent for the three and six months ended June 30, 2015, respectively, primarily due to declines in our retail and wholesale and specialty property divisions and in our retail casualty business reflecting a more competitive market and rate decreases. These declines were partially offset by growth primarily from new business written in our A&H, Commercial Risk Services (CRS), and personal lines divisions.

•
Net premiums written in our Insurance – Overseas General segment increased $118 million and $295 million in constant dollars for the three and six months ended June 30, 2015, respectively, reflecting organic growth across most operations, primarily in our retail operations in personal and P&C product lines from new business writings. Included in the increase in net premiums written were contributions from the acquisitions of Itaú Seguros in October 2014 and Samaggi in April 2014, which added $85 million and $187 million of premiums for the three and six months ended June 30, 2015, respectively.

•
Net premiums written in our Life segment increased $19 million and $31 million in constant dollars for the three and six months ended June 30, 2015, respectively, due to new business growth in our supplemental A&H businesses and our international life business, primarily in Asia.

•
Net premiums written in our Global Reinsurance segment decreased $11 million and $38 million in constant dollars for the three and six months ended June 30, 2015, respectively, primarily due to lower production from competitive market conditions, partially offset by new business written, primarily in our U.S. automobile business.

•
Net premiums written in our Insurance – North American Agriculture segment decreased $9 million and $115 million for the three and six months ended June 30, 2015, respectively. The decrease in the quarter was due to lower commodity base prices used in our 2015 policy pricing, partially offset by an increase in estimated retention for the 2015 crop year. The decrease for the six months ended June 30, 2015 was primarily due to lower premium retention as a result of the premium-sharing formulas with the U.S. government, a non-recurring positive adjustment in 2014 to the premium estimates and lower commodity base prices used in our 2015 policy pricing.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased 0.7 percent for the three months ended June 30, 2015 and decreased 0.2 percent for the six months ended June 30, 2015, respectively, primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums earned increased 6.5 percent and 4.9 percent for the three and six months ended June 30, 2015, respectively, primarily due to the same factors driving the increase in net premiums written as described above, partially offset by the impact of the non-renewal of a workers' compensation treaty in our Global Reinsurance segment in the third quarter of 2014, which resulted in a $19 million and $39 million decrease in net premiums earned for the three and six months ended June 30, 2015, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss and loss expense ratio	58.8%	58.4%	58.0%	58.0%
Policy acquisition cost ratio	15.7%	16.6%	16.5%	17.1%
Administrative expense ratio	13.1%	12.7%	13.5%	13.1%
GAAP combined ratio	87.6%	87.7%	88.0%	88.2%
(Gains) losses on crop derivatives	0.1%	(0.2)%	—	—
P&C combined ratio	87.7%	87.5%	88.0%	88.2%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio, including losses on crop derivatives. Loss and loss expense ratio, adjusted is a non-GAAP financial measure. The loss ratio numerator includes adjusted losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes Net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net earned premiums when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our core underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss and loss expense ratio, including (gains) losses on crop derivatives	58.9%	58.2%	58.0%	58.0%
Catastrophe losses and related reinstatement premiums	(3.2)%	(2.1)%	(2.4)%	(1.8)%
Prior period development	4.0%	3.3%	3.3%	2.4%
Loss and loss expense ratio, adjusted	59.7%	59.4%	58.9%	58.6%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $124 million and $175 million for the three and six months ended June 30, 2015, compared with $80 million and $133 million in the prior year periods, respectively. Catastrophe losses through June 30, 2015 were primarily related to severe weather-related events in the U.S. and Asia, a hailstorm in Australia, and flooding in Chile. Catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S., Japan, and Australia, and flooding and hailstorms in Europe. The adjusted loss and loss expense ratio increased for the three and six months ended June 30, 2015 due to higher non-catastrophe large losses and higher net premiums earned in the prior year reflecting lower excess of loss premiums ceded under our 2014 catastrophe reinsurance programs, which reduced the prior year loss ratios in our Insurance – North American P&C segment, partially offset by the acquisition of Fireman's Fund personal lines whose business carries a lower loss ratio.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $153 million and $236 million for the three and six months ended June 30, 2015, respectively. This compares with net favorable prior period development of $126 million and $188 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Net investment income for the three and six months ended June 30, 2015 was $562 million and $1.1 billion compared with $556 million and $1.1 billion for the prior year periods, respectively. Refer to “Net Investment Income” and “Investments” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased for the three and six months ended June 30, 2015 primarily due to the normal impact of initial year purchase accounting adjustments related to our acquisition of Fireman's Fund in our Insurance – North American P&C segment. The non-recurring UPR transfer, discussed in our Insurance – North American P&C segment, benefited the policy acquisition cost ratio by 1.3 percentage points for the three months ended June 30, 2015. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies, thereby favorably impacting the policy acquisition cost ratio.

Our administrative expense ratio increased for the three and six months ended June 30, 2015 primarily due to increased spending to support growth and the acquisition of Fireman's Fund, which carries a higher administrative ratio than our other businesses.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 13.2 percent and 13.9 percent for the three and six months ended June 30, 2015, respectively. Our effective income tax rate was 14.6 percent and 13.0 percent for the three and six months ended June 30, 2014, respectively. The decrease in the effective rate for the three month period is primarily due to a higher percentage of realized gains being generated in lower tax paying jurisdictions partially offset by a lower percentage of operating earnings generated in lower tax paying jurisdictions. The increase in effective tax rate for the six month period was primarily due to a lower percentage of earnings being generated in lower tax paying jurisdictions. The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During both the three and six months ended June 30, 2015, approximately 66 percent of our total pre-tax income was tax effected based on these lower rates compared with 68 percent and 70 percent for the three and six months ended June 30, 2014, respectively. The significant jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 20.25 percent, 7.83 percent, and 0.0 percent, respectively.

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

Three Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2015
Insurance – North American P&C	$(37)	$(12)	$(49)	0.3%
Insurance – North American Agriculture	—	—	—	—%
Insurance – Overseas General	1	(69)	(68)	0.9%
Global Reinsurance	(39)	3	(36)	2.0%
Total	$(75)	$(78)	$(153)	0.6%
2014
Insurance – North American P&C	$(19)	$(20)	$(39)	0.2%
Insurance – North American Agriculture	—	—	—	—%
Insurance – Overseas General	3	(66)	(63)	0.8%
Global Reinsurance	(24)	—	(24)	1.2%
Total	$(40)	$(86)	$(126)	0.5%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Six Months Ended June 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2015
Insurance – North American P&C	$(54)	$(16)	$(70)	0.4%
Insurance – North American Agriculture	—	(33)	(33)	5.7%
Insurance – Overseas General	1	(93)	(92)	1.1%
Global Reinsurance	(40)	(1)	(41)	2.2%
Total	$(93)	$(143)	$(236)	0.9%
2014
Insurance – North American P&C	$(80)	$(27)	$(107)	0.7%
Insurance – North American Agriculture	—	38	38	7.5%
Insurance – Overseas General	4	(90)	(86)	1.0%
Global Reinsurance	(23)	(10)	(33)	1.5%
Total	$(99)	$(89)	$(188)	0.7%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
2015
For the three months ended June 30, 2015, net favorable PPD was $49 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $37 million in long-tail business, primarily from:

•
Net favorable development of $84 million in our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

•
Favorable development of $32 million in our auto liability excess lines primarily impacting the 2010 accident year, resulting from lower than expected loss emergence and an increase in weighting applied to experience-based methods;

•
Favorable development of $26 million in our general liability product lines primarily impacting the 2010 accident year, resulting from lower than expected loss emergence and an increase in weighting applied to experience-based methods; and

•
Net favorable development of $22 million in our workers' compensation lines with favorable development of $52 million in the 2014 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Adverse development of $30 million impacting the 2009 and prior accident years, was due to a combination of claim-specific deteriorations and higher than expected loss emergence. There was additional adverse development in the 2014 accident year due to revised account-level estimates, which proved to be higher than our original aggregate book expectations.

•
Net adverse development of $47 million in our Brandywine run-off portfolios, principally in the general and products liability lines, impacting the 1995 and prior accident years, where loss activity has been higher than expected.

For the six months ended June 30, 2015, net favorable PPD was $70 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $54 million in long-tail business, primarily from:

•	Net favorable development of $84 million in our national accounts portfolios as described above;

•
Net adverse development of $56 million in our Brandywine run-off portfolios due to the same factors experienced for the three months ended June 30, 2015 as described above and including unallocated loss adjustment expenses; and

•	Favorable development of $24 million in our surety business due to lower than expected claims emergence primarily in the 2013 accident year.

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

Insurance – North American Agriculture

There was no PPD in the three months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, net favorable PPD was $33 million compared with net adverse PPD of $38 million in the prior year period. Actual claim development in the first quarter of 2015 for the 2014 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2014. Actual claim development in the first quarter of 2014 for the 2013 crop year for the MPCI business was adverse due to worse than expected crop yield results in certain states at year-end 2013.

Insurance – Overseas General
2015
For the three months ended June 30, 2015, net favorable PPD was $68 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Net favorable development of $69 million in short-tail business, primarily from property and marine lines. Favorable development on specific claims and an increase in weighting applied to experience-based methods in accident years 2013 and prior led to an $88 million reduction. Unfavorable large loss experience in accident year 2014 led to a $19 million increase.

For the six months ended June 30, 2015, net favorable PPD was $92 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $93 million in short-tail business, primarily from:

•	Favorable development of $73 million primarily in property and marine lines due to the same factors experienced for the three months ended June 30, 2015 as described above; and

•
Favorable development of $20 million in consumer business mainly in Latin America and Asia Pacific, resulting from lower than expected loss emergence and an increase in weighting applied to experience-based methods in accident years 2012 and 2013.

2014
For the three months ended June 30, 2014, net favorable PPD was $63 million which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Favorable development of $66 million in short-tail business, primarily from the property (excluding technical lines) and marine lines. Favorable large loss experience in accident year 2013 led to a $36 million reduction. Favorable development on specific claims and additional credibility assigned to accident years 2012 and prior favorable indications led to a $28 million reduction.

For the six months ended June 30, 2014, net favorable PPD was $86 million due primarily to the same factors experienced for the three months ended June 30, 2014 as described above.

Global Reinsurance
2015
For the three and six months ended June 30, 2015, net favorable PPD was $36 million and $41 million, respectively, which were the net result of several underlying favorable and adverse movements across a number of long-tail and short-tail lines, driven by the following principal change:

•
Favorable development of $23 million in casualty lines primarily impacting treaty years 2009 and prior, principally resulting from lower than expected loss emergence combined with an increase in weighting applied to experience-based methods.

2014
For the three and six months ended June 30, 2014, net favorable PPD was $24 million and $33 million, respectively, which were the net result of several underlying favorable and adverse movements across a number of lines and across a number of treaty years, none of which was significant individually or in the aggregate.

Segment Operating Results – Three and Six Months Ended June 30, 2015 and 2014
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2014 Form 10-K under Item 1. The discussions that follow include tables that show our segment operating results for the three and six months ended June 30, 2015 and 2014.

Insurance – North American

Insurance – North American P&C
The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services (CRS), and ACE Private Risk Services, which, commencing this quarter, includes the Fireman’s Fund high net worth personal lines business acquired effective April 1, 2015; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$1,975	$1,635	20.8%	$3,405	$3,053	11.5%
Net premiums earned	1,688	1,542	9.6%	3,214	3,029	6.2%
Losses and loss expenses	1,120	1,016	10.2%	2,155	1,956	10.2%
Policy acquisition costs	130	152	(14.5)%	291	311	(6.4)%
Administrative expenses	189	175	8.0%	360	336	7.1%
Underwriting income	249	199	25.1%	408	426	(4.2)%
Net investment income	269	265	1.5%	532	535	(0.6)%
Net realized gains (losses)	—	(11)	NM	(6)	(20)	(70.0)%
Interest expense	2	2	—	4	5	(20.0)%
Other (income) expense	23	(24)	NM	16	(44)	NM
Income tax expense	89	91	(2.2)%	169	174	(2.9)%
Net income	$404	$384	5.2%	$745	$806	(7.6)%
Loss and loss expense ratio	66.3%	66.0%		67.0%	64.6%
Policy acquisition cost ratio	7.7%	9.8%		9.1%	10.3%
Administrative expense ratio	11.2%	11.3%		11.2%	11.0%
Combined ratio	85.2%	87.1%		87.3%	85.9%
Net premiums written increased for the three and six months ended June 30, 2015, primarily due to the acquisition of Fireman's Fund high net worth personal lines business in April 2015, which added $378 million of growth to premiums. Excluding the Fireman’s Fund acquisition, net premiums written decreased 2.3 percent and 0.9 percent for the three and six months ended June 30, 2015, respectively, primarily due to declines in our retail and wholesale and specialty property divisions and in our retail casualty business reflecting a more competitive market and rate decreases. These declines were partially offset by growth in our A&H business; in our CRS division from new business written and strong renewals; as well as growth in our personal lines division, specifically products offered through ACE Private Risk Services. The prior year was favorably impacted from lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program of $16 million and $32 million for the three and six months ended June 30, 2014, respectively. The impact of foreign exchange adversely impacted growth by $9 million and $14 million for the three and six months ended June 30, 2015, respectively.

Net premiums written included $252 million of non-recurring unearned premium reserves (UPR) recognized as written premiums at the date of the Fireman’s Fund acquisition. Underwriting income included a $49 million benefit related to the initial UPR transfer as unearned premiums at the date of transfer are recognized over the remaining coverage period with no associated expense for the historical acquisition costs. These costs are eliminated in purchase accounting. This underwriting benefit was partially offset by the amortization of the intangible asset related to this UPR of $29 million for a pre-tax net income impact of $20 million ($15 million after-tax).  The remaining expected net income benefit of $3 million ($4 million pre-tax) and $4 million ($6 million pre-tax) are expected to be earned in the third and fourth quarters of 2015, respectively.  This expected net income benefit related to the initial UPR transfer comprises an expected underwriting income benefit of $33 million and $19 million, respectively, partially offset by the expected intangible asset amortization of $29 million and $13 million in the third and fourth quarters of 2015, respectively.
Net premiums earned increased for the three and six months ended June 30, 2015 primarily due to the same factors driving the increase in net premiums written as described above.
The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Commercial P&C (retail and wholesale)	$1,211	$1,215	(0.3)%	$2,395	$2,385	0.4%
Personal and small commercial lines	375	226	66.1%	616	442	39.3%
Personal accident (A&H)	102	101	2.2%	203	202	1.0%
Net premiums earned	$1,688	$1,542	9.6%	$3,214	$3,029	6.2%

	2015 % of Total	2014 % of Total		2015 % of Total	2014 % of Total
Commercial P&C (retail and wholesale)	72%	79%		75%	78%
Personal and small commercial lines	22%	15%		19%	15%
Personal accident (A&H)	6%	6%		6%	7%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	66.3%	66.0%	67.0%	64.6%
Catastrophe losses and related reinstatement premiums	(3.2)%	(2.4)%	(3.1)%	(2.3)%
Prior period development	3.0%	2.6%	2.3%	3.6%
Loss and loss expense ratio, adjusted	66.1%	66.2%	66.2%	65.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $54 million and $99 million for the three and six months ended June 30, 2015, compared with $36 million and $68 million in the prior year periods, respectively. Catastrophe losses through June 30, 2015 were primarily from severe weather-related events in the U.S. and civil unrest in Baltimore, Maryland. Catastrophe losses through June 30, 2014 were primarily from severe weather-related events in the U.S. and Australia. Net favorable prior period development was $49 million and $70 million for the three and six months ended June 30, 2015, compared with $39 million and $107 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio remained relatively flat for the three months ended June 30, 2015 and increased slightly for the six months ended June 30, 2015. For the three and six months ended June 30, 2015, the adjusted loss and loss expense ratio was favorably impacted by the acquisition of Fireman’s Fund personal lines whose business carries a lower loss ratio. Excluding the impact of the Fireman’s Fund acquisition, the loss and loss expense ratio increased for the three and six months ended June 30, 2015 due to higher non-catastrophe large losses and lower excess of loss premiums ceded in the prior year under our 2014 catastrophe reinsurance program described above.

The policy acquisition cost ratio decreased for the three and six months ended June 30, 2015, primarily due to the normal impact of initial year purchase accounting adjustments related to our Fireman's Fund acquisition. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies, thereby favorably impacting the policy acquisition cost ratio. The non-recurring UPR transfer noted above benefited the policy acquisition cost ratio by 2.9 percentage points for the three months ended June 30, 2015. Excluding the Fireman’s Fund acquisition, the policy acquisition cost ratio increased 0.5 percentage points and 0.1 percentage points for the three and six months ended June 30, 2015, respectively, primarily due to a change in the mix of business.
The administrative expense ratio remained relatively flat for the three months ended June 30, 2015. For the six months ended June 30, 2015 the administrative expense ratio increased primarily due to the integration costs associated with the Fireman's Fund acquisition. Excluding the Fireman’s Fund acquisition, the administrative expense ratio decreased 0.3 percentage points for the three months ended June 30, 2015; and remained flat for the six months ended June 30, 2015, primarily due to a non-recurring expense adjustment of $5 million which unfavorably impacted the prior year ratios.

Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail, as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$379	$388	(2.4)%	$467	$582	(19.8)%
Net premiums earned	321	330	(2.9)%	385	433	(11.0)%
Losses and loss expenses (1)	273	279	(2.2)%	295	407	(27.5)%
Policy acquisition costs	23	23	—	19	28	(32.1)%
Administrative expenses	4	1	300.0%	3	2	50.0%
Underwriting income (loss)	21	27	(22.2)%	68	(4)	NM
Net investment income	6	6	—	12	13	(7.7)%
Other (income) expense	8	9	(11.1)%	16	17	(5.9)%
Income tax expense (benefit)	4	5	(20.0)%	14	(2)	NM
Net income (loss)	$15	$19	(21.1)%	$50	$(6)	NM
Loss and loss expense ratio	85.3%	84.4%		76.6%	93.9%
Policy acquisition cost ratio	7.2%	7.0%		5.0%	6.4%
Administrative expense ratio	1.1%	0.4%		0.7%	0.6%
Combined ratio	93.6%	91.8%		82.3%	100.9%

(1)
(Gains) losses on crop derivatives were $2 million for the three and six months ended June 30, 2015 and $(8) million and $(6) million for the prior year periods, respectively. These (gains) losses are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance – North American Agriculture underwriting income. Refer to Note 7 and Note 10 to the Consolidated Financial Statements for more information on these derivatives.

Net premiums written decreased for the three months ended June 30, 2015 due to lower commodity base prices used in our 2015 policy pricing, partially offset by an increase in estimated retention for the 2015 crop year. For the six months ended June 30, 2015, net premiums written decreased primarily due to lower premium retention as a result of the premium-sharing formulas with the U.S. government, a non-recurring positive adjustment in 2014 to the premium estimates. Under the government's crop insurance profit and loss calculation formula, we retained more premiums for the first quarter of 2014 as the 2013 crop year losses were higher. In addition, we experienced lower commodity base prices used in our 2015 policy pricing.

Net premiums earned decreased for the three and six months ended June 30, 2015 primarily due to the same factors driving the decrease in net premiums written as described above

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	85.3%	84.4%	76.6%	93.9%
Catastrophe losses and related reinstatement premiums	(2.2)%	(2.6)%	(2.0)%	(2.2)%
Prior period development	—	—	8.5%	(10.5)%
Loss and loss expense ratio, adjusted	83.1%	81.8%	83.1%	81.2%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $7 million and $8 million for the three and six months ended June 30, 2015, compared with $9 million and $10 million in the prior year periods, respectively. Net favorable prior period development was nil and $33 million for the three and six months ended June 30, 2015, respectively. For the six months ended June 30, 2015, the amount included a decrease in incurred losses of $36 million for lower than expected MPCI losses for the 2014 crop year, partially offset by a $3 million decrease in net premiums earned related to the government's crop insurance profit and loss calculation formula. Net unfavorable prior period development was nil and $38 million for the three and six months ended June 30, 2014, respectively. For the six months ended June 30, 2014, the amount included an increase in incurred losses of $75 million for higher than expected MPCI losses for the 2013 crop year, as well as $36 million of favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio was higher for the six months ended June 30, 2015 reflecting a revision in estimated loss and claim handling costs.

The policy acquisition cost ratio increased slightly for the three months ended June 30, 2015. For the six months ended June 30, 2015, the policy acquisition cost ratio decreased primarily due to lower agent profit sharing commission accruals and a net higher ceded commission benefit on third-party reinsurance.

The administrative expense ratio increased for the three and six months ended June 30, 2015 primarily due to lower Administrative and Operating expense (A&O) reimbursements from the federal government on the MPCI business related to the 2015 crop year as well as increased spending to support growth. For the six months ended June 30, 2015, the increase in the administrative expense ratio was partially offset by higher A&O reimbursements on the MPCI business mainly due to additional reimbursements earned for underserved states as defined under the Standard Reinsurance Agreement (SRA) with the federal government related to the 2014 crop year.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written (1)	$1,669	$1,760	(5.1)%	$3,463	$3,531	(1.9)%
Net premiums earned	1,644	1,709	(3.9)%	3,281	3,321	(1.2)%
Losses and loss expenses	816	830	(1.7)%	1,630	1,647	(1.0)%
Policy acquisition costs	396	402	(1.5)%	785	788	(0.4)%
Administrative expenses	254	256	(0.8)%	510	506	0.8%
Underwriting income (2)	178	221	(19.5)%	356	380	(6.3)%
Net investment income	139	136	2.2%	277	268	3.4%
Net realized gains (losses)	13	14	(7.1)%	3	4	(25.0)%
Interest expense	1	1	—	2	2	—
Other (income) expense	8	8	—	25	2	NM
Income tax expense	69	55	25.5%	121	92	31.5%
Net income	$252	$307	(17.9)%	$488	$556	(12.2)%
Loss and loss expense ratio	49.7%	48.6%		49.7%	49.6%
Policy acquisition cost ratio	24.1%	23.5%		23.9%	23.7%
Administrative expense ratio	15.4%	15.0%		15.5%	15.3%
Combined ratio	89.2%	87.1%		89.1%	88.6%

(1)
For the three and six months ended June 30, 2015, net premiums written increased $118 million or 7.6% and $295 million or 9.3% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three and six months ended June 30, 2015, underwriting income decreased $20 million and increased $13 million on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period

Net premiums written decreased for the three and six months ended June 30, 2015, primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums written increased for the three and six months ended June 30, 2015, reflecting organic growth across most operations, primarily in our retail operations in personal lines, from new business writings in most regions. Growth in P&C product lines was driven by new business writings in Latin America. Included in the increase in net premiums written were contributions from the acquisitions of Itaú Seguros in October 2014 and Samaggi in April 2014, which added $85 million and $187 million of premiums for the three and six months ended June 30, 2015, respectively.
Net premiums earned decreased for the three and six months ended June 30, 2015, primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums earned increased for the three and six months ended June 30, 2015 primarily due to the same factors driving the increase in net premiums written as described above.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

	Three Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2015	2015 % of Total	2014	2014 % of Total	C$(1) 2014	Q-15 vs. Q-14	C$(1) Q-15 vs. Q-14
Line of Business
Commercial P&C (retail and wholesale)	$784	48%	$798	47%	$715	(1.8)%	9.7%
Personal and small commercial lines	336	20%	324	19%	276	3.7%	21.7%
Personal accident (A&H)	524	32%	587	34%	511	(10.8)%	2.7%
Net premiums earned	$1,644	100%	$1,709	100%	$1,502	(3.9)%	9.4%
Region
Europe / U.K. (2)	$705	43%	$801	47%	$698	(12.0)%	1.0%
Asia Pacific	403	24%	389	23%	359	3.6%	12.3%
Far East	93	6%	107	6%	91	(13.1)%	2.2%
Latin America	443	27%	412	24%	354	7.5%	25.1%
Net premiums earned	$1,644	100%	$1,709	100%	$1,502	(3.9)%	9.4%

	Six Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2015	2015 % of Total	2014	2014 % of Total	C$(1) 2014	YTD-15 vs. YTD-14	C$(1) YTD-15 vs. YTD-14
Line of Business
Commercial P&C (retail and wholesale)	$1,563	48%	$1,561	47%	$1,422	0.1%	9.9%
Personal and small commercial lines	667	20%	623	19%	542	7.0%	22.9%
Personal accident (A&H)	1,051	32%	1,137	34%	1,010	(7.6)%	4.1%
Net premiums earned	$3,281	100%	$3,321	100%	$2,974	(1.2)%	10.3%
Region
Europe / U.K. (2)	$1,399	42%	$1,553	47%	$1,380	(9.9)%	1.4%
Asia Pacific	810	25%	738	22%	691	9.8%	17.2%
Far East	187	6%	214	6%	184	(12.6)%	1.6%
Latin America	885	27%	816	25%	719	8.5%	23.1%
Net premiums earned	$3,281	100%	$3,321	100%	$2,974	(1.2)%	10.3%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2)  Europe/U.K. includes Eurasia and Africa region.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	49.7%	48.6%	49.7%	49.6%
Catastrophe losses and related reinstatement premiums	(3.5)%	(1.5)%	(1.9)%	(1.3)%
Prior period development	4.1%	3.7%	2.8%	2.6%
Loss and loss expense ratio, adjusted	50.3%	50.8%	50.6%	50.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $58 million and $63 million for the three and six months ended June 30, 2015, compared with $26 million and $43 million in the prior year periods, respectively. Catastrophe losses through June 30, 2015 were primarily related to a hailstorm in Australia, flooding in Chile, and severe storms in Asia.

Catastrophe losses through June 30, 2014 were primarily related to flooding in Europe and severe storms in Japan. Net favorable prior period development was $68 million and $92 million for the three and six months ended June 30, 2015, compared with $63 million and $86 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2015 primarily due to a reduction in the current accident year loss ratio in A&H. For the six months ended June 30, 2015, the adjusted loss and loss expense ratio also decreased due to underwriting actions on less profitable accounts, which improved loss ratios on several portfolios.
The policy acquisition cost ratio increased for the three and six months ended June 30, 2015 primarily due to lower ceded commission benefits as a result of the non-renewal of an A&H external quota share treaty.
The administrative expense ratio increased for the three and six months ended June 30, 2015 due to increased investment in our business to support growth.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$261	$278	(5.9)%	$534	$586	(8.8)%
Net premiums earned	220	261	(15.5)%	446	545	(18.1)%
Losses and loss expenses	72	109	(33.9)%	171	235	(27.2)%
Policy acquisition costs	60	60	—	114	127	(10.2)%
Administrative expenses	13	14	(7.1)%	25	28	(10.7)%
Underwriting income	75	78	(3.8)%	136	155	(12.3)%
Net investment income	79	80	(1.3)%	154	157	(1.9)%
Net realized gains (losses)	5	(15)	NM	(6)	(23)	(73.9)%
Interest expense	1	2	(50.0)%	2	3	(33.3)%
Other (income) expense	(3)	(10)	(70.0)%	(8)	(29)	(72.4)%
Income tax expense	7	10	(30.0)%	15	20	(25.0)%
Net income	$154	$141	9.2%	$275	$295	(6.8)%
Loss and loss expense ratio	32.9%	41.7%		38.3%	43.1%
Policy acquisition cost ratio	27.2%	23.1%		25.6%	23.3%
Administrative expense ratio	5.6%	5.1%		5.6%	5.1%
Combined ratio	65.7%	69.9%		69.5%	71.5%

Net premiums written declined for the three and six months ended June 30, 2015 as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition, partially offset by new business written, primarily in our U.S. automobile business.

Net premiums earned decreased for the three and six months ended June 30, 2015 primarily due to the same factors driving the decrease in net premiums written as described above and the impact of the non-renewal of a workers' compensation treaty in the third quarter of 2014, which resulted in a $19 million and $39 million decrease in net premiums earned for the three and six months ended June 30, 2015, respectively.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD -15 vs. YTD -14
Property and all other	$48	$72	(33.3)%	$108	$156	(30.8)%
Casualty	118	129	(8.5)%	227	259	(12.4)%
Property catastrophe	54	60	(10.0)%	111	130	(14.6)%
Net premiums earned	$220	$261	(15.5)%	$446	$545	(18.1)%

	2015 % of Total	2014 % of Total		2015 % of Total	2014 % of Total
Property and all other	22%	28%		24%	29%
Casualty	53%	49%		51%	47%
Property catastrophe	25%	23%		25%	24%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	32.9%	41.7%	38.3%	43.1%
Catastrophe losses and related reinstatement premiums	(2.3)%	(3.4)%	(1.1)%	(2.2)%
Prior period development	16.1%	8.9%	9.1%	5.9%
Loss and loss expense ratio, adjusted	46.7%	47.2%	46.3%	46.8%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $5 million for both the three and six months ended June 30, 2015, compared with $9 million and $12 million in the prior year periods, respectively. Catastrophe losses through June 30, 2015 were primarily related to severe weather related events in the U.S. Catastrophe losses through June 30, 2014 were related to severe storms in Japan, European hailstorms and severe weather related events in the U.S. Net favorable prior period development was $36 million and $41 million for the three and six months ended June 30, 2015, compared with $24 million and $33 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased for the three and six months ended June 30, 2015 primarily due to the non-renewal of the workers' compensation treaty in the prior year noted above, which had a higher loss ratio. Partially offsetting this decrease was a change in the mix of business in the current year towards higher loss ratio products in the U.S. and higher non-catastrophe large losses.

The policy acquisition cost ratio increased for the three and six months ended June 30, 2015 primarily due to the impact of the non-renewal of the workers' compensation treaty noted above, which incurred no acquisition costs, and a change in the mix of business in the current year towards higher acquisition cost ratio proportional reinsurance products.

The administrative expense ratio increased for the three and six months ended June 30, 2015 primarily from lower net premiums earned including the non-renewal of the workers' compensation treaty noted above, which did not generate administrative expenses, partially offset by lower administrative expenses incurred in the current year.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$500	$498	0.3%	$991	$992	(0.1)%
Net premiums earned	487	490	(0.8)%	961	974	(1.4)%
Losses and loss expenses	137	146	(6.2)%	289	297	(2.7)%
Policy benefits	153	144	6.3%	295	258	14.3%
(Gains) losses from fair value changes in separate account assets (1)	(6)	(17)	(64.7)%	(17)	(11)	54.5%
Policy acquisition costs	118	121	(2.5)%	225	232	(3.0)%
Administrative expenses	74	73	1.4%	147	141	4.3%
Net investment income	66	66	—	132	130	1.5%
Life underwriting income	77	89	(13.5)%	154	187	(17.6)
Net realized gains (losses)	103	(72)	NM	44	(148)	NM
Interest expense	2	3	(33.3)%	3	6	(50.0)%
Other (income) expense (1)	(17)	4	NM	(29)	11	NM
Income tax expense	10	12	(16.7)%	19	22	(13.6)%
Net income	$185	$(2)	NM	$205	$—	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified from Other (income) expense for purposes of presenting Life underwriting income.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
A&H (1)	$255	$247	3.5%	$507	$494	2.7%
Life insurance	187	186	0.4%	365	366	(0.3)%
Life reinsurance	58	65	(11.6)%	119	132	(10.2)%
Net premiums written (excludes deposits below)	$500	$498	0.3%	$991	$992	(0.1)%
Deposits collected on universal life and investment contracts	$263	$282	(6.7)%	$516	$484	6.6%
(1) Includes the North American supplemental A&H and life business of Combined Insurance.
Life net premiums written remained relatively flat for the three and six months ended June 30, 2015 as growth in this business was offset by the negative impact of foreign exchange. On a constant-dollar basis, life net premiums written increased $19 million, or 4.1 percent and $31 million, or 3.3 percent for the three and six months ended June 30, 2015, respectively. A&H net premiums written increased due to growth in our core distribution channels, primarily Combined Insurance's supplemental A&H individual and group sales. Our life insurance business grew primarily in Asia. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.

Life underwriting income decreased for the three months ended June 30, 2015, reflecting the net adverse impact after the commutation of a reinsurance agreement, and increased investment in our A&H business to support growth. In addition, for the six months ended June 30, 2015, a decrease in our life reinsurance business contributed to the decline as there is no new business being written since 2007. The prior year was favorably impacted by a one-time adjustment to certain life products in Asia. Foreign exchange adversely impacted underwriting income in both periods on an as reported basis.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected for the three months ended June 30, 2015 decreased compared to the prior year period due to a decline in Taiwan, driven by competitive market conditions, partially offset by growth in other Asian markets. For the six months ended June 30, 2015, the decline in Taiwan was more than offset by growth in other Asian markets.

Other (income) expense consists primarily of our share of net (income) loss related to partially-owned insurance companies. Other income of $17 million and $29 million for the three and six months ended June 30, 2015, respectively, primarily resulted from gains on sales of investments by our partially-owned insurance company in China.

During the three and six months ended June 30, 2015, realized gains of $104 million and $59 million, respectively, were associated with a net decrease in the fair value of GLB liabilities. These decreases were primarily due to higher interest rates partially offset by the unfavorable impact of discounting future claims for one and two fewer quarters, respectively.  In addition, we experienced realized losses of $2 million and $14 million for the three and six months ended June 30, 2015, respectively, due to a decrease in the value of the derivative instruments, which decrease in value when the S&P 500 index increases.

Other Income and Expense Items

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U. S. dollars)	2015	2014	2015	2014
Amortization of intangible assets	$55	$30	$85	$51
Equity in net (income) loss of partially-owned entities	(40)	(44)	(73)	(99)
(Gains) losses from fair value changes in separate account assets	(6)	(17)	(17)	(11)
Federal excise and capital taxes	5	5	8	9
Acquisition-related costs	1	2	3	6
Other	2	(1)	6	2
Other (income) expense	$17	$(25)	$12	$(42)

Other (income) expense includes Amortization of intangible assets, which is higher in 2015 due primarily to the acquisitions of Fireman's Fund, Itaú Seguros and Samaggi. Equity in net (income) loss of partially-owned entities includes our share of net (income) loss related to partially-owned investment companies (private equity) and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

The following table presents, as of June 30, 2015, the estimated pre-tax amortization expense related to intangible assets for the third and fourth quarters of 2015 and the next five years.

For the Year Ending December 31 (in millions of U.S. dollars)	Amortization of intangible assets
Third quarter of 2015	$42
Fourth quarter of 2015	33
2016	90
2017	80
2018	71
2019	65
2020	58
Total	$439

Net Investment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Fixed maturities	$550	$541	$1,092	$1,085
Short-term investments	10	10	23	18
Equity securities	5	10	9	19
Other investments	28	27	49	47
Gross investment income	593	588	1,173	1,169
Investment expenses	(31)	(32)	(60)	(60)
Net investment income	$562	$556	$1,113	$1,109

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased slightly for the three and six months ended June 30, 2015, compared with the prior year periods. The increase in net investment income was primarily due to a higher overall invested asset base and higher reinvestment rates, partially offset by the negative impact of foreign exchange.

The investment portfolio’s average market yield on fixed maturities was 2.9 percent and 2.6 percent at June 30, 2015 and 2014, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.8 percent and 2.0 percent yield on short-term investments for the three and six months ended June 30, 2015, respectively, reflects the global nature of our insurance operations. For example, yields on short-term investments in Brazil, Mexico, Indonesia, and Ecuador range from 3.0 percent to 13.8 percent.

For the three and six months ended June 30, 2015, the yield on our equity securities portfolio was 3.5 percent and 3.4 percent, respectively, compared with 4.7 percent and 4.4 percent in the prior year periods, respectively, and reflects the yield on a global high dividend equity portfolio. The prior year also included dividends from an emerging debt portfolio, which was a mutual fund classified as equity. During the third quarter of 2014, however, we elected to exchange our interest in the emerging debt portfolio for direct ownership of certain of the underlying fixed maturities, and the remainder in cash. The emerging debt portfolio and the preferred equity securities represented 68 percent and 70 percent of the gross equity securities investment income for the three and six months ended June 30, 2014, respectively.

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

The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in Net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on Net income, refer to Note 3 e) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities resulting from the revaluation of securities held, changes in cumulative translation adjustment, and unrealized pension liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$5	$(832)	$(827)	$20	$538	$558
Fixed income derivatives	27	—	27	(15)	—	(15)
Public equity	29	(23)	6	1	24	25
Private equity	11	5	16	(3)	6	3
Total investment portfolio	72	(850)	(778)	3	568	571
Variable annuity reinsurance derivative transactions, net of applicable hedges	102	—	102	(70)	—	(70)
Other derivatives	(1)	—	(1)	9	—	9
Foreign exchange	(40)	136	96	(14)	153	139
Other	(7)	(6)	(13)	(1)	(5)	(6)
Net gains (losses) before tax	126	(720)	(594)	(73)	716	643
Income tax expense (benefit)	7	(175)	(168)	1	147	148
Net gains (losses)	$119	$(545)	$(426)	$(74)	$569	$495

(1)
For the three months ended June 30, 2015, other-than-temporary impairments included $7 million for fixed maturities and $1 million for public equity. For the three months ended June 30, 2014, other-than-temporary impairments included $8 million for fixed maturities, $3 million for private equity, and $1 million for public equity.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$1	$(393)	$(392)	$31	$999	$1,030
Fixed income derivatives	28	—	28	(40)	—	(40)
Public equity	30	(6)	24	(4)	34	30
Private equity	11	(7)	4	(3)	48	45
Total investment portfolio	70	(406)	(336)	(16)	1,081	1,065
Variable annuity reinsurance derivative transactions, net of applicable hedges	45	—	45	(137)	—	(137)
Other derivatives	(1)	—	(1)	7	—	7
Foreign exchange	(71)	(285)	(356)	(23)	120	97
Other	(6)	7	1	(8)	(13)	(21)
Net gains (losses) before tax	37	(684)	(647)	(177)	1,188	1,011
Income tax expense (benefit)	8	(100)	(92)	(7)	245	238
Net gains (losses)	$29	$(584)	$(555)	$(170)	$943	$773

(1)
For the six months ended June 30, 2015, other-than-temporary impairments included $20 million for fixed maturities and $1 million for public equity. For the six months ended June 30, 2014, other-than-temporary impairments included $13 million for fixed maturities, $3 million for private equity, and $7 million for public equity.

At June 30, 2015, our investment portfolios held by U.S. legal entities included approximately $70 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $24 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.1 years and 4.0 years at June 30, 2015 and December 31, 2014, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.4 billion at June 30, 2015.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2015		December 31, 2014
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$48,701	$47,599	$49,395	$47,826
Fixed maturities held to maturity	8,805	8,676	7,589	7,331
Short-term investments	2,062	2,062	2,322	2,322
	59,568	58,337	59,306	57,479
Equity securities	498	433	510	440
Other investments	3,328	2,989	3,346	2,999
Total investments	$63,394	$61,759	$63,162	$60,918

The fair value of our total investments increased $232 million during the six months ended June 30, 2015, primarily due to the investing of operating cash flows, offset by unrealized depreciation, share repurchases, and the unfavorable impact of foreign exchange.
The following tables present the market value of our fixed maturities and short-term investments at June 30, 2015 and December 31, 2014. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2015		December 31, 2014
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,424	4%	$2,448	4%
Agency	1,139	2%	1,222	2%
Corporate and asset-backed securities	20,007	34%	19,854	34%
Mortgage-backed securities	12,661	21%	12,325	21%
Municipal	5,276	9%	4,930	8%
Non-U.S.	15,999	27%	16,205	27%
Short-term investments	2,062	3%	2,322	4%
Total	$59,568	100%	$59,306	100%
AAA	$9,320	16%	$8,943	15%
AA	21,294	36%	21,589	36%
A	11,568	19%	11,625	20%
BBB	8,806	15%	8,690	15%
BB	4,531	8%	4,372	7%
B	3,860	6%	3,916	7%
Other	189	—%	171	—%
Total	$59,568	100%	$59,306	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at June 30, 2015:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$472
General Electric Co	443
Goldman Sachs Group Inc	328
Wells Fargo & Co	267
Bank of America Corp	241
HSBC Holdings Plc	236
Verizon Communications Inc	228
Morgan Stanley	227
AT&T INC	209
Ford Motor Co	206

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
June 30, 2015 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,094	$—	$—	$—	$10,094	$9,878
Non-agency RMBS	29	5	15	10	13	72	70
Commercial mortgage-backed	2,468	13	11	3	—	2,495	2,487
Total mortgage-backed securities	$2,497	$10,112	$26	$13	$13	$12,661	$12,435

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

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,082	$1,073
Republic of Korea	915	826
Federative Republic of Brazil	701	711
United Mexican States	554	551
Canada	481	464
Kingdom of Thailand	375	360
Province of Ontario	360	342
Province of Quebec	255	241
Japan	195	195
Australia	187	175
Other Non-U.S. Government Securities(1)	2,662	2,576
Total	$7,767	$7,514

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,523	$1,468
Canada	1,017	988
United States(1)	628	616
Australia	548	536
France	521	509
Netherlands	516	500
Germany	383	368
Switzerland	309	300
China	270	263
Hong Kong	194	193
Other Non-U.S. Corporate Securities	2,323	2,293
Total	$8,232	$8,034
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2015, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 13 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $92 million.

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

Critical Accounting Estimates
As of June 30, 2015, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2014 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	June 30	December 31
(in millions of U.S. dollars)	2015	2014
Reinsurance recoverable on unpaid losses and loss expenses (1)	$11,148	$11,307
Reinsurance recoverable on paid losses and loss expenses (1)	627	685
Net reinsurance recoverable on losses and loss expenses	$11,775	$11,992
Reinsurance recoverable on policy benefits	$203	$217

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.5 billion and $2.4 billion of collateral at June 30, 2015 and December 31, 2014, respectively. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to favorable PPD and the impact of unfavorable foreign exchange.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2014	$38,315	$11,307	$27,008
Losses and loss expenses incurred	5,808	1,269	4,539
Losses and loss expenses paid	(5,892)	(1,291)	(4,601)
Other (including foreign exchange translation)	(403)	(137)	(266)
Losses and loss expenses acquired	402	—	402
Balance at June 30, 2015	$38,230	$11,148	$27,082

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	June 30, 2015			December 31, 2014
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,898	$5,298	$11,600	$17,723	$5,667	$12,056
IBNR reserves	21,332	5,850	15,482	20,592	5,640	14,952
Total	$38,230	$11,148	$27,082	$38,315	$11,307	$27,008

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the six months ended June 30, 2015. Refer to our 2014 Form 10-K for additional information on A&E.

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

•
Estimates of the average modeled value of future cash outflows is recorded as incurred losses (i.e., benefit reserves). Cash inflows or revenue are reported as net premiums earned and changes in the benefit reserves are reflected as Policy benefits expense in the consolidated statements of operations, which is included in underwriting income.

•
The incremental difference between the fair value of GLB reinsurance contracts and benefit reserves is reflected in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and related changes in fair value are reflected in Net realized gains (losses) in the consolidated statements of operations.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the six months ended June 30, 2015 and 2014, management determined that no change to the benefit ratio was warranted.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value asset (liability) of $16 million and $(19) million at June 30, 2015 and December 31, 2014, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. 52 percent of the policies we reinsure reached the end of their “waiting periods” prior to June 30, 2015, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
June 30, 2015 and prior	52%
Remainder of 2015	3%
2016	7%
2017	19%
2018	11%
2019	2%
2020 and after	6%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended June 30						Six Months Ended June 30
(in millions of U.S. dollars)	2015			2014			2015			2014
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$16	$30	$46	$18	$35	$53	$32	$61	$93	$37	$70	$107
Less paid claims	9	4	13	9	6	15	17	7	24	21	8	29
Net cash received	$7	$26	$33	$9	$29	$38	$15	$54	$69	$16	$62	$78

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at June 30, 2015 and 2014. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $1,766 million (or 6.0 percent of our total shareholders’ equity at June 30, 2015). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
		June 30		June 30		June 30		June 30
		2015		2014		2015		2014
(in millions of U.S. dollars, except for percentages)	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
1-in-100	$1,766	6.0%	1.1%	$1,745	$769	2.6%	2.0%	$778
1-in-250	$2,452	8.3%	1.1%	$2,335	$1,063	3.6%	1.8%	$1,020

The above modeled loss information at June 30, 2015 reflects our in-force portfolio at April 1, 2015 and reinsurance program at July 1, 2015. This portfolio includes the addition of the Fireman's Fund high net worth personal lines business. Effective July 1, 2015, ACE renewed its Global Property Catastrophe Program for our North American and International operations that provides global natural catastrophe and terrorism coverage. Refer to "Natural catastrophe property reinsurance program" for additional information.

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

ACE purchases a Global Property Catastrophe Reinsurance Program for our North American and International operations. The program is effective July 1, 2015 through June 30, 2016, and consists of three layers in excess of losses retained by ACE. The program included an additional $200 million of coverage, and other applicable reinsurance, as a result of our acquisition of the Fireman's Fund high net worth personal lines business. Approximately 21 percent of the coverage was placed with reinsurers providing upfront collateral equal to the limit of their participation and without a reinstatement. The remaining coverage was placed without upfront collateral and with one additional reinstatement limit in the event of a natural peril loss. In addition, we also purchased terrorism coverage (excluding nuclear, biological, chemical and radiation coverage) for the United States from July 1, 2015 to June 30, 2016 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement. A majority of the program, excess of a $1 billion attachment point, also includes biological and chemical terrorism coverage for the personal lines exposures in those states that mandate such coverage.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $500 million	Losses retained by ACE	(a)
United States (excluding Alaska and Hawaii)	$500 million – $1.0 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.275 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation - with biological and chemical covered for the personal lines exposures)	(c)
United States (excluding Alaska and Hawaii)	$1.275 billion – $1.475 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(d)
International (including Alaska and Hawaii)	$0 million – $125 million	Losses retained by ACE	(a)
International (including Alaska and Hawaii)	$125 million – $625 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
Alaska, Hawaii, and Canada	$625 million – $900 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(c)
Alaska, Hawaii, and Canada	$925 million – $1.1 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(d)

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

(d) These coverages are both part of the same Third layer within the Global Catastrophe Program and are 100% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2015, the RMA released the 2016 SRA which establishes the terms and conditions for the 2016 reinsurance year (i.e., July 1, 2015 through June 30, 2016) that replaced the 2015 SRA.  There were no significant changes in the terms and conditions, and therefore the new SRA does not materially impact ACE's outlook on the crop program relative to 2016.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available credit facility. At June 30, 2015, our available credit line totaled $1.0 billion and usage of this credit line was $482 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at June 30, 2015. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2014 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2015, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited received dividends of $15 million and nil from its Bermuda subsidiaries during the six months ended June 30, 2015 and 2014, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA Holdings Inc. (ACE INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from AGM or ACE INA during the six months ended June 30, 2015 and 2014. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE INA received no dividends from its subsidiaries during the six months ended June 30, 2015 and 2014.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2015 and 2014.

Operating cash flows were $1.89 billion in the six months ended June 30, 2015, compared with $2.10 billion in the prior year period, primarily due to higher net losses paid and higher income taxes paid, partially offset by higher net premiums collected.

Cash used for investing was $1.02 billion in the six months ended June 30, 2015, compared with $1.46 billion in the prior year period. The decrease in cash used for investing of $439 million was primarily due to the cash paid for the purchase of the Fireman's Fund of $365 million, which when netted with cash acquired of $620 million, resulted in a net $255 million cash inflow. This compares to a cash outflow of $172 million related to acquisitions in the prior year period.

Cash used for financing was $659 million in the six months ended June 30, 2015, compared with $625 million in the prior year period. The year-over-year increase in cash flows used for financing of $34 million is primarily due to higher share repurchases of $193 million in the current year, partially offset by an increase in proceeds from the issuance of long-term debt of $101 million and lower repayments of long-term debt of $50 million.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At June 30, 2015, there were $1.4 billion in repurchase agreements outstanding.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for percentages)	2015	2014
Short-term debt	$2,102	$2,552
Long-term debt	4,157	3,357
Total debt	6,259	5,909
Trust preferred securities	309	309
Total shareholders’ equity	29,555	29,587
Total capitalization	$36,123	$35,805
Ratio of debt to total capitalization	17.3%	16.5%
Ratio of debt plus trust preferred securities to total capitalization	18.2%	17.4%

In March 2015, we issued $800 million of 3.15 percent senior notes due May 2025. The proceeds from the debt issuance are expected to be used to repay at maturity $500 million of 5.7 percent senior notes due February 2017 and $300 million of 5.8 percent senior notes due March 2018. In May 2015, ACE INA's $450 million of 5.6 percent senior notes matured and were fully paid.

For the six months ended June 30, 2015 and 2014, we repurchased $734 million and $569 million of Common Shares, respectively, in a series of open market transactions under existing Board of Directors (Board) authorizations. At June 30, 2015, $766 million in repurchase authorization remained through December 31, 2015. Refer to Note 8 to the Consolidated Financial Statements for additional information on the repurchase authorization. At this time, management has elected to discontinue share repurchases under the Board authorization in connection with the announced planned acquisition of Chubb. At June 30, 2015, there were 19,018,131 Common Shares in treasury with a weighted average cost of $105.13 per share.

On June 30, 2015, we entered into a definitive agreement to acquire Chubb for approximately $28.3 billion in cash and stock. ACE intends to finance the cash portion of this acquisition through a combination of $9 billion of ACE and Chubb cash plus $5.3 billion of senior notes with a range of maturities to be determined. Refer to Note 2 for additional information.
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

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, or CHF 2.48 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 21, 2015, expected to be paid in four quarterly installments of $0.67 per share after the annual general meeting. This dividend will be distributed from capital contribution reserves (Additional paid-in capital) and transferred to free reserves (Retained earnings) for payment. The Board will determine the record and payment dates at which the annual dividend may be paid, and is authorized to abstain (in whole or in part) from distributing a dividend in its discretion, until the date of the 2016 annual general meeting.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2014	January 15, 2015	$0.65 (CHF 0.63)
March 31, 2015	April 21, 2015	$0.65 (CHF 0.62)
June 30, 2015	July 21, 2015	$0.67 (CHF 0.62)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at June 30, 2015 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at June 30, 2015

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from June 30, 2015 market levels and includes the impact of adjustments to the hedge portfolio made subsequent to that date.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 52 percent of that population has become eligible to annuitize and generate a claim (since approximately 48 percent of policies are not eligible to annuitize until after June 30, 2015). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$354	$242	$52	$(218)	$(567)	$(984)
	Increase/(decrease) in hedge value	(126)	—	127	254	385	524
	Increase/(decrease) in net income	$228	$242	$179	$36	$(182)	$(460)
Flat	(Increase)/decrease in Gross FVL	$183	$—	$(259)	$(591)	$(993)	$(1,460)
	Increase/(decrease) in hedge value	(126)	—	126	254	385	525
	Increase/(decrease) in net income	$57	$—	$(133)	$(337)	$(608)	$(935)
-100 bps	(Increase)/decrease in Gross FVL	$(99)	$(342)	$(659)	$(1,046)	$(1,498)	$(2,011)
	Increase/(decrease) in hedge value	(126)	—	126	254	385	525
	Increase/(decrease) in net income	$(225)	$(342)	$(533)	$(792)	$(1,113)	$(1,486)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$51	$(58)	$(3)	$—	$(16)	$14
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$51	$(58)	$(3)	$—	$(16)	$14

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$21	$10	$(11)	$(22)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$21	$10	$(11)	$(22)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$183	$101	$(133)	$(294)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$183	$101	$(133)	$(294)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(282)	$(152)	$175	$335
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(282)	$(152)	$175	$335

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2015. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with the SEC's published guidance, the disclosure controls and procedures of the large corporate account P&C business of Itaú Seguros, S.A. (Itaú Seguros), which was acquired on October 31, 2014, was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. At June 30, 2015, Itaú Seguros' assets represented approximately two percent of consolidated assets. For the three and six months ended June 30, 2015, Itaú Seguros' revenues represented approximately one percent and two percent of consolidated revenues, respectively, and net income represented approximately two percent and one percent of consolidated net income, respectively.

There has been no change in ACE’s internal controls over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 f) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K. The Risk Factors listed in our 2014 Form 10-K under the subheadings, "The integration of acquired companies may not be as successful as we anticipate." and "We may require additional capital or financing sources in the future, which may not be available or may be available only on unfavorable terms." are amended and restated to read in its entirety as set forth below.

The integration of acquired companies may not be as successful as we anticipate.
Acquisitions, such as our proposed acquisition of The Chubb Corporation (Chubb) through a merger (the Chubb Merger), involve numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of acquired businesses’ internal controls over financial reporting. Difficulties in integrating an acquired company may result in the acquired company performing differently than we expected, in operational challenges or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.

There is also the potential that proposed acquisitions that have been publicly announced, such as our proposed Chubb Merger, will not be consummated, even if a definitive agreement has been signed by the parties. If an agreement is terminated before closing, the result would be that our proposed acquisition would not occur, which could, among other things, expose us to damages or liability and adversely impact our stock price and future operations.

Failure to complete the Chubb Merger could negatively impact the price of our Common Shares, as well as our future business and financial results.
The Agreement and Plan of Merger for the Chubb Merger (the Merger Agreement) contains a number of conditions that must be satisfied or waived prior to the completion of the Chubb Merger. We cannot assure that all of the conditions to the Chubb Merger will be so satisfied or waived. If the conditions to the Chubb Merger are not satisfied or waived, we may be unable to complete the Chubb Merger.

If the Chubb Merger is not completed, our ongoing business may be adversely affected as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our Common Shares;

•
the manner in which brokers, insureds, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•	we may experience negative reactions from employees; and

•
we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us and our ongoing business and financial results may be adversely affected.

Whether or not the Chubb Merger is completed, shareholder lawsuits could be filed challenging the acquisition. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending and/or settling these lawsuits and the Chubb Merger may be prevented or delayed.

Completion of the proposed acquisition is conditioned upon the approval by ACE Limited’s and Chubb’s shareholders and the receipt of certain governmental approvals, including, without limitation, insurance regulatory approvals and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although each party has agreed to use respective reasonable best efforts to obtain the requisite shareholder and governmental approvals, we cannot assure that these approvals will be obtained and that the other conditions to closing will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the proposed acquisition or require changes to the terms of the proposed acquisition. Each party’s obligation to consummate the Chubb Merger is subject to the condition that the required governmental approvals have been obtained without the imposition of a “Materially Burdensome Regulatory Condition” (as defined in the Merger Agreement).

Even if we complete the Chubb Merger, we may fail to realize all of the anticipated benefits of the proposed Chubb Merger.
The success of the proposed Chubb Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses. The anticipated benefits and cost savings of the proposed Chubb Merger may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may, for each company, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Chubb Merger that were not discovered in the course of performing due diligence.

We will require additional capital or financing sources in the future, including for the Chubb Merger, which may not be available or may be available only on unfavorable terms.
Our future capital and financing requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as our investment performance and capital expenditure obligations, including with respect to acquisitions. We may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term repurchase agreements. We also from time to time seek to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of our Common Shares. Our access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, we could be forced to use assets otherwise available for our business operations, and our business, results of operations, and financial condition could be adversely affected.

ACE is obligated to complete the Chubb Merger whether or not it has sufficient funds to pay the cash consideration under the Merger Agreement. ACE intends to pay the cash consideration using cash on hand, cash sourced from certain of its subsidiaries and Chubb and certain of Chubb’s subsidiaries and debt financing. The availability of cash at certain of ACE’s or Chubb’s subsidiaries may be subject to prior regulatory approvals, which may not be received in a timely fashion or at all. In addition, although ACE believes, based on current market conditions, that it will be able to complete the contemplated debt financing, ACE cannot provide assurances as to the ultimate cost or availability of financing for the Chubb Merger.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
April 1 through April 30	1,653,145	$109.42	1,651,820	$979	million
May 1 through May 31	1,161,253	$107.79	1,098,380	$861	million
June 1 through June 30	909,236	$105.25	900,000	$766	million
Total	3,723,634		3,650,200

(1)
This column primarily represents open market share repurchases. Other activity is related to the surrender to ACE of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares purchased in the three months ended June 30, 2015 as part of the publicly announced plan was $394 million.

(3)	Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

August 4, 2015	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

August 4, 2015	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended	8-K	3.1	May 22, 2015

3.2	Organizational Regulations of the company, as amended	8-K	3.2	May 22, 2015

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 22, 2015

4.2	Organizational Regulations of the company, as amended	8-K	4.2	May 22, 2015

10.1*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements
					X

* Management Contract or Compensation Plan