Form 10-Q
period 2015-09-30
ACE Ltd
filed 2015-11-04
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 23, 2015 was 324,181,471.

ACE LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
ACE Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2015	2014
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $47,411 and $47,826)	$48,278	$49,395
(includes hybrid financial instruments of $217 and $274)
Fixed maturities held to maturity, at amortized cost (fair value – $8,750 and $7,589)	8,564	7,331
Equity securities, at fair value (cost – $434 and $440)	464	510
Short-term investments, at fair value and amortized cost	1,808	2,322
Other investments (cost – $2,943 and $2,999)	3,270	3,346
Total investments	62,384	62,904
Cash	1,038	655
Securities lending collateral	1,011	1,330
Accrued investment income	530	552
Insurance and reinsurance balances receivable	5,290	5,426
Reinsurance recoverable on losses and loss expenses	11,231	11,992
Reinsurance recoverable on policy benefits	194	217
Deferred policy acquisition costs	2,809	2,601
Value of business acquired	410	466
Goodwill and other intangible assets	5,713	5,724
Prepaid reinsurance premiums	2,059	2,026
Deferred tax assets	395	295
Investments in partially-owned insurance companies	654	504
Other assets	4,042	3,556
Total assets	$97,760	$98,248
Liabilities
Unpaid losses and loss expenses	$37,564	$38,315
Unearned premiums	8,510	8,222
Future policy benefits	4,776	4,754
Insurance and reinsurance balances payable	4,225	4,095
Securities lending payable	1,012	1,331
Accounts payable, accrued expenses, and other liabilities	5,977	5,726
Short-term debt	2,103	2,552
Long-term debt	4,157	3,357
Trust preferred securities	309	309
Total liabilities	68,633	68,661
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 and CHF 24.77 par value; 342,832,412 shares issued; 324,062,368 and 328,659,686 shares outstanding)	7,833	8,055
Common Shares in treasury (18,770,044 and 14,172,726 shares)	(1,974)	(1,448)
Additional paid-in capital	4,665	5,145
Retained earnings	18,795	16,644
Accumulated other comprehensive income (loss) (AOCI)	(192)	1,191
Total shareholders’ equity	29,127	29,587
Total liabilities and shareholders’ equity	$97,760	$98,248
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
ACE Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2015	2014	2015	2014
Revenues
Net premiums written	$4,709	$4,729	$13,569	$13,473
Decrease (increase) in unearned premiums	10	25	(563)	(417)
Net premiums earned	4,719	4,754	13,006	13,056
Net investment income	549	566	1,662	1,675
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(35)	(5)	(62)	(30)
Portion of OTTI losses recognized in other comprehensive income (OCI)	5	1	11	3
Net OTTI losses recognized in income	(30)	(4)	(51)	(27)
Net realized gains (losses) excluding OTTI losses	(367)	(116)	(309)	(270)
Total net realized gains (losses) (includes $(49), $(38), $(18), and $(11) reclassified from AOCI)	(397)	(120)	(360)	(297)
Total revenues	4,871	5,200	14,308	14,434
Expenses
Losses and loss expenses	2,643	2,684	7,182	7,233
Policy benefits	89	125	384	383
Policy acquisition costs	771	825	2,205	2,311
Administrative expenses	568	554	1,700	1,655
Interest expense	68	70	207	213
Other (income) expense	12	(46)	(61)	(139)
Amortization of intangible assets	51	27	136	78
Chubb integration expenses	9	—	9	—
Total expenses	4,211	4,239	11,762	11,734
Income before income tax	660	961	2,546	2,700
Income tax expense (includes $(4), $5, $10, and $7 on reclassified unrealized gains and losses)	132	176	395	402
Net income	$528	$785	$2,151	$2,298
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(321)	$(375)	$(696)	$733
Reclassification adjustment for net realized losses included in net income	49	38	18	11
	(272)	(337)	(678)	744
Change in:
Cumulative translation adjustment	(575)	(251)	(860)	(131)
Pension liability	3	7	10	(6)
Other comprehensive income (loss), before income tax	(844)	(581)	(1,528)	607
Income tax (expense) benefit related to OCI items	45	94	145	(151)
Other comprehensive income (loss)	(799)	(487)	(1,383)	456
Comprehensive income (loss)	$(271)	$298	$768	$2,754
Earnings per share
Basic earnings per share	$1.63	$2.35	$6.60	$6.82
Diluted earnings per share	$1.62	$2.32	$6.53	$6.75
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
ACE Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2015	2014
Common Shares
Balance – beginning of period	$8,055	$8,899
Dividends declared on Common Shares – par value reduction	(222)	(621)
Balance – end of period	7,833	8,278
Common Shares in treasury
Balance – beginning of period	(1,448)	(255)
Common Shares repurchased	(734)	(1,019)
Net shares redeemed under employee share-based compensation plans	208	217
Balance – end of period	(1,974)	(1,057)
Additional paid-in capital
Balance – beginning of period	5,145	5,238
Net shares redeemed under employee share-based compensation plans	(157)	(167)
Exercise of stock options	(43)	(44)
Share-based compensation expense and other	155	153
Funding of dividends declared to Retained earnings	(435)	(81)
Balance – end of period	4,665	5,099
Retained earnings
Balance – beginning of period	16,644	13,791
Net income	2,151	2,298
Funding of dividends declared from Additional paid-in capital	435	81
Dividends declared on Common Shares	(435)	(81)
Balance – end of period	18,795	16,089
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	1,851	1,174
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $102 and $(168)	(594)	565
Amounts reclassified from AOCI, net of income tax benefit of $10 and $7	28	18
Change in period, net of income tax benefit (expense) of $112 and $(161)	(566)	583
Balance – end of period	1,285	1,757
Cumulative translation adjustment
Balance – beginning of period	(581)	63
Change in period, net of income tax benefit of $35 and $7	(825)	(124)
Balance – end of period	(1,406)	(61)
Pension liability adjustment
Balance – beginning of period	(79)	(85)
Change in period, net of income tax benefit (expense) of $(2) and $3	8	(3)
Balance – end of period	(71)	(88)
Accumulated other comprehensive income (loss)	(192)	1,608
Total shareholders’ equity	$29,127	$30,017
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ACE Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2015	2014
Cash flows from operating activities
Net income	$2,151	$2,298
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	360	297
Amortization of premiums/discounts on fixed maturities	115	159
Deferred income taxes	53	41
Unpaid losses and loss expenses	(225)	180
Unearned premiums	353	449
Future policy benefits	157	181
Insurance and reinsurance balances payable	219	181
Accounts payable, accrued expenses, and other liabilities	(179)	(130)
Income taxes payable	(8)	94
Insurance and reinsurance balances receivable	15	(191)
Reinsurance recoverable on losses and loss expenses	421	253
Reinsurance recoverable on policy benefits	20	(6)
Deferred policy acquisition costs	(354)	(306)
Prepaid reinsurance premiums	(182)	(41)
Other	(217)	(237)
Net cash flows from operating activities	2,699	3,222
Cash flows from investing activities
Purchases of fixed maturities available for sale	(13,029)	(11,867)
Purchases of to be announced mortgage-backed securities	(31)	—
Purchases of fixed maturities held to maturity	(39)	(185)
Purchases of equity securities	(122)	(222)
Sales of fixed maturities available for sale	5,202	6,306
Sales of to be announced mortgage-backed securities	31	—
Sales of equity securities	150	322
Maturities and redemptions of fixed maturities available for sale	5,257	4,814
Maturities and redemptions of fixed maturities held to maturity	552	617
Net change in short-term investments	421	(984)
Net derivative instruments settlements	62	(170)
Acquisition of subsidiaries (net of cash acquired of $620 and $4)	259	(172)
Other	(138)	(147)
Net cash flows used for investing activities	(1,425)	(1,688)
Cash flows from financing activities
Dividends paid on Common Shares	(644)	(646)
Common Shares repurchased	(758)	(1,007)
Proceeds from issuance of long-term debt	800	699
Proceeds from issuance of short-term debt	1,478	1,827
Repayment of long-term debt	(451)	(501)
Repayment of short-term debt	(1,477)	(1,827)
Proceeds from share-based compensation plans, including windfall tax benefits	89	94
Policyholder contract deposits	351	189
Policyholder contract withdrawals	(159)	(62)
Other	(6)	(6)
Net cash flows used for financing activities	(777)	(1,240)
Effect of foreign currency rate changes on cash and cash equivalents	(114)	(67)
Net increase in cash	383	227
Cash – beginning of period	655	579
Cash – end of period	$1,038	$806
Supplemental cash flow information
Taxes paid	$335	$250
Interest paid	$188	$186
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

Effective third quarter of 2015, amortization of intangible assets are excluded from Other (income) expense and disclosed separately in the consolidated statements of operations. Prior year amounts have been reclassified to conform to the current year presentation.

In addition, we added a new expense caption (Chubb integration expenses), which includes legal and professional fees and all other external costs directly related to the integration activities of the planned Chubb acquisition.

b) Accounting guidance adopted in 2015

Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the accounting for adjustments made to provisional valuation amounts recognized in a business combination. The guidance requires that the acquirer must recognize adjustments to provisional valuation amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The guidance eliminates the requirement to retrospectively account for such adjustments. Previously, the accounting for measurement-period adjustments required the acquirer to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill.  We early adopted this guidance effective July 1, 2015.  The adoption of this guidance did not have an impact on our financial condition or results of operations.

Disclosures for investments in certain entities that calculate net asset value (NAV)
In May 2015, the FASB issued guidance that eliminated the requirement for investments measured at fair value using NAV as a practical expedient to be categorized within the fair value hierarchy. We early adopted this guidance effective July 1, 2015 and have retrospectively revised prior year fair value hierarchy disclosures contained in this report to conform to the current period presentation. Refer to Note 4 Fair Value Measurement for further information. This guidance requires a change in disclosure only and adoption of this guidance did not have an impact on our financial condition or results of operations.

c) Accounting guidance not yet adopted

Presentation of Debt Issuance Costs
In April 2015, the FASB issued new guidance related to the accounting for debt issuance costs.  The new guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  The new guidance requires retrospective adoption and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have any effect on our results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

2. Acquisitions

Fireman's Fund Insurance Company High Net Worth Personal Lines Insurance Business in the U.S. (Fireman's Fund)
On April 1, 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves for $365 million in cash. We acquired assets with a fair value of $749 million, consisting primarily of cash of $620 million and insurance and reinsurance balances receivable of $128 million. We assumed liabilities with a fair value of $858 million, consisting primarily of unpaid losses and loss expenses of $402 million and unearned premiums of $428 million. This acquisition generated $196 million of goodwill, attributable to expected growth and profitability, all of which is expected to be deductible for income tax purposes, and other intangible assets of $278 million, primarily related to renewal rights, based on ACE’s preliminary purchase price allocation. During the third quarter of 2015, we applied the new measurement-period adjustment guidance and recorded an adjustment to the valuation of our other intangible assets. The acquisition expands our position in the high net worth personal lines insurers in the U.S. The Fireman’s Fund business integrates into our existing high net worth personal lines business, ACE Private Risk Services, which offers a broad range of coverage including homeowners, automobile, umbrella and excess liability, collectibles and yachts. Goodwill and other intangible assets arising from this acquisition are included in our Insurance – North American P&C segment.

Large Corporate Account P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On October 31, 2014, we expanded our presence in Brazil with the acquisition of the large corporate account property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for $606 million in cash. This acquisition generated $445 million of goodwill, attributable to expected growth and profitability, none of which is currently deductible for income tax purposes, and other intangible assets of $60 million, primarily related to renewal rights. Goodwill may become deductible for income tax purposes under Brazilian tax law if this acquired entity is merged with certain ACE legal entities.

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

To be acquired
The Chubb Corporation (Chubb)
On June 30, 2015, we entered into a definitive agreement to acquire Chubb, a leading provider of middle-market commercial, specialty, surety, and personal insurance. Under the terms of the merger agreement, when the transaction closes Chubb will be merged with a newly-formed subsidiary of ACE and Chubb shareholders will receive for each share of Chubb stock an aggregate $62.93 in cash and 0.6019 shares of ACE stock. The initial purchase price, estimated at the time that we entered into the definitive agreement, was $28.3 billion based on the closing price of ACE stock on June 30, 2015 of $101.68 per share. Based on the closing price of ACE stock on September 30, 2015 of $103.40 per share, the purchase price would be approximately $28.8 billion in cash and newly issued stock, and the former Chubb shareholders would own approximately 137 million shares, or 30 percent, of the combined company's outstanding shares. The actual purchase price and related goodwill will increase or decrease until the closing date of the acquisition based on the increase or decrease in ACE's stock price.

The merger agreement provides that following the close of the transaction (i) the acquired businesses will continue to operate under the Chubb names as they do now; (ii) we will change the name of ACE Limited to assume the Chubb name at our parent company level, and (iii) the combined company will transition to operate under the Chubb name globally.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

We intend to finance the cash portion of the transaction through a combination of $9 billion sourced from various ACE and Chubb companies plus $5.3 billion of senior notes which were issued in October 2015. Refer to Note 6 for additional information on the senior notes. On September 30, 2015, we received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) for the pending acquisition of Chubb. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the transaction, which remains subject to other customary closing conditions, including other regulatory approvals.  On October 22, 2015, we received the necessary approvals from shareholders of ACE and Chubb to effect the merger. The transaction is expected to close during the first quarter of 2016.

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

b) Fixed maturities

September 30, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,800	$85	$—	$2,885	$—
Foreign	13,976	523	(208)	14,291	(6)
Corporate securities	16,790	467	(365)	16,892	(14)
Mortgage-backed securities	10,858	286	(25)	11,119	(1)
States, municipalities, and political subdivisions	2,987	111	(7)	3,091	—
	$47,411	$1,472	$(605)	$48,278	$(21)
Held to maturity
U.S. Treasury and agency	$756	$19	$(1)	$774	$—
Foreign	784	38	(4)	818	—
Corporate securities	3,093	74	(41)	3,126	—
Mortgage-backed securities	1,758	60	(1)	1,817	—
States, municipalities, and political subdivisions	2,173	44	(2)	2,215	—
	$8,564	$235	$(49)	$8,750	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

December 31, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,741	$87	$(8)	$2,820	$—
Foreign	14,703	629	(90)	15,242	—
Corporate securities	16,897	704	(170)	17,431	(7)
Mortgage-backed securities	10,011	304	(29)	10,286	(1)
States, municipalities, and political subdivisions	3,474	147	(5)	3,616	—
	$47,826	$1,871	$(302)	$49,395	$(8)
Held to maturity
U.S. Treasury and agency	$832	$20	$(2)	$850	$—
Foreign	916	47	—	963	—
Corporate securities	2,323	102	(2)	2,423	—
Mortgage-backed securities	1,983	57	(1)	2,039	—
States, municipalities, and political subdivisions	1,277	40	(3)	1,314	—
	$7,331	$266	$(8)	$7,589	$—

As discussed in Note 3 e), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three and nine months ended September 30, 2015, $4 million and nil, respectively, of net unrealized depreciation related to such securities is included in OCI. For the three and nine months ended September 30, 2014, $1 million and $6 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At September 30, 2015 and December 31, 2014, AOCI included cumulative net unrealized depreciation of $14 million and $3 million, respectively, related to securities remaining in the investment portfolio for which ACE has recognized a non-credit OTTI.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 7 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 80 percent and 83 percent of the total mortgage-backed securities at September 30, 2015 and December 31, 2014, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2015		2014
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$1,979	$1,995	$2,187	$2,206
Due after 1 year through 5 years	16,472	16,794	15,444	15,857
Due after 5 years through 10 years	13,695	13,708	15,663	16,089
Due after 10 years	4,407	4,662	4,521	4,957
	36,553	37,159	37,815	39,109
Mortgage-backed securities	10,858	11,119	10,011	10,286
	$47,411	$48,278	$47,826	$49,395
Held to maturity
Due in 1 year or less	$411	$413	$353	$355
Due after 1 year through 5 years	2,583	2,683	2,603	2,693
Due after 5 years through 10 years	2,278	2,300	1,439	1,489
Due after 10 years	1,534	1,537	953	1,013
	6,806	6,933	5,348	5,550
Mortgage-backed securities	1,758	1,817	1,983	2,039
	$8,564	$8,750	$7,331	$7,589

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

	September 30	December 31
(in millions of U.S. dollars)	2015	2014
Cost	$434	$440
Gross unrealized appreciation	54	83
Gross unrealized depreciation	(24)	(13)
Fair value	$464	$510

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

ABR Re is a variable interest entity; however, ACE is not the primary beneficiary and does not consolidate ABR Re because ACE does not have the power to control and direct ABR Re’s most significant activities, including investing and underwriting. Our minority ownership interest is accounted for under the equity method of accounting. ACE cedes premiums to ABR Re and recognizes the associated commissions. For the three and nine months ended September 30, 2015, ACE ceded reinsurance premiums of $35 million and $70 million, respectively, and recognized ceded commissions of $8 million and $19 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

respectively. At September 30, 2015, the amount of Reinsurance recoverable on losses and loss expenses was $54 million and the amount of ceded reinsurance premium payable included in Insurance and reinsurance balances payable in the consolidated balance sheet was $12 million.

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

For the three and nine months ended September 30, 2015, credit losses recognized in Net income for corporate securities were $14 million and $23 million, respectively. For the three and nine months ended September 30, 2014 credit losses recognized in Net income for corporate securities were $4 million and $14 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the three and nine months ended September 30, 2015 and 2014, there were no credit losses recognized in Net income for mortgage-backed securities.
The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Fixed maturities:
OTTI on fixed maturities, gross	$(31)	$(5)	$(57)	$(20)
OTTI on fixed maturities recognized in OCI (pre-tax)	5	1	11	3
OTTI on fixed maturities, net	(26)	(4)	(46)	(17)
Gross realized gains excluding OTTI	19	73	91	163
Gross realized losses excluding OTTI	(44)	(51)	(95)	(97)
Total fixed maturities	(51)	18	(50)	49
Equity securities:
OTTI on equity securities	(3)	—	(4)	(7)
Gross realized gains excluding OTTI	10	4	43	8
Gross realized losses excluding OTTI	(5)	(60)	(7)	(61)
Total equity securities	2	(56)	32	(60)
OTTI on other investments	(1)	—	(1)	(3)
Foreign exchange losses	(2)	(19)	(73)	(42)
Investment and embedded derivative instruments	(22)	(13)	6	(53)
Fair value adjustments on insurance derivative	(396)	(80)	(337)	(126)
S&P put options and futures	83	(15)	69	(106)
Other derivative instruments	(9)	45	(10)	52
Other	(1)	—	4	(8)
Net realized gains (losses)	$(397)	$(120)	$(360)	$(297)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Balance of credit losses related to securities still held – beginning of period	$23	$24	$28	$37
Additions where no OTTI was previously recorded	8	2	15	9
Additions where an OTTI was previously recorded	6	2	8	5
Reductions for securities sold during the period	(5)	(11)	(19)	(34)
Balance of credit losses related to securities still held – end of period	$32	$17	$32	$17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

f) Gross unrealized loss
At September 30, 2015, there were 7,876 fixed maturities out of a total of 26,875 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $4 million. There were 111 equity securities out of a total of 257 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $2 million. Fixed maturities in an unrealized loss position at September 30, 2015, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$228	$(1)	$59	$—	$287	$(1)
Foreign	3,627	(160)	402	(52)	4,029	(212)
Corporate securities	6,641	(322)	801	(84)	7,442	(406)
Mortgage-backed securities	2,145	(16)	626	(10)	2,771	(26)
States, municipalities, and political subdivisions	766	(7)	57	(2)	823	(9)
Total fixed maturities	13,407	(506)	1,945	(148)	15,352	(654)
Equity securities	151	(24)	—	—	151	(24)
Other investments	83	(2)	—	—	83	(2)
Total	$13,641	$(532)	$1,945	$(148)	$15,586	$(680)

	0 – 12 Months		Over 12 Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$350	$(1)	$666	$(9)	$1,016	$(10)
Foreign	2,262	(75)	375	(15)	2,637	(90)
Corporate securities	4,684	(150)	738	(22)	5,422	(172)
Mortgage-backed securities	704	(2)	1,663	(28)	2,367	(30)
States, municipalities, and political subdivisions	458	(3)	490	(5)	948	(8)
Total fixed maturities	8,458	(231)	3,932	(79)	12,390	(310)
Equity securities	101	(13)	—	—	101	(13)
Total	$8,559	$(244)	$3,932	$(79)	$12,491	$(323)

g) Restricted assets
ACE is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. ACE is also required to restrict assets pledged under repurchase agreements, which represent ACE's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2015 and December 31, 2014, are investments, primarily fixed maturities, totaling $16.2 billion and $16.3 billion, respectively, and cash of $79 million and $117 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2015	2014
Trust funds	$10,990	$10,838
Deposits with non-U.S. regulatory authorities	2,105	2,305
Assets pledged under repurchase agreements	1,468	1,431
Deposits with U.S. regulatory authorities	1,322	1,345
Other pledged assets	388	457
	$16,273	$16,376
4. Fair value measurements

Effective July 1, 2015, we retrospectively adopted new accounting guidance that no longer requires investments measured at fair value using NAV to be categorized within the fair value hierarchy. Therefore, we no longer include our investments in partially-owned investment companies, investment funds, and limited partnerships within the fair value hierarchy and the Level 3 rollforward tables disclosed below. Prior period amounts within the fair value hierarchy disclosures contained in this section have been revised to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV) and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities classified within Level 1, and fixed maturities, classified within Level 2, held in rabbi trusts maintained by ACE for deferred compensation plans, and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities. Other investments for which pricing is unobservable are classified within Level 3.

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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. At September 30, 2015, we held no positions in option contracts on equity market indices. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three and nine months ended September 30, 2015 and 2014, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2014 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2015	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,919	$966	$—	$2,885
Foreign	—	14,238	53	14,291
Corporate securities	—	16,709	183	16,892
Mortgage-backed securities	—	11,065	54	11,119
States, municipalities, and political subdivisions	—	3,091	—	3,091
	1,919	46,069	290	48,278
Equity securities	455	5	4	464
Short-term investments	703	1,105	—	1,808
Other investments (1)	314	218	209	741
Securities lending collateral	—	1,011	—	1,011
Investment derivative instruments	17	—	—	17
Other derivative instruments	26	—	—	26
Separate account assets	1,423	83	—	1,506
Total assets measured at fair value (1)	$4,857	$48,491	$503	$53,851
Liabilities:
Investment derivative instruments	$27	$—	$—	$27
Other derivative instruments	—	—	7	7
GLB (2)	—	—	744	744
Total liabilities measured at fair value	$27	$—	$751	$778

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $2,504 million and other investments of $25 million at September 30, 2015 measured using NAV. Based on new accounting guidance adopted this quarter, these investments are excluded from the hierarchy table.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

December 31, 2014	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,680	$1,140	$—	$2,820
Foreign	—	15,220	22	15,242
Corporate securities	—	17,244	187	17,431
Mortgage-backed securities	—	10,271	15	10,286
States, municipalities, and political subdivisions	—	3,616	—	3,616
	1,680	47,491	224	49,395
Equity securities	492	16	2	510
Short-term investments	1,183	1,139	—	2,322
Other investments (1)	370	211	204	785
Securities lending collateral	—	1,330	—	1,330
Investment derivative instruments	18	—	—	18
Other derivative instruments	—	2	—	2
Separate account assets	1,400	90	—	1,490
Total assets measured at fair value (1)	$5,143	$50,279	$430	$55,852
Liabilities:
Investment derivative instruments	$36	$—	$—	$36
Other derivative instruments	21	—	4	25
GLB (2)	—	—	406	406
Total liabilities measured at fair value	$57	$—	$410	$467

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $2,561 million at December 31, 2014 measured using NAV. Based on new accounting guidance adopted this quarter, these investments are excluded from the hierarchy table.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2015 and 2014.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2015		2014
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$309	$107	$282	$145
Real Assets	3 to 7 Years	473	168	451	210
Distressed	5 to 9 Years	265	231	232	175
Private Credit	3 to 7 Years	272	226	299	190
Traditional	3 to 9 Years	885	184	908	289
Vintage	1 to 2 Years	14	—	11	1
Investment funds	Not Applicable	286	—	378	—
		$2,504	$916	$2,561	$1,010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the significant unobservable inputs used in the Level 3 liability valuations. Excluded from the table below are inputs used to determine the fair value of Level 3 assets which are based on single broker quotes and contain no quantitative unobservable inputs developed by management.

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	September 30, 2015	December 31, 2014
GLB(1)	$744	$406	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3).

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
September 30, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$56	$167	$55	$2	$214	$3	$347
Transfers into Level 3	1	2	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	1	1	—	2	(7)	—	—
Net Realized Gains/Losses	(1)	(1)	—	(1)	—	4	397
Purchases	—	22	—	1	5	—	—
Sales	—	(5)	(1)	—	—	—	—
Settlements	(4)	(3)	—	—	(3)	—	—
Balance–End of Period	$53	$183	$54	$4	$209	$7	$744
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$—	$—	$(1)	$—	$4	$397

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets					Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	GLB(1)
September 30, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$12	$204	$7	$2	$203	$241
Transfers into Level 3	1	5	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	(1)	—	—	(1)	—
Net Realized Gains/Losses	—	2	—	—	—	76
Purchases	—	20	8	—	6	—
Sales	(1)	(9)	—	—	—	—
Settlements	—	(13)	—	—	(3)	—
Balance–End of Period	$12	$208	$15	$2	$205	$317
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$76

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $566 million at September 30, 2014, and $486 million at June 30, 2014, which includes a fair value derivative adjustment of $317 million and $241 million, respectively.

					Assets		Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
September 30, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$187	$15	$2	$204	4	$406
Transfers into Level 3	29	15	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	2	(7)	—	—
Net Realized Gains/Losses	(1)	(4)	—	(2)	—	3	338
Purchases	9	38	41	2	21	—	—
Sales	(1)	(10)	(1)	—	—	—	—
Settlements	(4)	(44)	(1)	—	(9)	—	—
Balance–End of Period	$53	$183	$54	$4	$209	$7	$744
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(2)	$—	$(2)	$—	$3	$338

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

	Assets						Liabilities
Nine Months Ended	Available-for-Sale Debt Securities				Short-term investments	Other investments	GLB(1)
September 30, 2014	Foreign	Corporate securities	MBS	Equity securities
(in millions of U.S. dollars)
Balance–Beginning of Period	$44	$166	$8	$4	$7	$196	$193
Transfers into Level 3	3	35	—	—	—	—	—
Transfers out of Level 3	(34)	(22)	—	(2)	(7)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	1	—	1	—
Net Realized Gains/Losses	1	2	—	—	—	—	124
Purchases	2	65	8	1	—	15	—
Sales	(3)	(17)	—	(2)	—	—	—
Settlements	—	(22)	(1)	—	—	(7)	—
Balance–End of Period	$12	$208	$15	$2	$—	$205	$317
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$124

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $566 million at September 30, 2014 and $427 million at December 31, 2013, which includes a fair value derivative adjustment of $317 million and $193 million, respectively.

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

Investments in partially-owned insurance companies
Fair values for investments in partially-owned insurance companies are based on ACE’s share of the net assets based on the financial statements provided by those companies and are excluded from the valuation hierarchy tables below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$599	$175	$—	$774	$756
Foreign	—	818	—	818	784
Corporate securities	—	3,112	14	3,126	3,093
Mortgage-backed securities	—	1,817	—	1,817	1,758
States, municipalities, and political subdivisions	—	2,215	—	2,215	2,173
Total assets	$599	$8,137	$14	$8,750	$8,564
Liabilities:
Short-term debt	$—	$2,105	$—	$2,105	$2,103
Long-term debt	—	4,376	—	4,376	4,157
Trust preferred securities	—	457	—	457	309
Total liabilities	$—	$6,938	$—	$6,938	$6,569

December 31, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$659	$191	$—	$850	$832
Foreign	—	963	—	963	916
Corporate securities	—	2,408	15	2,423	2,323
Mortgage-backed securities	—	2,039	—	2,039	1,983
States, municipalities, and political subdivisions	—	1,314	—	1,314	1,277
Total assets	$659	$6,915	$15	$7,589	$7,331
Liabilities:
Short-term debt	$—	$2,571	$—	$2,571	$2,552
Long-term debt	—	3,690	—	3,690	3,357
Trust preferred securities	—	462	—	462	309
Total liabilities	$—	$6,723	$—	$6,723	$6,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2015	2014	2015	2014
GMDB
Net premiums earned	$15	$17	$47	$54
Policy benefits and other reserve adjustments	$5	$12	$25	$40
GLB
Net premiums earned	$30	$35	$92	$105
Policy benefits and other reserve adjustments	15	8	34	27
Net realized gains (losses)	(397)	(76)	(338)	(124)
Loss recognized in Net income	$(382)	$(49)	$(280)	$(46)
Less: Net cash received	20	31	74	93
Net increase in liability	$(402)	$(80)	$(354)	$(139)

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures held to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 7 for additional information.

At September 30, 2015 and December 31, 2014, the reported liability for GMDB reinsurance was $113 million and $111 million, respectively. At September 30, 2015 and December 31, 2014, the reported liability for GLB reinsurance was $1.0 billion and $663 million, respectively, which includes a fair value derivative adjustment of $744 million and $406 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

6. Debt

In March 2015, ACE INA Holdings Inc. (ACE INA) issued $800 million of 3.15 percent senior notes due March 2025. These senior notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium (the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate plus 0.15 percent). The notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. These notes do not have the benefit of any sinking fund.  These senior unsecured notes are guaranteed on a senior basis by ACE Limited and they rank equally with all of ACE's other senior obligations.  They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

In May 2015, ACE INA's $450 million of 5.6 percent senior notes matured and were fully paid.

Subsequent Event
In October 2015, ACE INA issued $5.3 billion of senior notes comprising $1.3 billion of 2.30 percent senior notes due November 2020 (2020 Notes), $1.0 billion of 2.875 percent senior notes due November 2022 (2022 Notes), $1.5 billion of 3.35 percent senior notes due May 2026 (2026 Notes), and $1.5 billion of 4.35 percent senior notes due November 2045 (2045 Notes). The proceeds from the issuance of these notes are expected to be used to finance a portion of the Chubb acquisition. However, if the Chubb acquisition is not consummated or the merger agreement is terminated on or prior to September 30, 2016, ACE INA will be required to redeem all of the notes at a price equivalent to 101 percent of the principal amount, plus accrued and unpaid interest, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

ACE INA may redeem some or all of the notes at its option one month (for the 2020 Notes), two months (for the 2022 Notes), three months (for the 2026 Notes), and six months (for the 2045 Notes) prior to the respective maturity dates at a redemption price equal to 100 percent of the principal amount of the notes plus accrued and unpaid interest. Otherwise, these notes are redeemable at any time at ACE INA's option subject to a “make-whole” premium, defined as the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate plus 0.15 percent (for the 2020 Notes), 0.20 percent (for the 2022 Notes), 0.20 percent (for the 2026 Notes), and 0.25 percent, (for the 2045 Notes). The remaining terms of the senior notes are commensurate with those of our existing senior notes as described above.

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

Under reinsurance programs covering GLBs, ACE assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. ACE also generally maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business. At September 30, 2015, we held no positions in option contracts on equity market indices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2015			December 31, 2014
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$10	$(11)	$1,139	$12	$(7)	$1,329
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Futures contracts on money market instruments	OA / (AP)	1	(5)	3,799	—	—	2,467
Options/Futures contracts on notes and bonds	OA / (AP)	6	(11)	1,238	6	(29)	1,636
Convertible securities(1)	FM AFS / ES	222	—	222	291	—	267
		$239	$(27)	$6,493	$309	$(36)	$5,794
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$23	$—	$1,123	$—	$(21)	$1,384
Options on equity market indices (2)	OA / (AP)	—	—	—	2	—	250
Other	OA / (AP)	3	(7)	66	—	(4)	10
		$26	$(7)	$1,189	$2	$(25)	$1,644
GLB(3)	(AP) / (FPB)		$(1,017)	$1,224		$(663)	$675

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2015 and December 31, 2014, derivative assets of $19 million and derivative liabilities of $34 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Secured borrowings
ACE participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At September 30, 2015 and December 31, 2014, our securities lending collateral was $1,011 million and $1,330 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,012 million and $1,331 million, respectively. At September 30, 2015 the securities lending collateral held by ACE on overnight and continuous securities lending contracts comprised $492 million of Cash, $385 million of Foreign securities, $77 million of U.S. Treasury and agency securities, and $57 million of Corporate securities. The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable due to accrued interest recorded in the securities lending payable. The securities lending collateral can only be drawn down by ACE in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the consolidated balance sheets.

At September 30, 2015 and December 31, 2014, our repurchase agreement obligations of $1,403 million and $1,402 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Short-term debt in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and maturity date of the underlying agreements:

	Remaining contractual maturity
September 30, 2015	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:

Cash	$—	$—	$8	$8
U.S. Treasury and agency	172	61	7	240
Mortgage-backed securities	250	94	876	1,220
	$422	$155	$891	$1,468
Gross amount of recognized liabilities for repurchase agreements				$1,403
Difference(1)				$65

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Investment and embedded derivative instruments
Foreign currency forward contracts	$15	$19	$30	$15
All other futures contracts and options	(23)	(15)	(10)	(55)
Convertible securities(1)	(14)	(17)	(14)	(13)
Total investment and embedded derivative instruments	$(22)	$(13)	$6	$(53)
GLB and other derivative instruments
GLB(2)	$(396)	$(80)	$(337)	$(126)
Futures contracts on equities(3)	84	(15)	71	(103)
Options on equity market indices(3)	(1)	—	(2)	(3)
Other	(9)	45	(10)	52
Total GLB and other derivative instruments	$(322)	$(50)	$(278)	$(180)
	$(344)	$(63)	$(272)	$(233)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

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

d) Fixed maturities
At September 30, 2015, we have commitments to purchase fixed income securities of $280 million over the next several years.

e) Other investments
At September 30, 2015, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.2 billion. In connection with these investments, we have commitments that may require funding of up to $916 million over the next several years.

f) Taxation
At September 30, 2015, $22 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, ACE is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

g) Legal proceedings
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, expected to be paid in four quarterly installments of $0.67 per share after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid, and is authorized to abstain from distributing a dividend in its discretion, until the date of the 2016 annual general meeting. The first two quarterly installments, each of $0.67 per share, have been distributed by the Board as expected.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2015		2014		2015		2014
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Dividends – par value reduction	—	$	0.61	$0.65	0.62	$0.65	1.64	$1.81
Dividends – distributed from capital contribution reserves	0.65	0.67	—	—	1.27	1.34	0.20	0.24
Total dividend distributions per common share	0.65	$0.67	0.61	$0.65	1.89	$1.99	1.84	$2.05

Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 24.15 at September 30, 2015.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2015, 18,770,044 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

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

The following table presents repurchases of ACE's Common Shares conducted in a series of open market transactions under the Board authorizations:

(in millions of U.S. dollars, except share data)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Number of shares repurchased	—	4,349,302	6,677,663	10,143,184
Cost of shares repurchased	$—	$450	$734	$1,019
Repurchase authorization remaining at end of period	$766	$924	$766	$924

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

Corporate includes the results of ACE’s non-insurance subsidiaries, including ACE Limited, ACE Group Management and Holdings Ltd., and ACE INA Holdings, Inc.  Corporate results consist primarily of interest expense, corporate staff expenses, Chubb integration expenses and other expenses not attributable to specific reportable segments, and intersegment eliminations.

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. ACE calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended September 30, 2015, underwriting income in our Insurance – North American Agriculture segment was $73 million. This amount includes $4 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for the three months ended September 30, 2015, Life underwriting income of $64 million includes Net investment income of $66 million and losses from fair value changes in separate account assets of $49 million.

The following tables present the Statement of Operations by segment:

For the Three Months Ended September 30, 2015	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,711	$737	$1,584	$185	$492	$—	$4,709
Net premiums earned	1,682	739	1,615	203	480	—	4,719
Losses and loss expenses	1,175	620	674	20	153	1	2,643
Policy benefits	—	—	—	—	89	—	89
Policy acquisition costs	155	42	405	52	117	—	771
Administrative expenses	192	—	246	12	74	44	568
Underwriting income (loss)	160	77	290	119	47	(45)	648
Net investment income	266	5	132	76	66	4	549
Net realized gains (losses) including OTTI	(33)	(4)	(13)	(14)	(326)	(7)	(397)
Interest expense	3	—	1	1	1	62	68
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	49	—	49
Other	(16)	(1)	(6)	(2)	(13)	1	(37)
Amortization of intangible assets	31	8	12	—	—	—	51
Chubb integration expenses	—	—	—	—	—	9	9
Income tax expense (benefit)	70	15	76	8	8	(45)	132
Net income (loss)	$305	$56	$326	$174	$(258)	$(75)	$528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Three Months Ended September 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$1,541	$764	$1,719	$208	$497	$—	$4,729
Net premiums earned	1,518	766	1,726	255	489	—	4,754
Losses and loss expenses	1,053	686	707	92	145	1	2,684
Policy benefits	—	—	—	—	125	—	125
Policy acquisition costs	169	41	418	74	123	—	825
Administrative expenses	165	3	258	13	71	44	554
Underwriting income (loss)	131	36	343	76	25	(45)	566
Net investment income	277	6	130	81	69	3	566
Net realized gains (losses) including OTTI	(5)	45	(75)	6	(89)	(2)	(120)
Interest expense	2	—	2	1	4	61	70
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	6	—	6
Other	(31)	(1)	(13)	(10)	(3)	6	(52)
Amortization of intangible assets	—	8	19	—	—	—	27
Income tax expense (benefit)	73	23	97	11	12	(40)	176
Net income (loss)	$359	$57	$293	$161	$(14)	$(71)	$785

For the Nine Months Ended September 30, 2015	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$5,116	$1,204	$5,047	$719	$1,483	$—	$13,569
Net premiums earned	4,896	1,124	4,896	649	1,441	—	13,006
Losses and loss expenses	3,330	913	2,304	191	442	2	7,182
Policy benefits	—	—	—	—	384	—	384
Policy acquisition costs	446	61	1,190	166	342	—	2,205
Administrative expenses	552	3	756	37	221	131	1,700
Underwriting income (loss)	568	147	646	255	52	(133)	1,535
Net investment income	798	17	409	230	198	10	1,662
Net realized gains (losses) including OTTI	(39)	(6)	(10)	(20)	(282)	(3)	(360)
Interest expense	7	—	3	3	4	190	207
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	32	—	32
Other	(32)	1	(19)	(10)	(43)	10	(93)
Amortization of intangible assets	63	22	50	—	1	—	136
Chubb integration expenses	—	—	—	—	—	9	9
Income tax expense (benefit)	239	29	197	23	27	(120)	395
Net income (loss)	$1,050	$106	$814	$449	$(53)	$(215)	$2,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

For the Nine Months Ended September 30, 2014	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	ACE Consolidated
(in millions of U.S. dollars)
Net premiums written	$4,594	$1,346	$5,250	$794	$1,489	$—	$13,473
Net premiums earned	4,547	1,199	5,047	800	1,463	—	13,056
Losses and loss expenses	3,009	1,099	2,354	327	442	2	7,233
Policy benefits	—	—	—	—	383	—	383
Policy acquisition costs	480	69	1,206	201	355	—	2,311
Administrative expenses	501	5	764	41	212	132	1,655
Underwriting income (loss)	557	26	723	231	71	(134)	1,474
Net investment income	812	19	398	238	199	9	1,675
Net realized gains (losses) including OTTI	(25)	51	(71)	(17)	(237)	2	(297)
Interest expense	7	—	4	4	10	188	213
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(5)	—	(5)
Other	(75)	—	(44)	(39)	6	18	(134)
Amortization of intangible assets	—	24	52	—	2	—	78
Income tax expense (benefit)	247	21	189	31	34	(120)	402
Net income (loss)	$1,165	$51	$849	$456	$(14)	$(209)	$2,298

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, ACE does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Three Months Ended September 30, 2015
Insurance – North American P&C	$511	$1,063	$108	$1,682
Insurance – North American Agriculture	739	—	—	739
Insurance – Overseas General	706	386	523	1,615
Global Reinsurance	104	99	—	203
Life	—	—	480	480
	$2,060	$1,548	$1,111	$4,719
For the Three Months Ended September 30, 2014
Insurance – North American P&C	$420	$993	$105	$1,518
Insurance – North American Agriculture	766	—	—	766
Insurance – Overseas General	744	394	588	1,726
Global Reinsurance	149	106	—	255
Life	—	—	489	489
	$2,079	$1,493	$1,182	$4,754

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	ACE Consolidated
For the Nine Months Ended September 30, 2015
Insurance – North American P&C	$1,428	$3,157	$311	$4,896
Insurance – North American Agriculture	1,124	—	—	1,124
Insurance – Overseas General	2,163	1,159	1,574	4,896
Global Reinsurance	323	326	—	649
Life	—	—	1,441	1,441
	$5,038	$4,642	$3,326	$13,006
For the Nine Months Ended September 30, 2014
Insurance – North American P&C	$1,248	$2,992	$307	$4,547
Insurance – North American Agriculture	1,199	—	—	1,199
Insurance – Overseas General	2,164	1,158	1,725	5,047
Global Reinsurance	435	365	—	800
Life	—	—	1,463	1,463
	$5,046	$4,515	$3,495	$13,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

11. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2015	2014	2015	2014
Numerator:
Net income	$528	$785	$2,151	$2,298
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	324,210,936	334,472,324	325,904,502	337,083,498
Denominator for diluted earnings per share:
Share-based compensation plans	2,962,484	3,201,656	3,269,724	3,298,569
Weighted-average shares outstanding and assumed conversions	327,173,420	337,673,980	329,174,226	340,382,067
Basic earnings per share	$1.63	$2.35	$6.60	$6.82
Diluted earnings per share	$1.62	$2.32	$6.53	$6.75
Potential anti-dilutive share conversions	1,907,815	1,227,575	1,503,830	1,410,340

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014 for ACE Limited (Parent Guarantor) and ACE INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other ACE Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at September 30, 2015

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$29	$35	$62,320	$—	$62,384
Cash (1)	17	5	2,177	(1,161)	1,038
Insurance and reinsurance balances receivable	—	—	6,284	(994)	5,290
Reinsurance recoverable on losses and loss expenses	—	—	20,039	(8,808)	11,231
Reinsurance recoverable on policy benefits	—	—	1,148	(954)	194
Value of business acquired	—	—	410	—	410
Goodwill and other intangible assets	—	—	5,713	—	5,713
Investments in subsidiaries	29,441	19,184	—	(48,625)	—
Due from subsidiaries and affiliates, net	866	—	—	(866)	—
Other assets	9	272	14,880	(3,661)	11,500
Total assets	$30,362	$19,496	$112,971	$(65,069)	$97,760
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,810	$(8,246)	$37,564
Unearned premiums	—	—	10,329	(1,819)	8,510
Future policy benefits	—	—	5,730	(954)	4,776
Due to subsidiaries and affiliates, net	—	698	168	(866)	—
Affiliated notional cash pooling programs (1)	973	188	—	(1,161)	—
Short-term debt	—	700	1,403	—	2,103
Long-term debt	—	4,145	12	—	4,157
Trust preferred securities	—	309	—	—	309
Other liabilities	262	1,458	12,892	(3,398)	11,214
Total liabilities	1,235	7,498	76,344	(16,444)	68,633
Total shareholders’ equity	29,127	11,998	36,627	(48,625)	29,127
Total liabilities and shareholders’ equity	$30,362	$19,496	$112,971	$(65,069)	$97,760

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2014

(in millions of U.S. dollars)	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
Assets
Investments	$30	$225	$62,649	$—	$62,904
Cash (1)	—	1	1,209	(555)	655
Insurance and reinsurance balances receivable	—	—	6,178	(752)	5,426
Reinsurance recoverable on losses and loss expenses	—	—	20,992	(9,000)	11,992
Reinsurance recoverable on policy benefits	—	—	1,194	(977)	217
Value of business acquired	—	—	466	—	466
Goodwill and other intangible assets	—	—	5,724	—	5,724
Investments in subsidiaries	29,497	18,762	—	(48,259)	—
Due from subsidiaries and affiliates, net	583	—	—	(583)	—
Other assets	4	295	14,196	(3,631)	10,864
Total assets	$30,114	$19,283	$112,608	$(63,757)	$98,248
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,770	$(8,455)	$38,315
Unearned premiums	—	—	9,958	(1,736)	8,222
Future policy benefits	—	—	5,731	(977)	4,754
Due to subsidiaries and affiliates, net	—	422	161	(583)	—
Affiliated notional cash pooling programs (1)	246	309	—	(555)	—
Short-term debt	—	1,150	1,402	—	2,552
Long-term debt	—	3,345	12	—	3,357
Trust preferred securities	—	309	—	—	309
Other liabilities	281	1,404	12,659	(3,192)	11,152
Total liabilities	527	6,939	76,693	(15,498)	68,661
Total shareholders’ equity	29,587	12,344	35,915	(48,259)	29,587
Total liabilities and shareholders’ equity	$30,114	$19,283	$112,608	$(63,757)	$98,248

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,709	$—	$4,709
Net premiums earned	—	—	4,719	—	4,719
Net investment income	1	1	547	—	549
Equity in earnings of subsidiaries	488	255	—	(743)	—
Net realized gains (losses) including OTTI	—	(4)	(393)	—	(397)
Losses and loss expenses	—	—	2,643	—	2,643
Policy benefits	—	—	89	—	89
Policy acquisition costs and administrative expenses	15	7	1,317	—	1,339
Interest (income) expense	(8)	68	8	—	68
Other (income) expense	(51)	(5)	68	—	12
Amortization of intangible assets	—	—	51	—	51
Chubb integration expenses	1	8	—	—	9
Income tax expense (benefit)	4	(31)	159	—	132
Net income	$528	$205	$538	$(743)	$528
Comprehensive income (loss)	$(271)	$(265)	$(262)	$527	$(271)

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,729	$—	$4,729
Net premiums earned	—	—	4,754	—	4,754
Net investment income	1	—	565	—	566
Equity in earnings of subsidiaries	745	258	—	(1,003)	—
Net realized gains (losses) including OTTI	—	46	(166)	—	(120)
Losses and loss expenses	—	—	2,684	—	2,684
Policy benefits	—	—	125	—	125
Policy acquisition costs and administrative expenses	18	6	1,355	—	1,379
Interest (income) expense	(7)	68	9	—	70
Other (income) expense	(54)	2	6	—	(46)
Amortization of intangible assets	—	—	27	—	27
Income tax expense (benefit)	4	(11)	183	—	176
Net income	$785	$239	$764	$(1,003)	$785
Comprehensive income	$298	$33	$276	$(309)	$298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$13,569	$—	$13,569
Net premiums earned	—	—	13,006	—	13,006
Net investment income	2	2	1,658	—	1,662
Equity in earnings of subsidiaries	2,037	755	—	(2,792)	—
Net realized gains (losses) including OTTI	—	(6)	(354)	—	(360)
Losses and loss expenses	—	—	7,182	—	7,182
Policy benefits	—	—	384	—	384
Policy acquisition costs and administrative expenses	47	20	3,838	—	3,905
Interest (income) expense	(23)	206	24	—	207
Other (income) expense	(149)	(12)	100	—	(61)
Amortization of intangible assets	—	—	136	—	136
Chubb integration expenses	1	8	—	—	9
Income tax expense (benefit)	12	(84)	467	—	395
Net income	$2,151	$613	$2,179	$(2,792)	$2,151
Comprehensive income (loss)	$768	$(332)	$795	$(463)	$768

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$13,473	$—	$13,473
Net premiums earned	—	—	13,056	—	13,056
Net investment income	2	1	1,672	—	1,675
Equity in earnings of subsidiaries	2,192	669	—	(2,861)	—
Net realized gains (losses) including OTTI	—	53	(350)	—	(297)
Losses and loss expenses	—	—	7,233	—	7,233
Policy benefits	—	—	383	—	383
Policy acquisition costs and administrative expenses	57	20	3,889	—	3,966
Interest (income) expense	(26)	209	30	—	213
Other (income) expense	(146)	22	(15)	—	(139)
Amortization of intangible assets	—	—	78	—	78
Income tax expense (benefit)	11	(66)	457	—	402
Net income	$2,298	$538	$2,323	$(2,861)	$2,298
Comprehensive income	$2,754	$810	$2,778	$(3,588)	$2,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$350	$(46)	$2,671	$(276)	$2,699
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(13,052)	(8)	(13,060)
Purchases of fixed maturities held to maturity	—	—	(39)	—	(39)
Purchases of equity securities	—	—	(122)	—	(122)
Sales of fixed maturities available for sale	—	—	5,233	—	5,233
Sales of equity securities	—	—	150	—	150
Maturities and redemptions of fixed maturities available for sale	—	—	5,257	—	5,257
Maturities and redemptions of fixed maturities held to maturity	—	—	552	—	552
Net change in short-term investments	—	215	206	—	421
Net derivative instruments settlements	—	(10)	72	—	62
Acquisition of subsidiaries (net of cash acquired of $620)	—	—	259	—	259
Capital contribution	—	(625)	—	625	—
Other	—	(25)	(121)	8	(138)
Net cash flows used for investing activities	—	(445)	(1,605)	625	(1,425)
Cash flows from financing activities
Dividends paid on Common Shares	(644)	—	—	—	(644)
Common Shares repurchased	—	—	(758)	—	(758)
Proceeds from issuance of long-term debt	—	800	—	—	800
Proceeds from issuance of short-term debt	—	—	1,478	—	1,478
Repayment of long-term debt	—	(450)	(1)	—	(451)
Repayment of short-term debt	—	—	(1,477)	—	(1,477)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	89	—	89
Dividend to parent company	—	—	(276)	276	—
Advances (to) from affiliates	(416)	272	144	—	—
Capital contribution	—	—	625	(625)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	727	(121)	—	(606)	—
Policyholder contract deposits	—	—	351	—	351
Policyholder contract withdrawals	—	—	(159)	—	(159)
Other	—	(6)	—	—	(6)
Net cash flows (used for) from financing activities	(333)	495	16	(955)	(777)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(114)	—	(114)
Net increase in cash	17	4	968	(606)	383
Cash – beginning of period(1)	—	1	1,209	(555)	655
Cash – end of period(1)	$17	$5	$2,177	$(1,161)	$1,038

(1)
ACE maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various ACE entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual ACE accounts are translated daily into a single currency and pooled on a notional basis. Individual ACE entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2015 and December 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
ACE Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014	ACE Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other ACE Limited Subsidiaries	Consolidating Adjustments and Eliminations	ACE Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$168	$139	$3,115	$(200)	$3,222
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(11,870)	3	(11,867)
Purchases of fixed maturities held to maturity	—	—	(185)	—	(185)
Purchases of equity securities	—	—	(222)	—	(222)
Sales of fixed maturities available for sale	—	—	6,309	(3)	6,306
Sales of equity securities	—	—	322	—	322
Maturities and redemptions of fixed maturities available for sale	—	—	4,814	—	4,814
Maturities and redemptions of fixed maturities held to maturity	—	—	617	—	617
Net change in short-term investments	1	(16)	(969)	—	(984)
Net derivative instruments settlements	—	53	(223)	—	(170)
Acquisition of subsidiaries (net of cash acquired of $4)	—	—	(172)	—	(172)
Capital contribution	—	(230)	—	230	—
Other	—	(9)	(138)	—	(147)
Net cash flows from (used for) investing activities	1	(202)	(1,717)	230	(1,688)
Cash flows from financing activities
Dividends paid on Common Shares	(646)	—	—	—	(646)
Common Shares repurchased	—	—	(1,007)	—	(1,007)
Proceeds from issuance of long-term debt	—	699	—	—	699
Proceeds from issuance of short-term debt	—	—	1,827	—	1,827
Repayment of long-term debt	—	(500)	(1)	—	(501)
Repayment of short-term debt	—	—	(1,827)	—	(1,827)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	94	—	94
Dividend to parent company	—	—	(200)	200	—
Advances (to) from affiliates	97	(166)	69	—	—
Capital contribution	—	—	230	(230)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	388	32	—	(420)	—
Policyholder contract deposits	—	—	189	—	189
Policyholder contract withdrawals	—	—	(62)	—	(62)
Other	—	(6)	—	—	(6)
Net cash flows (used for) from financing activities	(161)	59	(688)	(450)	(1,240)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(67)	—	(67)
Net increase (decrease) in cash	8	(4)	643	(420)	227
Cash – beginning of period(1)	—	16	748	(185)	579
Cash – end of period(1)	$8	$12	$1,391	$(605)	$806

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and nine months ended September 30, 2015.

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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail under Part II, Item 1A, under Risk Factors, starting on page 84 and elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

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

Overview
ACE Limited is the Swiss-incorporated holding company of the ACE Group of Companies. ACE Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the ACE Group of Companies, ACE, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2015, we had total assets of $98 billion and shareholders’ equity of $29 billion. ACE opened its first business office in Bermuda, in 1985, and continues to maintain operations in Bermuda.

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

The Insurance – Overseas General segment has expanded its operations through the following acquisitions:

•	The large corporate account property and casualty (P&C) insurance business of Itaú Seguros (Itaú Seguros) (October 31, 2014); and

•
The Siam Commercial Samaggi Insurance PCL (Samaggi) (we and our local partner acquired 60.86 percent ownership on April 28, 2014, and subsequently acquired an additional 32.17 percent ownership through a mandatory tender offer, which expired on June 17, 2014).

On June 30, 2015, we entered into a definitive agreement to acquire The Chubb Corporation (Chubb), a leading provider of middle-market commercial, specialty, surety, and personal insurance. The initial purchase price, estimated at the time that we entered into the definitive agreement, was $28.3 billion based on the closing price of ACE stock on June 30, 2015 of $101.68 per share. Based on the closing price of ACE stock on September 30, 2015 of $103.40 per share, the purchase price would be approximately $28.8 billion in cash and newly issued stock. The actual purchase price and related goodwill will increase or decrease until the closing date of the acquisition based on the increase or decrease in ACE's stock price. For example, a $1 per share increase (decrease) in ACE's stock price would increase (decrease) the purchase price and related goodwill by approximately $140 million. Together, ACE and Chubb is expected to be a global leader in commercial, specialty, and personal P&C insurance. We believe the combined company will have enhanced growth and earning power compared to the two companies on a stand-alone basis.

The consolidated financial statements include results of acquired businesses from the acquisition dates. Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

Financial Highlights for the Three Months Ended September 30, 2015

•	Net income was $528 million compared with $785 million in the prior year period.

•	Total company net premiums written were down 0.4 percent, or up 5.5 percent on a constant-dollar basis.

•	The P&C combined ratio was 85.9 percent compared with 86.3 percent in the prior year period. The GAAP combined ratio was 85.8 percent compared with 87.3 percent in the prior year period.

•	The P&C current accident year combined ratio excluding catastrophe losses was 89.2 percent compared with 89.8 percent in the prior year period.

•	The P&C expense ratio was 27.1 percent compared with 27.8 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $72 million (1.7 percentage points of the combined ratio) and $59 million, respectively, compared with $86 million (2.1 percentage points of the combined ratio) and $76 million, respectively, in the prior year period.

•
Favorable prior period development (PPD) pre-tax and after-tax were $210 million (5.0 percentage points of the combined ratio) and $180 million, respectively, compared with $232 million (5.6 percentage points of the combined ratio) and $172 million, respectively, in the prior year period. Prior period development included favorable reserve development related to an individual legacy liability case reserve take-down of $79 million and an environmental liability run-off charge in our Brandywine operation of $76 million, excluding $7 million of unallocated loss adjustment expenses.

•
Insurance – North American P&C underwriting income included a $33 million benefit related to the transfer of the Fireman's Fund in-force business at the time of the transaction and will be non-recurring in 2016. This benefit was partially offset by purchase accounting intangible amortization of $29 million, resulting in a net $4 million pre-tax, or $3 million after-tax, increase in net income which will not recur in 2016.

•	Integration expenses related to the previously announced planned Chubb acquisition were $9 million pre-tax, or $7 million after-tax for the quarter.

•	Operating cash flow was $808 million for the quarter.

•
Net investment income was $549 million compared with $566 million in the prior year period, primarily reflecting unfavorable foreign currency movement of $11 million and a decrease in call activity in our corporate bond portfolio.

•
Shareholders' equity declined in the quarter, reflecting unfavorable foreign currency movement of $548 million, after-tax, and realized and unrealized losses in our investment and variable annuity reinsurance portfolios of $622 million, after-tax, as a result of global equity and interest rate movements.

•
On October 23, 2015, we filed a new unlimited shelf registration which allowed us to issue certain classes of debt and equity, replacing the shelf registration filed in December 2014. In addition, in October 2015, we issued $5.3 billion of senior notes, the proceeds of which are expected to be used to finance a portion of the Chubb acquisition. Refer to Note 6 to the Consolidated Financial Statements for additional information.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written (1)	$4,709	$4,729	(0.4)%	$13,569	$13,473	0.7%
Net premiums earned (2)	4,719	4,754	(0.7)%	13,006	13,056	(0.4)%
Net investment income	549	566	(3.1)%	1,662	1,675	(0.8)%
Net realized gains (losses)	(397)	(120)	230.8%	(360)	(297)	21.2%
Total revenues	4,871	5,200	(6.3)%	14,308	14,434	(0.9)%
Losses and loss expenses	2,643	2,684	(1.5)%	7,182	7,233	(0.7)%
Policy benefits (3)	89	125	(28.8)%	384	383	0.3%
Policy acquisition costs	771	825	(6.5)%	2,205	2,311	(4.6)%
Administrative expenses	568	554	2.5%	1,700	1,655	2.7%
Interest expense	68	70	(2.9)%	207	213	(2.8)%
Other (income) expense (3)	12	(46)	NM	(61)	(139)	(56.1)%
Amortization of intangible assets	51	27	88.9%	136	78	74.4%
Chubb integration expenses	9	—	NM	9	—	NM
Total expenses	4,211	4,239	(0.7)%	11,762	11,734	0.2%
Income before income tax	660	961	(31.3)%	2,546	2,700	(5.7)%
Income tax expense	132	176	(25.0)%	395	402	(1.7)%
Net income	$528	$785	(32.7)%	$2,151	$2,298	(6.4)%
NM – not meaningful

(1)
For the three and nine months ended September 30, 2015, net premiums written increased $245 million or 5.5% and $783 million or 6.1% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three and nine months ended September 30, 2015, net premiums earned increased $235 million or 5.2% and $625 million or 5.0% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(3)
Other (income) expense includes (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. For the three and nine months ended September 30, 2015, these (gains) losses were $49 million and $32 million compared with $6 million and $(5) million in the prior year periods, respectively. The offsetting movement in the separate account liabilities is included in Policy benefits.

The following tables present a breakdown of consolidated net premiums written for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Commercial P&C (retail and wholesale)	$1,936	$1,981	(2.2)%	$5,904	$6,057	(2.5)%
Personal and small commercial lines	722	591	22.2%	2,330	1,715	35.9%
Reinsurance	185	208	(11.5)%	719	794	(9.5)%
Property, casualty, and all other	2,843	2,780	2.3%	8,953	8,566	4.5%
Agriculture	737	764	(3.5)%	1,204	1,346	(10.5)%
Personal accident (A&H)	890	937	(5.2)%	2,689	2,815	(4.5)%
Life	239	248	(3.6)%	723	746	(3.2)%
Total consolidated	$4,709	$4,729	(0.4)%	$13,569	$13,473	0.7%
Total consolidated - constant dollars (C$) (1)		$4,464	5.5%		$12,786	6.1%

	2015 % of Total	2014 % of Total		2015 % of Total	2014 % of Total
Commercial P&C (retail and wholesale)	41%	42%		44%	45%
Personal and small commercial lines	15%	13%		17%	13%
Reinsurance	4%	4%		5%	5%
Property, casualty, and all other	60%	59%		66%	63%
Agriculture	16%	16%		9%	10%
Personal accident (A&H)	19%	20%		20%	21%
Life	5%	5%		5%	6%
Total consolidated	100%	100%		100%	100%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written decreased 0.4 percent for the three months ended September 30, 2015 and increased 0.7 percent for the nine months ended September 30, 2015. On a constant-dollar basis, net premiums written increased 5.5 percent ($245 million) and 6.1 percent ($783 million), for the three and nine months ended September 30, 2015, respectively, driven by the following:

•
Net premiums written in our Insurance – North American P&C segment increased $179 million and $544 million in constant dollars for the three and nine months ended September 30, 2015, respectively, reflecting solid renewal retention and new business written in our risk management, A&H, surety, retail and wholesale professional, wholesale casualty, Commercial Risk Services (CRS), and personal lines divisions. These increases were partially offset by declines in our retail and wholesale property divisions, as well as in our retail casualty business, reflecting a more competitive market and rate decreases. In addition, the acquisition of Fireman's Fund high net worth personal lines business in April 2015 added $109 million and $487 million of growth to premiums. Included in premiums from Fireman's Fund for the nine months ended September 30, 2015 is $252 million of non-recurring unearned premium reserves recognized as written premiums at the date of purchase. Excluding the Fireman’s Fund acquisition, net premiums written increased 3.9 percent and 0.7 percent, or 4.6 percent and 1.3 percent on a constant-dollar basis for the three and nine months ended September 30, 2015, respectively.

•
Net premiums written in our Insurance – Overseas General segment increased $91 million and $385 million in constant dollars for the three and nine months ended September 30, 2015, respectively, reflecting organic growth across most operations. Growth in our retail operations in personal and P&C product lines was from new business writings. Included in the increase in net premiums written were contributions from the acquisition of Itaú Seguros in October 2014 and Samaggi in April 2014. For the three months ended September 30, 2015 Itaú Seguros added $39 million and for the nine months ended September 30, 2015 Itaú Seguros and Samaggi added $226 million of growth to premiums.

•
Net premiums written in our Life segment increased $20 million and $52 million in constant dollars for the three and nine months ended September 30, 2015, respectively, due to new business growth in our supplemental A&H businesses and our international life business, primarily in Asia, tempered by a decline in our variable annuity reinsurance business, as there is currently no new business being written.

•
Net premiums written in our Global Reinsurance segment decreased $19 million and $57 million in constant dollars for the three and nine months ended September 30, 2015, respectively, primarily due to lower production from competitive market conditions, partially offset by new business written, primarily in our U.S. automobile business.

•
Net premiums written in our Insurance – North American Agriculture segment decreased $27 million and $142 million for the three and nine months ended September 30, 2015, respectively, due to lower commodity base prices. In addition, the nine months ended September 30, 2015 declined due to lower premium retention as a result of the premium-sharing formulas with the U.S. government and a non-recurring positive adjustment in 2014 to the premium estimates.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned decreased 0.7 percent and 0.4 percent for the three and nine months ended September 30, 2015, respectively, primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums earned increased 5.2 percent and 5.0 percent for the three and nine months ended September 30, 2015, respectively, due to the same factors driving the increase in net premiums written as described above.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss and loss expense ratio	58.7%	59.5%	58.3%	58.5%
Policy acquisition cost ratio	15.4%	16.5%	16.1%	16.9%
Administrative expense ratio	11.7%	11.3%	12.8%	12.5%
GAAP combined ratio	85.8%	87.3%	87.2%	87.9%
(Gains) losses on crop derivatives	0.1%	(1.0)%	—	(0.4)%
P&C combined ratio	85.9%	86.3%	87.2%	87.5%

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss and loss expense ratio, including (gains) losses on crop derivatives	58.8%	58.5%	58.3%	58.1%
Catastrophe losses and related reinstatement premiums	(1.7)%	(2.0)%	(2.1)%	(1.9)%
Prior period development	5.1%	5.7%	3.9%	3.7%
Loss and loss expense ratio, adjusted	62.2%	62.2%	60.1%	59.9%
Total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $72 million and $247 million for the three and nine months ended September 30, 2015, compared with $87 million and $220 million in the prior year periods, respectively. Catastrophe losses through September 30, 2015 were primarily related to severe weather-related events in the U.S. and Asia, a chemical plant explosion in Tianjin, China, a hailstorm in Australia, and flooding and an earthquake in Chile. Catastrophe losses related to the chemical plant explosion in Tianjin, China were $57 million gross, and $22 million, net of reinsurance. Catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S., Japan, and Australia; flooding and hailstorms in Europe; and a hurricane in Mexico. The adjusted loss and loss expense ratio remained flat for the quarter and increased slightly for the nine months ended September 30, 2015.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $210 million and $446 million for the three and nine months ended September 30, 2015, respectively. This compares with net favorable prior period development of $232 million and $420 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Policy acquisition costs decreased 6.6 percent and 4.6 percent for the three and nine months ended September 30, 2015, respectively, reflecting the favorable impact of foreign exchange.  On a constant-dollar basis, policy acquisition costs increased 2.1 percent and 3.2 percent for the three and nine months ended September 30, 2015, respectively, reflecting lower ceded commission benefits as a result of the non-renewal of an A&H external quota share treaty and less favorable normal initial year purchase accounting adjustments in our Insurance - Overseas General segment.

Our policy acquisition cost ratio decreased for the three and nine months ended September 30, 2015 primarily due to the impact of normal initial year purchase accounting adjustments related to our acquisition of Fireman's Fund in our Insurance – North American P&C segment. The non-recurring UPR transfer, discussed in our Insurance – North American P&C segment, benefited the policy acquisition cost ratio by 0.8 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2015, respectively. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies, thereby favorably impacting the policy acquisition cost ratio.

Our administrative expense ratio increased for the three and nine months ended September 30, 2015 primarily due to increased spending to support growth and the integration costs associated with the Fireman's Fund acquisition.

Chubb integration expenses were $9 million for the three and nine months ended September 30, 2015 and include legal and professional fees and all costs directly related to the integration activities of the planned Chubb acquisition.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 20.0 percent and 15.5 percent for the three and nine months ended September 30, 2015, respectively. Our effective income tax rate was 18.3 percent and 14.9 percent for the three and nine months ended September 30, 2014, respectively. The increase in the effective rate is primarily due to a higher percentage of realized losses being generated in lower tax paying jurisdictions. The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three and nine months ended September 30, 2015, approximately 57 percent and 63 percent, respectively of our total pre-tax income was tax effected based on these lower rates compared with 59 percent and 66 percent for the three and nine months ended September 30, 2014, respectively. The significant jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 20.25 percent, 7.83 percent, and 0.0 percent, respectively.

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

Three Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2015
Insurance – North American P&C	$53	$(3)	$50	0.3%
Insurance – North American Agriculture	—	(5)	(5)	1.3%
Insurance – Overseas General	(149)	(28)	(177)	2.2%
Global Reinsurance	(66)	(12)	(78)	4.5%
Total	$(162)	$(48)	$(210)	0.8%
2014
Insurance – North American P&C	$25	$(14)	$11	0.1%
Insurance – North American Agriculture	—	(3)	(3)	0.7%
Insurance – Overseas General	(185)	(34)	(219)	2.6%
Global Reinsurance	(26)	5	(21)	1.1%
Total	$(186)	$(46)	$(232)	0.9%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Nine Months Ended September 30	Long-tail	Short-tail	Total	% of net unpaid reserves(1)
(in millions of U.S. dollars, except for percentages)
2015
Insurance – North American P&C	$(1)	$(19)	$(20)	0.1%
Insurance – North American Agriculture	—	(38)	(38)	6.6%
Insurance – Overseas General	(148)	(121)	(269)	3.3%
Global Reinsurance	(106)	(13)	(119)	6.4%
Total	$(255)	$(191)	$(446)	1.7%
2014
Insurance – North American P&C	$(55)	$(41)	$(96)	0.6%
Insurance – North American Agriculture	—	35	35	7.0%
Insurance – Overseas General	(181)	(124)	(305)	3.7%
Global Reinsurance	(49)	(5)	(54)	2.5%
Total	$(285)	$(135)	$(420)	1.6%

(1) Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

Insurance – North American P&C
2015
For the three months ended September 30, 2015, net adverse PPD was $50 million, driven principally by adverse development of $83 million in Brandywine, including $76 million for environmental liabilities and $7 million for unallocated loss adjustment expenses, impacting the 1995 and prior accident years. Development in environmental was due to case specific settlements and both higher than expected remediation expense and defense costs. These higher costs impacted both large modeled accounts as well as small accounts.

For the nine months ended September 30, 2015, net favorable PPD was $20 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $1 million in long-tail business, primarily from:

•
Favorable development of $32 million in our auto liability excess lines and $26 million in our general liability product lines primarily impacting the 2010 accident year, resulting from lower than expected loss emergence and an increase in weighting applied to experience-based methods;

•
Net favorable development of $22 million in our workers’ compensation lines with favorable development of $52 million in the 2014 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Adverse development of $30 million impacting the 2009 and prior accident years was due to a combination of claim-specific deteriorations and higher than expected loss emergence. There was additional adverse development in the 2014 accident year due to revised account-level estimates, which proved to be higher than our original aggregate expectations;

•	Favorable development of $24 million in our surety business due to lower than expected claims emergence primarily in the 2013 accident year; and

•
Adverse development of $139 million in our Brandywine environmental and run-off portfolios, including $76 million for environmental liabilities and $41 million primarily in general and products liability lines, and $22 million of unallocated loss adjustment expenses, impacting the 1995 and prior accident years. Development in environmental was due to the same factors experienced for the three months ended September 30, 2015 as described above. Run-off lines development was primarily due to higher than expected loss activity.

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

•
Net favorable development of $14 million in short-tail business, primarily driven by net favorable development of $20 million in our energy and technical risk property business, primarily impacting the 2012 and 2013 accident years. Across most lines, paid and reported loss activity was lower than expected.

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

•
Net favorable development of $21 million in our auto liability excess lines primarily impacting the 2009 accident year. Reported activity on loss and allocated loss expenses was lower than expected based on estimates from our prior review and original pricing assumptions; and

•
Adverse development of $105 million in Brandywine environmental and run-off portfolios, primarily in general and products liability and workers’ compensation lines, including unallocated loss adjustment expenses, impacting the 1996 and prior accident years. Adverse development in environmental was largely a function of changes in individual account estimates for a small number of insureds experiencing higher costs to remediate as well as higher defense costs. Adverse development in individual accounts and specific claims emergence drove the increase in general liability and workers' compensation.

•
Net favorable development of $41 million in short-tail business, driven by net favorable development of $20 million in our energy and technical risk property business, due to the same factors experienced for the three months ended September 30, 2014 as described above.

Insurance – North American Agriculture
For the three months ended September 30, 2015, net favorable PPD was $5 million compared with $3 million in the prior year period across a number of accident years, none of which was significant individually or in the aggregate.

For the nine months ended September 30, 2015, net favorable PPD was $38 million compared with adverse PPD of $35 million in the prior year period. Actual claim development in the first quarter of 2015 for the 2014 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2014. Actual claim development in the first quarter of 2014 for the 2013 crop year for the MPCI business was adverse due to worse than expected crop yield results in certain states at year-end 2013.

Insurance – Overseas General
2015
For the three months ended September 30, 2015, net favorable PPD was $177 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $149 million in long-tail business, primarily from:

•
Net favorable development of $119 million, primarily in casualty and financial lines with favorable development of $150 million in accident years 2011 and prior, resulting from lower than expected loss emergence, and adverse development of $31 million in accident years 2012 to 2014, primarily due to large loss experience in the U.K. and Europe; and

•
Favorable development of $26 million on an individual legacy liability case reserve take-down. This release follows a legal analysis completed in the third quarter of 2015, based on court opinion in the quarter and discussions with defense counsel, which concluded that these reserves were no longer required.

•
Net favorable development of $28 million in short-tail business, primarily in aviation lines. Favorable development in accident years 2011 and prior was due to lower than expected loss emergence, while adverse development in accident years 2013 and 2014 was from adverse experience in airlines and large losses in airport liability lines.

For the nine months ended September 30, 2015, net favorable PPD was $269 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $148 million in long-tail business due primarily to the same factors experienced for the three months ended September 30, 2014 as described above.

•	Favorable development of $121 million in short-tail lines, primarily from:

•
Favorable development of $73 million primarily in property and marine lines. Unfavorable large loss experience in accident year 2014 led to a $19 million increase. Favorable development on specific claims and additional credibility assigned to accident years 2013 and prior favorable indications led to a $91 million reduction;

•	Favorable development of $28 million, primarily in aviation lines, due to the same factors experienced for the three months ended September 30, 2015 as described above; and

•
Favorable development of $20 million in consumer business mainly in Latin America and Asia Pacific, resulting from favorable development and additional credibility assigned to accident years 2012 and 2013.

2014
For the three months ended September 30, 2014, net favorable PPD was $219 million which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

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

•
Favorable development of $52 million on an individual legacy liability case reserve take-down.  This release follows discussions with defense counsel, a review of key legal briefing, and a coverage analysis, all of which was completed in the third quarter of 2014 and after which it was concluded that these reserves were no longer required; and

•
Net favorable development of $28 million in financial lines with favorable development of $99 million in accident years 2010 and prior due to favorable loss experience and adverse development of $71 million in accident years 2011 to 2013. The adverse development was primarily due to large loss experience in D&O and financial institutions.

•
Favorable development of $34 million in short-tail business, primarily in aviation lines. Favorable loss experience was mainly in accident years 2008 to 2011 in the aviation products, airlines and airport liability lines.

For the nine months ended September 30, 2014, net favorable PPD was $305 million which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $181 million in long-tail business due primarily to the same factors experienced for the three months ended September 30, 2014 as described above.

•	Favorable development of $124 million in short-tail lines, primarily from:

•
Favorable development of $49 million in property lines with favorable development of $29 million in accident year 2013 due to favorable large loss experience, and favorable development of $20 million in accident years 2012 and prior due to favorable development on specific claims and an increase in weighting applied to experience based methods;

•	Favorable development of $30 million in aviation lines due to the same factors experienced for the three months ended September 30, 2014 as described above; and

•
Favorable development of $35 million in marine and personal lines with favorable development of $25 million in accident years 2010 to 2013 due to an increase in weighting applied to experience based methods and favorable development of $10 million in accident years 2009 and prior due to case specific claim reductions.

Global Reinsurance
2015
For the three months ended September 30, 2015, net favorable PPD was $78 million, which includes favorable development of $54 million, comprised of $42 million in long-tail lines and $12 million in short-tail lines, on an individual legacy liability case reserve take-down. This release follows a legal analysis completed in the third quarter of 2015, based on court opinion in the quarter and discussions with defense counsel, which concluded that these reserves were no longer required.

For the nine months ended September 30, 2015, net favorable PPD was $119 million, which was the result of favorable development of $54 million on an individual legacy liability case reserve take-down as described above and favorable development of $23 million in casualty lines primarily impacting treaty years 2009 and prior principally resulting from lower than expected loss emergence combined with an increase in weighting to experience-based methods.

2014
For the three and nine months ended September 30, 2014, net favorable PPD was $21 million and $54 million, respectively, which was the net result of several underlying favorable and adverse movements across a number of lines and across a number of treaty years, none of which was significant individually or in the aggregate.

Segment Operating Results – Three and Nine Months Ended September 30, 2015 and 2014
We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information on our segments refer to “Segment Information” in our 2014 Form 10-K under Item 1. The discussions that follow include tables that show our segment operating results for the three and nine months ended September 30, 2015 and 2014.

Insurance – North American

Insurance – North American P&C
The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services (CRS), and ACE Private Risk Services, which includes the Fireman’s Fund high net worth personal lines business acquired effective April 1, 2015; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$1,711	$1,541	11.0%	$5,116	$4,594	11.3%
Net premiums earned	1,682	1,518	10.7%	4,896	4,547	7.7%
Losses and loss expenses	1,175	1,053	11.6%	3,330	3,009	10.7%
Policy acquisition costs	155	169	(8.3)%	446	480	(7.1)%
Administrative expenses	192	165	16.4%	552	501	10.2%
Underwriting income	160	131	22.1%	568	557	2.0%
Net investment income	266	277	(4.0)%	798	812	(1.7)%
Net realized gains (losses)	(33)	(5)	NM	(39)	(25)	56.0%
Interest expense	3	2	50.0%	7	7	—
Other (income) expense	(16)	(31)	(48.4)%	(32)	(75)	(57.3)%
Amortization of intangible assets	31	—	NM	63	—	NM
Income tax expense	70	73	(4.1)%	239	247	(3.2)%
Net income	$305	$359	(15.0)%	$1,050	$1,165	(9.9)%
Loss and loss expense ratio	69.9%	69.3%		68.0%	66.2%
Policy acquisition cost ratio	9.2%	11.1%		9.1%	10.5%
Administrative expense ratio	11.4%	11.0%		11.3%	11.1%
Combined ratio	90.5%	91.4%		88.4%	87.8%
Net premiums written increased for the three and nine months ended September 30, 2015, primarily due to growth in our risk management, A&H, surety, and professional lines of businesses in our retail division reflecting solid renewal retention and new business. There was also growth in our wholesale casualty and professional lines businesses. Our small specialty division (CRS) grew due to higher new business reflecting increased submission activity and the introduction of new products, as well as due to strong premium renewal retention. Our personal lines division, specifically products offered through ACE Private Risk Services also generated higher premiums. These increases were partially offset by declines in our retail and wholesale property divisions and in our retail casualty business reflecting a more competitive market and rate decreases. Net premiums written for the nine months ended September 30, 2014 were favorably impacted by lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program of $32 million. In addition, the acquisition of Fireman's Fund high net worth personal lines business in April 2015, added $109 million and $487 million, of growth to premiums for the three and nine months ended September 30, 2015, respectively. Excluding the Fireman’s Fund acquisition, net premiums written increased 3.9 percent and 0.7 percent, for the three and nine months ended September 30, 2015, respectively. Foreign exchange adversely impacted growth by $9 million (0.7 percent) and $23 million (0.6 percent) for the three and nine months ended September 30, 2015, respectively.

Net premiums written for the nine months ended September 30, 2015 included $252 million of non-recurring unearned premium reserves (UPR) recognized as written premiums at the date of the Fireman’s Fund acquisition. Underwriting income for the three and nine months ended September 30, 2015 included a $33 million and $82 million benefit, respectively, related to the initial UPR transfer as unearned premiums at the date of transfer are recognized over the remaining coverage period with no associated expense for the historical acquisition costs. These costs are eliminated in purchase accounting. This underwriting benefit was partially offset by the amortization of the intangible asset related to this UPR of $29 million and $58 million, respectively, for a pre-tax net income impact of $4 million ($3 million after-tax) and $24 million ($18 million after-tax) for the three and nine months ended September 30, 2015, respectively. The remaining expected net income benefit of $4 million ($6 million pre-tax) is expected to be earned in the fourth quarter of 2015.  This expected net income benefit related to the initial UPR transfer is comprised of an expected underwriting income benefit of $19 million, partially offset by the expected intangible asset amortization of $13 million in the fourth quarter of 2015.
Net premiums earned increased for the three and nine months ended September 30, 2015 primarily due to the same factors driving the increase in net premiums written as described above.
The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Commercial P&C (retail and wholesale)	$1,192	$1,182	0.8%	$3,587	$3,567	0.6%
Personal and small commercial lines	382	231	65.3%	998	673	48.2%
Personal accident (A&H)	108	105	1.8%	311	307	1.3%
Net premiums earned	$1,682	$1,518	10.7%	$4,896	$4,547	7.7%

	2015 % of Total	2014 % of Total		2015 % of Total	2014 % of Total
Commercial P&C (retail and wholesale)	71%	78%		73%	78%
Personal and small commercial lines	23%	15%		21%	15%
Personal accident (A&H)	6%	7%		6%	7%
Net premiums earned	100%	100%		100%	100%
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	69.9%	69.3%	68.0%	66.2%
Catastrophe losses and related reinstatement premiums	(1.3)%	(2.3)%	(2.5)%	(2.3)%
Prior period development	(2.9)%	(0.1)%	0.5%	2.3%
Loss and loss expense ratio, adjusted	65.7%	66.9%	66.0%	66.2%
Net pre-tax catastrophe losses, excluding reinstatement premiums, were $22 million and $121 million for the three and nine months ended September 30, 2015, compared with $35 million and $103 million in the prior year periods, respectively. Catastrophe losses through September 30, 2015 were primarily from severe weather-related events in the U.S., including the California wildfires, and civil unrest in Baltimore, Maryland. Catastrophe losses through September 30, 2014 were primarily from severe weather-related events in the U.S. and a hurricane in Mexico. Net prior period development was $50 million unfavorable and $20 million favorable for the three and nine months ended September 30, 2015, respectively, compared with $11 million unfavorable and $96 million favorable in the prior year periods, respectively. Prior period development included adverse development of $83 million and $139 million, compared to $69 million and $105 million, respectively, including unallocated loss adjustment expenses, principally in our Brandywine environmental portfolio, for the three and nine months ended September 30, 2015 and 2014, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio improved for the three and nine months ended September 30, 2015 reflecting the favorable impact of the acquisition of Fireman’s Fund personal lines business which carries a lower loss ratio. Excluding the impact of the acquisition, the adjusted loss and loss expense ratio remained relatively flat for the three months ended September 30, 2015 and increased 0.7 percentage points for the nine months ended September 30, 2015 due to lower excess of loss premiums ceded in the prior year from the 2014 catastrophe reinsurance program discussed above.

The policy acquisition cost ratio decreased for the three and nine months ended September 30, 2015, primarily due to the impact of normal initial year purchase accounting adjustments related to our Fireman's Fund acquisition. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies, thereby favorably impacting the policy acquisition cost ratio. The non-recurring UPR transfer noted above benefited the policy acquisition cost ratio, by 2.0 percentage points and 1.7 percentage points for the three and nine months ended September 30, 2015, respectively. Excluding the Fireman’s Fund acquisition the policy acquisition cost ratio was relatively flat for the three months ended September 30, 2015 and increased slightly for the nine months ended September 30, 2015 due to a change in the mix of business.
The administrative expense ratio increased for the three and nine months ended September 30, 2015 due to the integration costs associated with the Fireman's Fund acquisition as well as increased spending to support growth.

Insurance – North American Agriculture
The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail, as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$737	$764	(3.5)%	$1,204	$1,346	(10.5)%
Net premiums earned	739	766	(3.6)%	1,124	1,199	(6.3)%
Losses and loss expenses (1)	624	641	(2.7)%	919	1,048	(12.3)%
Policy acquisition costs	42	41	2.4%	61	69	(11.6)%
Administrative expenses	—	3	NM	3	5	(40.0)%
Underwriting income	73	81	(9.9)%	141	77	83.1%
Net investment income	5	6	(16.7)%	17	19	(10.5)%
Other (income) expense	(1)	(1)	—	1	—	NM
Amortization of intangible assets	8	8	—	22	24	(8.3)%
Income tax expense (benefit)	15	23	(34.8)%	29	21	38.1%
Net income	$56	$57	(1.8)%	$106	$51	107.8%
Loss and loss expense ratio	84.5%	83.7%		81.8%	87.4%
Policy acquisition cost ratio	5.7%	5.4%		5.4%	5.8%
Administrative expense ratio	—	0.4%		0.3%	0.4%
Combined ratio	90.2%	89.5%		87.5%	93.6%

(1)
(Gains) losses on crop derivatives were $4 million and $6 million for the three and nine months ended September 30, 2015 and $(45) million and $(51) million for the prior year periods, respectively. These (gains) losses are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance – North American Agriculture underwriting income. Refer to Note 7 and Note 10 to the Consolidated Financial Statements for more information on these derivatives.

Net premiums written decreased for the three and nine months ended September 30, 2015 primarily due to lower commodity base prices used in our 2015 policy pricing. In addition, the nine months ended September 30, 2015 decreased due to lower premium retention as a result of the premium-sharing formulas with the U.S. government and a non-recurring positive adjustment in 2014 to these premium estimates. Under the government's crop insurance profit and loss calculation formula, we retained more premiums for the first quarter of 2014 as the 2013 crop year losses were higher.
Net premiums earned decreased for the three and nine months ended September 30, 2015 primarily due to the same factors driving the decrease in net premiums written as described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	84.5%	83.7%	81.8%	87.4%
Catastrophe losses and related reinstatement premiums	—	(0.3)%	(0.7)%	(1.0)%
Prior period development	0.6%	0.4%	3.3%	(3.5)%
Loss and loss expense ratio, adjusted	85.1%	83.8%	84.4%	82.9%

Net pre-tax catastrophe losses, were nil and $8 million for the three and nine months ended September 30, 2015, compared with $2 million and $12 million in the prior year periods, respectively. Net favorable prior period development was $5 million and $38 million for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, the prior period development amount included a decrease in incurred losses of $36 million for lower than expected MPCI losses for the 2014 crop year, partially offset by a $3 million decrease in net premiums earned related to the government's crop insurance profit and loss calculation formula. For the three and nine months ended September 30, 2014, net prior period development was $3 million favorable and $35 million unfavorable, respectively. For the nine months ended September 30, 2014, the prior period development included an increase in incurred losses of $75 million for higher than expected MPCI losses for the 2013 crop year, as well as $36 million of favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio was higher for the three and nine months ended September 30, 2015 principally due to relatively flat unallocated loss adjustment expenses with lower earned premiums.

The policy acquisition cost ratio increased slightly for the quarter and decreased for the nine months ended September 30, 2015. The ratio increased in the quarter primarily due to lower agent profit sharing commission accruals in the prior year period. The year to date ratio benefited from lower agent profit sharing commission accruals in the current year.

The administrative expense ratio decreased for the three and nine months ended September 30, 2015 due to lower expenses incurred that outpaced the reduction in net premiums earned. In addition, higher A&O reimbursements on the MPCI business contributed to the decrease in the administrative expense ratio for the nine months ended September 30, 2015.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written (1)	$1,584	$1,719	(7.9)%	$5,047	$5,250	(3.9)%
Net premiums earned	1,615	1,726	(6.4)%	4,896	5,047	(3.0)%
Losses and loss expenses	674	707	(4.7)%	2,304	2,354	(2.1)%
Policy acquisition costs	405	418	(3.1)%	1,190	1,206	(1.3)%
Administrative expenses	246	258	(4.7)%	756	764	(1.0)%
Underwriting income (2)	290	343	(15.5)%	646	723	(10.7)%
Net investment income	132	130	1.5%	409	398	2.8%
Net realized gains (losses)	(13)	(75)	(82.7)%	(10)	(71)	(85.9)%
Interest expense	1	2	(50.0)%	3	4	(25.0)%
Other (income) expense	(6)	(13)	(53.8)%	(19)	(44)	(56.8)%
Amortization of intangible assets	12	19	(36.8)%	50	52	(3.8)%
Income tax expense	76	97	(21.6)%	197	189	4.2%
Net income	$326	$293	11.3%	$814	$849	(4.1)%
Loss and loss expense ratio	41.7%	40.9%		47.1%	46.6%
Policy acquisition cost ratio	25.1%	24.3%		24.3%	23.9%
Administrative expense ratio	15.2%	14.9%		15.4%	15.2%
Combined ratio	82.0%	80.1%		86.8%	85.7%

(1)
For the three and nine months ended September 30, 2015, net premiums written increased $91 million or 6.1% and $385 million or 8.3% on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three and nine months ended September 30, 2015, underwriting income decreased $20 million and $6 million on a constant-dollar basis, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period

Net premiums written decreased for the three and nine months ended September 30, 2015 primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums written increased for the three and nine months ended September 30, 2015, reflecting organic growth across most operations. Growth in our retail operations for personal and P&C product lines was from new business writings. Included in the increase in net premiums written, were contributions from the acquisition of Itaú Seguros in October 2014, which added $39 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015 the acquisitions of Itaú Seguros and Samaggi, in April 2014, added $226 million of premiums.
Net premiums earned decreased for the three and nine months ended September 30, 2015, primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums earned increased for the three and nine months ended September 30, 2015 primarily due to the same factors driving the increase in net premiums written as described above.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

	Three Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2015	2015 % of Total	2014	2014 % of Total	C$(1) 2014	Q-15 vs. Q-14	C$(1) Q-15 vs. Q-14
Line of Business
Commercial P&C (retail and wholesale)	$772	48%	$797	46%	$712	(3.1)%	8.4%
Personal and small commercial lines	320	20%	341	20%	284	(6.2)%	12.8%
Personal accident (A&H)	523	32%	588	34%	502	(11.1)%	3.9%
Net premiums earned	$1,615	100%	$1,726	100%	$1,498	(6.4)%	7.8%
Region
Europe / U.K. (2)	$710	43%	$778	45%	$695	(8.7)%	2.2%
Asia Pacific	397	25%	420	24%	369	(5.5)%	7.6%
Far East	94	6%	112	7%	93	(16.1)%	1.1%
Latin America	414	26%	416	24%	341	(0.5)%	21.4%
Net premiums earned	$1,615	100%	$1,726	100%	$1,498	(6.4)%	7.8%

	Nine Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2015	2015 % of Total	2014	2014 % of Total	C$(1) 2014	YTD-15 vs. YTD-14	C$(1) YTD-15 vs. YTD-14
Line of Business
Commercial P&C (retail and wholesale)	$2,335	48%	$2,358	47%	$2,134	(1.0)%	9.4%
Personal and small commercial lines	987	20%	964	19%	826	2.4%	19.4%
Personal accident (A&H)	1,574	32%	1,725	34%	1,512	(8.8)%	4.1%
Net premiums earned	$4,896	100%	$5,047	100%	$4,472	(3.0)%	9.5%
Region
Europe / U.K. (2)	$2,109	42%	$2,331	46%	$2,075	(9.5)%	1.6%
Asia Pacific	1,207	25%	1,158	23%	1,060	4.2%	13.9%
Far East	281	6%	326	7%	277	(13.8)%	1.4%
Latin America	1,299	27%	1,232	24%	1,060	5.4%	22.5%
Net premiums earned	$4,896	100%	$5,047	100%	$4,472	(3.0)%	9.5%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2)  Europe/U.K. includes Eurasia and Africa region.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	41.7%	40.9%	47.1%	46.6%
Catastrophe losses and related reinstatement premiums	(2.5)%	(2.3)%	(2.1)%	(1.6)%
Prior period development	11.0%	12.7%	5.5%	6.1%
Loss and loss expense ratio, adjusted	50.2%	51.3%	50.5%	51.1%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $39 million and $102 million for the three and nine months ended September 30, 2015, compared with $39 million and $82 million in the prior year periods, respectively. Catastrophe losses through September 30, 2015 were primarily related to a chemical plant explosion in Tianjin, China, a hailstorm in Australia, flooding and an earthquake in Chile, and severe storms in Asia. Catastrophe losses through September 30, 2014 were primarily related to a hurricane in Mexico, flooding in Europe and severe storms in Japan. Net favorable prior period development was $177 million and $269 million for the three and nine months ended September 30, 2015, compared with $219 million and $305 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio improved for the three and nine months ended September 30, 2015. The prior year ratio was unfavorably impacted by higher non-catastrophe large losses.
The policy acquisition cost ratio increased for the three and nine months ended September 30, 2015 due to lower ceded commission benefits as a result of the non-renewal of an A&H external quota share treaty and less favorable normal initial year purchase accounting adjustments.
The administrative expense ratio increased for the three and nine months ended September 30, 2015 due to integration expenses related to our Itaú Seguros acquisition.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$185	$208	(11.5)%	$719	$794	(9.5)%
Net premiums earned	203	255	(20.4)%	649	800	(18.8)%
Losses and loss expenses	20	92	(78.3)%	191	327	(41.6)%
Policy acquisition costs	52	74	(29.7)%	166	201	(17.4)%
Administrative expenses	12	13	(7.7)%	37	41	(9.8)%
Underwriting income	119	76	56.6%	255	231	10.4%
Net investment income	76	81	(6.2)%	230	238	(3.4)%
Net realized gains (losses)	(14)	6	NM	(20)	(17)	17.6%
Interest expense	1	1	—	3	4	(25.0)%
Other (income) expense	(2)	(10)	(80.0)%	(10)	(39)	(74.4)%
Income tax expense	8	11	(27.3)%	23	31	(25.8)%
Net income	$174	$161	8.1%	$449	$456	(1.5)%
Loss and loss expense ratio	9.6%	36.2%		29.4%	40.9%
Policy acquisition cost ratio	25.4%	28.8%		25.5%	25.0%
Administrative expense ratio	6.2%	5.2%		5.7%	5.2%
Combined ratio	41.2%	70.2%		60.6%	71.1%

Net premiums written decreased for the three and nine months ended September 30, 2015 as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition, partially offset by new business written, primarily in our U.S. automobile business.

Net premiums earned decreased for the three and nine months ended September 30, 2015 primarily due to the same factors driving the decrease in net premiums written as described above. In addition, net premiums earned for the nine months ended September 30, 2015 reflected the adverse impact of the non-renewal of a workers' compensation treaty in the third quarter of 2014, which resulted in a $39 million decrease in premiums.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD -15 vs. YTD -14
Property and all other	$47	$86	(45.3)%	$155	$242	(36.0)%
Casualty	99	106	(6.6)%	326	365	(10.7)%
Property catastrophe	57	63	(9.5)%	168	193	(13.0)%
Net premiums earned	$203	$255	(20.4)%	$649	$800	(18.8)%

	2015 % of Total	2014 % of Total		2015 % of Total	2014 % of Total
Property and all other	23%	34%		24%	30%
Casualty	49%	41%		50%	46%
Property catastrophe	28%	25%		26%	24%
Net premiums earned	100%	100%		100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss and loss expense ratio, as reported	9.6%	36.2%	29.4%	40.9%
Catastrophe losses and related reinstatement premiums	(5.2)%	(4.0)%	(2.4)%	(2.8)%
Prior period development	39.9%	10.6%	18.7%	7.4%
Loss and loss expense ratio, adjusted	44.3%	42.8%	45.7%	45.5%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $11 million and $16 million for the three and nine months ended September 30, 2015, compared with $11 million and $23 million in the prior year periods, respectively. Catastrophe losses through September 30, 2015 were primarily related to severe weather-related events in the U.S. Catastrophe losses through September 30, 2014 were related to severe storms in Japan, European hailstorms, and severe weather-related events in the U.S. Net favorable prior period development was $78 million and $119 million for the three and nine months ended September 30, 2015, compared with $21 million and $54 million in the prior year periods, respectively. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio increased for the three and nine months ended September 30, 2015 primarily due to a change in the mix of business in the current year towards higher loss ratio products in the U.S. For the nine months ended September 30, 2015 the increase was offset by the non-renewal of a workers' compensation treaty in the prior year, which had a higher loss ratio.

The policy acquisition cost ratio decreased for the three months ended September 30, 2015 primarily due to a change in the mix of business in the current year to a lower proportion of higher acquisition cost ratio proportional reinsurance products. For the nine months ended September 30, 2015 the favorable impact from the mix of business shift was more than offset by the non-renewal of the workers' compensation treaty noted above, which incurred no acquisition costs.

The administrative expense ratio increased for the three and nine months ended September 30, 2015 primarily from lower net premiums earned including the non-renewal of the workers’ compensation treaty noted above, which did not generate any administrative expenses, partially offset by lower administrative expenses incurred in the current year.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	Q-15 vs. Q-14	2015	2014	YTD-15 vs. YTD-14
Net premiums written	$492	$497	(0.8)%	$1,483	$1,489	(0.4)%
Net premiums earned	480	489	(1.9)%	1,441	1,463	(1.5)%
Losses and loss expenses	153	145	5.5%	442	442	—%
Policy benefits (1)	89	125	(28.8)%	384	383	0.3%
(Gains) losses from fair value changes in separate account assets (1)	49	6	NM	32	(5)	NM
Policy acquisition costs	117	123	(4.9)%	342	355	(3.7)%
Administrative expenses	74	71	4.2%	221	212	4.2%
Net investment income	66	69	(4.3)%	198	199	(0.5)%
Life underwriting income	64	88	(27.3)%	218	275	(20.7)%
Net realized gains (losses)	(326)	(89)	266.3%	(282)	(237)	19.0%
Interest expense	1	4	(75.0)%	4	10	(60.0)%
Other (income) expense (1)	(13)	(3)	333.3%	(43)	6	NM
Amortization of intangible assets	—	—	NM	1	2	(50.0)%
Income tax expense	8	12	(33.3)%	27	34	(20.6)%
Net loss	$(258)	$(14)	NM	$(53)	$(14)	278.6%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified for Life segment underwriting income presentation from Other (income) expense. For example, the three months ended September 30, 2015 included losses on these assets of $49 million; the offsetting movement in the separate account liabilities is included in and reduces Policy benefits.

The following tables present a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

	Three Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	C$(1) 2014	Q-15 vs. Q-14	C$(1)Q-15 vs. Q-14
A&H (2)	$253	$249	$241	2.1%	5.6%
Life insurance	180	182	165	(1.2)%	8.7%
Life reinsurance	59	66	66	(10.4)%	(10.4)%
Net premiums written (excludes deposits below)	$492	$497	$472	(0.8)%	4.4%
Deposits collected on universal life and investment contracts	$210	$246	$233	(14.6)%	(9.6)%

	Nine Months Ended September 30			% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	C$(1) 2014	Q-15 vs. Q-14	C$(1)Q-15 vs. Q-14
A&H (2)	$760	$743	$723	2.5%	5.2%
Life insurance	545	548	510	(0.6)%	6.9%
Life reinsurance	178	198	198	(10.3)%	(10.3)%
Net premiums written (excludes deposits below)	$1,483	$1,489	$1,431	(0.4)%	3.7%
Deposits collected on universal life and investment contracts	$726	$730	$703	(0.5)%	3.4%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Includes the North American supplemental A&H and life business of Combined Insurance.
Life net premiums written decreased slightly for the three and nine months ended September 30, 2015 reflecting the negative impact of foreign exchange. On a constant-dollar basis, life net premiums written increased 4.4 percent and 3.7 percent for the three and nine months ended September 30, 2015, respectively, reflecting growth in our A&H and Life insurance businesses. A&H net premiums written increased due to growth in our core distribution channels, primarily Combined Insurance's supplemental A&H individual and group sales. Our life insurance business grew primarily in Asia. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.

Life underwriting income decreased for the three and nine months ended September 30, 2015, primarily due to unfavorable reserve development in the current quarter compared to favorable reserve development last year in the A&H business, and higher current year losses in our life reinsurance businesses. The prior year was also favorably impacted by a one-time adjustment to certain life products in Asia. Foreign exchange adversely impacted underwriting income in both periods on an as reported basis.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected decreased for the three months ended September 30, 2015 due to a decline in Taiwan driven by competitive market conditions, partially offset by growth in other Asian markets. On a constant-dollar basis, the declines in Taiwan were more than offset by growth in other Asian markets for the nine months ended September 30, 2015.

Other (income) expense consists primarily of our share of net (income) loss related to partially-owned insurance companies. Other income of $13 million and $43 million for the three and nine months ended September 30, 2015, respectively, primarily resulted from gains on sales of investments by our partially-owned insurance company in China.

During the three and nine months ended September 30, 2015, realized losses of $397 million and $338 million, respectively, were associated with a net increase in the fair value of GLB liabilities. These increases were primarily due to falling equity market levels, lower interest rates, and the unfavorable impact of discounting future claims for one and three less quarters, respectively.  In addition, we experienced realized gains of $83 million and $69 million for the three and nine months ended September 30, 2015, respectively, due to an increase in the value of the derivative instruments, which increase in value when the S&P 500 index decreases.

Other Income and Expense Items

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U. S. dollars)	2015	2014	2015	2014
Equity in net (income) loss of partially-owned entities	(46)	(67)	(119)	(166)
(Gains) losses from fair value changes in separate account assets	49	6	32	(5)
Federal excise and capital taxes	6	6	14	15
Acquisition-related costs (1)	5	4	8	10
Other	(2)	5	4	7
Other (income) expense	$12	$(46)	$(61)	$(139)
(1) Excludes integration costs related to the planned Chubb acquisition

Effective third quarter of 2015, amortization of intangible assets are excluded from Other (income) expense and disclosed separately in the consolidated statements of operations. Prior year amounts have been reclassified to conform to the current year presentation.

Other (income) expense includes equity in net (income) loss of partially-owned entities, which includes our share of net (income) loss related to partially-owned investment companies (private equity) and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

Amortization of Intangible Assets

Amortization of intangible assets was $51 million and $136 million for the three and nine months ended September 30, 2015, compared with $27 million and $78 million in the prior year periods, respectively. Amortization of intangible assets was higher in 2015 due primarily to the acquisitions of Fireman's Fund, Itaú Seguros, and Samaggi.

The following table presents, as of September 30, 2015, the estimated pre-tax amortization expense related to intangible assets for the fourth quarter of 2015 and the next five years. The amounts below are expected to increase in future periods upon completion of the Chubb acquisition (expected to be completed during the first quarter of 2016).

For the Year Ending December 31 (in millions of U.S. dollars)	Amortization of intangible assets
Fourth quarter of 2015	$33
2016	86
2017	76
2018	68
2019	62
2020	58
Total	$383

Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2015	2014	2015	2014
Fixed maturities	$536	$549	$1,628	$1,634
Short-term investments	10	11	33	29
Equity securities	4	11	13	30
Other investments	27	25	76	72
Gross investment income	577	596	1,750	1,765
Investment expenses	(28)	(30)	(88)	(90)
Net investment income	$549	$566	$1,662	$1,675

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 3.1 percent for the three months ended September 30, 2015, compared with the prior year period, primarily due to the negative impact of foreign exchange and lower call activity in our corporate bond portfolio. Net investment income decreased 0.8 percent for the nine months ended September 30, 2015, compared with the prior year period, primarily due to the negative impact of foreign exchange and lower call activity in our corporate bond portfolio, partially offset by a higher overall invested asset base and higher reinvestment rates.

The investment portfolio’s average market yield on fixed maturities was 2.9 percent and 2.8 percent at September 30, 2015 and 2014, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 2.0 percent yield on short-term investments for both the three and nine months ended September 30, 2015, reflects the global nature of our insurance operations. For example, yields on short-term investments in Brazil, Mexico, Indonesia, and Malaysia range from 3.0 percent to 14.3 percent.

For the three and nine months ended September 30, 2015, the yield on our equity securities portfolio was 3.1 percent and 3.3 percent, respectively, compared with 5.7 percent for both prior year periods, and reflects the yield on a global high dividend equity portfolio. The prior year also included dividends from an emerging debt portfolio, which was a mutual fund classified as equity. During the third quarter of 2014, however, we elected to exchange our interest in the emerging debt portfolio for direct ownership of certain of the underlying fixed maturities, and the remainder in cash. The emerging debt portfolio and the preferred equity securities represented 63 percent and 68 percent of the gross equity securities investment income for the three and nine months ended September 30, 2014, respectively.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(51)	$(237)	$(288)	$18	$(361)	$(343)
Fixed income derivatives	(22)	—	(22)	(13)	—	(13)
Public equity	2	(34)	(32)	(56)	36	(20)
Private equity	(1)	(12)	(13)	—	(5)	(5)
Total investment portfolio	(72)	(283)	(355)	(51)	(330)	(381)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(313)	—	(313)	(95)	—	(95)
Other derivatives	(9)	—	(9)	45	—	45
Foreign exchange	(2)	(575)	(577)	(19)	(251)	(270)
Other	(1)	14	13	—	—	—
Net losses before tax	(397)	(844)	(1,241)	(120)	(581)	(701)
Income tax benefit	(6)	(45)	(51)	(4)	(94)	(98)
Net losses	$(391)	$(799)	$(1,190)	$(116)	$(487)	$(603)

(1)
For the three months ended September 30, 2015, other-than-temporary impairments included $26 million for fixed maturities, $3 million for public equity, and $1 million for private equity. For the three months ended September 30, 2014, other-than-temporary impairments included $4 million for fixed maturities.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(50)	$(630)	$(680)	$49	$638	$687
Fixed income derivatives	6	—	6	(53)	—	(53)
Public equity	32	(40)	(8)	(60)	70	10
Private equity	10	(19)	(9)	(3)	43	40
Total investment portfolio	(2)	(689)	(691)	(67)	751	684
Variable annuity reinsurance derivative transactions, net of applicable hedges	(268)	—	(268)	(232)	—	(232)
Other derivatives	(10)	—	(10)	52	—	52
Foreign exchange	(73)	(860)	(933)	(42)	(131)	(173)
Other	(7)	1	(6)	(8)	(13)	(21)
Net gains (losses) before tax	(360)	(1,548)	(1,908)	(297)	607	310
Income tax expense (benefit)	2	(145)	(143)	(11)	151	140
Net gains (losses)	$(362)	$(1,403)	$(1,765)	$(286)	$456	$170

(1)
For the nine months ended September 30, 2015, other-than-temporary impairments included $46 million for fixed maturities, $4 million for public equity, and $1 million for private equity. For the nine months ended September 30, 2014, other-than-temporary impairments included $17 million for fixed maturities, $3 million for private equity, and $7 million for public equity.

At September 30, 2015, our investment portfolios held by U.S. legal entities included approximately $56 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $20 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.0 years for both September 30, 2015 and December 31, 2014. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.4 billion at September 30, 2015.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2015		December 31, 2014
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$48,278	$47,411	$49,395	$47,826
Fixed maturities held to maturity	8,750	8,564	7,589	7,331
Short-term investments	1,808	1,808	2,322	2,322
	58,836	57,783	59,306	57,479
Equity securities	464	434	510	440
Other investments	3,270	2,943	3,346	2,999
Total investments	$62,570	$61,160	$63,162	$60,918

The fair value of our total investments decreased $592 million during the nine months ended September 30, 2015, primarily due to the unfavorable impact of foreign exchange, unrealized depreciation, and share repurchases, partially offset by the investing of operating cash flows.

The following tables present the market value of our fixed maturities and short-term investments at September 30, 2015 and December 31, 2014. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2015		December 31, 2014
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,619	4%	$2,448	4%
Agency	1,040	2%	1,222	2%
Corporate and asset-backed securities	20,018	34%	19,854	34%
Mortgage-backed securities	12,936	22%	12,325	21%
Municipal	5,306	9%	4,930	8%
Non-U.S.	15,109	26%	16,205	27%
Short-term investments	1,808	3%	2,322	4%
Total	$58,836	100%	$59,306	100%
AAA	$8,712	15%	$8,943	15%
AA	21,560	37%	21,589	36%
A	11,877	20%	11,625	20%
BBB	8,688	15%	8,690	15%
BB	4,281	7%	4,372	7%
B	3,527	6%	3,916	7%
Other	191	—%	171	—%
Total	$58,836	100%	$59,306	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at September 30, 2015:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$475
General Electric Co	455
Goldman Sachs Group Inc	329
AT&T INC	294
Wells Fargo & Co	268
Bank of America Corp	238
Verizon Communications Inc	236
Morgan Stanley	229
HSBC Holdings Plc	228
Ford Motor Co	210

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
September 30, 2015 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,327	$—	$—	$—	$10,327	$10,037
Non-agency RMBS	26	5	14	8	13	66	65
Commercial mortgage-backed	2,516	13	14	—	—	2,543	2,514
Total mortgage-backed securities	$2,542	$10,345	$28	$8	$13	$12,936	$12,616

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$991	$971
Republic of Korea	897	784
Federative Republic of Brazil	573	588
United Mexican States	511	508
Canada	435	421
Kingdom of Thailand	356	339
Province of Ontario	340	324
Province of Quebec	237	225
Japan	203	203
Australia	187	172
Other Non-U.S. Government Securities(1)	2,437	2,363
Total	$7,167	$6,898

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,527	$1,488
Canada	943	935
United States(1)	602	600
France	526	516
Australia	520	511
Netherlands	499	487
Germany	378	365
Switzerland	300	299
China	265	259
Hong Kong	171	168
Other Non-U.S. Corporate Securities	2,211	2,234
Total	$7,942	$7,862
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2015, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,200 issuers, with the greatest single exposure being $86 million.

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

Critical Accounting Estimates
As of September 30, 2015, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2014 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	September 30	December 31
(in millions of U.S. dollars)	2015	2014
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,656	$11,307
Reinsurance recoverable on paid losses and loss expenses (1)	575	685
Net reinsurance recoverable on losses and loss expenses	$11,231	$11,992
Reinsurance recoverable on policy benefits	$194	$217

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.4 billion of collateral at both September 30, 2015 and December 31, 2014. The decrease in net reinsurance recoverable on losses and loss expenses was primarily due to favorable PPD and the impact of unfavorable foreign exchange.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2014	$38,315	$11,307	$27,008
Losses and loss expenses incurred	9,060	1,878	7,182
Losses and loss expenses paid	(9,283)	(2,198)	(7,085)
Other (including foreign exchange translation)	(930)	(331)	(599)
Losses and loss expenses acquired	402	—	402
Balance at September 30, 2015	$37,564	$10,656	$26,908

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	September 30, 2015			December 31, 2014
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$16,789	$5,062	$11,727	$17,723	$5,667	$12,056
IBNR reserves	20,775	5,594	15,181	20,592	5,640	14,952
Total	$37,564	$10,656	$26,908	$38,315	$11,307	$27,008

Asbestos and Environmental (A&E)
During the three months ended September 30, 2015, an internal review was conducted to evaluate the adequacy of environmental liabilities. As a result of the internal review, we increased environmental gross reserves for Brandywine operations by $111 million while the net loss reserves increased by $76 million. Refer to our 2014 Form 10-K for additional information on A&E.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the nine months ended September 30, 2015 and 2014, management determined that no change to the benefit ratio was warranted.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value asset (liability) of $23 million and $(19) million at September 30, 2015 and December 31, 2014, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. 54 percent of the policies we reinsure reached the end of their “waiting periods” prior to September 30, 2015, as shown in the table below.

Year of first payment eligibility	Percent of living benefit account values
September 30, 2015 and prior	54%
Remainder of 2015	2%
2016	7%
2017	19%
2018	10%
2019	2%
2020 and after	6%
Total	100%
The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended September 30						Nine Months Ended September 30
(in millions of U.S. dollars)	2015			2014			2015			2014
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$15	$30	$45	$17	$35	$52	$47	$91	$138	$54	$105	$159
Less paid claims	6	4	10	11	4	15	23	11	34	32	12	44
Net cash received	$9	$26	$35	$6	$31	$37	$24	$80	$104	$22	$93	$115

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at September 30, 2015 and 2014. The table also presents ACE’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $1,709 million (or 5.9 percent of our total shareholders’ equity at September 30, 2015). We estimate that at such hypothetical loss levels, ACE’s share of aggregate industry losses would be approximately 1.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
		September 30		September 30		September 30		September 30
		2015		2014		2015		2014
(in millions of U.S. dollars, except for percentages)	ACE	% of Total Shareholders’ Equity	% of Industry	ACE	ACE	% of Total Shareholders’ Equity	% of Industry	ACE
1-in-100	$1,709	5.9%	1.1%	$1,727	$730	2.5%	1.9%	$815
1-in-250	$2,351	8.1%	1.1%	$2,344	$1,019	3.5%	1.7%	$1,076

The above modeled loss information at September 30, 2015 reflects our in-force portfolio and reinsurance program at July 1, 2015. This portfolio includes the addition of the Fireman's Fund high net worth personal lines business. Effective July 1, 2015, ACE renewed its Global Property Catastrophe Program for our North American and International operations that provides global natural catastrophe and terrorism coverage. Refer to "Natural catastrophe property reinsurance program" for additional information.

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

(b) These coverages are both part of the same Core layer within the Global Catastrophe Program and are approximately 97% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

(c) These coverages are both part of the same Second layer within the Global Catastrophe Program and are approximately 100% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available credit facility. At September 30, 2015, our available credit line totaled $1.0 billion and usage of this credit line was $499 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at September 30, 2015. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2014 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2015, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. ACE Limited received dividends of $15 million and nil from its Bermuda subsidiaries during the nine months ended September 30, 2015 and 2014, respectively. ACE Limited received dividends of $261 million and nil from its Switzerland subsidiaries during the nine months ended September 30, 2015 and 2014, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of ACE INA Holdings Inc. (ACE INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). ACE INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. ACE Limited received no dividends from AGM or ACE INA during the nine months ended September 30, 2015 and 2014. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA’s insurance subsidiaries to ACE INA as well as other group resources. ACE INA received nil and $200 million dividends from its subsidiaries during the nine months ended September 30, 2015 and 2014, respectively.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2015 and 2014.

Operating cash flows were $2.70 billion in the nine months ended September 30, 2015, compared with $3.22 billion in the prior year period, primarily due to higher net losses paid and higher income taxes paid.

Cash used for investing was $1.43 billion in the nine months ended September 30, 2015, compared with $1.69 billion in the prior year period. The decrease in cash used for investing of $263 million was primarily due to the cash paid for the purchase of the Fireman's Fund of $365 million, which when netted with cash acquired of $620 million, resulted in a net $255 million cash inflow. This compares to a cash outflow of $172 million related to acquisitions in the prior year period.

Cash used for financing was $777 million in the nine months ended September 30, 2015, compared with $1.24 billion in the prior year period. The decrease in cash used for financing of $463 million is primarily due to lower share repurchases of $249 million, reflecting management’s decision effective July 1, 2015 to discontinue share repurchases in connection with the planned Chubb acquisition, and higher proceeds from the issuance of long-term debt of $101 million and lower repayments of long-term debt of $50 million.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At September 30, 2015, there were $1.4 billion in repurchase agreements outstanding.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for percentages)	2015	2014
Short-term debt	$2,103	$2,552
Long-term debt	4,157	3,357
Total debt	6,260	5,909
Trust preferred securities	309	309
Total shareholders’ equity	29,127	29,587
Total capitalization	$35,696	$35,805
Ratio of debt to total capitalization	17.5%	16.5%
Ratio of debt plus trust preferred securities to total capitalization	18.4%	17.4%

In March 2015, we issued $800 million of 3.15 percent senior notes due May 2025. The proceeds from the debt issuance are expected to be used to repay at maturity $500 million of 5.7 percent senior notes due February 2017 and $300 million of 5.8 percent senior notes due March 2018. In May 2015, ACE INA's $450 million of 5.6 percent senior notes matured and were fully paid. In October 2015, we issued $5.3 billion of senior notes, the proceeds of which are expected to be used to finance a portion of the Chubb acquisition. Refer to Note 6 to the Consolidated Financial Statements for additional information.

For the nine months ended September 30, 2015 and 2014, we repurchased $734 million and $1,019 million of Common Shares, respectively, in a series of open market transactions under existing Board of Directors (Board) authorizations. At September 30, 2015, $766 million in repurchase authorization remained through December 31, 2015. Refer to Note 8 to the Consolidated Financial Statements for additional information on the repurchase authorization. At this time, management has elected to discontinue share repurchases under the Board authorization in connection with the announced planned acquisition of Chubb. At September 30, 2015, there were 18,770,044 Common Shares in treasury with a weighted average cost of $105.15 per share.

On June 30, 2015, we entered into a definitive agreement to acquire Chubb. The initial purchase price, estimated at the time that we entered into the definitive agreement, was $28.3 billion based on the closing price of ACE stock on June 30, 2015 of $101.68 per share. Based on the closing price of ACE stock on September 30, 2015 of $103.40 per share, the purchase price would be approximately $28.8 billion in cash and newly issued stock. The actual purchase price and related goodwill will increase or decrease until the closing date of the acquisition based on the increase or decrease in ACE's stock price. For example, a $1 per share increase (decrease) in ACE's stock price would increase (decrease) the purchase price and related goodwill by approximately $140 million. ACE intends to finance the cash portion of this acquisition through a combination of $9 billion of ACE and Chubb cash plus $5.3 billion of senior notes as discussed above. Refer to Note 2 to the Consolidated Financial Statements for additional information.
We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. On October 23, 2015, we filed a new unlimited shelf registration which allows us to issue certain classes of debt and equity, replacing the shelf registration filed in December 2014. This shelf registration expires in October 2018.

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

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, or CHF 2.48 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 21, 2015, expected to be paid in four quarterly installments of $0.67 per share after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid, and is authorized to abstain from distributing a dividend in its discretion, until the date of the 2016 annual general meeting. The first two quarterly installments, each of $0.67 per share, have been distributed by the Board as expected.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 17, 2014	January 15, 2015	$0.65 (CHF 0.63)
March 31, 2015	April 21, 2015	$0.65 (CHF 0.62)
June 30, 2015	July 21, 2015	$0.67 (CHF 0.62)
September 30, 2015	October 21, 2015	$0.67 (CHF 0.65)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at September 30, 2015 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at September 30, 2015

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from September 30, 2015 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 54 percent of that population has become eligible to annuitize and generate a claim (since approximately 46 percent of policies are not eligible to annuitize until after September 30, 2015). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the fourth quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$532	$335	$74	$(244)	$(616)	$(1,039)
	Increase/(decrease) in hedge value	(112)	—	112	225	337	449
	Increase/(decrease) in net income	$420	$335	$186	$(19)	$(279)	$(590)
Flat	(Increase)/decrease in Gross FVL	$253	$—	$(309)	$(672)	$(1,087)	$(1,547)
	Increase/(decrease) in hedge value	(112)	—	112	225	337	449
	Increase/(decrease) in net income	$141	$—	$(197)	$(447)	$(750)	$(1,098)
-100 bps	(Increase)/decrease in Gross FVL	$(108)	$(405)	$(758)	$(1,163)	$(1,616)	$(2,103)
	Increase/(decrease) in hedge value	(112)	—	112	225	337	449
	Increase/(decrease) in net income	$(220)	$(405)	$(646)	$(938)	$(1,279)	$(1,654)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$75	$(86)	$(2)	$—	$(16)	$15
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$75	$(86)	$(2)	$—	$(16)	$15

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$29	$15	$(15)	$(30)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$29	$15	$(15)	$(30)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$270	$151	$(185)	$(396)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$270	$151	$(185)	$(396)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(355)	$(196)	$246	$541
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(355)	$(196)	$246	$541

ITEM 4. Controls and Procedures
ACE’s management, with the participation of ACE’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of ACE’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2015. Based upon that evaluation, ACE’s Chief Executive Officer and Chief Financial Officer concluded that ACE’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to ACE’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In accordance with the SEC's published guidance, the disclosure controls and procedures of the large corporate account P&C business of Itaú Seguros, S.A. (Itaú Seguros), which was acquired on October 31, 2014, was excluded from our evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. At September 30, 2015, Itaú Seguros' assets represented approximately two percent of consolidated assets. For both the three and nine months ended September 30, 2015, Itaú Seguros' revenues represented approximately one percent of consolidated revenues. Itaú Seguros' net loss represented approximately four percent of consolidated net income for the three months ended September 30, 2015 and net income represented less than one percent of consolidated net income for the nine months ended September 30, 2015.

There has been no change in ACE’s internal controls over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, ACE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 7 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

Risks Relating to the Planned Acquisition of Chubb (Chubb Merger)
The Merger Agreement may be terminated in accordance with its terms and the Chubb Merger may not be completed.
The Agreement and Plan of Merger for the Chubb Merger (Merger Agreement) is subject to a number of conditions that must be fulfilled in order to complete the Chubb Merger, including (i) receipt of required governmental approvals, including insurance regulatory approvals, (ii) the ACE common shares to be issued in connection with the Chubb Merger being approved for listing on the New York Stock Exchange and (iii) other customary closing conditions.
In addition, if the Chubb Merger is not completed by June 30, 2016, either ACE or Chubb may choose not to proceed with the Chubb Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, ACE and Chubb may elect to terminate the Merger Agreement in certain other circumstances.
Failure to complete the Chubb Merger could negatively impact the price of ACE common shares and Chubb common stock, as well as ACE’s and Chubb’s respective future business and financial results.
The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Chubb Merger. There can be no assurance that all of the conditions to the Chubb Merger will be so satisfied or waived. If the conditions to the Chubb Merger are not satisfied or waived, ACE and Chubb will be unable to complete the Chubb Merger.
If the Chubb Merger is not completed for any reason, ACE’s and Chubb’s respective businesses and financial results may be adversely affected as follows:

•	ACE and Chubb may experience negative reactions from the financial markets, including negative impacts on the market price of ACE common shares and Chubb common stock;

•
the manner in which brokers, customers, insurers, cedants and other third parties perceive ACE and Chubb may be negatively impacted, which in turn could affect ACE’s and Chubb’s ability to compete for or write new business or obtain renewals in the marketplace;

•	ACE and Chubb may experience negative reactions from employees; and

•
ACE and Chubb will have expended time and resources that could otherwise have been spent on ACE’s and Chubb’s existing businesses and the pursuit of other opportunities that could have been beneficial to each company, and ACE’s and Chubb’s ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and either party’s board of directors seeks an alternative transaction, such party’s shareholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the Chubb Merger. If the Merger Agreement is terminated under certain circumstances, Chubb may be required to pay a termination fee of $930 million to ACE.
Regulatory approvals may not be received, may take longer than expected to be received or may impose conditions that are not presently anticipated or cannot be met.
Completion of the Chubb Merger remains conditioned upon the receipt of certain governmental approvals, including, without limitation, insurance regulatory approvals. Although each party has agreed to use respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Chubb Merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Chubb Merger or require changes to the terms of the Chubb Merger or Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding completion of the Chubb Merger or of imposing additional costs or limitations on ACE following completion of the Chubb Merger, any of which might have an adverse effect on ACE following completion of the Chubb Merger.
Each party’s obligation to complete the Chubb Merger is subject to the condition that the required governmental approvals have been obtained without the imposition of a condition or restriction that would reasonably be likely to have a material and adverse effect on ACE and its subsidiaries, taken as a whole, giving effect to the Chubb Merger (with such materiality measured on a scale relative to Chubb and its subsidiaries, taken as a whole).
Chubb will be subject to business uncertainties while the Chubb Merger is pending, which could adversely affect its business.
Uncertainty about the effect of the Chubb Merger on employees and customers may have an adverse effect on Chubb, and, consequently, ACE. These uncertainties may impair Chubb’s ability to attract, retain and motivate key personnel until the Chubb Merger is completed and for a period of time thereafter, and could cause customers and others that deal with Chubb to seek to change their existing business relationships with Chubb or cease doing business with Chubb. Employee retention at Chubb may be particularly challenging during the pendency of the Chubb Merger, as employees may experience uncertainty about their roles with ACE following the Chubb Merger and may become distracted as a result of such uncertainty. In addition, the Merger Agreement restricts Chubb from making certain acquisitions and taking other specified actions without the consent of ACE, and generally requires Chubb to continue its operations in the ordinary course, until completion of the Chubb Merger. These restrictions may prevent Chubb from pursuing attractive business opportunities that may arise prior to the completion of the Chubb Merger or otherwise adversely affect Chubb’s ability to do business.
ACE and Chubb will incur significant transaction and Chubb Merger-related costs in connection with the Chubb Merger.
Each of ACE and Chubb has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus for the ACE and Chubb shareholder meetings and all filing and other fees paid to the SEC in connection with the Chubb Merger.
ACE and Chubb expect to continue to incur a number of non-recurring costs associated with completing the Chubb Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Chubb Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees.
ACE also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. ACE continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Chubb Merger and the integration of the two companies’ businesses. Although ACE expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow ACE to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
These costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of ACE following the completion of the Chubb Merger.

Litigation relating to the Chubb Merger could require ACE and Chubb to incur significant costs and suffer management distraction, as well as prevent and/or delay the Chubb Merger.
In connection with the Chubb Merger, purported Chubb shareholders have filed putative shareholder class action lawsuits against Chubb, the members of the Chubb board of directors, ACE, and William Investment Holdings Corporation, a wholly-owned subsidiary of ACE. Among other remedies, the plaintiffs seek to enjoin the Chubb Merger. The outcome of any such litigation is uncertain. On October 12, 2015, ACE announced that a memorandum of understanding (MOU) has been entered into regarding settlement of such litigation. The MOU is subject to confirmatory discovery and customary conditions and if the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated. If the cases are not resolved, these lawsuits could prevent or delay completion of the Chubb Merger and result in substantial costs to Chubb and ACE, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Chubb, ACE and/or the directors and officers of either company in connection with the Chubb Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Chubb Merger is completed may adversely affect ACE’s business, financial condition, results of operations and cash flows.
ACE will require additional capital or financing sources for the Chubb Merger or in the future, which may not be available or may be available only on unfavorable terms.
ACE intends to pay the cash consideration using cash on hand, cash sourced from certain of its subsidiaries and Chubb and certain of Chubb’s insurance company subsidiaries and the net proceeds from ACE INA’s issuance of senior notes. The availability to ACE or Chubb of cash currently held at certain of ACE’s or Chubb’s subsidiaries may be subject to prior regulatory approvals, which may not be received in a timely fashion or at all.
ACE’s future capital and financing requirements depend on many factors, including its ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, as well as its investment performance and capital expenditure obligations, including with respect to acquisitions. ACE may need to raise additional funds through financings or access funds through existing or new credit facilities or through short-term repurchase agreements. ACE also from time to time seeks to refinance debt or credit as amounts become due or commitments expire. Any equity or debt financing or refinancing, if available at all, may be on terms that are not favorable to ACE. In the case of equity financings, dilution to ACE’s shareholders could result, and in any case, such securities may have rights, preferences, and privileges that are senior to those of ACE common shares. ACE’s access to funds under existing credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. If ACE cannot obtain adequate capital or sources of credit on favorable terms, or at all, it could be forced to use assets otherwise available for its business operations, and its business, results of operations, and financial condition could be adversely affected.
The effective tax rate that will apply to ACE is uncertain and may vary from expectations.
There can be no assurance that the Chubb Merger will allow ACE to maintain any particular worldwide effective corporate tax rate. No assurances can be given as to what ACE’s effective tax rate will be after the completion of the Chubb Merger because of, among other things, uncertainty regarding the tax policies of the jurisdictions where it operates. ACE’s actual effective tax rate may vary from its expectations and that variance may be material.
If Section 7874 of the Internal Revenue Code were to apply as a result of the Chubb Merger, then ACE may be required to pay substantial additional U.S. federal income taxes going forward.
Section 7874 of the Internal Revenue Code of 1986, as amended (the Code) would apply if, (i) the percentage (by vote and value) of ACE common shares considered to be held by former Chubb shareholders immediately after the Chubb Merger by reason of holding Chubb common stock as calculated for Section 7874 purposes (the Section 7874 Percentage) is at least 60 percent, and (ii) the expanded affiliated group that includes ACE does not have substantial business activities in Switzerland. Determining the Section 7874 Percentage is complex and, with respect to the Chubb Merger, subject to factual and legal uncertainties, including the uncertain scope and application of possible regulatory action under Section 7874 announced by the IRS and the U.S. Treasury Department in Notice 2014-52.
If the Section 7874 Percentage were determined to be at least 60 percent, several limitations could apply to ACE. For example, Chubb would be prohibited from using its net operating losses, foreign tax credits or other tax attributes, if any, to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following the Chubb Merger or any income received or accrued during such period by reason of a license of any property by the U.S. corporation to a foreign related person. In addition, the IRS has announced that it intends to promulgate new rules, which may limit the ability to engage in certain restructuring transactions relating to the non-U.S. members of the ACE Group after the Chubb Merger. Additionally, recent legislative, regulatory and treaty proposals in the United States would impose certain earnings stripping limitations and reduce potential tax treaty benefits with respect to ACE and its affiliates if the Section 7874 Percentage is calculated to be at least 60 percent.
Section 7874 is not expected to apply as a result of the Chubb Merger because the former Chubb shareholders are expected to receive less than 60 percent of the ACE common shares (by vote or value) by reason of holding Chubb common stock. However, it is possible that there could be a change in law under Section 7874 or otherwise (including the promulgation of regulations announced by the IRS and the U.S. Treasury Department in Notice 2014-52) that could, prospectively or retroactively, adversely affect ACE and its affiliates.
Risks Relating to the Combined Company Upon Completion of the Chubb Merger
The integration of Chubb into ACE may not be as successful as anticipated.
The Chubb Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of Chubb’s internal control over financial reporting. Difficulties in integrating Chubb into ACE may result in Chubb performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. ACE’s and Chubb’s existing businesses could also be negatively impacted by the Chubb Merger. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.
Even if ACE and Chubb complete the Chubb Merger, ACE may fail to realize all of the anticipated benefits of the Chubb Merger.
The success of the Chubb Merger will depend, in part, on ACE’s ability to realize the anticipated benefits and cost savings from combining ACE’s and Chubb’s businesses. The anticipated benefits and cost savings of the Chubb Merger may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that ACE does not currently foresee. Some of the assumptions that ACE has made, such as the achievement of operating synergies, may not be realized. The integration process may, for each of ACE and Chubb, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Chubb Merger that were not discovered in the course of performing due diligence.
ACE’s results will suffer if it does not effectively manage its expanded operations following the Chubb Merger.
Following completion of the Chubb Merger, ACE’s success will depend, in part, on its ability to manage its expansion through the completion of the Chubb Merger, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Chubb into its existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by ACE of its Common Shares during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
July 1 through July 31	2,331	$103.71	$766	million
August 1 through August 31	14,244	$109.81	$766	million
September 1 through September 30	4,518	$102.62	$766	million
Total	21,093

(1)
This column includes activity related to the surrender to ACE of common shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) Refer to Note 8 to the Consolidated Financial Statements for more information on the ACE Limited securities repurchase authorization.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE LIMITED
(Registrant)

November 4, 2015	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

November 4, 2015	/s/ Philip V. Bancroft
Philip V. Bancroft
Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended	S-3	4.1(b)	October 23, 2015

3.2	Organizational Regulations of the company, as amended	8-K	3.2	May 22, 2015

4.1	Articles of Association of the Company, as amended	S-3	4.1(b)	October 23, 2015

4.2	Organizational Regulations of the company, as amended	8-K	4.2	May 22, 2015

4.3	Form of 2.30 percent Senior Notes due 2020	8-K	4.1	November 3, 2015

4.4	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.5	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.6	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

10.1*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from ACE Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements
					X

* Management Contract or Compensation Plan