Form 10-K
period 2015-12-31
Chubb Ltd
filed 2016-02-26
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File No. 1-11778

CHUBB LIMITED
(Exact name of registrant as specified in its charter)

Switzerland	98-0091805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Baerengasse 32
Zurich, Switzerland CH-8001
(Address of principal executive offices) (Zip Code)
+41 (0)43 456 76 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value CHF 24.15 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $33 billion. For the purposes of this computation, shares held by directors and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 12, 2016 there were 461,670,290 Common Shares par value CHF 24.15 of the registrant outstanding.

Documents Incorporated by Reference
Certain portions of the registrant's definitive proxy statement relating to its 2016 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

CHUBB LIMITED INDEX TO 10-K

PART I

ITEM 1. Business

General

On January 14, 2016, we completed the acquisition of The Chubb Corporation, creating a global leader in property and casualty insurance. We have changed our name from ACE Limited to Chubb Limited and plan to adopt the Chubb name globally, although some subsidiaries may continue to use ACE as part of their names. All references to Chubb Limited throughout this Form 10-K refer to legacy ACE Limited, unless otherwise indicated. The financial condition and results of operations presented herein are those of legacy ACE Limited and its subsidiaries and do not include the financial conditions and results of operations of legacy Chubb Corporation and its subsidiaries.

Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At December 31, 2015, we had total assets of $102 billion and shareholders’ equity of $29 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

We offer commercial insurance products and service offerings such as risk management programs, loss control and engineering and complex claims management. We provide specialized insurance products ranging from Directors & Officers (D&O) and professional liability to various specialty-casualty and umbrella and excess casualty lines to niche areas such as aviation and energy. We also offer personal lines insurance coverage including homeowners, automobile, valuables, umbrella liability, and recreational marine products. In addition, we supply personal accident, supplemental health, and life insurance to individuals in select countries. We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and the acquisition of other companies. During 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves. This business operates under our Insurance – North American P&C segment and the consolidated financial statements include the results of this business from the acquisition date.

With the acquisition of The Chubb Corporation we have become a global P&C leader, with highly complementary business lines, distribution channels, customer segments and underwriting skills. In the U.S., where The Chubb Corporation has a substantial presence, the acquisition makes us a leading insurer of business, from the large corporate segment to the middle market, with a broad variety of coverages. Together we have become one of the largest commercial insurers in the U.S.  Internationally, where legacy ACE is a truly global insurer with extensive presence in 54 countries, The Chubb Corporation’s operations in 25 markets are expected to add to our presence and capabilities and position us to better pursue important market opportunities globally.  We expect the combined company to be a top-tier leader in a number of global specialty and traditional products such as professional lines, risk management, workers compensation, accident and health (A&H) and other property and general casualty lines.

Refer to Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

At December 31, 2015, we employed approximately 22,000 people. We believe that employee relations are satisfactory.

We make available free of charge through our website (investors.chubb.com, under Financials) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Also available through our website (under Investor Information / Corporate Governance) are our Corporate Governance Guidelines, Code of Conduct, and Charters for the Committees of our Board of Directors (the Board). Printed documents are available by contacting our Investor Relations Department (Telephone: +1 (441) 299-9283, E-mail: investorrelations@chubb.com).

We also use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report. The public may also read and copy any materials Chubb files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Segment Information
Through December 31, 2015, we operated through five business segments. The following table presents net premiums earned (NPE) by segment:

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	2015 Net Premiums Earned	% of Total	2014 Net Premiums Earned	% of Total	2013 Net Premiums Earned	% of Total
Insurance – North American P&C	$6,582	38%	$6,107	35%	$5,721	34%
Insurance – North American Agriculture	1,364	8%	1,526	9%	1,678	10%
Insurance – Overseas General	6,471	38%	6,805	39%	6,333	38%
Global Reinsurance	849	5%	1,026	6%	976	6%
Life	1,947	11%	1,962	11%	1,905	12%
Total	$17,213	100%	$17,426	100%	$16,613	100%

Additional financial information about our segments, including net premiums earned by geographic region, is included in
Note 16 to the Consolidated Financial Statements.

Insurance – North American P&C (38 percent of 2015 Consolidated NPE)

Overview
The Insurance – North American P&C segment comprises operations in the U.S., Canada, and Bermuda. This segment includes:

•
Our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services, which includes the Fireman’s Fund high net worth personal lines business acquired effective April 1, 2015

•	Our wholesale and specialty divisions: ACE Westchester and ACE Bermuda

•	Various run-off operations, including Brandywine Holdings Corporation (Brandywine)

Products and Distribution
ACE USA, the segment's largest operation, represented 62 percent of Insurance – North American P&C's net premiums earned in 2015. ACE USA provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North American commercial and non-commercial enterprises and consumers. ACE USA distributes its insurance products primarily through a limited number of retail brokers. In addition to using brokers, certain products are also distributed through general agents, independent agents, managing general agents (MGA), managing general underwriters, alliances, affinity groups, and direct marketing operations. Products and services offered include property, general liability, umbrella and excess liability, workers' compensation, commercial marine, automobile liability, professional lines D&O and errors and omissions (E&O), surety, medical liability, environmental, inland marine, aerospace, A&H coverages, as well as claims and risk management products and services.

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

•
ESIS Inc. (ESIS), ACE USA's in-house third-party claims administrator, performs claims management and risk control services for domestic and international organizations as well as for the Insurance – North American P&C segment. ESIS services include comprehensive medical managed care; integrated disability services; pre-loss control and risk management; and health, safety and environmental consulting; salvage and subrogation; and health care recovery services. The net results for ESIS are included in Insurance – North American P&C's administrative expenses.

ACE Commercial Risk Services provides comprehensive specialty product solutions and packaged plans to small and micro-sized companies in targeted industries that lend themselves to technology-assisted underwriting. Core products and services for small businesses include casualty insurance (including international casualty), environmental, inland marine, professional risk, disaster protection, vacant land and building, and claims and risk management services. Products are offered through wholesale, retail, program agent and alternative distribution channels. In addition, ACE Commercial Risk Services offers coverage for specialty programs through program agents.

ACE Private Risk Services provides high-value personal lines coverages for high net worth individuals and families in North America including homeowners, automobile, valuables (including fine art), umbrella liability, and recreational marine insurance offered through independent regional agents and brokers. During 2015, ACE Private Risk Services expanded its operations through the acquisition of the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S.

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

Insurance – North American Agriculture (8 percent of 2015 Consolidated NPE)

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

Products and Distribution
The Rain and Hail business provides comprehensive MPCI and crop-hail insurance, and the ACE Agribusiness offers farm and ranch coverages as well as specialty P&C coverages for companies that manufacture, process and distribute agriculture products. The MPCI program is offered in conjunction with the U.S. Department of Agriculture (USDA). The USDA's Risk Management Agency (RMA) sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of policies underwritten to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation (FCIC) concerning the terms and conditions regarding the risks each will bear including the pro-rata and state stop-loss provisions which allow companies to limit the exposure of any one state or group of states on their underwriting results. In addition to the pro-rata and excess of loss reinsurance protections inherent in the SRA, we also purchase third-party proportional and stop-loss reinsurance for our MPCI business to reduce our exposure. We may also enter into crop derivative contracts to further manage our risk exposure. For additional information, refer to “Crop Insurance”, under Item 7.

Competitive Environment
Rain and Hail primarily operates in a federally regulated program where all approved providers offer the same product forms and rates through independent and/or captive agents. ACE Agribusiness competes against both national and regional competitors offering specialty P&C insurance coverages to companies that manufacture, process, and distribute agricultural products.

Insurance – Overseas General (38 percent of 2015 Consolidated NPE)

Overview
The Insurance – Overseas General segment comprises ACE International, ACE Global Markets (AGM) and the international supplemental A&H business of Combined Insurance. ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada. AGM, our London-based international specialty and excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488), a wholly-owned Chubb syndicate. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited and has an underwriting capacity of £350 million for 2016. The reinsurance operation of AGM is included in the Global Reinsurance segment.

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

Combined Insurance uses an international sales force to distribute a wide range of supplemental A&H products including personal accident, short term disability, critical conditions and cancer aid, and hospital confinement/recovery. Most of the products are supplemental A&H products, primarily fixed-indemnity obligations, and are not subject directly to escalating medical cost inflation.

Competitive Environment
ACE International's primary competitors include U.S.-based companies with global operations, as well as non-U.S. global carriers and indigenous companies in regional and local markets. For the A&H lines of business, including those offered by Combined Insurance, locally based competitors include financial institutions and bank owned insurance subsidiaries. Our international operations have the distinct advantage of being part of one of the few international insurance groups with a global network of licensed companies able to write policies on a locally admitted basis. The principal competitive factors that affect the international operations are underwriting expertise and pricing, relative operating efficiency, product differentiation, producer relations, and the quality of policyholder services. A competitive strength of our international operations is our global network and breadth of insurance programs, which assist individuals and business organizations to meet their risk management objectives, while also giving us the advantage of accessing local technical expertise, accomplishing a spread of risk, and offering a global network to service multinational accounts.

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

Global Reinsurance (5 percent of 2015 Consolidated NPE)

Overview
The Global Reinsurance segment represents Chubb's reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. The Global Reinsurance segment also includes AGM's reinsurance operations. Global Reinsurance markets reinsurance products worldwide under the ACE Tempest Re brand name and provides solutions for small to mid-sized clients and multinational ceding companies including licensed reinsurance capabilities, property and workers' compensation catastrophe, loss-warranty, stop-loss cover, marine and aviation programs.

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

ACE Tempest Re International provides traditional and specialty P&C reinsurance to insurance companies worldwide, with emphasis on non-U.S. and Canadian risks. ACE Tempest Re International writes all lines of traditional and specialty reinsurance including property risk and property catastrophe, casualty, marine, aviation, and specialty through our London- and Zurich-based divisions. The London-based divisions of ACE Tempest Re International focus on the development of business sourced through London market brokers and, accordingly, write a diverse book of international business using Syndicate 2488 and AEGL. The Zurich-based division focuses on providing reinsurance to continental European insurers via continental European brokers while also serving Asian and Latin American markets. ACE Tempest Re International also includes our Shanghai, China office which provides reinsurance coverage for Chinese-based risks. ACE Tempest Re International underwrites reinsurance on both a proportional and excess of loss basis.

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

Life (11 percent of 2015 Consolidated NPE)

Overview
The Life segment comprises ACE's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance.

Products and Distribution
ACE Life provides individual life and group benefit insurance primarily in emerging markets, including Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand, and Vietnam; also throughout Latin America; selectively in Europe; and in China through a non-consolidated joint venture insurance company. ACE Life offers a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life, and unit linked contracts. The policies written by ACE Life generally provide funds to beneficiaries of insureds after death and/or protection and/or savings benefits while the contract owner is living. ACE Life sells to consumers through a variety of distribution channels including agency, bancassurance, worksite marketing, retailers, brokers, and direct to consumer marketing. We continue to expand ACE Life with a focus on opportunities in emerging markets that we believe will result in strong and sustainable operating profits as well as a favorable return on capital commitments over time. Our dedicated agency distribution channel, whereby agents sell ACE Life products exclusively, enables us to maintain direct contact with the individual consumer, promote quality sales practices, and exercise greater control over the future of the business. We have developed a substantial sales force of agents principally located in our Asia-Pacific countries. Chubb also maintains approximately 35.9 percent direct and indirect ownership interest in Huatai Life Insurance Co., Ltd. (Huatai Life), which commenced operations in 2005 and has since grown to become one of the largest life insurance foreign joint ventures in China. Huatai Life offers a broad portfolio of insurance products through a variety of distribution channels including approximately 296 licensed sales locations in 15 Chinese provinces.

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

Competitive Environment
ACE Life's competition differs by location but generally includes multinational insurers, and in some locations, local insurers, joint ventures, or state-owned insurers. Chubb's financial strength and reputation as an entrepreneurial organization with a global presence gives ACE Life a strong base from which to compete. While ACE Life Re is not currently quoting on new opportunities in the variable annuity reinsurance marketplace, we continue to monitor developments in this market. Combined Insurance competes for A&H business in the U.S. against numerous A&H and life insurance companies across various industry segments.

Underwriting
Chubb is an underwriting company and we strive to emphasize quality of underwriting rather than volume of business or market share. Our underwriting strategy is to manage risk by employing consistent, disciplined pricing and risk selection. This, coupled with writing a number of less cyclical product lines, has helped us develop flexibility and stability of our business, and has allowed us to maintain a profitable book of business throughout market cycles. Clearly defined underwriting authorities, standards, and guidelines coupled with a strong underwriting audit function are in place in each of our local operations and global profit centers. Global product boards ensure consistency of approach and the establishment of best practices throughout the world. Our priority is to help ensure adherence to criteria for risk selection by maintaining high levels of experience and expertise in our underwriting staff. In addition, we employ a business review structure that helps ensure control of risk quality and conservative use of policy limits and terms and conditions. Underwriting discipline is at the heart of our operating philosophy.

Qualified actuaries in each region work closely with the underwriting teams to provide additional expertise in the underwriting process. We use internal and external data together with sophisticated analytical, catastrophe loss and risk modeling techniques to ensure an appropriate understanding of risk, including diversification and correlation effects, across different product lines and territories. This helps to ensure that losses are contained within our risk tolerance and appetite for individual product lines, businesses, and Chubb as a whole. Our use of such tools and data also reflects an understanding of their inherent limitations and uncertainties. We also purchase protection from third parties, including, but not limited to, reinsurance as a tool to diversify risk and limit the net loss potential of catastrophes and large or unusually hazardous risks. For additional information refer to "Risk Factors" under Item 1A, “Reinsurance Protection”, below, “Catastrophe Management” and “Natural Catastrophe Property Reinsurance Program”, under Item 7, and Note 5 to the Consolidated Financial Statements, under Item 8.

Reinsurance Protection
As part of our risk management strategy, we purchase reinsurance protection to mitigate our exposure to losses, including certain catastrophes, to a level consistent with our risk appetite. Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, reinsurance does not discharge our primary liability to our insureds and, thus, we ultimately remain liable for the gross direct losses. In certain countries, reinsurer selection is limited by local laws or regulations. In most countries there is more freedom of choice, and the counterparty is selected based upon its financial strength, claims settlement record, management, line of business expertise, and its price for assuming the risk transferred. In support of this process, we maintain a Chubb authorized reinsurer list that stratifies these authorized reinsurers by classes of business and acceptable limits. This list is maintained by our Reinsurance Security Committee (RSC), a committee comprising senior management personnel and a dedicated reinsurer security team. Changes to the list are authorized by the RSC and recommended to the Chair of the Risk and Underwriting Committee. The reinsurers on the authorized list and potential new markets are regularly reviewed and the list may be modified following these reviews. In addition to the authorized list, there is a formal exception process that allows authorized reinsurance buyers to use reinsurers already on the authorized list for higher limits or different lines of business, for example, or other reinsurers not on the authorized list if their use is supported by compelling business reasons for a particular reinsurance program.

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

Unpaid Losses and Loss Expenses
We establish reserves for unpaid losses and loss expenses, which are estimates of future payments on reported and unreported claims for losses and related expenses, with respect to insured events that have occurred. These reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances known at the date of accrual. These estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Internal actuaries regularly analyze the levels of loss and loss expense reserves, taking into consideration factors that may impact the ultimate settlement value of the unpaid losses and loss expenses. These analyses could result in future changes in the estimates of loss and loss expense reserves or reinsurance recoverables and any such changes would be reflected in our results of operations in the period in which the estimates are changed. Losses and loss expenses are charged to income as incurred. The reserve for unpaid losses and loss expenses represents the estimated ultimate losses and loss expenses less paid losses and loss expenses, and comprises case reserves and incurred but not reported (IBNR) loss reserves. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $92 million at December 31, 2015.
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
For each product line, management, in conjunction with internal actuaries, develops a “best estimate” of the ultimate settlement value of the unpaid losses and loss expenses that it believes provides a reasonable estimate of the required reserve. We evaluate our estimates of reserves quarterly in light of developing information. While we are unable at this time to determine whether additional reserves may be necessary in the future, we believe that our reserves for unpaid losses and loss expenses are adequate at December 31, 2015. Future additions to reserves, if needed, could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information refer to “Critical Accounting Estimates – Unpaid losses and loss expenses”, under Item 7, and Note 7 to the Consolidated Financial Statements, under Item 8.
The “Analysis of Losses and Loss Expenses Development” table shown below presents, for each balance sheet date over the period 2005-2015, the gross and net loss and loss expense reserves recorded at the balance sheet date and subsequent net payments on the associated liabilities. The reserves represent the amount required for the estimated future settlement value of liabilities incurred at or prior to the balance sheet date and those estimates may change subsequent to the balance sheet date as new information emerges regarding the ultimate settlement value of the liability. Accordingly, the table also presents through December 31, 2015, for each balance sheet date, the cumulative impact of subsequent valuations of the liabilities incurred at the original balance sheet date. The table is presented in accordance with SEC reporting requirements. This table should be interpreted with care by those not familiar with its format or those who are familiar with other triangulations arranged by origin year of loss such as accident or underwriting year rather than balance sheet date, as shown below. To clarify the interpretation of the table, we use the reserves established at December 31, 2005, in the following example.

The top two lines of the table show, for successive balance sheet dates, the gross and net unpaid losses and loss expenses recorded as provision for liabilities incurred at or prior to each balance sheet date. It can be seen that at December 31, 2005, a reserve of $20.5 billion, net of reinsurance, had been established.
The upper (paid) triangulation shows the net amounts paid as of periods subsequent to the balance sheet date. Hence in the 2006 financial year, $3.7 billion of payments were made on liabilities contemplated in the December 31, 2005 reserve balance. At the end of the 2015 financial year, there were cumulative net payments of $13.7 billion on this block of liabilities.
The lower triangulation within the table shows the revised estimate of the net liability originally recorded at each balance sheet date as of the end of subsequent financial years. With the benefit of actual loss emergence and hindsight over the intervening period, the net liabilities incurred as of December 31, 2005, are now estimated to be $19.5 billion, rather than the original estimate of $20.5 billion. This change includes the impact of adverse development on latent claims that we categorize as A&E covered under the National Indemnity Company (NICO) reinsurance treaties. Of the cumulative redundancy of $1.0 billion recognized in the ten years since December 31, 2005 redundancy of $2.2 billion relates to non-latent claims and deficiency of $1.2 billion relates to latent claims. The redundancy of $957 million was identified and recorded as follows: $12 million redundant in 2006, $80 million redundant in 2007, $440 million redundant in 2008, $337 million redundant in 2009, $331 million redundant in 2010, $122 million redundant in 2011, $44 million deficient in 2012, $149 million deficient in 2013, $27 million deficient in 2014, and $145 million deficient in 2015. This development subsequent to the balance sheet date of valuation is referred to as prior period development.
Importantly, the cumulative deficiency or redundancy for different balance sheet dates are not independent and, therefore, should not be added together. In the last financial year, we revised our estimate of the December 31, 2005 liabilities from $19,356 million to $19,501 million. This adverse development of $145 million is also included in each column to the right of the December 31, 2005 column to recognize that this additional amount was also required in the reserves established for each annual balance sheet date from December 31, 2006 to December 31, 2015.
The loss development table shows that our original estimate of the net unpaid loss and loss expense requirement at December 31, 2014, of $27.0 billion has, with the benefit of actual loss emergence and hindsight, been revised to $26.5 billion at December 31, 2015. This favorable movement of $546 million reflects prior period development and is the net result of a number of underlying movements both favorable and adverse. The key underlying movements are discussed in more detail in Note 7 to the Consolidated Financial Statements under Item 8.
The bottom lines of the table show the re-estimated amount of previously recorded gross liabilities at December 31, 2015, together with the change in reinsurance recoverable. Similar to the net liabilities, the cumulative redundancy or deficiency on the gross liability is the difference between the gross liability originally recorded and the re-estimated gross liability at December 31, 2015. For example, with respect to the gross unpaid loss and loss expenses of $35.1 billion for December 31, 2005, this gross liability was re-estimated to be $33.9 billion at December 31, 2015, resulting in the cumulative redundancy on the gross liability originally recorded for the 2005 balance sheet year of $1.2 billion.
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
The Unpaid losses and loss expense information for acquired businesses has been included in the table from the acquisition date forward:

•	Combined Insurance (April 1, 2008);

•	Jerneh Insurance Berhad (December 1, 2010);

•	Rain and Hail (we acquired all of the outstanding common stock not previously owned by us on December 28, 2010);

•	Penn Millers Holding Corporation (November 30, 2011);

•	Rio Guayas Compania de Seguros y Reaseguros (December 28, 2011);

•	PT Asuransi Jaya Proteksi (we acquired 80 percent on September 18, 2012 and our local partner acquired the remaining 20 percent on January 3, 2013);

•	Fianzas Monterrey (April 1, 2013);

•	ABA Seguros (May 2, 2013);

•	The Siam Commercial Samaggi Insurance PCL (we and our local partner acquired 93.03 percent during the second quarter of 2014);

•	The large corporate account P&C insurance business of Itaú Seguros, S.A. (October 31, 2014); and

•	Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S. (April 1, 2015).

Analysis of Losses and Loss Expenses Development
	Years Ended December 31
(in millions of U.S. dollars)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Gross unpaid losses	$35,055	$35,517	$37,112	$37,176	$37,783	$37,391	$37,477	$37,946	$37,443	$38,315	$37,303
Net unpaid losses	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831	27,008	26,562
Net paid losses (cumulative) as of:
1 year later	3,711	4,038	3,628	4,455	4,724	4,657	4,894	5,035	5,260	5,612
2 years later	6,487	6,356	6,092	7,526	7,510	7,281	7,714	7,969	8,245
3 years later	7,998	8,062	8,393	9,690	9,404	9,424	9,973	10,308
4 years later	9,269	9,748	9,949	11,114	11,097	11,102	11,757
5 years later	10,597	10,826	10,951	12,502	12,428	12,544
6 years later	11,428	11,496	11,985	13,556	13,493
7 years later	11,957	12,312	12,766	14,433
8 years later	12,664	12,970	13,491
9 years later	13,209	13,587
10 years later	13,745
Net liability re-estimated as of:
End of year	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831	27,008	26,562
1 year later	20,446	21,791	22,778	23,653	24,481	24,686	25,396	26,017	26,304	26,462
2 years later	20,366	21,188	22,158	23,127	23,801	24,167	24,887	25,411	25,686
3 years later	19,926	20,650	21,596	22,576	23,363	23,690	24,299	24,940
4 years later	19,589	20,080	21,037	22,184	22,955	23,091	23,889
5 years later	19,258	19,618	20,773	21,913	22,476	22,805
6 years later	19,136	19,584	20,760	21,810	22,420
7 years later	19,180	19,684	20,667	21,834
8 years later	19,329	19,647	20,718
9 years later	19,356	19,705
10 years later	19,501
Cumulative redundancy/ (deficiency) on net unpaid losses	957	2,303	2,874	2,407	2,618	2,437	1,986	1,607	1,145	546
Cumulative deficiency related to A&E	(1,239)	(1,187)	(1,158)	(1,107)	(1,024)	(920)	(821)	(651)	(457)	(200)
Cumulative redundancy/ (deficiency) excluding A&E	2,196	3,490	4,032	3,514	3,642	3,357	2,807	2,258	1,602	746
Gross unpaid losses	35,055	35,517	37,112	37,176	37,783	37,391	37,477	37,946	37,443	38,315	37,303
Reinsurance recoverable on unpaid losses	14,597	13,509	13,520	12,935	12,745	12,149	11,602	11,399	10,612	11,307	10,741
Net unpaid losses	20,458	22,008	23,592	24,241	25,038	25,242	25,875	26,547	26,831	27,008	26,562
Gross liability re-estimated	33,906	33,082	33,563	34,320	34,347	33,909	34,681	35,614	35,848	37,349
Reinsurance recoverable on unpaid losses	14,405	13,377	12,845	12,486	11,927	11,104	10,792	10,674	10,162	10,887
Net liability re-estimated	19,501	19,705	20,718	21,834	22,420	22,805	23,889	24,940	25,686	26,462
Cumulative redundancy/ (deficiency) on gross unpaid losses	$1,149	$2,435	$3,549	$2,856	$3,436	$3,482	$2,796	$2,332	$1,595	$966
The reference to “losses” in the table above refers to losses and loss expenses.

Reconciliation of Unpaid Losses and Loss Expenses
Net losses and loss expenses incurred for 2015 were $9.5 billion, compared with $9.6 billion in 2014, and $9.3 billion in 2013 which includes $546 million, $527 million, and $530 million of net favorable prior period development (PPD), respectively. Refer to Note 7 to the Consolidated Financial Statements for a reconciliation of Unpaid losses and loss expenses and for additional information on PPD.

Investments
Our objective is to maximize investment income and total return while ensuring an appropriate level of liquidity and investment quality and diversification. As such, Chubb's investment portfolio is invested primarily in investment-grade fixed-income securities as measured by the major rating agencies. We do not allow leverage or complex credit structures in our investment portfolio.

The critical aspects of the investment process are controlled by ACE Asset Management, an indirect wholly-owned subsidiary of Chubb. These aspects include asset allocation, portfolio and guideline design, risk management and oversight of external asset managers. In this regard, ACE Asset Management:

•	conducts formal asset allocation modeling for each of the Chubb subsidiaries, providing formal recommendations for the portfolio's structure;

•	establishes recommended investment guidelines that are appropriate to the prescribed asset allocation targets;

•	provides the analysis, evaluation, and selection of our external investment advisors;

•	establishes and develops investment-related analytics to enhance portfolio engineering and risk control;

•	monitors and aggregates the correlated risk of the overall investment portfolio; and

•	provides governance over the investment process for each of our operating companies to ensure consistency of approach and adherence to investment guidelines.

Under our guidance and direction, external asset managers conduct security and sector selection and transaction execution. Use of multiple managers benefits Chubb in several ways – it provides us with operational and cost efficiencies, diversity of styles and approaches, innovations in investment research and credit and risk management, all of which enhance the risk adjusted returns of our portfolios.

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

The Board has established a Risk & Finance Committee which helps execute the Board's supervisory responsibilities pertaining to enterprise risk management including investment risk. Under the overall supervision of the Risk & Finance Committee, Chubb's governance over investment management is rigorous and ongoing. Among its responsibilities, the Risk & Finance Committee of the Board:

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

Regulation
Our insurance and reinsurance subsidiaries conduct business globally, including in all 50 states of the United States and the District of Columbia. Our businesses in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled require among other things that these subsidiaries maintain minimum levels of statutory capital, surplus, and liquidity, meet solvency standards, and submit to periodic examinations of their financial condition. The complex regulatory environments in which Chubb operates are subject to change and are regularly monitored.

Group Supervision
In September 2012, pursuant to legislation passed in the state of Pennsylvania, U.S., based on the Model Insurance Holding Company System Regulatory Act (model law) adopted by the National Association of Insurance Commissioners (NAIC), the Pennsylvania Insurance Department (Department), in consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, convened the first Chubb Group Supervisory College (College). Regulators from approximately 15 jurisdictions worldwide were invited to participate in the College, the purpose of which was to initiate establishment of, and to clarify the membership, participation, functionality, and ongoing activities in, the College with respect to group-wide supervision of Chubb. Representatives from approximately ten jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed, without adverse comment, information on our group governance, risk assessment and management, capital adequacy, and material intercompany transactions. On October 19, 2012, the Department, in cooperation with the other supervisory college regulators, published a notice of its determination that it is the appropriate group-wide supervisor for Chubb.

In September 2014, the Department, in consultation with other insurance regulatory bodies that oversee Chubb's insurance activities, convened the second College. Representatives from approximately ten jurisdictions attended the College in Philadelphia, Pennsylvania, during which the supervisors reviewed, without adverse comment, information on our group governance, compliance, risk assessment and management, and capital adequacy.

The Department has circulated an invitation to various regulators to participate in the third College to be held in Lafayette Hill, Pennsylvania in September 2016.
The following is an overview of regulations for our operations in Switzerland, the U.S., Bermuda, and other international locations.

Swiss Operations
The Swiss Financial Market Supervisory Authority (FINMA) has the discretion to supervise Chubb on a group-wide basis. However, FINMA acknowledges the Department's assumption of group supervision over us.

In 2008, we formed ACE Insurance (Switzerland) Limited which offers property and casualty insurance to Swiss companies, A&H insurance for individuals of Swiss Corporations as well as reinsurance predominantly in Continental Europe. We have also formed a reinsurance subsidiary named ACE Reinsurance (Switzerland) Limited, which we operate as primarily a provider of reinsurance to Chubb entities. Both companies are licensed and governed by FINMA.

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

All states have enacted legislation that regulates insurance holding companies. This legislation provides that each insurance company in the insurance holding company system (system) is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the system that may materially affect the operations, management, or financial condition of the insurers within the system. We are required to file an annual enterprise risk report with the Department, identifying the material risks within our system that could pose enterprise risk to the insurance subsidiaries in the system. All transactions within a system must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its system. In addition, certain transactions may not be consummated without the department's prior approval.

We are also required to file an annual summary report with the Department, reflecting our internal assessment of material risks associated with our current business plan and the sufficiency of our capital resources to support those risks.

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

From time to time, Chubb and its subsidiaries and affiliates receive inquiries from state agencies and attorneys general, with which we generally comply, seeking information concerning business practices, such as underwriting and non-traditional or loss mitigation insurance products. Moreover, many recent factors, such as consequences of and reactions to industry and economic conditions and focus on domestic issues, have contributed to the potential for change in the legal and regulatory framework applicable to Chubb's U.S. operations and businesses. We cannot assure that changes in laws or investigative or enforcement activities in the various states in the U.S. will not have a material adverse impact on our financial condition, results of operations, or business practices.

Bermuda Operations
The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance business of our Bermuda insurance subsidiaries and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (BMA). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants the BMA powers to supervise, investigate, and intervene in the affairs of insurance companies. Our Bermuda domiciled insurance subsidiaries must prepare annual statutory financial statements and file them with the BMA, and certain subsidiaries must file audited annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards (IFRS), or any such other generally accepted accounting principles as the BMA may recognize. These audited financials are made public by the BMA. The Insurance Act prescribes rules for the preparation and content of the statutory financial statements that require Chubb subsidiaries to give detailed information and analyses regarding premiums, claims, reinsurance, and investments.

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

During 2015, the European Insurance and Occupational Pensions Authority (EIOPA) completed its review of the BMA’s proposed supervisory regime with respect to Bermuda’s commercial insurers (i.e., those registered as Class 3A, 3B or 4, C, D or E).  EIOPA concluded that the BMA’s proposed supervisory regime was broadly equivalent to the European Union (EU) directive which provides new rules with respect to capital requirements, governance, risk management and disclosure for (re)insurers.  The EU directive is more commonly known as “Solvency II”.  EIOPA’s views on Bermuda’s Solvency II equivalence were formally adopted by the European Commission via a delegated act on November 26, 2015 (subject to a three-month review period by the European Parliament and European Council).  Once the delegated act comes into effect, the BMA’s revised supervisory regime will be effective retroactively to January 1, 2016.  Our Bermuda commercial (re)insurance subsidiaries would submit their first annual filings under the new requirements in 2017.  We do not believe the new regulations will have a material effect on our capital management strategies, results of operations or financial condition.

Other International Operations
The extent of insurance regulation varies significantly among the countries in which non-U.S. Chubb operations conduct business. While each country imposes licensing, solvency, auditing, and financial reporting requirements, the type and extent of the requirements differ substantially. For example:

•	in some countries, insurers are required to prepare and file monthly and/or quarterly financial reports, and in others, only annual reports;

•	some regulators require intermediaries to be involved in the sale of insurance products, whereas other regulators permit direct sales contact between the insurer and the customer;

•	the extent of restrictions imposed upon an insurer's use of local and offshore reinsurance vary;

•	policy form filing and rate regulation vary by country;

•	the frequency of contact and periodic on-site examinations by insurance authorities differ by country; and

•	regulatory requirements relating to insurer dividend policies vary by country.

Significant variations can also be found in the size, structure, and resources of the local regulatory departments that oversee insurance activities. Certain regulators prefer close relationships with all subject insurers and others operate a risk-based approach.

Chubb operates in some countries through subsidiaries and in some countries through branches of subsidiaries. Local capital requirements applicable to a subsidiary generally include its branches. Certain Chubb companies are jointly owned with local companies to comply with legal requirements for local ownership. Other legal requirements include discretionary licensing procedures, compulsory cessions of reinsurance, local retention of funds and records, data privacy and protection program requirements, and foreign exchange controls. Chubb's international companies are also subject to multinational application of certain U.S. laws.

There are various regulatory bodies and initiatives that impact Chubb in multiple international jurisdictions and the potential for significant impact on Chubb could be heightened as a result of recent industry and economic developments. In particular, the European Union's (EU) executive body, the European Commission, implemented a new capital adequacy and risk management regulations for the European insurance industry, known as Solvency II, which aims to establish a revised set of EU-wide capital requirements and risk management standards that replaced the Solvency I requirements. The Solvency II requirements were effective January 1, 2016 for our European operations.

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

Enterprise Risk Management
As an insurer, Chubb is in the business of profitably managing risk for its customers. Since risk management must permeate an organization conducting a global insurance business, we have an established Enterprise Risk Management (ERM) framework that is integrated into management of our businesses and is led by Chubb's senior management. As a result, ERM is a part of the day-to-day management of Chubb and its operations.
Our global ERM framework is broadly multi-disciplinary and its objectives include:

•
External Risks: identify, analyze, quantify, and where possible, mitigate significant external risks that could materially hamper the financial condition of Chubb and/or the achievement of corporate business objectives over the next 36 months;

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

Chubb Group's Risk and Underwriting Committee (RUC) reports to and assists the Chief Executive Officer in the oversight and review of the ERM framework which covers the processes and guidelines used to manage insurance risk, financial risk, strategic risk, and operational risk. The RUC is chaired by Chubb Group’s 's Chief Risk Officer and Chief Actuary. The RUC meets at least monthly, and is comprised of Chubb Group 's most senior executives, in addition to the Chair, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Investment Officer, Chief Claims Officer, General Counsel, President – North America Commercial and Personal Insurance, President – North America Major Accounts and Specialty Insurance, and Chief Underwriting Officer.

The RUC is assisted in its activities by Chubb's Enterprise Risk Unit (ERU) and Product Boards. The ERU is responsible for the collation and analysis of risk insight in two key areas. First, external information that provides insight to the RUC on existing or emerging risks that might significantly impact Chubb's key objectives and second, internal risk aggregations arising from Chubb's business writings and other activities such as investments and operations. The ERU is independent of the operating units and reports to our Chief Risk Officer and Chief Actuary. The Product Boards exist to provide oversight for products that we offer globally. A Product Board currently exists for each of Chubb's major product areas. Each Product Board is responsible for ensuring consistency in underwriting and pricing standards, identification of emerging issues, and guidelines for relevant accumulations.

Chubb's Chief Risk Officer and Chief Actuary also reports to the Board's Risk & Finance Committee, which helps execute the Board's supervisory responsibilities pertaining to ERM. The role of the Risk & Finance Committee includes evaluation of the integrity and effectiveness of our ERM procedures, systems, and information; governance on major policy decisions pertaining to risk aggregation and minimization; and assessment of our major decisions and preparedness levels pertaining to perceived material risks. The Audit Committee meets annually and on an as needed basis with the Risk & Finance Committee in order to exercise its duties under New York Stock Exchange Rules.
Others within the ERM structure contribute toward accomplishing Chubb's ERM objectives, including regional management, Corporate Underwriting, Internal Audit, Compliance, external consultants, and managers of our internal control processes and procedures.

Tax Matters
Refer to “Risk Factors”, under Item 1A and Note 1 n) and Note 8 to the Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Evan G. Greenberg	61	Chairman, President, Chief Executive Officer, and Director
John W. Keogh	51	Executive Vice Chairman and Chief Operating Officer; Chairman, Overseas General Insurance
Philip V. Bancroft	56	Executive Vice President and Chief Financial Officer
John J. Lupica	50	Vice Chairman; President, North America Major Accounts & Specialty Insurance
Joseph F. Wayland	58	Executive Vice President and General Counsel
Sean Ringsted	52	Chief Risk Officer and Chief Actuary
Timothy A. Boroughs	66	Chief Investment Officer
Paul J. Krump	56	Executive Vice President; President, North America Commercial and Personal Insurance
Juan C. Andrade	51	Executive Vice President; President, Overseas General Insurance

Evan G. Greenberg has been a director of Chubb Limited since August 2002. Mr. Greenberg was elected Chairman of the Board of Directors in May 2007. Mr. Greenberg became a director of The Coca-Cola Company in February 2011. Mr. Greenberg was appointed to the position of President and Chief Executive Officer of Chubb Limited in May 2004, and in June 2003, was appointed President and Chief Operating Officer of Chubb Limited. Mr. Greenberg was appointed to the position of Chief Executive Officer of ACE Overseas General in April 2002. He joined Chubb as Vice Chairman, Chubb Limited, and Chief Executive Officer of ACE Tempest Re in November 2001. Prior to joining Chubb, Mr. Greenberg was most recently President and Chief Operating Officer of American International Group (AIG), a position he held from 1997 until 2000.

John W. Keogh was appointed Executive Vice Chairman of Chubb Limited in November 2015. Mr. Keogh has served as Chief Operating Officer of Chubb Limited since July 2011 and Vice Chairman of Chubb Limited and ACE Group Holdings since August 2010. Mr. Keogh joined Chubb as Chief Executive Officer of Overseas General Insurance in April 2006 and became Chairman of Overseas General Insurance in August 2010. Prior to joining Chubb, Mr. Keogh served as Senior Vice President, Domestic General Insurance of AIG, and President and Chief Executive Officer of National Union Fire Insurance Company, AIG's member company that specializes in D&O and fiduciary liability coverages. Mr. Keogh joined AIG in 1986. He served in a number of other senior positions there including as Executive Vice President of AIG's Domestic Brokerage Group and as President and Chief Operating Officer of AIG's Lexington Insurance Company unit.

Philip V. Bancroft was appointed Chief Financial Officer of Chubb Limited in January 2002. For nearly 20 years, Mr. Bancroft worked for PricewaterhouseCoopers LLP. Prior to joining Chubb, he served as partner-in-charge of the New York Regional Insurance Practice. Mr. Bancroft had been a partner with PricewaterhouseCoopers LLP for ten years.

John J. Lupica was appointed President, North America Major Accounts & Specialty Insurance in January 2016, Vice Chairman of Chubb Limited and ACE Group Holdings in November 2013 and Chairman, Insurance - North America, in July 2011. Mr. Lupica had been Chief Operating Officer, Insurance - North America, since 2010 and President of ACE USA since 2006. He also previously served as Division President of ACE Professional Risk and ACE USA Regional Operations. Mr. Lupica joined ACE USA as Executive Vice President of Professional Risk in 2000. Prior to joining Chubb, he served as Senior Vice President for Munich-American Risk Partners, Inc. He also held various management positions at AIG.

Joseph F. Wayland was appointed Executive Vice President of Chubb Limited in January 2016, General Counsel and Secretary of Chubb Limited in July 2013.  Mr. Wayland joined Chubb from the law firm of Simpson Thacher & Bartlett LLP, where he was a partner since 1994. From 2010 to 2012, he served in the United States Department of Justice, first as Deputy Assistant Attorney General of the Antitrust Division, and was later appointed as the Acting Assistant Attorney General in charge of that division.

Sean Ringsted was appointed Chief Risk Officer and Chief Actuary of Chubb Limited in November 2008. Mr. Ringsted’s previous roles at Chubb include Chief Actuary for Chubb Group from 2004 to 2008, Executive Vice President and Chief Risk Officer for ACE Tempest Re from 2002 to 2004, and Senior Vice President and Chief Actuary for ACE Tempest Re from 1998 to 2002. Prior to joining Chubb, Mr. Ringsted was a consultant at Tillinghast-Towers Perrin.

Timothy A. Boroughs was appointed Chief Investment Officer of Chubb Group in June 2000. Prior to joining Chubb, Mr. Boroughs was Director of Fixed Income at Tudor Investment Corporation from 1997 to 2000, and Managing Partner and Director of Global Leveraged Investment Activity at Fischer Francis Trees & Watts from 1976 to 1997.

Paul J. Krump was appointed Executive Vice President, Chubb Group and President North America Commercial and Personal Insurance in January 2016. Prior to ACE Limited’s January 2016 acquisition of The Chubb Corporation, Mr. Krump was Chief Operating Officer of The Chubb Corporation, responsible for the company’s Commercial, Specialty, Personal and Accident & Health insurance lines; Claims; Global Field Operations; Information Technology; Human Resources; Communications; and External Affairs. Mr. Krump joined The Chubb Corporation in 1982 as a commercial underwriting trainee in the Minneapolis office. He held numerous headquarters and field positions in the United States and Europe, including President of Personal Lines and Claims and President of Commercial and Specialty Lines.
Juan C. Andrade was appointed Executive Vice President, Chubb Group and President, Overseas General Insurance in January 2016. Mr. Andrade joined Chubb in December 2010 to lead the global personal lines and small commercial property & casualty insurance businesses. In January 2013, he became the Chief Operating Officer for Overseas General Insurance. Prior to joining Chubb, Mr. Andrade was President and Chief Operating Officer of property & casualty operations for The Hartford Financial Services Group. He joined The Hartford in 2006 as head of the property & casualty claims organization.

ITEM 1A. Risk Factors
Factors that could have a material impact on our results of operations or financial condition are outlined below. Additional risks not presently known to us or that we currently deem insignificant may also impair our business or results of operations as they become known or as facts and circumstances change. Any of the risks described below could result in a significant or adverse effect on our results of operations or financial condition.

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

Included in our loss reserves are liabilities for latent claims such as A&E, which are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to exposure to asbestos products and environmental hazards. At December 31, 2015, gross A&E liabilities represented approximately 4.2 percent of our loss reserves. The estimation of these liabilities is subject to many complex variables including: the current legal environment; specific settlements that may be used as precedents to settle future claims; assumptions regarding trends with respect to claim severity and the frequency of higher severity claims; assumptions regarding the ability to allocate liability among defendants (including bankruptcy trusts) and other insurers; the ability of a claimant to bring a claim in a state in which they have no residency or exposure; the ability of a policyholder to claim the right to non-products coverage; whether high-level excess policies have the potential to be accessed given the policyholder's claim trends and liability situation; payments to unimpaired claimants; and the potential liability of peripheral defendants. Accordingly, the ultimate settlement of losses, arising from either latent or non-latent causes, may be significantly greater or less than the loss and loss expense reserves held at the balance sheet date. In particular the amount and timing of the settlement of our P&C liabilities are not determinate and our actual payments could be higher than contemplated in our loss reserves owing to the impact of insurance, judicial decisions, and/or social inflation. If our loss reserves are inadequate, we may be required to increase loss reserves at the time of the determination and our net income and capital may be reduced.

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

However, there are inherent limitations in all of these tactics and no assurance can be given that an event or series of events will not result in loss levels that could have an adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Additionally, various provisions of our policies, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. As a result, one or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have an adverse effect on our results of operations and financial condition.

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

There is no guarantee our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. Finally, we face some degree of counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability, or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on us. At December 31, 2015, we had $11.4 billion of reinsurance recoverables, net of reserves for uncollectible recoverables.

Certain active Chubb companies are primarily liable for A&E and other exposures they have reinsured to our inactive run-off company Century Indemnity Company (Century). At December 31, 2015, the aggregate reinsurance balances ceded by our active subsidiaries to Century were approximately $1.2 billion. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to its affiliates would be payable only after the payment in full of third party expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables. While we believe the intercompany reinsurance recoverables from Century are not impaired at this time, we cannot assure that adverse development with respect to Century's loss reserves, if manifested, will not result in Century's insolvency, which could result in our recognizing a loss to the extent of any uncollectible reinsurance from Century. This could have an adverse effect on our results of operations and financial condition.

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

Under reinsurance programs covering variable annuity guarantees, we assumed the risk of guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) associated with variable annuity contracts. Our GLB liability includes guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB). We ceased writing this business in 2007. Our net income is directly impacted by changes in the reserves calculated in connection with the reinsurance of GMDB and GLB liabilities. In addition, our net income is directly impacted by the change in the fair value of the GLB liability. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models which require considerable judgment and are subject to significant uncertainty. Refer to the “Critical Accounting Estimates – Guaranteed living benefits (GLB) derivatives” under Item 7 and “Quantitative and Qualitative Disclosures about Market Risk – Reinsurance of GMDB and GLB guarantees” under Item 7A for additional information on the assumptions used in this program. We view our variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance, with the probability of long-term economic loss relatively small at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income.

Payment of obligations under surety bonds could have an adverse effect on our results of operations.
The surety business tends to be characterized by infrequent but potentially high severity losses. The majority of our surety obligations are intended to be performance-based guarantees. When losses occur, they may be mitigated, at times, by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries. We have substantial commercial and construction surety exposure for current and prior customers. In that regard, we have exposures related to surety bonds issued on behalf of companies that have experienced or may experience deterioration in creditworthiness. If the financial condition of these companies were adversely affected by the economy or otherwise, we may experience an increase in filed claims and may incur high severity losses, which could have an adverse effect on our results of operations.

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
We market our insurance and reinsurance worldwide primarily through independent insurance agents and insurance and reinsurance brokers. Accordingly, our business is dependent on the willingness of these agents and brokers to recommend our products to their customers, who may also promote and distribute the products of our competitors. Deterioration in relationships with our agent and broker distribution network or their increased promotion and distribution of our competitors' products could adversely affect our ability to sell our products. Loss of all or a substantial portion of the business provided by one or more of these brokers could have an adverse effect on our business.

Financial

Our investment performance may affect our financial results and ability to conduct business.
Our investment assets are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Risk & Finance Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks and risks inherent in individual securities. Interest rates are highly sensitive to many factors, including inflation, monetary and fiscal policies, and domestic and international political conditions. The volatility of our losses may force us to liquidate securities, which may cause us to incur capital losses. Realized and unrealized losses in our investment portfolio would reduce our book value, and if significant, can affect our ability to conduct business.

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

Our fixed income portfolio is primarily invested in high quality, investment-grade securities. A smaller portion of the portfolio, approximately 11 percent at December 31, 2015, is invested in below investment-grade securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk and may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness (such as recession), we may experience credit or default losses in our portfolio, which could adversely affect our results of operations and financial condition.

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
If our reinsurance liabilities increase, including in our property & casualty and variable annuity reinsurance businesses, we may be required to post additional collateral for insurance company clients. In addition, regulatory changes sometimes affect our obligations to post collateral. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our net income and liquidity and capital resources.

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
Chubb Limited is a holding company and does not have any significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries. Dividends and other permitted distributions from our insurance subsidiaries are our primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends to our shareholders. Some of our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our insurance subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders and/or meet our debt service obligations.

Our operating results and shareholders' equity may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. In general, we match assets and liabilities in local currencies. Where possible, capital levels in local currencies are limited to satisfy minimum regulatory requirements and to support local insurance operations. The principal currencies creating foreign exchange risk are the British pound sterling, the euro, the Mexican peso, the Brazilian real, the Korean won, the Canadian dollar, the yen, the Thailand baht, and the Australian dollar. At December 31, 2015, approximately 23.6 percent of our net assets were denominated in foreign currencies. We may experience losses resulting from fluctuations in the values of non-U.S. currencies, which could adversely impact our results of operations and financial condition.

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

Regulators in countries where we have operations are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company supervision, including with respect to group supervision and solvency requirements. The IAIS is developing a common framework to supervise internationally active insurance groups, such as Chubb, known as Com Frame. As part of Com Frame, the IAIS has announced plans to develop an international capital standard for insurance groups. The details of Com Frame including this global capital standard and its applicability to Chubb are uncertain at this time. In addition, the European Union (EU) has implemented a new capital and risk management regime known as Solvency II that applies to our businesses across the EU, which became effective January 1, 2016. Chubb businesses are also subject to the requirements of the Swiss Financial Market Supervisory Authority (FINMA) whose regulations include Swiss Solvency Tests. There are also Risk Based Capital Requirements in the U.S. which are also subject to revision in response to global developments. While it is not certain how or if these actions will impact Chubb, we do not currently expect that our capital management strategies, results of operations and financial condition will be materially affected by these regulatory changes.

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
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks and those of third-party service providers. Our business depends on effective information security and systems and the integrity and timeliness of the data our information systems use to run our business. Our ability to adequately price products and services, to establish reserves, to provide effective, efficient and secure service to our customers, to value our investments and to timely and accurately report our financial results also depends significantly on the integrity and availability of the data we maintain, including that within our information systems, as well as data in and assets held through third-party service providers and systems. In an effort to ensure the integrity of such data, we implement new security measures and systems, including the use of confidential intellectual property, and improve or upgrade our existing security measures and systems on a continuing basis. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and we endeavor to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other events that could have security consequences (each, a Security Event). In some cases, such events may not be immediately detected. As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. Like other global companies, we have from time to time experienced Security Events, none of which had, individually or in the aggregate, an adverse impact on our business, results of operations, or financial condition. If additional Security Events occur, these events may jeopardize Chubb's or its clients' or counterparties' confidential and other information processed and stored within Chubb, and transmitted through its computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in Chubb's, its clients', its counterparties', or third parties' operations, or result in data loss or loss of assets which could result in significant losses, reputational damage or an adverse effect on our operations and critical business functions. Chubb may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses that are either not insured against or not fully covered by insurance maintained.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and regulations in jurisdictions outside the U.S. governing the protection of personal and confidential information of our clients or employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

Despite the contingency plans and facilities we have in place and our efforts to observe the regulatory requirements surrounding information security, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions. This may include a disruption involving electrical, communications, transportation, or other services used by Chubb. If a disruption occurs in one location and Chubb employees in that location are unable to occupy our offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

We use analytical models to assist our decision making in key areas such as underwriting, claims, reserving, and catastrophe risks but actual results could differ materially from the model outputs and related analyses.
We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk) and to maintain competitive advantage. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have an adverse effect on our results of operations and financial condition.

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
Acquisitions, such as our acquisition of The Chubb Corporation (Chubb Corporation) through a merger (the Chubb acquisition), involve numerous operational, strategic, financial, accounting, legal, tax, and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of acquired businesses’ internal controls over financial reporting. Difficulties in integrating an acquired company, along with its personnel, may result in the acquired company performing differently than we expected, in operational challenges or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. In addition, goodwill and intangible assets recorded in connection with insurance company acquisitions may be impaired if premium growth, underwriting profitability, agency retention and policy persistency, among other factors, differ from expectations.

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
Chubb Limited and our non-U.S. subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that Chubb Limited or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. If Chubb Limited or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case our results of operations and our shareholders' investments could be adversely affected.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given Chubb Limited and its Bermuda insurance subsidiaries a written assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain, or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax would not be applicable to those companies or any of their respective operations, shares, debentures, or other obligations until March 31, 2035, except insofar as such tax would apply to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. We cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035.

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
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the integrity and management of the applicant's Board of Directors and executive officers, the acquirer's plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer. Because a person acquiring 10 percent or more of our Common Shares would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Laws of other jurisdictions in which one or more of our existing subsidiaries are, or a future subsidiary may be, organized or domiciled may contain similar restrictions on the acquisition of control of Chubb.

While our Articles of Association limit the voting power of any shareholder to less than 10 percent, we cannot assure that the applicable regulatory body would agree that a shareholder who owned 10 percent or more of our Common Shares did not, because of the limitation on the voting power of such shares, control the applicable insurance subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Chubb, including transactions that some or all of our shareholders might consider to be desirable.

Shareholder voting requirements under Swiss law may limit our flexibility with respect to certain aspects of capital management.
Swiss law allows our shareholders to authorize share capital which can be issued by the Board of Directors without shareholder approval but this authorization must be renewed by the shareholders every two years. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of stock as permitted in other jurisdictions. Swiss law also reserves for approval by shareholders many corporate actions over which the Board of Directors had authority prior to our redomestication to Switzerland. For example, dividends must be approved by shareholders. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on Chubb, we cannot assure that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

Chubb Limited is a Swiss company; it may be difficult to enforce judgments against it or its directors and executive officers.
Chubb Limited is incorporated pursuant to the laws of Switzerland. In addition, certain of our directors and officers reside outside the U.S. and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the U.S. As such, it may be difficult or impossible to effect service of process within the U.S. upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

Chubb has been advised by its Swiss counsel that there is doubt as to whether the courts in Switzerland would enforce:

•	judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws obtained in actions against it or its directors and officers, who reside outside the U.S.; or

•	original actions brought in Switzerland against these persons or Chubb predicated solely upon U.S. federal securities laws.

Chubb has also been advised by its Swiss counsel that there is no treaty in effect between the U.S. and Switzerland providing for this enforcement and there are grounds upon which Swiss courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as contrary to that nation's public policy.

Under Swiss law, if we need to raise equity capital at a time when our share price is below the par value of our shares, the equity issuance could be delayed by the need to obtain shareholder approval, which cannot be assured.
As of December 31, 2015, the par value of our Common Shares is CHF 24.15 per share. Under Swiss law, we generally may not issue registered shares below their par value. In the event there is a need to raise common equity capital at a time when the trading price of our registered shares is below our par value, we will need to obtain approval of our shareholders to decrease the par value of our registered shares. We cannot assure that we would be able to obtain such shareholder approval. Furthermore, obtaining shareholder approval would require filing a preliminary proxy statement with the SEC and convening a meeting of shareholders which would delay any capital raising plans. Furthermore, any reduction in par value would decrease our ability to pay dividends as a repayment of share capital which is not subject to Swiss withholding tax. See “Shareholders may be subject to Swiss withholding taxes on the payment of dividends” for additional information.

Shareholders may be subject to Swiss withholding taxes on the payment of dividends.
Our dividends are generally subject to a Swiss withholding tax at a rate of 35 percent; however, payment of a dividend in the form of a par value reduction or qualifying capital contribution reserves reduction is not subject to Swiss withholding tax. We have previously obtained shareholder approval for dividends to be paid in such form. We currently intend to recommend to shareholders that they annually approve the payment of dividends in such form but we cannot assure that our shareholders will continue to approve a reduction in such form each year or that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding tax rules will not be changed in the future. We estimate we would be able to pay dividends in such form, and thus exempt from Swiss withholding tax until 2028–2033. This range may vary depending upon changes in annual dividends, special dividends, fluctuations in U.S. dollar/Swiss franc exchange rates, changes in par value or qualifying capital contribution reserves or changes or new interpretations to Swiss corporate or tax law or regulations.

Under certain circumstances, U. S. shareholders may be subject to adverse U.S. federal income tax consequences.
Under certain circumstances, a U.S. person who owns 10 percent or more of the voting power of a foreign corporation that is a “controlled foreign corporation” (CFC) (a foreign corporation in which 10 percent U.S. shareholders own more than 50 percent of the voting power or value of the stock of a foreign corporation or more than 25 percent of certain foreign insurance corporations) for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes such "10 percent U.S. Shareholder's" pro rata share of the CFC's "subpart F income". We believe that because of the dispersion of our share ownership, provisions in our organizational documents that limit voting power, and other factors, no U.S. person who acquires shares of Chubb Limited directly or indirectly through one or more foreign entities should be required to include any subpart F income in income under the CFC rules of U.S. tax law. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge, in which case a U.S. person's investment in 10 percent or more of Chubb Limited's stock could be adversely affected.

Separately, any U.S. persons who hold shares may be subject to U.S. federal income taxation at ordinary income tax rates on their proportionate share of our Related Person Insurance Income (RPII). If the RPII of any of our non-U.S. insurance subsidiaries (each a "Non-U.S. Insurance Subsidiary") were to equal or exceed 20 percent of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through foreign entities 20 percent or more of the voting power or value of Chubb Limited, then a U.S. person who owns any shares of Chubb Limited (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in his or her income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the entire taxable year. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. We believe that the gross RPII of each Non-U.S. Insurance Subsidiary did not in prior years of operation and is not expected in the foreseeable future to equal or exceed 20 percent of each such company's gross insurance income. Likewise, we do not expect the direct or indirect insureds of each Non-U.S. Insurance Subsidiary (and persons related to such insureds) to directly or indirectly own 20 percent or more of either the voting power or value of our shares. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, any U.S. person’s investment in Chubb Limited could be adversely affected.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. This generally would be the case if either we are a CFC and the tax-exempt shareholder is a 10 percent U.S. shareholder or there is RPII, certain exceptions do not apply, and the tax-exempt organization, directly or indirectly through foreign entities, owns any shares of Chubb Limited. Although we do not believe that any U.S. tax-exempt organization should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their tax advisors.

U.S. persons who hold shares will be subject to adverse tax consequences if we are considered to be a Passive Foreign Investment Company (PFIC) for U.S. federal income tax purposes.
If Chubb Limited is considered a PFIC for U.S. federal income tax purposes, a U.S. person who holds Chubb Limited shares will be subject to adverse U.S. federal income tax consequences in which case their investment could be adversely affected. In addition, if Chubb Limited were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure, however, that we will not be deemed a PFIC by the IRS. The IRS issued proposed regulations regarding the application of the PFIC provisions to an insurance company, and final regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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

Risks Relating to the Chubb Acquisition
We have incurred, and will continue to incur, significant integration-related costs in connection with the Chubb Acquisition.
We have incurred and will continue to incur substantial expenses in connection with the Chubb acquisition.
We expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. These non-recurring expenses will include, among others, severance and benefit costs, employee retention costs, filing fees, and legal and professional fees.
We also will incur fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred as of a result of the Chubb acquisition and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
These costs described above, as well as other unanticipated costs and expenses, could have an adverse effect on our financial condition and results of operations.

We may fail to realize all of the anticipated benefits of the Chubb Acquisition.
The success of the Chubb acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses. The anticipated benefits and cost savings of the Chubb acquisition may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may result in the loss of key employees from both legacy ACE and Chubb Corporation, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Chubb acquisition that were not discovered in the course of performing due diligence.

Chubb’s results will suffer if it does not effectively manage its expanded operations following the Chubb Acquisition.
Our success will depend, in part, on our ability to manage the expanded business following the merger, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Chubb Corporation into our existing business in an efficient and timely manner, to combine systems and management controls, and to integrate relationships with customers, vendors, and business partners.

The effective tax rate that will apply to Chubb is uncertain and may vary from expectations.
There can be no assurance that the Chubb acquisition will allow us to maintain any particular worldwide effective corporate tax rate. No assurances can be given as to what our company's effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where it operates. Our company’s actual effective tax rate may vary from its expectations and that variance may be material.
If Section 7874 of the Internal Revenue Code were to apply as a result of the Chubb Acquisition, then we may be required to pay substantial additional U.S. federal income taxes going forward.
Section 7874 of the Internal Revenue Code of 1986, as amended (the Code) would apply if, (i) the percentage (by vote and value) of Chubb common shares considered to be held by former Chubb Corporation shareholders immediately after the Chubb acquisition by reason of holding Chubb Corporation common stock as calculated for Section 7874 purposes (the Section 7874 Percentage) is at least 60 percent, and (ii) the expanded affiliated group that includes Chubb does not have substantial business activities in Switzerland. Determining the Section 7874 Percentage is complex and, with respect to the Chubb acquisition, subject to factual and legal uncertainties, including the uncertain scope and application of possible regulatory action under Section 7874 announced by the IRS and the U.S. Treasury Department in Notices 2014-52 and 2015-79.
If the Section 7874 Percentage were determined to be at least 60 percent, several limitations could apply to us. For example, we would be prohibited from using certain net operating losses, foreign tax credits or other tax attributes, if any, to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following the Chubb acquisition or any income received or accrued during such period by reason of a license of any property by the U.S. corporation to a foreign related person. In addition, the IRS has announced that it intends to promulgate new rules, which may limit the ability to engage in certain restructuring transactions relating to the non-U.S. members of the Chubb Group after the Chubb acquisition. Additionally, recent legislative, regulatory and treaty proposals in the United States would impose certain earnings stripping limitations and reduce potential tax treaty benefits with respect to Chubb and its affiliates if the Section 7874 Percentage is calculated to be at least 60 percent.
Section 7874 is not expected to apply as a result of the Chubb acquisition because the former Chubb Corporation shareholders received less than 60 percent of the legacy ACE common shares (by vote or value) by reason of holding Chubb Corporation common stock. However, it is possible that there could be a change in law under Section 7874 or otherwise (including the promulgation of regulations announced by the IRS and the U.S. Treasury Department in Notices 2014-52 and 2015-79) that could, prospectively or retroactively, adversely affect Chubb and its affiliates.

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

ITEM 3. Legal Proceedings
The information required with respect to Item 3 is included in Note 10 h) to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

ITEM 4. Mine Safety Disclosures
Item not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Shares have been listed on the New York Stock Exchange since March 25, 1993, with a current par value of CHF 24.15 per share. The trading symbol for our Common Shares is "CB."

Quarterly Stock Information
The following table sets forth the high and low closing sales prices of our Common Shares per fiscal quarter, as reported on the New York Stock Exchange Composite Tape, and cash dividends on Common Shares:

	2015				2014
			Dividends				Dividends
Quarter Ending	High	Low	USD	CHF	High	Low	USD		CHF
March 31	$115.00	$107.96	$0.65	0.62	$101.70	$92.19	$0.75	(1)	0.65
June 30	$112.37	$101.60	$0.67	0.62	$105.32	$97.61	$0.65		0.58
September 30	$111.13	$99.72	$0.67	0.65	$107.39	$99.95	$0.65		0.61
December 31	$119.47	$102.29	$0.67	0.67	$117.58	$102.92	$0.65		0.63

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

We have paid dividends each quarter since we became a public company in 1993. Following Chubb's redomestication to Switzerland, our dividends have been distributed primarily by way of a par value reduction. However, at our May 2015 annual general meeting, our shareholders approved an annual dividend to be paid by way of a distribution from capital contribution reserves (Additional paid-in capital) through the transfer of dividends from Additional paid-in capital to Retained earnings (free reserves). This methodology was also used for the dividend increase approved by our shareholders on January 10, 2014.

Chubb Limited is a holding company whose principal sources of income are investment income and dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to us and our ability to pay dividends to our shareholders are each subject to legal and regulatory restrictions. The recommendation and payment of future dividends will be based on the determination of the Board of Directors (Board) and will be dependent upon shareholder approval, profits and financial requirements of Chubb and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. Refer to Part I, Item 1A and Part II, Item 7 for additional information.

The last reported sale price of the Common Shares on the New York Stock Exchange Composite Tape on February 12, 2016 was $114.31.

The number of record holders of Common Shares as of February 12, 2016 was 7,893. This is not the actual number of beneficial owners of Chubb's Common Shares since most of our shareholders hold their shares through a stockbroker, bank or other nominee rather than directly in their own name. This number of record holders includes the beneficial owners of the shares issued in connection with The Chubb Corporation acquisition.

Refer to Part III, Item 12 for information relating to compensation plans under which equity securities are authorized for issuance.

Issuer's Repurchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plan(2)
October 1 through October 31	1,923	$106.07	$766	million
November 1 through November 30	782	$113.63	$766	million
December 1 through December 31	2,225	$116.27	—		(2)
Total	4,930

(1)
This column includes activity related to the surrender to Chubb of common shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2)	There are no outstanding share repurchase authorizations at December 31, 2015.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on Chubb's Common Shares from December 31, 2010, through December 31, 2015, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2011, 2012, 2013, 2014, and 2015, of a $100 investment made on December 31, 2010, with all dividends reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Chubb Limited	$100	$114	$134	$177	$203	$212
S&P 500 Index	$100	$102	$118	$157	$178	$181
S&P 500 P&C Index	$100	$100	$120	$166	$192	$210

ITEM 6. Selected Financial Data

(in millions, except per share data and percentages)	2015	2014	2013	2012	2011
Operations data:
Net premiums earned – excluding Life segment	$15,266	$15,464	$14,708	$13,761	$13,528
Net premiums earned – Life segment	1,947	1,962	1,905	1,916	1,859
Total net premiums earned	17,213	17,426	16,613	15,677	15,387
Net investment income	2,194	2,252	2,144	2,181	2,242
Losses and loss expenses	9,484	9,649	9,348	9,653	9,520
Policy benefits	543	517	515	521	401
Policy acquisition costs and administrative expenses	5,211	5,320	4,870	4,542	4,540
Net income	2,834	2,853	3,758	2,706	1,540
Weighted-average shares outstanding – diluted	329	339	344	343	341
Diluted earnings per share	$8.62	$8.42	$10.92	$7.89	$4.52
Balance sheet data (at end of period):
Total investments	$66,251	$62,904	$60,928	$60,264	$55,676
Total assets	102,366	98,248	94,510	92,545	87,321
Net unpaid losses and loss expenses	26,562	27,008	26,831	26,547	25,875
Net future policy benefits	4,620	4,537	4,397	4,229	4,025
Long-term debt	9,447	3,357	3,807	3,360	3,360
Trust preferred securities	309	309	309	309	309
Total liabilities	73,231	68,661	65,685	65,014	62,989
Shareholders' equity	29,135	29,587	28,825	27,531	24,332
Book value per share	$89.77	$90.02	$84.83	$80.90	$72.22
Selected data:
Loss and loss expense ratio (1)	58.1%	58.7%	59.6%	65.7%	66.0%
Underwriting and administrative expense ratio (2)	29.2%	29.4%	28.4%	28.2%	28.7%
Combined ratio (3)	87.3%	88.1%	88.0%	93.9%	94.7%
Net loss reserves to capital and surplus ratio (4)	107.0%	106.6%	108.3%	111.8%	122.9%
Cash dividends per share (5)	$2.66	$2.70	$2.02	$2.06	$1.38

(1)
The loss and loss expense ratio is calculated by dividing Losses and loss expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Losses and loss expenses for the Life segment were $601 million, $589 million, $582 million, $611 million, and $593 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(2)
The underwriting and administrative expense ratio is calculated by dividing the Policy acquisition costs and administrative expenses, excluding the Life segment, by Net premiums earned – excluding Life segment. Policy acquisition costs and administrative expenses for the Life segment were $767 million, $763 million, $701 million, $662 million, and $656 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(3)	The combined ratio is the sum of loss and loss expense ratio and the underwriting and administrative expense ratio.

(4)	The net loss reserves to capital and surplus ratio is calculated by dividing the sum of the Net unpaid losses and loss expenses and Net future policy benefits by Shareholders' equity.

(5)
Cash dividends per share in 2014 and 2012 include a $0.12 per share increase related to the fourth quarter 2013 and 2011 dividend installments, approved by our shareholders on January 10, 2014 and January 9, 2012, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the year ended December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and related Notes, under Item 8 of this Form 10-K.

All comparisons in this discussion are to the corresponding prior year unless otherwise indicated.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks, uncertainties, and other factors that could, should potential events occur, cause actual results to differ materially from such statements. These risks, uncertainties, and other factors, which are described in more detail under Part I, Item 1A, under Risk Factors, starting on page 19 and elsewhere herein and in other documents we file with the U.S. Securities and Exchange Commission (SEC), include but are not limited to:

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

•	risks and uncertainties relating to our the acquisition of The Chubb Corporation including our ability to successfully integrate the acquired company;

•	risks associated with being a Swiss corporation, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	the adequacy of collateral supporting funded high deductible programs;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions, for example, recession;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

•
the ability of our technology resources, including information systems and security, to perform as anticipated such as with respect to preventing material information technology failures or third-party infiltrations or hacking resulting in consequences adverse to Chubb or its customers or partners; and

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

Overview
Through December 31, 2015, we operated through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For more information on our segments refer to “Segment Information” under Item 1.

We have grown our business through increased premium volume, expansion of product offerings and geographic reach, and acquisitions of other companies. Acquisitions in 2015, 2014, and 2013 are as follows:

•	Insurance – North American P&C: the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S. (April 1, 2015).

•	Insurance – Overseas General:

•	The large corporate account property and casualty (P&C) insurance business of Itaú Seguros (Itaú Seguros) (October 31, 2014);

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

On January 14, 2016, we completed the acquisition of The Chubb Corporation (Chubb acquisition), a leading provider of middle-market commercial, specialty, surety, and personal insurance. Together, we expect the combined company, which operates under the Chubb brand, to be a global leader in commercial, specialty, and personal P&C insurance. The financial condition of the combined company, results of operations, liquidity, and capital resources are expected to materially change in 2016 and subsequent years.

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

We are organized along a profit center structure by line of business and territory that does not necessarily correspond to corporate legal entities. Profit centers can access various legal entities, subject to licensing and other regulatory rules. Profit centers are expected to generate underwriting income and appropriate risk-adjusted returns. Our corporate structure has facilitated the development of management talent by giving each profit center's senior management team the necessary autonomy within underwriting authorities to make operating decisions and create products and coverages needed by its target customer base. We are focused on delivering underwriting profit by only writing policies which we believe adequately compensate us for the risk we accept.

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

Financial Highlights for the Year Ended December 31, 2015

•	Net income was $2,834 million compared with $2,853 million last year.

•
Total company net premiums written decreased 0.5 percent (increased 5.1 percent in constant dollars). Net premiums written included $252 million from the transfer of the Fireman's Fund in-force business at the time of the transaction and will be non-recurring in 2016.

•	P&C combined ratio was 87.4 percent compared with 87.7 percent in 2014. The GAAP combined ratio was 87.3 percent compared with 88.1 percent in 2014.

•	The current accident year P&C combined ratio excluding catastrophe losses was 88.8 percent compared with 89.3 percent in 2014.

•	The P&C expense ratio was 29.2 percent compared with 29.4 percent in 2014.

•
Total pre-tax and after-tax catastrophe losses including reinstatement premiums were $322 million (2.1 percentage points of the combined ratio) and $272 million, respectively, compared with $288 million (1.8 percentage points of the combined ratio) and $249 million, respectively, in 2014.

•
Favorable prior period development pre-tax and after-tax were $546 million (3.5 percentage points of the combined ratio) and $474 million, respectively, compared with $527 million (3.4 percentage points of the combined ratio) and $459 million, respectively, in 2014.

•	Operating cash flow was $3.9 billion compared with $4.5 billion in 2014. Refer to “Liquidity” for additional information on our cash flows.

•	Net investment income was $2.2 billion compared with $2.3 billion in 2014, down 2.6 percent, primarily reflecting the negative impact of foreign exchange of $49 million.

•
Shareholders' equity declined during the year, as net income was more than offset by the negative impact of unrealized losses in our investment portfolio and unfavorable foreign currency movement, together totaling $2 billion, after-tax, dividends on common shares, and share repurchases during the year.

•
The acquisition of The Chubb Corporation (Chubb acquisition) for $29.5 billion was completed on January 14, 2016, and included $14.3 billion in cash (including proceeds from the issuance of $5.3 billion of senior notes in November 2015) and $15.2 billion in newly issued stock. In addition, we assumed outstanding equity awards to employees and directors with an attributed value of approximately $340 million.

•
Integration expenses related to the Chubb acquisition were $33 million, pre-tax, or $23 million, after-tax, in 2015 and include legal and professional fees and all costs directly related to the integration activities of the Chubb acquisition.

All divisions contributed positively to net income in 2015, driven by excellent underwriting results resulting in a record low combined ratio and strong investment income, despite the adverse impact of foreign exchange. On a constant-dollar basis, net premiums written grew over 5 percent, primarily in North America, Latin America, and Asia, and Net investment income declined less than one percent, despite historic low interest rates.

We completed the acquisition of the Fireman’s Fund high net worth personal lines business in the U.S. and launched ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. We own approximately 11.3 percent of the common equity of ABR Re's holding company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re. We also closed on our acquisition of The Chubb Corporation in January 2016 creating what we expect to be a global leader, operating under the Chubb brand, in commercial P&C for customers of many sizes, a premier provider of personal lines to high net worth individuals and families in the U.S., and a global leader in professional lines, commercial, specialty, and A&H. Our growth plans include new product capabilities into the middle market and agency channels. With respect to 2016 earnings of the combined entities, we estimate an investment income run rate for a full quarter of approximately $810 million to $825 million. We are now executing a detailed integration road map globally with integration plans on track including expense and growth-related initiatives. Our expected expense synergy target at this time for the Chubb acquisition is a $650 million annual run rate by the end of 2018. Our current estimate of integration costs is $535 million with an additional $100 million in branding-related expenses. We plan to update these estimates at the end of the first quarter of 2016.

Critical Accounting Estimates
Our consolidated financial statements include amounts that, either by their nature or due to requirements of generally accepted accounting principles in the U.S. (GAAP), are determined using best estimates and assumptions. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented. We believe the items that require the most subjective and complex estimates are:

•	unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves;

•	future policy benefits reserves;

•	the valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;

•	the assessment of risk transfer for certain structured insurance and reinsurance contracts;

•	reinsurance recoverable, including a provision for uncollectible reinsurance;

•	the valuation of our investment portfolio and assessment of other-than-temporary impairments (OTTI);

•	the valuation of deferred tax assets;

•	the valuation of derivative instruments related to guaranteed living benefits (GLB); and

•	the assessment of goodwill for impairment.

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

Unpaid losses and loss expenses
As an insurance and reinsurance company, we are required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. At December 31, 2015, our gross unpaid loss and loss expense reserves were $37.3 billion and our net unpaid loss and loss expense reserves were $26.6 billion. With the exception of certain structured settlements, for which the timing and amount of future claim payments are reliably determinable, and certain reserves for unsettled claims that are discounted in statutory filings, our loss reserves are not discounted for the time value of money. In connection with such structured settlements and certain reserves for unsettled claims, we carried net discounted reserves of $92 million and $111 million at December 31, 2015 and 2014, respectively.

The following table presents a roll-forward of our unpaid losses and loss expenses:

	December 31, 2015			December 31, 2014
(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance, beginning of year	$38,315	$11,307	$27,008	$37,443	$10,612	$26,831
Losses and loss expenses incurred	12,541	3,057	9,484	12,748	3,099	9,649
Losses and loss expenses paid	(12,914)	(3,249)	(9,665)	(12,409)	(3,174)	(9,235)
Other (including foreign exchange translation)	(1,056)	(374)	(682)	(835)	(278)	(557)
Losses and loss expenses acquired	417	—	417	1,368	1,048	320
Balance, end of year	$37,303	$10,741	$26,562	$38,315	$11,307	$27,008

(1)	Net of provision for uncollectible reinsurance.
The estimate of the liabilities includes provisions for claims that have been reported but are unpaid at the balance sheet date (case reserves) and for obligations on claims that have been incurred but not reported (IBNR) at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves. Loss reserves also include an estimate of expenses associated with processing and settling unpaid claims (loss expenses). Our loss reserves comprise approximately 85 percent casualty-related business, which typically encompasses long-tail risks and other risks where a high degree of judgment is required (see discussion below on reserving for long-tail business).

The following table segregates loss reserves by three broad line of business groupings: property and all other, casualty, and A&H (or personal accident). In the table, loss expenses are defined to include unallocated and allocated loss adjustment expenses.

	December 31, 2015			December 31, 2014
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Property and all other
Case reserves	$3,354	$1,707	$1,647	$4,110	$1,959	$2,151
Loss expenses	269	66	203	216	58	158
IBNR reserves	2,367	858	1,509	2,095	792	1,303
Subtotal	5,990	2,631	3,359	6,421	2,809	3,612
Casualty
Case reserves	8,845	2,240	6,605	9,071	2,210	6,861
Loss expenses	3,790	1,230	2,560	3,881	1,348	2,533
IBNR reserves	17,762	4,470	13,292	17,914	4,672	13,242
Subtotal	30,397	7,940	22,457	30,866	8,230	22,636
A&H
Case reserves	361	42	319	417	85	332
Loss expenses	28	6	22	28	7	21
IBNR reserves	527	122	405	583	176	407
Subtotal	916	170	746	1,028	268	760
Total
Case reserves	12,560	3,989	8,571	13,598	4,254	9,344
Loss expenses	4,087	1,302	2,785	4,125	1,413	2,712
IBNR reserves	20,656	5,450	15,206	20,592	5,640	14,952
Total	$37,303	$10,741	$26,562	$38,315	$11,307	$27,008

The process of establishing loss reserves for property and casualty claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments based on circumstances underlying the insured loss known at the date of accrual. For example, the reserves established for high excess casualty claims, asbestos and environmental claims, claims from major catastrophic events or for our various product lines each require different assumptions and judgments to be made. Necessary judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methods are developed, or as laws change. Hence, ultimate loss payments may differ from the estimate of the ultimate liabilities made at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results, adversely if our estimates increase and favorably if our estimates decrease. The potential for variation in loss reserve estimates is impacted by numerous factors, which we discuss below (see also the section on reserving for long-tail business). Reserve estimates for casualty lines are particularly uncertain given the lengthy reporting patterns and corresponding need for IBNR.

Case reserves for those claims reported by insureds or ceding companies to us prior to the balance sheet date, and where we have sufficient information, are determined by our claims personnel as appropriate based on the circumstances of the claim(s), standard claim handling practices, and professional judgment. Furthermore, for our Brandywine run-off operations and our assumed reinsurance operation, Global Reinsurance, we may adjust the case reserves as notified by the ceding company via use of an additional case reserve if the judgment of our respective claims department differs from that of the cedant (see also the Assumed reinsurance section below).

With respect to IBNR reserves, and those claims that have been incurred but not reported prior to the balance sheet date, there is, by definition, limited actual information to form the case reserve estimate and reliance is placed upon historical loss experience and actuarial methods to estimate the ultimate loss obligations and the corresponding amount of IBNR. IBNR reserve estimates are generally calculated by first projecting the ultimate amount of losses for a product line and subtracting paid losses and case reserves for reported claims. The judgments involved in projecting the ultimate losses may pertain to the use and interpretation of various standard actuarial reserving methods that place reliance on the extrapolation of actual historical data, loss development patterns, industry data, and other benchmarks as appropriate. The estimate of the required IBNR reserve also requires judgment by actuaries and management to reflect the impact of more contemporary and subjective factors, both qualitative and quantitative. Among some of these factors that might be considered are changes in business mix or volume, changes in ceded reinsurance structures, changes in claims handling practices, reported and projected loss trends, inflation, the legal environment, and the terms and conditions of the contracts sold to our insured parties.

Determining management's best estimate
Our recorded reserves represent management's best estimate of the provision for unpaid claims as of the balance sheet date. Management's best estimate is developed after collaboration with actuarial, underwriting, claims, legal, and finance departments and culminates with the input of reserve committees. Each business unit reserve committee includes the participation of the relevant parties from actuarial, finance, claims, and unit senior management and has the responsibility for finalizing, recommending and approving the estimate to be used as management's best estimate. Reserves are further reviewed by Chubb's Chief Actuary and senior management. The objective of such a process is to determine a single estimate that we believe represents a better estimate than any other and which is viewed by management to be the best estimate of ultimate loss settlements.

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
We do not calculate ranges of loss reserve estimates for our individual loss reserve studies, given the lack of robust statistical approaches and the limited usefulness for such information in decision making. Determining such ranges is a complex and uncertain process, and such ranges generally do not capture the potential changes in external and internal circumstances between the balance sheet date and the final settlement date that may impact the ultimate value of loss. While we believe that our recorded reserves are reasonable and represent management's best estimate for each product line as of the current valuation date, future changes to our view of the ultimate liabilities are possible. A five percent change in our net loss reserves equates to $1.3 billion and represents five percent of shareholders' equity at December 31, 2015. Historically our reserves, at times, have developed in excess of 10 percent of recorded amounts. Refer to “Analysis of Losses and Loss Expenses Development”, under Item 1, for a summary of historical volatility between estimated loss reserves and ultimate loss settlements.

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

Standard actuarial reserving methods
Standard actuarial reserving methods include, but are not limited to, expected loss ratio, paid and reported loss development, and Bornhuetter-Ferguson methods. A general description of these methods is provided below. In the subsequent discussion on short-tail and long-tail business, reference is also made, where appropriate, to how consideration in method selection impacted 2015 results. In addition to these standard methods, depending upon the product line characteristics and available data we may use other recognized actuarial methods and approaches. To ensure that the projections of future loss emergence based on historical loss development patterns are representative of the underlying business, historical loss and premium data is required to be of sufficient homogeneity and credibility. For example, to improve data homogeneity, we may subdivide product line data further by similar risk attribute (e.g., geography, coverage such as property versus liability exposure, or elements of program structure such as attachments or limits), project ultimate losses for these homogeneous groups and then combine the results to provide the overall product line estimate. The premium and loss data are aggregated by origin year (e.g., the year in which the losses were incurred - “accident year” or “report year”) and annual or quarterly development periods, and data at all valuations is converted at the same foreign exchange rates in order to avoid distortions from exchange rate movements over time. Implicit in the standard actuarial methods that we generally utilize is the need for two fundamental assumptions: first, the pattern by which losses are expected to emerge over time for each origin year, and second the expected loss ratio for each origin year.

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

Our selected paid and reported development patterns provide a benchmark against which the actual emerging loss experience can be monitored. Where possible, development patterns are selected based on historical loss emergence by origin year with appropriate allowance for changes in business mix, claims handling process, and/or ceded reinsurance that are likely to lead to a discernible difference between the rate of historical and future loss emergence. For product lines where the historical data is viewed to have low statistical credibility, the selected development patterns also reflect relevant industry benchmarks and/or experience from similar product lines written elsewhere within Chubb. This most commonly occurs for relatively new product lines that have limited historical data or for high severity/low frequency portfolios where our historical experience exhibits considerable volatility and/or lacks credibility. The paid and reported loss development methods convert the selected loss emergence pattern to a set of multiplicative factors which are then applied to actual paid or reported losses to arrive at an estimate of ultimate losses for each period. Due to their multiplicative nature, the paid and reported loss development methods will leverage differences between actual and expected loss emergence. These methods tend to be utilized for more mature origin periods and for those portfolios where the loss emergence has been relatively consistent over time.

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

For origin year 2015, loss reserves for short-tail lines were typically established for the non-catastrophe exposures using a combination of the initial expected loss ratio method (see above) and loss development methods that incorporate actual loss emergence. As the year progressed, we also adjusted these reserves for non-catastrophe large loss activity that we considered to be greater or less than the assumptions used to establish the initial expected loss ratio. Catastrophe activity was relatively low in 2015 and accordingly the judgments and uncertainties used to establish reserves for incurred catastrophe events were correspondingly less complex. For our short-tail businesses taken as a whole, overall loss trend assumptions did not differ significantly relative to prior years.

In terms of prior accident years, the bulk of the changes made in the 2015 calendar year arose from origin years 2010 through 2013. Specifically, the Insurance – North American P&C, Insurance – Overseas General, and Global Reinsurance segments experienced $70 million, $177 million, and $13 million of favorable prior period development, respectively, primarily due to lower than anticipated loss emergence rather than any significant changes to underlying actuarial assumptions such as loss development patterns. This favorable prior period development was primarily the result of changes to the ultimate loss estimates for origin years 2012 and 2013 for Insurance – North American P&C, origin years 2010 through 2013 for Insurance – Overseas General, and origin year 2001 for Global Reinsurance. Insurance – North American Agriculture experienced $45 million of favorable prior period development primarily due to better than expected claim development for the 2014 crop year in our Multiple Peril Crop Insurance business.

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

Our assumptions on loss trend and development patterns reflect reliance on our historical loss data provided the length and volume of history and homogeneity afford credibility. For those lines where our internal historical experience lacks credibility, we may place reliance upon the latest benchmark patterns (where available) from external industry bodies such as Insurance

Services Office (ISO) or the National Council on Compensation Insurance, Inc. (NCCI). In such cases, the assumptions used to project ultimate loss estimates will not fully reflect our own actual loss experience until our data is deemed sufficiently credible. We note that industry patterns are not always available to match the nature of the business being written; this issue is particularly problematic for non-U.S. exposed lines. Given the underlying volatility of the long-tail product lines and the lengthy period required for full paid and reported loss emergence, we typically assign little to no credibility to actual loss emergence that is lower than expected in the early development periods. Accordingly, we generally used the expected loss ratio method for the 2015 and immediately preceding origin years to establish reserves by product line. We monitor actual paid and reported loss emergence relative to expected loss emergence for most individual product lines.
As described earlier, the process to develop origin year 2015 reserves for our long-tail casualty business relies on estimates of ultimate and historical loss ratios for prior origin years adjusted to current levels through the use of key assumptions such as expected rate change and loss trend. When estimating the ultimate loss levels for these prior origin years for the major long-tail lines in Insurance – North American P&C, Insurance – Overseas General, and Global Reinsurance no changes of significance were made to the loss development patterns. While we generally use trends observed in internal and/or industry data to adjust prior year losses to current levels, we have made no material changes to the prospective loss trends used to develop ultimate loss ratios for origin year 2015.

For long-tail portfolios where actual loss emergence in calendar year 2015 was lower than expected for the more recent origin years, the deviation was not typically seen as sufficiently credible, particularly given the volatility and lengthy period for full loss emergence, to fully reflect in our booked ultimate loss selections or the actuarial assumptions underlying the reserve reviews. However, for certain product lines with early loss emergence on more recent origin years that was greater than expected, we did respond where we believed that such adverse emergence was generally significant relative to the loss emergence assumptions (e.g., origin years 2012 and 2014 for casualty and financial lines in Insurance – Overseas General). Such judgments were made with due consideration to the factors impacting reserve uncertainty as discussed above. The reserve actions that we took in 2015 are discussed further below and in Note 7 to the Consolidated Financial Statements.

For more mature origin years, typically 2011 and prior, we gave meaningful weight to indicated ultimates derived from methods that rely on the paid and reported loss development patterns based on our own historical experience where sufficient credibility was deemed to exist. As noted previously, this is consistent with our practice of allowing favorable loss emergence sufficient time to be reliably established before assigning partial or full credibility.

The prior period development in 2015 for long-tail lines of business comprised several main components. First, we experienced favorable prior period development on a number of product lines where actual loss emergence was lower than expected and/or increased weighting was given to experience-based methods as relevant origin years mature (typically 2011 and prior). In particular, this included management and professional liability portfolios, and auto liability excess and general liability portfolios, in Insurance – North American P&C ($166 million favorable) principally in origin years 2009 through 2011, casualty and financial lines in Insurance – Overseas General for origin years 2011 and prior ($175 million favorable), and origin years 2010 and prior for long-tail product lines in Global Reinsurance ($64 million favorable). Second, we recorded reserve actions in response to development on specific large claims. Third, we experienced adverse development from Insurance – North American P&C run-off operations including Westchester and Brandywine run-off operations ($200 million). The causes for the Westchester and Brandywine operations are described further below.

Sensitivity to underlying assumptions
While we believe that our reserve for unpaid losses and loss expenses at December 31, 2015, is adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. As noted previously, our best estimate of required loss reserves for most portfolios is judgmentally selected for each origin year after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate. In the examples below, we attempt to give an indication of the potential impact by isolating a single change for a specific reserving method that would be pertinent in establishing the best estimate for the product line described. We consider each of the following sensitivity analyses to represent a reasonably likely deviation in the underlying assumption.

Insurance – North American P&C
Given the long reporting and paid development patterns for workers' compensation business, the development factors used to project actual current losses to ultimate losses for our current exposure requires considerable judgment that could be material to consolidated loss and loss expense reserves. Specifically, adjusting ground up ultimate losses by a one percent change in the tail factor (i.e., 1.04 changed to either 1.05 or 1.03) would cause a change of approximately $470 million, either positive or negative, for the projected net loss and loss expense reserves. This represents an impact of 10 percent relative to recorded net loss and loss expense reserves of approximately $4.6 billion.

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

Insurance – North American Agriculture
Approximately 69 percent of the reserves for this segment are from the crop related lines, which all have short payout patterns, with the majority of the liabilities expected to be resolved in the ensuing twelve months. Reserves for our Multiple Peril Crop Insurance (MPCI) product are set on a case-by-case basis and our aggregate exposure is subject to state level risk sharing formulae as well as third-party reinsurance. The majority of the development risk arises out of the accuracy of case reserve estimates. We do not view our Agriculture reserves as substantially influenced by the general assumptions and risks underlying more typical P&C reserve estimates.

Insurance – Overseas General
Certain long-tail lines, such as casualty and professional lines, are particularly susceptible to changes in loss trend and claim inflation.  Heightened perceptions of tort and settlement awards around the world are increasing the demand for these products as well as contributing to the uncertainty in the reserving estimates.  Our reserving methods rely on loss development patterns estimated from historical data and while we attempt to adjust such factors for known changes in the current tort environment, it is possible that such factors may not entirely reflect all recent trends in tort environments.  For example, when applying the reported loss development method, the lengthening of our selected loss development patterns by six months would increase reserve estimates on long-tail casualty and professional lines for accident years 2013 and prior by approximately $262 million. This represents an impact of 12.4 percent relative to recorded net loss and loss expense reserves of approximately $2.1 billion.

Global Reinsurance
Typically, there is inherent uncertainty around the length of paid and reported development patterns, especially for certain casualty lines such as excess workers' compensation or general liability, which may take up to 30 years to fully develop.  This uncertainty is accentuated by the need to supplement client development patterns with industry development patterns due to the sometimes low credibility of the data. The underlying source and selection of the final development patterns can thus have a significant impact on the selected ultimate net losses and loss expenses. For example, a 20 percent shortening or lengthening of the development patterns used for U.S. long-tail lines would cause the loss reserve estimate derived by the reported Bornhuetter-Ferguson method for these lines to change by approximately $446 million. This represents an impact of 45 percent relative to recorded net loss and loss expense reserves of approximately $1.0 billion.

Assumed reinsurance
At December 31, 2015, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $1.7 billion, consisting of $740 million of case reserves and $975 million of IBNR. In comparison, at December 31, 2014, net unpaid losses and loss expenses for the Global Reinsurance segment aggregated to $2.0 billion, consisting of $872 million of case reserves and $1.1 billion of IBNR.

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

On occasion, there will be differences between our carried loss reserves and unearned premium reserves and the amount of loss reserves and unearned premium reserves reported by the ceding companies.  This is due to the fact that we receive consistent and timely information from ceding companies only with respect to case reserves.  For IBNR, we use historical experience and other statistical information, depending on the type of business, to estimate the ultimate loss.  We estimate our unearned premium reserve by applying estimated earning patterns to net premiums written for each treaty based upon that treaty's coverage basis (i.e., risks attaching or losses occurring).  At December 31, 2015, the case reserves reported to us by our ceding companies were $723 million, compared with the $740 million we recorded.  Our policy is to post additional case reserves in addition to the amounts reported by our cedants when our evaluation of the ultimate value of a reported claim is different than the evaluation of that claim by our cedant.

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

Generally, we use a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in a Chubb-only beneficiary trust, letters of credit, and liabilities held by us with the same legal entity for which we believe there is a right of offset. We do not currently include multi-beneficiary trusts. However, we have several reinsurers that have established multi-beneficiary trusts for which certain of our companies are beneficiaries. The determination of the default factor is principally based on the financial strength rating of the reinsurer and a corresponding default factor applicable to the financial strength rating. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. Significant considerations and assumptions include, but are not necessarily limited to, the following:

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

The following table summarizes reinsurance recoverables and the provision for uncollectible reinsurance for each type of recoverable balance at December 31, 2015:

	Gross Reinsurance Recoverables on Losses and Loss Expenses	Recoverables (net of Usable Collateral)
			Provision for Uncollectible Reinsurance
(in millions of U.S. dollars)
Type
Reinsurers with credit ratings	$8,399	$7,601	$169
Reinsurers not rated	185	131	46
Reinsurers under supervision and insolvent reinsurers	101	97	53
Captives	2,102	393	23
Other - structured settlements and pools	927	922	37
Total	$11,714	$9,144	$328

At December 31, 2015, the use of different assumptions within our approach could have a material effect on the provision for uncollectible reinsurance. To the extent the creditworthiness of our reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible reinsurance. Such an event could have a material adverse effect on our financial condition, results of operations, and our liquidity. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on the provision for uncollectible reinsurance. However, based on the composition (particularly the average credit quality) of the reinsurance recoverable balance at December 31, 2015, we estimate that a ratings downgrade of one notch for all rated reinsurers (i.e., from A to A- or A- to BBB+) could increase our provision for uncollectible reinsurance by approximately $69 million or approximately 0.6 percent of the gross reinsurance recoverable balance, assuming no other changes relevant to the calculation. While a ratings downgrade would result in an increase in our provision for uncollectible reinsurance and a charge to earnings in that period, a downgrade in and of itself does not imply that we will be unable to collect all of the ceded reinsurance recoverable from the reinsurers in question. Refer to Note 5 to the Consolidated Financial Statements for additional information.

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

At December 31, 2015, our net deferred tax asset was $318 million. Refer to Note 8 to the Consolidated Financial Statements for additional information. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from business plans and available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. The valuation allowance is also based on maintaining our ability and intent to hold our U.S. available for sale fixed maturities to recovery. If our assumptions and estimates that resulted in our forecast of future taxable income for each tax-paying component prove to be incorrect, or future market events occur that prevent our ability to hold our U.S. fixed maturities to recovery, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity.  At December 31, 2015, the valuation allowance of $38 million reflects management's assessment that it is more likely than not that a portion of the deferred tax asset will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income.

Fair value measurements
Refer to Note 4 to the Consolidated Financial Statements for information on our fair value measurements.

Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. We ceased writing this business in 2007. Guarantees which are payable on death are referred to as guaranteed minimum death benefits (GMDB). Guarantees on living benefits (GLB) includes guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB). For further description of this product and related accounting treatment, refer to Note 1 j) to the Consolidated Financial Statements.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the year ended December 31, 2015, management determined that no change to the benefit ratio was warranted.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). For example, for 60 percent of the GMDB portfolio (based on guaranteed value), there is an annual claim limit of 2 percent of account value. The different categories of claim limits are as follows:

Reinsurance program covering	% of total guaranteed value (GV)	% of GV that has additional reinsurance coverage	Additional terms
GMDB with an annual claim limit of 2% of account value (AV)	60% of total GMDB	2% for GLB	N/A
GMDB with claim limit(s) that are a function of underlying GV (varies from 0.4% to 2.0% of GV)	30% of total GMDB	80% for GLB	• 60% of GV subject to annual claim deductibles(1) of 0.1% to 0.2% of GV • 40% of GV subject to an aggregate claim limit of approximately $385 million
GMDB and GMAB	10% of total GLB 10% of total GMDB	N/A
• Programs are quota-share (QS) agreements
   with QS % decreasing as ratio of AV to GV
   decreases:
    — QS 100% for ratios between 100% - 75%
    — QS 60% for ratios between 75% - 45%
    — QS 30% for ratios less than 45%
• 35% of GV subject to a per policy claim
   deductible of 8.8% of GV for GMAB only(1)

GMIB with an annual claim limit of 10% of GV on over 95% of GV	60% of total GLB	45% for GMDB
• Annual annuitization limit range 17.5% -
  30%:
    — 55% subject to limit of 30%
    — 45% subject to limit of 20% or under
• 42% of GV subject to minimum annuity
   conversion factors that limits exposure to low
   interest rates

GMIB with an aggregate claim limit of $2.0 billion	30% of total GLB	40% for GMDB
• Annual annuitization limit of 20%
• 60% of GV subject to minimum annuity
  conversion factors that limit exposure to low
  interest rates
• 40% of GV subject to an aggregate claim
  deductible of 2% of underlying annuity
  deposits

(1) Chubb would only pay total annual claims in excess of deductibles.

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value liability of $4 million and $19 million at December 31, 2015 and 2014, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period.” As shown in the table below, 55 percent of the policies we reinsure reached the end of their “waiting periods” in 2015 and prior.

Year of first payment eligibility	Percent of living benefit account values
2015 and prior	55%
2016	7%
2017	19%
2018	10%
2019	2%
2020 and after	7%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

(in millions of U.S. dollars)	2015			2014			2013
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$61	$121	$182	$71	$138	$209	$77	$149	$226
Less paid claims	28	16	44	39	13	52	63	23	86
Net cash received (paid)	$33	$105	$138	$32	$125	$157	$14	$126	$140
Collateral
Chubb holds collateral on behalf of most of its clients in the form of qualified assets in trust or letters of credit, typically in an amount sufficient for the client to obtain statutory reserve credit for the reinsurance.  The timing of the calculation and amount of the collateral varies by client according to the particulars of the reinsurance treaty and the statutory reserve guidelines of the client's domicile.

Goodwill impairment
Goodwill, which represents the excess of acquisition cost over the estimated fair value of net assets acquired, was $4.8 billion and $4.9 billion at December 31, 2015 and 2014, respectively. During 2015, our goodwill balance decreased 2 percent, primarily due to the negative impact of foreign exchange, partially offset by an acquisition. Goodwill is not amortized but is subject to a periodic evaluation for impairment at least annually, or earlier if there are any indications of possible impairment. Impairment is tested at the reporting unit level. Goodwill is assigned to applicable reporting units of acquired entities at acquisition. The most significant reporting units are:

•	New York Life's Korea operations and Hong Kong operations acquired in 2011;

•	Rain and Hail Insurance Service, Inc. (Rain and Hail) acquired in 2010;

•	North American division of Combined Insurance acquired in 2008;

•	Domestic and International divisions of ACE INA acquired in 1999, including subsequent domestic and international acquisitions; and

•	ACE Tempest Re's businesses acquired in 1996 and 1998.

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

Other reporting units from smaller acquisitions are also assessed annually. Based on our impairment testing for 2015, we determined no impairment was required and none of our reporting units were at risk for impairment.

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

Consolidated Operating Results – Years Ended December 31, 2015, 2014, and 2013

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums written(1)	$17,713	$17,799	$17,025	(0.5)%	4.6%
Net premiums earned(2)	17,213	17,426	16,613	(1.2)%	4.9%
Net investment income	2,194	2,252	2,144	(2.6)%	5.1%
Net realized gains (losses)	(420)	(507)	504	(17.2)%	NM
Total revenues	18,987	19,171	19,261	(1.0)%	(0.5)%
Losses and loss expenses	9,484	9,649	9,348	(1.7)%	3.2%
Policy benefits(3)	543	517	515	5.0%	0.4%
Policy acquisition costs	2,941	3,075	2,659	(4.4)%	15.6%
Administrative expenses	2,270	2,245	2,211	1.1%	1.5%
Interest expense	300	280	275	7.1%	1.8%
Other (income) expense(3)	(51)	(190)	(80)	(73.2)%	NM
Amortization of intangible assets	171	108	95	58.3%	13.7%
Chubb integration expenses	33	—	—	NM	—%
Total expenses	15,691	15,684	15,023	—%	4.4%
Income before income tax	3,296	3,487	4,238	(5.5)%	(17.7)%
Income tax expense	462	634	480	(27.1)%	32.1%
Net income	$2,834	$2,853	$3,758	(0.7)%	(24.1)%
NM – not meaningful

(1)
In 2015 and 2014 net premiums written increased $860 million or 5.1%, and $952 million or 5.7%, respectively, in constant dollars. Amounts are calculated by translating prior period results using the same local currency rates as the current period.

(2)
In 2015 and 2014 net premiums earned increased $714 million or 4.3%, and $991 million or 6.0%, respectively, in constant dollars. Amounts are calculated by translating prior period results using the same local currency rates as the current period.

(3)
Other (income) expense includes (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. In 2015, 2014, and 2013 these (gains) losses were $19 million, $(2) million, and $(16) million, respectively. The offsetting movement in the separate account liabilities is included in Policy benefits.

The following tables present a breakdown of consolidated net premiums written:

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Commercial P&C (retail and wholesale)	$8,017	$8,235	$7,887	(2.7)%	4.4%
Personal and small commercial lines	2,995	2,292	1,909	30.7%	20.0%
Reinsurance	828	935	991	(11.4)%	(5.7)%
Property, casualty, and all other	11,840	11,462	10,787	3.3%	6.3%
Agriculture	1,346	1,590	1,627	(15.3)%	(2.3)%
Personal accident (A&H)	3,548	3,735	3,655	(5.0)%	2.2%
Life	979	1,012	956	(3.2)%	5.9%
Total consolidated	$17,713	$17,799	$17,025	(0.5)%	4.6%
Total consolidated - constant dollars (C$) (1)		$16,853	$16,847	5.1%	5.7%

	2015 % of Total	2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	45%	46%	46%
Personal and small commercial lines	17%	13%	11%
Reinsurance	5%	5%	6%
Property, casualty, and all other	67%	64%	63%
Agriculture	8%	9%	10%
Personal accident (A&H)	19%	21%	21%
Life	6%	6%	6%
Total consolidated	100%	100%	100%

(1)	In constant dollars. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written decreased less than one percent in 2015. On a constant-dollar basis, net premiums written increased 5.1 percent ($860 million).

•
Net premiums written in our Insurance – North American P&C segment increased $677 million in constant dollars reflecting solid renewal retention and new business in our risk management, A&H, surety, retail and wholesale casualty, Commercial Risk Services (CRS), and personal lines divisions. These increases were partially offset by declines in our retail and wholesale property divisions, as well as in our retail casualty business, reflecting a more competitive market and rate decreases, and lower excess of loss premiums for the 2014 property catastrophe program of $32 million. Net premiums written also increased due to the acquisition of Fireman’s Fund high net worth personal lines business in April 2015 which added $561 million of growth. Included in premiums from Fireman’s Fund is $252 million of non-recurring unearned premium reserves recognized as written premiums at the date of purchase. Excluding the Fireman's Fund acquisition, net premiums written increased 1.3 percent, or 1.9 percent in constant dollars.

•
Net premiums written in our Insurance – Overseas General segment increased $441 million in constant dollars reflecting organic growth across most operations. Growth in our retail operations in personal and P&C product lines was from new business writings. Included in the increase in net premiums written were contributions from the acquisition of Itaú Seguros in October 2014 and Samaggi in April 2014 which added $273 million of growth to premiums in constant dollars.

•
Net premiums written in our Life segment increased $71 million in constant dollars due to new business growth in our supplemental A&H businesses and our international life business, primarily in Asia, tempered by a decline in our variable annuity reinsurance business, as there is currently no new business being written.

•
Net premiums written in our Global Reinsurance segment decreased $85 million in constant dollars primarily due to lower production from competitive market conditions. The decline was partially offset by new business written, primarily in our U.S. automobile business.

•
Net premiums written in our Insurance – North American Agriculture segment decreased $244 million in 2015 due to lower commodity base prices and lower premium retention as a result of the premium-sharing formulas with the U.S. government.

Consolidated net premiums written increased 4.6 percent in 2014. In constant dollars, net premiums written increased 5.7 percent ($952 million).

•
Net premiums written in our Insurance – North American P&C segment increased $368 million in constant dollars from growth across a broad range of our product portfolio throughout our ACE USA retail and our wholesale divisions, as well as in our Commercial Risk Services and ACE Private Risk Services divisions, primarily reflecting strong renewal retention and new business.

•
Net premiums written in our Insurance – Overseas General segment increased $600 million in constant dollars reflecting new business writings in our retail operations in all product lines - personal lines, A&H, and P&C and growth of $310 million from the acquisitions of Fianzas Monterrey in April 2013, ABA Seguros in May 2013, Samaggi in April 2014, and Itaú Seguros in October 2014.

•	Net premiums written in our Life segment increased $78 million in constant dollars due to new business growth in our Asian markets.

•
Net premiums written in our Global Reinsurance segment decreased $57 million in constant dollars due to the non-renewal of a large workers' compensation treaty, partially offset by new business written.

•
Net premiums written in our Insurance – North American Agriculture segment decreased $37 million primarily due to lower Multiple Peril Crop Insurance (MPCI) revenues reflecting lower commodity prices, partially offset by higher premium retention as a result of the non-renewal of a third-party proportional reinsurance agreement.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned decreased 1.2 percent in 2015 primarily reflecting the adverse impact of foreign exchange. On a constant-dollar basis, net premiums earned increased 4.3 percent due to the same factors driving the increase in net premiums written as described above. Net premiums earned increased 4.9 percent in 2014, or 6.0 percent in constant dollars, primarily in our Insurance – Overseas General, Insurance – North American P&C, and Life segments as described above. Our Global Reinsurance segment also reported an increase in net premiums earned primarily from the shorter earning period on certain of the new business written including two non-recurring short-term treaties. Net premiums earned decreased in our Insurance – North American Agriculture segment from lower net premiums written as described above.

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

The following table presents the components of GAAP combined ratio as well as a reconciliation of GAAP combined ratio to P&C combined ratio. The P&C combined ratio is a non-GAAP financial measure and includes the impact of gains and losses on crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing impacts underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations.

	2015	2014	2013
Loss and loss expense ratio	58.1%	58.7%	59.6%
Policy acquisition cost ratio	16.1%	16.8%	15.7%
Administrative expense ratio	13.1%	12.6%	12.7%
GAAP combined ratio	87.3%	88.1%	88.0%
(Gains) losses on crop derivatives	0.1%	(0.4)%	—
P&C combined ratio	87.4%	87.7%	88.0%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio, including gains and losses on crop derivatives:

	2015	2014	2013
Loss and loss expense ratio, including gains and losses on crop derivatives	58.2%	58.3%	59.6%
Catastrophe losses and related reinstatement premiums	(2.1)%	(1.9)%	(1.5)%
Prior period development	3.6%	3.4%	3.7%
Loss and loss expense ratio, adjusted	59.7%	59.8%	61.8%

Total net pre-tax catastrophe losses, excluding reinstatement premiums, were $321 million in 2015, compared with $291 million in 2014 and $230 million in 2013. Catastrophe losses in 2015 were primarily related to severe weather-related events in the U.S. and Asia, a chemical storage facility explosion in Tianjin, China, a hailstorm in Australia, and flooding and an earthquake in Chile. Catastrophe losses in 2014 were primarily related to severe weather-related events in the U.S., Japan, and Australia; flooding and hailstorms in Europe; and a hurricane in Mexico. Catastrophe losses in 2013 were primarily from flooding in Canada and Australia and severe weather-related events in the U.S. The adjusted loss and loss expense ratio remained relatively flat in 2015. In 2014, the adjusted loss and loss expense ratio decreased due to underwriting actions improving loss ratios on several portfolios and higher losses in 2013 in our MPCI program.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. We experienced net favorable prior period development of $546 million in 2015, $527 million in 2014, and $530 million in 2013, which includes an asbestos and environmental (A&E) and other run-off charge of $170 million, $215 million, and $166 million, respectively. Refer to “Prior Period Development” for additional information.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs related directly to the successful acquisition of a new or renewal insurance contract. Administrative expenses include all other operating costs. Our policy acquisition ratio decreased in 2015 due to the impact of normal initial purchase accounting adjustments related to our acquisition of Fireman’s Fund in our Insurance – North American P&C segment. The non-recurring unearned premium reserves (UPR) transfer, discussed in our Insurance – North American P&C segment, benefited the policy acquisition cost ratio by 0.7 percentage points. Our policy acquisition cost ratio increased in 2014 primarily due to the normal impact of initial year purchase accounting adjustments related to our Mexican acquisitions which favorably impacted the 2013 ratio. As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies.

Our administrative expense ratio increased in 2015 primarily due to increased spending to support growth and the integration costs associated with the Fireman’s Fund acquisition. Our administrative expense ratio decreased slightly in 2014 as growth in net premiums earned outpaced growth in administrative expenses, partially offset by the favorable impact of a $29 million prior year legal settlement.

Chubb integration expenses were $33 million for 2015 and include legal and professional fees and all other external costs directly related to the integration activities of the Chubb acquisition.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 14.0 percent in 2015, compared with 18.2 percent and 11.3 percent in 2014 and 2013, respectively. The effective income tax rate in 2015 is lower compared to 2014 primarily due to a $115 million change to deferred tax assets in 2014 that resulted from the decline in the book value of certain foreign subsidiaries, related to unrealized foreign exchange losses. The effective income tax rate in 2014 is higher compared to 2013 primarily due to both net realized losses and a lower percentage of operating earnings being generated in lower tax paying jurisdictions as well as the change to deferred tax assets noted above. The lower tax rates attributed to our foreign operations primarily reflects lower corporate tax rates that prevail outside of the U.S. During 2015, approximately 69 percent of our total pre-tax income was tax effected based on these lower rates compared with 66 percent and 73 percent in 2014 and 2013, respectively. The significant jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 20.25 percent, 7.83 percent, and 0.0 percent, respectively.

Prior Period Development

The following table summarizes (favorable) and adverse prior period development (PPD) by segments. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture.

Years Ended December 31 (in millions of U.S. dollars, except for percentages)	Long-tail	Short-tail	Total	% of net unpaid reserves (1)
2015
Insurance – North American P&C – active	$(169)	$(70)	$(239)	1.5%
Insurance – North American P&C – run-off(2)	200	—	200	1.2%
Insurance – North American Agriculture	—	(45)	(45)	7.8%
Insurance – Overseas General	(166)	(177)	(343)	4.2%
Global Reinsurance	(106)	(13)	(119)	6.4%
Total	$(241)	$(305)	$(546)	2.0%
2014
Insurance – North American P&C – active	$(298)	$(56)	$(354)	2.2%
Insurance – North American P&C – run-off(2)	247	—	247	1.6%
Insurance – North American Agriculture	—	34	34	6.8%
Insurance – Overseas General	(181)	(210)	(391)	4.8%
Global Reinsurance	(52)	(11)	(63)	2.9%
Total	$(284)	$(243)	$(527)	2.0%
2013
Insurance – North American P&C – active	$(221)	$(106)	$(327)	2.1%
Insurance – North American P&C – run-off(2)	193	—	193	1.2%
Insurance – North American Agriculture	—	(13)	(13)	4.0%
Insurance – Overseas General	(127)	(172)	(299)	3.8%
Global Reinsurance	(53)	(31)	(84)	3.6%
Total	$(208)	$(322)	$(530)	2.0%

(1)	Calculated based on the segment's total beginning of period net unpaid loss and loss expenses reserves.

(2)	Brandywine Holdings and Westchester Specialty operations in respect of 1996 and prior years.

For a discussion of significant prior period movements by segment, refer to Note 7 to the Consolidated Financial Statements.

Segment Operating Results – Years Ended December 31, 2015, 2014, and 2013

We operate through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. For additional information refer to “Segment Information” under Item 1. The discussions that follow include tables that show our segment operating results for the years ended December 31, 2015, 2014, and 2013.

Insurance – North American

Insurance – North American P&C

The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services, which includes the Fireman's Fund high net worth personal lines business acquired effective April 1, 2015; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine Holdings Corporation (Brandywine).

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums written	$6,907	$6,263	$5,915	10.3%	5.9%
Net premiums earned	6,582	6,107	5,721	7.8%	6.8%
Losses and loss expenses	4,450	4,086	3,776	8.9%	8.2%
Policy acquisition costs	600	634	597	(5.4)%	6.2%
Administrative expenses	748	678	601	10.3%	12.8%
Underwriting income	784	709	747	10.6%	(5.1)%
Net investment income	1,056	1,085	1,021	(2.7)%	6.3%
Net realized gains (losses)	(108)	(67)	72	61.2%	NM
Interest expense	2	9	5	(77.8)%	80.0%
Other (income) expense	(29)	(101)	(58)	(71.3)%	74.1%
Amortization of intangible assets	78	—	—	NM	—%
Income tax expense	316	306	347	3.3%	(11.8)%
Net income	$1,365	$1,513	$1,546	(9.8)%	(2.1)%
Loss and loss expense ratio	67.6%	66.9%	66.0%
Policy acquisition cost ratio	9.1%	10.4%	10.4%
Administrative expense ratio	11.4%	11.1%	10.5%
Combined ratio	88.1%	88.4%	86.9%

Net premiums written increased in 2015 due to growth in our risk management, A&H, surety, and professional lines of business in our retail division reflecting solid renewal retention and new business. There was also growth in our wholesale casualty and professional lines businesses. Our small specialty division (Commercial Risk Services, or CRS) grew due to higher new business reflecting increased submission activity and the introduction of new products, as well as strong premium renewal retention. Our personal lines division, specifically products offered through ACE Private Risk Services, also generated higher premiums primarily due to the Fireman's Fund acquisition. Net premiums were favorably impacted by lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program of $32 million. These increases were partially offset by declines in our retail and wholesale property divisions and in our retail casualty business reflecting a more competitive market and rate decreases. The acquisition of Fireman's Fund high net worth personal lines business in April 2015 added $561 million of growth to premiums. Excluding the Fireman's Fund acquisition, net premiums written increased 1.3 percent. Foreign exchange adversely impacted growth by $34 million (0.6 percentage points). Net premiums written in 2015 included $252 million of non-recurring unearned premium reserves (UPR) recognized as written premiums at the date of the Fireman's Fund acquisition. Underwriting income for the year included a benefit of $100 million related to the initial UPR transfer as unearned premiums at the date of the transfer are recognized over the remaining coverage period with no associated expense for the historical acquisition costs. These costs are eliminated in purchase accounting. This underwriting benefit was partially offset by the amortization of the intangible asset related to this UPR of $71 million for a pre-tax net income impact of $30 million ($22 million after-tax).

Net premiums written increased in 2014 in our ACE USA retail division from growth across a broad range of our product portfolio, including our risk management, general and specialty casualty, A&H, professional risk, and surety lines of business reflecting strong renewal retention and new business. This growth was partially offset by reductions in our retail property division reflecting a more competitive market and rate decreases. Net premiums written grew in our wholesale division from higher production in our casualty, property, and professional lines of business, and in our Commercial Risk Services division, primarily due to growth in our specialty and program business. Our personal lines division contributed to the increase in net premiums written due to higher production in the homeowners, automobile and umbrella business offered through ACE Private Risk Services. Net premiums written in 2014 were favorably impacted by lower excess of loss premiums ceded under our 2014 catastrophe reinsurance program of $32 million.

Net premiums earned increased in 2015 and 2014 primarily due to the increase in net premiums written as described above.

The following tables present a line of business breakdown of Insurance – North American P&C net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Commercial P&C (retail and wholesale)	$4,789	$4,785	$4,524	0.1%	5.8%
Personal and small commercial lines	1,373	909	812	51.1%	11.9%
Personal accident (A&H)	420	413	385	1.6%	7.3%
Net premiums earned	$6,582	$6,107	$5,721	7.8%	6.8%

	2015 % of Total	2014 % of Total	2013 % of Total
Commercial P&C (retail and wholesale)	73%	78%	79%
Personal and small commercial lines	21%	15%	14%
Personal accident (A&H)	6%	7%	7%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2015	2014	2013
Loss and loss expense ratio, as reported	67.6%	66.9%	66.0%
Catastrophe losses and related reinstatement premiums	(2.3)%	(2.2)%	(1.7)%
Prior period development	0.7%	1.9%	2.5%
Loss and loss expense ratio, adjusted	66.0%	66.6%	66.8%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $148 million in 2015, compared with $132 million in 2014 and $94 million in 2013. Catastrophe losses in 2015 were primarily from severe-weather related events in the U.S., including the California wildfires, Mexican hurricane, and civil unrest in Baltimore, Maryland. Catastrophe losses in 2014 were primarily from severe weather-related events in the U.S., Bermuda and Australia, as well as a hurricane in Mexico. Catastrophe losses in 2013 were primarily from flooding in Canada and severe weather-related events in the U.S. Net favorable prior period development was $39 million in 2015, compared with $107 million in 2014 and $134 million in 2013. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio decreased 0.6 percentage points in 2015 reflecting the favorable impact of the acquisition of Fireman's Fund personal lines business which carries a lower loss ratio. Excluding the impact of the acquisition, the adjusted loss and loss expense ratio increased 0.3 percentage points due to lower excess of loss premiums ceded in the prior year from the 2014 catastrophe reinsurance program. The adjusted loss and loss expense ratio decreased 0.2 percentage points in 2014 due to lower loss ratios in several of our lines where a combination of the execution of detailed portfolio management plans, product mix and earned rate changes resulted in improved current accident year loss ratio performance. The improvement was partially offset by higher non-catastrophe large losses during the year.

The policy acquisition cost ratio decreased 1.3 percentage points in 2015 primarily due to the impact of normal initial year purchase accounting adjustments related to our Fireman's Fund acquisition. As a result of purchase accounting requirements, the unearned premiums at the date of the purchase related to the business acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to write those policies, thereby favorably impacting the policy acquisition ratio by 1.4 percentage points. Excluding the Fireman's Fund acquisition, the policy acquisition cost ratio increased slightly due to a change in the mix of business. The policy acquisition cost ratio remained flat in 2014 compared to 2013.
The administrative expense ratio increased 0.3 percentage points in 2015 due to the integration costs associated with the Fireman's Fund acquisition as well as increased spending to support growth. The administrative expense ratio was higher in 2014 compared to the prior year ratio which included a 0.5 point favorable impact related to a $29 million legal settlement. Excluding the impact of the legal settlement, the administrative expense ratio remained relatively flat compared with the prior year.

Insurance – North American Agriculture

The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily MPCI and crop-hail through Rain and Hail as well as farm and ranch and specialty P&C commercial insurance products and services through our ACE Agribusiness unit.

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums written	$1,346	$1,590	$1,627	(15.3)%	(2.3)%
Net premiums earned	1,364	1,526	1,678	(10.6)%	(9.1)%
Losses and loss expenses (1)	1,097	1,300	1,525	(15.6)%	(14.8)%
Policy acquisition costs	69	81	53	(14.8)%	52.8%
Administrative expenses	1	9	11	(88.9)%	(18.2)%
Underwriting income	197	136	89	44.9%	52.8%
Net investment income	23	26	26	(11.5)%	—
Net realized gains (losses) (1)	1	3	2	(66.7)%	50.0%
Interest expense	—	—	1	—	NM
Other (income) expense	1	2	—	(50.0)%	NM
Amortization of intangible assets	30	31	32	(3.2)%	(3.1)%
Income tax expense	40	33	20	21.2%	65.0%
Net income	$150	$99	$64	51.5%	54.7%
Loss and loss expense ratio	80.4%	85.2%	90.9%
Policy acquisition cost ratio	5.1%	5.3%	3.2%
Administrative expense ratio	—%	0.6%	0.6%
Combined ratio	85.5%	91.1%	94.7%

(1)
Gains (losses) on crop derivatives were $(9) million and $51 million in 2015 and 2014, respectively. These gains (losses) are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting Insurance – North American Agriculture underwriting income. Refer to Note 10 and Note 16 to the Consolidated Financial Statements for more information on these derivatives.

Net premiums written decreased in 2015 primarily due to lower commodity base prices used to price the 2015 MPCI policies and lower premium retention as a result of the premium-sharing formulas with the U.S. government. Under the government's crop insurance profit and loss calculation formulas, we retained more premiums in 2014 as losses were higher compared to 2015.
Net premiums written decreased in 2014 principally due to lower commodity base prices and lower premium retention for the MPCI business as a result of the premium-sharing formulas with the U.S. government in 2014 for the MPCI business. Under the government's crop insurance profit and loss calculation formula, we retained more premiums in 2013 as losses were higher. The decrease in net premiums written was partially offset by higher premium retention as a result of the non-renewal of a third-party proportional reinsurance agreement.

Net premiums earned decreased in 2015 and 2014 primarily due to the factors described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2015	2014	2013
Loss and loss expense ratio, as reported	80.4%	85.2%	90.9%
Catastrophe losses and related reinstatement premiums	(0.7)%	(0.8)%	(0.4)%
Prior period development	3.1%	(2.6)%	0.8%
Loss and loss expense ratio, adjusted	82.8%	81.8%	91.3%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $9 million in 2015, compared with $13 million in 2014 and $7 million in 2013. Net prior period development was $45 million favorable in 2015, compared with $34 million unfavorable in 2014 and $13 million favorable in 2013. For 2015 the prior period development amount included a decrease in incurred losses of $42 million for lower than expected MPCI losses for the 2014 crop year, partially offset by a $6 million decrease in net premiums earned related to the government's crop insurance profit and loss calculation formula. For 2014, the prior period development amount includes an increase in incurred losses of $64 million for higher than expected MPCI losses for the 2013 crop year, as well as $26 million of favorable increase in net premiums earned related to the government's crop insurance profit and loss calculation formula. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio increased 1.0 percentage point in 2015 principally due to relatively flat unallocated loss adjustment expenses with lower earned premiums. The adjusted loss and loss expense ratio declined 9.5 percentage points in 2014 due to lower commodity prices in the prior year that resulted in higher losses in our MPCI program in 2013. The lower ratio in 2014 also reflected the benefit of our crop derivatives entered into in 2014.

The policy acquisition cost ratio decreased 0.2 percentage points in 2015 primarily due to higher cede commission on third-party reinsurance and lower agent profit sharing commission. The policy acquisition cost ratio increased 2.1 percentage points in 2014, primarily due to less net premiums earned in our MPCI business as a result of lower commodity prices, a reduction in ceded commission benefits on third-party reinsurance primarily due to the non-renewal of a third-party proportional reinsurance agreement, and lower agent commission accruals in 2013.

The administrative expense ratio decreased 0.6 percentage points in 2015 primarily due to higher A&O reimbursements on the MPCI business. The administrative expense ratio remained flat in 2014 compared with 2013.

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

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums written(1)	$6,634	$6,999	$6,520	(5.2)%	7.4%
Net premiums earned	6,471	6,805	6,333	(4.9)%	7.5%
Losses and loss expenses	3,052	3,189	3,062	(4.3)%	4.1%
Policy acquisition costs	1,581	1,625	1,453	(2.7)%	11.8%
Administrative expenses	997	1,026	1,008	(2.8)%	1.8%
Underwriting income(2)	841	965	810	(12.8)%	19.1%
Net investment income	534	545	539	(2.0)%	1.1%
Net realized gains (losses)	(38)	(78)	18	(51.3)%	NM
Interest expense	8	6	5	33.3%	20.0%
Other (income) expense	(16)	(63)	(21)	(74.6)%	200.0%
Amortization of intangible assets	61	74	60	(17.6)%	23.3%
Income tax expense	232	378	222	(38.6)%	70.3%
Net income	$1,052	$1,037	$1,101	1.4%	(5.8)%
Loss and loss expense ratio	47.2%	46.9%	48.4%
Policy acquisition cost ratio	24.4%	23.9%	22.9%
Administrative expense ratio	15.4%	15.0%	15.9%
Combined ratio	87.0%	85.8%	87.2%
(1) For the year ended December 31, 2015 and 2014, net premiums written increased $441 million or 7.1% and $601 million or 9.4% in constant dollars, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) For the year ended December 31, 2015 and 2014, underwriting income decreased $22 million or (2.5)% and increased $166 million or 20.7%, in constant dollars, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written decreased 5.2 percent in 2015 primarily reflecting the adverse impact of foreign exchange which reduced growth by $807 million or 11.5 percent. On a constant-dollar basis, net premiums written increased 7.1 percent in 2015, reflecting organic growth across most operations. Growth in our retail operations for personal and P&C product lines was from new business writings. Included in the increase in net premiums written were contributions from the acquisitions of Itaú Seguros in October 2014 and Samaggi in April 2014 which added $273 million of premiums.

Net premiums written increased 7.4 percent in 2014, or 9.4 percent in constant dollars, from new business writings in our retail operations in all product lines – personal lines, A&H, and P&C. The increase in personal lines reflected growth in all regions, and A&H growth was driven by strong results in all regions except Europe. P&C growth was driven primarily by new business writings in Asia and Latin America. In addition, the acquisitions of Fianzas Monterrey in April 2013, ABA Seguros in May 2013, Samaggi, and Itaú Seguros added $310 million of growth to premiums. Foreign exchange adversely impacted growth by $122 million on a constant-dollar basis.
Net premiums earned decreased in 2015 primarily reflecting the adverse impact of foreign exchange. Net premiums earned increased in 2015 and 2014 in constant dollars, due to the same factors driving the increase in net premiums written as described above.

Insurance – Overseas General conducts business internationally and in most major foreign currencies. The following tables present a line of business and regional breakdown of Insurance – Overseas General net premiums earned:

						% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	C$(1) 2014	C$(1) 2013	2015 vs. 2014	2014 vs. 2013	C$(1) 2015 vs. 2014	C$(1) 2014 vs. 2013
Line of Business
Commercial P&C (retail and wholesale)	$3,107	$3,226	$3,113	$2,914	$3,093	(3.7)%	3.6%	6.6%	4.3%
Personal and small commercial lines	1,298	1,295	1,038	1,106	987	0.2%	24.8%	17.4%	31.2%
Personal accident (A&H)	2,066	2,284	2,182	1,999	2,129	(9.5)%	4.7%	3.3%	7.3%
Net premiums earned	$6,471	$6,805	$6,333	$6,019	$6,209	(4.9)%	7.5%	7.5%	9.6%
Region
Europe/U.K.(2)	$2,821	$3,115	$3,058	$2,797	$3,203	(9.4)%	1.9%	0.9%	(2.7)%
Asia Pacific	1,588	1,571	1,383	1,424	1,235	1.1%	13.6%	11.5%	27.2%
Far East	377	433	458	375	423	(12.9)%	(5.5)%	0.5%	2.4%
Latin America	1,685	1,686	1,434	1,423	1,348	(0.1)%	17.6%	18.4%	25.1%
Net premiums earned	$6,471	$6,805	$6,333	$6,019	$6,209	(4.9)%	7.5%	7.5%	9.6%

	2015 % of Total	2014 % of Total	2013 % of Total
Line of Business
Commercial P&C (retail and wholesale)	48%	47%	49%
Personal and small commercial lines	20%	19%	16%
Personal accident (A&H)	32%	34%	35%
Net premiums earned	100%	100%	100%
Region
Europe / U.K.(2)	43%	46%	48%
Asia Pacific	25%	23%	22%
Far East	6%	6%	7%
Latin America	26%	25%	23%
Net premiums earned	100%	100%	100%
(1) In constant dollars. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Europe/U.K. includes Eurasia and Africa region.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2015	2014	2013
Loss and loss expense ratio, as reported	47.2%	46.9%	48.4%
Catastrophe losses and related reinstatement premiums	(2.2)%	(1.6)%	(1.4)%
Prior period development	5.3%	5.7%	4.7%
Loss and loss expense ratio, adjusted	50.3%	51.0%	51.7%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $142 million in 2015, compared with $112 million in 2014 and $88 million in 2013. Catastrophe losses in 2015 were primarily related to a chemical storage facility explosion in Tianjin, China, a hailstorm in Australia, flooding and an earthquake in Chile, and severe storms in the U.K. and Asia. Catastrophe losses in 2014 were primarily related to flooding in Europe, severe storms in Japan, a hurricane in Mexico, and a hailstorm in Australia. Catastrophe losses in 2013 were primarily related to flooding in Australia, Europe, and Canada, as well as hurricanes in Latin America, and an earthquake in New Zealand. Net favorable prior period development was $343 million in 2015, compared with $391 million in 2014 and $299 million in 2013. Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio improved by 0.7 percentage points in 2015 due to lower non-catastrophe large losses. The adjusted loss and loss expense ratio decreased 0.7 percentage points in 2014 due primarily to both mix of business and underwriting actions which improved loss ratios on several portfolios.

The policy acquisition ratio increased 0.5 percentage points in 2015, primarily due to lower ceded commission benefits as a result of the non-renewal of an A&H external quota share treaty, (0.3 percentage points), as well as less favorable normal initial year purchase accounting adjustments than in 2014 (0.3 percentage points). As a result of purchase accounting requirements, the unearned premiums at the date of purchase related to the businesses acquired are recognized over the remaining coverage period with no expense for the associated historical acquisition costs that were incurred to underwrite those policies. The policy acquisition ratio increased 1.0 percentage point in 2014 due primarily to less favorable normal initial year purchase accounting adjustments than in 2013 (0.6 percentage points). In addition, the policy acquisition cost ratio increased due to a change in the overall mix of business towards A&H and personal lines products in regions that have higher acquisition cost ratios.

The administrative expense ratio increased 0.4 percentage points in 2015 primarily due to a higher proportion of expenses incurred in U.S. dollars compared to premiums earned in foreign currencies as well as integration expenses related to our Itaú Seguros acquisition. The administrative expense ratio decreased 0.9 percentage points in 2014 due primarily to growth in net premiums earned that outpaced the growth in administrative expenses. In addition, the administrative expense ratio decreased due to increased spending in 2013 to support growth.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. Global Reinsurance markets its reinsurance products worldwide under the ACE Tempest Re brand name and provides a broad range of coverage to a diverse array of primary P&C companies.

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums written	$828	$935	$991	(11.4)%	(5.7)%
Net premiums earned	849	1,026	976	(17.2)%	5.1%
Losses and loss expenses	290	431	396	(32.7)%	8.8%
Policy acquisition costs	214	257	197	(16.7)%	30.5%
Administrative expenses	49	54	50	(9.3)%	8.0%
Underwriting income	296	284	333	4.2%	(14.7)%
Net investment income	300	316	280	(5.1)%	12.9%
Net realized gains (losses)	(32)	(29)	53	10.3%	NM
Interest expense	5	4	5	25.0%	(20.0)%
Other (income) expense	(6)	(54)	(19)	(88.9)%	184.2%
Income tax expense	26	38	36	(31.6)%	5.6%
Net income	$539	$583	$644	(7.5)%	(9.5)%
Loss and loss expense ratio	34.2%	42.0%	40.5%
Policy acquisition cost ratio	25.2%	25.0%	20.3%
Administrative expense ratio	5.8%	5.3%	5.1%
Combined ratio	65.2%	72.3%	65.9%

Net premiums written decreased in 2015 as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition. The decline was partially offset by new business written, primarily in our U.S. automobile business. Net premiums written decreased in 2014 primarily due to the non-renewal of a $79 million workers' compensation treaty, partially offset by new business written.

Net premiums earned decreased in 2015 primarily due to the same factors driving the decrease in net premiums written as described above and from the adverse impact of the non-renewal of a workers' compensation treaty in the third quarter of 2014, which resulted in a $39 million decrease in premiums. Net premiums earned increased in 2014 primarily from the shorter earning period on certain of the new business written including two non-recurring short-term treaties.

The following tables present a line of business breakdown of Global Reinsurance net premiums earned:

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Property and all other	$204	$298	$253	(31.5)%	17.8%
Casualty	426	475	433	(10.1)%	9.7%
Property catastrophe	219	253	290	(13.4)%	(12.8)%
Net premiums earned	$849	$1,026	$976	(17.2)%	5.1%

	2015 % of Total	2014 % of Total	2013 % of Total
Property and all other	24%	29%	26%
Casualty	50%	46%	44%
Property catastrophe	26%	25%	30%
Net premiums earned	100%	100%	100%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	2015	2014	2013
Loss and loss expense ratio, as reported	34.2%	42.0%	40.5%
Catastrophe losses and related reinstatement premiums	(2.6)%	(3.2)%	(4.0)%
Prior period development	14.3%	6.7%	9.1%
Loss and loss expense ratio, adjusted	45.9%	45.5%	45.6%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $22 million in 2015, compared with $34 million in 2014 and $41 million in 2013. Catastrophe losses in 2015 were primarily related to severe weather-related events in the U.S. Catastrophe losses in 2014 were related to severe storms in Japan, European hailstorms, and severe weather-related events in the U.S. Catastrophe losses in 2013 were primarily from flooding in Canada and Europe. Net favorable prior period development was $119 million in 2015, compared with $63 million in 2014 and $84 million in 2013 (2015, 2014 and 2013 are net of $4 million, $10 million, and $8 million, respectively, of unfavorable premium adjustments to loss sensitive treaties). Refer to the “Prior Period Development” section for additional information. The adjusted loss and loss expense ratio increased 0.4 percentage points in 2015 primarily due to a change in the mix of business in the current year towards higher loss ratio products in the U.S., offset by the non-renewal of a workers' compensation treaty in 2014, which had a higher loss ratio. The adjusted loss and loss expense ratio decreased slightly in 2014 compared to 2013.

The policy acquisition cost ratio increased 0.2 percentage points in 2015 due to the non-renewal of the workers' compensation treaty in 2014, noted above, which incurred no acquisition costs. The policy acquisition cost ratio increased in 2014 primarily due to a change in the mix of business towards products written in the U.S. that have a higher acquisition cost ratio than in other regions and the impact of the non-renewal of the workers' compensation treaty noted above, which incurred no acquisition costs.

The administrative expense ratio increased 0.5 percentage points in 2015 primarily from lower net premiums earned including the non-renewal of the workers' compensation treaty noted above, which did not generate any administrative expenses, partially offset by lower administrative expenses incurred in the current year. The administrative expense ratio increased 0.2 percentage points in 2014 as the prior year included the favorable impact of a $2 million expense adjustment that reduced the administrative expense ratio in 2013. Excluding this adjustment, the administrative expense ratio remained flat.

Life

The Life segment includes our international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance (A&H). We assess the performance of our life business based on Life underwriting income, which includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

				% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums written	$1,998	$2,012	$1,972	(0.7)%	2.0%
Net premiums earned	1,947	1,962	1,905	(0.8)%	3.0%
Losses and loss expenses	601	589	582	2.0%	1.2%
Policy benefits	543	517	515	5.0%	0.4%
(Gains) losses from fair value changes in separate account assets(1)	19	(2)	(16)	NM	(87.5)%
Policy acquisition costs	476	478	358	(0.4)%	33.5%
Administrative expenses	291	285	343	2.1%	(16.9)%
Net investment income	265	268	251	(1.1)%	6.8%
Life underwriting income	282	363	374	(22.3)%	(2.9)%
Net realized gains (losses)	(229)	(383)	360	(40.2)%	NM
Interest expense	5	11	15	(54.5)%	(26.7)%
Other (income) expense(1)	(39)	(1)	10	NM	NM
Amortization of intangible assets	2	3	3	(33.3)%	—%
Income tax expense	30	46	34	(34.8)%	35.3%
Net income (loss)	$55	$(79)	$672	NM	NM

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP are reclassified for Life segment underwriting income presentation from Other (income) expense. For example, 2015 included losses on these assets of $19 million; the offsetting movement in the separate account liabilities is included in and reduces Policy benefits.

The following table presents a line of business breakdown of Life net premiums written and deposits collected on universal life and investment contracts:

						% Change
(in millions of U.S. dollars, except for percentages)	2015	2014	2013	C$(1) 2014	C$(1) 2013	2015 vs. 2014	2014 vs. 2013	C$(1)2015 vs. 2014	C$(1)2014 vs. 2013
A&H(1)	$1,019	$1,000	$1,016	$972	$1,000	1.9%	(1.6)%	4.8%	—
Life insurance	744	750	672	693	650	(0.7)%	11.6%	7.3%	15.3%
Life reinsurance	235	262	284	262	284	(10.2)%	(7.6)%	(10.2)%	(7.6)%
Net premiums written (excludes deposits below)	$1,998	$2,012	$1,972	$1,927	$1,934	(0.7)%	2.0%	3.7%	4.0%

Deposits collected on universal life and investment contracts	$1,015	$997	$821	$953	$811	1.8%	21.4%	6.5%	22.9%
(1) Includes the North American supplemental A&H and life business of Combined Insurance

Life net premiums written decreased slightly in 2015 reflecting the adverse impact of foreign exchange of $84 million. Life net premiums written increased 3.7 percent in 2015 in constant dollars, reflecting growth in our A&H and Life insurance businesses. A&H net premiums written increased due to growth in our core distribution channels, primarily Combined Insurance's supplemental A&H individual and group sales. Our Life insurance business grew primarily in Asia. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written. Life net premiums written increased 2.0 percent, or 4.0 percent in constant dollars in 2014. A&H net premiums written remained flat in 2014 after adjusting for the $16 million unfavorable impact of foreign exchange. Life insurance net premiums written increased in

2014 primarily due to growth in our Asian markets. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.

In 2014, we determined that certain A&H marketing-related costs were more appropriately classified as acquisition costs. This resulted in a $59 million increase to acquisition expenses and an offsetting decrease to administrative expenses in 2014.

Life underwriting income decreased in 2015 primarily due to unfavorable loss reserve development related to our A&H business in the current year, compared to favorable reserve development last year. The prior year was also favorable impacted by a one-time adjustment to certain life products in Asia. Foreign exchange adversely impacted underwriting income on an as reported basis. Life underwriting income decreased slightly in 2014 compared to 2013.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP. New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. The increase in life deposits collected in both 2015 and 2014 is primarily due to growth in our Asian markets.

Other (income) expense consists primarily of our share of net (income) loss related to partially-owned insurance companies. Other income of $39 million for 2015 primarily resulted from gains on sales of investments by our partially-owned insurance company in China.

Net realized gains (losses), which are excluded from Life underwriting income, relate primarily to the change in the net fair value of reported guaranteed living benefits (GLB) reinsurance liabilities and changes in the fair value of derivatives used to partially offset the risk in the variable annuity guarantee portfolio. During 2015, realized losses of $203 million were associated with a net increase in the fair value of the GLB liabilities. These increases were primarily due to the falling equity market levels and the unfavorable impact of discounting future claims for one less year, partially offset by higher interest rates.

In the fourth quarter of 2015, we completed a review of policyholder behavior related to partial withdrawals and updated our review of policyholder lapse and annuitization behavior by treaty for our variable annuity reinsurance business.  Reinsured policies allow for policyholders to make periodic withdrawals from their account values without lapsing the policy. The partial withdrawal results in a reduction to the associated guaranteed value that is either equal or proportional to the amount of the reduction in account value. Based on our review of emerging behavior, we refined our assumptions around the types of partial withdrawals according to their impact on guaranteed value. This resulted in an increase to the fair value of GLB liabilities generating a realized loss of approximately $110 million. As lapse experience continued to emerge, we were able to expand our analysis and further refine our assumptions which resulted in a net increase to the fair value of GLB liabilities generating a realized loss of approximately $10 million. Because of a greater degree of reported experience related to behavior in years subsequent to the first year of annuitization eligibility, we also made several changes to our annuitization assumptions, which generally lowered the annuitization rate for most clients, while raising it for one client. The change in annuitization assumptions decreased the fair value of GLB liabilities and generated a realized gain of approximately $80 million. We will continue to monitor actual policyholder behavior (lapse, partial withdrawal, and annuitization) against our assumptions and make adjustments as appropriate in the period we receive and analyze this data. Also, during the fourth quarter of 2015, we refined certain assumptions around policyholder annuity type selection based on claim experience. This refinement decreased the fair value of GLB liabilities and generated a realized gain of approximately $45 million.

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

We maintain positions in derivative instruments that increase in fair value when the S&P 500 index decreases. During the years ended December 31, 2015, 2014, and 2013, we experienced realized losses of $10 million, $168 million, and $579 million, respectively, related to these derivative instruments.

Net Investment Income

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Fixed maturities	$2,157	$2,199	$2,093
Short-term investments	49	45	29
Equity securities	16	33	37
Other	86	94	105
Gross investment income	2,308	2,371	2,264
Investment expenses	(114)	(119)	(120)
Net investment income	$2,194	$2,252	$2,144

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income decreased 2.6 percent in 2015 compared with 2014 primarily due to the negative impact of foreign exchange of $49 million and lower call activity in our corporate bond portfolio, partially offset by a higher overall invested asset base. Net investment income increased 5.1 percent in 2014 compared with 2013 primarily due to a higher overall invested asset base and call activity in our corporate bond portfolio, partially offset by the negative impact of foreign exchange.

The yield on our fixed maturities was 4.0 percent for the years ended December 31, 2015, 2014, and 3.9 percent in 2013. This compares to the average market yield, which represents the weighted average yield to maturity of our fixed income portfolio based on market prices of the holdings at that date, of 2.8 percent in both December 31, 2015 and 2014 and 3.0 percent at December 31, 2013.

The 1.3 percent, 1.9 percent, and 1.3 percent yield on short-term investments for the years ended December 31, 2015, 2014, and 2013, respectively, reflects the global nature of our insurance operations. For example, yields on short-term investments in Brazil, Mexico, Indonesia, and Malaysia range from 3.3 percent to 14.3 percent in 2015. The yield in 2015 is lower compared to 2014 despite a higher average balance in short-term investments, due to investments held in the U.S. in anticipation of the Chubb acquisition, which earned a lower yield.

For the year ended December 31, 2015, the yield on our equity securities portfolio was 3.1 percent compared with 4.9 percent for 2014 and 4.6 percent for 2013, and reflects the yield on a global high dividend equity portfolio. The prior years also included dividends from an emerging debt portfolio, which was a mutual fund classified as equity. During the third quarter of 2014, however, we elected to exchange our interest in the strategic emerging debt portfolio for direct ownership of certain of the underlying fixed maturities, and the remainder in cash. In 2013 and 2014, the strategic emerging debt portfolio, prior to the election to exchange our interest, and the preferred equity securities represented 76 percent and 64 percent, respectively, of the gross equity securities investment income.

The following table shows the return on average invested assets:

	Year Ended December 31
(in millions of U.S. dollars, except for percentages)	2015	2014	2013
Average invested assets	$63,252	$60,382	$58,574
Net investment income	$2,194	$2,252	$2,144
Return on average invested assets	3.5%	3.7%	3.7%

Return on average invested assets is lower in 2015 compared to 2014 and 2013 primarily due to increased holdings in U.S. short-term investments in anticipation of the Chubb acquisition, which earned a low yield.

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

The following table presents our net realized and unrealized gains (losses) on investments:

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(180)	$(1,076)	$(1,256)	$23	$732	$755
Fixed income derivatives	32	—	32	(107)	—	(107)
Public equity	29	(17)	12	(47)	77	30
Private equity	13	(46)	(33)	(3)	42	39
Total investment portfolio	(106)	(1,139)	(1,245)	(134)	851	717
Variable annuity reinsurance derivative transactions, net of applicable hedges	(213)	—	(213)	(385)	—	(385)
Other derivatives	(12)	—	(12)	50	—	50
Foreign exchange	(80)	(958)	(1,038)	(40)	(632)	(672)
Other	(9)	25	16	2	(5)	(3)
Net gains (losses) before tax	(420)	(2,072)	(2,492)	(507)	214	(293)
Income tax (benefit) expense	(10)	(146)	(156)	100	175	275
Net gains (losses)	$(410)	$(1,926)	$(2,336)	$(607)	$39	$(568)

(1)
For the year ended December 31, 2015, other-than-temporary impairments include $103 million for fixed maturities, $7 million for public equity, and $2 million for private equity. For the year ended December 31, 2014, other-than-temporary impairments include $57 million for fixed maturities, $3 million for private equity, and $8 million for public equity.

At December 31, 2015, our investment portfolios held by U.S. legal entities included approximately $97 million of gross unrealized losses on fixed income investments. Our tax planning strategy related to these losses is based on our view that we will hold these fixed income investments until they recover their cost. As such, we have recognized a deferred tax asset of approximately $34 million related to these fixed income investments. This strategy allows us to recognize the associated deferred tax asset related to these fixed income investments as we do not believe these losses will ever be realized.

Other Income and Expense Items

Effective 2015, amortization of intangible assets are excluded from Other (income) expense and disclosed separately in the consolidated statements of operations. Prior year amounts have been reclassified to conform to the current year presentation.

Other (income) expense was $(51) million in 2015 compared with $(190) million and $(80) million in 2014 and 2013, respectively. Refer to Note 14 to the Consolidated Financial Statements for the components of Other (income) expense.

Amortization of Intangible Assets

Amortization of intangible assets was $171 million in 2015 compared with $108 million and $95 million in 2014 and 2013, respectively.  Refer to Note 6 to the Consolidated Financial Statements for the Amortization of intangible assets as well as the expected amortization expense for the next five years.

The pre-tax amortization expense related to purchased intangibles resulting from the Chubb acquisition, which will be included in Amortization of intangible assets is currently expected to reduce amortization expense in 2016. This impact reflects the fact that the unfavorable amortization expense from these purchased intangible assets will be more than offset by the favorable impact of amortization of the loss reserve fair value adjustment. The intangibles that are subject to amortization, consist principally of distributor relationships and technology.

For 2016, the amortization of acquired UPR intangible of the Chubb acquisition (currently estimated at $1.5 billion) is expected to be recognized through Policy acquisition costs (within segment underwriting income) in line with the earnings pattern of the acquired UPR, with approximately 40 percent in the first quarter, 30 percent in the second quarter, 20 percent in the third quarter, and 10 percent in the fourth quarter.  This amortization will reduce the positive impact of the elimination of the historical deferred acquisition costs (approximately $1.3 billion) given that these costs are eliminated in purchase accounting.

In addition, net income in 2016 will also include the net impact of the amortization associated with the fair value adjustments of acquired invested assets and long-term debt related to purchase accounting.  These items will amortize through net investment income and interest expense, respectively, on the consolidated statement of operations.

We will provide updated information regarding the expected impact of the amortization of the intangibles related to the Chubb acquisition in a future filing with the SEC.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.5 and 4.0 years at December 31, 2015 and 2014, respectively. The decrease in duration in 2015 was primarily due to investment portfolio asset allocation changes toward higher short-term holdings in anticipation of the Chubb acquisition in early 2016. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $2.2 billion at December 31, 2015.

The following table shows the fair value and cost/amortized cost of our invested assets:

	December 31, 2015		December 31, 2014
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$43,587	$43,149	$49,395	$47,826
Fixed maturities held to maturity	8,552	8,430	7,589	7,331
Short-term investments	10,446	10,446	2,322	2,322
	62,585	62,025	59,306	57,479
Equity securities	497	441	510	440
Other investments	3,291	2,993	3,346	2,999
Total investments	$66,373	$65,459	$63,162	$60,918

The fair value of our total investments increased $3.2 billion during the year ended December 31, 2015, primarily due to the proceeds from debt issuances (net of repayments) and the investing of operating cash flows, partially offset by unrealized depreciation, the unfavorable impact of foreign exchange, dividends paid on our Common Shares, and share repurchases.

The following tables present the market value of our fixed maturities and short-term investments at December 31, 2015 and 2014. The first table lists investments according to type and the second according to S&P credit rating:

	December 31, 2015		December 31, 2014
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,395	4%	$2,448	4%
Agency	878	1%	1,222	2%
Corporate and asset-backed securities	17,985	28%	19,854	34%
Mortgage-backed securities	11,701	19%	12,325	21%
Municipal	4,950	8%	4,930	8%
Non-U.S.	14,230	23%	16,205	27%
Short-term investments	10,446	17%	2,322	4%
Total	$62,585	100%	$59,306	100%
AAA	$14,369	23%	$8,943	15%
AA	22,141	36%	21,589	36%
A	10,163	16%	11,625	20%
BBB	8,941	14%	8,690	15%
BB	3,775	6%	4,372	7%
B	3,018	5%	3,916	7%
Other	178	—%	171	—%
Total	$62,585	100%	$59,306	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at December 31, 2015:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$441
General Electric Co	392
Goldman Sachs Group Inc	318
AT&T INC	269
Wells Fargo & Co	257
Bank of America Corp	237
Verizon Communications Inc	232
Morgan Stanley	216
Citigroup Inc	200
Ford Motor Co	197

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
December 31, 2015 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$9,502	$—	$—	$—	$9,502	$9,325
Non-agency RMBS	15	5	12	6	12	50	48
Commercial mortgage-backed	2,126	10	13	—	—	2,149	2,161
Total mortgage-backed securities	$2,141	$9,517	$25	$6	$12	$11,701	$11,534

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

Non-U.S.
Our exposure to the Euro results primarily from Chubb European Group which is headquartered in London and offers a broad range of coverages throughout the European Union, Central, and Eastern Europe. Chubb primarily invests in Euro denominated investments to support its local currency insurance obligations and required capital levels. Chubb’s local currency investment portfolios have strict contractual investment guidelines requiring managers to maintain a high quality and diversified portfolio to both sector and individual issuers. Investment portfolios are monitored daily to ensure investment manager compliance with portfolio guidelines.

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 53 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach, we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at December 31, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$959	$948
Republic of Korea	900	788
Federative Republic of Brazil	568	575
United Mexican States	498	499
Canada	396	383
Kingdom of Thailand	375	350
Province of Ontario	300	287
Province of Quebec	210	201
Japan	192	192
Socialist Republic of Vietnam	168	158
Other Non-U.S. Government Securities (1)	2,391	2,328
Total	$6,957	$6,709

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at December 31, 2015:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,442	$1,414
Canada	783	790
United States (1)	568	570
France	507	498
Netherlands	499	490
Australia	483	476
Germany	347	336
Switzerland	248	246
China	231	226
Hong Kong	164	162
Other Non-U.S. Corporate Securities	2,001	2,035
Total	$7,273	$7,243
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2015, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 10 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,000 issuers, with the greatest single exposure being $113 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Six external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Reinsurance Recoverable on Ceded Reinsurance

(in millions of U.S. dollars)	December 31 2015	December 31 2014
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,741	$11,307
Reinsurance recoverable on paid losses and loss expenses (1)	645	685
Net reinsurance recoverable on losses and loss expenses	$11,386	$11,992
Reinsurance recoverable on policy benefits	$187	$217

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $2.6 billion and $2.4 billion of collateral at December 31, 2015 and 2014, respectively. The decrease in net reinsurance recoverable on loss and loss expenses was primarily due to the impact of unfavorable foreign exchange, favorable PPD, and collections relating to run-off operations, partially offset by higher non-catastrophe large losses.

Asbestos and Environmental (A&E)

Asbestos and environmental (A&E) reserving considerations
For asbestos, Chubb faces claims relating to policies issued to manufacturers, distributors, installers, and other parties in the chain of commerce for asbestos and products containing asbestos. Claimants will generally allege damages across an extended time period which may coincide with multiple policies covering a wide range of time periods for a single insured.

Environmental claims present exposure for remediation and defense costs associated with the contamination of property as a result of pollution. It is common, especially for larger defendants, to be named as a potentially responsible party at multiple sites.

The following table presents count information for asbestos claims by causative agent and environmental claims by site, for direct policies only:

	Asbestos (by causative agent)		Environmental (by site)
	2015	2014	2015	2014
Open at beginning of year	1,127	1,107	3,118	3,339
Newly reported	64	64	463	201
Closed or otherwise disposed	46	44	471	422
Open at end of year	1,145	1,127	3,110	3,118

The increase in newly reported environmental sites in 2015 were primarily for administrative purposes to process settlement payments.

Survival ratios are calculated by dividing the asbestos or environmental loss and allocated loss adjustment expense (ALAE) reserves by the average asbestos or environmental loss and ALAE payments for the three most recent calendar years (3 year survival ratio). The 3 year survival ratios for gross and net Asbestos loss and ALAE reserves were 4.2 years and 5.4 years, respectively. The 3 year survival ratios for gross and net Environmental loss and ALAE reserves were both 1.7 years. The survival ratios provide only a very rough depiction of reserves and are significantly impacted by a number of factors such as aggressive settlement practices, variations in gross to ceded relationships within the asbestos or environmental claims, and levels of coverage provided. We, therefore, urge caution in using these very simplistic ratios to gauge reserve adequacy.

Catastrophe Management

We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at December 31, 2015 and 2014. The table also presents Chubb’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $1,700 million (or 5.8 percent of our total shareholders’ equity at December 31, 2015). We estimate that at such hypothetical loss levels, Chubb’s share of aggregate industry losses would be approximately 1.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	December 31			December 31	December 31			December 31
	2015			2014	2015			2014
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$1,700	5.8%	1.1%	$1,757	$718	2.5%	1.9%	$797
1-in-250	$2,346	8.1%	1.1%	$2,383	$988	3.4%	1.7%	$1,046

The above modeled loss information at December 31, 2015 reflects our in-force portfolio at October 1, 2015 and reinsurance program at January 1, 2016.

The modeling estimates of both Chubb and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate hurricane and earthquake losses. In particular, modeled hurricane and earthquake events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent our potential maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates.

Natural Catastrophe Property Reinsurance Program

Chubb’s core property catastrophe reinsurance program provides protection against natural catastrophes impacting its primary property operations (i.e., excluding our Global Reinsurance and Life segments).

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

Chubb purchases a Global Property Catastrophe Reinsurance Program for our North American and International operations. The program is effective July 1, 2015 through June 30, 2016, and consists of three layers in excess of losses retained by Chubb. In addition, we also purchased terrorism coverage (excluding nuclear, biological, chemical and radiation coverage) for the United States from July 1, 2015 to June 30, 2016 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement. A majority of the program, excess of a $1 billion attachment point, also includes biological and chemical terrorism coverage for the personal lines exposures in those states that mandate such coverage.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $500 million	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$500 million – $1.0 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.275 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation - with biological and chemical covered for the personal lines exposures)	(c)
United States (excluding Alaska and Hawaii)	$1.275 billion – $1.475 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(d)
International (including Alaska and Hawaii)	$0 million – $125 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$125 million – $625 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(b)
Alaska, Hawaii, and Canada	$625 million – $900 million	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(c)
Alaska, Hawaii, and Canada	$925 million – $1.1 billion	All natural perils, and terrorism (excluding nuclear, biological, chemical and radiation)	(d)

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

Political Risk, Trade Credit, and Structured Trade Credit

Political risk insurance is a specialized coverage that provides clients with protection against unexpected, catastrophic political or macroeconomic events, primarily in developing markets. We participate in this market through our wholly-owned subsidiary Sovereign Risk Insurance Ltd. (Sovereign), and through a unit of our London-based AGM operation. Sovereign is one of the world's leading underwriters of political risk insurance and has a global portfolio spread across more than 100 countries. Its clients include financial institutions, national export credit agencies, leading multilateral agencies, and multinational corporations. AGM writes political risk, trade credit, and structured trade credit business out of underwriting offices in London, England; Hamburg, Germany; Sao Paulo, Brazil; Singapore; Tokyo, Japan; and in the U.S. in the following locations: New York, New York; Los Angeles, California; and Washington, D.C.

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

AGM's trade credit and structured trade credit businesses cover losses due to insolvency, protracted default, and political risk perils including export and license cancellation. Our core trade credit product provides coverage to larger companies that have sophisticated credit risk management systems, with exposure to multiple customers and that have the ability to self-insure losses up to a certain level through excess of loss coverage. Its structured trade credit business provides coverage to trade finance banks, exporters, and trading companies, with exposure to trade-related financing instruments.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2015, the RMA released the 2016 SRA which establishes the terms and conditions for the 2016 reinsurance year (i.e., July 1, 2015 through June 30, 2016) that replaced the 2015 SRA. There were no significant changes in the terms and conditions, and therefore the new SRA does not materially impact Chubb's outlook on the crop program relative to 2016.

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

Liquidity
Liquidity is a measure of a company's ability to generate cash flows sufficient to meet short-term and long-term cash requirements. As a holding company, Chubb Limited possesses assets that consist primarily of the stock of its subsidiaries and other investments. In addition to net investment income, Chubb Limited's cash flows depend primarily on dividends or other statutorily permissible payments. Historically, these dividends and other payments have come from Chubb's Bermuda-based operating subsidiaries, which we refer to as our Bermuda subsidiaries. Our consolidated sources of funds consist primarily of net premiums written, fees, net investment income, and proceeds from sales and maturities of investments. Funds are used at our various companies primarily to pay claims, operating expenses, and dividends, to service debt, to purchase investments, and to fund acquisitions.

We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. Should the need arise, we generally have access to capital markets and available credit facilities. In December 2015, we increased our existing $1.0 billion unsecured operational letters of credit (LOC) facility from $1.0 billion to $1.5 billion with the consent of the issuers. Refer to “Credit Facilities” below for additional information. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at December 31, 2015. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility.

To further ensure the sufficiency of funds to settle unforeseen claims, we hold certain invested assets in cash and short-term investments. In addition, for certain insurance, reinsurance, or deposit contracts that tend to have relatively large and reasonably predictable cash outflows, we attempt to establish dedicated portfolios of assets that are duration-matched with the related liabilities. With respect to the duration of our overall investment portfolio, we manage asset durations to both maximize return given current market conditions and provide sufficient liquidity to cover future loss payments. All things being equal, in a low interest rate environment, the overall duration of our fixed maturities tends to be shorter and in a high interest rate environment, such duration tends to be longer. At December 31, 2015, the average duration of our fixed maturities (3.5 years) is less than the average expected duration of our insurance liabilities (4.8 years).

Despite our safeguards, if paid losses accelerate beyond our ability to fund such paid losses from current operating cash flows, we might need to either liquidate a portion of our investment portfolio or arrange for financing. Potential events causing such a liquidity strain could include several significant catastrophes occurring in a relatively short period of time, large uncollectible reinsurance recoverables on paid losses (as a result of coverage disputes, reinsurers' credit problems, or decreases in the value of collateral supporting reinsurance recoverables) or increases in collateral postings under our variable annuity reinsurance business. Because each subsidiary focuses on a more limited number of specific product lines than is collectively available from the Chubb Group of Companies, the mix of business tends to be less diverse at the subsidiary level. As a result, the probability of a liquidity strain, as described above, may be greater for individual subsidiaries than when liquidity is assessed on a consolidated basis. If such a liquidity strain were to occur in a subsidiary, we could be required to liquidate a portion of our investments, potentially at distressed prices, as well as be required to contribute capital to the particular subsidiary and/or curtail dividends from the subsidiary to support holding company operations.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During 2015, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary's financial condition are paramount to the dividend decision. Chubb Limited received dividends of $5.0 billion and $300 million from its Bermuda subsidiaries in 2015 and 2014, respectively. $2.7 billion of the 2015 dividends were paid in 2015, while the remainder were paid in 2016. The dividends received in 2015 included $5.0 billion used to finance a portion of the Chubb acquisition in 2016. Chubb Limited received dividends of $261 million and nil from its Switzerland subsidiaries in 2015 and 2014, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations.  In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd's. Chubb Limited received no dividends from AGM in 2015 and 2014.

The U.S. insurance subsidiaries of ACE INA Holdings Inc. (ACE INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary's domicile (or, if applicable, commercial domicile). ACE INA's international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from ACE INA in 2015 and 2014. Debt issued by ACE INA is serviced by statutorily permissible distributions by ACE INA's insurance subsidiaries to ACE INA as well as other group resources. ACE INA received $833 million of dividends from its subsidiaries in 2015 and $401 million of dividends from its subsidiaries in 2014, of which $374 million was paid in cash. At December 31, 2015, the amount of dividends available to be paid to ACE INA in 2016 from its subsidiaries without prior approval of insurance regulatory authorities totals $1.0 billion.

ACE INA also received $5.1 billion in capital contributions in 2015, of which $2.8 billion were paid in 2015, while the remainder were paid in 2016. $5.0 billion of these capital contributions were sourced from the dividends from the Bermuda subsidiaries to fund the Chubb acquisition as noted above.

Cash Flows
Our insurance and reinsurance operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time claims are paid. Generally, cash flows are affected by claim payments that, due to the nature of our operations, may comprise large loss payments on a limited number of claims and which can fluctuate significantly from period to period. The irregular timing of these loss payments can create significant variations in cash flows from operations between periods. Refer to “Contractual Obligations and Commitments” for our estimate of future claim payments by period. Sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for 2015, 2014, and 2013.

Operating cash flows reflect Net income for each period, adjusted for non-cash items and changes in working capital.

Operating cash flows were $3.9 billion in 2015, compared to $4.5 billion and $4.0 billion in 2014 and 2013, respectively. The decrease in operating cash flows of $632 million in 2015 compared to 2014 was primarily due to higher net losses paid of $478 million and higher income taxes paid of $120 million. The increase in operating cash flows of $474 million in 2014 compared to 2013 was primarily due to higher net premiums collected of $1.0 billion, partially offset by higher net losses paid of $406 million.

Cash used for investing was $6.3 billion in 2015, compared with $2.5 billion and $4.4 billion in 2014 and 2013, respectively. The increase in cash used for investing of $3.8 billion in 2015 compared to 2014 was primarily due to changes in our investment portfolios, principally an increase in short-term investments, to fund the Chubb acquisition. This decrease was offset by a net cash inflow of $264 million related to the purchase of Fireman's Fund (cash paid of $365 million, netted with cash acquired of $629 million). This compares to cash used for acquisitions of $766 million in 2014. The decrease in cash used for investing of $1.9 billion in 2014 compared to 2013 was primarily due to lower net purchases of fixed maturities.

Cash from (used for) financing was $3.7 billion in 2015, compared with $(1.8) billion in 2014, and $391 million in 2013. Cash from financing in 2015 included $4.9 billion of net proceeds from the issuance of long-term debt (net of repayments) partially offset by $862 million of dividends paid on Common Shares and $758 million of share repurchases. Cash used for financing in 2014 included $1.4 billion of share repurchases and $862 million of dividends paid on Common Shares. Cash flows from financing in 2013 included $947 million of proceeds from the issuance of long-term debt, partially offset by dividends paid on Common Shares of $517 million. Dividends paid on Common Shares in 2015 were flat compared to 2014 as the three percent increase in our quarterly dividend beginning with the payment made in July 2015 was offset by fewer shares outstanding as a result of share repurchases in 2015. Dividends paid on Common Shares were higher in 2014 compared to 2013, primarily due to a $0.12 per share increase in our quarterly dividend beginning with the payment made in January 2014 and an additional three percent increase beginning with the payment made in August 2014.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At December 31, 2015, there were $1.4 billion in repurchase agreements outstanding.

In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. In each program, participating Chubb entities establish deposit accounts in different currencies with the bank provider. Each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to all participating Chubb entities as needed, provided that the overall notionally pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. Chubb entities may incur overdraft balances as a means to address short-term liquidity needs. Any overdraft balances incurred under this program by a Chubb entity would be guaranteed by Chubb Limited (up to $300 million in the aggregate). Our syndicated letter of credit facility allows for same day drawings to fund a net pool overdraft should participating Chubb entities withdraw contributed funds from the pool.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	December 31	December 31
(in millions of U.S. dollars, except for percentages)	2015	2014
Short-term debt	$—	$1,150
Long-term debt	9,447	3,357
Total financial debt	9,447	4,507
Trust preferred securities	309	309
Total shareholders’ equity	29,135	29,587
Total capitalization	$38,891	$34,403
Ratio of financial debt to total capitalization	24.3%	13.1%
Ratio of financial debt plus trust preferred securities to total capitalization	25.1%	14.0%

In 2015, repurchase agreements are excluded from short-term debt and disclosed separately in the consolidated balance sheets. Prior year amounts have been reclassified to conform to the current year presentation. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

In March 2015, we issued $800 million of 3.15 percent senior notes due March 2025. The proceeds from the debt issuance are expected to be used to repay at maturity $500 million of 5.7 percent senior notes due February 2017 and $300 million of 5.8 percent senior notes due March 2018. In May 2015, ACE INA's $450 million of 5.6 percent senior notes matured and were fully paid. In November 2015, we issued $5.3 billion of senior notes, the proceeds of which were used to finance a portion of the Chubb acquisition as discussed below. In November 2015, ACE INA's $700 million of 2.6 percent senior notes matured and were fully paid. For a discussion of our debt outstanding, refer to Note 9 to the Consolidated Financial Statements.

On January 14, 2016, we acquired The Chubb Corporation for approximately $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees, directors, and consultants with an attributed value of approximately $340 million. We financed the cash portion of the transaction through a combination of $9 billion sourced from various Chubb Limited and Chubb Corporation companies plus $5.3 billion of senior notes as discussed above. Refer to Note 2 to the Consolidated Financial Statements for additional information.

As part of the acquisition of The Chubb Corporation, we assumed all of its senior and subordinated debt obligations, totaling $3.3 billion par value, which is guaranteed by Chubb Limited. Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375 percent through April 14, 2017 and at a rate equal to the three-month Libor rate plus 2.25 percent thereafter. If the current three-month Libor rate is not substantially higher in early 2017, and the near-term expectations are similar, it is our expectation that these securities would not be redeemed at the reset date. However, our expectations are subject to change depending on market conditions and other factors.

We believe our financial strength provides us with the flexibility and capacity to obtain available funds externally through debt or equity financing on both a short-term and long-term basis. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We have accessed both the debt and equity markets from time to time. We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited SEC shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. In October 2015, we filed a new unlimited shelf registration which allows us to issue certain classes of debt and equity. This shelf registration expires in October 2018.

As part of our capital management program, in November 2014, our Board of Directors (Board) authorized the repurchase of up to $1.5 billion of Chubb’s Common Shares through December 31, 2015 to replace the prior repurchase authorization of $2.0 billion of Chubb's shares when it expired on December 31, 2014. We repurchased $734 million, $1,449 million, and $290 million of Common Shares in a series of open market transactions in 2015, 2014, and 2013, respectively. At this time, management has elected to discontinue share repurchases. There are no outstanding share repurchase authorizations at December 31, 2015. As of December 31, 2015, there were 18,268,971 Common Shares in treasury with a weighted average cost of $105.22 per share.

Common Shares
Our Common Shares had a par value of CHF 24.15 each at December 31, 2015.

Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars.

At our May 2014 annual general meeting, our shareholders approved an annual dividend for the following year of $2.60 per share, payable in four quarterly installments of $0.65 per share after the annual general meeting in the form of a distribution by way of a par value reduction.

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, expected to be paid in four quarterly installments of $0.67 per share after the annual general meeting by way of a distribution from capital contribution reserves (Additional paid-in-capital), transferred to free reserves for payment (Retained earnings). The Board will determine the record and payment dates at which the annual dividend may be paid, and is authorized to abstain from distributing a dividend at its discretion, until the date of the 2016 annual general meeting. The first three quarterly installments, each of $0.67 per share, have been distributed by the Board as expected. Refer to Note 11 to the Consolidated Financial Statements for additional information on our dividends.

Dividend distributions on Common Shares amounted to CHF 2.56 ($2.66) per share for the year ended December 31, 2015 (including par value reductions of CHF 0.62 per share).

Contractual Obligations and Commitments

The following table presents our future payments due by period under contractual obligations at December 31, 2015:

	Payments Due By Period
			2017	2019
(in millions of U.S. dollars)	Total	2016	and 2018	and 2020	Thereafter
Payment amounts determinable from the respective contracts
Deposit liabilities(1)	$1,259	$23	$45	$35	$1,156
Purchase obligations(2)	375	144	163	68	—
Limited partnerships – funding commitments(3)	824	415	322	87	—
Operating leases	459	111	165	97	86
Repurchase agreements	1,404	1,404	—	—	—
Long-term debt	9,461	—	802	1,800	6,859
Trust preferred securities	309	—	—	—	309
Interest on debt obligations	5,075	390	728	644	3,313
Total obligations in which payment amounts are determinable from the respective contracts	19,166	2,487	2,225	2,731	11,723
Payment amounts not determinable from the respective contracts
Estimated gross loss payments under insurance and reinsurance contracts	37,348	9,257	9,811	5,283	12,997
Estimated payments for future policy benefits	20,090	814	1,786	1,498	15,992
Total contractual obligations and commitments	$76,604	$12,558	$13,822	$9,512	$40,712

(1)	Refer to Note 1 k) to the Consolidated Financial Statements.

(2)	Primarily comprises audit fees and agreements with vendors to purchase system software administration and maintenance services.

(3)	The timing of the payments of these commitments is uncertain and will differ from the estimated timing in the table.

The above table excludes the following items:

•
Pension obligations: Minimum funding requirements for our pension obligations are immaterial. Subsequent funding commitments are apt to vary due to many factors and are difficult to estimate at this time. Refer to Note 13 to the Consolidated Financial Statements for additional information.

•
Liabilities for unrecognized tax benefits: The liability for unrecognized tax benefits, excluding interest, was $16 million at December 31, 2015. We recognize accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense in the consolidated statements of operations. At December 31, 2015, we had $4 million in liabilities for income tax-related interest and penalties in our consolidated balance sheets. We are unable to make a reasonably reliable estimate for the timing of cash settlement with respect to these liabilities. Refer to Note 8 to the Consolidated Financial Statements for additional information.

We have no other significant contractual obligations or commitments not reflected in the table above. We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Estimated gross loss payments under insurance and reinsurance contracts
We are obligated to pay claims under insurance and reinsurance contracts for specified loss events covered under those contracts. Such loss payments represent our most significant future payment obligation as a P&C insurance and reinsurance company. In contrast to other contractual obligations, cash payments are not determinable from the terms specified within the contract. For example, we do not ultimately make a payment to our counterparty for many insurance and reinsurance contracts

(i.e., when a loss event has not occurred) and if a payment is to be made, the amount and timing cannot be determined from the contract. In the table above, we estimate payments by period relating to our gross liability for unpaid losses and loss expenses included in the consolidated balance sheet at December 31, 2015, and do not take into account reinsurance recoverable. These estimated loss payments are inherently uncertain and the amount and timing of actual loss payments are likely to differ from these estimates and the differences could be material. Given the numerous factors and assumptions involved in both estimates of loss and loss expense reserves and related estimates as to the timing of future loss and loss expense payments in the table above, differences between actual and estimated loss payments will not necessarily indicate a commensurate change in ultimate loss estimates. The liability for unpaid losses and loss expenses presented in our balance sheet is discounted for certain structured settlements for which the timing and amount of future claim payments are reliably determinable and certain reserves for unsettled claims that are discounted in statutory filings. Accordingly, the estimated amounts in the table exceed the liability for Unpaid losses and loss expenses presented in our balance sheet. Refer to Note 1 h) to the Consolidated Financial Statements for additional information.

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

In December 2015, we increased our existing $1.0 billion unsecured operational LOC facility guaranteed by Chubb Limited expiring in November 2017 to $1.5 billion with the consent of the issuers. We are allowed to use up to $300 million of this LOC facility as an unsecured revolving credit facility. At December 31, 2015, outstanding LOCs issued under this facility were $797 million.

It is anticipated that our $1.5 billion unsecured operational LOC facility will be renewed on expiry but such renewal is subject to the availability of credit from banks utilized by Chubb. In the event that such credit support is insufficient, we could be required to provide alternative security to clients. This could take the form of additional insurance trusts supported by our investment portfolio or funds withheld using our cash resources. The value of LOCs required is driven by, among other things, statutory liabilities reported by variable annuity guarantee reinsurance clients, loss development of existing reserves, the payment pattern of such reserves, the expansion of business, and loss experience of such business.

The facility noted above requires that we maintain certain covenants, all of which have been met at December 31, 2015. These covenants include:

(i)
Maintenance of a minimum consolidated net worth in an amount not less than the “Minimum Amount”. For the purpose of this calculation, the Minimum Amount is an amount equal to the sum of the base amount (currently $20.7 billion) plus 25 percent of consolidated net income for each fiscal quarter, ending after the date on which the current base amount became effective, plus 50 percent of any increase in consolidated net worth during the same period, attributable to the issuance of Common and Preferred Shares. The Minimum Amount is subject to an annual reset provision.

(ii)
Maintenance of a maximum debt to total capitalization ratio of not greater than 0.35 to 1. Under this covenant, debt does not include repurchase agreements, trust preferred securities or mezzanine equity, except where the ratio of the sum of trust preferred securities and mezzanine equity to total capitalization is greater than 15 percent. In this circumstance, the amount greater than 15 percent would be included in the financial debt to total capitalization ratio.

At December 31, 2015, (a) the minimum consolidated net worth requirement under the covenant described in (i) above was $21.4 billion and our actual consolidated net worth as calculated under that covenant was $28.3 billion and (b) our ratio of financial debt to total capitalization was .243 to 1, which is below the maximum debt to total capitalization ratio of 0.35 to 1 as described in (ii) above.

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

Ratings

Chubb Limited and its subsidiaries are assigned credit and financial strength (insurance) ratings from internationally recognized rating agencies, including S&P, A.M. Best, Moody's, and Fitch. The ratings issued on our companies by these agencies are announced publicly and are available directly from the agencies. Our Internet site (investors.chubb.com, under Resources) also contains some information about our ratings, but such information on our website is not incorporated by reference into this report.

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

It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs, and our ability to access the capital markets could be impacted. In addition, our insurance and reinsurance operations could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets. Also, we have insurance and reinsurance contracts which contain rating triggers. In the event the S&P or A.M. Best financial strength ratings of Chubb fall, we may be faced with the cancellation of premium or be required to post collateral on our underlying obligation associated with this premium. We estimate that at December 31, 2015, a one-notch downgrade of our S&P or A.M. Best financial strength ratings would result in an immaterial loss of premium or requirement for collateral to be posted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At December 31, 2015 and 2014, our notional exposure to derivative instruments was $3.1 billion and $7.4 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at December 31, 2015. Our policies to address these risks in 2015 were not materially different from 2014. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at December 31, 2015 and 2014, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	2015	2014
Fair value of fixed income portfolio	$62.6	$59.3
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$2.2	$2.4
As a percentage of total fixed income portfolio at fair value	3.5%	4.0%

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

The following table presents the impact at December 31, 2015 and 2014, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	2015	2014
Fair value of debt obligations, including repurchase agreements	$11,528	$6,723
Impact of 100 bps decrease in interest rates:
In dollars	$921	$362
As a percentage of total debt obligations at fair value	8.0%	5.4%

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions; however, we do consider hedging for planned cross border transactions.

The following table summarizes the net assets in non-U.S. currencies at December 31, 2015 and 2014:

		2015		2014	2015 vs. 2014 % change in exchange rate per USD
	Value of	Exchange rate	Value of	Exchange rate
(in millions of U.S. dollars, except for percentages)	Net Assets	per USD	Net Assets	per USD
British pound sterling (GBP)	$1,200	1.4736	$1,274	1.5577	(5.4)%
Euro (EUR)	749	1.0862	704	1.2098	(10.2)%
Mexican peso (MXN)	683	0.0581	822	0.0678	(14.3)%
Brazilian real (BRL)	682	0.2525	918	0.3763	(32.9)%
Korean Won (KRW) (x100)	613	0.0851	559	0.0917	(7.2)%
Canadian dollar (CAD)	507	0.7226	580	0.8605	(16.0)%
Japanese yen (JPY)	493	0.0083	476	0.0084	(1.2)%
Thailand Baht (THB)	377	0.0278	381	0.0304	(8.6)%
Australian dollar (AUD)	373	0.7286	509	0.8175	(10.9)%
Other foreign currencies	1,189	various	1,254	various	NM
Value of net assets denominated in foreign currencies	$6,866		$7,477
As a percentage of total net assets	23.6%		25.3%
Pre-tax impact on Shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$624		$677

Reinsurance of GMDB and GLB guarantees
Chubb views its variable annuity reinsurance business as having a similar risk profile to that of catastrophe reinsurance with the probability of long-term economic loss relatively small, at the time of pricing. Adverse changes in market factors and policyholder behavior will have an impact on both life underwriting income and net income. When evaluating these risks, we expect to be compensated for taking both the risk of a cumulative long-term economic net loss, as well as the short-term accounting variations caused by these market movements. Therefore, we evaluate this business in terms of its long-term economic risk and reward.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at December 31, 2015 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at December 31, 2015.

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from December 31, 2015 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 55 percent of that population has become eligible to annuitize and generate a claim (since approximately 45 percent of policies are not eligible to annuitize until after December 31, 2015). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the first quarter 2016 to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$457	$314	$60	$(258)	$(634)	$(1,064)
	Increase/(decrease) in hedge value	(120)	—	120	239	359	479
	Increase/(decrease) in net income	$337	$314	$180	$(19)	$(275)	$(585)
Flat	(Increase)/decrease in Gross FVL	$233	$—	$(304)	$(667)	$(1,088)	$(1,555)
	Increase/(decrease) in hedge value	(120)	—	120	239	359	479
	Increase/(decrease) in net income	$113	$—	$(184)	$(428)	$(729)	$(1,076)
-100 bps	(Increase)/decrease in Gross FVL	$(108)	$(389)	$(738)	$(1,143)	$(1,601)	$(2,090)
	Increase/(decrease) in hedge value	(120)	—	120	239	359	479
	Increase/(decrease) in net income	$(228)	$(389)	$(618)	$(904)	$(1,242)	$(1,611)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$68	$(76)	$7	$—	$(15)	$13
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$68	$(76)	$7	$—	$(15)	$13

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$26	$13	$(13)	$(27)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$26	$13	$(13)	$(27)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$252	$140	$(172)	$(367)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$252	$140	$(172)	$(367)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(345)	$(191)	$238	$443
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(345)	$(191)	$238	$443

Variable Annuity Net Amount at Risk

All our VA reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible which limit the net amount at risk under these programs. The tables below present the net amount at risk at December 31, 2015 following an immediate change in equity market levels, assuming all global equity markets are impacted equally. For further information on the net amount at risk, refer to Note 5 c) to the Consolidated Financial Statements.

a) Reinsurance covering the GMDB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$359	$364	$854	$1,246	$1,211	$1,031
Claims at 100% immediate mortality	207	229	253	254	237	219

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

b) Reinsurance covering the GLB risk only

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GLB net amount at risk	$385	$733	$1,403	$2,286	$2,778	$3,016
The treaty claim limits cause the net amount at risk to increase at a declining rate as equity markets fall.
c) Reinsurance covering both the GMDB and GLB risks on the same underlying policyholders

	Equity Shock
(in millions of U.S. dollars)	+20%	Flat	-20%	-40%	-60%	-80%
GMDB net amount at risk	$66	$89	$115	$136	$152	$163
GLB net amount at risk	243	422	749	1,230	1,663	2,009
Claims at 100% immediate mortality	19	56	231	359	459	555
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

ITEM 9A. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2015. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in Chubb’s internal controls over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, Chubb’s internal controls over financial reporting. Chubb's management report on internal control over financial reporting is included on page F-3 and PricewaterhouseCoopers LLP's audit report is included on page F-4.

ITEM 9B. Other Information
None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information pertaining to this item is incorporated by reference to the sections entitled “Agenda Item 5 - Election of the Board of Directors”, “Corporate Governance - Director Nomination Process and Annual Board Skills Review”, “Corporate Governance - The Committees of the Board - Audit Committee”, and “Corporate Governance - Did Our Officers and Directors Comply with Section 16(a) Beneficial Ownership Reporting in 2015?” of the definitive proxy statement for the 2016 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A. Also incorporated herein by reference is the text under the caption “Executive Officers of the Registrant” appearing at the end of Part I Item 1 of the Annual Report on Form 10-K.

Code of Ethics
Chubb has adopted a Code of Conduct, which sets forth standards by which all Chubb employees, officers, and directors must abide as they work for Chubb. Chubb has posted this Code of Conduct on its Internet site (investors.chubb.com, under Corporate Governance/ Integrity First: The Chubb Code of Conduct). Chubb intends to disclose on its Internet site any amendments to, or waivers from, its Code of Conduct that are required to be publicly disclosed pursuant to the rules of the SEC or the New York Stock Exchange.

ITEM 11. Executive Compensation

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Compensation Committee Report” and “Director Compensation” of the definitive proxy statement for the 2016 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the sections entitled “Information About our Share Ownership” and “Agenda Item 10 - Approval of the Chubb Limited 2016 Long-Term Incentive Plan - Authorized Securities under Equity Compensation Plans” of the definitive proxy statement for the 2016 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the sections entitled “Corporate Governance - What Is Our Related Party Transactions Approval Policy and What Procedures Do We Use to Implement It?”, “Corporate Governance - What Related Person Transactions Do We Have?”, and “Corporate Governance - The Board of Directors - Director Independence and Other Information” of the definitive proxy statement for the 2016 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

This item is incorporated by reference to the section entitled “Agenda Item 4 – 4.2 - Election of Auditors - Ratification of appointment of PricewaterhouseCoopers LLP (United States) as independent registered public accounting firm for purposes of U.S. securities law reporting” of the definitive proxy statement for the 2016 Annual General Meeting of Shareholders which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)Financial Statements, Schedules, and Exhibits

Other schedules have been omitted as they are not applicable to Chubb, or the required information has been included in the Consolidated Financial Statements and related notes.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended and restated	8-K	3.1	January 15, 2016

3.2	Organizational Regulations of the Company as amended	8-K	3.2	May 22, 2015

4.1	Articles of Association of the Company, as amended and restated	S-3	4.1(b)	October 23, 2015

4.2	Organizational Regulations of the Company as amended	8-K	4.2	May 22, 2015

4.3	Specimen share certificate representing Common Shares	8-K	4.3	July 18, 2008

4.4	Form of 2.6 percent Senior Notes due 2015	8-K	4.1	November 23, 2010

4.5	Indenture, dated March 15, 2002, between ACE Limited and Bank One Trust Company, N.A.	8-K	4.1	March 22, 2002

4.6	Senior Indenture, dated August 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank of New York Mellon Trust Company, N.A. (as successor), as trustee	S-3 ASR	4.4	December 10, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith

4.7	Indenture, dated November 30, 1999, among ACE INA Holdings, Inc. and Bank One Trust Company, N.A., as trustee	10-K	10.38	March 29, 2000

4.8	Indenture, dated December 1, 1999, among ACE INA Holdings, Inc., ACE Limited and Bank One Trust Company, National Association, as trustee	10-K	10.41	March 29, 2000

4.9	Amended and Restated Trust Agreement, dated March 31, 2000, among ACE INA Holdings, Inc., Bank One Trust Company, National Association, as property trustee, Bank One Delaware Inc., as Delaware trustee and the administrative trustees named therein	10-K	4.17	March 16, 2006

4.10	Common Securities Guarantee Agreement, dated March 31, 2000	10-K	4.18	March 16, 2006

4.11	Capital Securities Guarantee Agreement, dated March 31, 2000	10-K	4.19	March 16, 2006

4.12	Form of 2.70 percent Senior Notes due 2023	8-K	4.1	March 13, 2013

4.13	Form of 4.15 percent Senior Notes due 2043	8-K	4.2	March 13, 2013

4.14	First Supplemental Indenture dated as of March 13, 2013 to the Indenture dated as of August 1, 1999 among ACE INA Holdings, Inc., as Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee	8-K	4.3	March 13, 2013

4.15	Form of 3.35 percent Senior Notes due 2024	8-K	4.1	May 27, 2014

4.16	Form of 3.150 percent Senior Notes due 2025	8-K	4.1	March 16, 2015

4.17	Form of 2.30 percent Senior Notes due 2020	8-K	4.1	November 3, 2015

4.18	Form of 2.875 percent Senior Notes due 2022	8-K	4.2	November 3, 2015

4.19	Form of 3.35 percent Senior Notes due 2026	8-K	4.3	November 3, 2015

4.20	Form of 4.35 percent Senior Notes due 2045	8-K	4.4	November 3, 2015

4.21	First Supplemental Indenture to the Chubb Corp Senior Indenture dated as of January 15, 2016 to the Indenture dated as of October 25, 1989 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	January 15, 2016

4.22	Second Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of January 15, 2016 to the Indenture dated as of March 29, 2007 among ACE INA Holdings, Inc., as Successor Issuer, ACE Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	January 15, 2016

4.23	Chubb Corp Senior Indenture (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.24	Chubb Corp Junior Subordinated Indenture (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.1	March 30, 2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
4.25	First Supplemental Indenture to the Chubb Corp Junior Subordinated Indenture dated as of March 29, 2007 between the Chubb Corporation and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.2	March 30, 2007

4.26	Form of 5.75 percent Chubb Corp Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.1	May 6, 2008

4.27	Form of 6.60 percent Chubb Corp Debentures due 2018 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.28	Form of 6.80 percent Chubb Corp Debentures due 2031 (incorporated by reference to Exhibit 4(a) to Chubb Corp's Registration Statement on Form S-3 filed on October 27, 1989) (File No. 33-31796)	S-3	4(a)	October 27, 1989

4.29	Form of 6.00 percent Chubb Corp Senior Notes due 2037 (incorporated by reference to Exhibit 4.1 to Chubb Corp's Current Report on Form 8-K filed on May 11, 2007) (File No. 001-08661)	8-K	4.1	May 11, 2007

4.30	Form of 6.50 percent Chubb Corp Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to Chubb Corp's Current Report on Form 8-K filed on May 6, 2008) (File No. 001-08661)	8-K	4.2	May 6, 2008

4.31	Form of debenture for the 6.375 percent Chubb Corp DISCs (incorporated by reference to Exhibit 4.3 to Chubb Corp's Current Report on Form 8-K filed on March 30, 2007) (File No. 001-08661)	8-K	4.3	March 30, 2007

10.1*	Form of Indemnification Agreement between the Company and the directors of the Company, dated August 13, 2015				X

10.2	Credit Agreement for $1,000,000,000 Senior Unsecured Letter of Credit Facility, dated as of November 6, 2012, among ACE Limited, and certain subsidiaries and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank	10-K	10.13	February 28, 2013

10.3*	Employment Terms dated October 29, 2001, between ACE Limited and Evan Greenberg	10-K	10.64	March 27, 2003

10.4*	Employment Terms dated November 2, 2001, between ACE Limited and Philip V. Bancroft	10-K	10.65	March 27, 2003

10.5*	Executive Severance Agreement between ACE Limited and Philip Bancroft, effective January 2, 2002	10-Q	10.1	May 10, 2004

10.6*	Letter Regarding Executive Severance between ACE Limited and Philip V. Bancroft	10-K	10.17	February 25, 2011

10.7*	Employment Terms dated April 10, 2006, between ACE and John Keogh	10-K	10.29	February 29, 2008

10.8*	Executive Severance Agreement between ACE and John Keogh	10-K	10.30	February 29, 2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.9*	ACE Limited Executive Severance Plan as amended effective May 18, 2011	10-K	10.21	February 24, 2012

10.10*	Form of employment agreement between the Company (or subsidiaries of the Company) and executive officers of the Company to allocate a percentage of aggregate salary to the Company (or subsidiaries of the Company)	8-K	10.1	July 16, 2008

10.11*	Description of Executive Officer Cash Compensation for 2011	10-Q	10.1	November 3, 2011

10.12*	Description of Directors Compensation	10-Q	10.1	May 2, 2014

10.13*	ACE Limited Annual Performance Incentive Plan	S-1	10.13	January 21, 1993

10.14*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2005)	10-K	10.24	March 16, 2006

10.15*	ACE USA Officer Deferred Compensation Plan (as amended through January 1, 2001)	10-K	10.25	March 16, 2006

10.16*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.7	October 30, 2013

10.17*	ACE USA Officer Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.36	February 27, 2009

10.18*	First Amendment to the Amended and Restated ACE USA Officers Deferred Compensation Plan	10-K	10.28	February 25, 2010

10.19*	Form of Swiss Mandatory Retirement Benefit Agreement (for Swiss-employed named executive officers)	10-Q	10.2	May 7, 2010

10.20*	ACE Limited Supplemental Retirement Plan (as amended and restated effective July 1, 2001)	10-Q	10.1	November 14, 2001

10.21*	ACE Limited Supplemental Retirement Plan (as amended and restated effective January 1, 2011)	10-Q	10.6	October 30, 2013

10.22*	Amendments to the ACE Limited Supplemental Retirement Plan and the ACE Limited Elective Deferred Compensation Plan	10-K	10.38	February 29, 2008

10.23*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2009)	10-K	10.39	February 27, 2009

10.24*	ACE Limited Elective Deferred Compensation Plan (as amended and restated effective January 1, 2011)	10-Q	10.5	October 30, 2013

10.25*	Deferred Compensation Plan amendments, effective January 1, 2009	10-K	10.40	February 27, 2009

10.26*	Amendment to the ACE Limited Supplemental Retirement Plan	10-K	10.39	February 29, 2008

10.27*	Amendment and restated ACE Limited Supplemental Retirement Plan, effective January 1, 2009	10-K	10.42	February 27, 2009

10.28*	ACE USA Supplemental Employee Retirement Savings Plan	10-Q	10.6	May 15, 2000

10.29*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Second Amendment)	10-K	10.30	March 1, 2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.30*	ACE USA Supplemental Employee Retirement Savings Plan (as amended through the Third Amendment)	10-K	10.31	March 1, 2007

10.31*	ACE USA Supplemental Employee Retirement Savings Plan (as amended and restated)	10-K	10.46	February 27, 2009

10.32*	First Amendment to the Amended and Restated ACE USA Supplemental Employee Retirement Savings Plan	10-K	10.39	February 25, 2010

10.33*	The ACE Limited 1995 Outside Directors Plan (as amended through the Seventh Amendment)	10-Q	10.1	August 14, 2003

10.34*	ACE Limited 1998 Long-Term Incentive Plan (as amended through the Fourth Amendment)	10-K	10.34	March 1, 2007

10.35*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Fifth Amendment)	8-K	10	May 21, 2010

10.36*	ACE Limited 2004 Long-Term Incentive Plan (as amended through the Sixth Amendment)	8-K	10.1	May 20, 2013

10.37*	ACE Limited Rules of the Approved U.K. Stock Option Program	10-Q	10.2	February 13, 1998

10.38*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.54	February 27, 2009

10.39*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.55	February 27, 2009

10.40*	Director Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	November 9, 2009

10.41*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.1	May 8, 2008

10.42*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	May 8, 2008

10.43*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.60	February 27, 2009

10.44*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	October 30, 2013

10.45*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.56	February 28, 2014

10.46*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.4	September 13, 2004

10.47*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	May 8, 2008

10.48*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.63	February 27, 2009

10.49*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	October 30, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.50*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	8-K	10.5	September 13, 2004

10.51*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.3	May 8, 2008

10.52*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.4	October 30, 2013

10.53*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan, as updated through May 4, 2006	10-Q	10.3	May 5, 2006

10.54*	Revised Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 8, 2006

10.55*	Revised Form of Performance Based Restricted Stock Award Terms under The ACE Limited 2004 Long-Term Incentive Plan	10-K	10.65	February 25, 2011

10.56*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan	10-K	10.67	February 28, 2014

10.57*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Chief Executive Officer, Chief Financial Officer and the General Counsel	10-K	10.68	February 28, 2014

10.58*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	November 7, 2007

10.59*	Form of Restricted Stock Unit Award Terms (for outside directors) under the ACE Limited 2004 Long-Term Incentive Plan	10-Q	10.2	August 7, 2009

10.60*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.1	August 4, 2011

10.61*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.2	August 4, 2011

10.62*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-Q	10.3	August 4, 2011

10.63*	ACE Limited Employee Stock Purchase Plan, as amended	8-K	10.1	May 22, 2012

10.64*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Messrs. Greenberg and Cusumano	10-K	10.72	February 24, 2012

10.65*	Separation and Release Agreement between the Company and Robert Cusumano, dated July 24, 2013	10-Q	10.8	October 30, 2013

10.66*	Form of Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.68	February 27, 2015

10.67*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.69	February 27, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
10.68*	Form of Restricted Stock Unit Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.70	February 27, 2015

10.69*	Form of Incentive Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.71	February 27, 2015

10.70*	Form of Non-Qualified Stock Option Terms under the ACE Limited 2004 Long-Term Incentive Plan for Swiss Executive Management	10-K	10.72	February 27, 2015

10.71*	Form of Executive Management Non-Competition Agreement	8-K	10.1	May 22, 2015

10.72
Commitment Increase Agreement to increase the credit capacity under the Credit Agreement originally entered into on November 6, 2012 to $1,500,000,000 under the Senior Unsecured Letter of Credit Facility, dated as of December 11, 2015, among ACE Limited, and certain subsidiaries, and Wells Fargo Bank, National Association as Administrative Agent, the Swingline Bank and an Issuing Bank
					X

10.73*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan				X

10.74*	Form of Performance Based Restricted Stock Award Terms under the ACE Limited 2004 Long-Term Incentive Plan for Special Award for Messrs. Greenberg and Keogh				X

12.1	Ratio of earnings to fixed charges				X

18.1	Preferability Letter of Independent Registered Public Accounting Firm	10-Q	18.1	October 29, 2014

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101
The following financial information from Chubb Limited's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i)  Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and (v) Notes to the Consolidated Financial Statements
					X

* Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHUBB LIMITED

By:	/s/ Philip V. Bancroft
Philip V. Bancroft Executive Vice President and Chief Financial Officer

February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan G. Greenberg	Chairman, President, Chief Executive Officer, and Director	February 26, 2016
Evan G. Greenberg

/s/ Philip V. Bancroft	Executive Vice President and Chief Financial Officer	February 26, 2016
Philip V. Bancroft	(Principal Financial Officer)

/s/ Paul B. Medini	Chief Accounting Officer	February 26, 2016
Paul B. Medini	(Principal Accounting Officer)

/s/ Michael G. Atieh	Director	February 26, 2016
Michael G. Atieh

/s/ Sheila P. Burke	Director	February 26, 2016
Sheila P. Burke

/s/ James I. Cash, Jr.	Director	February 26, 2016
James I. Cash, Jr.

/s/ Mary A. Cirillo	Director	February 26, 2016
Mary A. Cirillo

/s/ Michael P. Connors	Director	February 26, 2016
Michael P. Connors

Signature	Title	Date

/s/ John A. Edwardson	Director	February 26, 2016
John A. Edwardson

/s/ Robert M. Hernandez	Director	February 26, 2016
Robert M. Hernandez

/s/ Lawrence W. Kellner	Director	February 26, 2016
Lawrence W. Kellner

/s/ Peter Menikoff	Director	February 26, 2016
Peter Menikoff

/s/ Leo F. Mullin	Director	February 26, 2016
Leo F. Mullin

/s/ Kimberly A. Ross	Director	February 26, 2016
Kimberly A. Ross

/s/ Robert W. Scully	Director	February 26, 2016
Robert W. Scully

/s/ Eugene B. Shanks, Jr.	Director	February 26, 2016
Eugene B. Shanks, Jr.

/s/ Theodore E. Shasta	Director	February 26, 2016
Theodore E. Shasta

/s/ David H. Sidwell	Director	February 26, 2016
David H. Sidwell

/s/ Olivier Steimer	Director	February 26, 2016
Olivier Steimer

/s/ James M. Zimmerman	Director	February 26, 2016
James M. Zimmerman

CHUBB LIMITED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Chubb Limited
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
INTERNAL CONTROL OVER FINANCIAL REPORTING

Financial Statements
The consolidated financial statements of Chubb Limited (Chubb) were prepared by management, which is responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Board of Directors (Board), operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of Chubb, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use or disposition. The Audit Committee annually recommends the appointment of an independent registered public accounting firm and submits its recommendation to the Board for approval.

The Audit Committee meets with management, the independent registered public accountants and the internal auditor; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accountants and the internal auditor meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of Chubb's internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of the Board and committees of the Board. Chubb believes that all representations made to our independent registered public accountants during their audits were valid and appropriate.

Internal Control over Financial Reporting
The management of Chubb is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2015, management has evaluated the effectiveness of Chubb's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, we have concluded that Chubb's internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements of Chubb included in this Annual Report, has issued a report on the effectiveness of Chubb's internal controls over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of Chubb's internal control over financial reporting as of December 31, 2015, is included in this Item under “Report of Independent Registered Public Accounting Firm” and follows this statement.

/s/ Evan G. Greenberg	/s/ Philip V. Bancroft
Evan G. Greenberg	Philip V. Bancroft
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chubb Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Chubb Limited and its subsidiaries (the "Company") at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Internal Control Over Financial Reporting, appearing in Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2016

CONSOLIDATED BALANCE SHEETS
Chubb Limited and Subsidiaries

	December 31	December 31
(in millions of U.S. dollars, except share and per share data)	2015	2014
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $43,149 and $47,826)	$43,587	$49,395
(includes hybrid financial instruments of $31 and $274)
Fixed maturities held to maturity, at amortized cost (fair value – $8,552 and $7,589)	8,430	7,331
Equity securities, at fair value (cost – $441 and $440)	497	510
Short-term investments, at fair value and amortized cost	10,446	2,322
Other investments (cost – $2,993 and $2,999)	3,291	3,346
Total investments	66,251	62,904
Cash	1,775	655
Securities lending collateral	1,046	1,330
Accrued investment income	513	552
Insurance and reinsurance balances receivable	5,323	5,426
Reinsurance recoverable on losses and loss expenses	11,386	11,992
Reinsurance recoverable on policy benefits	187	217
Deferred policy acquisition costs	2,873	2,601
Value of business acquired	395	466
Goodwill and other intangible assets	5,683	5,724
Prepaid reinsurance premiums	2,082	2,026
Deferred tax assets	318	295
Investments in partially-owned insurance companies	653	504
Other assets	3,881	3,556
Total assets	$102,366	$98,248
Liabilities
Unpaid losses and loss expenses	$37,303	$38,315
Unearned premiums	8,439	8,222
Future policy benefits	4,807	4,754
Insurance and reinsurance balances payable	4,270	4,095
Securities lending payable	1,047	1,331
Accounts payable, accrued expenses, and other liabilities	6,205	5,726
Repurchase agreements	1,404	1,402
Short-term debt	—	1,150
Long-term debt	9,447	3,357
Trust preferred securities	309	309
Total liabilities	73,231	68,661
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 and CHF 24.77 par value; 342,832,412 shares issued; 324,563,441 and 328,659,686 shares outstanding)	7,833	8,055
Common Shares in treasury (18,268,971 and 14,172,726 shares)	(1,922)	(1,448)
Additional paid-in capital	4,481	5,145
Retained earnings	19,478	16,644
Accumulated other comprehensive income (AOCI)	(735)	1,191
Total shareholders’ equity	29,135	29,587
Total liabilities and shareholders’ equity	$102,366	$98,248
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Chubb Limited and Subsidiaries

For the years ended December 31, 2015, 2014 and 2013
(in millions of U.S. dollars, except per share data)	2015	2014	2013
Revenues
Net premiums written	$17,713	$17,799	$17,025
Increase in unearned premiums	(500)	(373)	(412)
Net premiums earned	17,213	17,426	16,613
Net investment income	2,194	2,252	2,144
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(151)	(75)	(22)
Portion of OTTI losses recognized in other comprehensive income (OCI)	39	7	—
Net OTTI losses recognized in income	(112)	(68)	(22)
Net realized gains (losses) excluding OTTI losses	(308)	(439)	526
Total net realized gains (losses) (includes $(151), $(24), and $105 reclassified from AOCI)	(420)	(507)	504
Total revenues	18,987	19,171	19,261
Expenses
Losses and loss expenses	9,484	9,649	9,348
Policy benefits	543	517	515
Policy acquisition costs	2,941	3,075	2,659
Administrative expenses	2,270	2,245	2,211
Interest expense	300	280	275
Other (income) expense	(51)	(190)	(80)
Amortization of intangible assets	171	108	95
Chubb integration expenses	33	—	—
Total expenses	15,691	15,684	15,023
Income before income tax	3,296	3,487	4,238
Income tax expense (includes $(2), $9, and $17 on reclassified unrealized gains and losses)	462	634	480
Net income	$2,834	$2,853	$3,758
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$(1,280)	$820	$(1,762)
Reclassification adjustment for net realized (gains) losses included in net income	151	24	(105)
	(1,129)	844	(1,867)
Change in:
Cumulative translation adjustment	(958)	(632)	(339)
Pension liability	15	2	—
Other comprehensive income (loss), before income tax	(2,072)	214	(2,206)
Income tax benefit (expense) related to OCI items	146	(175)	471
Other comprehensive income (loss)	(1,926)	39	(1,735)
Comprehensive income	$908	$2,892	$2,023
Earnings per share
Basic earnings per share	$8.71	$8.50	$11.02
Diluted earnings per share	$8.62	$8.42	$10.92
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Chubb Limited and Subsidiaries

For the years ended December 31, 2015, 2014 and 2013
(in millions of U.S. dollars)	2015	2014	2013
Common Shares
Balance – beginning of year	$8,055	$8,899	$9,591
Dividends declared on Common Shares – par value reduction	(222)	(844)	(692)
Balance – end of year	7,833	8,055	8,899
Common Shares in treasury
Balance – beginning of year	(1,448)	(255)	(159)
Common Shares repurchased	(734)	(1,449)	(290)
Net shares redeemed under employee share-based compensation plans	260	256	194
Balance – end of year	(1,922)	(1,448)	(255)
Additional paid-in capital
Balance – beginning of year	5,145	5,238	5,179
Net shares redeemed under employee share-based compensation plans	(160)	(167)	(126)
Exercise of stock options	(61)	(58)	(42)
Share-based compensation expense and other	184	185	191
Funding of dividends declared to Retained earnings	(653)	(81)	—
Tax benefit on share-based compensation expense	26	28	36
Balance – end of year	4,481	5,145	5,238
Retained earnings
Balance – beginning of year	16,644	13,791	10,033
Net income	2,834	2,853	3,758
Funding of dividends declared from Additional paid-in capital	653	81	—
Dividends declared on Common Shares	(653)	(81)	—
Balance – end of year	19,478	16,644	13,791
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of year	1,851	1,174	2,633
Change in year, before reclassification from AOCI, net of income tax benefit (expense) of $154, $(176) and $391	(1,126)	644	(1,371)
Amounts reclassified from AOCI, net of income tax benefit (expense) of $(2), $9 and $17	149	33	(88)
Change in year, net of income tax benefit (expense) of $152, $(167), and $408	(977)	677	(1,459)
Balance – end of year	874	1,851	1,174
Cumulative translation adjustment
Balance – beginning of year	(581)	63	339
Change in year, net of income tax benefit (expense) of nil, $(12), and $63	(958)	(644)	(276)
Balance – end of year	(1,539)	(581)	63
Pension liability adjustment
Balance – beginning of year	(79)	(85)	(85)
Change in year, net of income tax benefit (expense) of $(6), $4, and nil	9	6	—
Balance – end of year	(70)	(79)	(85)
Accumulated other comprehensive income (loss)	(735)	1,191	1,152
Total shareholders’ equity	$29,135	$29,587	$28,825

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Chubb Limited and Subsidiaries

For the years ended December 31, 2015, 2014, and 2013
(in millions of U.S. dollars)	2015	2014	2013
Cash flows from operating activities
Net income	$2,834	$2,853	$3,758
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	420	507	(504)
Amortization of premiums/discounts on fixed maturities	158	188	268
Deferred income taxes	113	145	240
Unpaid losses and loss expenses	(375)	317	(365)
Unearned premiums	335	441	402
Future policy benefits	216	236	191
Insurance and reinsurance balances payable	268	376	176
Accounts payable, accrued expenses, and other liabilities	179	13	37
Income taxes payable	(148)	103	(45)
Insurance and reinsurance balances receivable	(53)	(469)	(624)
Reinsurance recoverable on losses and loss expenses	218	119	787
Reinsurance recoverable on policy benefits	33	4	23
Deferred policy acquisition costs	(435)	(397)	(503)
Prepaid reinsurance premiums	(212)	(89)	(31)
Other	313	149	212
Net cash flows from operating activities	3,864	4,496	4,022
Cash flows from investing activities
Purchases of fixed maturities available for sale	(16,040)	(15,553)	(21,340)
Purchases of to be announced mortgage-backed securities	(31)	—	(58)
Purchases of fixed maturities held to maturity	(62)	(267)	(447)
Purchases of equity securities	(158)	(251)	(264)
Sales of fixed maturities available for sale	10,783	7,482	10,355
Sales of to be announced mortgage-backed securities	31	—	58
Sales of equity securities	183	670	142
Maturities and redemptions of fixed maturities available for sale	6,567	6,413	6,941
Maturities and redemptions of fixed maturities held to maturity	669	875	1,488
Net change in short-term investments	(8,216)	(603)	524
Net derivative instruments settlements	(21)	(230)	(471)
Acquisition of subsidiaries (net of cash acquired of $629, $20, and $38)	264	(766)	(977)
Other	(263)	(274)	(393)
Net cash flows used for investing activities	(6,294)	(2,504)	(4,442)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	(862)	(517)
Common Shares repurchased	(758)	(1,429)	(287)
Proceeds from issuance of long-term debt	6,090	699	947
Proceeds from issuance of repurchase agreements	2,029	1,978	2,572
Repayment of long-term debt	(1,150)	(501)	—
Repayment of repurchase agreements	(2,027)	(1,977)	(2,572)
Proceeds from share-based compensation plans, including windfall tax benefits	131	127	135
Policyholder contract deposits	503	366	233
Policyholder contract withdrawals	(221)	(172)	(120)
Other	(40)	(6)	—
Net cash flows (used for) from financing activities	3,695	(1,777)	391
Effect of foreign currency rate changes on cash and cash equivalents	(145)	(139)	(7)
Net increase (decrease) in cash	1,120	76	(36)
Cash – beginning of year	655	579	615
Cash – end of year	$1,775	$655	$579
Supplemental cash flow information
Taxes paid	$469	$349	$218
Interest paid	$259	$264	$253
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Chubb Limited and Subsidiaries

1. Summary of significant accounting policies

a) Basis of presentation
On January 14, 2016, we completed the acquisition of The Chubb Corporation, creating a global leader in property and casualty insurance. We have changed our name from ACE Limited to Chubb Limited and plan to adopt the Chubb name globally. All references to Chubb Limited throughout this Form 10-K refer to legacy ACE Limited, unless otherwise indicated. The financial condition and results presented herein are those of legacy ACE Limited and its subsidiaries and do not include the results of legacy Chubb Corporation and its subsidiaries.

Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Through December 31, 2015 Chubb operated through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. Refer to Note 16 for additional information.

The accompanying consolidated financial statements, which include the accounts of Chubb Limited and its subsidiaries (collectively, Chubb, we, us, or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions, including internal reinsurance transactions, have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts included in the consolidated financial statements reflect our best estimates and assumptions; actual amounts could differ materially from these estimates. Chubb's principal estimates include:

•	unpaid loss and loss expense reserves, including long-tail asbestos and environmental (A&E) reserves;

•	future policy benefits reserves;

•	the valuation of value of business acquired (VOBA) and amortization of deferred policy acquisition costs and VOBA;

•	reinsurance recoverable, including a provision for uncollectible reinsurance;

•	the assessment of risk transfer for certain structured insurance and reinsurance contracts;

•	the valuation of the investment portfolio and assessment of OTTI;

•	the valuation of deferred tax assets;

•	the valuation of derivative instruments related to guaranteed living benefits (GLB); and

•	the assessment of goodwill for impairment.

Effective 2015, amortization of intangible assets are excluded from Other (income) expense and disclosed separately in the consolidated statements of operations. In addition, repurchase agreements, previously included within short-term debt, are now separately disclosed in the consolidated balance sheets. Prior year amounts have been reclassified to conform to the current year presentation.

We also added a new expense caption (Chubb integration expenses) on the consolidated statements of operations which includes legal and professional fees and all other external costs directly related to the integration activities of the Chubb acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Advertising costs are expensed as incurred except for direct-response campaigns that qualify for cost deferral, principally related to long-duration A&H business produced by the Insurance – Overseas General segment, which are deferred and recognized as a component of Policy acquisition costs. For individual direct-response marketing campaigns that we can demonstrate have specifically resulted in incremental sales to customers and such sales have probable future economic benefits, incremental costs directly related to the marketing campaigns are capitalized as Deferred policy acquisition costs. Deferred policy acquisition costs, including deferred marketing costs, are reviewed regularly for recoverability from future income, including investment income, and amortized in proportion to premium revenue recognized, primarily over a ten-year period, the expected economic future benefit period based upon the same assumptions used in estimating the liability for future policy benefits. The expected future benefit period is evaluated periodically based on historical results and adjusted prospectively. The amount of deferred marketing costs reported in Deferred policy acquisition costs in the consolidated balance sheets was $250 million and $288 million at December 31, 2015 and 2014, respectively. Amortization expense for deferred marketing costs was $78 million, $99 million, and $128 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

d) Reinsurance
Chubb assumes and cedes reinsurance with other insurance companies to provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve Chubb of its primary obligation to policyholders.

For both ceded and assumed reinsurance, risk transfer requirements must be met in order to account for a contract as reinsurance, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, Chubb generally develops expected discounted cash flow analyses at contract inception. Deposit accounting is used for contracts that do not meet risk transfer requirements. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to recording premiums written or losses incurred in the statement of operations. Non-refundable fees on deposit contracts are earned based on the terms of the contract described below in Note 1 k).

Reinsurance recoverable includes balances due from reinsurance companies for paid and unpaid losses and loss expenses and policy benefits that will be recovered from reinsurers, based on contracts in force. The method for determining the reinsurance recoverable on unpaid losses and loss expenses incurred but not reported (IBNR) involves actuarial estimates consistent with those used to establish the associated liability for unpaid losses and loss expenses as well as a determination of Chubb's ability to cede unpaid losses and loss expenses under the terms of the reinsurance agreement.

Reinsurance recoverable is presented net of a provision for uncollectible reinsurance determined based upon a review of the financial condition of reinsurers and other factors. The provision for uncollectible reinsurance is based on an estimate of the reinsurance recoverable balance that will ultimately be unrecoverable due to reinsurer insolvency, a contractual dispute, or any other reason. The valuation of this provision includes several judgments including certain aspects of the allocation of reinsurance recoverable on IBNR claims by reinsurer and a default analysis to estimate uncollectible reinsurance. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral, and default factors used to determine the portion of a reinsurer's balance deemed uncollectible. The definition of collateral for this purpose requires some judgment and is generally limited to assets held in a Chubb-only beneficiary trust, letters of credit, and liabilities held with the same legal entity for which Chubb believes there is a contractual right of offset. The determination of the default factor is principally based on the financial strength rating of the reinsurer. Default factors require considerable judgment and are determined using the current financial strength rating, or rating equivalent, of each reinsurer as well as other key considerations and assumptions. The more significant considerations include, but are not necessarily limited to, the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The value of reinsurance business assumed of $21 million and $26 million at December 31, 2015 and 2014, respectively, included in Other assets in the accompanying consolidated balance sheets, represents the excess of estimated ultimate value of the liabilities assumed under retroactive reinsurance contracts over consideration received. The value of reinsurance business assumed is amortized and recorded to losses and loss expenses based on the payment pattern of the losses assumed and ranges between 9 and 40 years. The unamortized value is reviewed regularly to determine if it is recoverable based upon the terms of the contract, estimated losses and loss expenses, and anticipated investment income. Unrecoverable amounts are expensed in the period identified.

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

•	Life insurance policies are carried at policy cash surrender value and income is recorded in other income (expense).

•	Policy loans are carried at outstanding balance and interest income is recorded to net investment income.

•	Trading securities are recorded on a trade date basis and carried at fair value. Unrealized gains and losses on trading securities are reflected in Other (income) expense.

•	Other investments over which Chubb can exercise significant influence are accounted for using the equity method and income is recorded in Other (income) expense.

•
All other investments over which Chubb cannot exercise significant influence are carried at fair value with changes in fair value recognized through OCI. For these investments, investment income is recognized in net investment income and realized gains are recognized as related distributions are received.

•
Partially-owned investment companies comprise entities in which we hold an ownership interest in excess of three percent. These investments as well as Chubb's investments in investment funds where our ownership interest is in excess of three percent are accounted for under the equity method because Chubb exerts significant influence. These investments apply investment company accounting to determine operating results, and Chubb retains the investment company accounting in applying the equity method. This means that investment income, realized gains or losses, and unrealized gains or losses are included in the portion of equity earnings reflected in Other (income) expense.

Investments in partially-owned insurance companies primarily represent direct investments in which Chubb has significant influence and, as such, meet the requirements for equity accounting. We report our share of the net income or loss of the partially-owned insurance companies in Other (income) expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. Borrowers provide collateral, in the form of either cash or approved securities, of 102 percent of the fair value of the loaned securities.  Each security loan is deemed to be an overnight transaction.  Cash collateral is invested in a collateral pool which is managed by the banking institution.  The collateral pool is subject to written investment guidelines with key objectives which include the safeguard of principal and adequate liquidity to meet anticipated redemptions. The fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities changes. The collateral is held by the third-party banking institution, and the collateral can only be accessed in the event that the institution borrowing the securities is in default under the lending agreement. As a result of these restrictions, we consider our securities lending activities to be non-cash investing and financing activities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The fair value of the securities on loan is included in fixed maturities and equity securities. The securities lending collateral is reported as a separate line in total assets with a related liability reflecting our obligation to return the collateral plus interest.

Similar to securities lending arrangements, securities sold under repurchase agreements, whereby Chubb sells securities and repurchases them at a future date for a predetermined price, are accounted for as collateralized investments and borrowings and are recorded at the contractual repurchase amounts plus accrued interest. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The fair value of the underlying securities is included in fixed maturities and equity securities. In contrast to securities lending programs, the use of cash received is not restricted. We report the obligation to return the cash as Repurchase agreements in the consolidated balance sheets.

Refer to Note 4 for a discussion on the determination of fair value for Chubb's various investment securities.

f) Cash
Cash includes cash on hand and deposits with an original maturity of three months or less at time of purchase. Cash held by external money managers is included in Short-term investments.

We have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs. In each program, participating Chubb entities establish deposit accounts in different currencies with the bank provider and each day the credit or debit balances in every account are notionally translated into a single currency (U.S. dollars) and then notionally pooled. The bank extends overdraft credit to any participating Chubb entity as needed, provided that the overall notionally-pooled balance of all accounts in each pool at the end of each day is at least zero. Actual cash balances are not physically converted and are not commingled between legal entities. Any overdraft balances incurred under this program by a Chubb entity would be guaranteed by Chubb Limited (up to $300 million in the aggregate). Our syndicated letter of credit facility allows for same day drawings to fund a net pool overdraft should participating Chubb entities overdraw contributed funds from the pool.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized over their useful lives, generally ranging from 1 to 30 years. Intangible assets are regularly reviewed for indicators of impairment. Impairment is recognized if the carrying amount is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value.

h) Unpaid losses and loss expenses
A liability is established for the estimated unpaid losses and loss expenses under the terms of, and with respect to, Chubb's policies and agreements. Similar to premiums that are recognized as revenues over the coverage period of the policy, a liability for unpaid losses and loss expenses is recognized as expense when insured events occur over the coverage period of the policy. This liability includes a provision for both reported claims (case reserves) and incurred but not reported claims (IBNR reserves). IBNR reserve estimates are generally calculated by first projecting the ultimate cost of all losses that have occurred (expected losses), and then subtracting paid losses, case reserves, and loss expenses. The methods of determining such estimates and establishing the resulting liability are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses materially greater or less than recorded amounts.

Except for net loss and loss expense reserves of $42 million net of discount, held at December 31, 2015, representing certain structured settlements for which the timing and amount of future claim payments are reliably determinable and $50 million, net of discount, of certain reserves for unsettled claims that are discounted in statutory filings, Chubb does not discount its P&C loss reserves. This compares with reserves of $49 million for certain structured settlements and $62 million of certain reserves for unsettled claims at December 31, 2014. Structured settlements represent contracts purchased from life insurance companies primarily to settle workers' compensation claims, where payments to the claimant by the life insurance company are expected to be made in the form of an annuity. Chubb retains the liability to the claimant in the event that the life insurance company fails to pay. At December 31, 2015, the gross liability due to claimants was $588 million, net of discount, and reinsurance recoverables due from the life insurance companies was $546 million, net of discount. For structured settlement contracts where payments are guaranteed regardless of claimant life expectancy, the amounts recoverable from the life insurance companies at December 31, 2015 are included in Other assets in the consolidated balance sheets, as they do not meet the requirements for reinsurance accounting.

Included in Unpaid losses and loss expenses are liabilities for asbestos and environmental (A&E) claims and expenses. These unpaid losses and loss expenses are principally related to claims arising from remediation costs associated with hazardous waste sites and bodily-injury claims related to asbestos products and environmental hazards. The estimation of these liabilities is particularly sensitive to changes in the legal environment including specific settlements that may be used as precedents to settle future claims. However, Chubb does not anticipate future changes in laws and regulations in setting its A&E reserve levels.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

i) Future policy benefits
The valuation of long-duration contract reserves requires management to make estimates and assumptions regarding expenses, mortality, persistency, and investment yields. Estimates are primarily based on historical experience and information provided by ceding companies and include a margin for adverse deviation. Interest rates used in calculating reserves range from less than 1.0 percent to 7.2 percent and less than 1.0 percent to 6.5 percent at December 31, 2015 and 2014, respectively. Actual results could differ materially from these estimates. Management monitors actual experience and where circumstances warrant, will revise assumptions and the related reserve estimates. Revisions are recorded in the period they are determined.

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

j) Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan. We generally receive a monthly premium during the accumulation phase of the covered annuities (in-force) based on a percentage of either the underlying accumulated account values or the underlying accumulated guaranteed values. Depending on an annuitant's age, the accumulation phase can last many years. To limit our exposure under these programs, all reinsurance treaties include annual or aggregate claim limits and many include an aggregate deductible.

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

Under reinsurance programs covering GLBs, we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder's account value is less than a guaranteed minimum value. Our GLB reinsurance products meet the definition of a derivative for accounting purposes and is carried at fair value with changes in fair value recognized in income. Refer to Notes 5 c) and 10 a) for additional information.

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

Interest income on deposit assets, representing the consideration received or to be received in excess of cash payments related to the deposit contract, is earned based on an effective yield calculation. The calculation of the effective yield is based on the amount and timing of actual cash flows at the balance sheet date and the estimated amount and timing of future cash flows. The effective yield is recalculated periodically to reflect revised estimates of cash flows. When a change in the actual or estimated cash flows occurs, the resulting change to the carrying amount of the deposit asset is reported as income or expense. Deposit assets of $86 million and $89 million at December 31, 2015 and 2014, respectively, are reflected in Other assets in the consolidated balance sheets and the accretion of deposit assets related to interest pursuant to the effective yield calculation is reflected in Net investment income in the consolidated statements of operations.

Deposit liabilities include reinsurance deposit liabilities of $110 million and $120 million and contract holder deposit funds of $1.1 billion and $908 million at December 31, 2015 and 2014, respectively. Deposit liabilities are reflected in Accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

payable, accrued expenses, and other liabilities in the consolidated balance sheets. At contract inception, the deposit liability equals net cash received. An accretion rate is established based on actuarial estimates whereby the deposit liability is increased to the estimated amount payable over the contract term. The deposit accretion rate is the rate of return required to fund expected future payment obligations. We periodically reassess the estimated ultimate liability and related expected rate of return. Changes to the deposit liability are generally reflected through Interest expense to reflect the cumulative effect of the period the contract has been in force, and by an adjustment to the future accretion rate of the liability over the remaining estimated contract term.

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

m) Administrative expenses
Administrative expenses generally include all operating costs other than policy acquisition costs. The Insurance – North American P&C segment manages and uses an in-house third-party claims administrator, ESIS Inc. (ESIS).  ESIS performs claims management and risk control services for domestic and international organizations that self-insure P&C exposures as well as internal P&C exposures.  The net operating results of ESIS are included within Administrative expenses in the consolidated statements of operations and were $30 million, $27 million, and $25 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

q) Derivatives
Chubb recognizes all derivatives at fair value in the consolidated balance sheets and participates in derivative instruments in two principal ways:

(i) To sell protection to customers as an insurance or reinsurance contract that meets the definition of a derivative for accounting purposes. For 2015 and 2014, the reinsurance of GLBs was our primary product falling into this category; and
(ii) To mitigate financial risks, principally arising from investment holdings, products sold, or assets and liabilities held in foreign currencies. For these instruments, changes in assets or liabilities measured at fair value are recorded as realized gains or losses in the consolidated statement of operations.

We did not designate any derivatives as accounting hedges during 2015, 2014, or 2013.

r) Share-based compensation
Chubb measures and records compensation cost for all share-based payment awards at grant-date fair value. Compensation costs are recognized for share-based payment awards with only service conditions that have graded vesting schedules on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Refer to Note 12 for additional information.

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

Disclosures for investments in certain entities that calculate net asset value (NAV)
In May 2015, the FASB issued guidance that eliminated the requirement for investments measured at fair value using NAV as a practical expedient to be categorized within the fair value hierarchy. We adopted this guidance early, effective July 1, 2015 and have retrospectively revised prior year fair value hierarchy disclosures contained in this report to conform to the current period presentation. Refer to Note 4 Fair Value Measurement for further information. This guidance requires a change in disclosure only and adoption of this guidance did not have an impact on our financial condition or results of operations.

Adopted in 2016
Presentation of Debt Issuance Costs
In April 2015, the FASB issued new guidance related to the accounting for debt issuance costs.  The new guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  The new guidance requires retrospective adoption and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Adoption of this guidance will require us to present debt issuance costs, currently recorded in Other assets on the consolidated balance sheets, within Long-term debt.This guidance, which became effective on January 1, 2016, did not have any effect on our results of operations and financial condition.

Accounting guidance not yet adopted
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our claims management and risk control services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and may be applied retrospectively or through a cumulative effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

adjustment to retained earnings at the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Short-Duration Contracts
In May 2015, the FASB issued guidance that requires additional disclosures for short-duration insurance contracts. New disclosure will be required to provide more information about initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing frequency, and severity of claims. The guidance is effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within annual periods after December 15, 2016. The guidance requires a change in disclosure only and adoption of this guidance will have no impact on our financial condition or results of operations.

2. Acquisitions

Fireman's Fund Insurance Company High Net Worth Personal Lines Insurance Business in the U.S. (Fireman's Fund)
On April 1, 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves for $365 million in cash. We acquired assets with a fair value of $753 million, consisting primarily of cash of $629 million and insurance and reinsurance balances receivable of $124 million. We assumed liabilities with a fair value of $863 million, consisting primarily of unpaid losses and loss expenses of $417 million and unearned premiums of $428 million. This acquisition generated $196 million of goodwill, attributable to expected growth and profitability, all of which is expected to be deductible for income tax purposes, and other intangible assets of $278 million, primarily related to renewal rights, based on Chubb’s preliminary purchase price allocation. During the third quarter of 2015, we applied the new measurement-period adjustment guidance and recorded an adjustment to the valuation of our other intangible assets. The acquisition expands our position in the high net worth personal lines insurers in the U.S. The Fireman’s Fund business integrates into our existing high net worth personal lines business, ACE Private Risk Services, which offers a broad range of coverage including homeowners, automobile, umbrella and excess liability, collectibles and yachts. Goodwill and other intangible assets arising from this acquisition are included in our Insurance – North American P&C segment.

Prior year acquisitions

Large Corporate Account P&C Insurance Business of Itaú Seguros, S.A. (Itaú Seguros)
On October 31, 2014, we expanded our presence in Brazil with the acquisition of the large corporate account property and casualty (P&C) insurance business of Itaú Seguros, Brazil's leading carrier for that business, for $606 million in cash. This acquisition generated $445 million of goodwill, attributable to expected growth and profitability, and other intangible assets of $60 million, primarily related to renewal rights based on Chubb's purchase price allocation. During the fourth quarter of 2015, goodwill became deductible for income tax purposes under Brazilian tax law when we merged Itaú Seguros with a Chubb subsidiary.

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

The acquisition generated $46 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $80 million based on Chubb’s purchase price allocation. The other intangible assets primarily relate to a bancassurance agreement.

ABA Seguros
On May 2, 2013, we acquired ABA Seguros, a property and casualty insurer in Mexico that provides automobile, homeowners, and small business coverages, for approximately $690 million in cash.

The acquisition generated $285 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $140 million based on Chubb’s purchase price allocation. The other intangible assets primarily relate to distribution channels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

The acquisition generated $137 million of goodwill, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, and other intangible assets of $73 million, based on Chubb's purchase price allocation. The other intangible assets primarily relate to customer lists.

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

Goodwill and other intangible assets arising from the prior year acquisitions described above are included in our Insurance – Overseas General segment.

The consolidated financial statements include results of acquired businesses from the acquisition dates.

Acquired in 2016
The Chubb Corporation
On January 14, 2016, we completed the acquisition of The Chubb Corporation (Chubb acquisition), a leading provider of middle-market commercial, specialty, surety, and personal insurance for $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees, directors, and consultants with an attributed value of approximately $340 million. We financed the cash portion of the transaction through a combination of $9 billion sourced from various Chubb Limited and Chubb Corporation companies plus $5.3 billion of senior notes which were issued in November 2015. Refer to Note 9 for additional information on the senior notes. Under the terms of the merger agreement, The Chubb Corporation merged with a newly-formed subsidiary of Chubb Limited and the combined company is operating under the Chubb name globally.

3. Investments

a) Transfers of securities
During April 2015, we transferred securities, considered essential holdings in a diversified portfolio, with a total fair value of $1.9 billion from Fixed maturities available for sale to Fixed maturities held to maturity.  These securities, which we have the intent and ability to hold to maturity, were transferred given the growth in our investment portfolio over the last several years, as well as continued efforts to manage the diversification of our global portfolio. The net unrealized appreciation at the date of the transfer continues to be reported in the carrying value of the transferred investments and is amortized through OCI over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount. This transfer represents a non-cash transaction and does not impact the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Fixed maturities

December 31, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,481	$52	$(5)	$2,528	$—
Foreign	13,190	468	(213)	13,445	(13)
Corporate securities	15,028	355	(454)	14,929	(28)
Mortgage-backed securities	9,827	183	(52)	9,958	(1)
States, municipalities, and political subdivisions	2,623	110	(6)	2,727	—
	$43,149	$1,168	$(730)	$43,587	$(42)
Held to maturity
U.S. Treasury and agency	$733	$13	$(1)	$745	$—
Foreign	763	30	(8)	785	—
Corporate securities	3,054	57	(55)	3,056	—
Mortgage-backed securities	1,707	38	(2)	1,743	—
States, municipalities, and political subdivisions	2,173	52	(2)	2,223	—
	$8,430	$190	$(68)	$8,552	$—

December 31, 2014	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,741	$87	$(8)	$2,820	$—
Foreign	14,703	629	(90)	15,242	—
Corporate securities	16,897	704	(170)	17,431	(7)
Mortgage-backed securities	10,011	304	(29)	10,286	(1)
States, municipalities, and political subdivisions	3,474	147	(5)	3,616	—
	$47,826	$1,871	$(302)	$49,395	$(8)
Held to maturity
U.S. Treasury and agency	$832	$20	$(2)	$850	$—
Foreign	916	47	—	963	—
Corporate securities	2,323	102	(2)	2,423	—
Mortgage-backed securities	1,983	57	(1)	2,039	—
States, municipalities, and political subdivisions	1,277	40	(3)	1,314	—
	$7,331	$266	$(8)	$7,589	$—

As discussed in Note 3 d), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders' equity. For the years ended December 31, 2015 and 2014, $15 million of net unrealized depreciation and $4 million of net unrealized appreciation, respectively, related to such securities is included in OCI. At December 31, 2015 and 2014, AOCI included cumulative net unrealized depreciation of $35 million and $3 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 10 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 81 percent and 83 percent of the total mortgage-backed securities at December 31, 2015 and 2014, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

	December 31		December 31
		2015		2014
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$1,856	$1,865	$2,187	$2,206
Due after 1 year through 5 years	14,936	15,104	15,444	15,857
Due after 5 years through 10 years	12,258	12,173	15,663	16,089
Due after 10 years	4,272	4,487	4,521	4,957
	33,322	33,629	37,815	39,109
Mortgage-backed securities	9,827	9,958	10,011	10,286
	$43,149	$43,587	$47,826	$49,395
Held to maturity
Due in 1 year or less	$492	$495	$353	$355
Due after 1 year through 5 years	2,443	2,517	2,603	2,693
Due after 5 years through 10 years	2,292	2,313	1,439	1,489
Due after 10 years	1,496	1,484	953	1,013
	6,723	6,809	5,348	5,550
Mortgage-backed securities	1,707	1,743	1,983	2,039
	$8,430	$8,552	$7,331	$7,589
Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

c) Equity securities

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Cost	$441	$440
Gross unrealized appreciation	74	83
Gross unrealized depreciation	(18)	(13)
Fair value	$497	$510
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
Chubb Limited and Subsidiaries

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

U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations
U.S. Treasury and agency obligations (including agency mortgage-backed securities); foreign government obligations; and states, municipalities, and political subdivisions obligations represent $100 million of gross unrealized loss at December 31, 2015. These securities were evaluated for credit loss primarily using qualitative assessments of the likelihood of credit loss considering credit rating of the issuers and level of credit enhancement, if any. We concluded that the high level of creditworthiness of the issuers coupled with credit enhancement, where applicable, supports recognizing no credit loss in net income.

Corporate securities
Projected cash flows for corporate securities (principally senior unsecured bonds) are driven primarily by assumptions regarding probability of default and also the timing and amount of recoveries associated with defaults. Chubb developed projected cash flows for corporate securities using market observable data, issuer-specific information, and credit ratings. We use historical default data by Moody’s Investors Service (Moody’s) rating category to calculate a 1-in-100 year probability of default, which results in a default assumption in excess of the historical mean default rate. Consistent with management's approach, Chubb assumed a 32 percent recovery rate (the par value of a defaulted security that will be recovered) across all rating categories rather than using Moody's historical mean recovery rate of 42 percent. We believe that use of a default assumption in excess of the historical mean is conservative in light of current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents default assumptions by Moody's rating category (historical mean default rate provided for comparison):

Moody's Rating Category	1-in-100 Year Default Rate	Historical Mean Default Rate
Investment Grade:
Aaa-Baa	0.0-1.3%	0.0-0.3%
Below Investment Grade:
Ba	4.9%	1.1%
B	12.7%	3.4%
Caa-C	50.2%	13.1%
Application of the methodology and assumptions described above resulted in credit losses recognized in Net income for corporate securities of $50 million, $27 million, and $11 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

We develop specific assumptions using market data, where available, and includes internal estimates as well as estimates published by rating agencies and other third-party sources. We project default rates by mortgage sector considering current underlying mortgage loan performance, generally assuming lower loss severity for Prime sector bonds versus ALT-A and Sub-prime bonds.

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

For the years ended December 31, 2015 and 2014, there were no credit losses recognized in Net income for mortgage-backed securities and $1 million for 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary” and the change in net unrealized appreciation (depreciation) of investments:

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Fixed maturities:
OTTI on fixed maturities, gross	$(142)	$(64)	$(18)
OTTI on fixed maturities recognized in OCI (pre-tax)	39	7	—
OTTI on fixed maturities, net	(103)	(57)	(18)
Gross realized gains excluding OTTI	158	213	237
Gross realized losses excluding OTTI	(235)	(133)	(129)
Total fixed maturities	(180)	23	90
Equity securities:
OTTI on equity securities	(7)	(8)	(2)
Gross realized gains excluding OTTI	47	22	21
Gross realized losses excluding OTTI	(11)	(61)	(4)
Total equity securities	29	(47)	15
OTTI on other investments	(2)	(3)	(2)
Foreign exchange gains (losses)	(80)	(40)	29
Investment and embedded derivative instruments	32	(107)	78
Fair value adjustments on insurance derivative	(203)	(217)	878
S&P put options and futures	(10)	(168)	(579)
Other derivative instruments	(12)	50	(2)
Other	6	2	(3)
Net realized gains (losses)	(420)	(507)	504
Change in net unrealized appreciation (depreciation) on investments:
Fixed maturities available for sale	(1,119)	734	(1,798)
Fixed maturities held to maturity	43	(2)	(82)
Equity securities	(17)	77	(41)
Other	(36)	35	54
Income tax (expense) benefit	152	(167)	408
Change in net unrealized appreciation (depreciation) on investments	(977)	677	(1,459)
Total net realized gains (losses) and change in net unrealized appreciation (depreciation) on investments	$(1,397)	$170	$(955)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Balance of credit losses related to securities still held – beginning of year	$28	$37	$43
Additions where no OTTI was previously recorded	41	22	9
Additions where an OTTI was previously recorded	9	5	3
Reductions for securities sold during the period	(25)	(36)	(18)
Balance of credit losses related to securities still held – end of year	$53	$28	$37
e) Other investments

		December 31		December 31
		2015		2014
(in millions of U.S. dollars)	Fair Value	Cost	Fair Value	Cost
Investment funds	$269	$138	$378	$228
Limited partnerships	709	542	691	497
Partially-owned investment companies	1,498	1,498	1,492	1,492
Life insurance policies	222	222	205	205
Policy loans	184	184	187	187
Trading securities	284	284	290	287
Other	125	125	103	103
Total	$3,291	$2,993	$3,346	$2,999

Investment funds include one highly diversified fund investment as well as several direct funds that employ a variety of investment styles such as long/short equity and arbitrage/distressed. Included in limited partnerships and partially-owned investment companies are 67 individual limited partnerships covering a broad range of investment strategies including large cap buyouts, specialist buyouts, growth capital, distressed, mezzanine, real estate, and co-investments. The underlying portfolio consists of various public and private debt and equity securities of publicly traded and privately held companies and real estate assets.  The underlying investments across various partnerships, geographies, industries, asset types, and investment strategies provide risk diversification within the limited partnership portfolio and the overall investment portfolio.  Trading securities comprise $257 million of mutual funds supported by assets that do not qualify for separate account reporting under GAAP at December 31, 2015 compared with $261 million at December 31, 2014. Trading securities also includes assets held in rabbi trusts of $20 million of equity securities and $7 million of fixed maturities at December 31, 2015, compared with $22 million of equity securities and $7 million of fixed maturities at December 31, 2014.

f) Investments in partially-owned insurance companies
In 2015, we paid $90 million to acquire 11.3 percent of the common equity of ABR Reinsurance Capital Holdings Ltd. and warrants to acquire 0.5 percent of additional equity.  ABR Reinsurance Capital Holdings Ltd., is the parent company of ABR Reinsurance Ltd. (ABR Re), an independent reinsurance company. Through long-term arrangements, Chubb will be the sole source of reinsurance risks ceded to ABR Re, and BlackRock, Inc. will be ABR Re’s exclusive investment management service provider. As an investor, Chubb is expected to benefit from underwriting profit generated by ABR Re’s reinsuring a wide range of Chubb’s primary insurance business and the income and capital appreciation BlackRock, Inc. seeks to deliver through its investment management services. In addition, Chubb has entered into an arrangement with BlackRock, Inc. under which both Chubb and BlackRock, Inc. will be entitled to an equal share of the aggregate amount of certain fees, including underwriting and investment management performance related fees, in connection with their respective reinsurance and investment management arrangements with ABR Re.

ABR Re is a variable interest entity; however, Chubb is not the primary beneficiary and does not consolidate ABR Re because Chubb does not have the power to control and direct ABR Re’s most significant activities, including investing and underwriting. Our minority ownership interest is accounted for under the equity method of accounting. Chubb cedes premiums to ABR Re and recognizes the associated commissions. At December 31, 2015, Chubb ceded reinsurance premiums of $115 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

recognized ceded commissions of $30 million. At December 31, 2015, the amount of Reinsurance recoverable on losses and loss expenses was $82 million and the amount of ceded reinsurance premium payable included in Insurance and reinsurance balances payable in the consolidated balance sheet was $6 million.

The following table presents Investments in partially-owned insurance companies:

	December 31			December 31
	2015			2014
(in millions of U.S. dollars, except for percentages)	Carrying Value	Issued Share Capital	Ownership Percentage	Carrying Value	Issued Share Capital	Ownership Percentage	Domicile
Huatai Group	$430	$624	20.0%	$397	$638	20.0%	China
Huatai Life Insurance Company	107	428	20.0%	86	438	20.0%	China
Freisenbruch-Meyer	9	5	40.0%	9	5	40.0%	Bermuda
ACE Cooperative Insurance Co. – Saudi Arabia	11	27	30.0%	10	27	30.0%	Saudi Arabia
Russian Reinsurance Company	2	4	23.3%	2	4	23.3%	Russia
ABR Reinsurance Ltd.	94	800	11.3%	—	—	—	Bermuda
Total	$653	$1,888		$504	$1,112
Huatai Group and Huatai Life Insurance Company provide a range of P&C, life, and investment products.

g) Gross unrealized loss
At December 31, 2015, there were 8,542 fixed maturities out of a total of 25,500 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. There were 90 equity securities out of a total of 250 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $2 million. Fixed maturities in an unrealized loss position at December 31, 2015, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$996	$(5)	$153	$(1)	$1,149	$(6)
Foreign	3,953	(148)	436	(73)	4,389	(221)
Corporate securities	7,518	(371)	738	(138)	8,256	(509)
Mortgage-backed securities	3,399	(42)	516	(12)	3,915	(54)
States, municipalities, and political subdivisions	556	(6)	42	(2)	598	(8)
Total fixed maturities	16,422	(572)	1,885	(226)	18,307	(798)
Equity securities	131	(18)	—	—	131	(18)
Other investments	210	(11)	—	—	210	(11)
Total	$16,763	$(601)	$1,885	$(226)	$18,648	$(827)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	0 – 12 Months		Over 12 Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$350	$(1)	$666	$(9)	$1,016	$(10)
Foreign	2,262	(75)	375	(15)	2,637	(90)
Corporate securities	4,684	(150)	738	(22)	5,422	(172)
Mortgage-backed securities	704	(2)	1,663	(28)	2,367	(30)
States, municipalities, and political subdivisions	458	(3)	490	(5)	948	(8)
Total fixed maturities	8,458	(231)	3,932	(79)	12,390	(310)
Equity securities	101	(13)	—	—	101	(13)
Total	$8,559	$(244)	$3,932	$(79)	$12,491	$(323)
h) Net investment income

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Fixed maturities	$2,157	$2,199	$2,093
Short-term investments	49	45	29
Equity securities	16	33	37
Other	86	94	105
Gross investment income	2,308	2,371	2,264
Investment expenses	(114)	(119)	(120)
Net investment income	$2,194	$2,252	$2,144
i) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at December 31, 2015 and 2014, are investments, primarily fixed maturities, totaling $16.9 billion and $16.3 billion, and cash of $110 million and $117 million, respectively.
The following table presents the components of restricted assets:

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Trust funds	$11,862	$10,838
Deposits with non-U.S. regulatory authorities	2,075	2,305
Assets pledged under repurchase agreements	1,459	1,431
Deposits with U.S. regulatory authorities	1,242	1,345
Other pledged assets	392	457
	$17,030	$16,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

4. Fair value measurements

In 2015, we retrospectively adopted new accounting guidance that no longer requires investments measured at fair value using NAV to be categorized within the fair value hierarchy. Therefore, we no longer include our investments in partially-owned investment companies, investment funds, and limited partnerships within the fair value hierarchy and the Level 3 rollforward tables disclosed below. Prior year amounts within the fair value hierarchy disclosures contained in this section have been revised to conform to the current year presentation.
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
Chubb Limited and Subsidiaries

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV) and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities classified within Level 1, and fixed maturities, classified within Level 2, held in rabbi trusts maintained by Chubb for deferred compensation plans, and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities. Other investments for which pricing is unobservable are classified within Level 3.

Securities lending collateral
The underlying assets included in Securities lending collateral in the consolidated balance sheets are fixed maturities which are classified in the valuation hierarchy on the same basis as other fixed maturities. Excluded from the valuation hierarchy is the corresponding liability related to Chubb’s obligation to return the collateral plus interest as it is reported at contract value and not fair value in the consolidated balance sheets.

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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. At December 31, 2015 we held no positions in option contracts on equity market indices. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Separate account assets
Separate account assets represent segregated funds where investment risks are borne by the customers, except to the extent of certain guarantees made by Chubb. Separate account assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Separate account assets also include fixed maturities classified within Level 2 because the most significant inputs used in the pricing techniques are observable. Excluded from the valuation hierarchy are the corresponding liabilities as they are reported at contract value and not fair value in the consolidated balance sheets. Separate account assets are recorded in Other assets in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Guaranteed living benefits
The GLB arises from life reinsurance programs covering living benefit guarantees whereby we assume the risk of guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB) associated with variable annuity contracts. GLB’s are recorded in Accounts payable, accrued expenses, and other liabilities and Future policy benefits in the consolidated balance sheets. For GLB reinsurance, Chubb estimates fair value using an internal valuation model which includes current market information and estimates of policyholder behavior. All of the treaties contain claim limits, which are factored into the valuation model. The fair value depends on a number of factors, including interest rates, equity markets, credit risk, current account value, market volatility, expected annuitization rates and other policyholder behavior, and changes in policyholder mortality.

The most significant policyholder behavior assumptions include lapse rates and the GMIB annuitization rates. Assumptions regarding lapse rates and GMIB annuitization rates differ by treaty, but the underlying methodologies to determine rates applied to each treaty are comparable.

A lapse rate is the percentage of in-force policies surrendered in a given calendar year. All else equal, as lapse rates increase, ultimate claim payments will decrease. In general, the base lapse function assumes low lapse rates (ranging from about 1 percent to 6 percent per annum) during the surrender charge period of the GMIB contract, followed by a “spike” lapse rate (ranging from about 10 percent to 30 percent per annum) in the year immediately following the surrender charge period, and then reverting to an ultimate lapse rate (generally around 10 percent per annum), typically over a 2-year period. This base rate is adjusted downward for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values) by multiplying the base lapse rate by a factor ranging from 10 percent to 75 percent. Partial withdrawals and the impact of older policyholders with tax-qualified contracts (due to required minimum distributions) are also reflected in our modeling.

GMIB annuitization rate is the percentage of policies for which the policyholder will elect to annuitize using the guaranteed benefit provided under the GMIB. All else equal, as GMIB annuitization rates increase, ultimate claim payments will increase, subject to treaty claim limits. All GMIB reinsurance treaties include claim limits to protect Chubb in the event that actual annuitization behavior is significantly higher than expected. In general, Chubb assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees (policies with guaranteed values far in excess of their account values). In addition, we also assume that GMIB annuitization rates are higher in the first year immediately following the waiting period (the first year the policies are eligible to annuitize using the GMIB) in comparison to all subsequent years. We do not yet have fully credible annuitization experience for all clients.

The level of annuitization assumptions at December 31, 2015 are as follows:

% of total GMIB guaranteed value	Year of GMIB eligibility	Maximum annuitization rate(s) (per year)	Maximum annuitization rates based on
68%	First year	7% - 55%	Actual Experience
	Subsequent years	5% - 27%
4%	First year	18%	Actual Experience
	Subsequent years	5%, 10%, 27%	Weighted average(1)
28%	First year	7%, 15%, 55%	Weighted average(1)
	Subsequent years	5%, 10%, 27%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

In the fourth quarter of 2015, we completed a review of policyholder behavior related to partial withdrawals and updated our review of policyholder lapse and annuitization behavior by treaty for our variable annuity reinsurance business. Reinsured policies allow for policyholders to make periodic withdrawals from their account values without lapsing the policy. The partial withdrawal results in a reduction to the associated guaranteed value that is either equal or proportional to the amount of the reduction in account value. Based on our review of emerging behavior, we refined our assumptions around the types of partial withdrawals according to their impact on guaranteed value. This resulted in an increase to the fair value of GLB liabilities generating a realized loss of approximately $110 million. As lapse experience continued to emerge, we were able to expand our analysis and further refine our assumptions which resulted in a net increase to the fair value of GLB liabilities generating a realized loss of approximately $10 million. Because of a greater degree of reported experience related to behavior in years subsequent to the first year of annuitization eligibility, we also made several changes to our annuitization assumptions, which generally lowered the annuitization rate for most clients, while raising it for one client. The change in annuitization assumptions decreased the fair value of GLB liabilities and generated a realized gain of approximately $80 million. We will continue to monitor actual policyholder behavior (lapse, partial withdrawal, and annuitization) against our assumptions and make adjustments as appropriate in the period we receive and analyze this data. Also, during the fourth quarter of 2015, we refined certain assumptions around policyholder annuity type selection based on claim experience. This refinement decreased the fair value of GLB liabilities and generated a realized gain of approximately $45 million.
During each of the years ended December 31, 2015, 2014, and 2013, we made minor technical refinements to the internal valuation model which resulted in no material impact on the financial statements.
Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

December 31, 2015	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,712	$816	$—	$2,528
Foreign	—	13,388	57	13,445
Corporate securities	—	14,755	174	14,929
Mortgage-backed securities	—	9,905	53	9,958
States, municipalities, and political subdivisions	—	2,727	—	2,727
	1,712	41,591	284	43,587
Equity securities	481	—	16	497
Short-term investments	7,171	3,275	—	10,446
Other investments(1)	347	230	212	789
Securities lending collateral	—	1,046	—	1,046
Investment derivative instruments	12	—	—	12
Separate account assets	1,464	88	—	1,552
Total assets measured at fair value(1)	$11,187	$46,230	$512	$57,929
Liabilities:
Investment derivative instruments	$13	$—	$—	$13
Other derivative instruments	4	—	6	10
GLB(2)	—	—	609	609
Total liabilities measured at fair value	$17	$—	$615	$632

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $2,477 million and other investments of $25 million at December 31, 2015 measured using NAV. Based on new accounting guidance adopted in 2015, these investments are excluded from the hierarchy table.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2014	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,680	$1,140	$—	$2,820
Foreign	—	15,220	22	15,242
Corporate securities	—	17,244	187	17,431
Mortgage-backed securities	—	10,271	15	10,286
States, municipalities, and political subdivisions	—	3,616	—	3,616
	1,680	47,491	224	49,395
Equity securities	492	16	2	510
Short-term investments	1,183	1,139	—	2,322
Other investments(1)	370	211	204	785
Securities lending collateral	—	1,330	—	1,330
Investment derivative instruments	18	—	—	18
Other derivative instruments	—	2	—	2
Separate account assets	1,400	90	—	1,490
Total assets measured at fair value(1)	$5,143	$50,279	$430	$55,852
Liabilities:
Investment derivative instruments	$36	$—	$—	$36
Other derivative instruments	21	—	4	25
GLB(2)	—	—	406	406
Total liabilities measured at fair value	$57	$—	$410	$467

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $2,561 million at December 31, 2014 measured using NAV. Based on new accounting guidance adopted in 2015, these investments are excluded from the hierarchy table.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

The following table presents transfers of financial instruments between Level 1 and Level 2:

		Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Transfers from Level 1 to Level 2	$—	$189	$19
Transfers from Level 2 to Level 1	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient.
The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

		December 31		December 31
		2015		2014
(in millions of U.S. dollars)	Expected Liquidation Period of Underlying Assets	Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$300	$105	$282	$145
Real Assets	3 to 7 Years	474	140	451	210
Distressed	5 to 9 Years	261	218	232	175
Private Credit	3 to 7 Years	265	209	299	190
Traditional	3 to 9 Years	895	152	895	285
Vintage	1 to 2 Years	13	—	24	5
Investment funds	Not Applicable	269	—	378	—
		$2,477	$824	$2,561	$1,010

In 2015, we redefined and regrouped certain alternative investment categories to better align with our management approach. The prior year amounts have been reclassified to conform to the current year presentation. Included in all categories in the above table except for Investment funds are investments for which Chubb will never have the contractual option to redeem but receives distributions based on the liquidation of the underlying assets. Further, for all categories except for Investment funds, Chubb does not have the ability to sell or transfer the investments without the consent from the general partner of individual funds.

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

Investment funds
Chubb’s investment funds employ various investment strategies such as long/short equity and arbitrage/distressed. Included in this category are investments for which Chubb has the option to redeem at agreed upon value as described in each investment fund’s subscription agreement. Depending on the terms of the various subscription agreements, investment fund investments may be redeemed monthly, quarterly, semi-annually, or annually. If Chubb wishes to redeem an investment fund investment, it must first determine if the investment fund is still in a lock-up period (a time when Chubb cannot redeem its investment so that the investment fund manager has time to build the portfolio). If the investment fund is no longer in its lock-up period, Chubb must then notify the investment fund manager of its intention to redeem by the notification date prescribed by the subscription agreement. Subsequent to notification, the investment fund can redeem Chubb’s investment within several months of the notification. Notice periods for redemption of the investment funds range between 5 and 120 days. Chubb can redeem its investment funds without consent from the investment fund managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

(in millions of U.S. dollars, except for percentages)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Ranges
GLB(1)	$609	Actuarial model	Lapse rate	1% – 30%
			Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.
The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

					Assets		Liabilities
	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
Year Ended December 31, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$22	$187	$15	$2	$204	$4	$406
Transfers into Level 3	34	16	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	(1)	—	3	(6)	—	—
Net Realized Gains/Losses	(1)	(4)	—	(2)	—	2	203
Purchases	15	52	41	13	33	—	—
Sales	(3)	(28)	(2)	—	—	—	—
Settlements	(8)	(48)	(1)	—	(19)	—	—
Balance, end of year	$57	$174	$53	$16	$212	$6	$609
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(2)	$—	$(2)	$—	$2	$203

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 c) for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

	Assets							Liabilities
	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
Year ended December 31, 2014	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance, beginning of year	$44	$166	$8	$4	$7	$196	$—	$193
Transfers into Level 3	10	37	—	—	—	—	2	—
Transfers out of Level 3	(34)	(23)	—	(2)	(7)	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	(1)	—	—	—	(1)	—	—
Net Realized Gains/Losses	(3)	(5)	—	—	—	—	2	213
Purchases	15	73	8	2	—	20	—	—
Sales	(4)	(38)	—	(2)	—	—	—	—
Settlements	(5)	(22)	(1)	—	—	(11)	—	—
Balance, end of year	$22	$187	$15	$2	$—	$204	$4	$406
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(4)	$(5)	$—	$—	$—	$—	$2	$213

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $663 million at December 31, 2014 and $427 million at December 31, 2013, which includes a fair value derivative adjustment of $406 million and $193 million, respectively.

	Assets						Liabilities
	Available-for-Sale Debt Securities						GLB(1)
Year ended December 31, 2013	Foreign	Corporate securities	MBS	Equity securities	Short term investments	Other investments
(in millions of U.S. dollars)
Balance, beginning of year	$60	$102	$13	$3	$—	$180	$1,119
Transfers into Level 3	36	47	—	8	8	—	—
Transfers out of Level 3	(54)	(31)	—	(1)	(2)	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	—	—	(6)	—	(2)	—
Net Realized Gains/Losses	1	(2)	—	4	—	—	(926)
Purchases	24	75	—	2	3	29	—
Sales	(21)	(7)	(3)	(6)	(1)	—	—
Settlements	(2)	(18)	(2)	—	(1)	(11)	—
Balance, end of year	$44	$166	$8	$4	$7	$196	$193
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$—	$—	$—	$(926)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Financial instruments disclosed, but not measured, at fair value
Chubb uses various financial instruments in the normal course of its business. Our insurance contracts are excluded from fair value of financial instruments accounting guidance, and therefore, are not included in the amounts discussed below.

The carrying values of cash, other assets, other liabilities, and other financial instruments not included below approximated their fair values.

Investments in partially-owned insurance companies
Fair values for investments in partially-owned insurance companies are based on Chubb’s share of the net assets based on the financial statements provided by those companies and are excluded from the valuation hierarchy tables below.

Short- and long-term debt, repurchase agreements and trust preferred securities
Where practical, fair values for short-term debt, long-term debt, repurchase agreements and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including incremental borrowing rates, which reflect Chubb’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

December 31, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$583	$162	$—	$745	$733
Foreign	—	785	—	785	763
Corporate securities	—	3,042	14	3,056	3,054
Mortgage-backed securities	—	1,743	—	1,743	1,707
States, municipalities, and political subdivisions	—	2,223	—	2,223	2,173
Total assets	$583	$7,955	$14	$8,552	$8,430
Liabilities:
Repurchase agreements	$—	$1,404	$—	$1,404	$1,404
Long-term debt	—	9,678	—	9,678	9,447
Trust preferred securities	—	446	—	446	309
Total liabilities	$—	$11,528	$—	$11,528	$11,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

December 31, 2014	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$659	$191	$—	$850	$832
Foreign	—	963	—	963	916
Corporate securities	—	2,408	15	2,423	2,323
Mortgage-backed securities	—	2,039	—	2,039	1,983
States, municipalities, and political subdivisions	—	1,314	—	1,314	1,277
Total assets	$659	$6,915	$15	$7,589	$7,331
Liabilities:
Repurchase Agreements	$—	$1,402	$—	$1,402	$1,402
Short-term debt	—	1,169	—	1,169	1,150
Long-term debt	—	3,690	—	3,690	3,357
Trust preferred securities	—	462	—	462	309
Total liabilities	$—	$6,723	$—	$6,723	$6,218

5. Reinsurance

a) Consolidated reinsurance
Chubb purchases reinsurance to manage various exposures including catastrophe risks. Although reinsurance agreements contractually obligate Chubb's reinsurers to reimburse it for the agreed-upon portion of its gross paid losses, they do not discharge Chubb's primary liability. The amounts for net premiums written and net premiums earned in the consolidated statements of operations are net of reinsurance. The following table presents direct, assumed, and ceded premiums:

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Premiums written
Direct	$19,879	$20,069	$19,212
Assumed	3,932	3,321	3,616
Ceded	(6,098)	(5,591)	(5,803)
Net	$17,713	$17,799	$17,025
Premiums earned
Direct	$19,355	$19,555	$18,856
Assumed	3,676	3,336	3,479
Ceded	(5,818)	(5,465)	(5,722)
Net	$17,213	$17,426	$16,613

For each of the years ended December 31, 2015, 2014, and 2013, reinsurance recoveries on losses and loss expenses incurred were $3.1 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Reinsurance recoverable on ceded reinsurance

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Reinsurance recoverable on unpaid losses and loss expenses (1)	$10,741	$11,307
Reinsurance recoverable on paid losses and loss expenses (1)	645	685
Net reinsurance recoverable on losses and loss expenses	$11,386	$11,992

(1)	Net of a provision for uncollectible reinsurance.

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify Chubb, primarily because of disputes under reinsurance contracts and insolvencies. We have established provisions for amounts estimated to be uncollectible. At December 31, 2015 and 2014, we recorded a provision for uncollectible reinsurance of $328 million and $357 million, respectively.

The following tables present a listing, at December 31, 2015, of the categories of Chubb's reinsurers.

December 31, 2015	Gross Reinsurance Recoverable on Loss and Loss Expenses	Provision for Uncollectible Reinsurance	% of Gross Reinsurance Recoverable
(in millions of U.S. dollars, except for percentages)
Categories
Largest reinsurers	$5,335	$69	1.3%
Other reinsurers rated A- or better	3,078	44	1.4%
Other reinsurers with ratings lower than A- or not rated	378	68	18.0%
Pools	347	14	4.0%
Structured settlements	546	10	1.8%
Captives	1,786	23	1.3%
Other	244	100	41.0%
Total	$11,714	$328	2.8%

Largest Reinsurers
Alleghany Corp	HDI Group (Hannover Re)	Munich Re Group
Atlantic Indemnity	IRB Brasil Resseguros S.A. Group	Partner Re Group
Berkshire Hathaway Insurance Group	Lloyd's of London	Swiss Re Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Categories of Chubb's reinsurers	Comprises:
Largest reinsurers	• All groups of reinsurers or captives where the gross recoverable exceeds one percent of Chubb's total shareholders' equity.
Other reinsurers rated A- or better	• All reinsurers rated A- or better that were not included in the largest reinsurer category.
Other reinsurers rated lower than A- or not rated	• All reinsurers rated lower than A- or not rated that were not included in the largest reinsurer category.
Pools	• Related to Chubb's voluntary pool participation and Chubb's mandatory pool participation required by law in certain states.
Structured settlements
• Annuities purchased from life insurance companies to settle claims. Since we retain ultimate liability in the event that the life company fails to pay, we reflect the amounts as both a liability and a recoverable/receivable for GAAP purposes.

Captives
• Companies established and owned by our insurance clients to assume a significant portion of their direct insurance risk from Chubb; structured to allow clients to self-insure a portion of their reinsurance risk. It generally is our policy to obtain collateral equal to expected losses. Where appropriate, exceptions are granted but only with review and approval at a senior officer level. Excludes captives included in the largest reinsurer category.

Other	• Recoverables that are in dispute or are from companies that are in supervision, rehabilitation, or liquidation.

The provision for uncollectible reinsurance is principally based on an analysis of the credit quality of the reinsurer and collateral balances. We establish the provision for uncollectible reinsurance for the Other category based on a case-by-case analysis of individual situations including the merits of the underlying matter, credit and collateral analysis, and consideration of our collection experience in similar situations.

c) Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts
The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
GMDB
Net premiums earned	$61	$71	$77
Policy benefits and other reserve adjustments	$34	$50	$73
GLB
Net premiums earned	$121	$138	$149
Policy benefits and other reserve adjustments	45	36	27
Net realized gains (losses)	(203)	(213)	929
Gain (loss) recognized in Net income	$(127)	$(111)	$1,051
Net cash received	$98	$125	$126
Net (increase) decrease in liability	$(225)	$(236)	$925

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures used to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 10 for additional information.
At December 31, 2015 and 2014, the reported liability for GMDB reinsurance was $117 million and $111 million, respectively. At December 31, 2015 and 2014, the reported liability for GLB reinsurance was $888 million and $663 million, respectively, which includes a fair value derivative adjustment of $609 million and $406 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.
Variable Annuity Net Amount at Risk
The net amount at risk is defined as the present value of future claim payments assuming policy account values and guaranteed values are fixed at the valuation date (December 31, 2015 and 2014, respectively) and reinsurance coverage ends at the earlier of the maturity of the underlying variable annuity policy or the reinsurance treaty. In addition, the following assumptions were used:

(in millions of U.S. dollars, except for percentages)		Net amount at risk
Reinsurance covering		2015	2014	2015 Future claims discount rate	Other assumptions	Total claims at 100% mortality at December 31, 2015(1)
GMDB Risk Only		$364	$418	3.8% - 4.3%	No lapses or withdrawals	$229
					Mortality according to 100% of the Annuity 2000 mortality table
GLB Risk Only		$733	$440	4.5% - 5.0%	No deaths, lapses or withdrawals	N/A
					Annuitization at a frequency most disadvantageous to Chubb(2)
					Claim calculated using interest rates in line with rates used to calculate reserve
Both Risks: (3)	GMDB	$89	$76	4.5% - 5.0%	No lapses or withdrawals	$56
					Mortality according to 100% of the Annuity 2000 mortality table
	GLB	$422	$235	4.5% - 5.0%	Annuitization at a frequency most disadvantageous to Chubb(2)	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

6. Intangible assets

Included in Goodwill and other intangible assets in the consolidated balance sheets at December 31, 2015 and 2014, are goodwill of $4.8 billion and $4.9 billion, respectively, and other intangible assets of $887 million and $820 million, respectively.

The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	ACE Consolidated
Balance at December 31, 2013	$1,215	$134	$2,054	$365	$835	$4,603
Purchase price allocation adjustment	—	—	4	—	—	4
Acquisition of Samaggi	—	—	46	—	—	46
Acquisition of Itaú Seguros	—	—	449	—	—	449
Foreign exchange revaluation and other	(4)	—	(187)	—	(7)	(198)
Balance at December 31, 2014	$1,211	$134	$2,366	$365	$828	$4,904
Purchase price allocation adjustment	—	—	(4)	—	—	(4)
Acquisition of Fireman's Fund	196	—	—	—	—	196
Foreign exchange revaluation and other	(8)	—	(284)	—	(8)	(300)
Balance at December 31, 2015	$1,399	$134	$2,078	$365	$820	$4,796

Included in other intangible assets at December 31, 2015 and 2014, are intangible assets subject to amortization of $789 million and $717 million, respectively, and intangible assets not subject to amortization of $98 million and $103 million, respectively. Intangible assets subject to amortization include agency relationships, renewal rights, software, client lists, and trademarks, primarily attributable to the acquisitions of Rain and Hail, Fireman's Fund, Samaggi, ABA Seguros, Itaú Seguros, and Fianzas Monterrey. The majority of the balance of intangible assets not subject to amortization relates to Lloyd's of London (Lloyd's) Syndicate 2488 (Syndicate 2488) capacity. Amortization expense related to other intangible assets amounted to $171 million, $108 million, and $95 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization of intangible assets was higher in 2015 due primarily to the acquisitions of Fireman's Fund, Itaú Seguros, and Samaggi.

The following table presents a roll-forward of VOBA:

(in millions of U.S. dollars)	2015	2014	2013
Balance, beginning of year	$466	$536	$614
Amortization expense	(42)	(51)	(64)
Foreign exchange revaluation	(29)	(19)	(14)
Balance, end of year	$395	$466	$536

The following table presents, as of December 31, 2015, the estimated pre-tax amortization expense related to other intangible assets and VOBA for the next five years.

For the Year Ending December 31	Other intangible assets	VOBA
(in millions of U.S. dollars)
2016	$88	$39
2017	78	35
2018	70	32
2019	63	27
2020	58	24
Total	$357	$157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

7. Unpaid losses and loss expenses

Chubb establishes reserves for the estimated unpaid ultimate liability for losses and loss expenses under the terms of its policies and agreements. Reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims. Reserves are recorded in Unpaid losses and loss expenses in the consolidated balance sheets. The process of establishing loss and loss expense reserves for P&C claims can be complex and is subject to considerable uncertainty as it requires the use of informed estimates and judgments. Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. We continually evaluate our estimate of reserves in light of developing information and in light of discussions and negotiations with our insureds. While we believe that our reserves for unpaid losses and loss expenses at December 31, 2015 are adequate, new information or trends may lead to future developments in ultimate losses and loss expenses significantly greater or less than the reserves provided. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in our results of operations in the period in which the estimates are changed.

The following table presents a reconciliation of unpaid losses and loss expenses:

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Gross unpaid losses and loss expenses, beginning of year	$38,315	$37,443	$37,946
Reinsurance recoverable on unpaid losses(1)	(11,307)	(10,612)	(11,399)
Net unpaid losses and loss expenses, beginning of year	27,008	26,831	26,547
Acquisition of subsidiaries	417	320	86
Total	27,425	27,151	26,633
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	10,030	10,176	9,878
Prior years	(546)	(527)	(530)
Total	9,484	9,649	9,348
Net losses and loss expenses paid in respect of losses occurring in:
Current year	4,053	3,975	3,942
Prior years	5,612	5,260	5,035
Total	9,665	9,235	8,977
Foreign currency revaluation and other	(682)	(557)	(173)
Net unpaid losses and loss expenses, end of year	26,562	27,008	26,831
Reinsurance recoverable on unpaid losses(1)	10,741	11,307	10,612
Gross unpaid losses and loss expenses, end of year	$37,303	$38,315	$37,443
(1) Net of provision for uncollectible reinsurance.

Net losses and loss expenses incurred includes $546 million, $527 million, and $530 million, of net favorable prior period development (PPD) in the years ended December 31, 2015, 2014, and 2013, respectively. Long-tail lines include lines such as workers’ compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures) and agriculture. Significant prior period movements by segment, principally driven by reserve reviews completed during each respective period, are discussed in more detail below. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across a number of lines and accident years, none of which is significant individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Insurance – North American P&C
2015
Insurance – North American P&C's active operations experienced net favorable PPD of $239 million in 2015, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $169 million in long-tail business, primarily from:

•
Net favorable development of $108 million in our management and professional liability portfolios, primarily impacting accident years 2010 and prior. Lower than expected paid and reported loss activity led to reductions in our estimates of ultimate loss for these accident years;

•
Favorable development of $32 million in our auto liability excess lines and $26 million in our general liability product lines primarily impacting the 2010 accident year, resulting from lower than expected loss emergence and an increase in weighting applied to experience-based methods;

•
Net favorable development of $21 million in our workers’ compensation lines with favorable development of $52 million in the 2014 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the end of the accident year to allow for late reporting or identification of significant losses. Adverse development of $29 million was experienced on the 2009 and prior accident years due to a combination of claim-specific deteriorations and higher than expected loss emergence. There was also adverse development on the 2014 accident year due to revised account-level estimates, which were higher than our original aggregate expectations;

•	Favorable development of $24 million in our surety business due to lower than expected claims emergence primarily in the 2013 accident year; and

•
Net adverse development of $33 million in our commercial umbrella and excess portfolios, primarily impacting accident years 2010 and 2011. Higher than expected reported loss activity, combined with an increase in weighting applied to experience-based methods, led to increased provisions in accident years 2010 and 2011, which was partly offset by the recognition of favorable emergence in the 2009 and prior accident years.

•
Favorable development of $70 million in short-tail business, primarily driven by favorable development of $34 million in our excess property business primarily impacting the 2013 accident year. Paid and reported loss activity was lower than expected leading to reductions in our estimate of ultimate loss.

Insurance – North American P&C's run-off operations incurred adverse PPD of $200 million in our Westchester and Brandywine run-off operations during 2015, which was the result of several adverse movements impacting accident years 1996 and prior, driven by the following principal changes:

•
Adverse development of $170 million related to the completion of reserve reviews during 2015. The development primarily arose from case specific settlements and higher than expected remediation expense and defense costs for environmental claims and increases in indemnity and defense costs on a select number of modeled accounts for asbestos.  Further, we experienced higher than expected loss emergence on certain portfolios in our assumed reinsurance book and in other run-off lines; and

•	Adverse development of $30 million on unallocated loss adjustment expenses due to run-off operating expenses paid and incurred during 2015.

2014
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

2013
Insurance – North American P&C active operations experienced net favorable PPD of $327 million in 2013, representing 2.1 percent of its beginning of period net unpaid loss and loss expense reserves. Insurance – North American P&C run-off operations incurred net adverse PPD of $193 million in 2013, representing 1.2 percent of its beginning of period net unpaid loss and loss expense reserves.

Insurance – North American Agriculture
Insurance – North American Agriculture experienced net favorable development of $45 million in short-tail lines in 2015, net adverse development of $34 million in 2014 and net favorable development of $13 million in 2013. Actual claim development in 2015 for the 2014 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2014. Actual claim development in 2014 for the 2013 crop year for the MPCI business was adverse due to worse than expected crop yield results in certain states at year-end 2013. Net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

favorable development in 2013 was across a number of accident years, none of which was significant individually or in the aggregate.

Insurance – Overseas General
2015
Insurance – Overseas General experienced net favorable PPD of $343 million in 2015, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $166 million in long-tail business, primarily from:

•
Net favorable development of $140 million, primarily in casualty and financial lines with favorable development of $175 million in accident years 2011 and prior, resulting from lower than expected loss emergence, and adverse development of $35 million in accident years 2012 to 2014, primarily due to large loss experience in the U.K. and Europe; and

•
Favorable development of $26 million on an individual legacy liability case reserve take-down.  This release follows a legal analysis completed in 2015, based on court opinion in the year and discussions with defense counsel, which concluded that these reserves were no longer required.

•	Favorable development of $177 million in short-tail business primarily from:

•	Favorable development of $90 million in property, technical, energy and marine lines from specific claims and additional credibility assigned to accident years 2013 and prior favorable indications;

•	Favorable development of $34 million in accident and health business primarily in accident year 2013 and 2014 across all regions and products, none of which was individually significant; and

•
Favorable development of $26 million in consumer business primarily in Latin America and Asia Pacific, resulting from favorable development and additional credibility assigned to accident years 2012 and 2013.

2014
Insurance – Overseas General experienced net favorable PPD of $391 million in 2014, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $181 million in long-tail business, primarily from:

•
Net favorable development of $102 million primarily in casualty lines with favorable development of $148 million in accident years 2010 and prior, predominantly due to favorable loss experience in European primary and excess lines, and adverse development of $46 million in accident years 2011 to 2013, predominantly due to large loss experience in the U.K. primary and excess lines;

•
Favorable development of $52 million on an individual liability case reserve take-down.  This release follows discussions with defense counsel, a review of key legal briefing, and a coverage analysis, all of which was completed in the third quarter of 2014 and after which it was concluded that the reserves were no longer required; and

•
Net favorable development of $27 million in financial lines with favorable development of $98 million in accident years 2010 and prior due to favorable loss experience and adverse development of $71 million in accident years 2011 to 2013. The adverse development was primarily due to large loss experience in D&O and financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

•	Favorable development of $30 million in aviation lines primarily in accident years 2010 and prior in the aviation products, airlines and airport liability lines; and

•	Favorable development of $25 million in personal lines primarily in accident years 2011 to 2013 across all Latin America personal lines and Asia Pacific personal automobile lines.

2013
Insurance – Overseas General experienced net favorable PPD of $299 million in 2013, representing 3.8 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

Global Reinsurance
2015
Global Reinsurance experienced net favorable PPD of $119 million in 2015, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•
Favorable development of $54 million comprising $42 million in long-tail lines and $12 million in short-tail lines, on an individual legacy liability case reserve take-down. This release follows a legal analysis completed in 2015, based on court opinion and discussions with defense counsel, which concluded that these reserves were no longer required;

•
Favorable development of $33 million in professional liability lines, including medical malpractice business, primarily in treaty years 2010 and prior reflecting favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods; and

•
Favorable development of $23 million in casualty lines, principally in treaty years 2009 and prior reflecting favorable paid and incurred loss trends and an increase in weighting applied to experience-based methods.

2014
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

2013
Global Reinsurance experienced net favorable PPD of $84 million in 2013, representing 3.6 percent of the segment's beginning of period net unpaid loss and loss expense reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Asbestos and environmental (A&E)

Chubb's exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998 and CIGNA's P&C business in 1999, with the larger exposure contained within the liabilities acquired in the CIGNA transaction. The following table presents a roll-forward of consolidated A&E loss reserves, allocated loss expense reserves for A&E exposures, and the provision for uncollectible paid and unpaid reinsurance recoverables:

	Asbestos		Environmental		Total
(in millions of U.S. dollars)	Gross	Net	Gross	Net	Gross	Net
Balance at December 31, 2014	$1,500	$892	$199	$149	$1,699	$1,041
Incurred activity	125	76	118	86	243	162	(1)
Paid activity	(274)	(137)	(118)	(86)	(392)	(223)
Balance at December 31, 2015	$1,351	$831	$199	$149	$1,550	$980

(1)
Excludes unallocated loss expenses and the net activity reflects third-party reinsurance other than the aggregate excess of loss reinsurance provided by National Indemnity Company (NICO) to Westchester Specialty (see Westchester Specialty section below).

The A&E net loss reserves including allocated loss expense reserves and provision for uncollectible reinsurance at December 31, 2015 and 2014, of $980 million and $1.0 billion shown in the table above comprise $782 million and $837 million, respectively, of reserves held by Brandywine operations, $115 million and $119 million, respectively, of reserves held by Westchester Specialty, and $83 million and $85 million, respectively, of reserves held by other operations, mainly Insurance – Overseas General. For 2015 and 2014, the incurred activity of $162 million and $210 million, respectively, were primarily the result of our annual internal, ground-up review of A&E liabilities.

Brandywine Run-off entities – The Restructuring Plan and uncertainties relating to Chubb's ultimate Brandywine exposure

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
Chubb Limited and Subsidiaries

In addition, an ACE INA insurance subsidiary provided reinsurance coverage to Century in the amount of $800 million under an XOL, triggered if the statutory capital and surplus of Century falls below $25 million or if Century lacks liquid assets with which to pay claims as they become due.

Effective December 31, 2004, ACE INA contributed $100 million to Century in exchange for a surplus note. After giving effect to the contribution and issuance of the surplus note, the statutory surplus of Century at December 31, 2015 was $25 million and approximately $335 million in statutory-basis losses have been ceded to the XOL on an inception-to-date basis. Century reports the amount ceded under the XOL in accordance with statutory accounting principles, which differ from GAAP by, among other things, allowing Century to discount its liabilities, including certain asbestos related and environmental pollution liabilities and Century's reinsurance payable to active companies. For GAAP reporting purposes, intercompany reinsurance recoverables related to the XOL are eliminated upon consolidation.

While Chubb believes it has no legal obligation to fund Century losses above the XOL limit of coverage, Chubb's consolidated results would nevertheless continue to include any losses above the limit of coverage for so long as the Brandywine companies remain consolidated subsidiaries of Chubb.

Certain active Chubb companies are primarily liable for asbestos, environmental, and other exposures that they have reinsured to Century. Accordingly, if Century were to become insolvent and placed into rehabilitation or liquidation, some or all of the recoverables due to these active Chubb companies from Century could become uncollectible. At December 31, 2015 and 2014, the aggregate reinsurance recoverables owed by Century to the active Chubb companies were approximately $1.2 billion and $1.1 billion, respectively. Chubb believes the active company intercompany reinsurance recoverables, which relate to direct liabilities payable over many years, are not impaired. At December 31, 2015 and 2014, Century's carried gross reserves (including reserves assumed from the active Chubb companies) were $1.9 billion and $2.1 billion, respectively. Should Century's loss reserves experience adverse development in the future and should Century be placed into rehabilitation or liquidation, the reinsurance recoverables due from Century to the active Chubb companies would be payable only after the payment in full of certain expenses and liabilities, including administrative expenses and direct policy liabilities. Thus, the intercompany reinsurance recoverables would be at risk to the extent of the shortage of assets remaining to pay these recoverables.

Westchester Specialty – impact of NICO contracts on Chubb’s run-off entities

As part of the Westchester Specialty acquisition in 1998, NICO provided a 75 percent pro-rata share of $1 billion of reinsurance protection on losses and loss adjustment expenses incurred on or before December 31, 1996, in excess of a retention of $721 million. At December 31, 2015, the remaining unused incurred limit under the Westchester NICO agreement was $466 million.

8. Taxation

Under Swiss law, a resident company is subject to income tax at the federal, cantonal, and communal levels that is levied on net worldwide income. Income attributable to permanent establishments or real estate located abroad is excluded from the Swiss tax base. Chubb Limited is a holding company and, therefore, is exempt from cantonal and communal income tax. As a result, Chubb Limited is subject to Swiss income tax only at the federal level. Furthermore, participation relief (i.e., tax relief) is granted to Chubb Limited at the federal level for qualifying dividend income and capital gains related to the sale of qualifying participations (i.e., subsidiaries). It is expected that the participation relief will result in a full exemption of participation income from federal income tax. Chubb Limited is subject to an annual cantonal and communal capital tax on the taxable equity of Chubb Limited in Switzerland.

Chubb has two Swiss operating subsidiaries, an insurance company, ACE Insurance (Switzerland) Limited and a reinsurance company, ACE Reinsurance (Switzerland) Limited. Both are subject to federal, cantonal, and communal income tax and to annual cantonal and communal capital tax.

Under current Bermuda law, Chubb Limited and its Bermuda subsidiaries are not required to pay any taxes on income or capital gains. If a Bermuda law were enacted that would impose taxes on income or capital gains, Chubb Limited and the Bermuda subsidiaries have received an undertaking from the Minister of Finance in Bermuda that would exempt such companies from Bermudian taxation until March 2035.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Income from Chubb's operations at Lloyd's is subject to United Kingdom (U.K.) corporation taxes. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. income) written by Lloyd's syndicates. Lloyd's has a closing agreement with the Internal Revenue Service (IRS) whereby the amount of tax due on this business is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the accounts of the Names/Corporate Members in proportion to their participation in the relevant syndicates. Chubb's Corporate Members are subject to this arrangement but, as U.K. domiciled companies, will receive U.K. corporation tax credits for any U.S. income tax incurred up to the value of the equivalent U.K. corporation income tax charge on the U.S. income.

ACE Group Holdings and its respective subsidiaries are subject to income taxes imposed by U.S. authorities and file a consolidated U.S. tax return. Starting in tax year 2014, Combined Insurance and its life subsidiary joined the ACE Group Holdings consolidated return. For tax years prior to 2014, Combined Insurance and its life subsidiary filed a separate consolidated U.S. tax return. Should ACE Group Holdings pay a dividend to Chubb, withholding taxes would apply. Currently, however, no withholding taxes are accrued with respect to such un-remitted earnings as management has no intention of remitting these earnings. Similarly, no taxes have been provided on the un-remitted earnings of certain foreign subsidiaries as management has no intention of remitting these earnings. The cumulative amount that would be subject to withholding tax, if distributed, as well as the determination of the associated tax liability are not practicable to compute; however, such amount would be material to Chubb. Certain international operations of Chubb are also subject to income taxes imposed by the jurisdictions in which they operate.

Chubb is not subject to income taxation other than as stated above.  There can be no assurance that there will not be changes in applicable laws, regulations, or treaties which might require Chubb to change the way it operates or becomes subject to taxation.

Chubb's domestic operations are in Switzerland, the jurisdiction where we are legally organized, incorporated, and registered. Domestic operations for the years ended December 31, 2015, 2014, and 2013 are not considered significant to the consolidated income before income taxes for the respective periods.

The following table presents the provision for income taxes:

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Current tax expense	$304	$481	$231
Deferred tax expense	158	153	249
Provision for income taxes	$462	$634	$480

The most significant jurisdictions contributing to the overall taxation of Chubb are calculated using the following rates: Switzerland 7.83 percent, Bermuda 0.0 percent, U.S. 35.0 percent, and U.K. 20.25 percent. The following table presents a reconciliation of the difference between the provision for income taxes and the expected tax provision at the Swiss statutory income tax rate:

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Expected tax provision at Swiss statutory tax rate	$258	$273	$331
Permanent differences:
Taxes on earnings subject to rate other than Swiss statutory rate	193	224	124
Change to deferred taxes related to unrealized foreign exchange losses (1)	—	139	—
Tax-exempt interest and dividends received deduction, net of proration	(32)	(33)	(27)
Net withholding taxes	35	33	27
Change in valuation allowance (1)	2	(20)	4
Other	6	18	21
Total provision for income taxes	$462	$634	$480

(1) 2014 includes a charge to deferred taxes related to non-recognition of foreign tax credits related to unrealized foreign exchange losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents the components of the net deferred tax assets:

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Deferred tax assets:
Loss reserve discount	$663	$794
Unearned premiums reserve	190	99
Foreign tax credits	969	1,103
Investments	29	9
Provision for uncollectible balances	65	81
Loss carry-forwards	72	40
Compensation related amounts	189	185
Other	65	—
Total deferred tax assets	2,242	2,311
Deferred tax liabilities:
Deferred policy acquisition costs	412	213
VOBA and other intangible assets	384	321
Un-remitted foreign earnings	827	939
Unrealized appreciation on investments	195	406
Depreciation	68	77
Other	—	43
Total deferred tax liabilities	1,886	1,999
Valuation allowance	38	17
Net deferred tax assets	$318	$295

The valuation allowance of $38 million at December 31, 2015, and $17 million at December 31, 2014, reflects management's assessment, based on available information, that it is more likely than not that a portion of the deferred tax assets will not be realized due to the inability of certain foreign subsidiaries to generate sufficient taxable income. Adjustments to the valuation allowance are made when there is a change in management's assessment of the amount of deferred tax assets that are realizable.

At December 31, 2015, Chubb has net operating loss carry-forwards of $325 million which, if unused, will expire starting in the year 2016, and a foreign tax credit carry-forward in the amount of $142 million which, if unused, will expire in the years 2016 through 2025.

The following table presents a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Balance, beginning of year	$23	$27
Additions based on tax provisions related to the current year	1	2
Reductions for tax positions of prior years	(7)	—
Reductions for the lapse of the applicable statutes of limitations	(1)	(6)
Balance, end of year	$16	$23

At December 31, 2015 and 2014, the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, were $16 million and $6 million, respectively. At December 31, 2014, $17 million of unrecognized tax benefits would not affect the effective tax rate, if recognized, as the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, an unfavorable resolution of these temporary items would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Chubb recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. For the year ended December 31, 2015, tax-related interest expense (income) and penalties reported in the consolidated statements of operations were $1 million and $(1) million for both the years ended December 31, 2014 and 2013. At December 31, 2015 and 2014, Chubb recorded $4 million and $9 million, respectively, in liabilities for tax-related interest and penalties in our consolidated balance sheets.

The IRS commenced its field examination of Chubb’s federal tax returns for 2010, 2011 and 2012 during October 2014, which were still ongoing at December 31, 2015. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statutes of limitations. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

9. Debt

	December 31	December 31
(in millions of U.S. dollars)	2015	2014	Early Redemption Option
Repurchase agreements (weighted average interest rate of 0.6% in 2015 and 0.3% in 2014)	$1,404	$1,402	None
Short-term debt
ACE INA senior notes:
$450 million 5.6% due May 2015	$—	$450	Make-whole premium plus 0.35%
$700 million 2.6% due November 2015	—	700	Make-whole premium plus 0.20%
Total short-term debt	$—	$1,150
Long-term debt
ACE INA senior notes:
$500 million 5.7% due February 2017	$500	$500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	300	300	Make-whole premium plus 0.35%
$500 million 5.9% due June 2019	500	500	Make-whole premium plus 0.40%
$1,300 million 2.3% due November 2020	1,299	—	Make-whole premium plus 0.15%
$1,000 million 2.875% due November 2022	999	—	Make-whole premium plus 0.20%
$475 million 2.7% due March 2023	474	474	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	699	699	Make-whole premium plus 0.15%
$800 million 3.15% due March 2025	800	—	Make-whole premium plus 0.15%
$1,500 million 3.35% due May 2026	1,496	—	Make-whole premium plus 0.20%
$300 million 6.7% due May 2036	299	299	Make-whole premium plus 0.20%
$475 million 4.15% due March 2043	474	474	Make-whole premium plus 0.15%
$1,500 million 4.35% due November 2045	1,496	—	Make-whole premium plus 0.25%
ACE INA $100 million 8.875% debentures due August 2029	100	100	None
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	11	11	None
Total long-term debt	$9,447	$3,357
Trust preferred securities
ACE INA capital securities due April 2030	$309	$309	Redemption price(1)

(1)
Redemption price is equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

a) Repurchase agreements
Chubb has executed repurchase agreements with certain counterparties under which Chubb agreed to sell securities and repurchase them at a future date for a predetermined price.

b) Long-term debt
In March 2015, ACE INA issued $800 million of 3.15 percent senior notes due March 2025. In May 2015, ACE INA's $450 million of 5.6 percent senior notes matured and were fully paid. In November 2015, ACE INA's $700 million of 2.6 percent senior notes matured and were fully paid.

In November 2015, ACE INA issued $5.3 billion of senior notes comprising $1.3 billion of 2.3 percent senior notes due November 2020 (2020 Notes), $1.0 billion of 2.875 percent senior notes due November 2022 (2022 Notes), $1.5 billion of 3.35 percent senior notes due May 2026 (2026 Notes), and $1.5 billion of 4.35 percent senior notes due November 2045 (2045 Notes). The proceeds from the issuance of these notes were used to finance a portion of the Chubb acquisition.

ACE INA may redeem some or all of these notes at its option one month (for the 2020 Notes), two months (for the 2022 Notes), three months (for the 2026 Notes), and six months (for the 2045 Notes) prior to the respective maturity dates at a redemption price equal to 100 percent of the principal amount of the notes plus accrued and unpaid interest. The remaining terms of the senior notes are commensurate with those of our existing senior notes as described below.

All of ACE INA’s senior notes are redeemable at any time at ACE INA's option subject to the provisions described in the table above. A “make-whole premium” is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. The senior notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The debentures, subject to certain exceptions, are not redeemable before maturity.

The senior notes and debentures do not have the benefit of any sinking fund. These senior unsecured notes and debentures are guaranteed on a senior basis by Chubb Limited and they rank equally with all of Chubb's other senior obligations. They also contain customary limitations on lien provisions as well as customary events of default provisions which, if breached, could result in the accelerated maturity of such senior debt.

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

Chubb Limited has guaranteed, on a subordinated basis, ACE INA's obligations under the Subordinated Debentures, and distributions and other payments due on the Capital Securities. These guarantees, when taken together with Chubb's obligations under expense agreements entered into with ACE Capital Trust II, provide a full and unconditional guarantee of amounts due on the Capital Securities.

10. Commitments, contingencies, and guarantees

a) Derivative instruments
Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives discussed below. We do not hedge our net asset non-U.S. dollar capital positions; however, we do consider hedging for planned cross border transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Derivative instruments employed
Chubb maintains positions in derivative instruments such as futures, options, swaps, and foreign currency forward contracts for which the primary purposes are to manage duration and foreign currency exposure, yield enhancement, or to obtain an exposure to a particular financial market. Chubb also maintains positions in convertible securities that contain embedded derivatives. Investment derivative instruments are recorded in either Other assets (OA) or Accounts payable, accrued expenses, and other liabilities (AP), convertible bonds are recorded in Fixed maturities available for sale (FM AFS), and convertible equity securities are recorded in Equity securities (ES) in the consolidated balance sheets. These are the most numerous and frequent derivative transactions.

In addition, Chubb from time to time purchases to be announced mortgage-backed securities (TBAs) as part of its investing activities.

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business. At December 31, 2015, we held no positions in option contracts on equity market indices.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

		December 31, 2015			December 31, 2014
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
(in millions of U.S. dollars)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$7	$(11)	$1,029	$12	$(7)	$1,329
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Futures contracts on money market instruments	OA / (AP)	—	—	—	—	—	2,467
Options/Futures contracts on notes and bonds	OA / (AP)	5	(2)	751	6	(29)	1,636
Convertible securities(1)	FM AFS/ES	31	—	40	291	—	267
		$43	$(13)	$1,915	$309	$(36)	$5,794
Other derivative instruments
Futures contracts on equities(2)	OA / (AP)	$—	$(4)	$1,197	$—	$(21)	$1,384
Options on equity market indices(2)	OA / (AP)	—	—	—	2	—	250
Other	OA / (AP)	—	(6)	15	—	(4)	10
		$—	$(10)	$1,212	$2	$(25)	$1,644
GLB(3)	(AP) / (FPB)	$—	$(888)	$1,155	$—	$(663)	$675

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 c) for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At December 31, 2015 and 2014, derivative assets of $1 million and derivative liabilities of $34 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Secured borrowings
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At December 31, 2015 and 2014, our securities lending collateral was $1,046 million and $1,330 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,047 million and $1,331 million, respectively. The securities lending collateral can only be drawn down by Chubb in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the consolidated balance sheets.

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

Remaining contractual maturity
December 31, 2015	Overnight and Continuous
(in millions of U.S. dollars)
Collateral held under securities lending agreements:
Cash	$424
U.S. Treasury and agency	67
Foreign	296
Corporate securities	2
Equity securities	257
$1,046
Gross amount of recognized liability for securities lending payable	$1,047
Difference (1)	$(1)

(1)	The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable due to accrued interest recorded in the securities lending payable.
At December 31, 2015 and 2014, our repurchase agreement obligations of $1,404 million and $1,402 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the consolidated balance sheets.
The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
December 31, 2015	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$34	$—	$—	$34
U.S. Treasury and agency	6	—	231	237
Mortgage-backed securities	365	480	343	1,188
	$405	$480	$574	$1,459
Gross amount of recognized liabilities for repurchase agreements				$1,404
Difference (1)				$55

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Potential risks exist in our secured borrowing transactions due to market conditions and counterparty exposure.  With collateral that we pledge, there is a risk that the collateral may not be returned at the expiration of the agreement. If the counterparty fails to return the collateral, Chubb will have free use of the borrowed funds until our collateral is returned.  In addition, we may encounter the risk that Chubb may not be able to renew outstanding borrowings with a new term or with an existing counterparty due to market conditions including a decrease in demand as well as more restrictive terms from banks due to increased regulatory and capital constraints. Should this condition occur, Chubb may seek alternative borrowing sources or reduce borrowings.  Additionally, increased margins and collateral requirements due to market conditions would increase our restricted assets as we are required to provide additional collateral to support the transaction.
The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Investment and embedded derivative instruments
Foreign currency forward contracts	$31	$29	$11
All other futures contracts and options	9	(118)	61
Convertible securities(1)	(8)	(18)	6
Total investment and embedded derivative instruments	$32	$(107)	$78
GLB and other derivative instruments
GLB(2)	$(203)	$(217)	$878
Futures contracts on equities(3)	(8)	(164)	(555)
Options on equity market indices(3)	(2)	(4)	(24)
Other	(12)	50	(2)
Total GLB and other derivative instruments	$(225)	$(335)	$297
	$(193)	$(442)	$375

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

c) Derivative instrument objectives
(i) Foreign currency exposure management
A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. Chubb uses forwards to minimize the effect of fluctuating foreign currencies as discussed above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

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

Other
Included within Other are derivatives intended to reduce potential losses which may arise from certain exposures in our insurance business.  The economic benefit provided by these derivatives is similar to purchased reinsurance.  For example, Chubb may enter into crop derivative contracts to protect underwriting results in the event of a significant decline in commodity prices. Also included within Other are certain life insurance products that meet the definition of a derivative instrument for accounting purposes.

(iii) Convertible security investments
A convertible security is a debt instrument or preferred stock that can be converted into a predetermined amount of the issuer’s equity. The convertible option is an embedded derivative within the host instruments which are classified in the investment portfolio as either available for sale or as an equity security. Chubb purchases convertible securities for their total return and not specifically for the conversion feature.

(iv) TBA
By acquiring TBAs, we make a commitment to purchase a future issuance of mortgage-backed securities. For the period between purchase of the TBAs and issuance of the underlying security, we account for our position as a derivative in the consolidated financial statements. Chubb purchases TBAs both for their total return and for the flexibility they provide related to our mortgage-backed security strategy.

(v) GLB
Under the GLB program, as the assuming entity, Chubb is obligated to provide coverage until the expiration or maturity of the underlying deferred annuity contracts or the expiry of the reinsurance treaty. Premiums received under the reinsurance treaties are classified as premium. Expected losses allocated to premiums received are classified as Future policy benefits and valued similar to GMDB reinsurance. Other changes in fair value, principally arising from changes in expected losses allocated to expected future premiums, are classified as Net realized gains (losses). Fair value represents management’s estimate of an exit price and thus, includes a risk margin. We may recognize a realized loss for other changes in fair value due to adverse changes in the capital markets (e.g., declining interest rates and/or declining equity markets) and changes in actual or estimated future policyholder behavior (e.g., increased annuitization or decreased lapse rates) although we expect the business to be profitable. We believe this presentation provides the most meaningful disclosure of changes in the underlying risk within the GLB reinsurance programs for a given reporting period.

d) Concentrations of credit risk
Our investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuer. We believe that there are no significant concentrations of credit risk associated with our investments. Our three largest exposures by issuer at December 31, 2015, were JP Morgan Chase & Co., General Electric Company, and Goldman Sachs Group Inc. Our largest exposure by industry at December 31, 2015 was financial services.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. We assume a degree of credit risk associated with brokers with whom we transact business. No one broker or one insured accounted for more than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

10 percent of gross written premium for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, approximately 10 percent and 11 percent, respectively, of our gross premiums written were generated from or placed by Marsh, Inc. This entity is a large, well established company and there are no indications that it is financially troubled at December 31, 2015. No other broker and no one insured or reinsured accounted for more than 10 percent of gross premiums written in the years ended December 31, 2014 and 2013.

e) Fixed maturities
At December 31, 2015, we have commitments to purchase fixed income securities of $255 million over the next several years.

f) Other investments
At December 31, 2015, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $2.2 billion. In connection with these investments, we have commitments that may require funding of up to $824 million over the next several years.

g) Letters of credit
We have a $1.5 billion unsecured operational LOC facility expiring in November 2017. We are allowed to use up to $300 million of this LOC facility as an unsecured revolving credit facility. At December 31, 2015, outstanding LOCs issued under this facility were $797 million.

This facility requires that Chubb Limited and/or certain of its subsidiaries continue to maintain certain covenants. Chubb Limited is also required to maintain a minimum consolidated net worth covenant and a maximum leverage covenant, all of which have been met at December 31, 2015.

h) Legal proceedings
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

i) Lease commitments
We lease office space and equipment under operating leases which expire at various dates through 2033. Rent expense was $126 million, $127 million, and $128 million for the years ended December 31, 2015, 2014, and 2013, respectively. Future minimum lease payments under the leases are expected to be as follows:

For the year ending December 31
(in millions of U.S. dollars)
2016	$111
2017	93
2018	72
2019	54
2020	43
Thereafter	86
Total minimum future lease commitments	$459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

11. Shareholders’ equity

a) Common Shares
All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing the consolidated financial statements. Under Swiss corporate law, we are generally prohibited from issuing Common Shares below their par value. If there were a need to raise common equity at a time when the trading price of Chubb's Common Shares is below par value, we would need in advance to obtain shareholder approval to decrease the par value of the Common Shares.

Dividend approval
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

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, expected to be paid in four quarterly installments of $0.67 per share after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board of Directors (Board) will determine the record and payment dates at which the annual dividend may be paid, and is authorized to abstain from distributing a dividend in its discretion, until the date of the 2016 annual general meeting. The first three quarterly installments, each of $0.67 per share, have been distributed by the Board as expected.

Dividend distributions
Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction), must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Dividend distributions following Chubb's redomestication to Switzerland have generally been made by way of par value reduction (under the methods approved by our shareholders at our annual general meetings) and had the effect of reducing par value per Common Share each time a dividend was distributed. We may also issue dividends without subjecting them to withholding tax by way of distributions from capital contribution reserves and payment out of free reserves. We employed this method of dividends to effect our dividend increase that was approved by our shareholders on January 10, 2014, and during portions of 2015, as noted above.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Years Ended December 31
		2015		2014		2013
	CHF	USD	CHF	USD	CHF	USD
Dividends - par value reduction	0.62	$0.65	2.27	$2.46	1.85	$2.02
Dividends - distributed from capital contribution reserves	1.94	2.01	0.20	0.24	—	—
Total dividend distributions per common share	2.56	$2.66	2.47	$2.70	1.85	$2.02

Par value reductions have been reflected as such through Common Shares in the consolidated statements of shareholders' equity and had the effect of reducing par value per Common Share to CHF 24.15 at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

b) Shares issued, outstanding, authorized, and conditional

	Years Ended December 31
	2015	2014	2013
Shares issued, beginning and end of year	342,832,412	342,832,412	342,832,412
Common Shares in treasury, end of year (at cost)	(18,268,971)	(14,172,726)	(3,038,477)
Shares issued and outstanding, end of year	324,563,441	328,659,686	339,793,935
Common Shares issued to employee trust
Balance, beginning of year	(9,467)	(9,467)	(9,467)
Shares redeemed	3,667	—	—
Balance, end of year	(5,800)	(9,467)	(9,467)

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

Common Shares issued to employee trust are issued by Chubb to a rabbi trust for deferred compensation obligations as discussed in Note 11 e) below.

Authorized share capital for general purposes
The Board has shareholder-approved authority as set forth in the Articles of Association to increase for general purposes Chubb's share capital from time to time until October 22, 2017, by the issuance of up to 28,048,548 fully paid up Common Shares, with a par value equal to the par value of Chubb's Common Shares as set forth in the Articles of Association at the time of any such issuance. This authorized share capital reflects the balance remaining after the issuance of approximately 137 million shares in connection with the acquisition of The Chubb Corporation on January 14, 2016.

Conditional share capital for bonds and similar debt instruments
Chubb's share capital may be increased through the issuance of a maximum of 33,000,000 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2015) through the exercise of conversion and/or option or warrant rights granted in connection with bonds, notes, or similar instruments, issued or to be issued by Chubb, including convertible debt instruments.

Conditional share capital for employee benefit plans
Chubb's share capital may be increased through the issuance of a maximum of 25,410,929 fully paid up Common Shares (with a par value of CHF 24.15 as of December 31, 2015) in connection with the exercise of option rights granted to any employee of Chubb, and any consultant, director, or other person providing services to Chubb.

c) Chubb Limited securities repurchases
On November 21, 2013, the Board announced authorization of a share repurchase program of up to $2.0 billion of Chubb's Common Shares through December 31, 2014.  This $2.0 billion authorization replaced the previous authorizations which expired on December 31, 2013.

On November 24, 2014, the Board announced authorization of a share repurchase program of $1.5 billion of Chubb's Common Shares for the period January 1, 2015 through December 31, 2015 to replace the November 2013 authorization when it expired on December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorizations:

	Years Ended December 31
(in millions of U.S. dollars, except share data)	2015	2014	2013
Number of shares repurchased	6,677,663	13,982,358	3,266,531
Cost of shares repurchased	$734	$1,449	$290

Chubb repurchased these Common Shares as part of an overall capital management strategy and to partially offset potential dilution from the exercise of stock options and the granting of restricted stock under share-based compensation plans. There are no outstanding repurchase authorizations at December 31, 2015.

d) General restrictions
The holders of the Common Shares are entitled to receive dividends as approved by the shareholders. Holders of Common Shares are allowed one vote per share provided that, if the controlled shares of any shareholder constitute ten percent or more of the outstanding Common Shares of Chubb, only a fraction of the vote will be allowed so as not to exceed ten percent in aggregate. Entry of acquirers of Common Shares as shareholders with voting rights in the share register may be refused if it would confer voting rights with respect to ten percent or more of the registered share capital recorded in the commercial register.

e) Deferred compensation obligation
Chubb maintains rabbi trusts for deferred compensation plans principally for employees and former directors. The shares issued by Chubb to the rabbi trusts in connection with deferrals of share compensation are classified in shareholders' equity and accounted for at historical cost in a manner similar to Common Shares in treasury. Changes in the fair value of the shares underlying the obligations are recorded in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets and the related expense or income is recorded in Administrative expenses in the consolidated statements of operations.

The rabbi trusts also hold other assets, such as fixed maturities, equity securities, and life insurance policies. The assets of the rabbi trusts are consolidated with Chubb's assets in the consolidated balance sheets. Assets held by the trust and the associated obligations are reported at fair value in Other investments and Accounts payable, accrued expenses, and other liabilities, respectively, in the consolidated balance sheets, with changes in fair value reflected as a corresponding increase or decrease to Other (income) expense in the consolidated statements of operations. However, life insurance policies assets and obligations are reported at cash surrender value.

12. Share-based compensation

Chubb has share-based compensation plans which currently provide the Board the ability to grant awards of stock options, restricted stock, and restricted stock units to its employees, consultants, and members of the Board.

Chubb principally issues restricted stock grants and stock options on a graded vesting schedule. Chubb recognizes compensation cost for restricted stock and stock option grants with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. We incorporate an estimate of future forfeitures (6.5 percent assumption used for grants made in 2015, 2014, and 2013) in determining compensation cost for both grants of restricted stock and stock options.

During 2004, we established the ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP), which replaced our prior incentive plans except for outstanding awards. The 2004 LTIP will continue in effect until terminated by the Board. Under the 2004 LTIP, Common Shares of Chubb are authorized to be issued pursuant to awards made as stock options, stock appreciation rights, performance shares, performance units, restricted stock, and restricted stock units.

Chubb generally grants restricted stock and restricted stock units with a 4-year vesting period, which vest in equal annual installments over the respective vesting period. The restricted stock is granted at market close price on the day of grant. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

In May 2013, our shareholders approved an increase of eight million shares authorized to be issued under the 2004 LTIP, bringing the total shares authorized (i.e., for grant since its inception) to the sum of: (i) 38,600,000 common shares; and (ii) any shares that are represented by awards granted under the prior plans that are forfeited, expired, or are canceled after the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

effective date of the 2004 LTIP, without delivery of shares or which result in the forfeiture of the shares back to Chubb to the extent that such shares would have been added back to the reserve under the terms of the applicable prior plan. At December 31, 2015, a total of 4,617,796 shares remain available for future issuance under the 2004 LTIP.

Under the 2004 LTIP, 4,500,000 shares are authorized to be issued under the ESPP.  At December 31, 2015, a total of 934,243 shares remain available for issuance under the ESPP.

Chubb generally issues Common Shares for the exercise of stock options, restricted stock, and purchases under the ESPP from un-issued reserved shares (conditional share capital) and Common Shares in treasury.

The following table presents pre-tax and after-tax share-based compensation expense:

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Stock options and shares issued under ESPP:
Pre-tax	$31	$28	$24
After-tax (1)	$21	$19	$18
Restricted stock:
Pre-tax	$143	$128	$153
After-tax	$84	$75	$89

(1)
Excludes windfall tax benefit for share-based compensation recognized as a direct adjustment to Additional paid-in capital of $26 million, $28 million and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Unrecognized compensation expense related to the unvested portion of Chubb's employee share-based awards was $175 million at December 31, 2015, and is expected to be recognized over a weighted-average period of approximately 1 year.

Stock options
The 2004 LTIP permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

Chubb's 2015 share-based compensation expense includes a portion of the cost related to the 2012 through 2015 stock option grants. Stock option fair value was estimated on the grant date using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted below:

	Years Ended December 31
	2015	2014	2013
Dividend yield	2.3%	2.7%	2.4%
Expected volatility	21.0%	25.2%	27.8%
Risk-free interest rate	1.7%	1.7%	1.0%
Expected life	5.8 years	5.8 years	5.8 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time from grant to exercise date) was estimated using the historical exercise behavior of employees. Expected volatility was calculated as a blend of (a) historical volatility based on daily closing prices over a period equal to the expected life assumption, (b) long-term historical volatility based on daily closing prices over the period from Chubb's initial public trading date through the most recent quarter, and (c) implied volatility derived from Chubb's publicly traded options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of Chubb's stock options:

(Intrinsic Value in millions of U.S. dollars)	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value	Total Intrinsic Value
Options outstanding, December 31, 2012	9,449,659	$55.03
Granted	1,821,063	$85.41	$17.29
Exercised	(1,658,671)	$48.17		$70
Forfeited	(115,195)	$72.50
Options outstanding, December 31, 2013	9,496,856	$61.84
Granted	1,782,903	$96.77	$18.00
Exercised	(1,511,948)	$54.84		$73
Forfeited	(143,825)	$84.52
Options outstanding, December 31, 2014	9,623,986	$69.06
Granted	1,892,641	$114.78	$18.49
Exercised	(1,457,580)	$60.88		$72
Forfeited	(205,551)	$100.25
Options outstanding, December 31, 2015	9,853,496	$78.40		$379
Options exercisable, December 31, 2015	6,424,800	$64.45		$337

The weighted-average remaining contractual term was 6.0 years for stock options outstanding and 4.7 years for stock options exercisable at December 31, 2015. Cash received from the exercise of stock options for the year ended December 31, 2015 was $86 million.

Restricted stock and restricted stock units
Grants of restricted stock and restricted stock units granted under the 2004 LTIP typically have a 4-year vesting period, based on a graded vesting schedule. Chubb grants performance-based restricted stock to certain executives that vest based on tangible book value (shareholders' equity less goodwill and intangible assets) per share growth compared to a defined group of peer companies. The performance-based stock awards comprise target awards which have four installments that vest annually based on the performance criteria, and premium awards, which are earned only if tangible book value per share growth over the cumulative 4-year period after the grant of the associated target awards exceeds a higher threshold compared to our peer group. Shares representing target awards are issued when the performance award is approved. They are subject to forfeiture if applicable performance criteria are not met. For awards granted prior to February 2014, shares representing premium awards were not issued at the time the target award was approved. Rather, they were subject to issuance following the 4-year performance period, if and to the extent the premium awards were earned. For awards granted in February 2014 and thereafter, premium awards have been issued subject to vesting if actually earned or forfeited if not earned at the end of the four-year performance period. Chubb also grants restricted stock awards to non-management directors which vest at the following year's annual general meeting. The restricted stock is granted at market close price on the grant date. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting. Chubb's 2015 share-based compensation expense includes a portion of the cost related to the restricted stock granted in the years 2011 through 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents a roll-forward of our restricted stock awards. Included in the roll-forward below are 24,945 restricted stock awards, 25,339 restricted stock awards, and 20,969 restricted stock awards that were granted to non-management directors during the years ended December 31, 2015, 2014, and 2013, respectively:

	Service-based Restricted Stock Awards		Performance-based Restricted Stock Awards
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock, December 31, 2012	4,015,732	$59.51	239,115	$59.94
Granted	1,347,679	$85.61	196,806	$89.90
Vested	(1,715,414)	$54.97	(236,080)	$75.29
Forfeited	(136,307)	$67.68	(3,344)	$69.39
Unvested restricted stock, December 31, 2013	3,511,690	$71.42	196,497	$71.35
Granted	1,295,734	$97.04	374,202	$98.31
Vested	(1,468,894)	$68.00	(192,009)	$85.39
Forfeited	(145,012)	$81.73	—	$—
Unvested restricted stock, December 31, 2014	3,193,518	$82.91	378,690	$90.87
Granted	1,124,143	$114.28	326,860	$113.29
Vested	(1,299,895)	$79.49	(110,340)	$98.70
Forfeited	(192,009)	$95.54	—	$—
Unvested restricted stock, December 31, 2015	2,825,757	$96.10	595,210	$101.73

During the years ended December 31, 2015, 2014, and 2013, Chubb awarded 293,822 restricted stock units, 300,511 restricted stock units, and 271,004 restricted stock units, respectively, to employees and officers each with a weighted-average grant date fair value per share of $114.71, $97.66, and $85.44, respectively. At December 31, 2015, there were 663,412 unvested restricted stock units.

Prior to 2009, Chubb granted restricted stock units with a 1-year vesting period to non-management directors. Delivery of Common Shares on account of these restricted stock units to non-management directors is deferred until after the date of the non-management directors' termination from the Board. At December 31, 2015, there were 145,751 deferred restricted stock units.

ESPP
The ESPP gives participating employees the right to purchase Common Shares through payroll deductions during consecutive subscription periods at a purchase price of 85 percent of the fair value of a Common Share on the exercise date (Purchase Price). Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $25,000, whichever is less. The ESPP has two six-month subscription periods each year, the first of which runs between January 1 and June 30 and the second of which runs between July 1 and December 31. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of Common Shares. An exercise date is generally the last trading day of a subscription period. The number of shares purchased is equal to the total amount, at the exercise date, collected from the participants through payroll deductions for that subscription period, divided by the Purchase Price, rounded down to the next full share. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Pursuant to the provisions of the ESPP, during the years ended December 31, 2015, 2014, and 2013, employees paid $18 million, $17 million, and $14 million to purchase 197,442 shares, 181,901 shares, and 175,437 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

13. Pension plans

Chubb provides pension benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by Chubb. The defined contribution plans include a capital accumulation plan (401(k)) in the U.S. At December 31, 2015, the defined benefit plans consist of various plans offered in certain jurisdictions primarily outside of the U.S. and Bermuda.

Defined contribution plans (including 401(k))
Under these plans, employees' contributions may be supplemented by Chubb matching contributions based on the level of employee contribution. These contributions are invested at the election of each employee in one or more of several investment portfolios offered by a third-party investment advisor. Expenses for these plans totaled $117 million, $119 million, and $111 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Components of the funded status of the pensions (included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets):

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Fair value of plan assets	$573	$588
Projected benefit obligation	569	594
Funded status, end of year	$4	$(6)

At December 31, 2015, the defined benefit pension plan contribution for 2016 is expected to be $4 million. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net benefit costs over the next year is $2 million.

Benefit payments were $29 million and $24 million for the years ended December 31, 2015 and 2014, respectively. Expected future payments are as follows:

For the year ending December 31
(in millions of U.S. dollars)
2016	$20
2017	20
2018	23
2019	24
2020	24
2021–2025	126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

14. Other (income) expense

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Equity in net (income) loss of partially-owned entities	$(113)	$(231)	$(119)
(Gains) losses from fair value changes in separate account assets	19	(2)	(16)
Federal excise and capital taxes	19	20	24
Acquisition-related costs (1)	9	15	4
Other	15	8	27
Other (income) expense	$(51)	$(190)	$(80)

(1) Excludes integration costs related to the Chubb acquisition.

Other (income) expense includes equity in net (income) loss of partially-owned entities which includes our share of net (income) loss related to partially-owned investment companies (private equity) and partially-owned insurance companies. Also included in Other (income) expense are (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. The offsetting movement in the separate account liabilities is included in Policy benefits in the consolidated statements of operations. Certain federal excise and capital taxes incurred as a result of capital management initiatives are included in Other (income) expense as these are considered capital transactions and are excluded from underwriting results.

Beginning in 2015, amortization of intangible assets are excluded from Other (income) expense and disclosed separately in the consolidated statements of operations. Prior year amounts have been reclassified to conform to the current year presentation.

15. Chubb integration expenses

Chubb integration expenses were $33 million for the year ended December 31, 2015 and include legal and professional fees and all external costs directly related to the integration activities of the Chubb acquisition.

16. Segment information

Through December 31, 2015, Chubb operated through five business segments: Insurance – North American P&C, Insurance – North American Agriculture, Insurance – Overseas General, Global Reinsurance, and Life. These segments distribute their products through various forms of brokers, agencies, and direct marketing programs. All business segments have established relationships with reinsurance intermediaries.

The Insurance – North American P&C segment comprises our operations in the U.S., Canada, and Bermuda. This segment includes our retail divisions: ACE USA (including ACE Canada), ACE Commercial Risk Services, and ACE Private Risk Services, which includes the Fireman's Fund high net worth personal lines business acquired effective April 1, 2015; our wholesale and specialty divisions: ACE Westchester and ACE Bermuda; and various run-off operations, including Brandywine. ACE USA is the North American retail operating division which provides a broad array of traditional and specialty P&C, A&H, and risk management products and services to a diverse group of North America commercial and non-commercial enterprises and consumers. ACE Commercial Risk Services addresses the insurance needs of small and micro-sized businesses in North America by delivering a broad array of specialty product solutions for targeted industries that lend themselves to technology-assisted underwriting. ACE Private Risk Services provides high-value personal lines coverages for high net worth individuals and families in North America. ACE Westchester focuses on the North American wholesale distribution of excess and surplus lines property, casualty, environmental, professional liability, inland marine products and product recall coverages. ACE Bermuda provides commercial insurance products on an excess basis mainly to a global client base targeting Fortune 1000 companies and covering exposures that are generally low in frequency and high in severity including excess liability, D&O, professional liability, property insurance, and political risk, the latter being written by Sovereign Risk Insurance Ltd., a wholly-owned managing agent. The run-off operations do not actively sell insurance products but are responsible for the management of certain existing policies and settlement of related claims.

The Insurance – North American Agriculture segment comprises our North American based businesses that provide a variety of coverages in the U.S. and Canada including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail through Rain and Hail Insurance Services, Inc. as well as farm and ranch, and specialty P&C commercial insurance products

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

and services through our ACE Agribusiness unit. The MPCI program is offered in conjunction with the U.S. Department of Agriculture.

The Insurance – Overseas General segment comprises ACE International, ACE Global Markets (AGM), and the international supplemental A&H business of Combined Insurance. ACE International comprises our retail commercial P&C, A&H, and personal lines businesses serving territories outside the U.S., Bermuda, and Canada. ACE International maintains a presence in every major insurance market in the world and is organized geographically along product lines that provide dedicated underwriting focus to customers. ACE International has five regions of operations: ACE Europe, ACE Asia Pacific, ACE Eurasia and Africa, ACE Far East, and ACE Latin America. ACE International writes a variety of insurance products including P&C, professional lines (directors and officers and errors and omissions), marine, energy, aviation, political risk, specialty consumer-oriented products, and A&H (principally accident and supplemental health). AGM, our London-based international specialty and excess and surplus lines business, includes Syndicate 2488, a wholly-owned ACE syndicate. AGM offers products through its parallel distribution network via ACE European Group Limited (AEGL) and Syndicate 2488. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488, which is managed by ACE Underwriting Agencies Limited. AGM uses Syndicate 2488 to underwrite P&C business on a global basis through Lloyd's worldwide licenses. AGM uses AEGL to underwrite similar classes of business through its network of U.K. and European licenses, and in the U.S. where it is eligible to write excess and surplus lines business. The reinsurance operation of AGM is included in the Global Reinsurance segment. Combined Insurance distributes a wide range of supplemental A&H products.

The Global Reinsurance segment represents Chubb's reinsurance operations comprising ACE Tempest Re Bermuda, ACE Tempest Re USA, ACE Tempest Re International, and ACE Tempest Re Canada. The Global Reinsurance segment also includes AGM's reinsurance operations. These divisions provide a broad range of traditional and specialty reinsurance products including property catastrophe, casualty, and property reinsurance coverages to a diverse array of primary P&C insurers.

The Life segment includes Chubb's international life operations (ACE Life), ACE Tempest Life Re (ACE Life Re), and the North American supplemental A&H and life business of Combined Insurance. ACE Life provides a broad portfolio of protection and savings products including whole life, endowment plans, individual term life, group term life, group medical, personal accident, credit life, universal life and unit linked contracts through multiple distribution channels primarily in emerging markets including: Egypt, Hong Kong, Indonesia, South Korea, Taiwan, Thailand, and Vietnam; also throughout Latin America, selectively in Europe, and China through a non-consolidated joint venture insurance company. ACE Life Re helps clients (ceding companies) manage mortality, morbidity, and lapse risks embedded in their books of business. ACE Life Re's core business is a Bermuda-based operation which provides reinsurance to primary life insurers, focusing on guarantees included in certain fixed and variable annuity products and also on more traditional mortality reinsurance protection. ACE Life Re's U.S.-based traditional life reinsurance operation was discontinued for new business in January 2010. Since 2007, ACE Life Re has not quoted on new opportunities in the variable annuity reinsurance marketplace. Combined Insurance distributes specialty supplemental A&H and life insurance products targeted to middle income consumers and businesses in the U.S. and Canada.

Corporate includes the results of Chubb’s non-insurance subsidiaries, including Chubb Limited, ACE Group Management and Holdings Ltd., and ACE INA Holdings, Inc.  Corporate results consist primarily of interest expense, corporate staff expenses, Chubb integration expenses and other expenses not attributable to specific reportable segments, and intersegment eliminations.
For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. For the Insurance – North American Agriculture segment, management includes gains and losses on crop derivatives as a component of underwriting income. For 2015, underwriting income in our Insurance – North American Agriculture segment was $197 million. This amount includes $9 million of realized losses related to crop derivatives which are included in Net realized gains (losses) below. For the Life segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life underwriting income. For example, for 2015, Life underwriting income of $282 million includes Net investment income of $265 million and losses from fair value changes in separate account assets of $19 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Year Ended December 31, 2015 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	Chubb Consolidated
Net premiums written	$6,907	$1,346	$6,634	$828	$1,998	$—	$17,713
Net premiums earned	6,582	1,364	6,471	849	1,947	—	17,213
Losses and loss expenses	4,450	1,088	3,052	290	601	3	9,484
Policy benefits	—	—	—	—	543	—	543
Policy acquisition costs	600	69	1,581	214	476	1	2,941
Administrative expenses	748	1	997	49	291	184	2,270
Underwriting income (loss)	784	206	841	296	36	(188)	1,975
Net investment income	1,056	23	534	300	265	16	2,194
Net realized gains (losses) including OTTI	(108)	(8)	(38)	(32)	(229)	(5)	(420)
Interest expense	2	—	8	5	5	280	300
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	19	—	19
Other	(29)	1	(16)	(6)	(39)	19	(70)
Amortization of intangible assets	78	30	61	—	2	—	171
Chubb integration expenses	—	—	—	—	—	33	33
Income tax expense (benefit)	316	40	232	26	30	(182)	462
Net income (loss)	$1,365	$150	$1,052	$539	$55	$(327)	$2,834

For the Year Ended December 31, 2014 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	Chubb Consolidated
Net premiums written	$6,263	$1,590	$6,999	$935	$2,012	$—	$17,799
Net premiums earned	6,107	1,526	6,805	1,026	1,962	—	17,426
Losses and loss expenses	4,086	1,351	3,189	431	589	3	9,649
Policy benefits	—	—	—	—	517	—	517
Policy acquisition costs	634	81	1,625	257	478	—	3,075
Administrative expenses	678	9	1,026	54	285	193	2,245
Underwriting income (loss)	709	85	965	284	93	(196)	1,940
Net investment income	1,085	26	545	316	268	12	2,252
Net realized gains (losses) including OTTI	(67)	54	(78)	(29)	(383)	(4)	(507)
Interest expense	9	—	6	4	11	250	280
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(2)	—	(2)
Other	(101)	2	(63)	(54)	(1)	29	(188)
Amortization of intangible assets	—	31	74	—	3	—	108
Income tax expense (benefit)	306	33	378	38	46	(167)	634
Net income (loss)	$1,513	$99	$1,037	$583	$(79)	$(300)	$2,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

For the Year Ended December 31, 2013 (in millions of U.S. dollars)	Insurance – North American P&C	Insurance – North American Agriculture	Insurance – Overseas General	Global Reinsurance	Life	Corporate	Chubb Consolidated
Net premiums written	$5,915	$1,627	$6,520	$991	$1,972	$—	$17,025
Net premiums earned	5,721	1,678	6,333	976	1,905	—	16,613
Losses and loss expenses	3,776	1,524	3,062	396	582	8	9,348
Policy benefits	—	—	—	—	515	—	515
Policy acquisition costs	597	53	1,453	197	358	1	2,659
Administrative expenses	601	11	1,008	50	343	198	2,211
Underwriting income (loss)	747	90	810	333	107	(207)	1,880
Net investment income	1,021	26	539	280	251	27	2,144
Net realized gains (losses) including OTTI	72	1	18	53	360	—	504
Interest expense	5	1	5	5	15	244	275
Other (income) expense:
(Gains) losses from fair value changes in separate account assets	—	—	—	—	(16)	—	(16)
Other	(58)	—	(21)	(19)	10	24	(64)
Amortization of intangible assets	—	32	60	—	3	—	95
Income tax expense (benefit)	347	20	222	36	34	(179)	480
Net income (loss)	$1,546	$64	$1,101	$644	$672	$(269)	$3,758
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

The following table presents net premiums earned for each segment by product:

(in millions of U.S. dollars)	Property & All Other	Casualty	Life, Accident & Health	Chubb Consolidated
For the Year Ended December 31, 2015
Insurance – North American P&C	$1,931	$4,232	$419	$6,582
Insurance – North American Agriculture	1,364	—	—	1,364
Insurance – Overseas General	2,868	1,537	2,066	6,471
Global Reinsurance	423	426	—	849
Life	—	—	1,947	1,947
	$6,586	$6,195	$4,432	$17,213
For the Year Ended December 31, 2014
Insurance – North American P&C	$1,662	$4,032	$413	$6,107
Insurance – North American Agriculture	1,526	—	—	1,526
Insurance – Overseas General	2,948	1,573	2,284	6,805
Global Reinsurance	551	475	—	1,026
Life	—	—	1,962	1,962
	$6,687	$6,080	$4,659	$17,426
For the Year Ended December 31, 2013
Insurance – North American P&C	$1,489	$3,847	$385	$5,721
Insurance – North American Agriculture	1,678	—	—	1,678
Insurance – Overseas General	2,672	1,479	2,182	6,333
Global Reinsurance	543	433	—	976
Life	—	—	1,905	1,905
	$6,382	$5,759	$4,472	$16,613

The following table presents net premiums earned by geographic region. Allocations have been made on the basis of location of risk:

	North America		Asia Pacific/Far East	Latin America
Years Ended December 31		Europe(1)
2015	60%	15%	15%	10%
2014	58%	16%	16%	10%
2013	58%	17%	16%	9%
(1) Europe includes Eurasia and Africa region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

17. Earnings per share

	Years Ended December 31
(in millions of U.S. dollars, except share and per share data)	2015	2014	2013
Numerator:
Net income	$2,834	$2,853	$3,758
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	325,589,361	335,609,899	340,906,490
Denominator for diluted earnings per share:
Share-based compensation plans	3,246,017	3,376,388	3,241,085
Weighted-average shares outstanding and assumed conversions	328,835,378	338,986,287	344,147,575
Basic earnings per share	$8.71	$8.50	$11.02
Diluted earnings per share	$8.62	$8.42	$10.92
Potential anti-dilutive share conversions	1,601,668	1,024,788	1,031,297

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective years.

18. Related party transactions
Starr Technical Risks Agency, Inc. and its affiliates (Starr)
We have agency agreements with Starr, an indirect wholly-owned subsidiary of Starr International Company, Inc. whose chairman is related to a member of our senior management team. Our Board reviewed and approved our arrangements with Starr, and they also review and approve aggregate amounts paid to Starr on a regular basis. Under these agreements, we secure the ability to sell our insurance policies through Starr as one of our non-exclusive agents for writing policies, contracts, binders, or agreements of insurance or reinsurance. For the years ended December 31, 2015, 2014, and 2013 we generated $305 million, $314 million, and $307 million, respectively, in gross premiums written through these agreements. In addition, we ceded $78 million, $84 million, and $86 million to Starr as part of our reinsurance program on the underlying business for the years ended December 31, 2015, 2014, and 2013, respectively. We paid net commissions of $41 million, $43 million, and $42 million and incurred net Losses and loss expenses of $137 million, $91 million, and $70 million, respectively, for the years ended December 31, 2015, 2014, and 2013, under these agreements.
The agency agreements also contains a profit-sharing arrangement based on loss ratios, triggered if Starr underwrites a minimum of $20 million of annual program business net written premiums on our behalf. No profit share commission has been payable yet.
Reinsurance recoverable on losses and loss expenses due from Starr was $112 million and $101 million, respectively, and the amount of ceded reinsurance premium payable included in Insurance and reinsurance balances payable in the consolidated balance sheet was $18 million and $21 million, respectively.

The ACE Foundation – Bermuda

The ACE Foundation is an unconsolidated not-for-profit organization whose primary purpose is to fund charitable causes in Bermuda. The Trustees are principally Chubb management. Chubb maintains a non-interest bearing demand note receivable from the ACE Foundation – Bermuda (Borrower), the balance of which was $24 million and $25 million, at December 31, 2015 and 2014, respectively. The receivable is included in Other assets in the consolidated balance sheets. The Borrower has used the related proceeds to finance investments in Bermuda real estate, some of which have been rented to Chubb employees at rates established by independent, professional real estate appraisers. The Borrower uses income from the investments to both repay the note and to fund charitable activities. Accordingly, we report the demand note at the lower of its principal value or the fair value of assets held by the Borrower to repay the loan, including the real estate properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

19. Statutory financial information

Our subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. Statutory accounting differs from GAAP in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items. Some jurisdictions impose complex regulatory requirements on insurance companies while other jurisdictions impose fewer requirements. In some jurisdictions, we must obtain licenses issued by governmental authorities to conduct local insurance business. These licenses may be subject to reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure, and/or criminal sanctions for violation of regulatory requirements. The 2015 amounts below are based on estimates.

Chubb's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the local insurance regulatory authorities. The amount of dividends available to be paid in 2016 without prior approval totals $4.1 billion.

The statutory capital and surplus of our insurance subsidiaries met regulatory requirements for 2015, 2014, and 2013. The minimum amounts of statutory capital and surplus necessary to satisfy regulatory requirements was $14.5 billion and $14.8 billion for December 31, 2015 and 2014, respectively. These minimum regulatory capital requirements were significantly lower than the corresponding amounts required by the rating agencies which review Chubb’s insurance and reinsurance subsidiaries.

The following tables present the combined statutory capital and surplus and statutory net income (loss) of our Property and casualty and Life subsidiaries:

	December 31
(in millions of U.S. dollars)	2015	2014
Statutory capital and surplus
Property and casualty	$20,072	$25,805
Life	$1,216	$1,463

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Statutory net income (loss)
Property and casualty	$2,770	$3,378	$3,333
Life	$(148)	$(248)	$409

The decrease in statutory capital and surplus in 2015 was primarily due to intercompany dividends declared to holding companies in anticipation of the Chubb acquisition.

Several insurance subsidiaries follow accounting practices prescribed or permitted by the jurisdiction of domicile that differ from the applicable local statutory practice. The application of prescribed or permitted accounting practices does not have a material impact on Chubb's statutory surplus and income. As prescribed by the Restructuring discussed previously in Note 7, certain of our U.S. subsidiaries discount certain A&E liabilities, which increased statutory capital and surplus by approximately $144 million and $158 million at December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

20. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, 2014, and 2013 for Chubb Limited (Parent Guarantor) and ACE INA Holdings, Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at December 31, 2015

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$28	$7,839	$58,384	$—	$66,251
Cash(1)	1	2	2,743	(971)	1,775
Insurance and reinsurance balances receivable	—	—	6,075	(752)	5,323
Reinsurance recoverable on losses and loss expenses	—	—	20,124	(8,738)	11,386
Reinsurance recoverable on policy benefits	—	—	1,129	(942)	187
Value of business acquired	—	—	395	—	395
Goodwill and other intangible assets	—	—	5,683	—	5,683
Investments in subsidiaries	29,612	18,386	—	(47,998)	—
Due from subsidiaries and affiliates, net	644	1,800	—	(2,444)	—
Other assets	8	517	14,434	(3,593)	11,366
Total assets	$30,293	$28,544	$108,967	$(65,438)	$102,366
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,490	$(8,187)	$37,303
Unearned premiums	—	—	10,243	(1,804)	8,439
Future policy benefits	—	—	5,749	(942)	4,807
Due to subsidiaries and affiliates, net	—	—	2,444	(2,444)	—
Affiliated notional cash pooling programs(1)	882	89	—	(971)	—
Repurchase agreements	—	—	1,404	—	1,404
Long-term debt	—	9,436	11	—	9,447
Trust preferred securities	—	309	—	—	309
Other liabilities	276	1,422	12,916	(3,092)	11,522
Total liabilities	1,158	11,256	78,257	(17,440)	73,231
Total shareholders’ equity	29,135	17,288	30,710	(47,998)	29,135
Total liabilities and shareholders’ equity	$30,293	$28,544	$108,967	$(65,438)	$102,366

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2014

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$30	$225	$62,649	$—	$62,904
Cash(1)	—	1	1,209	(555)	655
Insurance and reinsurance balances receivable	—	—	6,178	(752)	5,426
Reinsurance recoverable on losses and loss expenses	—	—	20,992	(9,000)	11,992
Reinsurance recoverable on policy benefits	—	—	1,194	(977)	217
Value of business acquired	—	—	466	—	466
Goodwill and other intangible assets	—	—	5,724	—	5,724
Investments in subsidiaries	29,497	18,762	—	(48,259)	—
Due from subsidiaries and affiliates, net	583	—	—	(583)	—
Other assets	4	295	14,196	(3,631)	10,864
Total assets	$30,114	$19,283	$112,608	$(63,757)	$98,248
Liabilities
Unpaid losses and loss expenses	$—	$—	$46,770	$(8,455)	$38,315
Unearned premiums	—	—	9,958	(1,736)	8,222
Future policy benefits	—	—	5,731	(977)	4,754
Due to subsidiaries and affiliates, net	—	422	161	(583)	—
Affiliated notional cash pooling programs(1)	246	309	—	(555)	—
Repurchase agreements	—	—	1,402	—	1,402
Short-term debt	—	1,150	—	—	1,150
Long-term debt	—	3,345	12	—	3,357
Trust preferred securities	—	309	—	—	309
Other liabilities	281	1,404	12,659	(3,192)	11,152
Total liabilities	527	6,939	76,693	(15,498)	68,661
Total shareholders’ equity	29,587	12,344	35,915	(48,259)	29,587
Total liabilities and shareholders’ equity	$30,114	$19,283	$112,608	$(63,757)	$98,248

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2015	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,713	$—	$17,713
Net premiums earned	—	—	17,213	—	17,213
Net investment income	3	4	2,187	—	2,194
Equity in earnings of subsidiaries	2,673	1,038	—	(3,711)	—
Net realized gains (losses) including OTTI	—	(9)	(411)	—	(420)
Losses and loss expenses	—	—	9,484	—	9,484
Policy benefits	—	—	543	—	543
Policy acquisition costs and administrative expenses	63	28	5,120	—	5,211
Interest (income) expense	(32)	302	30	—	300
Other (income) expense	(208)	(4)	161	—	(51)
Amortization of intangible assets	—	—	171	—	171
Chubb integration expenses	3	29	1	—	33
Income tax expense (benefit)	16	(349)	795	—	462
Net income	$2,834	$1,027	$2,684	$(3,711)	$2,834
Comprehensive income (loss)	$908	$(192)	$757	$(565)	$908
Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2014	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,799	$—	$17,799
Net premiums earned	—	—	17,426	—	17,426
Net investment income	2	2	2,248	—	2,252
Equity in earnings of subsidiaries	2,707	791	—	(3,498)	—
Net realized gains (losses) including OTTI	—	53	(560)	—	(507)
Losses and loss expenses	—	—	9,649	—	9,649
Policy benefits	—	—	517	—	517
Policy acquisition costs and administrative expenses	78	26	5,216	—	5,320
Interest (income) expense	(35)	277	38	—	280
Other (income) expense	(201)	27	(16)	—	(190)
Amortization of intangible assets	—	—	108	—	108
Income tax expense (benefit)	14	(94)	714	—	634
Net income	$2,853	$610	$2,888	$(3,498)	$2,853
Comprehensive income	$2,892	$583	$2,926	$(3,509)	$2,892

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Year Ended December 31, 2013	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$17,025	$—	$17,025
Net premiums earned	—	—	16,613	—	16,613
Net investment income	2	3	2,139	—	2,144
Equity in earnings of subsidiaries	3,580	942	—	(4,522)	—
Net realized gains (losses) including OTTI	—	(2)	506	—	504
Losses and loss expenses	—	—	9,348	—	9,348
Policy benefits	—	—	515	—	515
Policy acquisition costs and administrative expenses	60	19	4,791	—	4,870
Interest (income) expense	(32)	270	37	—	275
Other (income) expense	(221)	27	114	—	(80)
Amortization of intangible assets	—	—	95	—	95
Income tax expense (benefit)	17	(108)	571	—	480
Net income	$3,758	$735	$3,787	$(4,522)	$3,758
Comprehensive income (loss)	$2,023	$(230)	$2,051	$(1,821)	$2,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,125	$682	$3,836	$(3,779)	$3,864
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(16,053)	(18)	(16,071)
Purchases of fixed maturities held to maturity	—	—	(62)	—	(62)
Purchases of equity securities	—	—	(158)	—	(158)
Sales of fixed maturities available for sale	—	—	10,814	—	10,814
Sales of equity securities	—	—	183	—	183
Maturities and redemptions of fixed maturities available for sale	—	—	6,567	—	6,567
Maturities and redemptions of fixed maturities held to maturity	—	—	669	—	669
Net change in short-term investments	—	(7,588)	(628)	—	(8,216)
Net derivative instruments settlements	—	(9)	(12)	—	(21)
Acquisition of subsidiaries (net of cash acquired of $629)	—	—	264	—	264
Capital contribution	(2,670)	(625)	(2,791)	6,086	—
Other	—	(25)	(256)	18	(263)
Net cash flows used for investing activities	(2,670)	(8,247)	(1,463)	6,086	(6,294)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	—	—	—	(862)
Common Shares repurchased	—	—	(758)	—	(758)
Proceeds from issuance of long-term debt	—	6,090	—	—	6,090
Proceeds from issuance of repurchase agreements	—	—	2,029	—	2,029
Repayment of long-term debt	—	(1,150)	—	—	(1,150)
Repayment of repurchase agreements	—	—	(2,027)	—	(2,027)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	131	—	131
Advances (to) from affiliates	(228)	95	133	—	—
Dividends to parent company	—	—	(3,779)	3,779	—
Capital contribution	—	2,791	3,295	(6,086)	—
Net proceeds from affiliated notional cash pooling programs(1)	636	(220)	—	(416)	—
Policyholder contract deposits	—	—	503	—	503
Policyholder contract withdrawals	—	—	(221)	—	(221)
Other	—	(40)	—	—	(40)
Net cash flows (used for) from financing activities	(454)	7,566	(694)	(2,723)	3,695
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(145)	—	(145)
Net (decrease) increase in cash	1	1	1,534	(416)	1,120
Cash – beginning of year(1)	—	1	1,209	(555)	655
Cash – end of year(1)	$1	$2	$2,743	$(971)	$1,775

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2015 and 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$541	$210	$4,419	$(674)	$4,496
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(15,816)	263	(15,553)
Purchases of fixed maturities held to maturity	—	—	(267)	—	(267)
Purchases of equity securities	—	—	(251)	—	(251)
Sales of fixed maturities available for sale	—	—	7,750	(268)	7,482
Sales of equity securities	—	—	670	—	670
Maturities and redemptions of fixed maturities available for sale	—	—	6,413	—	6,413
Maturities and redemptions of fixed maturities held to maturity	—	—	875	—	875
Net change in short-term investments	—	(216)	(392)	5	(603)
Net derivative instruments settlements	—	53	(283)	—	(230)
Acquisition of subsidiaries (net of cash acquired of $20)	—	—	(766)	—	(766)
Capital contribution	—	(258)	—	258	—
Other	—	(8)	(266)	—	(274)
Net cash flows used for investing activities	—	(429)	(2,333)	258	(2,504)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	—	—	—	(862)
Common Shares repurchased	—	—	(1,429)	—	(1,429)
Proceeds from issuance of long-term debt	—	699	—	—	699
Proceeds from the issuance of repurchase agreements	—	—	1,978	—	1,978
Repayment of long-term debt	—	(500)	(1)	—	(501)
Repayment of repurchase agreements	—	—	(1,977)	—	(1,977)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	127	—	127
Advances (to) from affiliates	260	(298)	38	—	—
Dividends to parent company	—	—	(674)	674	—
Capital contribution	—	—	258	(258)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	61	309	—	(370)	—
Policyholder contract deposits	—	—	366	—	366
Policyholder contract withdrawals	—	—	(172)	—	(172)
Other	—	(6)	—	—	(6)
Net cash flows (used for) from financing activities	(541)	204	(1,486)	46	(1,777)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(139)	—	(139)
Net (decrease) increase in cash	—	(15)	461	(370)	76
Cash – beginning of year(1)	—	16	748	(185)	579
Cash – end of year(1)	$—	$1	$1,209	$(555)	$655

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2014 and 2013, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013	Chubb Limited (Parent Guarantor)	ACE INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$970	$(107)	$3,984	$(825)	$4,022
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(21,504)	106	(21,398)
Purchases of fixed maturities held to maturity	—	—	(447)	—	(447)
Purchases of equity securities	—	—	(264)	—	(264)
Sales of fixed maturities available for sale	—	—	10,519	(106)	10,413
Sales of equity securities	—	—	142	—	142
Maturities and redemptions of fixed maturities available for sale	—	—	6,941	—	6,941
Maturities and redemptions of fixed maturities held to maturity	—	—	1,488	—	1,488
Net change in short-term investments	(1)	4	521	—	524
Net derivative instruments settlements	—	(1)	(470)	—	(471)
Capital contribution	(133)	(1,097)	—	1,230	—
Acquisition of subsidiaries (net of cash acquired of $38)	—	—	(977)	—	(977)
Other	—	(4)	(389)	—	(393)
Net cash flows used for investing activities	(134)	(1,098)	(4,440)	1,230	(4,442)
Cash flows from financing activities
Dividends paid on Common Shares	(517)	—	—	—	(517)
Common Shares repurchased	—	—	(287)	—	(287)
Proceeds from issuance of long-term debt	—	947	—		947
Proceeds from issuance of repurchase agreements	—	—	2,572	—	2,572
Repayment of repurchase agreements	—	—	(2,572)	—	(2,572)
Proceeds from share-based compensation plans, including windfall tax benefits	14	—	121	—	135
Advances from (to) affiliates	(621)	621	—	—	—
Dividends to parent company	—	—	(825)	825	—
Capital contribution	—	—	1,230	(1,230)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	185	(349)	—	164	—
Policyholder contract deposits	—	—	233	—	233
Policyholder contract withdrawals	—	—	(120)	—	(120)
Other	—	—	—	—	—
Net cash flows (used for) from financing activities	(939)	1,219	352	(241)	391
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash	(103)	14	(111)	164	(36)
Cash – beginning of year(1)	103	2	859	(349)	615
Cash – end of year(1)	$—	$16	$748	$(185)	$579

(1)
Chubb maintains two notional multi-currency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information. At December 31, 2013 and 2012, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Chubb Limited and Subsidiaries

21. Condensed unaudited quarterly financial data

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2015	2015	2015	2015
Net premiums earned	$3,927	$4,360	$4,719	$4,207
Net investment income	551	562	549	532
Net realized gains (losses) including OTTI	(89)	126	(397)	(60)
Total revenues	$4,389	$5,048	$4,871	$4,679
Losses and loss expenses	$2,122	$2,417	$2,643	$2,302
Policy benefits	$142	$153	$89	$159
Net income	$681	$942	$528	$683
Basic earnings per share	$2.08	$2.89	$1.63	$2.10
Diluted earnings per share	$2.05	$2.86	$1.62	$2.08

	Three Months Ended
	March 31	June 30	September 30	December 31
(in millions of U.S. dollars, except per share data)	2014	2014	2014	2014
Net premiums earned	$3,970	$4,332	$4,754	$4,370
Net investment income	553	556	566	577
Net realized gains (losses) including OTTI	(104)	(73)	(120)	(210)
Total revenues	$4,419	$4,815	$5,200	$4,737
Losses and loss expenses	$2,161	$2,388	$2,684	$2,416
Policy benefits	$114	$144	$125	$134
Net income (1)	$734	$779	$785	$555
Basic earnings per share	$2.16	$2.30	$2.35	$1.68
Diluted earnings per share	$2.14	$2.28	$2.32	$1.66

(1) Net income for the three months ended December 31, 2014 includes $89 million of net charges related to income taxes to correct prior periods. Such amounts are not material to any period presented.

SCHEDULE I
Chubb Limited and Subsidiaries

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2015 (in millions of U.S. dollars)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturities available for sale
U.S. Treasury and agency	$2,481	$2,528	$2,528
Foreign	13,190	13,445	13,445
Corporate securities	15,028	14,929	14,929
Mortgage-backed securities	9,827	9,958	9,958
States, municipalities, and political subdivisions	2,623	2,727	2,727
Total fixed maturities available for sale	43,149	43,587	43,587
Fixed maturities held to maturity
U.S. Treasury and agency	733	745	733
Foreign	763	785	763
Corporate securities	3,054	3,056	3,054
Mortgage-backed securities	1,707	1,743	1,707
States, municipalities, and political subdivisions	2,173	2,223	2,173
Total fixed maturities held to maturity	8,430	8,552	8,430
Equity securities
Industrial, miscellaneous, and all other	441	497	497
Short-term investments	10,446	10,446	10,446
Other investments	2,993	3,291	3,291
Total investments - other than investments in related parties	$65,459	$66,373	$66,251

SCHEDULE II
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS (Parent Company Only)

	December 31	December 31
(in millions of U.S. dollars)	2015	2014
Assets
Investments in subsidiaries and affiliates on equity basis	$29,612	$29,497
Short-term investments	1	1
Other investments, at cost	27	29
Total investments	29,640	29,527
Cash	1	—
Due from subsidiaries and affiliates, net	644	583
Other assets	8	4
Total assets	$30,293	$30,114
Liabilities
Affiliated notional cash pooling programs(1)	$882	$246
Accounts payable, accrued expenses, and other liabilities	276	281
Total liabilities	1,158	527
Shareholders' equity
Common Shares	7,833	8,055
Common Shares in treasury	(1,922)	(1,448)
Additional paid-in capital	4,481	5,145
Retained earnings	19,478	16,644
Accumulated other comprehensive income (loss)	(735)	1,191
Total shareholders' equity	29,135	29,587
Total liabilities and shareholders' equity	$30,293	$30,114

(1) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.
The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS (Parent Company Only)

	Years Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Revenues
Investment income, including interest income	$35	$37	$34
Equity in net income of subsidiaries and affiliates	2,673	2,707	3,580
Net realized gains (losses)	—	—	—
	2,708	2,744	3,614
Expenses
Administrative and other (income) expense	(142)	(123)	(161)
Income tax expense	16	14	17
	(126)	(109)	(144)
Net income	$2,834	$2,853	$3,758
Comprehensive income	$908	$2,892	$2,023

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (continued)
Chubb Limited and Subsidiaries

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS (Parent Company Only)

	Year Ended December 31
(in millions of U.S. dollars)	2015	2014	2013
Net cash flows from operating activities(1)	$3,125	$541	$970
Cash flows from investing activities
Net change in short-term investments	—	—	(1)
Net derivative instruments settlements	—	—	—
Capital contribution	(2,670)	—	(133)
Net cash flows used for investing activities	(2,670)	—	(134)
Cash flows from financing activities
Dividends paid on Common Shares	(862)	(862)	(517)
Proceeds from issuance of short-term debt	—	—	—
Repayment of short-term debt	—	—	—
Proceeds from share-based compensation plans	—	—	14
Advances (to) from affiliates	(228)	260	(621)
Net proceeds from affiliated notional cash pooling programs(2)	636	61	185
Net cash flows used for financing activities	(454)	(541)	(939)
Net decrease in cash	1	—	(103)
Cash – beginning of year	—	—	103
Cash – end of year	$1	$—	$—

(1) Includes cash dividends received from subsidiaries of $2.9 billion, $300 million, and $825 million in 2015, 2014, and 2013, respectively.
(2) Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Refer to Note 1 f) for additional information.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE IV
Chubb Limited and Subsidiaries

SUPPLEMENTAL INFORMATION CONCERNING REINSURANCE

Premiums Earned
For the years ended December 31, 2015, 2014, and 2013 (in millions of U.S. dollars, except for percentages)	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2015
Property and Casualty	$14,895	$5,373	$3,259	$12,781	25%
Accident and Health	3,684	351	168	3,501	5%
Life	776	94	249	931	27%
Total	$19,355	$5,818	$3,676	$17,213	21%
2014
Property and Casualty	$14,784	$4,940	$2,923	$12,767	23%
Accident and Health	3,971	434	141	3,678	4%
Life	800	91	272	981	28%
Total	$19,555	$5,465	$3,336	$17,426	19%
2013
Property and Casualty	$14,286	$5,160	$3,015	$12,141	25%
Accident and Health	3,885	486	168	3,567	5%
Life	685	76	296	905	33%
Total	$18,856	$5,722	$3,479	$16,613	21%

SCHEDULE VI
Chubb Limited and Subsidiaries

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS

As of and for the years ended December 31, 2015, 2014, and 2013 (in millions of U.S. dollars)
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Net Paid Losses and Loss Expenses	Net Premiums Written
						Current Year	Prior Year
2015	$2,219	$26,562	$8,439	$16,282	$2,007	$10,030	$(546)	$2,692	$9,665	$16,734
2014	$2,057	$27,008	$8,222	$16,445	$2,071	$10,176	$(527)	$2,805	$9,235	$16,787
2013	$1,865	$26,831	$7,539	$15,708	$1,977	$9,878	$(530)	$2,447	$8,977	$16,069