Form 10-Q
period 2016-03-31
Chubb Ltd
filed 2016-05-10
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 22, 2016 was 464,478,489.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2016	2015
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $75,991 and $43,149)	$77,538	$43,587
(includes hybrid financial instruments of $3 and $31)
Fixed maturities held to maturity, at amortized cost (fair value – $11,580 and $8,552)	11,280	8,430
Equity securities, at fair value (cost – $841 and $441)	893	497
Short-term investments, at fair value and amortized cost	3,382	10,446
Other investments (cost – $4,233 and $2,993)	4,493	3,291
Total investments	97,586	66,251
Cash	1,091	1,775
Securities lending collateral	1,003	1,046
Accrued investment income	891	513
Insurance and reinsurance balances receivable	7,692	5,323
Reinsurance recoverable on losses and loss expenses	12,891	11,386
Reinsurance recoverable on policy benefits	185	187
Deferred policy acquisition costs	3,376	2,873
Value of business acquired	390	395
Goodwill	15,404	4,796
Other intangible assets	7,955	887
Prepaid reinsurance premiums	2,376	2,082
Deferred tax assets	—	318
Investments in partially-owned insurance companies	654	653
Other assets	5,150	3,821
Total assets	$156,644	$102,306
Liabilities
Unpaid losses and loss expenses	$60,206	$37,303
Unearned premiums	14,896	8,439
Future policy benefits	4,869	4,807
Insurance and reinsurance balances payable	4,733	4,270
Securities lending payable	1,004	1,047
Accounts payable, accrued expenses, and other liabilities	9,050	6,205
Deferred tax liabilities	1,142	—
Repurchase agreements	1,403	1,404
Short-term debt	500	—
Long-term debt	12,636	9,389
Trust preferred securities	308	307
Total liabilities	110,747	73,171
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 and 342,832,412 shares issued; 464,283,520 and 324,563,441 shares outstanding)	11,121	7,833
Common Shares in treasury (15,500,344 and 18,268,971 shares)	(1,648)	(1,922)
Additional paid-in capital	16,140	4,481
Retained earnings	19,917	19,478
Accumulated other comprehensive income (loss) (AOCI)	367	(735)
Total shareholders’ equity	45,897	29,135
Total liabilities and shareholders’ equity	$156,644	$102,306
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2016	2015
Revenues
Net premiums written	$5,995	$4,076
Decrease (increase) in unearned premiums	602	(149)
Net premiums earned	6,597	3,927
Net investment income	674	551
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(71)	(13)
Portion of OTTI losses recognized in other comprehensive income (OCI)	8	—
Net OTTI losses recognized in income	(63)	(13)
Net realized gains (losses) excluding OTTI losses	(331)	(76)
Total net realized gains (losses) (includes $(152) and $(3) reclassified from AOCI)	(394)	(89)
Total revenues	6,877	4,389
Expenses
Losses and loss expenses	3,674	2,122
Policy benefits	126	142
Policy acquisition costs	1,413	707
Administrative expenses	772	554
Interest expense	146	68
Other (income) expense	28	(35)
Amortization of purchased intangibles	7	30
Chubb integration expenses	148	—
Total expenses	6,314	3,588
Income before income tax	563	801
Income tax (benefits) expense (includes $(1) and $4 on reclassified unrealized gains and losses)	124	120
Net income	$439	$681
Other comprehensive income (loss)
Unrealized appreciation	$905	$441
Reclassification adjustment for net realized losses included in net income	152	3
	1,057	444
Change in:
Cumulative translation adjustment	312	(421)
Pension liability	2	13
Other comprehensive income, before income tax	1,371	36
Income tax expense related to OCI items	(269)	(75)
Other comprehensive income (loss)	1,102	(39)
Comprehensive income	$1,541	$642
Earnings per share
Basic earnings per share	$0.98	$2.08
Diluted earnings per share	$0.97	$2.05
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Common Shares
Balance – beginning of period	$7,833	$8,055
Shares issued for Chubb Corp acquisition	3,288	—
Dividends declared on Common Shares – par value reduction	—	(222)
Balance – end of period	11,121	7,833
Common Shares in treasury
Balance – beginning of period	(1,922)	(1,448)
Common Shares repurchased	—	(340)
Net shares redeemed under employee share-based compensation plans	274	143
Balance – end of period	(1,648)	(1,645)
Additional paid-in capital
Balance – beginning of period	4,481	5,145
Shares issued for Chubb Corp acquisition	11,916	—
Equity awards assumed in Chubb Corp acquisition	323	—
Net shares redeemed under employee share-based compensation plans	(310)	(153)
Exercise of stock options	(21)	(18)
Share-based compensation expense and other	65	63
Funding of dividends declared to Retained earnings	(314)	—
Balance – end of period	16,140	5,037
Retained earnings
Balance – beginning of period	19,478	16,644
Net income	439	681
Funding of dividends declared from Additional paid-in capital	314	—
Dividends declared on Common Shares	(314)	—
Balance – end of period	19,917	17,325
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	874	1,851
Change in period, before reclassification from AOCI, net of income tax expense of $(232) and $(87)	673	354
Amounts reclassified from AOCI, net of income tax benefit (expense) of $(1) and $4	151	7
Change in period, net of income tax expense of $(233) and $(83)	824	361
Balance – end of period	1,698	2,212
Cumulative translation adjustment
Balance – beginning of period	(1,539)	(581)
Change in period, net of income tax benefit (expense) of $(35) and $11	277	(410)
Balance – end of period	(1,262)	(991)
Pension liability adjustment
Balance – beginning of period	(70)	(79)
Change in period, net of income tax expense of $(1) and $(3)	1	10
Balance – end of period	(69)	(69)
Accumulated other comprehensive income	367	1,152
Total shareholders’ equity	$45,897	$29,702
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Cash flows from operating activities
Net income	$439	$681
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	394	89
Amortization of premiums/discounts on fixed maturities	174	36
Deferred income taxes	(42)	7
Unpaid losses and loss expenses	(72)	(320)
Unearned premiums	(616)	212
Future policy benefits	28	48
Insurance and reinsurance balances payable	(15)	158
Accounts payable, accrued expenses, and other liabilities	(34)	(46)
Income taxes payable	143	20
Insurance and reinsurance balances receivable	601	240
Reinsurance recoverable on losses and loss expenses	194	185
Reinsurance recoverable on policy benefits	3	2
Deferred policy acquisition costs	(480)	(128)
Prepaid reinsurance premiums	14	(32)
Other	289	(77)
Net cash flows from operating activities	1,020	1,075
Cash flows from investing activities
Purchases of fixed maturities available for sale	(8,104)	(4,305)
Purchases of to be announced mortgage-backed securities	—	(31)
Purchases of fixed maturities held to maturity	(77)	(21)
Purchases of equity securities	(33)	(39)
Sales of fixed maturities available for sale	6,329	2,002
Sales of equity securities	761	28
Maturities and redemptions of fixed maturities available for sale	1,553	1,481
Maturities and redemptions of fixed maturities held to maturity	249	324
Net change in short-term investments	11,932	(255)
Net derivative instruments settlements	(22)	(51)
Acquisition of subsidiaries (net of cash acquired of $57)	(14,262)	—
Other	59	(153)
Net cash flows used for investing activities	(1,615)	(1,020)
Cash flows from financing activities
Dividends paid on Common Shares	(218)	(214)
Common Shares repurchased	—	(347)
Proceeds from issuance of long-term debt	—	800
Proceeds from issuance of repurchase agreements	853	477
Repayment of repurchase agreements	(853)	(477)
Proceeds from share-based compensation plans, including windfall tax benefits	51	39
Policyholder contract deposits	118	101
Policyholder contract withdrawals	(49)	(40)
Other	(4)	(6)
Net cash flows (used for) from financing activities	(102)	333
Effect of foreign currency rate changes on cash and cash equivalents	13	(95)
Net (decrease) increase in cash	(684)	293
Cash – beginning of period	1,775	655
Cash – end of period	$1,091	$948
Supplemental cash flow information
Taxes paid	$106	$96
Interest paid	$71	$48
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Chubb Limited and Subsidiaries

1. General

a) Basis of presentation
On January 14, 2016, we completed the acquisition of The Chubb Corporation (Chubb Corp acquisition), creating a global leader in property and casualty insurance. We have changed our name from ACE Limited to Chubb Limited and plan to adopt the Chubb name globally, although some subsidiaries may continue to use ACE as a part of their name.

Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Effective the first quarter of 2016, our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. This reflects our significantly larger and expanded operations subsequent to our acquisition of The Chubb Corporation (Chubb Corp). We have also redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of its run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years and certain mass tort exposures. Prior period amounts of Chubb Limited (i.e., excluding the historical results of Chubb Corp) contained in this report have been adjusted to conform to the new segment presentation. Refer to Note 12 for additional information.

The interim unaudited consolidated financial statements, which include the accounts of Chubb Limited and its subsidiaries (collectively, Chubb, we, us, or our), have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments (consisting of normally recurring accruals) necessary for a fair statement of the results and financial position for such periods. All significant intercompany accounts and transactions, including internal reinsurance transactions, have been eliminated.

The results of operations and cash flows of Chubb Corp are included from the acquisition date forward (i.e., after January 14, 2016). The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2015 Form 10-K.

b) Accounting guidance adopted in 2016

Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standard Board (FASB) issued new guidance related to the accounting for debt issuance costs.  The new guidance requires presentation of debt issuance costs in the Consolidated balance sheets as a reduction of the carrying amount of the related debt liability instead of as a deferred charge. We retrospectively adopted this guidance effective January 1, 2016 and reclassified $60 million of debt issuance costs from Other assets to Long term debt ($58 million) and Trust preferred securities ($2 million) as of December 31, 2015.

c) Accounting guidance not yet adopted

Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our claims management and risk control services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard is effective for us in the first quarter of 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations.

Short-Duration Contracts
In May 2015, the FASB issued guidance that requires additional disclosures for short-duration insurance contracts. New disclosure will be required to provide more information about initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The guidance is effective for us beginning with our 2016 annual reporting on Form 10-K. The guidance requires a change in disclosure only and adoption of this guidance will not have an impact on our financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

The Chubb Corporation
On January 14, 2016, we completed the acquisition of The Chubb Corporation (Chubb Corp acquisition), a leading provider of middle-market commercial, specialty, surety, and personal insurance for $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees and directors with an attributed value of approximately $323 million. The total consideration, including the assumption of equity awards, was $29.8 billion. We financed the cash portion of the transaction through a combination of $9.0 billion sourced from various Chubb Limited and Chubb Corp companies plus $5.3 billion of senior notes, which were issued in November 2015. Refer to Note 7 for additional information on the senior notes.

Upon completion of the merger, each Chubb Corp common share (other than shares held by certain legacy Chubb Corp employee benefit plans) was canceled and converted, in accordance with the procedures set forth in the merger agreement, into the right to receive (i) 0.6019 of a Chubb Limited common share and (ii) $62.93 in cash. In addition, replacement equity awards were issued by Chubb Limited to the holders of Chubb Corp's outstanding equity awards (stock options, restricted stock units, deferred stock units, deferred unit obligations, and performance units).

We believe the Chubb Corp acquisition is highly complementary to our existing business lines, distribution channels, customer segments and underwriting skills. The Chubb Corp had a substantial presence in the U.S. with a broad variety of coverages serving large corporate and upper middle market accounts, middle market and small commercial accounts, and personal lines. Together we are one of the largest commercial insurers in the U.S. Internationally, where legacy ACE is a truly global insurer with extensive presence in 54 countries, Chubb Corp's operations in 25 markets are expected to add to our presence and capabilities and position us to better pursue important market opportunities globally. The combined company is expected to be a leader in a number of global specialty and traditional products such as professional lines, risk management, workers' compensation, accident and health (A&H), and other property and general casualty lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The table below details the purchase consideration and preliminary allocation of assets acquired and liabilities assumed.  The fair values listed below are preliminary estimates and are subject to adjustment, including assessment of the net realizable value for Reinsurance recoverables on losses and loss expenses and Insurance and reinsurance balances receivables and certain components of the Deferred tax liabilities. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

(in millions, except per share data)
Purchase consideration
Chubb Limited common shares
Chubb Corp common shares outstanding	228
Per share exchange ratio	0.6019
Common shares issued by Chubb Limited	137
Common share price of Chubb Limited at January 14, 2016	$111.02
Fair value of common shares issued by Chubb Limited to common shareholders of Chubb Corp	$15,204
Cash consideration
Chubb Corp common shares outstanding	228
Agreed cash price per share paid to common shareholders of Chubb Corp	$62.93
Cash consideration paid by Chubb Limited to common shareholders of Chubb Corp	$14,319
Stock-based awards
Fair value of equity awards issued (1)	$323
Fair value of purchase consideration	$29,846
Preliminary estimate of assets acquired and (liabilities) assumed
Cash	$57
Investments	42,869
Accrued investment income	337
Insurance and reinsurance balances receivable	2,948
Reinsurance recoverable on losses and loss expenses	1,657
Indefinite lived intangible assets	2,860
Finite lived intangible assets	4,795
Prepaid reinsurance premiums	280
Other assets	989
Unpaid losses and loss expenses	(22,878)
Unearned premium	(7,016)
Insurance and reinsurance balances payable	(468)
Accounts payable, accrued expenses, and other liabilities	(1,919)
Deferred tax liabilities	(1,350)
Long-term debt	(3,760)
Total identifiable net assets acquired	19,401
Goodwill	10,445
Purchase price	$29,846

(1)
The estimated fair value of the replacement equity awards was $525 million, of which $323 million was attributed to service periods prior to the acquisition and was included in the purchase consideration. Refer to Note 10 for further information on these replacement equity awards.

Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were $148 million for the three months ended March 31, 2016 and include all internal and external costs directly related to the integration activities of the Chubb Corp acquisition, primarily personnel-related expenses including severance, retention and relocation; consulting fees; and advisor fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

We recognized goodwill of $10.4 billion, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, indefinite lived intangible assets of $2.9 billion and other intangible assets of $4.8 billion, which will be amortized over their estimated useful lives, ranging from one to 24 years. Refer to Note 6 for additional information.
The following table summarizes the results of the acquired Chubb Corp operations since the acquisition date that have been included within our consolidated statements of income:

(in millions of U.S. dollars)	January 14, 2016 to March 31, 2016
Total revenues	$2,487
Net income	$255

The results of the Chubb Corp have been included in our unaudited consolidated financial statements from the acquisition date to March 31, 2016. The following table provides supplemental unaudited pro forma consolidated information for the three months ended March 31, 2016 and 2015, as if Chubb Corp had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2016	2015
Total revenues	$7,322	$7,695
Net income	$534	$959
Earnings per share
Basic earnings per share	$1.14	$2.05
Diluted earnings per share	$1.14	$2.03

Prior year acquisition

Fireman's Fund Insurance Company High Net Worth Personal Lines Insurance Business in the U.S. (Fireman's Fund)
On April 1, 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves for $365 million in cash. We acquired assets with a fair value of $753 million, consisting primarily of cash of $629 million and insurance and reinsurance balances receivable of $124 million. We assumed liabilities with a fair value of $863 million, consisting primarily of unpaid losses and loss expenses of $417 million and unearned premiums of $428 million. This acquisition generated $196 million of goodwill, attributable to expected growth and profitability, all of which is expected to be deductible for income tax purposes, and other intangible assets of $278 million, primarily related to renewal rights, based on Chubb’s purchase price allocation. During the third quarter of 2015, we applied the new measurement-period adjustment guidance and recorded an adjustment to the valuation of our other intangible assets. The acquisition expanded our position in the high net worth personal lines insurers in the U.S. The Fireman’s Fund business was integrated into our existing high net worth personal lines business, offering a broad range of coverage including homeowners, automobile, umbrella and excess liability, collectibles and yachts. Goodwill and other intangible assets arising from this acquisition are included in our North America Personal P&C Insurance segment.

The consolidated financial statements include results of acquired businesses from the acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

March 31, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,984	$85	$—	$3,069	$—
Foreign	20,026	685	(118)	20,593	(16)
Corporate securities	21,783	640	(212)	22,211	(21)
Mortgage-backed securities	11,766	289	(10)	12,045	(1)
States, municipalities, and political subdivisions	19,432	200	(12)	19,620	—
	$75,991	$1,899	$(352)	$77,538	$(38)
Held to maturity
U.S. Treasury and agency	$700	$23	$—	$723	$—
Foreign	749	38	(4)	783	—
Corporate securities	2,951	98	(16)	3,033	—
Mortgage-backed securities	1,652	65	(1)	1,716	—
States, municipalities, and political subdivisions	5,228	99	(2)	5,325	—
	$11,280	$323	$(23)	$11,580	$—

December 31, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,481	$52	$(5)	$2,528	$—
Foreign	13,190	468	(213)	13,445	(13)
Corporate securities	15,028	355	(454)	14,929	(28)
Mortgage-backed securities	9,827	183	(52)	9,958	(1)
States, municipalities, and political subdivisions	2,623	110	(6)	2,727	—
	$43,149	$1,168	$(730)	$43,587	$(42)
Held to maturity
U.S. Treasury and agency	$733	$13	$(1)	$745	$—
Foreign	763	30	(8)	785	—
Corporate securities	3,054	57	(55)	3,056	—
Mortgage-backed securities	1,707	38	(2)	1,743	—
States, municipalities, and political subdivisions	2,173	52	(2)	2,223	—
	$8,430	$190	$(68)	$8,552	$—

As discussed in Note 3 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the consolidated statement of shareholders’ equity. For the three months ended March 31, 2016 and 2015, $23 million and $4 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At March 31, 2016 and December 31, 2015, AOCI included cumulative net unrealized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

depreciation of $24 million and $35 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 8 c) (iv)) and are included in the category, “Mortgage-backed securities.” Approximately 77 percent and 81 percent of the total mortgage-backed securities at March 31, 2016 and December 31, 2015, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2016		2015
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,712	$3,724	$1,856	$1,865
Due after 1 year through 5 years	25,064	25,492	14,936	15,104
Due after 5 years through 10 years	25,453	25,887	12,258	12,173
Due after 10 years	9,996	10,390	4,272	4,487
	64,225	65,493	33,322	33,629
Mortgage-backed securities	11,766	12,045	9,827	9,958
	$75,991	$77,538	$43,149	$43,587
Held to maturity
Due in 1 year or less	$425	$429	$492	$495
Due after 1 year through 5 years	2,505	2,597	2,443	2,517
Due after 5 years through 10 years	2,918	2,991	2,292	2,313
Due after 10 years	3,780	3,847	1,496	1,484
	9,628	9,864	6,723	6,809
Mortgage-backed securities	1,652	1,716	1,707	1,743
	$11,280	$11,580	$8,430	$8,552

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	March 31	December 31
(in millions of U.S. dollars)	2016	2015
Cost	$841	$441
Gross unrealized appreciation	84	74
Gross unrealized depreciation	(32)	(18)
Fair value	$893	$497

c) Net realized gains (losses)
In accordance with guidance related to the recognition and presentation of OTTI, when an impairment related to a fixed maturity has occurred, OTTI is required to be recorded in Net income if management has the intent to sell the security or it is more likely than not that we will be required to sell the security before the recovery of its amortized cost. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, Chubb must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is incurred, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in Net income while the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

portion of OTTI related to all other factors is recognized in OCI. For fixed maturities held to maturity, OTTI recognized in OCI is accreted from AOCI to the amortized cost of the fixed maturity prospectively over the remaining term of the securities.

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

For the three months ended March 31, 2016 and 2015, credit losses recognized in Net income for corporate securities were $17 million and $4 million, respectively.

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

For both the three months ended March 31, 2016 and 2015, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Fixed maturities:
OTTI on fixed maturities, gross	$(67)	$(13)
OTTI on fixed maturities recognized in OCI (pre-tax)	8	—
OTTI on fixed maturities, net	(59)	(13)
Gross realized gains excluding OTTI	65	44
Gross realized losses excluding OTTI	(196)	(35)
Total fixed maturities	(190)	(4)
Equity securities:
OTTI on equity securities	(1)	—
Gross realized gains excluding OTTI	40	3
Gross realized losses excluding OTTI	(1)	(2)
Total equity securities	38	1
OTTI on other investments	(3)	—
Foreign exchange gains (losses)	39	(31)
Investment and embedded derivative instruments	(39)	1
Fair value adjustments on insurance derivative	(228)	(45)
S&P put options and futures	(15)	(12)
Other derivative instruments	(2)	—
Other	6	1
Net realized gains (losses)	$(394)	$(89)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Balance of credit losses related to securities still held – beginning of period	$53	$28
Additions where no OTTI was previously recorded	11	3
Additions where an OTTI was previously recorded	6	1
Reductions for securities sold during the period	(13)	(10)
Balance of credit losses related to securities still held – end of period	$57	$22

d) Gross unrealized loss
At March 31, 2016, there were 5,636 fixed maturities out of a total of 30,019 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $4 million. There were 94 equity securities out of a total of 304 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $2 million. Fixed maturities in an unrealized loss position at March 31, 2016, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Foreign	$3,204	$(69)	$486	$(53)	$3,690	$(122)
Corporate securities	4,014	(152)	651	(76)	4,665	(228)
Mortgage-backed securities	1,190	(4)	854	(7)	2,044	(11)
States, municipalities, and political subdivisions	3,848	(12)	73	(2)	3,921	(14)
Total fixed maturities	12,256	(237)	2,064	(138)	14,320	(375)
Equity securities	310	(32)	—	—	310	(32)
Other investments	229	(18)	—	—	229	(18)
Total	$12,795	$(287)	$2,064	$(138)	$14,859	$(425)

	0 – 12 Months		Over 12 Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$996	$(5)	$153	$(1)	$1,149	$(6)
Foreign	3,953	(148)	436	(73)	4,389	(221)
Corporate securities	7,518	(371)	738	(138)	8,256	(509)
Mortgage-backed securities	3,399	(42)	516	(12)	3,915	(54)
States, municipalities, and political subdivisions	556	(6)	42	(2)	598	(8)
Total fixed maturities	16,422	(572)	1,885	(226)	18,307	(798)
Equity securities	131	(18)	—	—	131	(18)
Other investments	210	(11)	—	—	210	(11)
Total	$16,763	$(601)	$1,885	$(226)	$18,648	$(827)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2016 and December 31, 2015, are investments, primarily fixed maturities, totaling $18.2 billion and $16.9 billion, respectively, and cash of $119 million and $110 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2016	2015
Trust funds	$11,681	$11,862
Deposits with non-U.S. regulatory authorities	2,260	2,075
Deposits with U.S. regulatory authorities	2,523	1,242
Assets pledged under repurchase agreements	1,473	1,459
Other pledged assets	400	392
	$18,337	$17,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. At March 31, 2016, we held no positions in option contracts on equity market indices. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three months ended March 31, 2016 and 2015, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2015 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2016	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,444	$625	$—	$3,069
Foreign	—	20,531	62	20,593
Corporate securities	—	21,950	261	22,211
Mortgage-backed securities	—	11,997	48	12,045
States, municipalities, and political subdivisions	—	19,620	—	19,620
	2,444	74,723	371	77,538
Equity securities	864	—	29	893
Short-term investments	1,405	1,977	—	3,382
Other investments (1)	362	237	211	810
Securities lending collateral	—	1,003	—	1,003
Investment derivative instruments	11	—	—	11
Other derivative instruments	—	—	—	—
Separate account assets	1,499	90	—	1,589
Total assets measured at fair value (1)	$6,585	$78,030	$611	$85,226
Liabilities:
Investment derivative instruments	$23	$—	$—	$23
Other derivative instruments	36	—	10	46
GLB (2)	—	—	839	839
Total liabilities measured at fair value	$59	$—	$849	$908

(1)	Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,658 million and other investments of $25 million at March 31, 2016 measured using NAV.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2015	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$1,712	$816	$—	$2,528
Foreign	—	13,388	57	13,445
Corporate securities	—	14,755	174	14,929
Mortgage-backed securities	—	9,905	53	9,958
States, municipalities, and political subdivisions	—	2,727	—	2,727
	1,712	41,591	284	43,587
Equity securities	481	—	16	497
Short-term investments	7,171	3,275	—	10,446
Other investments (1)	347	230	212	789
Securities lending collateral	—	1,046	—	1,046
Investment derivative instruments	12	—	—	12
Separate account assets	1,464	88	—	1,552
Total assets measured at fair value (1)	$11,187	$46,230	$512	$57,929
Liabilities:
Investment derivative instruments	$13	$—	$—	$13
Other derivative instruments	4	—	6	10
GLB (2)	—	—	609	609
Total liabilities measured at fair value	$17	$—	$615	$632

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

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016 and 2015.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2016		2015
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$580	$210	$300	$105
Real Assets	3 to 7 Years	577	321	474	140
Distressed	5 to 9 Years	451	217	261	218
Private Credit	3 to 7 Years	272	349	265	209
Traditional	3 to 9 Years	1,498	1,001	895	152
Vintage	1 to 2 Years	36	14	13	—
Investment funds	Not Applicable	244	—	269	—
		$3,658	$2,112	$2,477	$824

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
Chubb Limited and Subsidiaries

The following table presents the significant unobservable inputs used in the Level 3 liability valuations. Excluded from the table below are inputs used to determine the fair value of Level 3 assets which are based on single broker quotes and contain no quantitative unobservable inputs developed by management.

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	March 31, 2016	December 31, 2015
GLB(1)	$839	$609	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3).

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
March 31, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$57	$174	$53	$16	$212	$6	$609
Transfers into Level 3	6	16	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	6	2	—	—	—	—	—
Net Realized Gains/Losses	(5)	(6)	—	—	—	2	230
Purchases (2)	5	93	—	13	6	2	—
Sales	(1)	(14)	(5)	—	—	—	—
Settlements	(4)	(4)	—	—	(7)	—	—
Balance–End of Period	$62	$261	$48	$29	$211	$10	$839
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(4)	$(7)	$—	$—	$—	$2	$230

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

(2)	Includes acquired invested assets as a result of the Chubb Corp acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
March 31, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$187	$15	$2	$204	$4	$406
Transfers into Level 3	—	1	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	—	3	—	—	(2)	—	—
Net Realized Gains/Losses	—	(3)	—	—	—	—	45
Purchases	1	8	18	—	9	—	—
Sales	(1)	(3)	—	—	—	—	—
Settlements	—	(26)	—	—	(3)	—	—
Balance–End of Period	$22	$167	$33	$2	$208	$4	$451
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$—	$—	$—	$45

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $716 million at March 31, 2015, and $663 million at December 31, 2014, which includes a fair value derivative adjustment of $451 million and $406 million, respectively.

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

Short- and long-term debt, repurchase agreements, and trust preferred securities
Where practical, fair values for short-term debt, long-term debt, repurchase agreements, and trust preferred securities are estimated using discounted cash flow calculations based principally on observable inputs including incremental borrowing rates, which reflect Chubb’s credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$598	$125	$—	$723	$700
Foreign	—	783	—	783	749
Corporate securities	—	3,020	13	3,033	2,951
Mortgage-backed securities	—	1,716	—	1,716	1,652
States, municipalities, and political subdivisions	—	5,325	—	5,325	5,228
Total assets	$598	$10,969	$13	$11,580	$11,280
Liabilities:
Repurchase agreements	$—	$1,403	$—	$1,403	$1,403
Short-term debt	—	519	—	519	500
Long-term debt	—	13,317	—	13,317	12,636
Trust preferred securities	—	433	—	433	308
Total liabilities	$—	$15,672	$—	$15,672	$14,847

December 31, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$583	$162	$—	$745	$733
Foreign	—	785	—	785	763
Corporate securities	—	3,042	14	3,056	3,054
Mortgage-backed securities	—	1,743	—	1,743	1,707
States, municipalities, and political subdivisions	—	2,223	—	2,223	2,173
Total assets	$583	$7,955	$14	$8,552	$8,430
Liabilities:
Repurchase agreements	$—	$1,404	$—	$1,404	$1,404
Long-term debt	—	9,678	—	9,678	9,389
Trust preferred securities	—	446	—	446	307
Total liabilities	$—	$11,528	$—	$11,528	$11,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
GMDB
Net premiums earned	$14	$16
Policy benefits and other reserve adjustments	$8	$9
GLB
Net premiums earned	$29	$32
Policy benefits and other reserve adjustments	11	12
Net realized gains (losses)	(234)	(45)
Loss recognized in Net income	$(216)	$(25)
Less: Net cash received	18	28
Net increase in liability	$(234)	$(53)

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures used to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 8 for additional information.

The reported liability for GMDB reinsurance was $115 million and $117 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the reported liability for GLB reinsurance was $1.1 billion and $888 million, respectively, which includes a fair value derivative adjustment of $839 million and $609 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

6. Goodwill and other intangible assets
At March 31, 2016 and December 31, 2015, goodwill was $15.4 billion and $4.8 billion, respectively, and Other intangible assets were $8.0 billion and $887 million, respectively. The increase in goodwill and Other intangible assets reflects the goodwill and intangible assets recorded in connection with the Chubb Corp acquisition. The preliminary purchase price allocation to intangible assets recorded in connection with the Chubb Corp acquisition and their related useful lives are as follows:

(in millions of U.S. dollars)	Amount	Estimated useful life
Definite life
Unearned premium reserves (UPR) intangible asset	$1,550	1 year
Agency distribution relationships and renewal rights	3,150	24 years
Internally developed technology	95	3 years
Indefinite life
Trademarks	2,800	Indefinite
Licenses	50	Indefinite
Syndicate capacity	10	Indefinite
Total identified intangible assets	$7,655

At the date of acquisition, we recorded a deferred tax liability of $2,679 million associated with intangible assets in the table above. At March 31, 2016, the deferred tax liability balance was $2,465 million.

Additionally, in connection with the Chubb Corp acquisition, we recorded an increase to unpaid losses and loss expenses acquired as part of Chubb Corp of $715 million to adjust the carrying value of Chubb Corp's historical unpaid losses and loss expenses to fair value as of the acquisition date. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expenses payments adjusted for an estimated risk margin. The expected cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. This fair value adjustment was recorded within Unpaid losses and loss expenses on the Consolidated balance sheets and will amortize through Amortization of purchased intangibles on the consolidated statements of operations over a range of 5 to 17 years, based on the estimated payout patterns of unpaid loss and loss expenses as of the acquisition date.

The following table presents, as of March 31, 2016, the expected estimated pre-tax amortization expense related to purchased intangibles as well as the amortization of the fair value adjustment to loss reserve described above:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair Value adjustment to Unpaid losses and loss expense	Total	Other intangible assets	Total amortization of purchased intangibles
Second quarter of 2016	$33	$8	$(61)	$(20)	$21	$1
Third quarter of 2016	33	8	(61)	(20)	21	1
Fourth quarter of 2016	33	8	(61)	(20)	21	1
2017	293	32	(160)	165	79	244
2018	320	32	(101)	251	70	321
2019	279	—	(62)	217	64	281
2020	239	—	(35)	204	58	262
2021	216	—	(20)	196	52	248
Total	$1,446	$88	$(561)	$973	$386	$1,359

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

As noted above, the deferred tax liability balance at March 31, 2016 was $2,465 million. The following table presents the expected reduction to the deferred tax liability, which assumed an expected 35 percent tax rate, associated with the amortization of the Chubb Corp purchased intangible assets. In addition, the table presents the expected amortization pattern of the UPR intangible asset.

	Chubb Corp acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with other intangibles	Amortization of UPR intangible asset to be recorded through Policy acquisition costs on the income statement
Second quarter of 2016	$(196)	$518
Third quarter of 2016	(126)	319
Fourth quarter of 2016	(65)	143
2017	(114)	—
2018	(123)	—
2019	(98)	—
2020	(84)	—
2021	(75)	—
Total	$(881)	$980

The following table presents a roll-forward of Goodwill by segment:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2015	$1,203	$196	$134	$2,078	$365	$820	$4,796
Acquisition of Chubb Corp	5,667	2,025	—	2,753	—	—	10,445
Foreign exchange revaluation and other	40	13	—	109	—	1	163
Balance at March 31, 2016	$6,910	$2,234	$134	$4,940	$365	$821	$15,404

7. Debt
In connection with the Chubb Corp acquisition, Chubb INA Holdings Inc. (formerly ACE INA Holdings Inc.) assumed $3.3 billion par value outstanding debt of Chubb Corp, fair valued at $3.8 billion. Chubb INA Holdings assumed Chubb Corp's rights, duties and obligations and Chubb Limited fully and unconditionally guarantees Chubb INA Holding Inc.'s payment obligations under these debts. Additionally, during the first quarter of 2016 we adopted new guidance that required debt issuance costs be recorded as a reduction of the carrying amount of the related debt liability (these costs were previously included in Other assets on the Consolidated balance sheets). The debt balances at December 31, 2015 have been updated to reflect the adoption of this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars)	2016	2015	Early Redemption Option
Repurchase agreements (weighted average interest rate of 0.8% in 2016 and 0.6% in 2015)	$1,403	$1,404	None
Short-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$500	$—	Make-whole premium plus 0.20%
Total short-term debt	$500	$—
Long-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$—	$500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	299	299	Make-whole premium plus 0.35%
$600 million 5.75% due May 2018	654	—	Make-whole premium plus 0.30%
$100 million 6.6% due August 2018	111	—	None
$500 million 5.9% due June 2019	497	497	Make-whole premium plus 0.40%
$1,300 million 2.3% due November 2020	1,293	1,294	Make-whole premium plus 0.15%
$1,000 million 2.875% due November 2022	993	994	Make-whole premium plus 0.20%
$475 million 2.7% due March 2023	471	471	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	694	694	Make-whole premium plus 0.15%
$800 million 3.15% due March 2025	794	794	Make-whole premium plus 0.15%
$1,500 million 3.35% due May 2026	1,487	1,487	Make-whole premium plus 0.20%
$100 million 8.875% due August 2029	100	100	None
$200 million 6.8% due November 2031	260	—	Make-whole premium plus 0.25%
$300 million 6.7% due May 2036	297	297	Make-whole premium plus 0.20%
$800 million 6.0% due May 2037	992	—	Make-whole premium plus 0.20%
$600 million 6.5% due May 2038	784	—	Make-whole premium plus 0.30%
$475 million 4.15% due March 2043	469	469	Make-whole premium plus 0.15%
$1,500 million 4.35% due November 2045	1,482	1,482	Make-whole premium plus 0.25%
Chubb INA $1,000 million 6.375% capital securities due March 2067	948	—	Make-whole premium plus 0.25%-0.50%
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	11	11	None
Total long-term debt	$12,636	$9,389
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$307	Redemption price(1)

(1)
Redemption price is equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030.

All of Chubb INA's senior notes are redeemable at any time at Chubb INA's option subject to the provisions described in the table above. A "make-whole" premium is the present value of the remaining principal and interest discounted at the applicable U.S. Treasury rate. The senior notes are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law. The debentures, subject to certain exceptions, are not redeemable before maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

We had outstanding $1.0 billion of unsecured junior subordinated capital securities at March 31, 2016, which were assumed by Chubb INA Holdings Inc. in connection with the Chubb Corp acquisition. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that we have received sufficient net proceeds from the sale of certain qualifying capital securities. We must use commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the schedule maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a rate of 6.375 percent through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25 percent. Subject to certain conditions, we have the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and we generally may not declare or pay any dividends on or purchase any shares of our capital stock.
In connection with the issuance of capital securities, a replacement capital covenant was entered into in which we agreed that we will not repay, redeem, or purchase capital securities before March 29, 2047, unless, subject to certain limitations, we have received proceeds from the sale of specified replacement capital securities. The replacement capital covenant is not intended for the benefit of holders of the capital securities and may not be enforced by them. The replacement capital covenant is for the benefit of holders of one or more designated series of Chubb's indebtedness, which initially was and continues to be its 6.8 percent debentures due November 2031.
Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole premium, in each case plus any accrued interest.

8. Commitments, contingencies, and guarantees

a) Derivative instruments
Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities, and required capital for each individual jurisdiction in local currency, which would include the use of derivatives discussed below. We do not hedge our net asset non-U.S. dollar capital positions; however, we do consider hedging for planned cross border transactions.

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

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business. At March 31, 2016, we held no positions in option contracts on equity market indices.

All derivative instruments are carried at fair value with changes in fair value recorded in Net realized gains (losses) in the consolidated statements of operations. None of the derivative instruments are designated as hedges for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2016			December 31, 2015
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$6	$(19)	$903	$7	$(11)	$1,029
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Options/Futures contracts on notes and bonds	OA / (AP)	5	(4)	1,235	5	(2)	751
Convertible securities(1)	FM AFS / ES	3	—	7	31	—	40
		$14	$(23)	$2,240	$43	$(13)	$1,915
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$—	$(36)	$1,171	$—	$(4)	$1,197
Other	OA / (AP)	—	(10)	71	—	(6)	15
		$—	$(46)	$1,242	$—	$(10)	$1,212
GLB(3)	(AP) / (FPB)	$—	$(1,122)	$1,377	$—	$(888)	$1,155

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2016 and December 31, 2015, derivative liabilities of $44 million and derivative assets of $1 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Secured borrowings
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At March 31, 2016 and December 31, 2015, our securities lending collateral was $1,003 million and $1,046 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,004 million and $1,047 million, respectively. The securities lending collateral can only be drawn down by Chubb in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

Remaining contractual maturity
March 31, 2016	Overnight and Continuous
(in millions of U.S. dollars)
Collateral held under securities lending agreements:
Cash	$434
U.S. Treasury and agency	89
Foreign	212
Corporate securities	2
Equity securities	266
$1,003
Gross amount of recognized liability for securities lending payable	$1,004
Difference (1)	$(1)

(1)	The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable due to accrued interest recorded in the securities lending payable.

At March 31, 2016 and December 31, 2015, our repurchase agreement obligations of $1,403 million and $1,404 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

Remaining contractual maturity
March 31, 2016	Greater than 90 Days
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$238
Mortgage-backed securities	1,235
$1,473
Gross amount of recognized liabilities for repurchase agreements	$1,403
Difference(1)	$70

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Investment and embedded derivative instruments
Foreign currency forward contracts	$(10)	$25
All other futures contracts and options	(34)	(29)
Convertible securities(1)	5	5
Total investment and embedded derivative instruments	$(39)	$1
GLB and other derivative instruments
GLB(2)	$(228)	$(45)
Futures contracts on equities(3)	(15)	(11)
Options on equity market indices(3)	—	(1)
Other	(2)	—
Total GLB and other derivative instruments	$(245)	$(57)
	$(284)	$(56)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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
Chubb Limited and Subsidiaries

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

d) Fixed maturities
At March 31, 2016, we have commitments to purchase fixed income securities of $243 million over the next several years.

e) Other investments
At March 31, 2016, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.4 billion. In connection with these investments, we have commitments that may require funding of up to $2.1 billion over the next several years.

f) Taxation
At March 31, 2016, $19 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

g) Legal proceedings
Our insurance subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages and, in some jurisdictions, direct actions by allegedly-injured persons seeking damages from policyholders. These lawsuits, involving claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

9. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2016, our Common Shares had a par value of CHF 24.15 per share.

At our May 2014 annual general meeting, our shareholders approved an annual dividend for the following year of $2.60 per share, payable in four quarterly installments of $0.65 per share after the annual general meeting in the form of a distribution by way of a par value reduction.

At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, which was paid in four quarterly installments of $0.67 per share at dates determined by the Board of Directors (Board) after the annual general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended
	March 31
	2016		2015
	CHF	USD	CHF	USD
Dividends – par value reduction	—	$	0.62	$0.65
Dividends – distributed from capital contribution reserves	0.66	0.67	—	—
Total dividend distributions per common share	0.66	$0.67	0.62	$0.65

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2016, 15,500,344 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
In November 2014, the Board announced authorization of a share repurchase program of $1.5 billion of Chubb's Common Shares for the period January 1, 2015 through December 31, 2015 to replace the previous authorization when it expired on December 31, 2014. There are no outstanding repurchase authorizations subsequent to December 31, 2015.

The following table presents repurchases of Chubb's Common Shares conducted in a series of open market transactions under the Board authorization:

(in millions of U.S. dollars, except share data)	Three Months Ended March 31
	2016	2015
Number of shares repurchased	—	3,027,463
Cost of shares repurchased	$—	$340
Repurchase authorization remaining at end of period	$—	$1,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) permits grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the vesting period, which is also the requisite service period. On February 25, 2016, Chubb granted 1,926,842 stock options with a weighted-average grant date fair value of $21.52 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The 2004 LTIP also permits grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The performance-based stock awards comprise target awards which have four installments that vest annually based on tangible book value (shareholders' equity less goodwill and intangible assets) per share growth compared to a defined group of peer companies, and premium awards, which are earned only if tangible book value per share growth over the cumulative 4-year period after the grant of the associated target awards exceeds a higher threshold compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 25, 2016, Chubb granted 1,119,686 service-based restricted stock awards, 337,581 service-based restricted stock units, and 452,820 performance-based awards to employees and officers with a grant date fair value of $118.39 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

In connection with the Chubb Corp acquisition, we assumed outstanding equity awards consisting of service-based restricted stock units, performance-based restricted stock units, and stock options issued by Chubb Corporation to employees and directors with a fair value of approximately $525 million, of which $323 million is attributed to purchase consideration for the acquisition. These awards were generally granted with a 3-year vesting period, and the stock options generally have a 10-year term.

11. Postretirement benefits

We maintain non-contributory defined pension benefit plans and other postretirement plans that cover certain employees located in the U.S., Europe, Asia, Canada, and Mexico. All underlying plans are subject to periodic actuarial valuations by qualified actuarial firms using actuarial models to calculate the expense and liability for each plan. Components of the funded status of the pension and other postretirement benefit plans are included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Chubb provides pension benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by Chubb. With the acquisition, Chubb assumed the outstanding pension obligations of Chubb Corp which consisted of several non-contributory defined benefit pension plans covering substantially all its employees.

We also assumed the legacy Chubb Corp other postretirement benefits plans, principally health care and life insurance, to retired employees, their beneficiaries, and covered dependents. Health care coverage is contributory. Retiree contributions vary based upon retiree’s age, type of coverage, and years of service requirements. Life insurance coverage is non-contributory. Chubb funds a portion of the health care benefits obligation where such funding can be accomplished on a tax-effective basis. Benefits are paid as covered expenses are incurred.

As part of purchase accounting, Chubb eliminated legacy Chubb Corp’s postretirement benefit costs not yet recognized in Net income that were recorded in Accumulated other comprehensive income at the time of the acquisition. In addition Chubb conformed the accounting policies for the acquired plans of Chubb Corp to the accounting policy of Chubb to select the applicable discount rates using specific spot rates along a yield curve determined by the projected cash flows assumptions. This resulted in a lower overall discount rate used to determine the benefit obligation and therefore increased that obligation at the date of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

At the date of the acquisition of Chubb Corp, we assumed the following postretirement benefit plan assets and obligations:

	Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non U.S. Plans	Total	U.S. Plans	Non U.S. Plans	Total
(in millions of U.S. dollars)
Fair value of plan assets	$2,473	$315	$2,788	$138	$—	$138
Benefit obligation	(3,153)	(372)	(3,525)	(491)	(15)	(506)
Funded status	$(680)	$(57)	$(737)	$(353)	$(15)	$(368)

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

For the three months ended March 31, 2016, we contributed $27 million to our U.S. and non-U.S. pension and other postretirement benefits plans, and we estimate that we will contribute an additional $38 million for the remainder of 2016. These estimates are subject to change due to contribution decisions which are affected by various factors including our liquidity, market performance and management discretion.

The following table summarizes the components of net periodic benefit costs for our pension and postretirement benefit plans recognized in the consolidated statements of operations:

	Pension Benefits			Other Postretirement Benefits
(in millions of U.S. dollars)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
Three months ended March 31, 2016
Net periodic benefit cost:
Service cost	$17	$5	$22	$2	$—	$2
Interest cost	27	8	35	5	—	5
Expected return on plan assets	(37)	(10)	(47)	(2)	—	(2)
Amortization of unrecognized:
Net actuarial loss	—	1	1	—	—	—
Net periodic benefit cost	$7	$4	$11	$5	$—	$5
Three months ended March 31, 2015
Net periodic benefit cost:
Service cost	$—	$2	$2
Interest cost	—	5	5
Expected return on plan assets	—	(7)	(7)
Amortization of unrecognized:
Net actuarial loss	—	1	1
Net periodic benefit cost	$—	$1	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
As of March 31, 2016
Discount rate	4.28%	3.74%	4.41%	4.30%
Rate of compensation increase	4.00%	3.40%	N/A	N/A
Expected long-term rate of return on plan assets	7.00%	4.90%	7.00%	N/A
As of December 31, 2015
Discount rate	N/A	3.51%	N/A	N/A
Rate of compensation increase	N/A	3.09%	N/A	N/A
Expected long-term rate of return on plan assets	N/A	4.81%	N/A	N/A

12. Segment information

Effective the first quarter of 2016, we are reporting our financial results within the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. We have also redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years and certain mass tort exposures. All legacy ACE prior period amounts (i.e., legacy Chubb Corp prior period results are not included in the prior period amounts in the tables below) have been adjusted to conform to the new segment presentation.

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Bermuda and Canada. These divisions write a variety of coverages, including traditional commercial property, marine, general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine and construction risk, environmental and cyber risk, excess casualty, as well as group accident and health (A&H) insurance.  The divisions included in this segment are North America Major Accounts, North America Commercial Insurance, Westchester and North America Small Commercial.

•
The North America Personal P&C Insurance segment includes the business written by Chubb’s North America Personal Risk Services division, which provides affluent and high net worth individuals and families with homeowners, automobile, valuables, umbrella and recreational marine insurance and services.

•
The North America Agricultural Insurance segment continues to include the business written by Rain and Hail Service, Inc. which provides comprehensive multiple peril crop and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

•
The Overseas General Insurance segment includes the business written by two Chubb divisions that provide P&C insurance and services in the 51 countries outside of North America where the company operates.  Chubb International provides commercial P&C traditional and specialty lines serving large corporations, middle market and small customers, A&H and traditional and specialty personal lines through retail brokers, agents and other channels locally around the world. Chubb Global Markets provides commercial P&C excess and surplus lines and A&H through wholesale brokers in the London market and through Lloyd’s.  These divisions write a variety of coverages, including traditional commercial property and casualty, specialty categories such as financial lines, marine, energy, aviation, political risk and construction risk, as well as group A&H and traditional and specialty personal lines.

•
The Global Reinsurance segment primarily includes the reinsurance business written by Chubb Tempest Re as well as the legacy Chubb U.K. Assumed Reinsurance business, which is active, and the legacy Chubb run-off Reinsurance business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•
There were no material changes to the Life Insurance segment, which continues to include the business written by Chubb Life, Chubb Tempest Life Re and Combined Insurance’s North America operations. The legacy Chubb life insurance business in Latin America was also included in this segment.

Corporate primarily includes loss and loss expenses of asbestos and environmental (A&E) run-off liabilities, and the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd, and Chubb INA Holdings, Inc. Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb Corp run-off business in 2016, and certain other mass tort exposures.

In addition, effective the first quarter of 2016, revenue and expenses managed at the corporate level, including realized gains and losses, interest expense, other income and expenses, amortization of purchased intangibles, Chubb integration expenses, and income taxes will be reported within Corporate. The amortization of purchased intangibles includes amortization of agency distribution relationships and renewal rights, internally developed technology, and the fair value adjustment on acquired loss reserves. Also the amortization of fair value adjustments on acquired invested assets and debt associated with the Chubb Corp acquisition is considered a corporate cost and is therefore included in Corporate. These items will not be allocated to the segment level; therefore, the segment income statement will only include underwriting income and net investment income. The prior period has been revised to conform to the new segment presentation. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include net investment income. For the North America Agricultural segment, management includes gains and losses on crop derivatives as a component of underwriting income. For the Life Insurance segment, management includes (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance segment income. For example, for the three months ended March 31, 2016, Life segment income of $64 million includes losses from fair value changes in separate account assets of $3 million (reported within Other (income) expense in the Corporate column below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

For the Three Months Ended	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
March 31, 2016
(in millions of U.S. dollars)
Net premiums written	$2,302	$871	$64	$2,041	$201	$516	$—	$5,995
Net premiums earned	2,896	1,024	23	1,955	202	497	—	6,597
Losses and loss expenses	1,747	661	(30)	1,021	89	177	9	3,674
Policy benefits	—	—	—	—	—	126	—	126
Policy acquisition costs	482	249	4	503	53	122	—	1,413
Administrative expenses	266	88	(4)	263	14	72	73	772
Underwriting income (loss)	401	26	53	168	46	—	(82)	612
Net investment income (loss)	426	47	5	146	67	67	(84)	674
Segment income (loss)	827	73	58	314	113	67	(166)	1,286
Net realized gains (losses) including OTTI							(394)	(394)
Interest expense							146	146
Other (income) expense:
(Gains) losses from fair value changes in separate account assets							3	3
Other							25	25
Amortization of purchased intangibles							7	7
Chubb integration expenses							148	148
Income tax expense							124	124
Net income (loss)							$(1,013)	$439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the Three Months Ended	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
March 31, 2015
(in millions of U.S. dollars)
Net premiums written	$1,297	$133	$88	$1,794	$273	$491	$—	$4,076
Net premiums earned	1,380	146	64	1,637	226	474	—	3,927
Losses and loss expenses	915	111	22	814	99	152	9	2,122
Policy benefits	—	—	—	—	—	142	—	142
Policy acquisition costs	130	31	(4)	389	54	107	—	707
Administrative expenses	151	19	(1)	256	12	73	44	554
Underwriting income (loss)	184	(15)	47	178	61	—	(53)	402
Net investment income	258	5	6	138	75	66	3	551
Segment income (loss)	442	(10)	53	316	136	66	(50)	953
Net realized gains (losses) including OTTI							(89)	(89)
Interest expense							68	68
Other (income) expense:
(Gains) losses from fair value changes in separate account assets							(11)	(11)
Other							(24)	(24)
Amortization of purchased intangibles							30	30
Income tax expense							120	120
Net income (loss)							$(322)	$681

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, Chubb does not allocate assets to its segments.

13. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2016	2015
Numerator:
Net income	$439	$681
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	446,739,586	328,212,376
Denominator for diluted earnings per share:
Share-based compensation plans	3,270,156	3,480,344
Weighted-average shares outstanding and assumed conversions	450,009,742	331,692,720
Basic earnings per share	$0.98	$2.08
Diluted earnings per share	$0.97	$2.05
Potential anti-dilutive share conversions	2,074,308	715,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

14. Information provided in connection with outstanding debt of subsidiaries

In connection with the Chubb Corp acquisition, Chubb INA Holdings Inc., entered into a series of intercompany loans totaling $10 billion involving its parents, Chubb Group Holdings Inc. and Chubb Limited. The weighted-average interest rate is 3.3 percent with fixed interest rates ranging from 2.3 percent to 4.35 percent and various maturity dates from 2021 to 2046.

As part of the acquisition, Chubb INA Holdings Inc. assumed $3.3 billion par value outstanding debt of Chubb Corp, fair valued at $3.8 billion. Chubb INA Holdings Inc. assumed Chubb Corp's rights, duties and obligations and Chubb Limited fully and unconditionally guarantees Chubb INA Holding Inc.'s payment obligations under these debts.

The following tables present condensed consolidating financial information at March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The transactions noted above are reflected in the tables below. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at March 31, 2016

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$29	$643	$96,914	$—	$97,586
Cash (1)	2	3	2,406	(1,320)	1,091
Insurance and reinsurance balances receivable	—	—	10,884	(3,192)	7,692
Reinsurance recoverable on losses and loss expenses	—	—	22,065	(9,174)	12,891
Reinsurance recoverable on policy benefits	—	—	1,144	(959)	185
Value of business acquired	—	—	390	—	390
Goodwill and other intangible assets	—	—	23,359	—	23,359
Investments in subsidiaries	35,426	49,240	—	(84,666)	—
Due from subsidiaries and affiliates, net	11,267	—	—	(11,267)	—
Other assets	4	503	17,291	(4,348)	13,450
Total assets	$46,728	$50,389	$174,453	$(114,926)	$156,644
Liabilities
Unpaid losses and loss expenses	$—	$—	$68,917	$(8,711)	$60,206
Unearned premiums	—	—	18,522	(3,626)	14,896
Future policy benefits	—	—	5,828	(959)	4,869
Due to subsidiaries and affiliates, net	—	11,199	68	(11,267)	—
Affiliated notional cash pooling programs (1)	521	799	—	(1,320)	—
Repurchase agreements	—	—	1,403	—	1,403
Short-term debt	—	500	—	—	500
Long-term debt	—	12,625	11	—	12,636
Trust preferred securities	—	308	—	—	308
Other liabilities	310	1,575	18,421	(4,377)	15,929
Total liabilities	831	27,006	113,170	(30,260)	110,747
Total shareholders’ equity	45,897	23,383	61,283	(84,666)	45,897
Total liabilities and shareholders’ equity	$46,728	$50,389	$174,453	$(114,926)	$156,644

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2015

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$28	$7,839	$58,384	$—	$66,251
Cash (1)	1	2	2,743	(971)	1,775
Insurance and reinsurance balances receivable	—	—	6,075	(752)	5,323
Reinsurance recoverable on losses and loss expenses	—	—	20,124	(8,738)	11,386
Reinsurance recoverable on policy benefits	—	—	1,129	(942)	187
Value of business acquired	—	—	395	—	395
Goodwill and other intangible assets	—	—	5,683	—	5,683
Investments in subsidiaries	29,612	18,386	—	(47,998)	—
Due from subsidiaries and affiliates, net	644	1,800	—	(2,444)	—
Other assets	8	457	14,434	(3,593)	11,306
Total assets	$30,293	$28,484	$108,967	$(65,438)	$102,306
Liabilities
Unpaid losses and loss expenses	$—	$—	$45,490	$(8,187)	$37,303
Unearned premiums	—	—	10,243	(1,804)	8,439
Future policy benefits	—	—	5,749	(942)	4,807
Due to subsidiaries and affiliates, net	—	—	2,444	(2,444)	—
Affiliated notional cash pooling programs (1)	882	89	—	(971)	—
Repurchase agreements	—	—	1,404	—	1,404
Long-term debt	—	9,378	11	—	9,389
Trust preferred securities	—	307	—	—	307
Other liabilities	276	1,422	12,916	(3,092)	11,522
Total liabilities	1,158	11,196	78,257	(17,440)	73,171
Total shareholders’ equity	29,135	17,288	30,710	(47,998)	29,135
Total liabilities and shareholders’ equity	$30,293	$28,484	$108,967	$(65,438)	$102,306

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At December 31, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$5,995	$—	$5,995
Net premiums earned	—	—	6,597	—	6,597
Net investment income	1	4	669	—	674
Equity in earnings of subsidiaries	375	506	—	(881)	—
Net realized gains (losses) including OTTI	—	—	(394)	—	(394)
Losses and loss expenses	—	—	3,674	—	3,674
Policy benefits	—	—	126	—	126
Policy acquisition costs and administrative expenses	17	36	2,132	—	2,185
Interest (income) expense	(80)	215	11	—	146
Other (income) expense	(9)	10	27	—	28
Amortization of purchased intangibles	—	—	7	—	7
Chubb integration expenses	3	137	8	—	148
Income tax expense (benefit)	6	(150)	268	—	124
Net income	$439	$262	$619	$(881)	$439
Comprehensive income (loss)	$1,541	$1,056	$1,721	$(2,777)	$1,541

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,076	$—	$4,076
Net premiums earned	—	—	3,927	—	3,927
Net investment income	1	1	549	—	551
Equity in earnings of subsidiaries	648	204	—	(852)	—
Net realized gains (losses) including OTTI	—	—	(89)	—	(89)
Losses and loss expenses	—	—	2,122	—	2,122
Policy benefits	—	—	142	—	142
Policy acquisition costs and administrative expenses	14	6	1,241	—	1,261
Interest (income) expense	(8)	69	7	—	68
Other (income) expense	(41)	(3)	9	—	(35)
Amortization of purchased intangibles	—	—	30	—	30
Income tax expense (benefit)	3	(26)	143	—	120
Net income	$681	$159	$693	$(852)	$681
Comprehensive income	$642	$24	$654	$(678)	$642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,272	$3,109	$1,011	$(6,372)	$1,020
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(8,104)	—	(8,104)
Purchases of fixed maturities held to maturity	—	—	(77)	—	(77)
Purchases of equity securities	—	—	(33)	—	(33)
Sales of fixed maturities available for sale	—	—	6,329	—	6,329
Sales of equity securities	—	—	761	—	761
Maturities and redemptions of fixed maturities available for sale	—	—	1,553	—	1,553
Maturities and redemptions of fixed maturities held to maturity	—	—	249	—	249
Net change in short-term investments	—	7,788	4,144	—	11,932
Net derivative instruments settlements	—	—	(22)	—	(22)
Acquisition of subsidiaries (net of cash acquired of $57)	—	(14,282)	20	—	(14,262)
Capital contribution	(2,330)	—	(2,330)	4,660	—
Other	—	—	59	—	59
Net cash flows (used for) from investing activities	(2,330)	(6,494)	2,549	4,660	(1,615)
Cash flows from financing activities
Dividends paid on Common Shares	(218)	—	—	—	(218)
Proceeds from issuance of repurchase agreements	—	—	853	—	853
Repayment of repurchase agreements	—	—	(853)	—	(853)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	51	—	51
Dividend to parent company	—	—	(6,372)	6,372	—
Advances (to) from affiliates	(362)	350	12	—	—
Capital contribution	—	2,330	2,330	(4,660)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(361)	710	—	(349)	—
Policyholder contract deposits	—	—	118	—	118
Policyholder contract withdrawals	—	—	(49)	—	(49)
Other	—	(4)	—	—	(4)
Net cash flows (used for) from financing activities	(941)	3,386	(3,910)	1,363	(102)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	13	—	13
Net increase (decrease) in cash	1	1	(337)	(349)	(684)
Cash – beginning of period(1)	1	2	2,743	(971)	1,775
Cash – end of period(1)	$2	$3	$2,406	$(1,320)	$1,091

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2016 and December 31, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$48	$4	$1,023	$—	$1,075
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(4,336)	—	(4,336)
Purchases of fixed maturities held to maturity	—	—	(21)	—	(21)
Purchases of equity securities	—	—	(39)	—	(39)
Sales of fixed maturities available for sale	—	—	2,002	—	2,002
Sales of equity securities	—	—	28	—	28
Maturities and redemptions of fixed maturities available for sale	—	—	1,481	—	1,481
Maturities and redemptions of fixed maturities held to maturity	—	—	324	—	324
Net change in short-term investments	—	216	(471)	—	(255)
Net derivative instruments settlements	—	—	(51)	—	(51)
Other	—	—	(153)	—	(153)
Net cash flows from (used for) investing activities	—	216	(1,236)	—	(1,020)
Cash flows from financing activities
Dividends paid on Common Shares	(214)	—	—	—	(214)
Common Shares repurchased	—	—	(347)	—	(347)
Proceeds from issuance of long-term debt	—	800	—	—	800
Proceeds from issuance of short-term debt	—	—	477	—	477
Repayment of short-term debt	—	—	(477)	—	(477)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	39	—	39
Advances (to) from affiliates	336	(340)	4	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(168)	(309)	—	477	—
Policyholder contract deposits			101		101
Policyholder contract withdrawals	—	—	(40)	—	(40)
Other	—	(6)	—	—	(6)
Net cash flows (used for) from financing activities	(46)	145	(243)	477	333
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(95)	—	(95)
Net increase (decrease) in cash	2	365	(551)	477	293
Cash – beginning of period(1)	—	1	1,209	(555)	655
Cash – end of period(1)	$2	$366	$658	$(78)	$948

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2015 and December 31, 2014, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2016.

All comparisons in this discussion are to the corresponding prior year periods unless otherwise indicated.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

Other Information
We routinely post important information for investors on our website (investors.chubb.com). We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Securities and Exchange Commission (SEC) Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Information portion of our website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.

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

•	risks and uncertainties relating to our acquisition of The Chubb Corporation (Chubb Corp acquisition) including our ability to successfully integrate the acquired company;

•	risks associated with being a Swiss corporation, including reduced flexibility with respect to certain aspects of capital management and the potential for additional regulatory burdens;

•	the potential impact from government-mandated insurance coverage for acts of terrorism;

•	the availability of borrowings and letters of credit under our credit facilities;

•	the adequacy of collateral supporting funded high deductible programs;

•	changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	the effects of investigations into market practices in the property and casualty (P&C) industry;

•	changing rates of inflation and other economic conditions, for example, recession;

•	the amount of dividends received from subsidiaries;

•	loss of the services of any of our executive officers without suitable replacements being recruited in a reasonable time frame;

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2016, we had total assets of $157 billion and shareholders’ equity of $46 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

On January 14, 2016, we completed the acquisition of The Chubb Corporation (Chubb Corp), creating a global leader in property and casualty insurance. We have changed our name from ACE Limited to Chubb Limited and plan to adopt the Chubb name globally, although some subsidiaries may continue to use ACE as part of their names.

Products and Services

•
We are a global leader in traditional and specialty P&C coverage for industrial, commercial and mid-market companies with claims and risk engineering capabilities to serve companies of all sizes. Our commercial P&C business is focused on large corporate customers that are served by retail brokers, middle market and small commercial companies served by retail independent agents and brokers, and specialty excess and surplus lines (E&S) distributed through wholesale brokers.

•
On the consumer insurance side, we have a broad range of products for individual consumers and their families that include automobile, homeowners, fine art, planes and boats, personal liability, cell phones, accident, travel, supplemental health and life insurance. The consumer insurance product area where the Chubb Corp acquisition makes the greatest impact is property and casualty personal lines, primarily in the U.S. where the new Chubb remains the premier provider of personal lines to high net worth individuals and families. The balance of our global personal lines business is written outside the U.S. and ranges from general-market auto in Malaysia, Thailand and in Mexico, where we have over one million customers, to specialty mobile phone replacement coverage in Europe.

•
A&H business comprises personal accident and supplemental health coverage typically sold as either a group benefit via employer plans or as special insurance protection offerings from a sponsoring organization for its members and customers. We sell our A&H products through a variety of channels including independent agents, brokers, tied agents, direct marketing and bank branches.

•	Chubb Life is focused on Asia and primarily uses exclusive agency and bancassurance distribution.

•
Chubb Tempest Re, our global reinsurance business provides a broad range of traditional reinsurance coverage to a diverse array of primary P&C companies. This business has been shrinking for several years in the face of declining reinsurance rates and increasing competition in an overcapitalized market.

Customers
The new Chubb today has an extremely broad mix of commercial and personal customers. On the commercial side, our customers range from large domestic companies and multinational corporations to middle market commercial businesses of all sizes to small commercial enterprises and even the microbusiness market. On the personal insurance side, our customers range from high net worth families in the U.S., where we insure their homes, cars and precious valuables, to lower-middle income consumers in emerging markets purchasing accident insurance from their credit card, cell phone or utility provider. The addition of Chubb’s leading franchises serving middle market commercial customers in the U.S., Europe and several major markets in Asia and Latin America, as well as their premier business serving U.S. high net worth individuals and families, substantially deepen and broaden the company’s portfolio of customer segments.

Segment Reporting
Effective the first quarter of 2016 we are reporting our financial results within following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. This reflects our significantly larger and expanded operations subsequent to the Chubb Corp acquisition. All legacy ACE prior period results were revised to conform to the new segment presentation and only include legacy ACE results (i.e., does not include legacy Chubb results except in pro forma presentations as defined below).

The new segments are as follows:

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Bermuda and Canada. These divisions write a variety of coverages, including traditional commercial property, marine, general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine and construction risk, environmental and cyber risk, excess casualty, as well as group accident and health (A&H) insurance.  The divisions included in this segment are North America Major Accounts, North America Commercial Insurance, Westchester and North America Small Commercial.

•
The North America Personal P&C Insurance segment includes the business written by Chubb’s North America Personal Risk Services division, which provides affluent and high net worth individuals and families with homeowners, automobile, valuables, umbrella and recreational marine insurance and services.

•
The North America Agricultural Insurance segment continues to include the business written by Rain and Hail Service, Inc. which provides comprehensive multiple peril crop and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

•
The Overseas General Insurance segment includes the business written by two Chubb divisions that provide P&C insurance and services in the 51 countries outside of North America where the company operates.  Chubb International provides commercial P&C traditional and specialty lines serving large corporations, middle market and small customers. In addition, Chubb International provides A&H and traditional and specialty personal lines through retail brokers, agents and other channels locally around the world. Chubb Global Markets provides commercial P&C excess and surplus lines and A&H through wholesale brokers in the London market and through Lloyd’s.  These divisions write a variety of coverages, including traditional commercial property and casualty, specialty categories such as financial lines, marine, energy, aviation, political risk and construction risk, as well as group A&H and traditional and specialty personal lines.

•
The Global Reinsurance segment primarily includes the reinsurance business written by Chubb Tempest Re as well as the legacy Chubb U.K. Assumed Reinsurance business, which is active, and the legacy Chubb run-off Reinsurance business.

•
There were no material changes to the Life Insurance segment, which continues to include the business written by Chubb Life, Chubb Tempest Life Re and Combined Insurance’s North America operations. The legacy Chubb life insurance business in Latin America is also included in this segment.

In addition to the new segment structure, the company redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of its run-off Brandywine business, the results of its Westchester Specialty operations for 1996 and prior years, and certain other mass tort exposures. Chubb’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb business in 2016. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites.  Corporate also includes the results of Chubb’s non-insurance companies, including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc.  Corporate results consist primarily of investment income, including the amortization of the fair value adjustments of acquired invested assets and debt related to the Chubb Corp acquisition, interest expense, corporate staff expenses, Chubb integration expenses and other expenses not attributable to specific reportable segments. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Pro forma measures presented throughout this section are prepared exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting in order to present the underlying profitability of our insurance business.  We believe this measure provides visibility into our results and allows for comparability to our historical results and is consistent with how management evaluates results.  We have discussed our results on a pro forma basis for both the current and prior year periods, which are defined below:

2016 Pro forma results: The combined company results are inclusive of the first 14 days of January 2016 (the acquisition closed January 14, 2016) and do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition.

2015 Pro forma results: Legacy ACE plus Legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain Legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb

Corp segment underwriting income by allocating the amortization of deferred acquisition costs to each segment.  2015 pro forma excludes purchase accounting adjustments.

A reconciliation of pro forma results as defined above to pro forma results in accordance with SEC guidance under Article 11, is provided under the Non-GAAP Reconciliation section starting on page 70.

Financial Highlights for the Three Months Ended March 31, 2016

•	Net income was $439 million compared with $681 million in the prior year period.

•
As reported, Global P&C net premiums written of $5.4 billion, up 63.6% in constant dollars; Global P&C net premiums written of $6.3 billion, which include our results for the first 14 days of January (2016 pro forma results), down 1.0% in constant dollars when compared to prior year as if legacy ACE and legacy Chubb were one company in 2015 (2015 pro forma results).

•
Total company net premiums earned increased 68.0% reflecting the acquisition of Chubb Corp. On a 2016 and 2015 pro forma basis, P&C net premiums earned decreased 0.7%, or increased 2.9% in constant dollars.

•
As reported, P&C underwriting income was $612 million, up 52.3%, or 59.4% in constant dollars, with a P&C combined ratio of 90.0%; on a 2016 and 2015 pro forma basis, P&C underwriting income was $720 million, up 23.2%, or 28.6% in constant dollars, with a pro forma P&C combined ratio of 88.9%

•	Operating cash flow was $1,020 million

•	On an as reported basis, the P&C expense ratio was 32.7%, compared with 31.3% last year. On a 2016 and 2015 pro forma basis, the P&C expense ratio was 31.6%, compared with 31.8% last year.

•
On an as reported basis, total pre-tax and after-tax catastrophe losses, including reinstatement premiums, were $258 million (4.3 percentage points of the combined ratio) and $204 million, respectively, compared with $51 million (1.5 percentage points of the combined ratio) and $40 million, respectively, last year. On a 2015 pro forma basis, total pre-tax and after-tax catastrophe losses, including reinstatement premiums, were $315 million (4.8 percentage points of the combined ratio) and $243 million, respectively.

•
On an as reported basis, total P&C pre-tax and after-tax favorable prior period development was $247 million (4.2 percentage points of the combined ratio) and $198 million, respectively, compared with $83 million pre-tax (2.4 percentage points of the combined ratio) and $67 million after-tax last year. On a 2015 pro forma basis, total P&C pre-tax and after-tax favorable prior period development for first quarter of 2015 was $192 million (2.9 percentage points of the combined ratio) and $148 million, respectively.

•
Net investment income was $674 million which is net of $93 million related to the amortization of the fair value adjustment on acquired invested assets of Chubb Corp. Excluding this amortization, net investment income was $767 million, compared with $551 million last year. The current period excludes $45 million related to the 14-day stub period (defined as the 14 days prior to the acquisition close on January 14, 2016).

Outlook

The pricing environment continues to grow incrementally more competitive, particularly in shorter-tail lines, and varies depending on the territory, line of business and size of risk.  Large account business, particularly shared and layered, is more competitive than mid-sized; wholesale is more competitive than retail; and property is more competitive than casualty-related, though casualty pricing is not keeping pace with loss cost trends.  During the quarter, for our large middle market commercial business, pricing was marginally better than we had anticipated and for major accounts about in line with expectations. As a result of the acquisition, in 2016 and 2017, we will be shrinking net premiums written in certain portfolios because we cannot earn adequate underwriting returns or because we want to reduce net catastrophe-related exposures. This is in addition to the business-as-usual underwriting actions we take as market conditions warrant.

In terms of integration-related savings, we are now projecting to exceed our original target of $650 million and expect an annualized run rate of approximately $750 million by year end 2018. Total one-time costs related to the merger are projected to be $811 million and consist of one-time expenses of $525 million directly attributable to achieving the $750 million savings, and other one-time expenses of $286 million related to the acquisition such as transaction costs, branding and employee retention costs.

In addition, by the fourth quarter of 2016, we are also now projecting an improvement to our annual investment income run-rate of $100 million to $120 million, without taking any significant additional risk, from what we would otherwise earn as we improve investment portfolio management.

We believe we are on track with integration plans - including organization structure, process, people, technology and growth initiatives, which are at a very early stage. Integration is going as expected, including cultural integration.

The following table presents expected annualized and realized integration-related savings and integration and merger-related expenses by year:

(in millions of U.S. dollars)	2015	2016	2017	2018	Total
Chubb integration-related savings (1)
Annualized savings	$—	$470	$690	$750	$750
Realized savings	$—	$275	$530	$715	$750

Chubb integration and merger-related expenses (2)
One-time integration expenses related to savings	$22	$343	$119	$41	$525
Other one-time merger-related expenses	11	210	56	9	286
Total expected integration and merger-related expenses	$33	$553	$175	$50	$811
(1) Realized savings are the portion that is recorded in the financial statements in the current period. Annualized savings are the annualized run rate of the realized savings that will impact future years.
(2) Integration expenses related to savings are one-time costs that are directly attributable to the achievement of the annualized savings, including employee severance, third-party consulting fees, and systems integration expenses. Other merger-related expenses are one-time costs directly attributable to the merger, including rebranding, employee retention costs and other professional and legal fees related to the acquisition.

The anticipated integration-related savings and integration and merger-related expenses may not be realized fully, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. Refer to the Risk Factors under Part II, Item 1A on page 93 for additional information.

Consolidated Operating Results – Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written (1)	$5,995	$4,076	47.1%
Net premiums earned (1)	6,597	3,927	68.0%
Net investment income	674	551	22.3%
Net realized gains (losses)	(394)	(89)	342.7%
Total revenues	6,877	4,389	56.7%
Losses and loss expenses	3,674	2,122	73.1%
Policy benefits (2)	126	142	(11.3)%
Policy acquisition costs	1,413	707	99.9%
Administrative expenses	772	554	39.4%
Interest expense	146	68	114.7%
Other (income) expense (2)	28	(35)	NM
Amortization of purchased intangibles	7	30	(76.7)%
Chubb integration expenses	148	—	NM
Total expenses	6,314	3,588	76.0%
Income before income tax	563	801	(29.7)%
Income tax expense	124	120	3.3%
Net income	$439	$681	(35.6)%
NM – not meaningful

(1)
On a constant-dollar basis for the three months ended March 31, 2016, net premiums written increased $2,130 million or 55.1 percent in constant dollars and net premiums earned increased $2,852 million or 76.2 percent in constant dollars. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
Other (income) expense includes (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. For the three months ended March 31, 2016, these (gains) losses were $3 million compared with $(11) million in the prior year period. The offsetting movement in the separate account liabilities is included in Policy benefits.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. On an as-reported basis, consolidated net premiums written increased 47.1 percent for the three months ended March 31, 2016, primarily due to the Chubb Corp acquisition, which added $2,182 million, or 53.5 percent to premiums. This increase in premiums was partially offset by the adverse impact of foreign exchange of $211 million, or 8.0 percent. On a pro forma constant-dollar basis, net premiums written decreased $66 million or 1.0 percent for the three months ended March 31, 2016.

•
On an as-reported basis, net premiums written in our North America Commercial P&C Insurance segment increased $1,005 million, or 77.4 percent. On a pro forma constant-dollar basis, net premiums written declined $103 million, or 3.5 percent, primarily in our retail property and specialty lines, construction and retail financial lines. Within our Property and Specialty lines, construction business and retail financial lines, principally in our Major Account Management Liability and Financial Institution business, overall renewal retention was in line with prior year. The premium declines reflect lower new business driven by competitive market conditions and rate declines.

•
On an as-reported basis, net premiums written in our North America Personal P&C Insurance segment increased $738 million, primarily due to our acquisitions of the Chubb Corp (January 14, 2016) and Fireman's Fund (April 1, 2015). On a pro forma basis, net premiums written increased 6.8 percent, primarily due to growth in both our high net worth and ACE Private Risk Services businesses, primarily within our U.S. Homeowners line. The growth was driven by strong renewal premium retention, rate and exposure increases as well as modest growth in new business premiums. The growth in the quarter was also favorably impacted by the acquisition of the Fireman’s Fund, which contributed 4.3 percent of growth.

•
On an as-reported basis, net premiums written in our Overseas General Insurance segment increased $247 million, or 13.8 percent. On a pro forma constant-dollar basis, net premiums written increased $37 million, or 1.7 percent, primarily driven by growth in personal lines, partially offset by declines in our excess and surplus lines. Personal lines growth was primarily in Europe, reflecting new business in specialty products, and in Asia, driven by new personal residential business.

•
On an as-reported basis, net premiums written in our Life Insurance segment increased $25 million, or 5.1 percent. On a pro forma constant-dollar basis, net premiums written increased $23 million, or 4.6 percent, primarily due to growth in our Life insurance and Combined Insurance supplemental A&H businesses.

•
On an as-reported basis, net premiums written in our Global Reinsurance segment decreased $72 million, or 26.3 percent. On a pro forma constant-dollar basis, net premiums written declined $67 million, or 23.4 percent, as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition.

•
On an as-reported basis, net premiums written in our North America Agricultural Insurance segment decreased $24 million, or 27.0 percent, primarily due to lower premium retention as a result of the premium-sharing formulas with the U.S. government. Under the government's crop insurance profit and loss calculation formulas, we retained less premiums in 2016 as losses were lower compared to 2015.  This decline was partially offset by lower cessions under existing third party proportional reinsurance programs.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. On an as-reported basis, net premiums earned increased $2,670 million, or 68.0 percent, for the three months ended March 31, 2016, primarily due to the Chubb Corp acquisition which added $2,763 million, or 70.4 percent, of growth to premiums partially offset by the adverse impact of foreign currency of $182 million, or 4.6 percent. On a constant-dollar basis, net premiums earned increased $2,852 million, or 76.2 percent, for the three months ended March 31, 2016.

On a pro forma constant-dollar basis, net premiums earned increased $203 million, or 3.0 percent, primarily in our North America Personal P&C Insurance, Overseas General Insurance, and Life Insurance segments due to the same factors driving the increase in net premiums written as described above. In addition, North America Commercial P&C Insurance net premiums earned increased $30 million despite the decline in net premiums written reflecting the earning in of prior year premium growth. Our North America Agricultural Insurance and Global Reinsurance segments net premiums earned declined due to the same factors driving the decrease in net premiums written as described above.

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

The following table presents the components of GAAP combined ratio:

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio	57.3%	57.1%
Policy acquisition cost ratio	21.2%	17.4%
Administrative expense ratio	11.5%	13.9%
GAAP combined ratio	90.0%	88.4%

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio. The loss ratio numerator includes adjusted losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes Net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net earned premiums when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our core underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio	57.3%	57.1%
Catastrophe losses and related reinstatement premiums	(4.2)%	(1.5)%
Prior period development	4.3%	2.5%
Loss and loss expense ratio, adjusted	57.4%	58.1%

On an as-reported basis, total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $258 million for the three months ended March 31, 2016, compared with $51 million in the prior year period. Catastrophe losses through March 31, 2016 were primarily related to severe weather-related events in the U.S. and U.K., and an earthquake in Taiwan. Catastrophe losses in the prior year period were primarily related to severe weather-related events in the U.S. and Asia.

The adjusted loss and loss expense ratio decreased 0.7 percentage points for the three months ended March 31, 2016, primarily due to the net favorable impact of the Chubb Corp acquisition which carries a relatively lower loss ratio in our North America P&C businesses but carries higher loss ratio in our international business.

On a pro forma basis, total net pre-tax catastrophe losses, excluding related reinstatement premiums, were $258 million for the three months ended March 31, 2016, compared with $315 million in the prior year period. Catastrophe losses through March 31, 2016 were primarily related to severe weather-related events in the U.S. and U.K., and an earthquake in Taiwan. Catastrophe losses in the prior year period were primarily related to severe weather-related events in the U.S. and Asia. The pro forma adjusted loss and loss expense ratio decreased 0.1 percentage points primarily due to lower non-catastrophe weather related losses in the current year.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. On an as-reported basis, we experienced net favorable prior period development of $247 million and $83 million for the three months ended March 31, 2016 and 2015, respectively. Refer to “Prior Period Development” for additional information.

On a pro forma basis, prior period development was $247 million for the three months ended March 31, 2016, compared with $192 million in the prior year period.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. On an as-reported basis, our policy acquisition cost ratio increased 3.8 percentage points for the three months ended March 31, 2016 primarily due to the impact of normal initial year purchase accounting adjustments related to the Chubb Corp acquisition.  As a result of purchase accounting requirements, the fair value adjustment related to the unearned premiums at the date of the purchase is amortized over the remaining coverage period as additional policy acquisition costs, which increased policy acquisition costs by $570 million for the three months ended March 31, 2016. Partially offsetting this adjustment is the $506 million favorable impact from the acquired unearned premiums recognized over the remaining coverage period with no expense for the historical acquisition costs that were incurred to write these policies (the acquired deferred acquisition cost asset is written off in purchase accounting). The net unfavorable impact of these purchase accounting adjustments was 1.0 percentage points to the ratio. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business were more appropriately classified as policy acquisition costs. This resulted in a $71 million increase to policy acquisition costs and a 1.2 percentage point increase to the policy acquisition cost ratio, with an offsetting decrease to administrative expenses for the three months ended March 31, 2016.

On a pro forma basis, the policy acquisition cost ratio increased by 0.2 percentage points primarily due to a shift in the mix of business towards more personal lines products that carried a higher acquisition cost ratio.

On an as-reported basis, our administrative expense ratio declined 2.4 percentage points for the three months ended March 31, 2016, primarily due to the $71 million reclassification of underwriting costs that are directly attributable to the successful acquisition of business, which decreased the administrative expense ratio by 1.2 percentage points, as discussed above, and cost savings realized as a result of the Chubb Corp acquisition of $28 million by segment as follows: North America Commercial P&C Insurance, $14 million; North America Personal P&C Insurance, $5 million; Overseas General Insurance, $6 million; and Corporate, $3 million.

On a pro forma basis, our administrative expense ratio decreased 0.4 percentage points, primarily due to cost savings realized as a result of the Chubb Corp acquisition, partially offset by the impact of the Fireman’s Fund acquisition, which carries a higher administrative expense ratio.

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 22.1 percent and 15.0 percent for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective rate is primarily due to a higher percentage of realized losses being generated in lower taxing jurisdictions and a higher percentage of operating profits being generated in higher taxing jurisdictions, primarily driven by the earnings generated as a result of the Chubb Corp acquisition. The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three months ended March 31, 2016, approximately 39 percent of our total pre-tax income was tax effected based on these lower rates compared with 66 percent for the three months ended March 31, 2015. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 20.0 percent, 7.83 percent, and 0.0 percent, respectively. In addition, as part of the Chubb Corp acquisition, we have an intercompany loan that benefits our income tax expense by $19 million in the three months ended March 31, 2016.

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

Three Months Ended March 31	Long-tail	Short-tail	Total
(in millions of U.S. dollars, except for percentages)
2016
North America Commercial P&C Insurance	$(142)	$(36)	$(178)
North America Personal P&C Insurance	—	(3)	(3)
North America Agricultural Insurance	—	(41)	(41)
Overseas General Insurance	—	(30)	(30)
Global Reinsurance	(2)	(1)	(3)
Corporate	8	—	8
Total	$(136)	$(111)	$(247)
2015
North America Commercial P&C Insurance	$(2)	$(28)	$(30)
North America Personal P&C Insurance	—	—	—
North America Agricultural Insurance	—	(33)	(33)
Overseas General Insurance	—	(24)	(24)
Global Reinsurance	(1)	(4)	(5)
Corporate	9	—	9
Total	$6	$(89)	$(83)

North America Commercial P&C Insurance
For the three months ended March 31, 2016, net favorable PPD was $178 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $142 million in long-tail business, primarily from:

•
Favorable development of $140 million in our commercial excess and umbrella business, driven by continued lower than expected reported loss activity in accident years 2010 and prior; in general, the severity of claims has been less than previously expected;

•
Favorable development of $43 million in our professional errors and omissions (E&O) business, mainly impacting the 2012 and prior accident years, arising from both lower than expected reported loss activity and a claims review of case reserves held for a small number of large claims; and

•
Adverse development of $26 million in several primary casualty books of business, with higher than expected reported loss activity, mainly associated with construction defect coverages, leading to upward revisions of ultimate liability primarily impacting the 2006 through 2008 accident years.

•
Net favorable development of $36 million in short-tail business which was the net result of several underlying favorable and adverse movement, none of which was significant individually or in the aggregate.

For the three months ended March 31, 2015, net favorable PPD was $30 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•	Net favorable development of $28 million in short-tail business, primarily from favorable development of $24 million in our surety business, due to favorable claim emergence in the 2013 accident year.

North America Personal P&C Insurance
For the three months ended March 31, 2016, net favorable PPD was $3 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate. There was no prior period development in the prior year period.

North America Agricultural Insurance
For the three months ended March 31, 2016, net favorable PPD was $41 million. Actual claim development in the three months ended March 31, 2016 for the 2015 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2015.

For the three months ended March 31, 2015, net favorable PPD was $33 million. Actual claim development in the three months ended March 31, 2015 for the 2014 crop year for the MPCI business was favorable due to better than expected crop yield results in certain states at year-end 2014.

Overseas General Insurance
For the three months ended March 31, 2016 and 2015, net favorable PPD was $30 million and $24 million, respectively, which was the net result of several underlying favorable and adverse movements across a number of short-tail and specialty lines, none of which were significant individually or in the aggregate.

Global Reinsurance
For the three months ended March 31, 2016 and 2015, net favorable PPD was $3 million and $5 million, respectively, which was the net result of several underlying favorable and adverse movements across a number of lines and across a number of treaty years, none of which were significant individually or in the aggregate.

Corporate
For the three months ended March 31, 2016 and 2015, adverse PPD was $8 million and $9 million, respectively, due to unallocated loss adjustment expenses paid and incurred in the respective periods on our run-off lines.

Segment Operating Results – Three Months Ended March 31, 2016 and 2015

Effective the first quarter of 2016, reflecting our significantly larger and expanded operations, subsequent to the Chubb acquisition, we implemented organizational changes that resulted in new business segments. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life. We have also redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years and certain mass tort exposures. Prior period amounts contained in this report have been adjusted to conform to the new segment presentation.

Pro forma measures presented throughout this section are prepared exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting in order to present the underlying profitability of our insurance business.  We believe this measure provides visibility into our results and allows for comparability to our historical results and is consistent with how management evaluates results.  We have discussed our results on a pro forma basis for both the current and prior year periods, which are defined below:

2016 Pro forma results: The combined company results are inclusive of the first 14 days of January 2016 (the acquisition closed January 14, 2016) and do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition.

2015 Pro forma results: Legacy ACE plus Legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain Legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb Corp segment underwriting income by allocating the amortization of deferred acquisition costs to each segment.  2015 pro forma excludes purchase accounting adjustments.

A reconciliation of pro forma results as defined above to pro forma results in accordance with SEC guidance under Article 11 is provided under the Non-GAAP Reconciliation section starting on page 70.

North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North American Major Accounts and Specialty Insurance (principally large corporate and upper middle market accounts), and the North American Commercial Insurance divisions (principally middle market and small commercial accounts).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written	$2,302	$1,297	77.4%
Net premiums earned	2,896	1,380	109.9%
Losses and loss expenses	1,747	915	90.9%
Policy acquisition costs	482	130	270.8%
Administrative expenses	266	151	76.2%
Underwriting income	401	184	117.9%
Adjusted net investment income	426	258	65.1%
Segment income	$827	$442	87.1%
Loss and loss expense ratio	60.3%	66.3%
Policy acquisition cost ratio	16.7%	9.4%
Administrative expense ratio	9.1%	11.0%
Combined ratio	86.1%	86.7%

On an as-reported basis, net premiums written increased 77.4 percent for the three months ended March 31, 2016, primarily due to the Chubb Corp acquisition which added $1,081 million.
On a pro forma constant-dollar basis, net premiums written declined $103 million, or 3.5 percent, primarily in our retail property and specialty lines, construction and retail financial lines. Within our Property and Specialty lines and construction business the premium declines reflect lower new business driven by competitive market conditions and rate declines. Within our retail financial lines, overall renewal retention was in line with prior year. The declines in financial lines premium were principally in our Major Account Management Liability and Financial Institutions business, where we are experiencing competitive market conditions and rate declines.
On an as-reported basis, net premiums earned increased 109.9 percent for the three months ended March 31, 2016, primarily due to the Chubb Corp acquisition which added $1,515 million, or 110 percent of growth to premiums. On a pro forma basis, net premiums earned increased $30 million or 1.0 percent, reflecting the earning in of prior year premium growth.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio, as reported	60.3%	66.3%
Catastrophe losses and related reinstatement premiums	(2.8)%	(0.7)%
Prior period development	6.2%	2.3%
Loss and loss expense ratio, adjusted	63.7%	67.9%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $81 million for the three months ended March 31, 2016, compared with $9 million in the prior year period on an as-reported basis and $66 million on a pro forma basis. Catastrophe losses through both March 31, 2016 and 2015 were primarily from severe weather-related events in the U.S. Net favorable prior period development was $178 million for the three months ended March 31, 2016, compared with $30 million in the prior year period on an as-reported basis and $115 million on a pro forma basis. Refer to “Prior Period Development” for additional information on an as-reported basis. The adjusted loss and loss expense ratio decreased 4.2 percentage points for the three months ended March 31, 2016, primarily due to the addition of Chubb Corp business, which carried a lower loss ratio. On a pro forma basis, the adjusted loss and loss expense ratio increased 0.3 percentage points.

On an as-reported basis, the policy acquisition cost ratio increased 7.3 percentage points for the three months ended March 31, 2016, primarily due to the addition of the Chubb Corp business which has a higher acquisition ratio and the impact of purchase accounting adjustments related to the Chubb Corp acquisition. As a result of purchase accounting requirements, the fair value adjustment related to the unearned premiums at the date of the purchase is amortized over the remaining coverage period through policy acquisition costs, which increased policy acquisition costs by $315 million for the three months ended March 31, 2016. Partially offsetting this amortization is the $269 million favorable impact from the acquired unearned premiums recognized over the remaining coverage period with no expense for the historical acquisition costs that were incurred to write these policies. The net unfavorable impact of these purchase accounting adjustments was 1.6 percentage points to the ratio. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business were more appropriately classified as policy acquisition costs. This resulted in a $31 million increase to policy acquisition costs and a 1.1 percentage point increase to the policy acquisition cost ratio, with an offsetting decrease to administrative expenses ratio for the three months ended March 31, 2016.

On a pro forma basis, the policy acquisition cost ratio decreased 0.3 percentage points for the three months ended March 31, 2016.
The administrative expense ratio was lower by 1.9 percentage points for the three months ended March 31, 2016 primarily due to the $31 million reclassification of certain underwriting costs that are directly attributable to the successful acquisition of business to policy acquisition costs, which decreased the administrative expense ratio by 1.1 percentage points, as discussed above, cost savings realized, and the inclusion of the Chubb Corp businesses which carried a lower administrative expense ratio.
On a pro forma basis, the administrative expense ratio remained relatively flat for the three months ended March 31, 2016.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment is the business written by the North America Personal Risk Services, which comprises Chubb high net worth personal lines business and ACE Private Risk Services, which includes operations in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written	$871	$133	NM
Net premiums earned	1,024	146	NM
Losses and loss expenses	661	111	NM
Policy acquisition costs	249	31	NM
Administrative expenses	88	19	NM
Underwriting income (loss)	26	(15)	NM
Adjusted net investment income	47	5	NM
Segment income (loss)	$73	$(10)	NM
Loss and loss expense ratio	64.6%	76.4%
Policy acquisition cost ratio	24.3%	21.0%
Administrative expense ratio	8.6%	12.8%
Combined ratio	97.5%	110.2%

On an as-reported basis, net premiums written increased $738 million for the three months ended March 31, 2016, primarily due to the acquisitions of the Chubb Corp (January 14, 2016) and the Fireman's Fund (April 2015) which added $691 million and $39 million, respectively, of growth to premiums.
On a pro forma basis, net premiums written increased 6.8 percent for the three months ended March 31, 2016, primarily due to the acquisition of the Fireman’s Fund, which contributed to 4.3 percent of growth, and growth in both our Chubb high net worth and ACE Private Risk services businesses, primarily within our U.S. Homeowners line. The growth was driven by strong renewal premium retention, rate and exposure increases as well as modest growth in new business.
On an as-reported basis, net premiums earned increased $878 million for the three months ended March 31, 2016, primarily due to the acquisitions described above. On a pro forma basis, net premiums earned increased $127 million or 12.7 percent reflecting good net premiums written growth and the acquisition of the Fireman’s Fund.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio, as reported	64.6%	76.4%
Catastrophe losses and related reinstatement premiums	(15.2)%	(24.9)%
Prior period development	0.2%	—
Loss and loss expense ratio, adjusted	49.6%	51.5%

Net pre-tax catastrophe losses, excluding reinstatement premiums, were $156 million for the three months ended March 31, 2016, compared with $36 million in the prior year period on an as-reported basis, and $243 million on a pro forma basis. Catastrophe losses through both March 31, 2016 and 2015 were primarily from severe weather-related events in the U.S. Net favorable prior period development was $3 million for the three months ended March 31, 2016, compared with nil in the prior year period. The adjusted loss and loss expense ratio decreased 1.9 percentage points for the three months ended March 31, 2016, and decreased 3.3 percentage points on a pro forma basis, reflecting lower non-catastrophe weather related losses in the current year.

On an as-reported basis, the policy acquisition cost ratio increased 3.3 percentage points for the three months ended March 31, 2016, primarily due to the impact of purchase accounting adjustments related to the Chubb Corp acquisition. As a result of purchase accounting requirements, the fair value adjustment related to the unearned premiums at the date of the purchase is amortized over the remaining coverage period through policy acquisition costs, which increased policy acquisition costs by $181 million for the three months ended March 31, 2016. Partially offsetting this amortization is the $150 million favorable impact from the acquired unearned premiums recognized over the remaining coverage period with no expense for the historical acquisition costs that were incurred to write these policies. The net unfavorable impact of these purchase accounting adjustments was 3.0 percentage points to the ratio.

The administrative expense ratio decreased 4.2 percentage points for the three months ended March 31, 2016, primarily due to the Chubb acquisition (4.9 percentage points impact), which carried a lower administrative expense ratio, partially offset by the Fireman's Fund acquisition, which carries a higher administrative expense ratio (1.1 percentage points).

On a pro forma basis, the administrative expense ratio increased 0.8 percentage points reflecting the Fireman's Fund acquisition, which carries a higher administrative expense ratio, partially offset by cost savings realized as a result of the Chubb Corp acquisition.

North America Agricultural Insurance

The North America Agricultural Insurance segment comprises our North American based businesses that provides a variety of coverages in the U.S. and Canada including crop insurance, primarily Multiple Peril Crop Insurance (MPCI) and crop-hail through Rain and Hail Insurance Service, Inc. (Rain and Hail) as well as farm and ranch and specialty P&C commercial insurance products and services through our Chubb Agribusiness unit.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written	$64	$88	(27.0)%
Net premiums earned	23	64	(63.7)%
Losses and loss expenses	(30)	22	NM
Policy acquisition costs	4	(4)	NM
Administrative expenses	(4)	(1)	NM
Underwriting income	53	47	12.8%
Adjusted net investment income	5	6	(16.7)%
Segment income	$58	$53	9.4%
Loss and loss expense ratio	(125.2)%	33.3%
Policy acquisition cost ratio	15.9%	(6.0)%
Administrative expense ratio	(17.6)%	(0.9)%
Combined ratio	(126.9)%	26.4%
Net premiums written decreased 27.0 percent for the three months ended March 31, 2016 primarily due to lower premium retention as a result of the premium-sharing formulas with the U.S. government. Under the government's crop insurance profit and loss calculation formulas, we retained less premiums in 2016 as losses were lower compared to 2015.  This decline was partially offset by lower cessions under existing third party proportional reinsurance programs for the three months ended March 31, 2016.
Net premiums earned decreased for the three months ended March 31, 2016 primarily due to the same factors driving the decrease in net premiums written as described above.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio, as reported	(125.2)%	33.3%
Catastrophe losses and related reinstatement premiums	(2.9)%	(1.1)%
Prior period development	203.2%	51.0%
Loss and loss expense ratio, adjusted	75.1%	83.2%

Net pre-tax catastrophe losses, were $2 million for the three months ended March 31, 2016, compared with $1 million in the prior year period. For the three months ended March 31, 2016 net favorable prior period development was $41 million, which included $85 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by $48 million of unfavorable decrease in net premium earned related to the government’s crop insurance profit and loss calculation formula. Also included in prior period development but not impacting the loss ratio was a $4 million favorable benefit of ceded profit share commissions earned from third-party reinsurers. For the three months ended March 31, 2015, net prior period development was $33 million favorable, which included a decrease in incurred losses of $36 million for lower than expected MPCI losses for the 2014 crop year, partially offset by $3 million of unfavorable decrease in net premium earned related to the governments crop insurance profit and loss calculation formulas. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio decreased 8.1 percentage points for the three months ended

March 31, 2016 compared to the prior year period which included higher loss adjustment expenses reflecting a revision in estimated claims handling costs.

The policy acquisition cost ratio increased 21.9 percentage points for the three months ended March 31, 2016 due primarily to the $48 million reduction in net premium earned this year, compared to a reduction of $3 million in the prior year. Excluding the impact of these reductions in net premium earned, the policy acquisition ratio increased over prior year by 10 percentage points due to higher agent profit sharing commissions in the current year, partially offset by higher ceded profit share commission benefits on third-party reinsurance for the three months ended March 31, 2016.

The administrative expense ratio decreased 16.7 percentage points for the three months ended March 31, 2016 primarily due to the $48 million reduction in net premium earned this year, compared to a reduction of $3 million in the prior year. Excluding the impact of these reductions in net premium earned, the administrative expense ratio decreased over prior year by 4 percentage points due to a larger benefit for the three months ended March 31, 2016 from higher Administrative and Operating (A&O) reimbursements on the MPCI business.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our commercial P&C traditional and specialty lines serving large corporations, middle market and small customers, A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 and Lloyd's Syndicate 1882. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 and Syndicate 1882, which are managed by Chubb Underwriting Agencies Limited. The reinsurance operation of CGM is included in the Global Reinsurance segment.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written (1)	$2,041	$1,794	13.8%
Net premiums earned	1,955	1,637	19.4%
Losses and loss expenses	1,021	814	25.4%
Policy acquisition costs	503	389	29.3%
Administrative expenses	263	256	2.7%
Underwriting income (2)	168	178	(5.6)%
Adjusted net investment income	146	138	5.8%
Segment income	$314	$316	(0.6)%
Loss and loss expense ratio	52.2%	49.7%
Policy acquisition cost ratio	25.7%	23.8%
Administrative expense ratio	13.5%	15.6%
Combined ratio	91.4%	89.1%

(1)
For the three months ended March 31, 2016, net premiums written increased $421 million or 26.1 percent on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three months ended March 31, 2016, underwriting income decreased $6 million or 3.5 percent on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period

On an as-reported basis, net premiums written increased 13.8 percent for the three months ended March 31, 2016 primarily due to the impact of the Chubb Corp acquisition, which added $385 million, or 21.5 percent of growth to premiums, partially offset by the adverse impact of foreign exchange which decreased premium by $174 million.
On a pro forma constant-dollar basis, net premiums written increased by $37 million, or 1.7 percent, for the three months ended March 31, 2016, primarily driven by growth in personal lines, partially offset by declines in our excess and surplus lines. Personal lines growth was across all regions but primarily in Europe, reflecting new business in specialty products, and in Asia, driven by new personal residential business.

On an as-reported basis, net premiums earned increased 19.4 percent for the three months ended March 31, 2016, primarily due to the same factors driving the increase in net premiums written as described above.
Overseas General Insurance conducts business internationally and in most major foreign currencies. The following table presents a regional breakdown of Overseas General Insurance net premiums written on an as-reported basis:

	Three Months Ended March 31					% Change
(in millions of U.S. dollars, except for percentages)	2016	2016 % of Total	2015	2015 % of Total	C$(1) 2015	Q-16 vs. Q-15	C$(1)Q-16 vs. Q-15
Region
Europe(2)	$899	44%	$780	43%	$734	15.3%	22.5%
Latin America	482	24%	459	26%	372	5.0%	29.6%
Asia	570	28%	452	25%	421	26.1%	35.4%
Other(3)	90	4%	103	6%	93	(12.6)%	(3.2)%
Net premiums written	$2,041	100%	$1,794	100%	$1,620	13.8%	26.1%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Europe excluding Eurasia and Africa region.
(3) Combined International, Eurasia and Africa region, other international.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio, as reported	52.2%	49.7%
Catastrophe losses and related reinstatement premiums	(0.9)%	(0.3)%
Prior period development	1.5%	1.5%
Loss and loss expense ratio, adjusted	52.8%	50.9%

On an as-reported and pro forma basis, net pre-tax catastrophe losses, excluding reinstatement premiums, were $18 million for the three months ended March 31, 2016, compared with $5 million in the prior year period. Catastrophe losses through March 31, 2016 were primarily related to severe weather related events in the U.K. and an earthquake in Taiwan. Catastrophe losses through March 31, 2015 were primarily related to severe storms in Asia. As-reported net favorable prior period development was $30 million for the three months ended March 31, 2016, compared with $24 million in the prior year period. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio increased 1.9 percentage points for the three months ended March 31, 2016 due to the Chubb Corp acquisition which carries a higher loss ratio.

Pro forma net favorable prior period development was $30 million for the three months ended March 31, 2016, compared with $50 million in the prior year period. The pro forma adjusted loss and loss expense ratio decreased 1.0 percentage points, primarily due to primarily due to a low level of short-tail large losses in the prior year period and a shift in the mix of business.
On an as-reported basis, the policy acquisition cost ratio increased 1.9 percentage points for the three months ended March 31, 2016, primarily because we determine that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $36 million increase to policy acquisition costs and a 1.8 percentage point increase to the policy acquisition cost ratio, and an offsetting decrease to administrative expenses for the three months ended March 31, 2016.
On a pro forma basis, the policy acquisition cost ratio increased 1.1 percentage points for the three months ended March 31, 2016, as there was a shift in the mix of business towards more personal lines products as described above.
On an as-reported basis, the administrative expense ratio decreased 2.1 percentage points for the three months ended March 31, 2016 due to the $36 million reclassification of underwriting costs that are directly attributable to the successful acquisition of business as discussed above, which decreased the administrative expense ratio by 1.8 percentage points, as discussed above, and cost savings realized as a result of the Chubb Corp acquisition.
On a pro forma basis, the administrative expense ratio decreased 0.9 percentage points for the three months ended March 31, 2016, primarily due to cost savings realized as a result of the Chubb Corp acquisition.

Global Reinsurance

The Global Reinsurance segment represents our reinsurance operations comprising Chubb Tempest Re Bermuda, Chubb Tempest Re USA, Chubb Tempest Re International, and Chubb Tempest Re Canada. Following the Chubb Corp acquisition, Chubb Tempest Re USA includes the run-off business of legacy Chubb Re, and Chubb Tempest Re International includes the active legacy Chubb U.K. assumed reinsurance business. Global Reinsurance markets its reinsurance products worldwide under the Chubb Tempest Re brand name and provides a broad range of traditional reinsurance coverage to a diverse array of primary P&C companies.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written	$201	$273	(26.3)%
Net premiums earned	202	226	(10.7)%
Losses and loss expenses	89	99	(10.1)%
Policy acquisition costs	53	54	(1.9)%
Administrative expenses	14	12	16.7%
Underwriting income	46	61	(24.6)%
Adjusted net investment income	67	75	(10.7)%
Segment income	$113	$136	(16.9)%
Loss and loss expense ratio	44.3%	43.6%
Policy acquisition cost ratio	26.2%	24.0%
Administrative expense ratio	6.8%	5.6%
Combined ratio	77.3%	73.2%

On an as-reported basis, net premiums written decreased 26.3 percent for the three months ended March 31, 2016 as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition.

On a pro forma basis, net premiums written declined 25.1 percent, or $74 million, due to the same factors as described above.

On an as-reported basis, net premiums earned decreased 10.7 percent primarily due to the same factors driving the decrease in net premiums written as described above. Net premiums earned declined less than net premiums written for the three months ended March 31, 2016 due to the favorable contribution to earned premium of written premium activity throughout 2015.
On a pro forma basis, net premiums earned decreased 11.5 percent, or $26 million, for the three months ended March 31, 2016 primarily due to the same factors as described above.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2016	2015
Loss and loss expense ratio, as reported	44.3%	43.6%
Catastrophe losses and related reinstatement premiums	(0.3)%	—
Prior period development	1.5%	2.4%
Loss and loss expense ratio, adjusted	45.5%	46.0%

On an as-reported and pro forma basis, net pre-tax catastrophe losses, excluding reinstatement premiums, were $1 million for the three months ended March 31, 2016, compared with nil in the prior year period. As-reported net favorable prior period development was $3 million for the three months ended March 31, 2016, compared with $5 million in the prior year period. Refer to “Prior Period Development” for additional information. The adjusted loss and loss expense ratio declined 0.5 percentage points for the three months ended March 31, 2016 primarily due to a change in the mix of business towards products that have a lower loss ratio.

Pro forma net favorable prior period development was $3 million for the three months ended March 31, 2016 compared with $6 million in the prior year period. The pro forma adjusted loss and loss expense ratio declined slightly for the three months ended March 31, 2016.

The policy acquisition cost ratio increased 2.2 percentage points for the three months ended March 31, 2016, primarily due to a change in the mix of business towards higher acquisition cost ratio proportional reinsurance products.

On a pro forma basis, the policy acquisition cost ratio increased 2.8 percentage points for the three months ended March 31, 2016, primarily due to the factors as described above.

The administrative expense ratio increased 1.2 percentage points for the three months ended March 31, 2016, primarily from lower net premiums earned.

On a pro forma basis, the administrative expense ratio remained flat for the three months ended March 31, 2016.

Life Insurance

The Life Insurance segment comprises Chubb's international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and the life business of Combined Insurance. We assess the performance of our life business based on Life segment income, which includes (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Net premiums written	$516	$491	5.1%
Net premiums earned	497	474	4.9%
Losses and loss expenses	177	152	16.4%
Policy benefits (1)	126	142	(11.3)%
(Gains) losses from fair value changes in separate account assets (1)	3	(11)	NM
Policy acquisition costs	122	107	14.0%
Administrative expenses	72	73	(1.4)%
Net investment income	67	66	1.5%
Life Insurance segment income	$64	$77	(16.9)%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified for Life Insurance segment income presentation from Other (income) expense in Corporate. For example, the three months ended March 31, 2016 included losses on these assets of $3 million; the offsetting movement in the separate account liabilities is included in and reduces Policy benefits.

On an as-reported basis, net premiums written increased 5.1 percent for the three months ended March 31, 2016, primarily reflecting the impact of the Chubb Corp acquisition, which added $22 million, or 4.5 percent of growth to premiums. On a constant-dollar basis, net premiums written increased 10.2 percent, or $48 million due to growth in our Life insurance business primarily in Asia, and in our Combined Insurance supplemental A&H business from growth in our program business. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.
On a pro forma basis, net premiums written were flat as growth in our Life insurance and Combined Insurance supplemental A&H businesses as noted above, was offset by the adverse impact of foreign exchange of $23 million.

	Three Months Ended
	March 31				% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	C$(1) 2015	Q-16 vs. Q-15	C$ Q-16 vs. Q-15
Deposits collected on Universal life and investment contracts	$213	$253	$241	(15.9)%	(11.5)%

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected decreased for the three months ended March 31, 2016, primarily due to a decline in Taiwan driven by competitive market conditions, partially offset by growth in other Asian markets.

Life Insurance segment income decreased $13 million for the three months ended March 31, 2016, primarily due to unfavorable loss reserve development related to our Combined Insurance supplemental A&H business. Also, our life reinsurance business continued to decline as there is no new life reinsurance being written.

Corporate

Corporate results primarily includes the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) run-off liabilities and certain other mass tort exposures.
Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb Corp A&E claims in 2016. Corporate staff expenses and net investment income of Chubb Limited, including the amortization of the fair valued of acquired invested assets and debt, interest expense, Chubb integration expenses and the results of Chubb Group Management and Holdings Ltd, and Chubb INA Holdings, Inc. are reported within Corporate.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15
Losses and loss expenses	9	9	—
Administrative expenses	73	44	65.9%
Underwriting loss	82	53	54.7%
Net investment income (loss)	(84)	3	NM
Interest expense	146	68	114.7%
Net realized gains (losses)	(394)	(89)	342.7%
Other (income) expense	25	(24)	NM
Amortization of purchased intangibles	7	30	(76.7)%
Chubb integration expenses	148	—	NM
Income tax expense	124	120	3.3%
Net loss	$(1,010)	$(333)	203.3%
NM – not meaningful

On an as-reported basis, losses and loss expenses were $9 million for both the three months ended March 31, 2016 and 2015, related primarily to unallocated loss adjustment expenses of the A&E claim operations. On a pro forma basis, losses and loss expenses were $9 million and $17 million for the three months ended March 31, 2016 and 2015, respectively. The incurred losses and loss expenses were higher in the prior year period primarily due to the environmental reserve action as a result of a quarterly A&E reserve review of legacy Chubb Corp business.

Administrative expense increased by $29 million, or 65.9 percent for the three months ended March 31, 2016, primarily due to the Chubb Corp acquisition. On a pro forma basis, administrative expenses decreased $6 million primarily due to cost savings realized as a result of the Chubb Corp acquisition.

Net investment income for the three months ended March 31, 2016 included amortization of $93 million related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Excluding the fair value adjustment amortization, net investment income increased by $6 million. Refer to the Net Investment Income section for a discussion on consolidated Net investment income.

Interest expense increased $78 million for the three months ended March 31, 2016 primarily driven by the $5.3 billion senior notes issued in November 2015, as well as the $3.3 billion par value of debt assumed in connection with the Chubb Corp acquisition.

Net realized losses for three months ended March 31, 2016, consisted primarily of $210 million of losses on our investment portfolios. In addition, realized losses of $230 million were associated with a net increase in the fair value of GLB liabilities. These increases were primarily due to lower interest rates, falling international equity market levels, and the unfavorable impact of discounting future claims for one less quarter.  In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three months ended March 31, 2016 we experienced realized losses of $15 million related to these derivative instruments.  For further discussion of the remaining Net realized gains and (losses), refer to "Net realized and unrealized gains and (losses)".

Other expense of $25 million for the three months ended March 31, 2016 related primarily to losses of partially owned entities. Refer to the Other Income and Expense Items section for further information.

Chubb integration expenses were $148 million for the three months ended March 31, 2016, primarily comprising $75 million of personnel-related expenses, including severance and employee retention and relocation, $38 million of advisor fees, and $12 million of consulting fees. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Amortization of purchased intangibles of $7 million for the three months ended March 31, 2016, primarily related to the Chubb Corp acquisition, which included a favorable impact of the amortization of the fair value adjustment to acquired loss reserves as part of the Chubb Corp acquisition. Refer to the Amortization of Purchased Intangibles section for further information.

Non-GAAP Reconciliation

We provide financial measures such as net premiums written, net premiums earned and underwriting income on a constant-dollar basis. We believe it is useful to evaluate the trends in these measures exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the currencies in which our international business is transacted, as these exchange rates could fluctuate significantly between periods and distort the analysis of trends. The impact is determined by assuming constant foreign exchange rates between periods by translating prior period results using the same local currency exchange rates as the comparable current period.

Pro forma measures presented throughout this section are prepared exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting in order to present the underlying profitability of our insurance business.  We believe this measure provides visibility into our results and allows for comparability to our historical results and is consistent with how management evaluates results.  We have discussed our results on a pro forma basis for both the current and prior year periods, which are defined below:

2016 Pro forma results: The combined company results are inclusive of the first 14 days of January 2016 (the acquisition closed January 14, 2016) and do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition.

2015 Pro forma results: Legacy ACE plus Legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain Legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb Corp segment underwriting income by allocating the amortization of deferred acquisition costs to each segment.  2015 pro forma excludes purchase accounting adjustments.

The following tables present a reconciliation of 2016 pro forma results to as-reported 2016 results as well as 2015 pro forma results to as-reported 2015 results and pro forma results as calculated in accordance with SEC Article 11:

	Three Months Ended
	March 31
(in millions of U.S. dollars, except percentages)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North American Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated	Global P&C(1)
Net premiums written
2016 pro forma
As reported	$2,302	$871	$64	$2,041	$201	$516	$5,995	$5,415
14 day stub period	519	100	—	215	20	1	855	854
2016 pro forma	$2,821	$971	$64	$2,256	$221	$517	$6,850	$6,269
2015 SEC pro forma
As reported	$1,297	$133	$88	$1,794	$273	$491	$4,076	$3,497
Legacy Chubb	1,631	776	—	667	22	10	3,106	3,096
Accounting policy alignment	—	—	—	19	—	15	34	19
2015 SEC pro forma	$2,928	$909	$88	$2,480	$295	$516	$7,216	$6,612
Constant-dollar 2015 pro forma	$2,924	$904	$88	$2,219	$288	$494	$6,916	$6,334
Constant-dollar change pro forma	$(103)	$67	(24)	$37	$(67)	23	$(66)	$(65)
Constant-dollar percent change pro forma	(3.5)%	7.4%	(27.0)%	1.7%	(23.4)%	4.6%	(1.0)%	(1.0)%

Net premiums earned
2016 pro forma
As reported	$2,896	$1,024	$23	$1,955	$202	$497	$6,597	$6,077
14 day stub period	208	110	—	71	—	2	391	389
2016 pro forma	$3,104	$1,134	$23	$2,026	$202	$499	$6,988	$6,466
2015 SEC pro forma
As reported	$1,380	$146	$64	$1,637	$226	$474	$3,927	$3,389
Legacy Chubb	1,694	861	—	538	2	10	3,105	3,095
Accounting policy alignment	—	—	—	(9)	—	14	5	(9)
2015 SEC pro forma	$3,074	$1,007	$64	$2,166	$228	$498	$7,037	$6,475
Constant-dollar 2015 pro forma	$3,065	$1,006	$64	$1,949	$224	$477	$6,785	$6,244
Constant-dollar change pro forma	$39	$128	$(41)	$77	$(22)	$22	$203	$222
Constant-dollar percent change pro forma	1.3%	12.7%	(63.7)%	4.0%	(10.0)%	4.7%	3.0%	3.6%
(1) Global P&C performance metrics are non-GAAP financial measures and comprise consolidated operating results (including corporate) and exclude the operating results of the company’s Life Insurance and North American Agricultural Insurance segments. We believe that these measures are useful and meaningful to investors as they are used by management to assess the company’s global P&C operations which are the most economically similar. We exclude the North American Agricultural Insurance and Life Insurance segments because the results of these businesses do not always correlate with the results of our global P&C operations.

Three months ended
(in millions of U.S. dollars, except percentages)	March 31
Total P&C (1)
Underwriting income
2016 pro forma
As reported (2)	$612
14 day stub period	44
Amortization of acquired unearned premium reserves intangible asset	570
Elimination of deferred acquisition cost benefit	(506)
2016 pro forma	$720
2015 SEC pro forma
As reported (2)	$402
Legacy Chubb	207
Accounting policy alignment	(24)
2015 pro forma	$585
Amortization of acquired unearned premium reserves intangible asset	(674)
Elimination of deferred acquisition cost benefit	543
2015 SEC proforma	$454

Constant-dollar 2015 pro forma	$560
Change pro forma	$135
Percentage change pro forma	23.2%
Constant-dollar change pro forma	$160
Constant-dollar change pro forma	28.6%
(1) P&C performance metrics are non-GAAP financial measures and excludes the Life Insurance segment.
(2) Refer to footnote 12 to the Consolidated Financial Statements for a reconciliation to Net income.

	Three Months Ended March 31
(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North American Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate		Total P&C
Loss and loss expenses
2016 pro forma
As reported	$1,747	$661	$(30)	$1,021	$89	$9		$3,497
14 day stub period	127	53	—	42	—	—		222
2016 pro forma	$1,874	$714	$(30)	$1,063	$89	$9		$3,719
2015 SEC pro forma
As reported	$915	$111	$22	$814	$99	$9		$1,970
Legacy Chubb	977	656	—	268	(1)	14		1,914
Accounting policy alignments	—	—	—	(1)	—	(6)		(7)
2015 SEC pro forma	$1,892	$767	$22	$1,081	$98	$17		$3,877
Policy acquisition costs
2016 pro forma
As reported	$482	$249	$4	$503	$53	$—		$1,291
Amortization of acquired unearned premium reserves intangible asset	(315)	(181)	—	(74)	—	—		(570)
Elimination of deferred acquisition cost benefit	269	150	—	87	—	—		506
14 day stub period	33	14	—	13	—	—		60
2016 pro forma	$469	$232	$4	$529	$53	$—		$1,287
2015 SEC pro forma
As reported	$130	$31	$(4)	$389	$54	$—		$600
Legacy Chubb	311	186	—	127	(1)	—		623
Accounting policy alignment	32	3	—	26	—	—		61
2015 pro forma	$473	$220	$(4)	$542	$53	$—		$1,284
Amortization of acquired unearned premium reserves intangible asset	373	214	—	87	—	—		674
Elimination of deferred acquisition cost benefit	(301)	(173)	—	(69)	$—	—		(543)
2015 SEC pro forma	$545	$261	$(4)	$560	$53	$—		$1,415

Administrative expenses
2016 pro forma
As reported	$266	$88	$(4)	$263	$14	$73		$700
14 day stub period	35	13	—	12	—	3		63
2016 pro forma	$301	$101	$(4)	$275	$14	$76		$763
2015 SEC pro forma
As reported	$151	$19	$(1)	$256	$12	$44		$481
Legacy Chubb	179	67	—	86	3	15		350
Accounting policy alignment	(32)	(3)	—	(26)	—	23		(38)
2015 SEC pro forma	$298	$83	$(1)	$316	$15	$82	—	$793
(Favorable) and unfavorable PPD, pre-tax
2015 SEC pro forma
As reported	$(30)	$—	$(33)	$(24)	$(5)	$9		$(83)
Legacy Chubb	(85)	(5)	—	(26)	(1)	8		(109)
2015 SEC pro forma	$(115)	$(5)	$(33)	$(50)	$(6)	$17		$(192)
Catastrophe losses, pre-tax
2015 SEC pro forma
As reported	$9	$36	$1	$5	$—	$—		$51
Legacy Chubb	57	207	—	—	—	—		264
2015 SEC pro forma	$66	$243	$1	$5	$—	$—		$315

Other Income and Expense Items

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Equity in net (income) loss of partially-owned entities	$15	$(33)
(Gains) losses from fair value changes in separate account assets	3	(11)
Federal excise and capital taxes	1	3
Acquisition-related costs (1)	1	2
Other	8	4
Other (income) expense	$28	$(35)
(1) Excludes integration costs related to the Chubb acquisition

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

Amortization of Purchased Intangibles

Amortization of purchased intangibles was $7 million for the three months ended March 31, 2016, compared with $30 million in the prior year period.  Amortization of purchased intangibles was lower in 2016 due primarily to the favorable impact of the amortization of the fair value adjustment on acquired Unpaid losses and loss expense  of $61 million, offset by the amortization of other intangibles, including agency distribution relationships, of $41 million related to the Chubb Corp acquisition.

The following table presents, as of March 31, 2016, the estimated pre-tax amortization expense for the second through fourth quarter of 2016 and the next five years for intangibles related to the Chubb Corp acquisition and intangibles from prior acquisitions.

	Chubb Corp acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair Value of Unpaid losses	Subtotal Chubb Corp acquisition	Other intangible assets	Total Amortization of purchased intangibles
Second quarter of 2016	$33	$8	$(61)	$(20)	$21	$1
Third quarter of 2016	33	8	(61)	(20)	21	1
Fourth quarter of 2016	33	8	(61)	(20)	21	1
2017	293	32	(160)	165	79	244
2018	320	32	(101)	251	70	321
2019	279	—	(62)	217	64	281
2020	239	—	(35)	204	58	262
2021	216	—	(20)	196	52	248
Total	$1,446	$88	$(561)	$973	$386	$1,359

At the date of acquisition, we recorded a deferred tax liability of $2,679 million associated with other intangible assets and unearned premium reserves intangibles related to the Chubb Corp acquisition. At March 31, 2016, the deferred tax liability associated with these intangibles was $2,465 million. The following table presents the expected reduction to the deferred tax liability, which assumed an expected 35 percent tax rate, which reduces as the other intangible assets and the Unearned premium reserves (UPR) intangible assets amortizes.  In addition, the table below presented the expected amortization for the remainder of the UPR intangible.

	Chubb Corp acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with other intangibles	Amortization of UPR intangible asset to be recorded through policy acquisition costs on the income statement
Second quarter of 2016	$(196)	$518
Third quarter of 2016	(126)	319
Fourth quarter of 2016	(65)	143
2017	(114)	—
2018	(123)	—
2019	(98)	—
2020	(84)	—
2021	(75)	—
Total	$(881)	$980

In addition to the amortization of purchased intangibles outlined in the table above, we expect amortization expense of the fair value of acquired invested assets of approximately $80 million for each of the remaining quarters in 2016 and $330 million for each of the years through 2020.  This estimate could vary materially based on current market conditions, bond calls, and overall duration of the acquired investment portfolio. The amortization of the fair value adjustment on acquired invested assets is recorded as a reduction to net investment income in the consolidated statements of operations.

We also expect a benefit from the amortization of the fair value adjustment on assumed long-term debt of $12 million for each of the remaining quarters in 2016, $49 million in 2017, $31 million in 2018 and $19 million in 2019 and thereafter. The amortization of the fair value adjustment on assumed long-term debt is recorded as a reduction to interest expense in the consolidated statements of operations.

Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2016	2015
Fixed maturities	$643	$542
Short-term investments	23	13
Equity securities	12	4
Other investments	27	21
Gross investment income	705	580
Investment expenses	(31)	(29)
Net investment income	$674	$551

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 22.3 percent for the three months ended March 31, 2016, compared with the prior year period, primarily due to the Chubb Corp acquisition which added $261 million of net investment income, partially offset by the unfavorable impact of liquidating investments to fund the acquisition, the negative impact of foreign exchange, and the unfavorable impact of amortizing the purchase accounting fair value adjustment to investments at the date of acquisition of $93 million.

The investment portfolio’s average market yield on fixed maturities was 2.5 percent and 2.6 percent at March 31, 2016 and 2015, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 1.3 percent yield on short-term investments for the three months ended March 31, 2016, reflects the global nature of our insurance operations.

The 3.9 percent and 3.3 percent yield on our equity securities portfolio for the three months ended March 31, 2016 and 2015, respectively, reflects the yield on a global high dividend equity portfolio.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(190)	$1,088	$898	$(4)	$438	$434
Fixed income derivatives	(39)	—	(39)	1	—	1
Public equity	38	(4)	34	1	18	19
Private equity	3	(27)	(24)	—	(12)	(12)
Total investment portfolio	(188)	1,057	869	(2)	444	442
Variable annuity reinsurance derivative transactions, net of applicable hedges	(243)	—	(243)	(57)	—	(57)
Other derivatives	(2)	—	(2)	—	—	—
Foreign exchange	39	312	351	(31)	(421)	(452)
Other	—	2	2	1	13	14
Net gains (losses) before tax	(394)	1,371	977	(89)	36	(53)
Income tax (benefit) expense	(4)	269	265	1	75	76
Net gains (losses)	$(390)	$1,102	$712	$(90)	$(39)	$(129)

(1)
For the three months ended March 31, 2016, other-than-temporary impairments included $59 million for fixed maturities, $1 million for public equity, and $3 million for private equity. For the three months ended March 31, 2015, other-than-temporary impairments included $13 million for fixed maturities.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations or collateralized loan obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years and 3.5 years at March 31, 2016 and December 31, 2015, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.6 billion at March 31, 2016.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2016		December 31, 2015
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$77,538	$75,991	$43,587	$43,149
Fixed maturities held to maturity	11,580	11,280	8,552	8,430
Short-term investments	3,382	3,382	10,446	10,446
	92,500	90,653	62,585	62,025
Equity securities	893	841	497	441
Other investments	4,493	4,233	3,291	2,993
Total investments	$97,886	$95,727	$66,373	$65,459

The fair value of our total investments increased $31.5 billion during the three months ended March 31, 2016, primarily due to the Chubb Corp acquisition, which added $42.9 billion, the investing of operating cash flows, unrealized appreciation, and the favorable impact of foreign exchange, partially offset by investments sold to fund the Chubb Corp acquisition.
The following tables present the market value of our fixed maturities and short-term investments at March 31, 2016 and December 31, 2015. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2016		December 31, 2015
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$3,145	3%	$2,395	4%
Agency	647	1%	878	1%
Corporate and asset-backed securities	25,244	27%	17,985	28%
Mortgage-backed securities	13,761	15%	11,701	19%
Municipal	24,945	27%	4,950	8%
Non-U.S.	21,376	23%	14,230	23%
Short-term investments	3,382	4%	10,446	17%
Total	$92,500	100%	$62,585	100%
AAA	$19,524	21%	$14,369	23%
AA	34,399	37%	22,141	36%
A	17,726	19%	10,163	16%
BBB	11,604	13%	8,941	14%
BB	5,484	6%	3,775	6%
B	3,494	4%	3,018	5%
Other	269	—%	178	—%
Total	$92,500	100%	$62,585	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2016:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$557
General Electric Co	495
Wells Fargo & Co	443
Goldman Sachs Group Inc	403
Verizon Communications Inc	389
Bank of America Corp	383
Anheuser-Busch InBev NV	341
AT&T Inc	334
Rabobank Nederland NV	300
Berkshire Hathaway Inc	293

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
March 31, 2016 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$10,658	$—	$—	$—	$10,658	$10,364
Non-agency RMBS	6	6	11	11	44	78	75
Commercial mortgage-backed	2,985	27	13	—	—	3,025	2,979
Total mortgage-backed securities	$2,991	$10,691	$24	$11	$44	$13,761	$13,418

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 59 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach, we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2016:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,848	$1,803
Canada	1,391	1,378
Republic of Korea	970	839
Federative Republic of Brazil	774	771
Germany	680	665
United Mexican States	515	510
Province of Ontario	480	464
Kingdom of Thailand	409	359
Province of Quebec	398	385
Australia	308	296
Other Non-U.S. Government Securities(1)	4,189	4,075
Total	$11,962	$11,545

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2016:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,967	$1,916
Canada	998	994
United States(1)	783	771
France	731	711
Netherlands	728	708
Australia	577	563
Germany	457	439
Switzerland	307	302
Sweden	252	246
China	240	230
Other Non-U.S. Corporate Securities	2,374	2,350
Total	$9,414	$9,230
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2016, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 8 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,100 issuers, with the greatest single exposure being $135 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Nine external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of March 31, 2016, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2015 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31	December 31
(in millions of U.S. dollars)	2016	2015
Reinsurance recoverable on unpaid losses and loss expenses (1)	$12,127	$10,741
Reinsurance recoverable on paid losses and loss expenses (1)	764	645
Net reinsurance recoverable on losses and loss expenses	$12,891	$11,386
Reinsurance recoverable on policy benefits	$185	$187

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.1 billion and $2.6 billion of collateral at March 31, 2016 and December 31, 2015, respectively. The increase in net reinsurance recoverable on losses and loss expenses was primarily due to the Chubb Corp acquisition.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2015	$37,303	$10,741	$26,562
Losses and loss expenses incurred	4,663	989	3,674
Losses and loss expenses paid	(4,692)	(1,143)	(3,549)
Other (including foreign exchange translation)	54	25	29
Losses and loss expenses acquired	22,878	1,515	21,363
Balance at March 31, 2016	$60,206	$12,127	$48,079

(1)	Net of provision for uncollectible reinsurance

Unpaid losses and loss expenses acquired from Chubb Corp included an increase to adjust the carrying value of Chubb Corp's historical unpaid losses and loss expenses of $715 million to fair value as of the acquisition date. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expenses payments adjusted for an estimated risk margin.  The expected cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. This adjustment will be amortized to Amortization of purchased intangibles on the consolidated statements of operations over a range of 5 to 17 years, based on the estimated payout pattern of loss reserves as of the acquisition date.

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	March 31, 2016			December 31, 2015
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$22,395	$5,810	$16,585	$16,647	$5,291	$11,356
IBNR reserves	37,811	6,317	31,494	20,656	5,450	15,206
Total	$60,206	$12,127	$48,079	$37,303	$10,741	$26,562

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2016.  A&E reserves are included in Corporate.  Refer to Corporate in the Overview section and to our 2015 Form 10-K for further information on our A&E exposures.

Fair value measurements
Refer to Note 4 to the Consolidated Financial Statements for information on our fair value measurements.

Assumed reinsurance programs involving minimum benefit guarantees under variable annuity contracts
Chubb reinsures various death and living benefit guarantees associated with variable annuities issued primarily in the United States and Japan.

We ceased writing this business in 2007. Guarantees which are payable on death are referred to as guaranteed minimum death benefits (GMDB). Guarantees on living benefits (GLB) includes guaranteed minimum income benefits (GMIB) and guaranteed minimum accumulation benefits (GMAB). For further description of this product and related accounting treatment, refer to Note 1 to the Consolidated Financial Statements of our 2015 Form 10-K.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the three months ended March 31, 2016 and 2015, management determined that no change to the benefit ratio was warranted.

For further information on the estimates and assumptions used in determining the fair value of GLB reinsurance, refer to Note 4 to the Consolidated Financial Statements of our 2015 Form 10-K. For a sensitivity discussion of the effect of changes in interest rates, equity indices, and other assumptions on the fair value of GLBs, and the resulting impact on our net income, refer to Item 3.

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

A second layer of risk management is the structure of the reinsurance contracts. All VA guarantee reinsurance contracts include some form of annual or aggregate claim limit(s). For further information on the different categories of claim limits, refer to "Guaranteed living benefits derivatives" in our 2015 Form 10-K under Item 7.

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value liability of $36 million and $4 million at March 31, 2016 and December 31, 2015, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. As shown in the table below, 56 percent of the policies we reinsure reached the end of their “waiting periods” prior to March 31, 2016.

Year of first payment eligibility	Percent of living benefit account values
March 31, 2016 and prior	56%
Remainder of 2016	5%
2017	19%
2018	11%
2019	2%
2020	1%
2021 and after	6%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended March 31
(in millions of U.S. dollars)	2016			2015
	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$14	$29	$43	$16	$31	$47
Less paid claims	10	11	21	8	3	11
Net cash received	$4	$18	$22	$8	$28	$36

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at March 31, 2016 and 2015. The table also presents Chubb’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $3,261 million (or 7.1 percent of our total shareholders’ equity at March 31, 2016). We estimate that at such hypothetical loss levels, Chubb’s share of aggregate industry losses would be approximately 2.0 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	March 31			March 31	March 31			March 31
	2016			2015	2016			2015
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$3,261	7.1%	2.0%	$1,766	$1,499	3.3%	3.9%	$808
1-in-250	$5,593	12.2%	2.4%	$2,430	$2,030	4.4%	3.4%	$1,044

The above modeled loss information at March 31, 2016 reflects our in-force portfolio at January 1, 2016 for legacy ACE and July 1, 2015 for legacy Chubb and reinsurance program at April 1, 2016 (see Natural Catastrophe Property Reinsurance Program section below) and anticipated inuring reinsurance protections.

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

Natural Catastrophe Property Reinsurance Program
Chubb’s core property catastrophe reinsurance program provides protection against natural catastrophes impacting its primary property operations (i.e., excluding our Global Reinsurance and Life Insurance segments).

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

Chubb purchases a Global Property Catastrophe Reinsurance Program for our North American and International operations. The program is effective April 1, 2016 through March 31, 2017, and consists of three layers in excess of losses retained by Chubb. In addition, we also purchased terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2016 to March 31, 2017 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

Loss Location	Layer of Loss	Comments	Notes
United States (excluding Alaska and Hawaii)	$0 million – $1.0 billion	Losses retained by Chubb	(a)
United States (excluding Alaska and Hawaii)	$1.0 billion – $1.25 billion	All natural perils, and terrorism	(b)
United States (excluding Alaska and Hawaii)	$1.25 billion – $2.0 billion	All natural perils, and terrorism	(c)
United States (excluding Alaska and Hawaii)	$2.0 billion – $3.5 billion	All natural perils, and terrorism	(d)
International (including Alaska and Hawaii)	$0 million – $175 million	Losses retained by Chubb	(a)
International (including Alaska and Hawaii)	$175 million – $925 million	All natural perils, and terrorism	(c)
Alaska, Hawaii, and Canada	$925 million – $2.425 billion	All natural perils, and terrorism	(d)

(a) Ultimate retention will depend upon the nature of the loss and the interplay between the underlying per risk programs and certain other catastrophe programs purchased by individual business units. These other catastrophe programs have the potential to reduce our effective retention below the stated levels.

(b) These coverages are 20% placed with Reinsurers.
(c) These coverages are both part of the same Second layer within the Global Catastrophe Program and are 100% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

(d) These coverages are both part of the same Third layer within the Global Catastrophe Program and are 100% placed with Reinsurers. As such, it may be exhausted in one region and not available in the other.

Chubb also has two series of property catastrophe bonds in place (assumed as part of the Chubb Corp acquisition) that offer additional natural catastrophe protection for certain parts of the portfolio.  The geographic scope of this coverage is from Virginia through Maine. The East Lane VI 2014 series currently provides $270 million of coverage as part of a $300 million layer in excess of $3.453 billion retention through March 14, 2018. The East Lane VI 2015 series currently provides $250 million of coverage as part of a $500 million layer in excess of $2.602 billion retention through March 13, 2020.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.5 billion letter of credit/revolver facility. At March 31, 2016, our usage of this letter of credit was $725 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at March 31, 2016. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2015 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2016, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $5.0 billion from its Bermuda subsidiaries in 2015, of which $2.7 billion of the 2015 dividends were paid in 2015, while the remaining $2.3 billion of 2015 dividends were paid during the three months ended March 31, 2016. These dividends included $5.0 billion used to finance a portion of the Chubb acquisition. Chubb Limited received no dividends from its Bermuda subsidiaries during the three months ended March 31, 2015. Chubb Limited received dividends of $600 million and nil from ACE Tempest Re during the three months ended March 31, 2016 and 2015, respectively. Chubb Limited received $100 million and nil from ACE Tempest Life Re during the three months ended March 31, 2016 and 2015, respectively.

The payment of any dividends from AGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of AGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from AGM or Chubb INA during the three months ended March 31, 2016 and 2015. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $150 million and nil from its subsidiaries during the three months ended March 31, 2016 and 2015, respectively. The dividends received in 2016 were used to finance a portion of the Chubb acquisition.

Chubb INA received $1.04 billion in capital contribution from Chubb Limited and $4.2 billion from Chubb Group Holdings during the three months ended March 31, 2016. Chubb INA also received $5.1 billion in capital contributions in 2015, of which $2.8 billion were paid in 2015, while the remaining $2.3 billion were paid in 2016. $5.0 billion of these capital contributions were sourced from the dividends from the Bermuda subsidiaries to fund the Chubb acquisition as noted above.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2016 and 2015.

Operating cash flows were $1.02 billion in the three months ended March 31, 2016, compared with $1.08 billion in the prior year period. The $55 million decrease in operating cash flow is primarily due to lower premiums collected of $247 million on legacy ACE business and integration expenses paid of $135 million partially offset by operating cash flows from legacy Chubb Corp business of $340 million.

Cash used for investing was $1.62 billion in the three months ended March 31, 2016, compared with $1.02 billion in the prior year period. The increase in cash used for investing of $595 million was primarily due to cash paid for the purchase of Chubb Corp of $14.26 billion, which was largely funded by sales in our investment portfolio, including net proceeds in short-term investments of $11.93 billion and in fixed maturities and equity securities of $678 million which offset the cash paid for Chubb Corp.

Cash used for financing was $102 million in the three months ended March 31, 2016, compared with cash from financing of $333 million in the prior year period. The current year included $218 million of dividends paid on Common shares, offset by policyholder deposits, net of withdrawals, of $69 million. Cash from financing in the prior year included proceeds from the issuance of long-term debt of $800 million, partially offset by $347 million of share repurchases and $214 million of dividends paid on Common shares.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our long-term investment portfolio holdings. At March 31, 2016, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 9 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for percentages)	2016	2015
Short-term debt	$500	$—
Long-term debt	12,636	9,389
Total debt	13,136	9,389
Trust preferred securities	308	307
Total shareholders’ equity	45,897	29,135
Total capitalization	$59,341	$38,831
Ratio of debt to total capitalization	22.1%	24.2%
Ratio of debt plus trust preferred securities to total capitalization	22.6%	25.0%

In April 2015, the FASB issued new guidance related to the accounting for debt issuance costs.  The new guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  We retrospectively adopted this guidance effective first quarter of 2016 and reclassified $60 million of debt issuance costs balance at December 31, 2015 from other assets to long-term debt (reduction of $58 million) and Trust preferred securities (reduction of $2 million) to conform to the current period presentation.

On January 14, 2016, we acquired Chubb Corp for approximately $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees, directors, and consultants with an attributed value of approximately $323 million. The total consideration, including assumption of equity awards, was $29.8 billion. We financed the cash portion of the transaction through a combination of $9 billion sourced from various Chubb Limited and Chubb Corporation companies plus $5.3 billion of senior notes which were issued in November 2015. Refer to Note 2 and Note 7 to the Consolidated Financial Statements for additional information on the acquisition and the $5.3 billion debt issuance, respectively.

As part of the acquisition, we assumed Chubb Corp’s senior and subordinated debt obligations, totaling $3.3 billion par value (fair valued at $3.8 billion), which is guaranteed by Chubb Limited. Included in the debt obligation are junior subordinated capital securities of $1 billion that bear interest at a fixed rate of 6.375 percent through April 14, 2017 and at a rate equal to the three-month Libor rate plus 2.25 percent thereafter. If the current three-month Libor rate is not substantially higher in early 2017, and the near-term expectations are similar, it is our expectation that these securities would not be redeemed at the reset date. However, our expectations are subject to change depending on market conditions and other factors.

In February 2016, we reclassified $500 million of 5.7 percent senior notes, due to mature in February 2017, from Long-term debt to Short-term debt in the consolidated balance sheet.

For the three months ended March 31, 2016 and 2015, we repurchased nil and $340 million of Common Shares, respectively, in a series of open market transactions under the Board of Directors (Board) authorization which expired on December 31, 2015. At this time, management has elected to discontinue share repurchases. There are no outstanding repurchase authorizations at March 31, 2016. Refer to Note 9 to the Consolidated Financial Statements for additional information on the repurchase authorization. At March 31, 2016, there were 15,500,344 Common Shares in treasury with a weighted average cost of $106.35 per share.

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

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 8 to the Consolidated Financial Statements for a discussion of our dividend methodology. At our May 2015 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.68 per share, or CHF 2.48 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 21, 2015, which was paid in four quarterly installments of $0.67 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determined the record and payment dates at which the annual dividend was paid.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 31, 2015	January 21, 2016	$0.67 (CHF 0.67)
March 31, 2016	April 21, 2016	$0.67 (CHF 0.66)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At March 31, 2016 and December 31, 2015, our notional exposure to derivative instruments was $3.5 billion and $3.1 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at March 31, 2016. Our policies to address these risks in 2016 were not materially different from 2015. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at March 31, 2016 and December 31, 2015, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	March 31 2016	December 31 2015
Fair value of fixed income portfolio	$92.5	$62.6
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$3.6	$2.2
As a percentage of total fixed income portfolio at fair value	3.9%	3.5%

Changes in interest rates will have an immediate effect on Comprehensive income and Shareholders' equity but will not ordinarily have an immediate effect on Net income. Variations in market interest rates could produce significant changes in the timing of prepayments due to available prepayment options. For these reasons, actual results could differ from those reflected in the tables.

Changes in interest rates could have a material impact on our debt and trust preferred securities fair value, albeit there would be no impact on our consolidated financial statements.

The following table presents the impact at March 31, 2016 and December 31, 2015, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	March 31 2016	December 31 2015
Fair value of debt obligations, including repurchase agreements	$15,672	$11,528
Impact of 100 bps decrease in interest rates:
In dollars	$743	$921
As a percentage of total debt obligations at fair value	4.7%	8.0%

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

The following table summarizes the net assets in non-U.S. currencies at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015		2016 vs. 2015 % change in exchange rate per USD
	Value of		Exchange rate	Value of	Exchange rate
(in millions of U.S. dollars, except for percentages)	Net Assets		per USD	Net Assets	per USD
British pound sterling (GBP)	$2,859		1.4360	$1,200	1.4736	(2.6)%
Canadian dollar (CAD)	1,927		0.7690	507	0.7226	6.4%
Euro (EUR)	1,835		1.1380	749	1.0862	4.8%
Australian dollar (AUD)	1,371		0.7657	373	0.7286	5.1%
Brazilian real (BRL)	1,218		0.2784	682	0.2525	10.3%
Mexican peso (MXN)	718		0.0579	683	0.0581	(0.3)%
Korean Won (KRW) (x100)	657		0.0875	613	0.0851	2.8%
Japanese yen (JPY)	495		0.0089	493	0.0083	7.2%
Thailand Baht (THB)	422		0.0285	377	0.0278	2.5%
Other foreign currencies	1,691		various	1,189	various	NM
Value of net assets denominated in foreign currencies	$13,193	(1)		$6,866
As a percentage of total net assets	28.7%			23.6%
Pre-tax impact on Shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$1,199			$624
(1) Comprises approximately 38% tangible assets and 62% intangible assets, primarily goodwill.  The increase in foreign denominated net assets is due to the Chubb Corp acquisition.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2016 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at March 31, 2016

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from March 31, 2016 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 56 percent of that population has become eligible to annuitize and generate a claim (since approximately 44 percent of policies are not eligible to annuitize until after March 31, 2016). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$570	$349	$62	$(282)	$(681)	$(1,130)
	Increase/(decrease) in hedge value	(121)	—	121	241	362	483
	Increase/(decrease) in net income	$449	$349	$183	$(41)	$(319)	$(647)
Flat	(Increase)/decrease in Gross FVL	$267	$—	$(330)	$(717)	$(1,157)	$(1,635)
	Increase/(decrease) in hedge value	(121)	—	121	241	362	483
	Increase/(decrease) in net income	$146	$—	$(209)	$(476)	$(795)	$(1,152)
-100 bps	(Increase)/decrease in Gross FVL	$(103)	$(409)	$(778)	$(1,203)	$(1,672)	$(2,162)
	Increase/(decrease) in hedge value	(121)	—	121	241	362	483
	Increase/(decrease) in net income	$(224)	$(409)	$(657)	$(962)	$(1,310)	$(1,679)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$82	$(93)	$(2)	$—	$(14)	$12
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$82	$(93)	$(2)	$—	$(14)	$12

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$30	$15	$(15)	$(31)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$30	$15	$(15)	$(31)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$296	$162	$(197)	$(422)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$296	$162	$(197)	$(422)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(384)	$(212)	$273	$572
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(384)	$(212)	$273	$572

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2016. Based upon that evaluation, which excluded the impact of the acquisition of The Chubb Corporation discussed below, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter 2016, we acquired all of the outstanding shares of The Chubb Corporation (Legacy Chubb). As of and for the three months ended March 31, 2016, Legacy Chubb represented approximately 36 percent of consolidated revenues, approximately 60 percent of pre-tax income, and approximately 41 percent of total assets. We currently exclude, and are in the process of working to incorporate, Legacy Chubb in our evaluation of internal controls over financial reporting and related disclosure controls and procedures.

Other than the acquisition mentioned above, there has been no change in Chubb’s internal controls over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Chubb’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 8 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to "Risk Factors" under Item 1A of Part I of our 2015 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2015 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1 through January 31	22,123	$109.72
February 1 through February 29	640,321	$116.97
March 1 through March 31	168,774	$118.42
Total	831,218

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

CHUBB LIMITED
(Registrant)

May 9, 2016	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

May 9, 2016	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended	8-K	3.1	January 15, 2016

3.2	Organizational Regulations of the company, as amended	8-K	3.2	May 22, 2015

4.1	Articles of Association of the Company, as amended	S-3	4.1(b)	October 23, 2015

4.2	Organizational Regulations of the company, as amended	8-K	3.1	March 2, 2016

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements
					X

* Management Contract or Compensation Plan