Form 10-Q
period 2016-06-30
Chubb Ltd
filed 2016-08-05
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of July 22, 2016 was 465,079,457.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2016	2015
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $77,436 and $43,149)	$79,951	$43,587
(includes hybrid financial instruments of $2 and $31)
Fixed maturities held to maturity, at amortized cost (fair value – $11,581 and $8,552)	11,090	8,430
Equity securities, at fair value (cost – $703 and $441)	787	497
Short-term investments, at fair value and amortized cost	3,631	10,446
Other investments (cost – $4,152 and $2,993)	4,387	3,291
Total investments	99,846	66,251
Cash	1,011	1,775
Securities lending collateral	1,142	1,046
Accrued investment income	919	513
Insurance and reinsurance balances receivable	8,532	5,323
Reinsurance recoverable on losses and loss expenses	13,235	11,386
Reinsurance recoverable on policy benefits	199	187
Deferred policy acquisition costs	3,948	2,873
Value of business acquired	381	395
Goodwill	15,525	4,796
Other intangible assets	7,398	887
Prepaid reinsurance premiums	2,464	2,082
Deferred tax assets	—	318
Investments in partially-owned insurance companies	658	653
Other assets	4,945	3,821
Total assets	$160,203	$102,306
Liabilities
Unpaid losses and loss expenses	$60,819	$37,303
Unearned premiums	15,229	8,439
Future policy benefits	4,975	4,807
Insurance and reinsurance balances payable	4,944	4,270
Securities lending payable	1,143	1,047
Accounts payable, accrued expenses, and other liabilities	9,614	6,205
Deferred tax liabilities	1,409	—
Repurchase agreements	1,405	1,404
Short-term debt	500	—
Long-term debt	12,631	9,389
Trust preferred securities	308	307
Total liabilities	112,977	73,171
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 and 342,832,412 shares issued; 465,012,980 and 324,563,441 shares outstanding)	11,121	7,833
Common Shares in treasury (14,770,884 and 18,268,971 shares)	(1,577)	(1,922)
Additional paid-in capital	15,858	4,481
Retained earnings	20,643	19,478
Accumulated other comprehensive income (loss) (AOCI)	1,181	(735)
Total shareholders’ equity	47,226	29,135
Total liabilities and shareholders’ equity	$160,203	$102,306
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2016	2015	2016	2015
Revenues
Net premiums written	$7,639	$4,784	$13,634	$8,860
Decrease (increase) in unearned premiums	(234)	(424)	368	(573)
Net premiums earned	7,405	4,360	14,002	8,287
Net investment income	708	562	1,382	1,113
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(16)	(14)	(87)	(27)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	6	8	6
Net OTTI losses recognized in income	(16)	(8)	(79)	(21)
Net realized gains (losses) excluding OTTI losses	(200)	134	(531)	58
Total net realized gains (losses) (includes $2, $34, $(150), and $31 reclassified from AOCI)	(216)	126	(610)	37
Total revenues	7,897	5,048	14,774	9,437
Expenses
Losses and loss expenses	4,254	2,417	7,928	4,539
Policy benefits	146	153	272	295
Policy acquisition costs	1,560	727	2,973	1,434
Administrative expenses	829	578	1,601	1,132
Interest expense	153	71	299	139
Other (income) expense	(29)	(38)	(1)	(73)
Amortization of purchased intangibles	5	55	12	85
Chubb integration expenses	98	—	246	—
Total expenses	7,016	3,963	13,330	7,551
Income before income tax	881	1,085	1,444	1,886
Income tax expense (includes $6, $10, $5 and $14 on reclassified unrealized gains and losses)	155	143	279	263
Net income	$726	$942	$1,165	$1,623
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$947	$(816)	$1,852	$(375)
Reclassification adjustment for net realized (gains) losses included in net income	(2)	(34)	150	(31)
	945	(850)	2,002	(406)
Change in:
Cumulative translation adjustment	81	136	393	(285)
Pension liability	1	(6)	3	7
Other comprehensive income (loss), before income tax	1,027	(720)	2,398	(684)
Income tax (expense) benefit related to OCI items	(213)	175	(482)	100
Other comprehensive income (loss)	814	(545)	1,916	(584)
Comprehensive income	$1,540	$397	$3,081	$1,039
Earnings per share
Basic earnings per share	$1.55	$2.89	$2.55	$4.97
Diluted earnings per share	$1.54	$2.86	$2.53	$4.91
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2016	2015
Common Shares
Balance – beginning of period	$7,833	$8,055
Shares issued for Chubb Corp acquisition	3,288	—
Dividends declared on Common Shares – par value reduction	—	(222)
Balance – end of period	11,121	7,833
Common Shares in treasury
Balance – beginning of period	(1,922)	(1,448)
Common Shares repurchased	—	(734)
Net shares redeemed under employee share-based compensation plans	345	183
Balance – end of period	(1,577)	(1,999)
Additional paid-in capital
Balance – beginning of period	4,481	5,145
Shares issued for Chubb Corp acquisition	11,916	—
Equity awards assumed in Chubb Corp acquisition	323	—
Net shares redeemed under employee share-based compensation plans	(358)	(163)
Exercise of stock options	(37)	(29)
Share-based compensation expense and other	170	111
Funding of dividends declared to Retained earnings	(637)	(217)
Balance – end of period	15,858	4,847
Retained earnings
Balance – beginning of period	19,478	16,644
Net income	1,165	1,623
Funding of dividends declared from Additional paid-in capital	637	217
Dividends declared on Common Shares	(637)	(217)
Balance – end of period	20,643	18,267
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	874	1,851
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $(477) and $81	1,375	(294)
Amounts reclassified from AOCI, net of income tax benefit of $5 and $14	155	(17)
Change in period, net of income tax benefit (expense) of $(472) and $95	1,530	(311)
Balance – end of period	2,404	1,540
Cumulative translation adjustment
Balance – beginning of period	(1,539)	(581)
Change in period, net of income tax benefit (expense) of $(11) and $7	382	(278)
Balance – end of period	(1,157)	(859)
Pension liability adjustment
Balance – beginning of period	(70)	(79)
Change in period, net of income tax benefit (expense) of $1 and $(2)	4	5
Balance – end of period	(66)	(74)
Accumulated other comprehensive income	1,181	607
Total shareholders’ equity	$47,226	$29,555
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30
(in millions of U.S. dollars)	2016	2015
Cash flows from operating activities
Net income	$1,165	$1,623
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	610	(37)
Amortization of premiums/discounts on fixed maturities	376	71
Amortization of UPR related to the Chubb Corp acquisition	1,095	—
Deferred income taxes	48	108
Unpaid losses and loss expenses	330	(87)
Unearned premiums	(382)	420
Future policy benefits	106	114
Insurance and reinsurance balances payable	193	532
Accounts payable, accrued expenses, and other liabilities	18	48
Income taxes payable	67	(120)
Insurance and reinsurance balances receivable	(238)	(332)
Reinsurance recoverable on losses and loss expenses	(17)	55
Reinsurance recoverable on policy benefits	(11)	16
Deferred policy acquisition costs	(1,042)	(236)
Prepaid reinsurance premiums	12	(261)
Other	(177)	(23)
Net cash flows from operating activities	2,153	1,891
Cash flows from investing activities
Purchases of fixed maturities available for sale	(17,077)	(9,179)
Purchases of to be announced mortgage-backed securities	—	(31)
Purchases of fixed maturities held to maturity	(121)	(24)
Purchases of equity securities	(78)	(70)
Sales of fixed maturities available for sale	11,868	3,611
Sales of to be announced mortgage-backed securities	—	31
Sales of equity securities	932	102
Maturities and redemptions of fixed maturities available for sale	3,910	3,691
Maturities and redemptions of fixed maturities held to maturity	443	470
Net change in short-term investments	11,711	228
Net derivative instruments settlements	(93)	(33)
Acquisition of subsidiaries (net of cash acquired of $71 and $620)	(14,248)	255
Other	81	(71)
Net cash flows used for investing activities	(2,672)	(1,020)
Cash flows from financing activities
Dividends paid on Common Shares	(530)	(427)
Common Shares repurchased	—	(750)
Proceeds from issuance of long-term debt	—	800
Proceeds from issuance of repurchase agreements	904	1,327
Repayment of long-term debt	—	(450)
Repayment of repurchase agreements	(902)	(1,327)
Proceeds from share-based compensation plans, including windfall tax benefits	92	46
Policyholder contract deposits	274	235
Policyholder contract withdrawals	(103)	(107)
Other	(4)	(6)
Net cash flows used for financing activities	(269)	(659)
Effect of foreign currency rate changes on cash and cash equivalents	24	(77)
Net (decrease) increase in cash	(764)	135
Cash – beginning of period	1,775	655
Cash – end of period	$1,011	$790
Supplemental cash flow information
Taxes paid	$259	$263
Interest paid	$319	$127
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

Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Effective the first quarter of 2016, our results are reported through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. This reflects our significantly larger and expanded operations subsequent to our acquisition of Chubb Corp. We have also redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of our run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years, and certain run-off exposures. Prior period amounts of Chubb Limited (i.e., excluding the historical results of Chubb Corp) contained in this report have been adjusted to conform to the new segment presentation. Refer to Note 12 for additional information.

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

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that affects the recognition, measurement, presentation, and disclosure of financial instruments. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The standard is effective for us in the first quarter of 2018. We are in the process of evaluating the effect the updated guidance will have on our financial condition and results of operations.

Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance on the accounting for credit losses of financial instruments that are measured at amortized cost, including held to maturity securities and reinsurance recoverables, by applying an approach based on the current expected credit losses (CECL). The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the consolidated balance sheet.

The guidance also amends the current available for sale (AFS) security other-than-temporary impairment model by requiring an estimate of the expected credit loss (ECL) only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. The AFS debt security model will also require the use of a valuation allowance.

The standard is effective for us in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. We will be able to assess the impact of adopting this guidance on our financial condition and results of operations closer to the date of adoption.

Stock Compensation
In March 2016, the FASB issued guidance which requires recognition of the excess tax benefits or deficiencies of awards through net income rather than through additional paid in capital. Additionally, entities can elect to account for forfeitures related to share-based payments either as they occur or through an estimation method. If elected, the change to recognize forfeitures as they occur would be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. The updated guidance is effective for us in the first quarter of 2017 with early adoption permitted. We are in the process of evaluating the effect the updated guidance will have on our financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisitions

The Chubb Corporation
On January 14, 2016, we completed the acquisition of Chubb Corp, a leading provider of middle-market commercial, specialty, surety, and personal insurance for $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees and directors with an attributed value of approximately $323 million. The total consideration, including the assumption of equity awards, was $29.8 billion. We financed the cash portion of the transaction through a combination of $9.0 billion sourced from various Chubb Limited and Chubb Corp companies plus $5.3 billion of senior notes, which were issued in November 2015. Refer to Note 7 for additional information on the senior notes.

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

We believe the Chubb Corp acquisition is highly complementary to our existing business lines, distribution channels, customer segments, and underwriting skills. The Chubb Corp has a substantial presence in the U.S. with a broad variety of coverages serving large corporate and upper middle market accounts, middle market and small commercial accounts, and personal lines. Together we are one of the largest commercial insurers in the U.S. Internationally, where legacy ACE is a truly global insurer with extensive presence in 54 countries, Chubb Corp's operations in 25 markets are expected to add to our presence and capabilities and position us to better pursue important market opportunities globally. The combined company is a leader in a number of global specialty and traditional products such as professional lines, risk management, workers' compensation, accident and health (A&H), and other property and general casualty lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The table below details the purchase consideration and preliminary allocation of assets acquired and liabilities assumed. During the second quarter of 2016, we reassessed certain components of our preliminary estimates of assets acquired and liabilities assumed, including the net realizable value for Reinsurance recoverables on losses and loss expenses and Insurance and reinsurance balances receivables and certain components of the Deferred tax liabilities, which resulted in an adjustment to our preliminary estimates that increased Goodwill by $81 million. These estimates remain preliminary and are subject to adjustment. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

(in millions, except per share data)
Purchase consideration
Chubb Limited common shares
Chubb Corp common shares outstanding	228
Per share exchange ratio	0.6019
Common shares issued by Chubb Limited	137
Common share price of Chubb Limited at January 14, 2016	$111.02
Fair value of common shares issued by Chubb Limited to common shareholders of Chubb Corp	$15,204
Cash consideration
Chubb Corp common shares outstanding	228
Agreed cash price per share paid to common shareholders of Chubb Corp	$62.93
Cash consideration paid by Chubb Limited to common shareholders of Chubb Corp	$14,319
Stock-based awards
Fair value of equity awards issued (1)	$323
Fair value of purchase consideration	$29,846
Preliminary estimate of assets acquired and (liabilities) assumed
Cash	$71
Investments	42,967
Accrued investment income	337
Insurance and reinsurance balances receivable	2,981
Reinsurance recoverable on losses and loss expenses	1,650
Indefinite lived intangible assets	2,860
Finite lived intangible assets	4,795
Prepaid reinsurance premiums	280
Other assets	863
Unpaid losses and loss expenses	(22,906)
Unearned premium	(7,033)
Insurance and reinsurance balances payable	(511)
Accounts payable, accrued expenses, and other liabilities	(1,935)
Deferred tax liabilities	(1,334)
Long-term debt	(3,765)
Total identifiable net assets acquired	19,320
Goodwill	10,526
Purchase price	$29,846

(1)
The estimated fair value of the replacement equity awards was $525 million, of which $323 million was attributed to service periods prior to the acquisition and was included in the purchase consideration. Refer to Note 10 for further information on these replacement equity awards.

Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were $98 million and $246 million for the three and six months ended June 30, 2016, respectively, and include all internal and external costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

directly related to the integration activities of the Chubb Corp acquisition, primarily personnel-related expenses, including severance and employee retention and relocation; consulting fees; and advisor fees.
We recognized goodwill of $10.5 billion, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, indefinite lived intangible assets of $2.9 billion and finite lived intangible assets of $4.8 billion, which will be amortized over their estimated useful lives, ranging from one to 24 years. Refer to Note 6 for additional information.

The following table summarizes the results of the acquired Chubb Corp operations since the acquisition date that have been included within our Consolidated statements of income:

(in millions of U.S. dollars)	Three Months Ended June 30, 2016	January 14, 2016 to June 30, 2016
Total revenues	$2,745	$5,232
Net income	$326	$581
The following table provides supplemental unaudited pro forma consolidated information for the three and six months ended June 30, 2016 and 2015, as if Chubb Corp had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2016	2015	2016	2015
Total revenues	$7,915	$8,378	$15,237	$16,073
Net income	$712	$1,199	$1,246	$2,158
Earnings per share
Basic earnings per share	$1.52	$2.57	$2.67	$4.62
Diluted earnings per share	$1.51	$2.55	$2.65	$4.57

Prior year acquisition

Fireman's Fund Insurance Company High Net Worth Personal Lines Insurance Business in the U.S. (Fireman's Fund)
On April 1, 2015, we acquired the Fireman's Fund Insurance Company high net worth personal lines insurance business in the U.S., which included the renewal rights for new and existing business and reinsurance of all existing reserves for $365 million in cash. We acquired assets with a fair value of $753 million, consisting primarily of cash of $629 million and insurance and reinsurance balances receivable of $124 million. We assumed liabilities with a fair value of $863 million, consisting primarily of unpaid losses and loss expenses of $417 million and unearned premiums of $428 million. This acquisition generated $196 million of goodwill, attributable to expected growth and profitability, all of which is expected to be deductible for income tax purposes, and other intangible assets of $278 million, primarily related to renewal rights, based on Chubb’s purchase price allocation. During the third quarter of 2015, we recorded an adjustment to the valuation of our other intangible assets. The acquisition expanded our position in the high net worth personal lines insurers in the U.S. The Fireman’s Fund business was integrated into our existing high net worth personal lines business, offering a broad range of coverage including homeowners, automobile, umbrella and excess liability, collectibles, and yachts. Goodwill and other intangible assets arising from this acquisition are included in our North America Personal P&C Insurance segment.

The consolidated financial statements include results of acquired businesses from the acquisition dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

June 30, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,595	$103	$—	$2,698	$—
Foreign	21,633	916	(69)	22,480	(13)
Corporate securities	21,714	846	(125)	22,435	(16)
Mortgage-backed securities	12,369	400	(5)	12,764	(1)
States, municipalities, and political subdivisions	19,125	454	(5)	19,574	—
	$77,436	$2,719	$(204)	$79,951	$(30)
Held to maturity
U.S. Treasury and agency	$686	$30	$—	$716	$—
Foreign	730	44	(1)	773	—
Corporate securities	2,882	137	(4)	3,015	—
Mortgage-backed securities	1,600	77	(1)	1,676	—
States, municipalities, and political subdivisions	5,192	209	—	5,401	—
	$11,090	$497	$(6)	$11,581	$—

December 31, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,481	$52	$(5)	$2,528	$—
Foreign	13,190	468	(213)	13,445	(13)
Corporate securities	15,028	355	(454)	14,929	(28)
Mortgage-backed securities	9,827	183	(52)	9,958	(1)
States, municipalities, and political subdivisions	2,623	110	(6)	2,727	—
	$43,149	$1,168	$(730)	$43,587	$(42)
Held to maturity
U.S. Treasury and agency	$733	$13	$(1)	$745	$—
Foreign	763	30	(8)	785	—
Corporate securities	3,054	57	(55)	3,056	—
Mortgage-backed securities	1,707	38	(2)	1,743	—
States, municipalities, and political subdivisions	2,173	52	(2)	2,223	—
	$8,430	$190	$(68)	$8,552	$—

As discussed in Note 3 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the Consolidated statement of shareholders’ equity. For the three and six months ended June 30, 2016, $21 million and $44 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and six months ended June 30, 2015, nil and $4 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At June 30, 2016 and December 31, 2015, AOCI included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

cumulative net unrealized depreciation of $3 million and $35 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 8 c) (iv)) and are included in the category, “Mortgage-backed securities.” Approximately 79 percent and 81 percent of the total mortgage-backed securities at June 30, 2016 and December 31, 2015, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2016		2015
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,485	$3,501	$1,856	$1,865
Due after 1 year through 5 years	25,540	26,174	14,936	15,104
Due after 5 years through 10 years	25,905	26,685	12,258	12,173
Due after 10 years	10,137	10,827	4,272	4,487
	65,067	67,187	33,322	33,629
Mortgage-backed securities	12,369	12,764	9,827	9,958
	$77,436	$79,951	$43,149	$43,587
Held to maturity
Due in 1 year or less	$368	$372	$492	$495
Due after 1 year through 5 years	2,614	2,716	2,443	2,517
Due after 5 years through 10 years	2,942	3,063	2,292	2,313
Due after 10 years	3,566	3,754	1,496	1,484
	9,490	9,905	6,723	6,809
Mortgage-backed securities	1,600	1,676	1,707	1,743
	$11,090	$11,581	$8,430	$8,552

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	June 30	December 31
(in millions of U.S. dollars)	2016	2015
Cost	$703	$441
Gross unrealized appreciation	103	74
Gross unrealized depreciation	(19)	(18)
Fair value	$787	$497

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

For the three and six months ended June 30, 2016, credit losses recognized in Net income for corporate securities were $7 million and $24 million, respectively. For the three and six months ended June 30, 2015, credit losses recognized in Net income for corporate securities were $5 million and $9 million, respectively.

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

For the three and six months ended June 30, 2016 and 2015, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Fixed maturities:
OTTI on fixed maturities, gross	$(11)	$(13)	$(78)	$(26)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	6	8	6
OTTI on fixed maturities, net	(11)	(7)	(70)	(20)
Gross realized gains excluding OTTI	37	28	102	72
Gross realized losses excluding OTTI	(19)	(16)	(215)	(51)
Total fixed maturities	7	5	(183)	1
Equity securities:
OTTI on equity securities	(5)	(1)	(6)	(1)
Gross realized gains excluding OTTI	4	30	44	33
Gross realized losses excluding OTTI	(4)	—	(5)	(2)
Total equity securities	(5)	29	33	30
OTTI on other investments	—	—	(3)	—
Foreign exchange gains (losses)	(22)	(40)	17	(71)
Investment and embedded derivative instruments	(47)	27	(86)	28
Fair value adjustments on insurance derivative	(131)	104	(359)	59
S&P put options and futures	(28)	(2)	(43)	(14)
Other derivative instruments	—	(1)	(2)	(1)
Other	10	4	16	5
Net realized gains (losses)	$(216)	$126	$(610)	$37

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Balance of credit losses related to securities still held – beginning of period	$57	$22	$53	$28
Additions where no OTTI was previously recorded	1	4	12	7
Additions where an OTTI was previously recorded	6	1	12	2
Reductions for securities sold during the period	(13)	(4)	(26)	(14)
Balance of credit losses related to securities still held – end of period	$51	$23	$51	$23

d) Gross unrealized loss
At June 30, 2016, there were 4,157 fixed maturities out of a total of 30,835 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $4 million. There were 93 equity securities out of a total of 297 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $2 million. Fixed maturities in an unrealized loss position at June 30, 2016, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
Foreign	$2,266	$(27)	$673	$(43)	$2,939	$(70)
Corporate securities	2,855	(61)	1,047	(68)	3,902	(129)
Mortgage-backed securities	481	(3)	414	(3)	895	(6)
States, municipalities, and political subdivisions	1,308	(4)	60	(1)	1,368	(5)
Total fixed maturities	6,910	(95)	2,194	(115)	9,104	(210)
Equity securities	186	(19)	—	—	186	(19)
Other investments	280	(27)	—	—	280	(27)
Total	$7,376	$(141)	$2,194	$(115)	$9,570	$(256)

	0 – 12 Months		Over 12 Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$996	$(5)	$153	$(1)	$1,149	$(6)
Foreign	3,953	(148)	436	(73)	4,389	(221)
Corporate securities	7,518	(371)	738	(138)	8,256	(509)
Mortgage-backed securities	3,399	(42)	516	(12)	3,915	(54)
States, municipalities, and political subdivisions	556	(6)	42	(2)	598	(8)
Total fixed maturities	16,422	(572)	1,885	(226)	18,307	(798)
Equity securities	131	(18)	—	—	131	(18)
Other investments	210	(11)	—	—	210	(11)
Total	$16,763	$(601)	$1,885	$(226)	$18,648	$(827)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2016 and December 31, 2015, are investments, primarily fixed maturities, totaling $18.6 billion and $16.9 billion, respectively, and cash of $80 million and $110 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2016	2015
Trust funds	$12,271	$11,862
Deposits with non-U.S. regulatory authorities	2,340	2,075
Deposits with U.S. regulatory authorities	2,241	1,242
Assets pledged under repurchase agreements	1,457	1,459
Other pledged assets	409	392
	$18,718	$17,030

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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. At June 30, 2016, we held no positions in option contracts on equity market indices. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three and six months ended June 30, 2016 and 2015, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2015 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2016	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,155	$543	$—	$2,698
Foreign	—	22,393	87	22,480
Corporate securities	—	22,154	281	22,435
Mortgage-backed securities	—	12,715	49	12,764
States, municipalities, and political subdivisions	—	19,574	—	19,574
	2,155	77,379	417	79,951
Equity securities	750	—	37	787
Short-term investments	2,321	1,260	50	3,631
Other investments (1)	369	240	216	825
Securities lending collateral	—	1,142	—	1,142
Investment derivative instruments	18	—	—	18
Other derivative instruments	7	—	—	7
Separate account assets	1,592	95	—	1,687
Total assets measured at fair value (1)	$7,212	$80,116	$720	$88,048
Liabilities:
Investment derivative instruments	$71	$—	$—	$71
Other derivative instruments	4	—	10	14
GLB (2)	—	—	971	971
Total liabilities measured at fair value	$75	$—	$981	$1,056

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,537 million and other investments of $25 million at June 30, 2016 measured using NAV as a practical expedient.

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

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $2,477 million and other investments of $25 million at December 31, 2015 measured using NAV as a practical expedient.

(2)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period of Underlying Assets		2016		2015
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$571	$201	$300	$105
Real Assets	3 to 7 Years	520	304	474	140
Distressed	5 to 9 Years	456	200	261	218
Private Credit	3 to 7 Years	262	335	265	209
Traditional	3 to 9 Years	1,451	1,054	895	152
Vintage	1 to 2 Years	34	14	13	—
Investment funds	Not Applicable	243	—	269	—
		$3,537	$2,108	$2,477	$824

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	June 30, 2016	December 31, 2015
GLB(1)	$971	$609	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3).

	Assets							Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
June 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$62	$261	$48	$29	$—	$211	$10	$839
Transfers into Level 3	3	2	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	3	9	—	(1)	—	—	—	—
Net Realized Gains/Losses	(1)	(2)	—	1	—	—	—	132
Purchases	27	31	1	10	50	8	—	—
Sales	(7)	(16)	—	(2)	—	—	—	—
Settlements	—	(4)	—	—	—	(3)	—	—
Balance–End of Period	$87	$281	$49	$37	$50	$216	$10	$971
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$—	$—	$—	$—	$—	$—	$132

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
June 30, 2015	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$167	$33	$2	$208	$4	$451
Transfers into Level 3	28	12	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	(3)	—	—	2	—	—
Net Realized Gains/Losses	—	—	—	(1)	—	(1)	(104)
Purchases	8	8	23	1	7	—	—
Sales	—	(2)	—	—	—	—	—
Settlements	—	(15)	(1)	—	(3)	—	—
Balance–End of Period	$56	$167	$55	$2	$214	$3	$347
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$(1)	$—	$(1)	$(104)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $615 million at June 30, 2015, and $716 million at March 31, 2015, which includes a fair value derivative adjustment of $347 million and $451 million, respectively.

						Assets		Liabilities
Six Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
June 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$57	$174	$53	$16	$—	$212	$6	$609
Transfers into Level 3	9	18	—	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	9	11	—	(1)	—	—	—	—
Net Realized Gains/Losses	(6)	(8)	—	1	—	—	2	362
Purchases (2)	32	124	1	23	50	14	2	—
Sales	(8)	(30)	(5)	(2)	—	—	—	—
Settlements	(4)	(8)	—	—	—	(10)	—	—
Balance–End of Period	$87	$281	$49	$37	$50	$216	$10	$971
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(5)	$(7)	$—	$—	$—	$—	$2	$362

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

(2)	Includes acquired invested assets as a result of the Chubb Corp acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Six Months Ended	Available-for-Sale Debt Securities				Other investments	Other derivative instruments	GLB(1)
June 30, 2015	Foreign	Corporate securities	MBS	Equity securities
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$187	$15	$2	$204	$4	$406
Transfers into Level 3	28	13	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(2)	—	—	—	—	—	—
Net Realized Gains/Losses	—	(3)	—	(1)	—	(1)	(59)
Purchases	9	16	41	1	16	—	—
Sales	(1)	(5)	—	—	—	—	—
Settlements	—	(41)	(1)	—	(6)	—	—
Balance–End of Period	$56	$167	$55	$2	$214	$3	$347
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(2)	$—	$(1)	$—	$(1)	$(59)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $615 million at June 30, 2015, and $663 million at December 31, 2014, which includes a fair value derivative adjustment of $347 million and $406 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$605	$111	$—	$716	$686
Foreign	—	773	—	773	730
Corporate securities	—	3,002	13	3,015	2,882
Mortgage-backed securities	—	1,676	—	1,676	1,600
States, municipalities, and political subdivisions	—	5,401	—	5,401	5,192
Total assets	$605	$10,963	$13	$11,581	$11,090
Liabilities:
Repurchase agreements	$—	$1,405	$—	$1,405	$1,405
Short-term debt	—	514	—	514	500
Long-term debt	—	13,633	—	13,633	12,631
Trust preferred securities	—	451	—	451	308
Total liabilities	$—	$16,003	$—	$16,003	$14,844

December 31, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$583	$162	$—	$745	$733
Foreign	—	785	—	785	763
Corporate securities	—	3,042	14	3,056	3,054
Mortgage-backed securities	—	1,743	—	1,743	1,707
States, municipalities, and political subdivisions	—	2,223	—	2,223	2,173
Total assets	$583	$7,955	$14	$8,552	$8,430
Liabilities:
Repurchase agreements	$—	$1,404	$—	$1,404	$1,404
Long-term debt	—	9,678	—	9,678	9,389
Trust preferred securities	—	446	—	446	307
Total liabilities	$—	$11,528	$—	$11,528	$11,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
GMDB
Net premiums earned	$13	$16	$27	$32
Policy benefits and other reserve adjustments	$15	$11	$23	$20
GLB
Net premiums earned	$31	$30	$60	$62
Policy benefits and other reserve adjustments	4	7	15	19
Net realized gains (losses)	(137)	104	(371)	59
Loss recognized in Net income	$(110)	$127	$(326)	$102
Less: Net cash received	24	26	42	54
Net (increase) decrease in liability	$(134)	$101	$(368)	$48

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures used to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 8 for additional information.

The reported liability for GMDB reinsurance was $118 million and $117 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the reported liability for GLB reinsurance was $1.3 billion and $888 million, respectively, which includes a fair value derivative adjustment of $971 million and $609 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

6. Goodwill and Other intangible assets
At June 30, 2016 and December 31, 2015, Goodwill was $15.5 billion and $4.8 billion, respectively, and Other intangible assets were $7.4 billion and $887 million, respectively. The increases in Goodwill and Other intangible assets reflect the goodwill and intangible assets recorded in connection with the Chubb Corp acquisition.

The following table presents a roll-forward of Goodwill by segment for the six months ended June 30, 2016:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2015	$1,203	$196	$134	$2,078	$365	$820	$4,796
Acquisition of Chubb Corp	5,712	2,025	—	2,789	—	—	10,526
Foreign exchange revaluation	58	18	—	126	—	1	203
Balance at June 30, 2016	$6,973	$2,239	$134	$4,993	$365	$821	$15,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The preliminary purchase price allocation to intangible assets recorded in connection with the Chubb Corp acquisition and their related useful lives are as follows:

(in millions of U.S. dollars)	Preliminary purchase price allocation	Estimated useful life
Definite life
Unearned premium reserves (UPR) intangible asset	$1,550	1 year
Agency distribution relationships and renewal rights	3,150	24 years
Internally developed technology	95	3 years
Indefinite life
Trademarks	2,800	Indefinite
Licenses	50	Indefinite
Syndicate capacity	10	Indefinite
Total identified intangible assets	$7,655

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

The following table presents, as of June 30, 2016, the expected estimated pre-tax amortization expense (benefit), at current foreign currency exchange rates, for the third and fourth quarters of 2016 and the next five years, related to purchased intangibles as well as the fair value adjustment to Unpaid losses and loss expenses described above:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment to Unpaid losses and loss expense	Total	Other intangible assets	Total Amortization of purchased intangibles
Third quarter of 2016	$33	$8	$(61)	$(20)	$23	$3
Fourth quarter of 2016	33	8	(61)	(20)	23	3
2017	296	32	(160)	168	85	253
2018	324	32	(101)	255	74	329
2019	281	—	(62)	219	66	285
2020	240	—	(35)	205	59	264
2021	217	—	(20)	197	53	250
Total	$1,424	$80	$(500)	$1,004	$383	$1,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the expected amortization, at current foreign currency exchange rates, for the remainder of the UPR intangible asset which amortizes through Policy acquisition costs on the Consolidated statements of operations.

Associated with the Chubb Corp Acquisition
For the Year Ending December 31, 2016 (in millions of U.S. dollars)	Amortization of UPR intangible asset
Third quarter of 2016	$320
Fourth quarter of 2016	144
Total	$464

7. Debt
In connection with the Chubb Corp acquisition, Chubb INA Holdings Inc. (formerly ACE INA Holdings Inc.) assumed $3.3 billion par value outstanding debt of Chubb Corp, fair valued at $3.8 billion at the acquisition date. Chubb INA Holdings Inc. (Chubb INA) assumed Chubb Corp's rights, duties and obligations and Chubb Limited fully and unconditionally guarantees Chubb INA's payment obligations under these debts. Additionally, during the first quarter of 2016 we adopted new guidance that required debt issuance costs be recorded as a reduction of the carrying amount of the related debt liability (these costs were previously included in Other assets on the Consolidated balance sheets). The debt balances at December 31, 2015 have been updated to reflect the adoption of this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars)	2016	2015	Early Redemption Option
Repurchase agreements (weighted average interest rate of 0.8% in 2016 and 0.6% in 2015)	$1,405	$1,404	None
Short-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$500	$—	Make-whole premium plus 0.20%
Total short-term debt	$500	$—
Long-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$—	$500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	300	299	Make-whole premium plus 0.35%
$600 million 5.75% due May 2018	648	—	Make-whole premium plus 0.30%
$100 million 6.6% due August 2018	109	—	None
$500 million 5.9% due June 2019	497	497	Make-whole premium plus 0.40%
$1,300 million 2.3% due November 2020	1,294	1,294	Make-whole premium plus 0.15%
$1,000 million 2.875% due November 2022	994	994	Make-whole premium plus 0.20%
$475 million 2.7% due March 2023	471	471	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	694	694	Make-whole premium plus 0.15%
$800 million 3.15% due March 2025	794	794	Make-whole premium plus 0.15%
$1,500 million 3.35% due May 2026	1,487	1,487	Make-whole premium plus 0.20%
$100 million 8.875% due August 2029	100	100	None
$200 million 6.8% due November 2031	259	—	Make-whole premium plus 0.25%
$300 million 6.7% due May 2036	297	297	Make-whole premium plus 0.20%
$800 million 6.0% due May 2037	984	—	Make-whole premium plus 0.20%
$600 million 6.5% due May 2038	780	—	Make-whole premium plus 0.30%
$475 million 4.15% due March 2043	469	469	Make-whole premium plus 0.15%
$1,500 million 4.35% due November 2045	1,482	1,482	Make-whole premium plus 0.25%
Chubb INA $1,000 million 6.375% capital securities due March 2067(1)	961	—	Make-whole premium plus 0.25%-0.50%
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	11	11	None
Total long-term debt	$12,631	$9,389
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$307	Redemption prices(2)

(1)	6.375% interest rate through April 14, 2017; interest rate equal to three month LIBOR rate plus 2.25% thereafter.

(2)
Redemption price is equal to accrued and unpaid interest to the redemption date plus the greater of (i) 100 percent of the principal amount thereof, or (ii) sum of present value of scheduled payments of principal and interest on the debentures from the redemption date to April 1, 2030.

Certain of Chubb INA's senior notes and capital securities are redeemable at any time at Chubb INA's option subject to the provisions described in the table above. A "make-whole" premium is the present value of the remaining principal and interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

discounted at the applicable U.S. Treasury rate. The senior notes and capital securities are also redeemable at par plus accrued and unpaid interest in the event of certain changes in tax law.
We have outstanding $1.0 billion of unsecured junior subordinated capital securities at June 30, 2016, which were assumed by Chubb INA in connection with the Chubb Corp acquisition. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that we have received sufficient net proceeds from the sale of certain qualifying capital securities. We must use commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a rate of 6.375 percent through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25 percent. Subject to certain conditions, we have the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and we generally may not declare or pay any dividends on or purchase any shares of our capital stock.
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
Subject to the replacement capital covenant, the $1.0 billion capital securities may be redeemed, in whole or in part, at any time (i) on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or (ii) prior to April 15, 2017 at a redemption price equal to the greater of (1) the principal amount or (2) a make-whole premium, in each case plus any accrued interest.

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

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business. At June 30, 2016, we held no positions in option contracts on equity market indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2016			December 31, 2015
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$10	$(27)	$1,258	$7	$(11)	$1,029
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Options/Futures contracts on notes and bonds	OA / (AP)	8	(44)	1,249	5	(2)	751
Convertible securities (1)	FM AFS / ES	2	—	6	31	—	40
		$20	$(71)	$2,608	$43	$(13)	$1,915
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$—	$(4)	$1,225	$—	$(4)	$1,197
Other	OA / (AP)	7	(10)	277	—	(6)	15
		$7	$(14)	$1,502	$—	$(10)	$1,212
GLB(3)	(AP) / (FPB)	$—	$(1,256)	$1,511	$—	$(888)	$1,155

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At June 30, 2016 and December 31, 2015, derivative liabilities of $51 million and derivative assets of $1 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Secured borrowings
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At June 30, 2016 and December 31, 2015, our securities lending collateral was $1,142 million and $1,046 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,143 million and $1,047 million, respectively. The securities lending collateral can only be drawn down by Chubb in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

Remaining contractual maturity
June 30, 2016	Overnight and Continuous
(in millions of U.S. dollars)
Collateral held under securities lending agreements:
Cash	$447
U.S. Treasury and agency	71
Foreign	262
Corporate securities	11
Equity securities	351
$1,142
Gross amount of recognized liability for securities lending payable	$1,143
Difference (1)	$(1)

(1)	The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable due to accrued interest recorded in the securities lending payable.

At June 30, 2016 and December 31, 2015, our repurchase agreement obligations of $1,405 million and $1,404 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
June 30, 2016	Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$234	$5	$239
Mortgage-backed securities	329	889	1,218
	$563	$894	$1,457
Gross amount of recognized liabilities for repurchase agreements			$1,405
Difference(1)			$52

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Investment and embedded derivative instruments
Foreign currency forward contracts	$(10)	$(10)	$(20)	$15
All other futures contracts and options	(37)	42	(71)	13
Convertible securities(1)	—	(5)	5	—
Total investment and embedded derivative instruments	$(47)	$27	$(86)	$28
GLB and other derivative instruments
GLB(2)	$(131)	$104	$(359)	$59
Futures contracts on equities(3)	(28)	(2)	(43)	(13)
Options on equity market indices(3)	—	—	—	(1)
Other	—	(1)	(2)	(1)
Total GLB and other derivative instruments	$(159)	$101	$(404)	$44
	$(206)	$128	$(490)	$72

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

d) Fixed maturities
At June 30, 2016, we have commitments to purchase fixed income securities of $243 million over the next several years.

e) Other investments
At June 30, 2016, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.3 billion. In connection with these investments, we have commitments that may require funding of up to $2.1 billion over the next several years.

f) Taxation
At June 30, 2016, $20 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2005.

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

9. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2016, our Common Shares had a par value of CHF 24.15 per share.

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

At our May 2016 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.76 per share, expected to be paid in four quarterly installments of $0.69 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2017 annual general meeting, and is authorized to abstain from distributing a dividend at their discretion.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2016		2015		2016		2015
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Dividends – par value reduction	—	$	—	$—	—	$	0.62	$0.65
Dividends – distributed from capital contribution reserves	0.68	0.69	0.62	0.67	1.34	1.36	0.62	0.67
Total dividend distributions per common share	0.68	$0.69	0.62	$0.67	1.34	$1.36	1.24	$1.32

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2016, 14,770,884 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
In November 2014, the Board authorized a share repurchase program of $1.5 billion of Chubb's Common Shares for the period January 1, 2015 through December 31, 2015. For the three and six months ended June 30, 2015, Chubb repurchased $394 million (3,650,200 Common Shares) and $734 million (6,677,663 Common Shares), respectively. There are no outstanding repurchase authorizations subsequent to December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

10. Share-based compensation

The ACE Limited 2004 Long-Term Incentive Plan (the 2004 LTIP) permitted grants of both incentive and non-qualified stock options principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term. Stock options typically vest in equal annual installments over the vesting period, which is also the requisite service period. On February 25, 2016, Chubb granted 1,926,842 stock options with a weighted-average grant date fair value of $21.52 each. The fair value of the options issued is estimated on the grant date using the Black-Scholes option pricing model.

The 2004 LTIP also permitted grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The performance-based stock awards comprise target awards which have four installments that vest annually based on tangible book value (shareholders' equity less goodwill and intangible assets) per share growth compared to a defined group of peer companies, and premium awards, which are earned only if tangible book value per share growth over the cumulative 4-year period after the grant of the associated target awards exceeds a higher threshold compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 25, 2016, Chubb granted 1,119,686 service-based restricted stock awards, 337,581 service-based restricted stock units, and 452,820 performance-based awards to employees and officers with a grant date fair value of $118.39 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

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

In May 2016, our shareholders approved the Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP), which replaced both the 2004 LTIP and The Chubb Corporation Long-Term Incentive Plan (2014). The 2016 LTIP is substantially similar to the 2004 LTIP in its operation and the types of awards that may be granted.

Under the 2016 LTIP, 19,500,000 Common Shares were authorized to be issued, in addition to any shares that have not been delivered pursuant to the 2004 LTIP and remain available for grant pursuant to the 2004 LTIP, including any shares covered by awards granted under the 2004 LTIP that are forfeited, expire or are canceled after the effective date of the 2016 LTIP without delivery of shares or which result in the forfeiture of the shares back to Chubb.

11. Postretirement benefits

We maintain non-contributory defined benefit pension plans and other postretirement plans that cover certain employees located in the U.S., Europe, Asia, Canada, and Mexico. All underlying plans are subject to periodic actuarial valuations by qualified actuarial firms using actuarial models to calculate the expense and liability for each plan. Components of the funded status of the pension and other postretirement benefit plans are included in Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

Chubb provides postretirement benefits to eligible employees and their dependents through various defined contribution plans and defined benefit plans sponsored by Chubb. With the acquisition, Chubb assumed the outstanding pension obligations of legacy Chubb Corp, which consisted of several non-contributory defined benefit pension plans covering substantially all its employees.

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

As part of purchase accounting, Chubb eliminated legacy Chubb Corp’s postretirement benefit costs not yet recognized in Net income that were recorded in Accumulated other comprehensive income at the time of the acquisition. In addition, Chubb conformed the accounting policies for the acquired plans of legacy Chubb Corp to the accounting policies of Chubb, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

selecting the applicable discount rates using specific spot rates along a yield curve determined by the projected cash flows assumptions. This resulted in a lower overall discount rate used to determine the benefit obligation and therefore increased that obligation at the date of the acquisition.

At the date of the acquisition of Chubb Corp, we assumed the following postretirement benefit plan assets and obligations:

	Pension Benefits			Other Postretirement Benefits
January 14, 2016	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
(in millions of U.S. dollars)
Fair value of plan assets	$2,473	$315	$2,788	$138	$—	$138
Benefit obligations	(3,153)	(372)	(3,525)	(491)	(15)	(506)
Funded status	$(680)	$(57)	$(737)	$(353)	$(15)	$(368)

Chubb’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined based on actuarial valuations, market conditions and other factors. All benefit plans satisfy minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

For the three and six months ended June 30, 2016, we contributed $105 million and $132 million, respectively, to our U.S. and non-U.S. pension and other postretirement benefits plans. At June 30, 2016, we estimate that we will contribute an additional $19 million for the remainder of 2016. These estimates are subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance and management discretion.

The following tables summarize the components of net periodic benefit costs for our pension and postretirement benefit plans recognized in the Consolidated statements of operations:

Three Months Ended June 30	Pension Benefits			Other Postretirement Benefits
(in millions of U.S. dollars)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
2016
Net periodic benefit cost:
Service cost	$20	$4	$24	$2	$1	$3
Interest cost	27	8	35	4	—	4
Expected return on plan assets	(42)	(10)	(52)	(2)	—	(2)
Amortization of net actuarial loss	—	1	1	—	—	—
Net periodic benefit cost	$5	$3	$8	$4	$1	$5
2015
Net periodic benefit cost:
Service cost	$—	$1	$1
Interest cost	—	5	5
Expected return on plan assets	—	(7)	(7)
Amortization of net actuarial loss	—	1	1
Net periodic benefit cost	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Six Months Ended June 30	Pension Benefits			Other Postretirement Benefits
(in millions of U.S. dollars)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
2016
Net periodic benefit cost:
Service cost	$37	$9	$46	$4	$1	$5
Interest cost	54	16	70	9	—	9
Expected return on plan assets	(79)	(20)	(99)	(4)	—	(4)
Amortization of net actuarial loss	—	2	2	—	—	—
Net periodic benefit cost	$12	$7	$19	$9	$1	$10
2015
Net periodic benefit cost:
Service cost	$—	$3	$3
Interest cost	—	10	10
Expected return on plan assets	—	(14)	(14)
Amortization of net actuarial loss	—	2	2
Net periodic benefit cost	$—	$1	$1

The weighted-average assumptions used to determine net pension and other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
June 30, 2016
Discount rate	4.28%	3.74%	4.41%	4.30%
Rate of compensation increase	4.00%	3.40%	N/A	N/A
Expected long-term rate of return on plan assets	7.00%	4.90%	7.00%	N/A
December 31, 2015
Discount rate	N/A	3.51%	N/A	N/A
Rate of compensation increase	N/A	3.09%	N/A	N/A
Expected long-term rate of return on plan assets	N/A	4.81%	N/A	N/A

12. Segment information

Effective the first quarter of 2016, we are reporting our financial results within the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. We have also redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years and certain other run-off exposures. All legacy ACE prior period amounts (i.e., legacy Chubb Corp prior period results are not included in the prior period amounts in the tables below) have been adjusted to conform to the new segment presentation.

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Bermuda and Canada. These divisions write a variety of coverages, including traditional commercial property, marine, general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine and construction risk, environmental and cyber risk, excess casualty, as well as group accident and health (A&H) insurance. This segment includes our North American Major Accounts and Specialty Insurance (principally large

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

corporate accounts and wholesale business), and the North American Commercial Insurance divisions (principally middle market and small commercial accounts).

•
The North America Personal P&C Insurance segment includes the business written by Chubb’s North America Personal Risk Services division, which comprises Chubb high net worth personal lines business and ACE Private Risk Services, with operations in U.S. and Canada. This segment provides affluent and high net worth individuals and families with homeowners, automobile, valuables, umbrella and recreational marine insurance and services.

•
The North America Agricultural Insurance segment includes the business written by Rain and Hail Service, Inc. which provides comprehensive multiple peril crop and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

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

•	The Life Insurance segment includes the business written by Chubb Life, Chubb Tempest Life Re and Combined Insurance’s North America operations.

Corporate primarily includes loss and loss expenses of asbestos and environmental (A&E) run-off liabilities, and the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd, and Chubb INA Holdings, Inc. Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb Corp run-off business in 2016, and certain other run-off exposures.

In addition, revenue and expenses managed at the corporate level, including realized gains and losses, interest expense, the non-operating income of our partially-owned entities, amortization of purchased intangibles, Chubb integration expenses, and income taxes will be reported within Corporate. The amortization of purchased intangibles includes amortization of agency distribution relationships and renewal rights, internally developed technology, and the fair value adjustment on acquired loss reserves. Also the amortization of fair value adjustments on acquired invested assets and debt associated with the Chubb Corp acquisition is considered a corporate cost and is therefore included in Corporate. These items will not be allocated to the segment level; therefore, the segment income statement will only include underwriting income, net investment income, and beginning with the second quarter of 2016, other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items that the segments are held accountable for. We determined that this definition of segment income is appropriate and aligns with how the business is managed. As we progress through the integration and refine our processes, we may continue to further refine our segments and segment income measures. The prior periods have been adjusted to conform to the new segment presentation. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include net investment income and other (income) expense. For the North America Agricultural segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended June 30, 2016, underwriting income in our North America Agricultural Insurance segment was $14 million. This amount includes $2 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
June 30, 2016
(in millions of U.S. dollars)
Net premiums written	$3,245	$1,231	$375	$2,031	$230	$527	$—	$7,639
Net premiums earned	3,148	1,140	327	2,093	185	512	—	7,405
Losses and loss expenses	1,971	661	284	1,089	87	147	15	4,254
Policy benefits	—	—	—	—	—	146	—	146
Policy acquisition costs	545	269	25	537	47	137	—	1,560
Administrative expenses	299	98	2	277	14	77	62	829
Underwriting income (loss)	333	112	16	190	37	5	(77)	616
Net investment income (loss)	468	55	5	147	65	69	(101)	708
Other (income) expense	(9)	3	—	(5)	(2)	—	(16)	(29)
Segment income (loss)	810	164	21	342	104	74	(162)	1,353
Net realized gains (losses) including OTTI							(216)	(216)
Interest expense							153	153
Amortization of purchased intangibles							5	5
Chubb integration expenses							98	98
Income tax expense							155	155
Net income (loss)							$(789)	$726

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
June 30, 2015
(in millions of U.S. dollars)
Net premiums written	$1,428	$547	$379	$1,669	$261	$500	$—	$4,784
Net premiums earned	1,419	269	321	1,644	220	487	—	4,360
Losses and loss expenses	916	156	271	816	72	137	49	2,417
Policy benefits	—	—	—	—	—	153	—	153
Policy acquisition costs	131	(1)	23	396	60	118	—	727
Administrative expenses	154	34	4	254	13	74	45	578
Underwriting income (loss)	218	80	23	178	75	5	(94)	485
Net investment income	262	7	6	139	79	66	3	562
Other (income) expense	1	—	1	(4)	—	(7)	(29)	(38)
Segment income (loss)	479	87	28	321	154	78	(62)	1,085
Net realized gains (losses) including OTTI							126	126
Interest expense							71	71
Amortization of purchased intangibles							55	55
Income tax expense							143	143
Net income (loss)							$(205)	$942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Six Months Ended
June 30, 2016
(in millions of U.S. dollars)
Net premiums written	$5,547	$2,102	$439	$4,072	$431	$1,043	$—	$13,634
Net premiums earned	6,044	2,164	350	4,048	387	1,009	—	14,002
Losses and loss expenses	3,718	1,322	254	2,110	176	324	24	7,928
Policy benefits	—	—	—	—	—	272	—	272
Policy acquisition costs	1,027	518	29	1,040	100	259	—	2,973
Administrative expenses	565	186	(2)	540	28	149	135	1,601
Underwriting income (loss)	734	138	69	358	83	5	(159)	1,228
Net investment income (loss)	894	102	10	293	132	136	(185)	1,382
Other (income) expense	(9)	4	—	(10)	(3)	6	11	(1)
Segment income (loss)	1,637	236	79	661	218	135	(355)	2,611
Net realized gains (losses) including OTTI							(610)	(610)
Interest expense							299	299
Amortization of purchased intangibles							12	12
Chubb integration expenses							246	246
Income tax expense							279	279
Net income (loss)							$(1,801)	$1,165

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Six Months Ended
June 30, 2015
(in millions of U.S. dollars)
Net premiums written	$2,725	$680	$467	$3,463	$534	$991	$—	$8,860
Net premiums earned	2,799	415	385	3,281	446	961	—	8,287
Losses and loss expenses	1,831	267	293	1,630	171	289	58	4,539
Policy benefits	—	—	—	—	—	295	—	295
Policy acquisition costs	261	30	19	785	114	225	—	1,434
Administrative expenses	305	53	3	510	25	147	89	1,132
Underwriting income (loss)	402	65	70	356	136	5	(147)	887
Net investment income	520	12	12	277	154	132	6	1,113
Other (income) expense	(2)	—	2	(6)	(1)	(16)	(50)	(73)
Segment income (loss)	924	77	80	639	291	153	(91)	2,073
Net realized gains (losses) including OTTI							37	37
Interest expense							139	139
Amortization of purchased intangibles							85	85
Income tax expense							263	263
Net income (loss)							$(541)	$1,623

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

13. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2016	2015	2016	2015
Numerator:
Net income	$726	$942	$1,165	$1,623
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	467,701,328	325,463,196	457,102,802	326,795,838
Denominator for diluted earnings per share:
Share-based compensation plans	3,455,969	3,222,562	3,379,559	3,373,809
Weighted-average shares outstanding and assumed conversions	471,157,297	328,685,758	460,482,361	330,169,647
Basic earnings per share	$1.55	$2.89	$2.55	$4.97
Diluted earnings per share	$1.54	$2.86	$2.53	$4.91
Potential anti-dilutive share conversions	2,103,281	1,934,454	2,056,018	1,306,817

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

As part of the acquisition, Chubb INA Holdings Inc. assumed $3.3 billion par value outstanding debt of Chubb Corp, fair valued at $3.8 billion at the acquisition date. Chubb INA Holdings Inc. assumed Chubb Corp's rights, duties and obligations and Chubb Limited fully and unconditionally guarantees Chubb INA Holding Inc.'s payment obligations under these debts.

The following tables present condensed consolidating financial information at June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The transactions noted above are reflected in the tables below. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at June 30, 2016

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$27	$618	$99,201	$—	$99,846
Cash (1)	1	207	1,825	(1,022)	1,011
Insurance and reinsurance balances receivable	—	—	12,095	(3,563)	8,532
Reinsurance recoverable on losses and loss expenses	—	—	23,071	(9,836)	13,235
Reinsurance recoverable on policy benefits	—	—	1,185	(986)	199
Value of business acquired	—	—	381	—	381
Goodwill and other intangible assets	—	—	22,923	—	22,923
Investments in subsidiaries	37,011	49,412	—	(86,423)	—
Due from subsidiaries and affiliates, net	11,179	—	—	(11,179)	—
Other assets	7	522	17,962	(4,415)	14,076
Total assets	$48,225	$50,759	$178,643	$(117,424)	$160,203
Liabilities
Unpaid losses and loss expenses	$—	$—	$70,026	$(9,207)	$60,819
Unearned premiums	—	—	18,999	(3,770)	15,229
Future policy benefits	—	—	5,961	(986)	4,975
Due to subsidiaries and affiliates, net	—	11,036	143	(11,179)	—
Affiliated notional cash pooling programs (1)	776	246	—	(1,022)	—
Repurchase agreements	—	—	1,405	—	1,405
Short-term debt	—	500	—	—	500
Long-term debt	—	12,620	11	—	12,631
Trust preferred securities	—	308	—	—	308
Other liabilities	223	1,608	20,116	(4,837)	17,110
Total liabilities	999	26,318	116,661	(31,001)	112,977
Total shareholders’ equity	47,226	24,441	61,982	(86,423)	47,226
Total liabilities and shareholders’ equity	$48,225	$50,759	$178,643	$(117,424)	$160,203

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,639	$—	$7,639
Net premiums earned	—	—	7,405	—	7,405
Net investment income	1	3	704	—	708
Equity in earnings of subsidiaries	664	549	—	(1,213)	—
Net realized gains (losses) including OTTI	(1)	(1)	(214)	—	(216)
Losses and loss expenses	—	—	4,254	—	4,254
Policy benefits	—	—	146	—	146
Policy acquisition costs and administrative expenses	16	96	2,277	—	2,389
Interest (income) expense	(93)	233	13	—	153
Other (income) expense	(4)	10	(35)	—	(29)
Amortization of purchased intangibles	—	—	5	—	5
Chubb integration expenses	14	(97)	181	—	98
Income tax expense (benefit)	5	(37)	187	—	155
Net income	$726	$346	$867	$(1,213)	$726
Comprehensive income	$1,540	$1,004	$1,681	$(2,685)	$1,540

During the second quarter of 2016, we refined our internal expense allocation processes and as a result we were able to more precisely identify which of our wholly-owned subsidiaries were responsible for specific Chubb integration expenses and subsequently transferred Chubb integration expenses of $97 million and income tax benefit of $34 million from Chubb INA Holdings Inc. to the Other Chubb Limited Subsidiaries column above. The offsetting movement is within Equity in earnings of subsidiaries in the Chubb INA Holdings Inc. column above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,784	$—	$4,784
Net premiums earned	—	—	4,360	—	4,360
Net investment income	—	—	562	—	562
Equity in earnings of subsidiaries	901	296	—	(1,197)	—
Net realized gains (losses) including OTTI	—	(2)	128	—	126
Losses and loss expenses	—	—	2,417	—	2,417
Policy benefits	—	—	153	—	153
Policy acquisition costs and administrative expenses	18	7	1,280	—	1,305
Interest (income) expense	(7)	69	9	—	71
Other (income) expense	(57)	(4)	23	—	(38)
Amortization of purchased intangibles	—	—	55	—	55
Income tax expense (benefit)	5	(27)	165	—	143
Net income	$942	$249	$948	$(1,197)	$942
Comprehensive income (loss)	$397	$(91)	$403	$(312)	$397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$13,634	$—	$13,634
Net premiums earned	—	—	14,002	—	14,002
Net investment income	2	7	1,373	—	1,382
Equity in earnings of subsidiaries	1,039	1,055	—	(2,094)	—
Net realized gains (losses) including OTTI	(1)	(1)	(608)	—	(610)
Losses and loss expenses	—	—	7,928	—	7,928
Policy benefits	—	—	272	—	272
Policy acquisition costs and administrative expenses	33	132	4,409	—	4,574
Interest (income) expense	(173)	448	24	—	299
Other (income) expense	(13)	20	(8)	—	(1)
Amortization of purchased intangibles	—	—	12	—	12
Chubb integration expenses	17	40	189	—	246
Income tax expense (benefit)	11	(187)	455	—	279
Net income	$1,165	$608	$1,486	$(2,094)	$1,165
Comprehensive income	$3,081	$2,060	$3,402	$(5,462)	$3,081

Condensed Consolidating Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$8,860	$—	$8,860
Net premiums earned	—	—	8,287	—	8,287
Net investment income	1	1	1,111	—	1,113
Equity in earnings of subsidiaries	1,549	500	—	(2,049)	—
Net realized gains (losses) including OTTI	—	(2)	39	—	37
Losses and loss expenses	—	—	4,539	—	4,539
Policy benefits	—	—	295	—	295
Policy acquisition costs and administrative expenses	32	13	2,521	—	2,566
Interest (income) expense	(15)	138	16	—	139
Other (income) expense	(98)	(7)	32	—	(73)
Amortization of purchased intangibles	—	—	85	—	85
Income tax expense (benefit)	8	(53)	308	—	263
Net income	$1,623	$408	$1,641	$(2,049)	$1,623
Comprehensive income (loss)	$1,039	$(67)	$1,057	$(990)	$1,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,213	$4,050	$2,262	$(7,372)	$2,153
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(83)	(16,994)	—	(17,077)
Purchases of fixed maturities held to maturity	—	—	(121)	—	(121)
Purchases of equity securities	—	—	(78)	—	(78)
Sales of fixed maturities available for sale	—	—	11,868	—	11,868
Sales of equity securities	—	—	932	—	932
Maturities and redemptions of fixed maturities available for sale	—	—	3,910	—	3,910
Maturities and redemptions of fixed maturities held to maturity	—	—	443	—	443
Net change in short-term investments	—	7,829	3,882	—	11,711
Net derivative instruments settlements	—	(10)	(83)	—	(93)
Acquisition of subsidiaries (net of cash acquired of $71)	—	(14,282)	34	—	(14,248)
Capital contribution	(2,330)	—	(2,330)	4,660	—
Other	—	(3)	84	—	81
Net cash flows (used for) from investing activities	(2,330)	(6,549)	1,547	4,660	(2,672)
Cash flows from financing activities
Dividends paid on Common Shares	(530)	—	—	—	(530)
Proceeds from issuance of repurchase agreements	—	—	904	—	904
Repayment of repurchase agreements	—	—	(902)	—	(902)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	92	—	92
Dividend to parent company	—	—	(7,372)	7,372	—
Advances (to) from affiliates	(247)	221	26	—	—
Capital contribution	—	2,330	2,330	(4,660)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(106)	157	—	(51)	—
Policyholder contract deposits	—	—	274	—	274
Policyholder contract withdrawals	—	—	(103)	—	(103)
Other	—	(4)	—	—	(4)
Net cash flows (used for) from financing activities	(883)	2,704	(4,751)	2,661	(269)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	24	—	24
Net increase (decrease) in cash	—	205	(918)	(51)	(764)
Cash – beginning of period(1)	1	2	2,743	(971)	1,775
Cash – end of period(1)	$1	$207	$1,825	$(1,022)	$1,011

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2016 and December 31, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$65	$(35)	$1,861	$—	$1,891
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(9,210)	—	(9,210)
Purchases of fixed maturities held to maturity	—	—	(24)	—	(24)
Purchases of equity securities	—	—	(70)	—	(70)
Sales of fixed maturities available for sale	—	—	3,642	—	3,642
Sales of equity securities	—	—	102	—	102
Maturities and redemptions of fixed maturities available for sale	—	—	3,691	—	3,691
Maturities and redemptions of fixed maturities held to maturity	—	—	470	—	470
Net change in short-term investments	—	190	38	—	228
Net derivative instruments settlements	—	(9)	(24)	—	(33)
Acquisition of subsidiaries (net of cash acquired of $620)	—	—	255	—	255
Other	—	(2)	(69)	—	(71)
Net cash flows from (used for) investing activities	—	179	(1,199)	—	(1,020)
Cash flows from financing activities
Dividends paid on Common Shares	(427)	—	—	—	(427)
Common Shares repurchased	—	—	(750)	—	(750)
Proceeds from issuance of long-term debt	—	800	—	—	800
Proceeds from issuance of repurchase agreements	—	—	1,327	—	1,327
Repayment of long-term debt	—	(450)	—	—	(450)
Repayment of repurchase agreements	—	—	(1,327)	—	(1,327)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	46	—	46
Advances (to) from affiliates	223	(214)	(9)	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	140	(272)	—	132	—
Policyholder contract deposits	—	—	235	—	235
Policyholder contract withdrawals	—	—	(107)	—	(107)
Other	—	(6)	—	—	(6)
Net cash flows used for financing activities	(64)	(142)	(585)	132	(659)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(77)	—	(77)
Net increase in cash	1	2	—	132	135
Cash – beginning of period(1)	—	1	1,209	(555)	655
Cash – end of period(1)	$1	$3	$1,209	$(423)	$790

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the six months ended June 30, 2016.

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

•	the potential impact of the United Kingdom’s vote to withdraw from the European Union, including political, regulatory, social and economic uncertainty and market and exchange rate volatility;

•	judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms;

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2016, we had total assets of $160 billion and shareholders’ equity of $47 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

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

•
Chubb Tempest Re, our global reinsurance business, provides a broad range of traditional reinsurance coverage to a diverse array of primary P&C companies. This business is offered worldwide through major business units in Bermuda, North America, Europe, and Asia, with expertise in property catastrophe reinsurance and other diversified lines. This business has been shrinking for several years in the face of declining reinsurance rates and increasing competition.

Customers
The new Chubb today has an extremely broad mix of commercial and personal customers. On the commercial side, our customers range from large domestic companies and multinational corporations to middle market commercial businesses of all sizes to small commercial enterprises and even the microbusiness market. On the personal insurance side, our customers range from high net worth families in the U.S., where we insure their homes, cars and precious valuables, to lower-middle income consumers in emerging markets purchasing accident insurance from their credit card, cell phone or utility provider. The addition of Chubb Corp’s leading franchises serving middle market commercial customers in the U.S., Europe and several major markets in Asia and Latin America, as well as their premier business serving U.S. high net worth individuals and families, substantially deepen and broaden the company’s portfolio of customer segments.

Segment Reporting
Effective the first quarter of 2016 and subsequent to our acquisition of Chubb Corp, we operate through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. 2015 results were revised to conform to the new segment presentation and only include legacy ACE results (i.e., does not include legacy Chubb results except in "As If" presentations as defined below).

The segments are as follows:

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

Corporate includes all run-off asbestos and environmental (A&E) exposures, the results of its run-off Brandywine business, the results of its Westchester Specialty operations for 1996 and prior years, and certain other run-off exposures. Chubb’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb business in 2016. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites.  Corporate also includes the results of Chubb’s non-insurance companies, including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc. (Chubb INA).  Corporate results consist primarily of investment income, including the amortization of the fair value adjustment of acquired invested assets related to the Chubb Corp acquisition, the non-operating income of our partially-owned entities, interest expense, corporate staff expenses, Chubb integration expenses and other expenses not attributable to specific reportable segments. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Segment income includes underwriting income, investment income and beginning with the second quarter of 2016, other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items that the segments are held accountable for. We determined that this definition of segment income is appropriate and aligns with how the business is managed. As we progress through the integration, and refine our processes, we may continue to further refine our segments and segment income measures.

Combined legacy ACE and legacy Chubb results ("As If")

We present financial measures on an "As If" basis on both the current and prior year periods throughout the Management's Discussion and Analysis section exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting relating to the Chubb Corp acquisition in order to present the underlying profitability of our insurance business for the entire relevant periods. We believe these measures provide visibility into our results and allow for comparability to our historical results and are consistent with how management evaluates results.  We define our results presented on an "As If" basis as follows:

2016 "As If" results: The combined company results for the six months ended June 30, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition closed January 14, 2016) and do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition.

2015 "As If" results: Legacy ACE plus legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb Corp segment underwriting income by allocating the amortization of deferred policy acquisition costs to each segment.  2015 "As If" results exclude purchase accounting adjustments related to the Chubb Corp acquisition.

A reconciliation of "As If" results as defined above is provided under the Non-GAAP Reconciliation section starting on page 80.

Financial Highlights for the Three Months Ended June 30, 2016

•	Net income was $726 million compared with $942 million in the prior year period.

•
Total company and P&C net premiums written of $7.6 billion and $7.1 billion, respectively, up 59.7 percent and 66.0 percent reflecting the acquisition of Chubb Corp. P&C net premiums written decreased 6.2 percent or 4.7 percent in constant dollars when compared with prior year as if legacy ACE and legacy Chubb were one company in 2015 ("As If" basis). The prior year net premiums written included $252 million from the transfer of the Fireman’s Fund in-force business at the time of the transaction which was non-recurring in 2016.

•
Total company net premiums earned increased 69.8 percent, or 73.0 percent in constant dollars, reflecting the acquisition of Chubb Corp. On an "As If" basis, total company net premiums earned decreased 1.3 percent, or increased 0.3 percent in constant dollars.

•
P&C combined ratio was 91.2 percent compared with 87.7 percent in the prior year period. On an “As If” basis, P&C combined ratio was 90.2 percent compared with 87.1 percent in the prior year period. On and "As If" basis, current accident year P&C combined ratio excluding catastrophe losses was 88.9 percent compared with 88.0 percent in the prior year period.

•
The P&C expense ratio was 31.6 percent, compared with 28.8 percent in the prior year period reflecting the purchase accounting adjustments related to the Chubb Corp acquisition in the current year as well as the Fireman’s Fund non-recurring transfer which benefited the prior year ratio by 1.3 percentage points. On an "As If" basis, the P&C expense ratio was 30.6 percent, compared with 30.3 percent in the prior year which included a 0.7 percentage points benefit from the non-recurring Fireman’s Fund transfer.

•
Total pre-tax and after-tax catastrophe losses were $390 million (5.7 percentage points of the combined ratio) and $311 million, respectively, compared with $124 million (3.2 percentage points of the combined ratio) and $106 million, respectively, in the prior year period. On an "As If" basis, total pre-tax catastrophe losses for the second quarter of 2015 were $274 million (3.9 percentage points of the combined ratio).

•
Total pre-tax and after-tax favorable prior period development were $301 million (4.4 percentage points of the combined ratio) and $241 million, respectively, compared with $153 million pre-tax (3.9 percentage points of the combined ratio) and $128 million after-tax in the prior year period. On an "As If" basis, total pre-tax favorable prior period development for second quarter of 2015 was $336 million (4.8 percentage points of the combined ratio).

•
Net investment income was $708 million which is net of $108 million related to the amortization of the fair value adjustment on acquired invested assets of Chubb Corp. Excluding this amortization, net investment income was $816 million, compared with $562 million last year.

•
The North America Personal P&C Insurance segment included $252 million of net premiums written and $49 million of underwriting income in the prior year period related to the transfer of Fireman’s Fund in-force business in April 2015 that were non-recurring in 2016.

Consolidated Operating Results – Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written (1)	$7,639	$4,784	59.7%	$13,634	$8,860	53.9%
Net premiums earned (1)	7,405	4,360	69.8%	14,002	8,287	69.0%
Net investment income	708	562	26.0%	1,382	1,113	24.2%
Net realized gains (losses)	(216)	126	NM	(610)	37	NM
Total revenues	7,897	5,048	56.4%	14,774	9,437	56.6%
Losses and loss expenses	4,254	2,417	76.0%	7,928	4,539	74.7%
Policy benefits (2)	146	153	(4.6)%	272	295	(7.8)%
Policy acquisition costs	1,560	727	114.6%	2,973	1,434	107.3%
Administrative expenses	829	578	43.4%	1,601	1,132	41.4%
Interest expense	153	71	115.5%	299	139	115.1%
Other (income) expense (2)	(29)	(38)	(23.7)%	(1)	(73)	(98.6)%
Amortization of purchased intangibles	5	55	(90.9)%	12	85	(85.9)%
Chubb integration expenses	98	—	NM	246	—	NM
Total expenses	7,016	3,963	77.0%	13,330	7,551	76.5%
Income before income tax	881	1,085	(18.8)%	1,444	1,886	(23.4)%
Income tax expense	155	143	8.4%	279	263	6.1%
Net income	$726	$942	(22.8)%	$1,165	$1,623	(28.2)%
NM – not meaningful

(1)
On a constant-dollar basis for the three and six months ended June 30, 2016, net premiums written increased $2,938 million and $5,068 million, respectively, and net premiums earned increased $3,125 million and $5,977 million, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
Other (income) expense includes (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP. For the three and six months ended June 30 2016, these (gains) losses were $(3) million and nil, respectively, compared with $(6) million and $(17) million in the prior year periods. The offsetting movement in the separate account liabilities is included in Policy benefits.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $2,855 million and $4,774 million for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition, which added $3.1 billion and $5.3 billion, respectively to premiums. This increase in premiums was partially offset by the adverse impact of foreign exchange of $83 million and $294 million, respectively. On a constant-dollar basis, as if legacy ACE and legacy Chubb were one company in 2015 and since the beginning of 2016 ("As If" basis), net premiums written decreased $333 million and $399 million for the three and six months ended June 30, 2016, respectively.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $1,817 million and $2,822 million for the three and six months ended June 30, 2016, respectively. On an "As If" basis, net premiums written were relatively flat for the three months ended June 30, 2016, as slight increases in our North America Commercial Insurance (NACI) and Wholesale businesses were offset by a slight decrease in our Major Accounts business.

•
Net premiums written in our North America Personal P&C Insurance segment increased $684 million and $1,422 million for the three and six months ended June 30, 2016, respectively. On an "As If" basis, net premiums written decreased $319 million and $257 million for the three and six months ended June 30, 2016, respectively. The prior year included $252 million of non-recurring unearned premium reserves (UPR) related to the Fireman’s Fund high net worth personal lines business acquired in April 2015 recognized as written premiums at the date of acquisition. Excluding the non-recurring written premiums, on an "As If" basis, net premiums written decreased 5.2 percent for the three months ended June 30, 2016. For the six months ended June 30, 2016, net premiums written remained relatively flat.

•
Net premiums written in our Overseas General Insurance segment increased $362 million and $609 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2016, on an "As If" constant-dollar basis, net premiums written increased by $11 million and $48 million, respectively, driven by growth in new personal residential business, property and casualty lines (P&C) and A&H lines, partially offset by declines in our excess and surplus lines.

•
Net premiums written in our Life Insurance segment increased $27 million and $52 million for the three and six months ended June 30, 2016, respectively and increased $3 million and $4 million, respectively, on an "As If" basis.  Growth in our Life insurance business was partially offset by the adverse foreign exchange impact. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.

•
Net premiums written in our Global Reinsurance segment decreased $31 million and $103 million for the three and six months ended June 30, 2016, respectively, and declined $36 million and $110 million, respectively, on an "As If" basis as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition.

•
Net premiums written in our North America Agricultural Insurance segment decreased $4 million and $28 million for the three and six months ended June 30, 2016, respectively, due to lower base prices used in our 2016 policy pricing.

The following tables present a breakdown of consolidated net premiums written by line of business for the periods indicated:

						Three Months Ended
							June 30
							C$ (1)Impact of Total FF and One-Time Item on Growth
(in millions of U.S. dollars, except for percentages)	2016	2015	% Change Q-16 vs. Q-15	As If 2015	C$ (1) As If Q-15	% Change C$ (1) Q-16 vs. As If Q-15
Commercial multiple peril (2)	$236	$—	NM	$239	$239	(1.3)%
Commercial casualty	893	471	89.6%	848	848	5.3%
Workers' compensation	548	194	182.5%	503	503	8.9%
Professional liability	927	369	151.2%	954	945	(1.9)%
Surety	149	80	86.3%	163	158	(5.7)%
Property and other short-tail lines	1,097	818	34.1%	1,241	1,202	(8.7)%
International other casualty	247	182	35.7%	227	224	10.3%
Total Commercial P&C	4,097	2,114	93.8%	4,175	4,119	(0.5)%

Agriculture	375	379	(1.2)%	379	379	(1.2)%

Personal automobile	344	274	25.5%	416	397	(13.4)%	(9.6)%
Personal homeowners	898	325	176.3%	1,076	1,075	(16.5)%	(17.4)%
Personal other	405	276	46.7%	502	483	(16.1)%	(21.5)%
Total Personal lines	1,647	875	88.2%	1,994	1,955	(15.8)%	(16.8)%
Total Property and Casualty lines	6,119	3,368	81.7%	6,548	6,453	(5.2)%	(5.0)%
Other Lines
Global A&H (3)	1,029	910	13.1%	1,025	997	3.2%
Reinsurance	230	261	(11.9)%	266	265	(13.0)%
Life	261	245	6.5%	269	257	1.6%
Total consolidated	$7,639	$4,784	59.7%	$8,108	$7,972	(4.2)%	(4.0)%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in the Global A&H line item above.

Total personal lines increased 88.2 percent for the three months ended June 30, 2016, compared to the prior year period, primarily reflecting the Chubb Corp acquisition.  On a constant-dollar “As If” basis, total personal lines growth declined 15.8 percent, reflecting lower renewal premium retention on the acquired Fireman’s Fund high net worth personal lines business (Fireman’s Fund) and our decision to exit the legacy Chubb Brazilian high net worth automobile business due to competitive market conditions.  In addition, the prior year period included $252 million of non-recurring UPR related to the Fireman’s Fund business recognized as written premiums at the date of acquisition that is non-recurring in 2016 as well as a non-recurring reinsurance benefit in the prior year of $19 million related to a modification in terms related to a ceded reinsurance contract that resulted in a reinsurance return premium.

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $3,045 million and $5,715 million for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition which added about $3.1 billion and $5.9 billion, respectively, of growth to premiums partially offset by the adverse impact of foreign currency of $80 million and $262 million. On a constant-dollar basis, net premiums earned increased $3,125 million and $5,977 million, for the three and six months ended June 30, 2016, respectively.

On an "As If" constant-dollar basis, net premiums earned increased $22 million for the three months ended June 30, 2016, primarily in our Overseas General Insurance and Life Insurance segments due to the same factors driving the increase in net premiums written as described above. The North America Commercial P&C Insurance net premiums earned increased $36 million despite the decline in net premiums written reflecting the earning in of prior year premium growth. Net premiums earned in our North America Agricultural Insurance also increased due to lower cessions under existing third party proportional reinsurance programs, and Global Reinsurance segment declined due to the same factors driving the decrease in net premiums written as described above.

On an "As If" constant-dollar basis, net premiums earned increased $225 million for the six months ended June 30, 2016, due to the same factors driving the increase in net premiums written as described above.

In evaluating our segments excluding Life, we use the P&C combined ratio, the loss and loss expense ratio (including the impact of realized gains and losses on crop derivatives for the North America Agricultural Insurance segment), the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life segment as we do not use these measures to monitor or manage that segment. The P&C combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

The following table presents the components of the P&C combined ratio. A reconciliation of the P&C combined ratio to the GAAP combined ratio is provided under the Non-GAAP Reconciliation section starting on page 80.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	59.6%	58.9%	58.5%	58.0%
Policy acquisition cost ratio	20.6%	15.7%	20.9%	16.5%
Administrative expense ratio	11.0%	13.1%	11.2%	13.5%
P&C combined ratio	91.2%	87.7%	90.6%	88.0%
The following table presents the pre-tax catastrophe losses, excluding reinstatement premiums, and pre-tax favorable prior period development:

	Three Months Ended June 30			Six Months Ended June 30
			As If			As If
(in millions of U.S dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$396	$124	$274	$654	$175	$654	$589
Favorable prior period development, pre-tax	$301	$153	$336	$548	$236	$548	$528
Catastrophe losses for the three and six months ended June 30, 2016, were primarily related to severe weather-related events in the U.S. and Europe, a wildfire in Canada, and an earthquake in Ecuador. Catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S. and Asia, a hailstorm in Australia, and flooding in Chile.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

The following table presents the break out of catastrophe losses for the three months ended June 30, 2016, by segment, both gross and net of reinsurance.

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Chubb Consolidated
For the Three Months Ended
June 30, 2016
(in millions of U.S. dollars)
Catastrophe Loss Charge by Event - Gross
Texas storms	$64	$32	$1	$3	$3	$103
Other U.S. flooding, tornadoes, hail, wind	86	60	11	1	—	158
Japan & Ecuador earthquakes	—	—	—	38	—	38
Other international events	—	—	—	97	—	97
Fort McMurray wildfire	20	1	—	—	57	78
Other	19	4	2	4	—	29
Total	$189	$97	$14	$143	$60	$503
Catastrophe Loss Charge by Event - Net
Texas storms	$56	$32	$1	$3	$3	$95
Other U.S. flooding, tornadoes, hail, wind	77	60	11	1	—	149
Japan & Ecuador earthquakes	—	—	—	31	—	31
Other international events	—	—	—	34	—	34
Fort McMurray wildfire	20	1	—	—	49	70
Other	7	4	2	4	—	17
Total	$160	$97	$14	$73	$52	$396
Reinstatement premium collected	$—	$—	$—	$—	$6	$6
Total impact before income tax	$160	$97	$14	$73	$46	$390
Total impact after income tax	$118	$71	$10	$66	$46	$311

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio. The loss ratio numerator includes adjusted losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes Net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net earned premiums when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	59.6%	58.9%	58.5%	58.0%
Catastrophe losses and related reinstatement premiums	(5.7)%	(3.2)%	(5.0)%	(2.4)%
Prior period development	4.5%	4.0%	4.4%	3.3%
Loss and loss expense ratio, adjusted	58.4%	59.7%	57.9%	58.9%

The adjusted loss and loss expense ratio decreased 1.3 percentage points and 1.0 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the net favorable impact of the Chubb Corp acquisition which carries a relatively lower loss ratio in our North America P&C businesses but carries a higher loss ratio in our international business. The current periods also included claims handling expense savings realized in connection with the integration of Chubb Corp of $18 million for both the three and six months ended June 30, 2016.

On an "As-If" basis, the adjusted loss and loss expense ratio increased 0.7 percentage points and 0.3 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to a low level of short-tail large losses in the prior year, partially offset by claims handling expense savings as noted above.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio increased 4.9 percentage points and 4.4 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the normal impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition and the prior year acquisition of Fireman's Fund. The Chubb Corp purchase accounting includes a fair value adjustment related to the unearned premiums at the date of the purchase. This adjustment is then amortized into policy acquisition costs over the remaining coverage period. Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of these purchase accounting adjustments was an increase to policy acquisition costs of $66 million and $130 million for the three and six months ended June 30, 2016, respectively, or 0.9 percentage points to the policy acquisition cost ratio for both periods. The prior year Fireman's Fund purchase accounting included the favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of the Fireman's Fund purchase accounting adjustments was an increase of 1.3 percentage points and 0.7 percentage points for the three and six months ended June 30, 2016, respectively. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $73 million (1.1 percentage points to the ratio) and $144 million (1.1 percentage points to the ratio) increase to policy acquisition costs, with an offsetting decrease to administrative expenses for the three and six months ended June 30, 2016, respectively.

On an "As If" basis, the policy acquisition cost ratio increased by 0.6 percentage points and 0.5 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the impact of the Fireman’s Fund acquisition in 2015.

Our administrative expense ratio decreased by 2.1 percentage points and 2.3 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the $73 million (1.1 percentage points to the ratio) and $144 million (1.1 percentage points to the ratio) reclassification of underwriting costs that are directly attributable to the successful acquisition of business, as discussed above, and cost savings realized as a result of the Chubb Corp acquisition of $46 million and $74 million, respectively.

On an "As If" basis, our administrative expense ratio decreased 0.3 percentage points and 0.4 percentage points for the three and six months ended June 30, 2016, respectively primarily due to cost savings realized as a result of the Chubb Corp acquisition, partially offset by increased spending to support growth.

The following table presents consolidated integration related savings realized by segment and income statement line item for the three and six months ended June 30, 2016:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Corporate	Consolidated

For the Three Months Ended
June 30, 2016
Losses and loss expenses	$9	$6	$3	$—	$18
Policy acquisition costs	4	—	2	—	6
Administrative expenses	18	10	11	7	46
Net investment income	1	1	—	—	2
Total	$32	$17	$16	$7	$72
For the Six Months Ended
June 30, 2016
Losses and loss expenses	$9	$6	$3	$—	$18
Policy acquisition costs	4	—	2	—	6
Administrative expenses	32	15	17	10	74
Net investment income	1	1	—	—	2
Total	$46	$22	$22	$10	$100

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate. Our effective income tax rate was 17.6 percent and 19.3 percent for the three and six months ended June 30, 2016, respectively. Our effective income tax rate was 13.2 percent and 13.9 percent for the three and six months ended June 30, 2015, respectively. The increase in the effective rate is primarily due to a higher percentage of realized losses being generated in lower taxing jurisdictions and a higher percentage of operating profits being generated in higher taxing jurisdictions, primarily driven by the earnings generated as a result of the Chubb Corp acquisition. The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three and six months ended June 30, 2016, approximately 51 percent and 46 percent of our total pre-tax income was tax effected based on these lower rates compared with 66 percent for both the three and six months ended June 30, 2015. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 20.0 percent, 7.83 percent, and 0.0 percent, respectively. In addition, as part of the Chubb Corp acquisition, we have an intercompany loan that decreased our income tax expense by $23 million and $42 million for the three and six months ended June 30, 2016, respectively.

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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2016
North America Commercial P&C Insurance	$(167)	$(1)	$(168)	$(309)	$(37)	$(346)
North America Personal P&C Insurance	(4)	(11)	(15)	(4)	(14)	(18)
North America Agricultural Insurance	—	—	—	—	(41)	(41)
Overseas General Insurance	(1)	(84)	(85)	(1)	(114)	(115)
Global Reinsurance	(47)	—	(47)	(49)	(1)	(50)
Corporate	14	—	14	22	—	22
Total	$(205)	$(96)	$(301)	$(341)	$(207)	$(548)
2015
North America Commercial P&C Insurance	$(84)	$(12)	$(96)	$(86)	$(40)	$(126)
North America Personal P&C Insurance	—	—	—	—	—	—
North America Agricultural Insurance	—	—	—	—	(33)	(33)
Overseas General Insurance	1	(69)	(68)	1	(93)	(92)
Global Reinsurance	(39)	3	(36)	(40)	(1)	(41)
Corporate	47	—	47	56	—	56
Total	$(75)	$(78)	$(153)	$(69)	$(167)	$(236)

North America Commercial P&C Insurance

2016
For the three months ended June 30, 2016, net favorable PPD was $168 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $167 million in long-tail business, primarily from:

•
Net favorable development of $114 million in our workers’ compensation lines with favorable development of $40 million in the 2015 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Favorable development of $59 million driven by accident years 2011 and prior was principally due to lower than expected loss experience and revision to the basis for selecting development patterns used in our loss projection methods. Adverse development in accident years 2012 through 2015 was due to a small number of large claims in our excess business;

•
Net favorable development of $50 million in our commercial-multi peril (CMP) and monoline general liability lines, driven by favorable paid and reported loss activity relative to prior expectations, principally in accident years 2007 through 2014; and

•	Net favorable development of $20 million in our professional E&O portfolios, in the 2003 accident year due to a favorable development on a specific claim.

For the six months ended June 30, 2016, net favorable PPD was $346 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $309 million in long-tail business, primarily from:

•
Favorable development of $145 million in our commercial excess and umbrella portfolios, driven by continued lower than expected reported loss activity in accident years 2010 and prior; in general, the severity of claims has been less than previously expected;

•	Net favorable development of $114 million on our workers’ compensation lines as described above;

•
Favorable development of $63 million in our professional E&O portfolios, primarily impacting the 2012 and prior accident years and arising from both lower than expected reported loss activity and re-assessments of remaining claim-specific liabilities for the older accident years; and

•
Net favorable development of $24 million in our primary casualty and general liability portfolios was driven by $50 million favorable development in our CMP and monoline general liability lines as described above, and $26 million adverse development due to higher than expected reported loss activity, mainly associated with construction defect coverages.

•	Net favorable development of $37 million in short-tail business, primarily from favorable development of $24 million in our surety business, due to favorable claim emergence in the 2013 accident year.

2015
For the three months ended June 30, 2015, net favorable PPD was $96 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•
Net favorable development of $84 million in long-tail business, primarily from our national accounts portfolios which consist of commercial auto, general liability and workers' compensation lines of business. This favorable movement was the net impact of favorable and adverse movements, including:

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

For the six months ended June 30, 2015, net favorable PPD was $126 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $86 million in long-tail business, primarily from favorable development of $84 million in our national accounts portfolios as described above.

•
Net favorable development of $40 million in short-tail business, primarily from favorable development of $24 million in our surety business due to lower than expected claims emergence primarily in the 2013 accident year.

North America Personal P&C Insurance

For the three and six months ended June 30, 2016, net favorable PPD was $15 million and $18 million, respectively, which were the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate. There was no prior period development in the prior year periods.

North America Agricultural Insurance

There was no PPD in both the three months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016, net favorable PPD was $41 million compared with $33 million the prior year period. Actual claim development in the first quarter of 2016 for the 2015 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2015.

Overseas General Insurance

2016
For the three months ended June 30, 2016, net favorable PPD was $85 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $84 million in short-tail business, primarily from:

•	Favorable development of $38 million in property (excluding technical lines), primarily from favorable Continental Europe loss emergence in accident years 2013 through 2015; and

•
Favorable development of $32 million in energy lines, primarily from a claims review of catastrophe impacts on underwriting years 2004 through 2008, as well as favorable loss emergence in accident years 2010 through 2013, primarily in offshore where experience has been better than expected.

For the six months ended June 30, 2016, net favorable PPD was $115 million, due primarily to the same factors experienced for the three months ended June 30, 2016 as described above.

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

Global Reinsurance

2016
For the three and six months ended June 30, 2016, net favorable PPD was $47 million and $50 million, respectively, which were the net result of several underlying favorable and adverse movements, driven by the following principal change:

•	Favorable development of $41 million in casualty lines primarily impacting treaty years 2011 and prior, principally resulting from lower than expected loss emergence.

2015
For the three and six months ended June 30, 2015, net favorable PPD was $36 million and $41 million, respectively, which were the net result of several underlying favorable and adverse movements across a number of lines, driven by the following principal change:

•
Favorable development of $23 million in casualty lines primarily impacting treaty years 2009 and prior, principally resulting from lower than expected loss emergence combined with an increase in weighting applied to experience-based methods.

Corporate

2016
For the three and six months ended June 30, 2016, net adverse development was $14 million and $22 million, respectively, primarily due to unallocated loss adjustment expenses paid and incurred in the respective periods on our run-off lines.

2015
For the three months ended June 30, 2015, net adverse development was $47 million in our runoff portfolios, principally in the general and products liability lines, impacting the 1995 and prior accident years, where loss activity was higher than expected.

For the six months ended June 30, 2015, net adverse development was $56 million in our runoff portfolios for the same factors experienced for the three months ended June 30, 2015 described above and including loss adjustment expenses.

Segment Operating Results – Three and Six Months Ended June 31, 2016 and 2015

Effective the first quarter of 2016, reflecting our significantly larger and expanded operations, subsequent to the Chubb Corp acquisition, we implemented organizational changes that resulted in new business segments. We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. We have also redefined Corporate to include all run-off asbestos and environmental (A&E) exposures, the results of run-off Brandywine business, the results of Westchester specialty operations for 1996 and prior years and certain other run-off exposures. Prior period amounts contained in this report have been adjusted to conform to the new segment presentation.

North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North American Major Accounts and Specialty Insurance (principally large corporate accounts and wholesale business), and the North American Commercial Insurance divisions (principally middle market and small commercial accounts).

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$3,245	$1,428	127.4%	$5,547	$2,725	103.6%
Net premiums earned	3,148	1,419	121.8%	6,044	2,799	115.9%
Losses and loss expenses	1,971	916	115.2%	3,718	1,831	103.1%
Policy acquisition costs	545	131	NM	1,027	261	293.5%
Administrative expenses	299	154	94.2%	565	305	85.2%
Underwriting income	333	218	52.8%	734	402	82.6%
Net investment income	468	262	78.6%	894	520	71.9%
Other (income) expense	(9)	1	NM	(9)	(2)	NM
Segment income	$810	$479	69.1%	$1,637	$924	77.2%
Loss and loss expense ratio	62.6%	64.5%		61.5%	65.4%
Policy acquisition cost ratio	17.3%	9.2%		17.0%	9.3%
Administrative expense ratio	9.6%	10.9%		9.4%	10.9%
Combined ratio	89.5%	84.6%		87.9%	85.6%

Net premiums written increased $1,817 million and $2,822 million for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition which added about $1.7 billion and $2.8 billion of growth in premiums, respectively.

For the three months ended June 30, 2016 on an "As If" basis, net premiums written were relatively flat as slight increases in our North America Commercial Insurance (NACI) and Wholesale businesses were offset by a slight decrease in our Major Accounts business. Within Major Accounts, growth in our risk management business, reflecting new business written, was more than offset by declines in property and specialty lines and casualty lines, due to $35 million of additional third-party reinsurance purchased and competitive market conditions. Within our NACI business, growth in casualty, primarily workers' compensation lines, was partially offset by declines in our property lines due to lower new business and lower renewals, reflecting competitive market conditions.

For the six months ended June 30, 2016, on an "As If" basis, net premiums written declined $115 million, principally reflecting an additional $48 million of third-party reinsurance purchased and lower new business, driven by competitive market conditions, and rate declines. Partially offsetting the decline is growth in our global risk management and workers' compensation lines reflecting new business and strong renewals.

Net premiums earned increased 121.8 percent and 115.9 percent for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition which added $1.7 billion (120.0 percent) and $3.2 billion (115.0 percent) of growth to premiums, respectively. On an "As If" basis, net premiums earned increased $34 million and $64 million, respectively, reflecting the earning in of prior year premium growth.
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended June 30			Six Months Ended June 30
			As If			As If
(in millions of U.S. dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$160	$41	$100	$241	$50	$241	$166
Favorable prior period development, pre-tax	$168	$96	$246	$346	$126	$346	$361

Catastrophe losses through June 30, 2016 were primarily from severe weather-related events in the U.S. and a wildfire in Canada. Catastrophe losses through June 30, 2015, were primarily from severe weather-related events in the U.S.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	62.6%	64.5%	61.5%	65.4%
Catastrophe losses and related reinstatement premiums	(5.1)%	(2.8)%	(4.0)%	(1.8)%
Prior period development	5.4%	6.9%	5.8%	4.6%
Loss and loss expense ratio, adjusted	62.9%	68.6%	63.3%	68.2%

The adjusted loss and loss expense ratio decreased 5.7 percentage points and 4.9 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the addition of the Chubb Corp business, which carried a lower loss ratio, and claims handling expense savings realized in connection with the integration of Chubb Corp of $9 million (0.3 and 0.1 percentage points) for both the three and six months ended June 30, 2016, respectively. On an "As If" basis, the adjusted loss and loss expense ratio was relatively flat for both the three and six months ended June 30, 2016.

The policy acquisition cost ratio increased 8.1 percentage points and 7.7 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the addition of the Chubb Corp business which has a higher acquisition cost ratio and the normal impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition. The Chubb Corp purchase accounting includes a fair value adjustment related to the unearned premiums at the date of the purchase. This adjustment is then amortized into policy acquisition costs. Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of these purchase accounting adjustments was an increase to policy acquisition costs of $46 million and $92 million for the three and six months ended June 30, 2016, respectively, or 1.4 percentage points and 1.5 percentage points to the policy acquisition cost ratio, respectively. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $31 million (1.0 percentage point of the ratio) and $63 million (1.0 percentage point of the ratio) increase to policy acquisition costs for the three and six months ended June 30, 2016, respectively, with an offsetting decrease to administrative expenses.

On an "As If" basis, which excludes purchase accounting adjustments, the policy acquisition cost ratio was relatively flat for both the three and six months ended June 30, 2016.
The administrative expense ratio decreased by 1.3 percentage points and 1.5 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the $31 million and $63 million reclassification, respectively, noted above which decreased the administrative expense ratio by 1.0 percentage points for each period, cost savings realized of $18 million (0.6 percentage points) and $32 million (0.5 percentage points), respectively, and the inclusion of the Chubb Corp businesses which carried a lower administrative expense ratio, partially offset by increased spending to support growth.

On an "As If" basis, the administrative expense ratio remained relatively flat for both the three and six months ended June 30, 2016, as cost savings realized of $18 million (0.6 percentage points) and $32 million (0.5 percentage points), respectively, were offset by increased spending to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment is the business written by the North America Personal Risk Services, which comprises Chubb high net worth personal lines business and ACE Private Risk Services, which includes operations in the U.S. and Canada.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$1,231	$547	125.1%	$2,102	$680	209.2%
Net premiums earned	1,140	269	NM	2,164	415	NM
Losses and loss expenses	661	156	NM	1,322	267	NM
Policy acquisition costs	269	(1)	NM	518	30	NM
Administrative expenses	98	34	188.2%	186	53	250.9%
Underwriting income	112	80	40.0%	138	65	112.3%
Net investment income	55	7	NM	102	12	NM
Other (income) expense	3	—	NM	4	—	NM
Segment income	$164	$87	88.5%	$236	$77	206.5%
Loss and loss expense ratio	58.0%	57.9%		61.1%	64.3%
Policy acquisition cost ratio	23.6%	(0.3)%		23.9%	7.2%
Administrative expense ratio	8.5%	13.0%		8.6%	12.9%
Combined ratio	90.1%	70.6%		93.6%	84.4%
NM – not meaningful
Net premiums written increased $684 million and $1,422 million for the three and six months ended June 30, 2016, primarily due to the acquisition of the Chubb Corp which added about $1.0 billion and $1.7 billion of growth to premiums, respectively.
For the three and six months ended June 30, 2016, on an "As If" basis, net premiums written decreased 20.6 percent and 10.5 percent respectively. The prior year included $252 million of non-recurring unearned premium reserves (UPR) related to the Fireman’s Fund high net worth personal lines business acquired in April 2015 recognized as written premiums at the date of acquisition. Excluding the non-recurring written premiums, on an "As If" basis, net premiums written decreased 5.2 percent for the three months ended June 30, 2016, primarily due to lower renewal premium retention on the acquired Fireman's Fund business and a one-time benefit of $19 million in the prior year from a modification in terms related to a ceded reinsurance contract that resulted in a reinsurance return premium. This decrease was partially offset by growth in both our Chubb high net worth and ACE Private Risk services businesses, primarily within our homeowner lines, driven by strong renewal premium retention, rate and exposure increases as well as modest growth in new business. For the six months ended June 30, 2016, excluding the non-recurring written premium from the Fireman's Fund acquisition, net premiums written remained relatively flat.
Net premiums earned increased $871 million and $1,749 million for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition. On an "As If" basis, net premiums earned decreased $20 million for the three months ended June 30, 2016 primarily due to the same factors driving the decrease in net premiums written as described above. For the six months ended June 30, 2016, on an "As If" basis, net premiums earned increased $107 million, reflecting the earning in of prior year premium growth.

The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended June 30			Six Months Ended June 30
			As If			As If
(in millions of U.S. dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$97	$13	$95	$253	$49	$253	$338
Favorable prior period development, pre-tax	$15	$—	$17	$18	$—	$18	$22

Catastrophe losses through both June 30, 2016 and 2015 were primarily from severe weather-related events in the U.S.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	58.0%	57.9%	61.1%	64.3%
Catastrophe losses and related reinstatement premiums	(8.5)%	(5.2)%	(11.7)%	(12.0)%
Prior period development	1.4%	—	0.9%	—
Loss and loss expense ratio, adjusted	50.9%	52.7%	50.3%	52.3%

The adjusted loss and loss expense ratio decreased 1.8 percentage points and 2.0 percentage points for the three and six months ended June 30, 2016, respectively, and decreased 0.6 percentage points and 1.9 percentage points on an "As If" basis, respectively, reflecting lower non-catastrophe weather related losses and claims handling expense savings of $6 million (0.5 and 0.3 percentage points) for both the three and six months ended, respectively, realized in connection with the integration of Chubb Corp.

The policy acquisition cost ratio for the three and six months ended June 30, 2016 was adversely impacted by the normal impact of initial year purchase accounting relative to the Chubb Corp acquisition and the prior year acquisition of Fireman’s Fund.  The Chubb Corp purchase accounting includes a fair value adjustment related to the unearned premiums at the date of purchase.  This adjustment is then amortized into policy acquisition costs over the remaining coverage period.  Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs.  The net impact of these purchase accounting adjustments was an increase to acquisition expenses of $29 million and $60 million, or 2.5 percentage points and 2.8 percentage points, for the three and six months ended June 30, 2016, respectively.  The prior year Fireman’s Fund purchase accounting included the favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of the Fireman’s Fund purchase accounting adjustments was an increase of 18.0 percentage points and 11.7 percentage points for the three and six months ended June 30, 2016, respectively.

On an "As If" basis, which excludes purchase accounting adjustments related to the Chubb Corp acquisition, the policy acquisition cost ratio increased 3.9 percentage points and 1.5 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to our Fireman's Fund acquisition in the prior year period which favorably impacted the prior year policy acquisition cost ratio by 4.2 percentage points and 2.1 percentage points, respectively.

The administrative expense ratio decreased 4.5 percentage points and 4.3 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition (4.1 percentage points and 4.3 percentage points, respectively), which carried a lower administrative expense ratio.

On an "As If" basis, the administrative expense ratio decreased 0.4 percentage points for the three months ended June 30, 2016 primarily reflecting cost savings realized of $10 million (0.9 percentage points), as a result of the Chubb Corp acquisition. For the six months ended June 30, 2016, on an "As If" basis, the administrative expense ratio remained relatively flat as cost savings realized of $15 million (0.7 percentage points), were offset by increased spending to support growth.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$375	$379	(1.2)%	$439	$467	(6.1)%
Net premiums earned	327	321	1.6%	350	385	(9.3)%
Losses and loss expenses (1)	286	273	4.8%	256	295	(13.2)%
Policy acquisition costs	25	23	8.7%	29	19	52.6%
Administrative expenses	2	4	(50.0)%	(2)	3	NM
Underwriting income	14	21	(33.3)%	67	68	(1.5)%
Net investment income	5	6	(16.7)%	10	12	(16.7)%
Other (income) expense	—	1	NM	—	2	NM
Segment income	$19	$26	(26.9)%	$77	$78	(1.3)%
Loss and loss expense ratio	87.5%	85.3%		73.3%	76.6%
Policy acquisition cost ratio	7.7%	7.2%		8.2%	5.0%
Administrative expense ratio	0.7%	1.1%		(0.5)%	0.7%
Combined ratio	95.9%	93.6%		81.0%	82.3%

(1)
Losses on crop derivatives were $2 million for both the three and six months ended June 30, 2016 and 2015, respectively. These losses are reclassified from Net realized gains (losses) to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Net premiums written decreased $4 million and $28 million for the three and six months ended June 30, 2016, respectively, due to lower base prices used in our 2016 policy pricing, partially offset by lower cessions under existing third party proportional reinsurance programs. Lower premium retention as a result of the premium-sharing formulas with the U.S. government also added to the decline in premiums for the six months ended June 30, 2016. Under the government's crop insurance profit and loss calculation formulas, we retained less premiums in 2016 as losses were lower compared to 2015.
Net premiums earned increased $6 million for the three months ended June 30, 2016 primarily due to the lower cessions under existing third party proportional reinsurance programs as described above.
Net premiums earned decreased $35 million for the six months ended June 30, 2016 primarily due to the same factors driving the decrease in net premiums written as described above.
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Catastrophe losses, pre-tax	$14	$7	$16	$8
Favorable prior period development, pre-tax	$—	$—	$41	$33

Catastrophe losses through June 30, 2016 were primarily from our farm, ranch and specialty P&C business. For the six months ended June 30, 2016 net favorable prior period development was $41 million, which included $85 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by $48 million of unfavorable decrease in net premiums earned related to the government’s crop insurance profit and loss calculation formula. Also included in prior period development but not impacting the loss ratio was a $4 million favorable benefit of ceded profit share commissions earned from third-party reinsurers. For the six months ended June 30, 2015, net favorable PPD was $33 million, which included a decrease in incurred losses of $36 million for lower than expected MPCI losses for the 2014 crop year, partially offset by $3 million unfavorable decrease in net premiums earned related to the governments crop insurance profit and loss calculation formulas.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	87.5%	85.3%	73.3%	76.6%
Catastrophe losses and related reinstatement premiums	(4.2)%	(2.2)%	(4.5)%	(2.0)%
Prior period development	—	—	13.0%	8.5%
Loss and loss expense ratio, adjusted	83.3%	83.1%	81.8%	83.1%

The adjusted loss and loss expense ratio increased 0.2 percentage points for the three months ended June 30, 2016. For the six months ended June 30, 2016 the adjusted loss and loss expense ratio decreased 1.3 percentage points compared to the prior year period which included higher loss adjustment expenses reflecting a revision in estimated claims handling costs.

The policy acquisition cost ratio increased 0.5 percentage points for the three months ended June 30, 2016, primarily due to lower profit share commission benefits on third-party reinsurance. For the six months ended June 30, 2016, the policy acquisition cost ratio increased 3.2 percentage points, due primarily to the $48 million reduction in net premiums earned related to the government's crop insurance profit and loss calculation formula this year, compared to a reduction of $3 million in the prior year. Excluding the impact of these reductions in net premiums earned, the policy acquisition ratio increased over prior year by 2.3 percentage points, primarily due to higher agent profit sharing commissions in the current year. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $1 million (0.3 percentage points of the ratio) increase to policy acquisition costs, with an offsetting decrease to administrative expenses for both the three and six months ended June 30, 2016.

The administrative expense ratio decreased 0.4 percentage points for the three months ended June 30, 2016, primarily due to the reclassification, as noted above. For the six months ended June 30, 2016, the administrative expense ratio decreased 1.2 percentage points primarily due to higher Administrative and Operating (A&O) reimbursements on the MPCI business and the reclassification as noted above.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our commercial P&C traditional and specialty lines serving large corporations, middle market and small customers, A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 and Lloyd's Syndicate 1882. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 which is managed by ACE Underwriting Agencies Limited, and Syndicate 1882, which is managed by Chubb Managing Agent Limited. The reinsurance operation of CGM is included in the Global Reinsurance segment.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written (1)	$2,031	$1,669	21.6%	$4,072	$3,463	17.6%
Net premiums earned	2,093	1,644	27.3%	4,048	3,281	23.4%
Losses and loss expenses	1,089	816	33.5%	2,110	1,630	29.4%
Policy acquisition costs	537	396	35.6%	1,040	785	32.5%
Administrative expenses	277	254	9.1%	540	510	5.9%
Underwriting income (2)	190	178	6.7%	358	356	0.6%
Net investment income	147	139	5.8%	293	277	5.8%
Other (income) expense	(5)	(4)	25.0%	(10)	(6)	66.7%
Segment income	$342	$321	6.5%	$661	$639	3.4%
Loss and loss expense ratio	52.1%	49.7%		52.1%	49.7%
Policy acquisition cost ratio	25.6%	24.1%		25.7%	23.9%
Administrative expense ratio	13.2%	15.4%		13.3%	15.5%
Combined ratio	90.9%	89.2%		91.1%	89.1%

(1)
For the three and six months ended June 30, 2016, net premiums written increased $429 million and $850 million, or 26.7 percent and 26.4 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three and six months ended June 30, 2016, underwriting income increased $18 million and $24 million, or 10.6 percent and 7.1 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period

Net premiums written increased $362 million and $609 million for the three and six months ended June 30, 2016, respectively, primarily due to the impact of the Chubb Corp acquisition, which added about $400 million and $800 million, respectively, of growth in premiums, partially offset by the adverse impact of foreign exchange which decreased premium by $67 million and $241 million, respectively.
For the three and six months ended months ended June 30, 2016, net premiums written increased $11 million and $48 million, respectively, on a constant dollar "As If" basis primarily driven by growth in new personal residential business, property and casualty lines (P&C), and A&H lines, partially offset by declines in our excess and surplus lines. Personal lines growth was primarily in Europe and Asia. P&C growth was primarily in Asia, offset by declines in Latin America due to economic conditions in Brazil. A&H lines growth was driven by new business written, primarily in Latin America and Asia.
Net premiums earned increased $449 million and $767 million for the three and six months ended June 30, 2016, respectively, and increased $26 million and $103 million on an "As If" constant dollar basis, respectively, primarily due to the same factors driving the increase in net premiums written as described above.

Overseas General Insurance conducts business internationally and in most major foreign currencies. The following tables present a regional breakdown of Overseas General Insurance net premiums written:

	Three Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2016	2016 % of Total	2015	2015 % of Total	C$(1) 2015	Q-16 vs. Q-15	C$(1)Q-16 vs. Q-15
Region
Europe(2)	$807	40%	$596	36%	$595	35.4%	35.6%
Latin America	483	24%	454	27%	402	6.4%	20.1%
Asia	641	31%	521	31%	512	23.0%	25.2%
Other(3)	100	5%	98	6%	93	2.0%	7.5%
Net premiums written	$2,031	100%	$1,669	100%	$1,602	21.6%	26.7%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Europe excluding Eurasia and Africa region.
(3) Combined International, Eurasia and Africa region, other international.

	Six Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2016	2016 % of Total	2015	2015 % of Total	C$(1) 2015	YTD-16 vs. YTD-15	C$(1)YTD-16 vs. YTD-15
Region
Europe(2)	$1,706	42%	$1,376	40%	$1,329	24.0%	28.4%
Latin America	965	24%	913	26%	774	5.7%	24.7%
Asia	1,211	30%	973	28%	933	24.5%	29.8%
Other(3)	190	4%	201	6%	186	(5.5)%	2.2%
Net premiums written	$4,072	100%	$3,463	100%	$3,222	17.6%	26.4%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Europe excluding Eurasia and Africa region.
(3) Combined International, Eurasia and Africa region, other international.
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended June 30			Six Months Ended June 30
			As If			As If
(in millions of U.S. dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$73	$58	$66	$91	$63	$91	$71
Favorable prior period development, pre-tax	$85	$68	$90	$115	$92	$115	$140
Catastrophe losses through June 30, 2016 were primarily related to severe weather related events in Europe and an earthquake in Ecuador. Catastrophe losses through June 30, 2015 were primarily related to a hailstorm in Australia, flooding in Chile, and severe storms in Asia.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	52.1%	49.7%	52.1%	49.7%
Catastrophe losses and related reinstatement premiums	(3.5)%	(3.5)%	(2.2)%	(1.9)%
Prior period development	4.1%	4.1%	2.9%	2.8%
Loss and loss expense ratio, adjusted	52.7%	50.3%	52.8%	50.6%

The adjusted loss and loss expense ratio increased 2.4 percentage points and 2.2 percentage points for the three and six months ended June 30, 2016, primarily due to the Chubb Corp acquisition which carries a higher loss ratio.

On an "As If" basis, the adjusted loss and loss expense ratio increased 1.8 percentage points and 1.3 percentage points, for the three and six months ended June 30, 2016, respectively, primarily due to a lower level of short-tail large losses in the prior year periods.
The policy acquisition cost ratio increased 1.5 percentage points and 1.8 percentage points for the three and six months ended June 30, 2016, respectively, primarily because we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $36 million (1.7 percentage points of the ratio) and $72 million (1.8 percentage points to the ratio) increase to policy acquisition costs, with an offsetting decrease to administrative expenses for the three and six months ended June 30, 2016, respectively.
On an "As If" basis, excluding purchase accounting adjustments, the policy acquisition cost ratio increased 0.3 percentage points and 0.7 percentage points for the three and six months ended June 30, 2016, respectively. The prior year periods were favorably impacted by purchase accounting adjustments.
The administrative expense ratio decreased 2.2 percentage points for both the three and six months ended June 30, 2016, due to the $36 million (1.7 percentage points of the ratio) and $72 million (1.8 percentage points to the ratio) reclassification, respectively, noted above, and cost savings realized of $11 million (0.5 percentage points), and $17 million (0.4 percentage points), as a result of the Chubb Corp acquisition.
On an "As If" basis, the administrative expense ratio decreased 0.8 percentage points for both the three and six months ended June 30, 2016, primarily due to cost savings realized as a result of the Chubb Corp acquisition, as noted above.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$230	$261	(11.9)%	$431	$534	(19.3)%
Net premiums earned	185	220	(15.7)%	387	446	(13.2)%
Losses and loss expenses	87	72	20.8%	176	171	2.9%
Policy acquisition costs	47	60	(21.7)%	100	114	(12.3)%
Administrative expenses	14	13	7.7%	28	25	12.0%
Underwriting income	37	75	(50.7)%	83	136	(39.0)%
Net investment income	65	79	(17.7)%	132	154	(14.3)%
Other (income) expense	(2)	—	NM	(3)	(1)	200.0%
Segment income	$104	$154	(32.5)%	$218	$291	(25.1)%
Loss and loss expense ratio	46.9%	32.9%		45.5%	38.3%
Policy acquisition cost ratio	25.5%	27.2%		25.9%	25.6%
Administrative expense ratio	7.4%	5.6%		7.1%	5.6%
Combined ratio	79.8%	65.7%		78.5%	69.5%

Net premiums written decreased $31 million and $103 million for the three and six months ended June 30, 2016, respectively, as we maintained underwriting discipline in an environment of flat to declining rates and increasing competition.

For the three and six months ended June 30, 2016 on an "As If" basis, net premiums written declined $36 million and $110 million, respectively, due to the same factors as described above.

Net premiums earned decreased $35 million and $59 million for the three and six months ended June 30, 2016, respectively, primarily due to the same factors driving the decrease in net premiums written as described above. Net premiums earned declined less than net premiums written for the six months ended June 30, 2016 due to the favorable contribution to earned premium of written premium activity throughout 2015.
On an "As If" basis, net premiums earned decreased $42 million and $68 million for the three and six months ended June 30, 2016, respectively, primarily due to the same factors as described above.

The following table presents pre-tax catastrophe losses, excluding reinstatement premiums, and pre-tax favorable prior period development:

	Three Months Ended June 30			Six Months Ended June 30
			As If			As If
(in millions of U.S dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$52	$5	$6	$53	$5	$53	$6
Favorable prior period development, pre-tax	$47	$36	$41	$50	$41	$50	$47

Catastrophe losses through June 30, 2016 were primarily related to the Fort McMurray wildfire. Catastrophe losses through June 30, 2015 were primarily related to severe weather related events in the U.S.

The following table presents the impact of catastrophe losses and related reinstatement premiums ($6 million for the three and six months ended June 30, 2016) and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss and loss expense ratio	46.9%	32.9%	45.5%	38.3%
Catastrophe losses and related reinstatement premiums	(27.8)%	(2.3)%	(13.3)%	(1.1)%
Prior period development	26.9%	16.1%	13.6%	9.1%
Loss and loss expense ratio, adjusted	46.0%	46.7%	45.8%	46.3%

The adjusted loss and loss expense ratio decreased 0.7 percentage points and 0.5 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to a change in the mix of business towards products that have a lower loss ratio and higher non-catastrophe losses in the prior year periods. On an "As If" basis, the adjusted loss and loss expense ratio declined 1.7 percentage points and 0.8 percentage points for the three and six months ended June 30, 2016, respectively, due to the change in the mix of business and higher non-catastrophe losses as noted above.

The policy acquisition cost ratio decreased 1.7 percentage points for the three months ended June 30, 2016 primarily due to a change in the mix of business towards regions that have lower acquisition cost ratio products. The policy acquisition cost ratio increased 0.3 percentage points for the six months ended June 30, 2016 due to higher acquisition expenses in legacy Chubb.

On an "As If" basis, the policy acquisition cost ratio decreased 0.8 percentage points for the three months ended June 30, 2016 and increased 1.1 percentage points for the six months ended June 30, 2016, primarily due to the factors as described above.

The administrative expense ratio increased 1.8 percentage points and 1.5 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to decreases in net premiums earned and an increase in administrative expenses due to the Chubb Corp acquisition.

On an "As If" basis, the administrative expense ratio increased 1.2 percentage points and 0.6 percentage points for the three and six months ended June 30, 2016, respectively, primarily due to decreases in net premiums earned outpacing the decline in administrative expenses.

Life Insurance

The Life Insurance segment comprises Chubb's international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on Life Insurance segment income, which includes (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$527	$500	5.5%	$1,043	$991	5.3%
Net premiums earned	512	487	5.1%	1,009	961	5.0%
Losses and loss expenses	147	137	7.3%	324	289	12.1%
Policy benefits (1)	146	153	(4.6)%	272	295	(7.8)%
(Gains) losses from fair value changes in separate account assets (1)	(3)	(6)	(50.0)%	—	(17)	NM
Policy acquisition costs	137	118	16.1%	259	225	15.1%
Administrative expenses	77	74	4.1%	149	147	1.4%
Net investment income	69	66	4.5%	136	132	3.0%
Other (income) expense (1)	3	(1)	NM	6	1	NM
Segment income	$74	$78	(5.1)%	$135	$153	(11.8)%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense). The offsetting movement in the separate account liabilities is included in Policy benefits.

Net premiums written increased $27 million and $52 million for the three and six months ended June 30, 2016, respectively, primarily reflecting the impact of the Chubb Corp acquisition (which added $14 million and $36 million of growth to premiums, respectively). In addition, growth in our Life insurance business, primarily in Asia, and in our Combined Insurance supplemental A&H program business contributed to the increase, partially offset by the adverse foreign exchange impact of $12 million and $35 million for the three and six months ended June 30, 2016, respectively. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.
On an "As If" basis, net premiums written increased $3 million and $4 million for the three and six months ended June 30, 2016, respectively, as growth in our Life insurance and Combined Insurance supplemental A&H businesses as noted above, was partially offset by declines in written premiums as we maintained underwriting discipline in an environment of increasing competition in Latin America as well as the adverse foreign exchange impact of $14 million and $37 million, respectively.

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	C$(1) 2015	Q-16 vs. Q-15	C$ (1) Q-16 vs. Q-15	2016	2015	C$(1) 2015	Y-16 vs. Y-15	C$ (1) Y-16 vs. Y-15
Deposits collected on Universal life and investment contracts	$262	$263	$251	(0.4)%	4.2%	$475	$516	$492	(7.9)%	(3.5)%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected remained flat for the three months ended June 30, 2016 but decreased for the six months ended June 30, 2016 primarily due to declines in Taiwan and Korea driven by low interest rates that negatively impacted product sales, partially offset by growth in other Asian markets. The impact of foreign exchange adversely impacted growth by $12 million and $24 million for the three and six months ended June 30, 2016, respectively.

Life Insurance segment income decreased $4 million and $18 million for the three and six months ended June 30, 2016, respectively. The six months ended June 30, 2016, was negatively impacted by unfavorable loss reserve development related to our Combined Insurance supplemental A&H business in the first quarter of 2016.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other run-off exposures.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Losses and loss expenses	$15	$49	(69.4)%	$24	$58	(58.6)%
Administrative expenses	62	45	37.8%	135	89	51.7%
Underwriting loss	77	94	(18.1)%	159	147	8.2%
Net investment income (loss)	(101)	3	NM	(185)	6	NM
Interest expense	153	71	115.5%	299	139	115.1%
Net realized gains (losses)	(214)	128	NM	(608)	39	NM
Other (income) expense	(16)	(29)	(44.8)%	11	(50)	NM
Amortization of purchased intangibles	5	55	(90.9)%	12	85	(85.9)%
Chubb integration expenses	98	—	NM	246	—	NM
Income tax expense	155	143	8.4%	279	263	6.1%
Net loss	$(787)	$(203)	287.7%	$(1,799)	$(539)	233.8%
NM – not meaningful
Losses and loss expenses were $15 million and $24 million for the three and six months ended June 30, 2016, respectively. This compared with $49 million and $58 million, respectively, and $60 million and $77 million on an "As If" basis, respectively, for the three and six months ended June 30, 2015, respectively. The 2016 losses and loss expenses related primarily to unallocated loss adjustment expenses of the A&E claim operations. The incurred losses and loss expenses were higher in the prior year periods primarily due to unfavorable prior period development in the second quarter of 2015 related to our Brandywine run-off portfolios, principally in the general and products liability lines, where loss activity was higher than expected.

Administrative expenses increased $17 million and $46 million for the three and six months ended June 30, 2016, respectively, primarily due to the Chubb Corp acquisition. On an "As If" basis, administrative expenses decreased $6 million and $12 million, respectively, primarily due to cost savings realized as a result of the Chubb Corp acquisition.

Net investment income for the three and six months ended June 30, 2016 included amortization of $108 million and $201 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Excluding the fair value adjustment amortization, net investment income increased by $4 million and $10 million for the three and six months ended June 30, 2016, respectively. Refer to the Net Investment Income section for a discussion on consolidated Net investment income.

Interest expense increased $82 million and $160 million for the three and six months ended June 30, 2016, respectively, primarily driven by the $5.3 billion senior notes issued in November 2015, as well as the $3.3 billion par value of debt assumed in connection with the Chubb Corp acquisition.

Net realized losses for the three and six months ended June 30, 2016, were primarily associated with a net increase in the fair value of GLB liabilities. These increases were primarily due to lower interest rates and the unfavorable impact of discounting future claims for one and two less quarters, respectively. Falling international equity market levels also contributed to the increase in the fair value of the GLB liabilities for the six months ended June 30, 2016. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three and six months ended June 30, 2016, we experienced realized losses of $28 million and $43 million, respectively, related to these derivative instruments. Additionally, there were realized losses on our investment portfolios during the three and six months ended June 30, 2016 of $32 million and $220 million, respectively. For further discussion of the remaining Net realized gains and (losses), refer to "Net realized and unrealized gains and (losses)".

Other (income) expense of $(16) million and $11 million for the three and six months ended June 30, 2016, respectively, were related primarily to our share of net (income) loss of partially-owned entities. Refer to the Other Income and Expense Items section for further information.

Amortization of purchased intangibles was $5 million and $12 million for the three and six months ended June 30, 2016, respectively. Amortization of purchased intangibles was lower in 2016 due primarily to the favorable impact of the amortization of the fair value adjustment on acquired Unpaid losses and loss expense, offset by the amortization of other intangibles, including agency distribution relationships, related to the Chubb Corp acquisition.

Chubb integration expenses were $98 million for the three months ended June 30, 2016, primarily comprising $41 million of personnel-related expenses, including severance and employee retention and relocation, and $33 million of consulting fees. Chubb integration expenses were $246 million for the six months ended June 30, 2016, primarily comprising $116 million of personnel-related expenses, $38 million of advisor fees, and $45 million of consulting fees. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

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

"As If" measures presented throughout this section are prepared exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting relating to the Chubb Corp acquisition in order to present the underlying profitability of our insurance business for the entire relevant periods.  We believe this measure provides visibility into our results and allows for comparability to our historical results and is consistent with how management evaluates results.  We have discussed our results on an "As If" basis for both the current and prior year periods, which are defined below:

2016 "As If" results: The combined company results for the six months ended June 30, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition closed January 14, 2016) and do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition.

2015 "As If" results: Legacy ACE plus legacy Chubb Corp historical results after accounting policy alignment adjustments, including reclassifying certain legacy Chubb Corp corporate expenses to administrative expenses and redefining legacy Chubb Corp segment underwriting income by allocating the amortization of deferred policy acquisition costs to each segment.  2015 "As If" results exclude purchase accounting adjustments.

The following tables present a reconciliation of 2016 "As If" results to 2016 results as well as 2015 "As If" results to 2015 results and pro forma results as calculated in accordance with SEC Article 11:

	Three Months Ended
	June 30
(in millions of U.S. dollars, except percentages)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated
Net premiums written
2016
Net premiums written	$3,245	$1,231	$375	$2,031	$230	$527	$7,639
2015 As If
Net premiums written	$1,428	$547	$379	$1,669	$261	$500	$4,784
Legacy Chubb	1,825	1,003	—	467	5	9	3,309
Accounting policy alignment	—	—	—	—	—	15	15
2015 As If (1)	$3,253	$1,550	$379	$2,136	$266	$524	$8,108
Constant-dollar 2015 As If	$3,249	$1,550	$379	$2,020	$265	$509	$7,972
Constant-dollar change As If	$(4)	$(319)	(4)	$11	$(35)	18	$(333)
Constant-dollar percent change As If	(0.1)%	(20.6)%	(1.2)%	0.5%	(13.0)%	3.5%	(4.2)%

	Six Months Ended
	June 30
Net premiums written
2016 As If
Net premiums written	$5,547	$2,102	$439	$4,072	$431	$1,043	$13,634
14 day stub period	519	100	—	215	20	1	855
2016 As If	$6,066	$2,202	$439	$4,287	$451	$1,044	$14,489
2015 As If
Net premiums written	$2,725	$680	$467	$3,463	$534	$991	$8,860
Legacy Chubb	3,456	1,779	—	1,134	27	19	6,415
Accounting policy alignment	—	—	—	19	—	30	49
2015 As If (1)	$6,181	$2,459	$467	$4,616	$561	$1,040	$15,324
Constant-dollar 2015 As If	$6,172	$2,454	$467	$4,239	$553	$1,003	$14,888
Constant-dollar change As If	$(106)	$(252)	$(28)	$48	$(102)	$41	$(399)
Constant-dollar percent change As If	(1.7)%	(10.3)%	(6.1)%	1.1%	(18.4)%	4.0%	(2.7)%
(1) As If amounts for premium are calculated on the same basis as SEC pro forma.

	Three Months Ended
	June 30
(in millions of U.S. dollars, except percentages)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated
Net premiums earned
2016
Net premiums earned	$3,148	$1,140	$327	$2,093	$185	$512	$7,405
2015 As If
Net premiums earned	$1,419	$269	$321	$1,644	$220	$487	$4,360
Legacy Chubb	1,695	891	—	530	7	10	3,133
Accounting policy alignment	—	—	—	(4)	—	14	10
2015 As If (1)	$3,114	$1,160	$321	$2,170	$227	$511	$7,503
Constant-dollar 2015 As If	$3,112	$1,160	$321	$2,067	$226	$497	$7,383
Constant-dollar change As If	$36	$(20)	6	$26	$(41)	15	$22
Constant-dollar percent change As If	1.2%	(1.8)%	1.6%	1.2%	(17.6)%	2.9%	0.3%

	Six Months Ended
	June 30
Net premiums earned
2016
Net premiums earned	$6,044	$2,164	$350	$4,048	$387	$1,009	$14,002
14 day stub period	208	110	—	71	—	2	391
2016 As If	$6,252	$2,274	$350	$4,119	$387	$1,011	$14,393
2015 As If
Net premiums earned	$2,799	$415	$385	$3,281	$446	$961	$8,287
Legacy Chubb	3,389	1,751	—	1,068	9	20	6,238
Accounting policy alignment	—	—	—	(13)	—	28	15
2015 As If (1)	$6,188	$2,167	$385	$4,336	$455	$1,009	$14,540
Constant-dollar 2015 As If	$6,177	$2,166	$385	$4,016	$450	$974	$14,168
Constant-dollar change As If	$75	$108	$(35)	$103	$(63)	$38	$225
Constant-dollar percent change As If	1.2%	4.9%	(9.3)%	2.6%	(13.8)%	3.8%	1.6%
(1) As If amounts for premium are calculated on the same basis as SEC pro forma.

	Three Months Ended June 30
(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Loss and loss expenses
2016
Loss and loss expenses	$1,971	$661	$286	$1,089	$87	$15	$4,109
2015
Loss and loss expenses	$916	$156	$273	$816	$72	$49	$2,282
Legacy Chubb	892	520	—	278	1	12	1,703
Accounting policy alignments	—	—	—	(14)	—	(1)	(15)
2015 As If (1)	$1,808	$676	$273	$1,080	$73	$60	$3,970
Policy acquisition costs
2016
Policy acquisition costs	$545	$269	$25	$537	$47	$—	$1,423
Amortization of acquired unearned premium reserves intangible asset	(290)	(165)	—	(70)	—	—	(525)
Elimination of deferred acquisition cost benefit	244	136	—	79	—	—	459
2016 As If	$499	$240	$25	$546	$47	$—	$1,357
2015
Policy acquisition costs	$131	$(1)	$23	$396	$60	$—	$609
Legacy Chubb	330	197	—	123	1	—	651
Accounting policy alignment	31	3	—	39	—	—	73
2015 As If	$492	$199	$23	$558	$61	$—	$1,333
Amortization of acquired unearned premium reserves intangible asset	271	155	—	63	—	—	489
Elimination of deferred acquisition cost benefit	(219)	(126)	—	(50)	—	—	(395)
2015 SEC pro forma	$544	$228	$23	$571	$61	$—	$1,427

Administrative expenses
2016
Administrative expenses	$299	$98	$2	$277	$14	$62	$752
2015
Administrative expenses	$154	$34	$4	$254	$13	$45	$504
Legacy Chubb	174	71	—	87	2	6	340
Accounting policy alignment	(31)	(3)	—	(36)	—	17	(53)
2015 As If (1)	$297	$102	$4	$305	$15	$68	$791
(Favorable) and unfavorable PPD, pre-tax
2015
(Favorable) and unfavorable PPD, pre-tax	$(96)	$—	$—	$(68)	$(36)	$47	$(153)
Legacy Chubb	(150)	(17)	—	(22)	(5)	11	(183)
2015 As If (1)	$(246)	$(17)	$—	$(90)	$(41)	$58	$(336)
Catastrophe losses, pre-tax
2015
Catastrophe losses, pre-tax	$41	$13	$7	$58	$5	$—	$124
Legacy Chubb	59	82	—	8	1	—	150
2015 As If (1)	$100	$95	$7	$66	$6	$—	$274
(1) As If amounts for Loss and loss expenses, Administrative expenses, Prior period development and Catastrophe losses are calculated on the same basis as SEC pro forma.

	Six Months Ended June 30
(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Loss and loss expenses
2016
Loss and loss expenses	$3,718	$1,322	$256	$2,110	$176	$24	$7,606
14 day stub period	127	53	—	42	—	—	222
2016 As If	$3,845	$1,375	$256	$2,152	$176	$24	$7,828
2015
Loss and loss expenses	$1,831	$267	$295	$1,630	$171	$58	$4,252
Legacy Chubb	1,869	1,176	—	546	—	26	3,617
Accounting policy alignments	—	—	—	(15)	—	(7)	(22)
2015 As If (1)	$3,700	$1,443	$295	$2,161	$171	$77	$7,847
Policy acquisition costs
2016
Policy acquisition costs	$1,027	$518	$29	$1,040	$100	$—	$2,714
Amortization of acquired unearned premium reserves intangible asset	(605)	(346)	—	(144)	—	—	(1,095)
Elimination of deferred acquisition cost benefit	513	286	—	166	—	—	965
14 day stub period	33	14	—	13	—	—	60
2016 As If	$968	$472	$29	$1,075	$100	$—	$2,644
2015
Policy acquisition costs	$261	$30	$19	$785	$114	$—	$1,209
Legacy Chubb	641	383	—	250	—	—	1,274
Accounting policy alignment	63	6	—	65	—		134
2015 As If	$965	$419	$19	$1,100	$114	$—	$2,617
Amortization of acquired unearned premium reserves intangible asset	644	369	—	150	—	—	1,163
Elimination of deferred acquisition cost benefit	(520)	(299)	—	(119)	—	—	(938)
2015 SEC pro forma	$1,089	$489	$19	$1,131	$114	$—	$2,842

Administrative expenses
2016
Administrative expenses	$565	$186	$(2)	$540	$28	$135	$1,452
14 day stub period	35	13	—	12	—	3	63
2016 As If	$600	$199	$(2)	$552	$28	$138	$1,515
2015
Administrative expenses	$305	$53	$3	$510	$25	$89	$985
Legacy Chubb	353	138	—	173	5	21	690
Accounting policy alignment	(63)	(6)	—	(62)	—	40	(91)
2015 As If (1)	$595	$185	$3	$621	$30	$150	$1,584
(Favorable) and unfavorable PPD, pre-tax
2015 SEC pro forma
(Favorable) and unfavorable PPD, pre-tax	$(126)	$—	$(33)	$(92)	$(41)	$56	$(236)
Legacy Chubb	(235)	(22)	—	(48)	(6)	19	(292)
2015 As If (1)	$(361)	$(22)	$(33)	$(140)	$(47)	$75	$(528)
Catastrophe losses, pre-tax
2015 SEC pro forma
Catastrophe losses, pre-tax	$50	$49	$8	$63	$5	$—	$175
Legacy Chubb	116	289	—	8	1	—	414
2015 As If (1)	$166	$338	$8	$71	$6	$—	$589
(1) As If amounts for Loss and loss expenses, Administrative expenses, Prior period development and Catastrophe losses are calculated on the same basis as SEC pro forma.

Other Income and Expense Items

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Equity in net (income) loss of partially-owned entities	$(31)	$(40)	$(16)	$(73)
(Gains) losses from fair value changes in separate account assets (1)	(3)	(6)	—	(17)
Federal excise and capital taxes	5	5	6	8
Acquisition-related costs (2)	1	1	2	3
Other	(1)	2	7	6
Other (income) expense	$(29)	$(38)	$(1)	$(73)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

(2)	Excludes integration costs related to the Chubb Corp acquisition.

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

Amortization of Purchased Intangibles and Other Amortization

Amortization of purchased intangibles was $5 million and $12 million for the three and six months ended June 30, 2016, respectively, compared with $55 million and $85 million in the prior year periods, respectively.  Amortization of purchased intangibles was lower in 2016 due primarily to the favorable impact of the amortization benefit of the fair value adjustment on acquired Unpaid losses and loss expense offset by the amortization expense of other intangibles, including agency distribution relationships and internally developed technology, related to the Chubb Corp acquisition as presented in the table below.

The following table presents, as of June 30, 2016, the estimated pre-tax amortization expense (benefit), at current foreign currency exchange rates, for the third and fourth quarters of 2016 and the next five years for intangibles, related to the Chubb Corp acquisition and intangibles from prior acquisitions:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment to Unpaid losses and loss expense	Total	Other intangible assets	Total Amortization of purchased intangibles
Third quarter of 2016	$33	$8	$(61)	$(20)	$23	$3
Fourth quarter of 2016	33	8	(61)	(20)	23	3
2017	296	32	(160)	168	85	253
2018	324	32	(101)	255	74	329
2019	281	—	(62)	219	66	285
2020	240	—	(35)	205	59	264
2021	217	—	(20)	197	53	250
Total	$1,424	$80	$(500)	$1,004	$383	$1,387

Amortization of Unearned premium reserves (UPR) intangible assets and Expected future benefit associated with the elimination of historical deferred policy acquisition costs (DAC) asset
At the date of the Chubb Corp acquisition, as part of purchase accounting, we recorded an intangible asset of $1,550 million related to the fair value adjustment for the UPR recorded on legacy Chubb Corp books, which is expected to amortize over the remaining coverage period as additional policy acquisition costs. At June 30, 2016, the remaining balance of the UPR intangible asset was $464 million.

In addition, as part of purchase accounting, we expect to recognize a benefit of $1,376 million associated with unearned premiums being recognized over the remaining coverage period with no expense for the historical acquisition costs. The recognition of this DAC elimination is expected to amortize in a similar pattern as the UPR intangible asset amortization as noted above. At June 30, 2016, the expected remaining benefit associated with the DAC elimination was $410 million.

The following table presents, as of June 30, 2016, the expected amortization, at current foreign currency exchange rates, of the UPR intangible asset and the expected future benefit related to the DAC elimination for the third and fourth quarters of 2016:

	Associated with the Chubb Corp Acquisition
(in millions of U.S. dollars)	Amortization of UPR intangible asset	Benefit related to DAC elimination	Net increase to Policy acquisition costs
Third quarter of 2016	$320	$(283)	$37
Fourth quarter of 2016	144	(127)	17
Total	$464	$(410)	$54

Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
At the date of acquisition, we recorded a deferred tax liability of $2,679 million, which assumed an expected 35 percent tax rate, associated with agency distribution relationships and renewal rights, internally developed technology, and Unearned Premium Reserves (UPR) intangible assets related to the Chubb Corp acquisition. For example, for the third quarter of 2016, the expected reduction to deferred tax liability of $126 million associated with intangible assets in the table below is calculated by applying the 35 percent expected tax rate against the sum of the estimated amortization of $361 million, comprised of agency distribution relationships and renewal rights of $33 million, internally developed technology of $8 million, and UPR intangible assets of $320 million (from the tables above). At June 30, 2016, the deferred tax liability associated with these intangibles was $2,267 million.

The following table below presents, as of June 30, 2016, the expected reduction to that deferred tax liability at current foreign currency exchange rates, which reduces as agency distribution relationships and renewal rights, internally developed technology, and UPR intangible assets amortize for the third and fourth quarters of 2016 and the next five years:

For the Year Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Third quarter of 2016	$(126)
Fourth quarter of 2016	(65)
2017	(115)
2018	(125)
2019	(98)
2020	(84)
2021	(76)
Total	$(689)

Amortization of the fair value of acquired invested assets
In addition to the amortization of purchased intangibles outlined in the table above, at June 30, 2016 we expect amortization of the fair value of acquired invested assets of approximately $100 million for each of the remaining quarters in 2016, $360 million in 2017, approximately $320 million each in 2018 and 2019, and $250 million in 2020 at current foreign currency exchange rates. This estimate could vary materially based on current market conditions, bond calls, and overall duration of the acquired investment portfolio. The amortization of the fair value adjustment on acquired invested assets is recorded as a reduction to Net investment income in the Consolidated statements of operations.

Amortization of the fair value adjustment on assumed long-term debt
The benefit from the amortization of the fair value adjustment on assumed long-term debt was $13 million and $23 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, we expect a benefit from the amortization of the fair value adjustment on assumed long-term debt of $12 million for each of the remaining quarters in 2016, and the next five years as follows: $49 million in 2017, $31 million in 2018, and $19 million in each of the years 2019 through 2021. The amortization of the fair value adjustment on assumed long-term debt is recorded as a reduction to Interest expense in the Consolidated statements of operations.

Net Investment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Fixed maturities	$686	$550	$1,329	$1,092
Short-term investments	22	10	45	23
Equity securities	9	5	21	9
Other investments	26	28	53	49
Gross investment income	743	593	1,448	1,173
Investment expenses	(35)	(31)	(66)	(60)
Net investment income	$708	$562	$1,382	$1,113

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 26.0 percent and 24.2 percent for the three and six months ended June 30, 2016, respectively, compared with the prior year periods, primarily due to the Chubb Corp acquisition which added $311 million and $572 million of net investment income, respectively, partially offset by the unfavorable impact of liquidating investments to fund the acquisition, the unfavorable impact of amortizing the purchase accounting fair value adjustment to investments at the date of acquisition of $108 million and $201 million, respectively, and the unfavorable impact of foreign exchange.

The investment portfolio’s average market yield on fixed maturities was 2.3 percent and 2.9 percent at June 30, 2016 and 2015, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 2.5 percent and 2.3 percent yield on short-term investments for the three and six months ended June 30, 2016, reflects the global nature of our insurance operations.

For the three and six months ended June 30, 2016, the increase in net investment income from our equity securities reflects the higher invested assets from the Chubb Corp acquisition.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$7	$954	$961	$5	$(832)	$(827)
Fixed income derivatives	(47)	—	(47)	27	—	27
Public equity	(5)	33	28	29	(23)	6
Private equity	13	(42)	(29)	11	5	16
Total investment portfolio	(32)	945	913	72	(850)	(778)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(159)	—	(159)	102	—	102
Other derivatives	—	—	—	(1)	—	(1)
Foreign exchange	(22)	81	59	(40)	136	96
Other	(3)	1	(2)	(7)	(6)	(13)
Net gains (losses) before tax	(216)	1,027	811	126	(720)	(594)
Income tax expense (benefit)	(1)	213	212	7	(175)	(168)
Net gains (losses)	$(215)	$814	$599	$119	$(545)	$(426)

(1)
For the three months ended June 30, 2016, other-than-temporary impairments included $11 million for fixed maturities and $5 million for public equity. For the three months ended June 30, 2015, other-than-temporary impairments included $7 million for fixed maturities and $1 million for public equity.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(183)	$2,042	$1,859	$1	$(393)	$(392)
Fixed income derivatives	(86)	—	(86)	28	—	28
Public equity	33	29	62	30	(6)	24
Private equity	16	(69)	(53)	11	(7)	4
Total investment portfolio	(220)	2,002	1,782	70	(406)	(336)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(402)	—	(402)	45	—	45
Other derivatives	(2)	—	(2)	(1)	—	(1)
Foreign exchange	17	393	410	(71)	(285)	(356)
Other	(3)	3	—	(6)	7	1
Net gains (losses) before tax	(610)	2,398	1,788	37	(684)	(647)
Income tax expense (benefit)	(5)	482	477	8	(100)	(92)
Net gains (losses)	$(605)	$1,916	$1,311	$29	$(584)	$(555)

(1)
For the six months ended June 30, 2016, other-than-temporary impairments included $70 million for fixed maturities, $6 million for public equity and $3 million for private equity. For the six months ended June 30, 2015, other-than-temporary impairments included $20 million for fixed maturities and $1 million for public equity.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years and 3.5 years at June 30, 2016 and December 31, 2015, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.7 billion at June 30, 2016.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2016		December 31, 2015
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$79,951	$77,436	$43,587	$43,149
Fixed maturities held to maturity	11,581	11,090	8,552	8,430
Short-term investments	3,631	3,631	10,446	10,446
	95,163	92,157	62,585	62,025
Equity securities	787	703	497	441
Other investments	4,387	4,152	3,291	2,993
Total investments	$100,337	$97,012	$66,373	$65,459

The fair value of our total investments increased $34.0 billion during the six months ended June 30, 2016, primarily due to the Chubb Corp acquisition, which added $43.0 billion, the investing of operating cash flows, and unrealized appreciation, partially offset by investments sold to fund the Chubb Corp acquisition.

The following tables present the market value of our fixed maturities and short-term investments at June 30, 2016 and December 31, 2015. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2016		December 31, 2015
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,864	3%	$2,395	4%
Agency	550	1%	878	1%
Corporate and asset-backed securities	25,450	27%	17,985	28%
Mortgage-backed securities	14,440	15%	11,701	19%
Municipal	24,975	26%	4,950	8%
Non-U.S.	23,253	24%	14,230	23%
Short-term investments	3,631	4%	10,446	17%
Total	$95,163	100%	$62,585	100%
AAA	$17,412	18%	$14,369	23%
AA	36,802	39%	22,141	36%
A	18,016	19%	10,163	16%
BBB	12,148	13%	8,941	14%
BB	6,465	7%	3,775	6%
B	4,061	4%	3,018	5%
Other	259	—%	178	—%
Total	$95,163	100%	$62,585	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at June 30, 2016:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$546
Wells Fargo & Co	468
General Electric Co	444
Goldman Sachs Group Inc	416
Bank of America Corp	385
Anheuser-Busch InBev NV	356
Verizon Communications Inc	355
AT&T Inc	334
Berkshire Hathaway Inc	321
Rabobank Nederland NV	310

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
June 30, 2016 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$11,360	$—	$—	$—	$11,360	$10,976
Non-agency RMBS	4	6	10	8	35	63	62
Commercial mortgage-backed	2,978	33	6	—	—	3,017	2,931
Total mortgage-backed securities	$2,982	$11,399	$16	$8	$35	$14,440	$13,969

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 56 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach, we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2016:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,848	$1,771
Canada	1,204	1,181
Republic of Korea	1,046	889
Federative Republic of Brazil	833	827
Germany	622	599
Province of Ontario	513	492
United Mexican States	489	481
Kingdom of Thailand	424	380
Province of Quebec	385	368
Australia	320	301
Other Non-U.S. Government Securities(1)	4,303	4,138
Total	$11,987	$11,427

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2016:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,178	$2,103
Canada	1,341	1,312
United States (1)	906	882
France	870	835
Netherlands	805	776
Australia	660	639
Germany	541	518
Japan	429	424
Switzerland	347	339
China	279	267
Other Non-U.S. Corporate Securities	2,910	2,840
Total	$11,266	$10,935
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2016, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 10 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,000 issuers, with the greatest single exposure being $181 million.

We manage high-yield bonds as a distinct and separate asset class from investment grade bonds. The allocation to high-yield bonds is explicitly set by internal management and is targeted to securities in the upper tier of credit quality (BB/B). Our minimum rating for initial purchase is BB/B. Ten external investment managers are responsible for high-yield security selection and portfolio construction. Our high-yield managers have a conservative approach to credit selection and very low historical default experience. Holdings are highly diversified across industries and generally subject to a 1.5 percent issuer limit as a percentage of high-yield allocation. We monitor position limits daily through an internal compliance system. Derivative and structured securities (e.g., credit default swaps and collateralized loan obligations) are not permitted in the high-yield portfolio.

Critical Accounting Estimates
As of June 30, 2016, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2015 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	June 30	December 31
(in millions of U.S. dollars)	2016	2015
Reinsurance recoverable on unpaid losses and loss expenses (1)	$12,396	$10,741
Reinsurance recoverable on paid losses and loss expenses (1)	839	645
Reinsurance recoverable on losses and loss expenses (1)	$13,235	$11,386
Reinsurance recoverable on policy benefits (1)	$199	$187

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.2 billion and $2.6 billion of collateral at June 30, 2016 and December 31, 2015, respectively. The increase in reinsurance recoverable on losses and loss expenses was primarily due to the Chubb Corp acquisition.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2015	$37,303	$10,741	$26,562
Losses and loss expenses incurred	9,902	1,974	7,928
Losses and loss expenses paid	(9,400)	(1,895)	(7,505)
Other (including foreign exchange translation)	108	68	40
Losses and loss expenses acquired from Chubb Corp	22,906	1,508	21,398
Balance at June 30, 2016	$60,819	$12,396	$48,423

(1)	Net of provision for uncollectible reinsurance

Unpaid losses and loss expenses acquired from Chubb Corp included an increase of $715 million to adjust the carrying value of Chubb Corp's historical unpaid losses and loss expenses to fair value as of the acquisition date. The estimated fair value consists of the present value of the expected net unpaid loss and loss adjustment expenses payments adjusted for an estimated risk margin. The expected cash flows are discounted at a risk free rate. The estimated risk margin varies based on the inherent risks associated with each type of reserve. This adjustment will be amortized to Amortization of purchased intangibles on the Consolidated statements of operations over a range of 5 to 17 years, based on the estimated payout pattern of the loss reserves as of the acquisition date.

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	June 30, 2016			December 31, 2015
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$22,533	$5,758	$16,775	$16,647	$5,291	$11,356
IBNR reserves	38,286	6,638	31,648	20,656	5,450	15,206
Total	$60,819	$12,396	$48,423	$37,303	$10,741	$26,562

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2016.  A&E reserves are included in Corporate.  Refer to Corporate in the Overview section and to our 2015 Form 10-K for further information on our A&E exposures.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the six months ended June 30, 2016 and 2015, management determined that no change to the benefit ratio was warranted.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value liability of $4 million at both June 30, 2016 and December 31, 2015. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. As shown in the table below, 58 percent of the policies we reinsure reached the end of their “waiting periods” prior to June 30, 2016.

Year of first payment eligibility	Percent of living benefit account values
June 30, 2016 and prior	58%
Remainder of 2016	4%
2017	19%
2018	11%
2019	2%
2020	1%
2021 and after	5%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended June 30						Six Months Ended June 30
(in millions of U.S. dollars)	2016			2015			2016			2015
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$14	$30	$44	$16	$30	$46	$28	$59	$87	$32	$61	$93
Less paid claims	13	6	19	9	4	13	23	17	40	17	7	24
Net cash received	$1	$24	$25	$7	$26	$33	$5	$42	$47	$15	$54	$69

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at June 30, 2016 and 2015. The table also presents Chubb’s corresponding share of pre-tax industry losses for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $3,310 million (or 7.0 percent of our total shareholders’ equity at June 30, 2016). We estimate that at such hypothetical loss levels, Chubb’s share of aggregate industry losses would be approximately 2.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	June 30			June 30	June 30			June 30
	2016			2015	2016			2015
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$3,310	7.0%	2.1%	$1,766	$1,504	3.2%	3.8%	$769
1-in-250	$5,717	12.1%	2.7%	$2,452	$2,114	4.5%	3.5%	$1,063

The above modeled loss information at June 30, 2016 reflects our in-force portfolio program at April 1, 2016 for legacy ACE and December 31, 2015 for legacy Chubb Corp. Effective April 1, 2016 Chubb renewed its Global Property Catastrophe Program for our North American and International operations that provides global natural catastrophe and terrorism coverage. The June 30, 2016 modeled loss information reflects the April 1, 2016 reinsurance program as well as the inuring reinsurance protections coverage at July 1, 2016. Refer to “Natural catastrophe property reinsurance program” for additional information on our reinsurance program.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2016, the RMA released the 2017 SRA which establishes the terms and conditions for the 2017 reinsurance year (i.e., July 1, 2016 through June 30, 2017) that replaced the 2016 SRA.  There were no significant changes in the terms and conditions, and therefore the new SRA does not impact Chubb's outlook on the crop program relative to 2017.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.5 billion letter of credit/revolver facility. At June 30, 2016, our usage of this letter of credit was $469 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at June 30, 2016. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2015 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2016, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $5.0 billion from its Bermuda subsidiaries in 2015, of which $2.7 billion were paid in 2015, while the remaining $2.3 billion were paid during the first quarter of 2016. These dividends were used to finance a portion of the Chubb Corp acquisition by making capital contributions to Chubb INA and Chubb Group Holdings, both subsidiaries of Chubb Limited. In addition, Chubb Limited received dividends of $875 million and $15 million from its Bermuda subsidiaries during the six months ended June 30, 2016 and 2015, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb

INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the six months ended June 30, 2016 and 2015. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.2 billion and nil from its subsidiaries during the six months ended June 30, 2016 and 2015, respectively.

Chubb INA received $1.0 billion in capital contribution from Chubb Limited and $4.2 billion from Chubb Group Holdings during the six months ended June 30, 2016. Chubb INA also received $5.1 billion in capital contributions in 2015, of which $2.8 billion were paid in 2015, while the remaining $2.3 billion were paid in 2016. $5.0 billion of these capital contributions were sourced from the dividends from the Bermuda subsidiaries to fund the Chubb Corp acquisition as noted above.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2016 and 2015.

Operating cash flows were $2.15 billion in the six months ended June 30, 2016, compared with $1.89 billion in the prior year period. The $262 million increase in operating cash flows was primarily due to legacy Chubb Corp which contributed $752 million, partially offset by higher interest paid of $192 million on long-term debt and integration expenses paid of $200 million.

Cash used for investing was $2.67 billion in the six months ended June 30, 2016, compared with $1.02 billion in the prior year period. The increase in cash used for investing of $1,652 million was primarily due to cash paid for the purchase of Chubb Corp of $14.25 billion, which was largely funded by sales in our investment portfolio, including net proceeds in short-term investments which offset the cash paid for Chubb Corp. In addition, cash used for investing increased due to higher net purchases in our investment portfolio. The prior year cash used for investing included cash paid for the purchase of the Fireman's Fund of $365 million, which when netted with cash acquired of $620 million, resulted in a net $255 million of cash inflow.

Cash used for financing was $269 million in the six months ended June 30, 2016, compared with $659 million in the prior year period. The current year included $530 million of dividends paid on common shares reflecting our higher outstanding share count following the Chubb Corp acquisition, partially offset by policyholder deposits, net of withdrawals, of $171 million. The prior year included $427 million of dividends paid on common shares, $750 million of shares repurchased, and $450 million for the repayments of long-term debt, partially offset by $800 million of proceeds from the issuance of long-term debt.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our long-term investment portfolio holdings. At June 30, 2016, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 6 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for percentages)	2016	2015
Short-term debt	$500	$—
Long-term debt	12,631	9,389
Total debt	13,131	9,389
Trust preferred securities	308	307
Total shareholders’ equity	47,226	29,135
Total capitalization	$60,665	$38,831
Ratio of debt to total capitalization	21.6%	24.2%
Ratio of debt plus trust preferred securities to total capitalization	22.1%	25.0%

In April 2015, the FASB issued new guidance related to the accounting for debt issuance costs.  The new guidance requires presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  We retrospectively adopted this guidance effective first quarter of 2016 and reclassified $60 million of debt issuance costs from Other assets to Long-term debt ($58 million) and Trust preferred securities ($2 million) as of December 31, 2015 to conform to the current period presentation.

On January 14, 2016, we acquired Chubb Corp for approximately $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees and directors with an attributed value of approximately $323 million. The total consideration, including assumption of equity awards, was $29.8 billion. We financed the cash portion of the transaction through a combination of $9.0 billion sourced from various Chubb Limited and Chubb Corp companies plus $5.3 billion of senior notes which were issued in November 2015. Refer to Note 2 and Note 7 to the Consolidated Financial Statements for additional information on the acquisition and the $5.3 billion debt issuance, respectively.

As part of the acquisition, we assumed Chubb Corp’s senior and subordinated debt obligations, totaling $3.3 billion par value (fair valued at $3.8 billion at the acquisition date), which is guaranteed by Chubb Limited. Included in the debt obligations are junior subordinated capital securities of $1.0 billion that bear interest at a fixed rate of 6.375 percent through April 14, 2017 and at a rate equal to the three-month Libor rate plus 2.25 percent thereafter. If the current three-month Libor rate is not substantially higher in early 2017, and the near-term expectations are similar, it is our expectation that these securities would not be redeemed at the reset date. However, our expectations are subject to change depending on market conditions and other factors.

In February 2016, we reclassified $500 million of 5.7 percent senior notes, due to mature in February 2017, from Long-term debt to Short-term debt in the consolidated balance sheet.

For the six months ended June 30, 2015, we repurchased $734 million of Common Shares in a series of open market transactions under the Board of Directors (Board) authorization which expired on December 31, 2015. There are no outstanding repurchase authorizations subsequent to December 31, 2015. At this time, management has elected to discontinue share repurchases. At June 30, 2016, there were 14,770,884 Common Shares in treasury with a weighted average cost of $106.80 per share.

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

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 9 to the Consolidated Financial Statements for a discussion of our dividend methodology.

At our May 2016 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.76 per share, or CHF 2.72 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 19, 2016, expected to be paid in four quarterly installments of $0.69 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2017 annual general meeting, and is authorized to abstain from distributing a dividend at their discretion. The annual dividend approved in May 2016 represented an $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 31, 2015	January 21, 2016	$0.67 (CHF 0.67)
March 31, 2016	April 21, 2016	$0.67 (CHF 0.66)
June 30, 2016	July 21, 2016	$0.69 (CHF 0.68)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At June 30, 2016 and December 31, 2015, our notional exposure to derivative instruments was $4.1 billion and $3.1 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at June 30, 2016. Our policies to address these risks in 2016 were not materially different from 2015. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at June 30, 2016 and December 31, 2015, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	June 30 2016	December 31 2015
Fair value of fixed income portfolio	$95.2	$62.6
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$3.7	$2.2
As a percentage of total fixed income portfolio at fair value	3.9%	3.5%

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

The following table presents the impact at June 30, 2016 and December 31, 2015, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	June 30 2016	December 31 2015
Fair value of debt obligations, including repurchase agreements	$16,003	$11,528
Impact of 100 bps decrease in interest rates:
In dollars	$1,366	$921
As a percentage of total debt obligations at fair value	8.5%	8.0%

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

The following table summarizes the net assets in non-U.S. currencies at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015		2016 vs. 2015 % change in exchange rate per USD
		Exchange rate		Exchange rate
(in millions of U.S. dollars, except for percentages)	Net Assets	per USD	Net Assets	per USD
British pound sterling (GBP)	$2,900	1.3311	$1,200	1.4736	(9.7)%
Canadian dollar (CAD)	2,367	0.7737	507	0.7226	7.1%
Euro (EUR)	1,778	1.1106	749	1.0862	2.2%
Australian dollar (AUD)	1,340	0.7451	373	0.7286	2.3%
Brazilian real (BRL)	1,197	0.3112	682	0.2525	23.2%
Korean Won (KRW) (x100)	683	0.0868	613	0.0851	2.0%
Mexican peso (MXN)	655	0.0547	683	0.0581	(5.9)%
Japanese yen (JPY)	511	0.0097	493	0.0083	16.9%
Thailand Baht (THB)	434	0.0285	377	0.0278	2.5%
Other foreign currencies	1,742	various	1,189	various	NM
Net assets denominated in foreign currencies	$13,607		$6,866
As a percentage of total net assets	28.8%		23.6%
Pre-tax impact on Shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$1,235		$624
(1) At June 30, 2016, net assets denominated in foreign currencies comprised approximately 41% tangible assets and 59% intangible assets, primarily goodwill. The increase in foreign denominated net assets is due to the Chubb Corp acquisition.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at June 30, 2016 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at June 30, 2016

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from June 30, 2016 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 58 percent of that population has become eligible to annuitize and generate a claim (since approximately 42 percent of policies are not eligible to annuitize until after June 30, 2016). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$599	$357	$53	$(306)	$(718)	$(1,176)
	Increase/(decrease) in hedge value	(123)	—	123	246	369	492
	Increase/(decrease) in net income	$476	$357	$176	$(60)	$(349)	$(684)
Flat	(Increase)/decrease in Gross FVL	$284	$—	$(345)	$(745)	$(1,193)	$(1,676)
	Increase/(decrease) in hedge value	(123)	—	123	246	369	492
	Increase/(decrease) in net income	$161	$—	$(222)	$(499)	$(824)	$(1,184)
-100 bps	(Increase)/decrease in Gross FVL	$(87)	$(408)	$(791)	$(1,225)	$(1,700)	$(2,194)
	Increase/(decrease) in hedge value	(123)	—	123	246	369	492
	Increase/(decrease) in net income	$(210)	$(408)	$(668)	$(979)	$(1,331)	$(1,702)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$89	$(103)	$(2)	$1	$(13)	$12
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$89	$(103)	$(2)	$1	$(13)	$12

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$32	$16	$(17)	$(33)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$32	$16	$(17)	$(33)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$317	$173	$(211)	$(452)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$317	$173	$(211)	$(452)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(407)	$(224)	$290	$643
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(407)	$(224)	$290	$643

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2016. Based upon that evaluation, which excluded the impact of the acquisition of The Chubb Corporation discussed below, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter 2016, we acquired all of the outstanding shares of The Chubb Corporation (Legacy Chubb). For the three and six months ended June 30, 2016, Legacy Chubb represented approximately 35 percent of consolidated revenues for both periods, and approximately 47 percent and 52 percent of pre-tax income, respectively. At June 30, 2016, Legacy Chubb represented approximately 40 percent of total assets. We currently exclude, and are in the process of working to incorporate, Legacy Chubb in our evaluation of internal controls over financial reporting and related disclosure controls and procedures.

There has been no change in Chubb’s internal controls over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Chubb’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 8 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
The following supplements the risk factors that could have a material impact on our results of operations or financial condition as described under "Risk Factors" in Item 1A of Part I of our 2015 Form 10-K.

Political uncertainty in the United Kingdom and the European Union may lead to volatility and/or have an adverse effect on our business, our liquidity and financial condition, and our stock price.
On June 23, 2016, the United Kingdom voted in a national referendum to withdraw from the European Union. The result of the referendum does not legally obligate the United Kingdom to exit the European Union, and it is unclear if or when the United Kingdom will formally serve notice to the European Council of its desire to withdraw, a process that is unprecedented in European Union history and one that could involve months or years of negotiation to draft and approve a withdrawal agreement in accordance with Article 50 of the Treaty on European Union.

Regardless of any eventual timing or terms of the United Kingdom’s exit from the European Union, the June referendum has created significant political, social and macroeconomic uncertainty. As a result of this uncertainty, in the immediate wake of the UK referendum, stock exchange indices around the world, and in the United Kingdom in particular, declined significantly. In addition, the pound sterling experienced sharp depreciation following the vote. Refer to Quantitative and Qualitative Disclosures about Market Risk under Part I, Item 3 for additional information on our foreign currency management. Also, within one day of the referendum, Moody’s, Fitch and S&P each downgraded the outlook of the UK government’s bond rating from stable to negative, warning that the country’s economic growth and fiscal strength are likely to be lower in the event the United Kingdom exits the European Union.

The possible exit of the United Kingdom (or any other country) from the European Union, the potential withdrawal of Scotland or Northern Ireland from the United Kingdom, or prolonged periods of uncertainty relating to any of these possibilities, could result in significant macroeconomic deterioration, including, but not limited to further decreases in global stock exchange indices, increased foreign exchange volatility (in particular a further weakening of the pound sterling and euro against other leading currencies), decreased GDP in the United Kingdom and a downgrade of the United Kingdom’s sovereign credit rating. In addition, there are increasing concerns that these events could push the United Kingdom, Eurozone and/or United States into an economic recession, any of which, were they to occur, would further destabilize the global financial markets and could have a material adverse effect on our business, financial condition and results of operations.

The result of the June referendum has also raised concerns regarding the terms for future UK access to the EU Single Market, which is made up of the 27 other EU member states and, to some extent, Iceland, Liechtenstein and Norway (together, the European Economic Area or EEA). The rules governing the EU Single Market requires local risks to be underwritten by a local authorized insurer, an EEA authorized insurer or a non-local insurer with the benefit of an EU “passport”. As such, UK insurers, including us, are able to underwrite risks from the UK into EEA member states via a “passport”. In the event that, following the UK’s withdrawal from the EU, UK insurers were unable to access the EU Single Market via a passporting arrangement, a regulatory equivalence regime or other similar arrangement, such insurers may not be able to underwrite risks into EEA member states except through local branches incorporated in the EEA. Such branches might require local authorization, regulatory and prudential supervision and capital to be deposited. Any change to the terms of the UK’s access to the EU Single Market following the withdrawal of the UK from the EU could have a material adverse effect on our business, financial condition and results of operations.

In addition, Lloyd’s currently benefits from EU Single Market passporting arrangements, which allow its syndicates and coverholders to write business in EEA member states. Lloyd’s might not be able to maintain such passporting rights or equivalent rights following the withdrawal of the UK from the EU, which could restrict our ability to write business in the EEA through Lloyd’s syndicates and coverholders and therefore have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 through April 30	76,828	$120.17
May 1 through May 31	115,408	$123.61
June 1 through June 30	41,399	$125.00
Total	233,635	$122.73

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

CHUBB LIMITED
(Registrant)

August 5, 2016	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

August 5, 2016	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended	8-K	3.1	May 20, 2016

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	March 2, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 20, 2016

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	March 2, 2016

10.1*	Chubb Limited 2016 Long-Term Incentive Plan	S-8	4.4	May 26, 2016

10.2*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan				X

10.3*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan				X

10.4*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan				X

10.5*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan				X

10.6*	Form of Incentive Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.7*	Form of Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.8*	Form of Restricted Stock Unit Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

10.9*	Form of Non-Qualified Stock Option Terms under the Chubb Limited 2016 Long-Term Incentive Plan for Swiss Executive Management				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements
X

* Management Contract or Compensation Plan