Form 10-Q
period 2016-09-30
Chubb Ltd
filed 2016-11-03
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of October 21, 2016 was 465,339,149.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	September 30	December 31
(in millions of U.S. dollars, except share and per share data)	2016	2015
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $78,630 and $43,149)	$81,358	$43,587
(includes hybrid financial instruments of $5 and $31)
Fixed maturities held to maturity, at amortized cost (fair value – $11,366 and $8,552)	10,927	8,430
Equity securities, at fair value (cost – $695 and $441)	803	497
Short-term investments, at fair value and amortized cost	3,548	10,446
Other investments (cost – $4,170 and $2,993)	4,400	3,291
Total investments	101,036	66,251
Cash	870	1,775
Securities lending collateral	1,140	1,046
Accrued investment income	915	513
Insurance and reinsurance balances receivable	8,493	5,323
Reinsurance recoverable on losses and loss expenses	13,448	11,386
Reinsurance recoverable on policy benefits	195	187
Deferred policy acquisition costs	4,238	2,873
Value of business acquired	368	395
Goodwill	15,481	4,796
Other intangible assets	6,991	887
Prepaid reinsurance premiums	2,449	2,082
Deferred tax assets	—	318
Investments in partially-owned insurance companies	665	653
Other assets	5,521	3,821
Total assets	$161,810	$102,306
Liabilities
Unpaid losses and loss expenses	$61,347	$37,303
Unearned premiums	15,054	8,439
Future policy benefits	5,010	4,807
Insurance and reinsurance balances payable	4,885	4,270
Securities lending payable	1,141	1,047
Accounts payable, accrued expenses, and other liabilities	9,748	6,205
Deferred tax liabilities	1,418	—
Repurchase agreements	1,406	1,404
Short-term debt	500	—
Long-term debt	12,621	9,389
Trust preferred securities	308	307
Total liabilities	113,438	73,171
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 and 342,832,412 shares issued; 465,286,110 and 324,563,441 shares outstanding)	11,121	7,833
Common Shares in treasury (14,497,754 and 18,268,971 shares)	(1,550)	(1,922)
Additional paid-in capital	15,601	4,481
Retained earnings	22,003	19,478
Accumulated other comprehensive income (loss) (AOCI)	1,197	(735)
Total shareholders’ equity	48,372	29,135
Total liabilities and shareholders’ equity	$161,810	$102,306
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2016	2015	2016	2015
Revenues
Net premiums written	$7,573	$4,709	$21,207	$13,569
Decrease (increase) in unearned premiums	115	10	483	(563)
Net premiums earned	7,688	4,719	21,690	13,006
Net investment income	739	549	2,121	1,662
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(12)	(35)	(99)	(62)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	5	8	11
Net OTTI losses recognized in income	(12)	(30)	(91)	(51)
Net realized gains (losses) excluding OTTI losses	112	(367)	(419)	(309)
Total net realized gains (losses) (includes $33, $(49), $(117), and $(18) reclassified from AOCI)	100	(397)	(510)	(360)
Total revenues	8,527	4,871	23,301	14,308
Expenses
Losses and loss expenses	4,269	2,643	12,197	7,182
Policy benefits	155	89	427	384
Policy acquisition costs	1,514	771	4,487	2,205
Administrative expenses	772	568	2,373	1,700
Interest expense	152	68	451	207
Other (income) expense	(91)	12	(92)	(61)
Amortization of purchased intangibles	4	51	16	136
Chubb integration expenses	115	9	361	9
Total expenses	6,890	4,211	20,220	11,762
Income before income tax	1,637	660	3,081	2,546
Income tax expense (includes $11, $(4), $16 and $10 on reclassified unrealized gains and losses)	277	132	556	395
Net income	$1,360	$528	$2,525	$2,151
Other comprehensive income (loss)
Unrealized appreciation (depreciation)	$247	$(321)	$2,099	$(696)
Reclassification adjustment for net realized (gains) losses included in net income	(33)	49	117	18
	214	(272)	2,216	(678)
Change in:
Cumulative translation adjustment	(124)	(575)	269	(860)
Pension liability	5	3	8	10
Other comprehensive income (loss), before income tax	95	(844)	2,493	(1,528)
Income tax (expense) benefit related to OCI items	(79)	45	(561)	145
Other comprehensive income (loss)	16	(799)	1,932	(1,383)
Comprehensive income (loss)	$1,376	$(271)	$4,457	$768
Earnings per share
Basic earnings per share	$2.90	$1.63	$5.48	$6.60
Diluted earnings per share	$2.88	$1.62	$5.44	$6.53
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended
	September 30
(in millions of U.S. dollars)	2016	2015
Common Shares
Balance – beginning of period	$7,833	$8,055
Shares issued for Chubb Corp acquisition	3,288	—
Dividends declared on Common Shares – par value reduction	—	(222)
Balance – end of period	11,121	7,833
Common Shares in treasury
Balance – beginning of period	(1,922)	(1,448)
Common Shares repurchased	—	(734)
Net shares redeemed under employee share-based compensation plans	372	208
Balance – end of period	(1,550)	(1,974)
Additional paid-in capital
Balance – beginning of period	4,481	5,145
Shares issued for Chubb Corp acquisition	11,916	—
Equity awards assumed in Chubb Corp acquisition	323	—
Net shares redeemed under employee share-based compensation plans	(365)	(157)
Exercise of stock options	(44)	(43)
Share-based compensation expense and other	250	155
Funding of dividends declared to Retained earnings	(960)	(435)
Balance – end of period	15,601	4,665
Retained earnings
Balance – beginning of period	19,478	16,644
Net income	2,525	2,151
Funding of dividends declared from Additional paid-in capital	960	435
Dividends declared on Common Shares	(960)	(435)
Balance – end of period	22,003	18,795
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	874	1,851
Change in period, before reclassification from AOCI, net of income tax benefit (expense) of $(559) and $102	1,540	(594)
Amounts reclassified from AOCI, net of income tax benefit of $16 and $10	133	28
Change in period, net of income tax benefit (expense) of $(543) and $112	1,673	(566)
Balance – end of period	2,547	1,285
Cumulative translation adjustment
Balance – beginning of period	(1,539)	(581)
Change in period, net of income tax benefit (expense) of $(18) and $35	251	(825)
Balance – end of period	(1,288)	(1,406)
Pension liability adjustment
Balance – beginning of period	(70)	(79)
Change in period, net of income tax expense of nil and $(2)	8	8
Balance – end of period	(62)	(71)
Accumulated other comprehensive income (loss)	1,197	(192)
Total shareholders’ equity	$48,372	$29,127
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Nine Months Ended September 30
(in millions of U.S. dollars)	2016	2015
Cash flows from operating activities
Net income	$2,525	$2,151
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	510	360
Amortization of premiums/discounts on fixed maturities	558	115
Amortization of UPR related to the Chubb Corp acquisition	1,415	—
Deferred income taxes	(13)	53
Unpaid losses and loss expenses	916	(225)
Unearned premiums	(547)	353
Future policy benefits	129	157
Insurance and reinsurance balances payable	149	219
Accounts payable, accrued expenses, and other liabilities	(109)	(179)
Income taxes payable	308	(8)
Insurance and reinsurance balances receivable	(201)	15
Reinsurance recoverable on losses and loss expenses	(241)	421
Reinsurance recoverable on policy benefits	(6)	20
Deferred policy acquisition costs	(1,316)	(354)
Prepaid reinsurance premiums	33	(182)
Other	(273)	(217)
Net cash flows from operating activities	3,837	2,699
Cash flows from investing activities
Purchases of fixed maturities available for sale	(23,837)	(13,029)
Purchases of to be announced mortgage-backed securities	—	(31)
Purchases of fixed maturities held to maturity	(189)	(39)
Purchases of equity securities	(100)	(122)
Sales of fixed maturities available for sale	13,863	5,202
Sales of to be announced mortgage-backed securities	—	31
Sales of equity securities	963	150
Maturities and redemptions of fixed maturities available for sale	6,936	5,257
Maturities and redemptions of fixed maturities held to maturity	627	552
Net change in short-term investments	11,866	421
Net derivative instruments settlements	(181)	62
Acquisition of subsidiaries (net of cash acquired of $71 and $620)	(14,248)	259
Other	26	(138)
Net cash flows used for investing activities	(4,274)	(1,425)
Cash flows from financing activities
Dividends paid on Common Shares	(851)	(644)
Common Shares repurchased	—	(758)
Proceeds from issuance of long-term debt	—	800
Proceeds from issuance of repurchase agreements	1,457	1,478
Repayment of long-term debt	—	(451)
Repayment of repurchase agreements	(1,455)	(1,477)
Proceeds from share-based compensation plans, including windfall tax benefits	117	89
Policyholder contract deposits	473	351
Policyholder contract withdrawals	(247)	(159)
Other	(4)	(6)
Net cash flows used for financing activities	(510)	(777)
Effect of foreign currency rate changes on cash and cash equivalents	42	(114)
Net (decrease) increase in cash	(905)	383
Cash – beginning of period	1,775	655
Cash – end of period	$870	$1,038
Supplemental cash flow information
Taxes paid	$360	$355
Interest paid	$390	$188
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

The standard is effective for us in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. We will be able to assess the effect of adopting this guidance on our financial condition and results of operations closer to the date of adoption.

Stock Compensation
In March 2016, the FASB issued guidance which requires recognition of the excess tax benefits or deficiencies of awards through net income rather than through additional paid in capital. Additionally, entities can elect to account for forfeitures related to share-based payments either as they occur or through an estimation method. If elected, the change to recognize forfeitures as they occur would be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. The updated guidance is effective for us in the first quarter of 2017 with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our financial condition and results of operations.

Statement of Cash Flows
In August 2016, the FASB issued guidance clarifying the classification of certain cash receipts and cash payments within the statement of cash flows, including distributions received from equity method investments. The guidance requires entities to make an accounting policy election to present cash flows received either in operating cash flows or investing cash flows based on cumulative equity-method earnings or on the nature of the distributions. The updated guidance is effective for us in the first quarter of 2018 with early adoption permitted. The updated guidance should be applied retrospectively, unless it is impracticable to do so, at which point the guidance should be applied prospectively. We are in the process of evaluating the effect the updated guidance will have on our statements of cash flows.

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

We believe the Chubb Corp acquisition is highly complementary to our existing business lines, distribution channels, customer segments, and underwriting skills. Chubb Corp has a substantial presence in the U.S. with a broad variety of coverages serving large corporate and upper middle market accounts, middle market and small commercial accounts, and personal lines. Together we are one of the largest commercial insurers in the U.S. Internationally, where legacy ACE is a truly global insurer with extensive presence in 54 countries, Chubb Corp's operations in 25 markets added to our presence and capabilities and positioned us to better pursue important market opportunities globally. The combined company is a leader in a number of global specialty and traditional products such as professional lines, risk management, workers' compensation, accident and health (A&H), and other property and general casualty lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The table below details the purchase consideration and preliminary allocation of assets acquired and liabilities assumed. During the second and third quarters of 2016, we reassessed certain components of our preliminary estimates of assets acquired and liabilities assumed, including the net realizable value for Reinsurance recoverables on losses and loss expenses and Insurance and reinsurance balances receivable and certain components of the Deferred tax liabilities, which resulted in an adjustment to our preliminary estimates that increased Goodwill by $85 million. These estimates remain preliminary and are subject to adjustment. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

(in millions, except per share data)
Purchase consideration
Chubb Limited common shares
Chubb Corp common shares outstanding	228
Per share exchange ratio	0.6019
Common shares issued by Chubb Limited	137
Common share price of Chubb Limited at January 14, 2016	$111.02
Fair value of common shares issued by Chubb Limited to common shareholders of Chubb Corp	$15,204
Cash consideration
Chubb Corp common shares outstanding	228
Agreed cash price per share paid to common shareholders of Chubb Corp	$62.93
Cash consideration paid by Chubb Limited to common shareholders of Chubb Corp	$14,319
Stock-based awards
Fair value of equity awards issued (1)	$323
Fair value of purchase consideration	$29,846
Preliminary estimate of assets acquired and (liabilities) assumed
Cash	$71
Investments	42,967
Accrued investment income	337
Insurance and reinsurance balances receivable	2,981
Reinsurance recoverable on losses and loss expenses	1,645
Indefinite lived intangible assets	2,860
Finite lived intangible assets	4,795
Prepaid reinsurance premiums	280
Other assets	865
Unpaid losses and loss expenses	(22,906)
Unearned premiums	(7,033)
Insurance and reinsurance balances payable	(511)
Accounts payable, accrued expenses, and other liabilities	(1,935)
Deferred tax liabilities	(1,335)
Long-term debt	(3,765)
Total identifiable net assets acquired	19,316
Goodwill	10,530
Purchase price	$29,846

(1)
The estimated fair value of the replacement equity awards was $525 million, of which $323 million was attributed to service periods prior to the acquisition and was included in the purchase consideration. Refer to Note 10 for further information on these replacement equity awards.

Direct costs related to the Chubb Corp acquisition were expensed as incurred. Chubb integration expenses were $115 million and $361 million for the three and nine months ended September 30, 2016, respectively, and include all internal and external

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

costs directly related to the integration activities of the Chubb Corp acquisition, consisting primarily of personnel-related expenses, including severance and employee retention and relocation; consulting fees; and advisor fees. Chubb integration expenses were $9 million for both the three and nine months ended September 30, 2015, consisting primarily of consulting and legal fees.
We recognized goodwill of $10.5 billion, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes, indefinite lived intangible assets of $2.9 billion and finite lived intangible assets of $4.8 billion, which will be amortized over their estimated useful lives, ranging from one to 24 years. Refer to Note 6 for additional information.

The following table summarizes the results of the acquired Chubb Corp operations since the acquisition date that have been included within our Consolidated statements of operations:

(in millions of U.S. dollars)	Three Months Ended September 30, 2016	January 14, 2016 to September 30, 2016
Total revenues	$2,656	$7,888
Net income	$483	$1,064

The following table provides supplemental unaudited pro forma consolidated information for the three and nine months ended September 30, 2016 and 2015, as if Chubb Corp had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except per share data)	2016	2015	2016	2015
Total revenues	$8,521	$8,314	$23,758	$24,387
Net income	$1,345	$1,036	$2,591	$3,194
Earnings per share
Basic earnings per share	$2.87	$2.23	$5.54	$6.85
Diluted earnings per share	$2.85	$2.21	$5.50	$6.78

Total revenues and net income were higher for the three months ended September 30, 2016, compared to the prior year, principally driven by net realized gains in the current year compared to net realized losses last year, primarily in our variable annuity reinsurance business.  This increase was partially offset by merger-related underwriting actions in the current year, including the purchase of additional reinsurance, which lowered net premiums earned.

Total revenues and net income were lower for the nine months ended September 30, 2016, compared to the prior year, primarily reflecting the merger-related underwriting actions in the current year, as noted above, as well as higher net realized losses in the current year, primarily in our variable annuity reinsurance business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

3. Investments

a) Fixed maturities

September 30, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,626	$84	$(2)	$2,708	$—
Foreign	21,499	1,057	(48)	22,508	(9)
Corporate securities	22,860	977	(64)	23,773	(9)
Mortgage-backed securities	13,083	383	(5)	13,461	(1)
States, municipalities, and political subdivisions	18,562	357	(11)	18,908	—
	$78,630	$2,858	$(130)	$81,358	$(19)
Held to maturity
U.S. Treasury and agency	$709	$26	$—	$735	$—
Foreign	694	45	—	739	—
Corporate securities	2,852	131	(2)	2,981	—
Mortgage-backed securities	1,507	72	—	1,579	—
States, municipalities, and political subdivisions	5,165	167	—	5,332	—
	$10,927	$441	$(2)	$11,366	$—

December 31, 2015	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,481	$52	$(5)	$2,528	$—
Foreign	13,190	468	(213)	13,445	(13)
Corporate securities	15,028	355	(454)	14,929	(28)
Mortgage-backed securities	9,827	183	(52)	9,958	(1)
States, municipalities, and political subdivisions	2,623	110	(6)	2,727	—
	$43,149	$1,168	$(730)	$43,587	$(42)
Held to maturity
U.S. Treasury and agency	$733	$13	$(1)	$745	$—
Foreign	763	30	(8)	785	—
Corporate securities	3,054	57	(55)	3,056	—
Mortgage-backed securities	1,707	38	(2)	1,743	—
States, municipalities, and political subdivisions	2,173	52	(2)	2,223	—
	$8,430	$190	$(68)	$8,552	$—

As discussed in Note 3 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Unrealized appreciation (depreciation) in the Consolidated statement of shareholders’ equity. For the three and nine months ended September 30, 2016, $13 million and $57 million, respectively, of net unrealized appreciation related to such securities is included in OCI. For the three and nine months ended September 30, 2015, $4 million and nil, respectively, of net unrealized depreciation related to such securities is included in OCI. At September 30, 2016, AOCI included cumulative net unrealized appreciation of $7 million related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized. At December 31, 2015, AOCI included cumulative net unrealized depreciation of $35 million related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage derivatives held (refer to Note 8 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 81 percent of the total mortgage-backed securities at both September 30, 2016 and December 31, 2015 are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		September 30		December 31
		2016		2015
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,402	$3,413	$1,856	$1,865
Due after 1 year through 5 years	25,152	25,865	14,936	15,104
Due after 5 years through 10 years	26,702	27,645	12,258	12,173
Due after 10 years	10,291	10,974	4,272	4,487
	65,547	67,897	33,322	33,629
Mortgage-backed securities	13,083	13,461	9,827	9,958
	$78,630	$81,358	$43,149	$43,587
Held to maturity
Due in 1 year or less	$458	$462	$492	$495
Due after 1 year through 5 years	2,716	2,807	2,443	2,517
Due after 5 years through 10 years	2,815	2,919	2,292	2,313
Due after 10 years	3,431	3,599	1,496	1,484
	9,420	9,787	6,723	6,809
Mortgage-backed securities	1,507	1,579	1,707	1,743
	$10,927	$11,366	$8,430	$8,552

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	September 30	December 31
(in millions of U.S. dollars)	2016	2015
Cost	$695	$441
Gross unrealized appreciation	122	74
Gross unrealized depreciation	(14)	(18)
Fair value	$803	$497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

For the three and nine months ended September 30, 2016, credit losses recognized in Net income for corporate securities were $4 million and $28 million, respectively. For the three and nine months ended September 30, 2015, credit losses recognized in Net income for corporate securities were $14 million and $23 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For both the three and nine months ended September 30, 2016, there were $1 million in credit losses recognized in Net income for mortgage-backed securities. For the three and nine months ended September 30, 2015, there were no credit losses recognized in Net income for mortgage-backed securities.
The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Fixed maturities:
OTTI on fixed maturities, gross	$(7)	$(31)	$(85)	$(57)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	5	8	11
OTTI on fixed maturities, net	(7)	(26)	(77)	(46)
Gross realized gains excluding OTTI	47	19	149	91
Gross realized losses excluding OTTI	(13)	(44)	(228)	(95)
Total fixed maturities	27	(51)	(156)	(50)
Equity securities:
OTTI on equity securities	(1)	(3)	(7)	(4)
Gross realized gains excluding OTTI	19	10	63	43
Gross realized losses excluding OTTI	(12)	(5)	(17)	(7)
Total equity securities	6	2	39	32
OTTI on other investments	(4)	(1)	(7)	(1)
Foreign exchange gains (losses)	29	(2)	46	(73)
Investment and embedded derivative instruments	1	(22)	(85)	6
Fair value adjustments on insurance derivative	89	(396)	(270)	(337)
S&P put options and futures	(45)	83	(88)	69
Other derivative instruments	3	(9)	1	(10)
Other	(6)	(1)	10	4
Net realized gains (losses)	$100	$(397)	$(510)	$(360)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Balance of credit losses related to securities still held – beginning of period	$51	$23	$53	$28
Additions where no OTTI was previously recorded	4	8	16	15
Additions where an OTTI was previously recorded	1	6	13	8
Reductions for securities sold during the period	(11)	(5)	(37)	(19)
Balance of credit losses related to securities still held – end of period	$45	$32	$45	$32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

d) Gross unrealized loss
At September 30, 2016, there were 3,376 fixed maturities out of a total of 31,902 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $2 million. There were 73 equity securities out of a total of 326 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $3 million. Fixed maturities in an unrealized loss position at September 30, 2016, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
September 30, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$436	$(2)	$—	$—	$436	$(2)
Foreign	1,899	(20)	409	(28)	2,308	(48)
Corporate securities	1,559	(21)	750	(45)	2,309	(66)
Mortgage-backed securities	1,039	(3)	292	(2)	1,331	(5)
States, municipalities, and political subdivisions	2,807	(10)	50	(1)	2,857	(11)
Total fixed maturities	7,740	(56)	1,501	(76)	9,241	(132)
Equity securities	133	(14)	—	—	133	(14)
Other investments	233	(27)	—	—	233	(27)
Total	$8,106	$(97)	$1,501	$(76)	$9,607	$(173)

	0 – 12 Months		Over 12 Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$996	$(5)	$153	$(1)	$1,149	$(6)
Foreign	3,953	(148)	436	(73)	4,389	(221)
Corporate securities	7,518	(371)	738	(138)	8,256	(509)
Mortgage-backed securities	3,399	(42)	516	(12)	3,915	(54)
States, municipalities, and political subdivisions	556	(6)	42	(2)	598	(8)
Total fixed maturities	16,422	(572)	1,885	(226)	18,307	(798)
Equity securities	131	(18)	—	—	131	(18)
Other investments	210	(11)	—	—	210	(11)
Total	$16,763	$(601)	$1,885	$(226)	$18,648	$(827)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at September 30, 2016 and December 31, 2015, are investments, primarily fixed maturities, totaling $19.4 billion and $16.9 billion, respectively, and cash of $162 million and $110 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the components of restricted assets:

	September 30	December 31
(in millions of U.S. dollars)	2016	2015
Trust funds	$13,093	$11,862
Deposits with non-U.S. regulatory authorities	2,338	2,075
Deposits with U.S. regulatory authorities	2,232	1,242
Assets pledged under repurchase agreements	1,464	1,459
Other pledged assets	433	392
	$19,560	$17,030
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts and option contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. At September 30, 2016, we held no positions in option contracts on equity market indices. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three and nine months ended September 30, 2016 and 2015, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2015 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

September 30, 2016	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,155	$553	$—	$2,708
Foreign	—	22,405	103	22,508
Corporate securities	—	23,167	606	23,773
Mortgage-backed securities	—	13,415	46	13,461
States, municipalities, and political subdivisions	—	18,908	—	18,908
	2,155	78,448	755	81,358
Equity securities	766	—	37	803
Short-term investments	2,127	1,359	62	3,548
Other investments (1)	404	250	223	877
Securities lending collateral	—	1,140	—	1,140
Investment derivative instruments	20	—	—	20
Other derivative instruments	14	—	—	14
Separate account assets	1,743	97	—	1,840
Total assets measured at fair value (1)	$7,229	$81,294	$1,077	$89,600
Liabilities:
Investment derivative instruments	$34	$—	$—	$34
Other derivative instruments	—	—	8	8
GLB (2)	—	—	883	883
Total liabilities measured at fair value	$34	$—	$891	$925

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,498 million and other investments of $25 million at September 30, 2016 measured using NAV as a practical expedient.

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

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			September 30		December 31
	Expected Liquidation Period of Underlying Assets		2016		2015
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$549	$188	$300	$105
Real Assets	3 to 7 Years	520	274	474	140
Distressed	5 to 9 Years	463	196	261	218
Private Credit	3 to 7 Years	241	294	265	209
Traditional	3 to 9 Years	1,458	999	895	152
Vintage	1 to 2 Years	23	14	13	—
Investment funds	Not Applicable	244	—	269	—
		$3,498	$1,965	$2,477	$824

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

Investment Category:	Consists of investments in private equity funds:
Financial	targeting financial services companies such as financial institutions and insurance services worldwide
Real Assets	targeting investments related to hard physical assets such as real estate, infrastructure and natural resources
Distressed	targeting distressed corporate debt/credit and equity opportunities in the U.S.
Private Credit	targeting privately originated corporate debt investments including senior secured loans and subordinated bonds
Traditional	employing traditional private equity investment strategies such as buyout and growth equity globally
Vintage	made before 2002 and where the funds’ commitment periods had already expired

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	September 30, 2016	December 31, 2015
GLB(1)	$883	$609	Actuarial model	Lapse rate	1% – 30%
				Annuitization rate	0% – 55%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
September 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$87	$281	$49	$37	$50	$216	$10	$971
Transfers into Level 3	—	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	6	—	3	—	4	—	—
Net Realized Gains/Losses	—	(4)	—	—	—	—	—	(88)
Purchases	20	348	—	—	12	8	—	—
Sales	(2)	(18)	(3)	(3)	—	—	—	—
Settlements	(1)	(7)	—	—	—	(5)	(2)	—
Balance–End of Period	$103	$606	$46	$37	$62	$223	$8	$883
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$(4)	$—	$—	$—	$—	$—	$(88)

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

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.0 billion at September 30, 2015, and $615 million at June 30, 2015, which includes a fair value derivative adjustment of $744 million and $347 million, respectively.

						Assets	Liabilities
Nine Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
September 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance–Beginning of Period	$57	$174	$53	$16	$—	$212	$6	$609
Transfers into Level 3	9	18	—	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	8	17	—	2	—	4	—	—
Net Realized Gains/Losses	(6)	(12)	—	1	—	—	2	274
Purchases (2)	52	472	1	23	62	22	2	—
Sales	(10)	(48)	(8)	(5)	—	—	—	—
Settlements	(5)	(15)	—	—	—	(15)	(2)	—
Balance–End of Period	$103	$606	$46	$37	$62	$223	$8	$883
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(5)	$(11)	$—	$—	$—	$—	$2	$274

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. Refer to Note 5 for additional information.

(2)	Includes acquired invested assets as a result of the Chubb Corp acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Nine Months Ended	Available-for-Sale Debt Securities				Other investments	Other derivative instruments	GLB(1)
September 30, 2015	Foreign	Corporate securities	MBS	Equity securities
(in millions of U.S. dollars)
Balance–Beginning of Period	$22	$187	$15	$2	$204	$4	$406
Transfers into Level 3	29	15	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	1	—	2	(7)	—	—
Net Realized Gains/Losses	(1)	(4)	—	(2)	—	3	338
Purchases	9	38	41	2	21	—	—
Sales	(1)	(10)	(1)	—	—	—	—
Settlements	(4)	(44)	(1)	—	(9)	—	—
Balance–End of Period	$53	$183	$54	$4	$209	$7	$744
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$(2)	$—	$(2)	$—	$3	$338

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the consolidated balance sheets. The liability for GLB reinsurance was $1.0 billion at September 30, 2015, and $663 million at December 31, 2014, which includes a fair value derivative adjustment of $744 million and $406 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

September 30, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$628	$107	$—	$735	$709
Foreign	—	739	—	739	694
Corporate securities	—	2,968	13	2,981	2,852
Mortgage-backed securities	—	1,579	—	1,579	1,507
States, municipalities, and political subdivisions	—	5,332	—	5,332	5,165
Total assets	$628	$10,725	$13	$11,366	$10,927
Liabilities:
Repurchase agreements	$—	$1,406	$—	$1,406	$1,406
Short-term debt	—	508	—	508	500
Long-term debt	—	13,762	—	13,762	12,621
Trust preferred securities	—	463	—	463	308
Total liabilities	$—	$16,139	$—	$16,139	$14,835

December 31, 2015	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$583	$162	$—	$745	$733
Foreign	—	785	—	785	763
Corporate securities	—	3,042	14	3,056	3,054
Mortgage-backed securities	—	1,743	—	1,743	1,707
States, municipalities, and political subdivisions	—	2,223	—	2,223	2,173
Total assets	$583	$7,955	$14	$8,552	$8,430
Liabilities:
Repurchase agreements	$—	$1,404	$—	$1,404	$1,404
Long-term debt	—	9,678	—	9,678	9,389
Trust preferred securities	—	446	—	446	307
Total liabilities	$—	$11,528	$—	$11,528	$11,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Assumed life reinsurance programs involving minimum benefit guarantees under variable annuity contracts

The following table presents income and expenses relating to GMDB and GLB reinsurance. GLBs include GMIBs as well as some GMABs originating in Japan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
GMDB
Net premiums earned	$15	$15	$42	$47
Policy benefits and other reserve adjustments	$11	$5	$34	$25
GLB
Net premiums earned	$28	$30	$88	$92
Policy benefits and other reserve adjustments	9	15	24	34
Net realized gains (losses)	86	(397)	(285)	(338)
Loss recognized in Net income	$105	$(382)	$(221)	$(280)
Less: Net cash received	15	20	57	74
Net (increase) decrease in liability	$90	$(402)	$(278)	$(354)

Net realized gains (losses) in the table above include gains (losses) related to foreign exchange and fair value adjustments on insurance derivatives and exclude gains (losses) on S&P put options and futures used to partially offset the risk in the GLB reinsurance portfolio. Refer to Note 8 for additional information.

The reported liability for GMDB reinsurance was $119 million and $117 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the reported liability for GLB reinsurance was $1.2 billion and $888 million, respectively, which includes a fair value derivative adjustment of $883 million and $609 million, respectively. Reported liabilities for both GMDB and GLB reinsurance are determined using internal valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The valuation of these products is subject to fluctuations arising from, among other factors, changes in interest rates, changes in equity markets, changes in credit markets, changes in the allocation of the investments underlying annuitants’ account values, and assumptions regarding future policyholder behavior. These models and the related assumptions are regularly reviewed by management and enhanced, as appropriate, based upon improvements in modeling assumptions and availability of updated information, such as market conditions and demographics of in-force annuities.

6. Goodwill and Other intangible assets

At September 30, 2016 and December 31, 2015, Goodwill was $15.5 billion and $4.8 billion, respectively, and Other intangible assets were $7.0 billion and $887 million, respectively. The increases in Goodwill and Other intangible assets reflect the goodwill and intangible assets recorded in connection with the Chubb Corp acquisition.

The following table presents a roll-forward of Goodwill by segment for the nine months ended September 30, 2016:

(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Chubb Consolidated
Balance at December 31, 2015	$1,203	$196	$134	$2,078	$365	$820	$4,796
Acquisition of Chubb Corp	5,711	2,025	—	2,794	—	—	10,530
Foreign exchange revaluation	43	13	—	98	—	1	155
Balance at September 30, 2016	$6,957	$2,234	$134	$4,970	$365	$821	$15,481

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

The following table presents, as of September 30, 2016, the expected estimated pre-tax amortization expense (benefit), at current foreign currency exchange rates, for the fourth quarter of 2016 and the next five years, related to purchased intangibles as well as the fair value adjustment to Unpaid losses and loss expenses described above:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment to Unpaid losses and loss expenses	Total	Other intangible assets	Total Amortization of purchased intangibles
Fourth quarter of 2016	$33	$8	$(61)	$(20)	$23	$3
2017	296	32	(161)	167	85	252
2018	324	32	(102)	254	73	327
2019	281	—	(62)	219	66	285
2020	240	—	(36)	204	59	263
2021	217	—	(20)	197	53	250
Total	$1,391	$72	$(442)	$1,021	$359	$1,380

The expected amortization, at current foreign currency exchange rates, for the remainder of the UPR intangible asset which amortizes through Policy acquisition costs on the Consolidated statements of operations is $144 million for the fourth quarter of 2016.

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

	September 30	December 31
(in millions of U.S. dollars)	2016	2015	Early Redemption Option
Repurchase agreements (weighted average interest rate of 0.8% in 2016 and 0.6% in 2015)	$1,406	$1,404	None
Short-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$500	$—	Make-whole premium plus 0.20%
Long-term debt
Chubb INA senior notes:
$500 million 5.7% due February 2017	$—	$500	Make-whole premium plus 0.20%
$300 million 5.8% due March 2018	300	299	Make-whole premium plus 0.35%
$600 million 5.75% due May 2018	641	—	Make-whole premium plus 0.30%
$100 million 6.6% due August 2018	109	—	None
$500 million 5.9% due June 2019	498	497	Make-whole premium plus 0.40%
$1,300 million 2.3% due November 2020	1,294	1,294	Make-whole premium plus 0.15%
$1,000 million 2.875% due November 2022	994	994	Make-whole premium plus 0.20%
$475 million 2.7% due March 2023	471	471	Make-whole premium plus 0.10%
$700 million 3.35% due May 2024	694	694	Make-whole premium plus 0.15%
$800 million 3.15% due March 2025	794	794	Make-whole premium plus 0.15%
$1,500 million 3.35% due May 2026	1,488	1,487	Make-whole premium plus 0.20%
$100 million 8.875% due August 2029	100	100	None
$200 million 6.8% due November 2031	258	—	Make-whole premium plus 0.25%
$300 million 6.7% due May 2036	297	297	Make-whole premium plus 0.20%
$800 million 6.0% due May 2037	982	—	Make-whole premium plus 0.20%
$600 million 6.5% due May 2038	778	—	Make-whole premium plus 0.30%
$475 million 4.15% due March 2043	469	469	Make-whole premium plus 0.15%
$1,500 million 4.35% due November 2045	1,482	1,482	Make-whole premium plus 0.25%
Chubb INA $1,000 million 6.375% capital securities due March 2067(1)	961	—	Make-whole premium plus 0.25%-0.50%
Other long-term debt (2.75% to 7.1% due December 2019 to September 2020)	11	11	None
Total long-term debt	$12,621	$9,389
Trust preferred securities
Chubb INA capital securities due April 2030	$308	$307	Redemption prices(2)

(1)	6.375% interest rate through April 14, 2017; interest rate equal to three month LIBOR rate plus 2.25% thereafter.

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
We have outstanding $1.0 billion of unsecured junior subordinated capital securities at September 30, 2016, which were assumed by Chubb INA in connection with the Chubb Corp acquisition. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that we have received sufficient net proceeds from the sale of certain qualifying capital securities. We must use commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a rate of 6.375 percent through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25 percent. Subject to certain conditions, we have the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and we generally may not declare or pay any dividends on or purchase any shares of our capital stock.
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

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts and options on equity market indices to limit equity exposure in the GMDB and GLB blocks of business. At September 30, 2016, we held no positions in option contracts on equity market indices.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			September 30, 2016			December 31, 2015
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$10	$(32)	$2,025	$7	$(11)	$1,029
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Options/Futures contracts on bonds and equities	OA / (AP)	10	(2)	1,353	5	(2)	751
Convertible securities (1)	FM AFS / ES	5	—	8	31	—	40
		$25	$(34)	$3,481	$43	$(13)	$1,915
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$4	$—	$1,275	$—	$(4)	$1,197
Other	OA / (AP)	10	(8)	243	—	(6)	15
		$14	$(8)	$1,518	$—	$(10)	$1,212
GLB(3)	(AP) / (FPB)	$—	$(1,166)	$1,436	$—	$(888)	$1,155

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Refer to Note 5 for additional information. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At September 30, 2016 and December 31, 2015, derivative assets of $9 million and $1 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

b) Secured borrowings
Chubb participates in a securities lending program operated by a third-party banking institution whereby certain assets are loaned to qualified borrowers and from which we earn an incremental return. At September 30, 2016 and December 31, 2015, our securities lending collateral was $1,140 million and $1,046 million, respectively, and our securities lending payable, reflecting our obligation to return the collateral plus interest, was $1,141 million and $1,047 million, respectively. The securities lending collateral can only be drawn down by Chubb in the event that the institution borrowing the securities is in default under the lending agreement. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The collateral is recorded in Securities lending collateral and the liability is recorded in Securities lending payable in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

Remaining contractual maturity
September 30, 2016	Overnight and Continuous
(in millions of U.S. dollars)
Collateral held under securities lending agreements:
Cash	$449
U.S. Treasury and agency	53
Foreign	324
Corporate securities	4
Mortgage-backed securities	38
Equity securities	272
$1,140
Gross amount of recognized liability for securities lending payable	$1,141
Difference (1)	$(1)

(1)	The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable due to accrued interest recorded in the securities lending payable.

At September 30, 2016 and December 31, 2015, our repurchase agreement obligations of $1,406 million and $1,404 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
September 30, 2016	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
U.S. Treasury and agency	$5	$—	$232	$237
Mortgage-backed securities	408	484	335	1,227
	$413	$484	$567	$1,464
Gross amount of recognized liabilities for repurchase agreements				$1,406
Difference(1)				$58

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Investment and embedded derivative instruments
Foreign currency forward contracts	$(10)	$15	$(30)	$30
All other futures contracts and options	8	(23)	(63)	(10)
Convertible securities(1)	3	(14)	8	(14)
Total investment and embedded derivative instruments	$1	$(22)	$(85)	$6
GLB and other derivative instruments
GLB(2)	$89	$(396)	$(270)	$(337)
Futures contracts on equities(3)	(45)	84	(88)	71
Options on equity market indices(3)	—	(1)	—	(2)
Other	3	(9)	1	(10)
Total GLB and other derivative instruments	$47	$(322)	$(357)	$(278)
	$48	$(344)	$(442)	$(272)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

d) Fixed maturities
At September 30, 2016, we have commitments to purchase fixed income securities of $788 million over the next several years.

e) Other investments
At September 30, 2016, included in Other investments in the consolidated balance sheet are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.3 billion. In connection with these investments, we have commitments that may require funding of up to $2.0 billion over the next several years.

f) Taxation
In September, the IRS completed its examination of one of our subsidiary’s federal tax returns for the 2010-2012 tax years.  No material adjustments resulted from this examination. At September 30, 2016, $17 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

9. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At September 30, 2016, our Common Shares had a par value of CHF 24.15 per share.

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

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2016		2015		2016		2015
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Dividends – par value reduction	—	$—	—	$—	—	$—	0.62	$0.65
Dividends – distributed from capital contribution reserves	0.67	0.69	0.65	0.67	2.01	2.05	1.27	1.34
Total dividend distributions per common share	0.67	$0.69	0.65	$0.67	2.01	$2.05	1.89	$1.99

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At September 30, 2016, 14,497,754 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
In November 2014, the Board authorized a share repurchase program of $1.5 billion of Chubb's Common Shares for the period January 1, 2015 through December 31, 2015. For the three and nine months ended September 30, 2015, Chubb repurchased nil and $734 million (6,677,663 Common Shares), respectively. There are no outstanding repurchase authorizations subsequent to December 31, 2015.

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

The 2004 LTIP also permitted grants of service-based restricted stock and restricted stock units as well as performance-based restricted stock awards. Chubb generally grants service-based restricted stock and restricted stock units with a 4-year vesting period, based on a graded vesting schedule. The performance-based stock awards comprise target awards which have four installments that vest annually based on tangible book value (shareholders' equity less goodwill and intangible assets) per share growth compared to a defined group of peer companies, and premium awards, which are earned only if tangible book value per share growth over the cumulative 4-year period after the grant of the associated target awards exceeds a higher threshold compared to our peer group. The restricted stock is granted at market close price on the grant date. On February 25, 2016, Chubb granted 1,119,686 service-based restricted stock awards, 337,581 service-based restricted stock units, and 452,820 performance-based stock awards to employees and officers with a grant date fair value of $118.39 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

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

Under the 2016 LTIP, 19,500,000 Common Shares were authorized to be issued, in addition to any shares that have not been delivered pursuant to the 2004 LTIP and remain available for grant pursuant to the 2004 LTIP, including any shares covered by awards granted under the 2004 LTIP that are forfeited, expire, or are canceled after the effective date of the 2016 LTIP without delivery of shares or which result in the forfeiture of the shares back to Chubb.

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

We also assumed legacy Chubb Corp other postretirement benefits plans, principally health care and life insurance, to retired employees, their beneficiaries, and covered dependents. Health care coverage is contributory. Retiree contributions vary based upon retiree’s age, type of coverage, and years of service requirements. Life insurance coverage is non-contributory. Chubb funds a portion of the health care benefits obligation where such funding can be accomplished on a tax-effective basis. Benefits are paid as covered expenses are incurred.

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

For the three and nine months ended September 30, 2016, we contributed $24 million and $156 million, respectively, to our U.S. and non-U.S. pension and other postretirement benefits plans. At September 30, 2016, we estimate that we will contribute an additional $8 million for the remainder of 2016. These estimates are subject to change due to contribution decisions that are affected by various factors including our liquidity, market performance and management discretion.

The following tables summarize the components of net periodic benefit costs for our pension and postretirement benefit plans recognized in the Consolidated statements of operations:

Three Months Ended September 30	Pension Benefits			Other Postretirement Benefits
(in millions of U.S. dollars)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
2016
Net periodic benefit cost:
Service cost	$20	$6	$26	$4	$—	$4
Interest cost	26	8	34	4	—	4
Expected return on plan assets	(42)	(10)	(52)	(3)	—	(3)
Amortization of net actuarial loss	—	—	—	—	—	—
Curtailments	(4)	—	(4)	—	—	—
Settlements	(1)	—	(1)	—	—	—
Net periodic benefit cost	$(1)	$4	$3	$5	$—	$5
2015
Net periodic benefit cost:
Service cost	$—	$2	$2
Interest cost	—	5	5
Expected return on plan assets	—	(7)	(7)
Amortization of net actuarial loss	—	—	—
Net periodic benefit cost	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Nine Months Ended September 30	Pension Benefits			Other Postretirement Benefits
(in millions of U.S. dollars)	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
2016
Net periodic benefit cost:
Service cost	$57	$15	$72	$8	$1	$9
Interest cost	80	24	104	13	—	13
Expected return on plan assets	(121)	(30)	(151)	(7)	—	(7)
Amortization of net actuarial loss	—	2	2	—	—	—
Curtailments	(4)	—	(4)	—	—	—
Settlements	(1)	—	(1)	—	—	—
Net periodic benefit cost	$11	$11	$22	$14	$1	$15
2015
Net periodic benefit cost:
Service cost	$—	$5	$5
Interest cost	—	15	15
Expected return on plan assets	—	(21)	(21)
Amortization of net actuarial loss	—	2	2
Net periodic benefit cost	$—	$1	$1

The weighted-average assumptions used to determine net pension and other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
September 30, 2016
Discount rate	4.28%	3.74%	4.41%	4.30%
Rate of compensation increase	4.00%	3.40%	N/A	N/A
Expected long-term rate of return on plan assets	7.00%	4.90%	7.00%	N/A
December 31, 2015
Discount rate	N/A	3.51%	N/A	N/A
Rate of compensation increase	N/A	3.09%	N/A	N/A
Expected long-term rate of return on plan assets	N/A	4.81%	N/A	N/A

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

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Bermuda and Canada. These divisions write a variety of coverages, including traditional commercial property, marine,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine and construction risk, environmental and cyber risk, excess casualty, as well as group accident and health (A&H) insurance. This segment includes our North American Major Accounts and Specialty Insurance (principally large corporate accounts and wholesale business), and the Commercial Insurance divisions (principally middle market and small commercial accounts).

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

•
The North America Agricultural Insurance segment includes the business written by Rain and Hail Insurance Service, Inc. which provides comprehensive multiple peril crop and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

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

•
The Global Reinsurance segment primarily includes the reinsurance business written by Chubb Tempest Re as well as the legacy Chubb U.K. Assumed Reinsurance business, which is active, and the legacy Chubb Corp run-off Reinsurance business.

•	The Life Insurance segment includes the business written by Chubb Life, Chubb Tempest Life Re and Combined Insurance’s North America operations.

Corporate primarily includes loss and loss expenses of asbestos and environmental (A&E) run-off liabilities, and the results of our non-insurance companies including Chubb Limited, Chubb Group Management and Holdings Ltd, and Chubb INA Holdings, Inc. Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, legacy Chubb Corp run-off business in 2016, and certain other run-off exposures.

In addition, revenue and expenses managed at the corporate level, including realized gains and losses, interest expense, the non-operating income of our partially-owned entities, and income taxes are reported within Corporate. Chubb integration expenses and other merger-related expenses (both included in Chubb integration expenses in the consolidated statements of operations) are also reported within Corporate. Chubb integration expenses are one-time costs that are directly attributable to the achievement of the annualized savings, including employee severance, third-party consulting fees, and systems integration expenses. Other merger-related expenses are one-time costs directly attributable to the merger, including rebranding, employee retention costs and other professional and legal fees related to the Chubb Corp acquisition. These items will not be allocated to the segment level as they are one-time in nature and are not related to the ongoing business activities of the segment. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income. Therefore, the segment income statement will only include underwriting income, net investment income, and other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items for which the segments are held accountable. Beginning with the third quarter of 2016, segment income also included amortization of purchased intangibles related to business combination intangible assets acquired by the segment and other purchase accounting related intangible assets, including agency relationships, renewal rights, and client lists. These costs were previously included in Corporate. The amortization of intangible assets purchased as part of the Chubb Corp acquisition is considered a Corporate cost as these are incurred by the overall company. We determined that this definition of segment income is appropriate and aligns with how the business is managed. The prior periods have been adjusted to conform to the new segment presentation. As we progress through the integration and refine our processes, we may continue to further refine our segments and segment income measures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For segment reporting purposes, certain items have been presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include net investment income, the operating portion of other (income) expense, and amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended September 30, 2016, underwriting income in our North America Agricultural Insurance segment was $90 million. This amount includes $3 million of realized gains related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the three months ended September 30, 2016, Life underwriting income of $72 million includes Net investment income of $71 million and gains from fair value changes in separate account assets of $22 million. The gains from fair value changes in separate account assets are reported in other (income) expense in the table below.

The following tables present the Statement of Operations by segment:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
September 30, 2016
(in millions of U.S. dollars)
Net premiums written	$3,110	$1,011	$849	$1,940	$131	$532	$—	$7,573
Net premiums earned	3,086	1,081	819	2,034	156	512	—	7,688
Losses and loss expenses	1,863	594	683	843	49	174	63	4,269
Policy benefits	—	—	—	—	—	155	—	155
Policy acquisition costs	522	229	48	546	42	127	—	1,514
Administrative expenses	275	89	1	261	12	77	57	772
Underwriting income (loss)	426	169	87	384	53	(21)	(120)	978
Net investment income (loss)	477	53	5	152	67	71	(86)	739
Other (income) expense	3	2	—	(6)	—	(20)	(70)	(91)
Amortization expense (benefit) of purchased intangibles	—	4	7	12	—	1	(20)	4
Segment income (loss)	900	216	85	530	120	69	(116)	1,804
Net realized gains including OTTI							100	100
Interest expense							152	152
Chubb integration expenses							115	115
Income tax expense							277	277
Net income (loss)							$(560)	$1,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
September 30, 2015
(in millions of U.S. dollars)
Net premiums written	$1,433	$278	$737	$1,584	$185	$492	$—	$4,709
Net premiums earned	1,410	272	739	1,615	203	480	—	4,719
Losses and loss expenses	913	179	620	674	20	153	84	2,643
Policy benefits	—	—	—	—	—	89	—	89
Policy acquisition costs	142	13	42	405	52	117	—	771
Administrative expenses	154	36	—	246	12	74	46	568
Underwriting income (loss)	201	44	77	290	119	47	(130)	648
Net investment income	260	7	5	132	76	66	3	549
Other (income) expense	(3)	1	(1)	(6)	(4)	48	(23)	12
Amortization of purchased intangibles	—	31	8	12	—	—	—	51
Segment income (loss)	464	19	75	416	199	65	(104)	1,134
Net realized gains (losses) including OTTI							(397)	(397)
Interest expense							68	68
Chubb integration expenses							9	9
Income tax expense							132	132
Net income (loss)							$(710)	$528

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Nine Months Ended
September 30, 2016
(in millions of U.S. dollars)
Net premiums written	$8,657	$3,113	$1,288	$6,012	$562	$1,575	$—	$21,207
Net premiums earned	9,130	3,245	1,169	6,082	543	1,521	—	21,690
Losses and loss expenses	5,581	1,916	937	2,953	225	498	87	12,197
Policy benefits	—	—	—	—	—	427	—	427
Policy acquisition costs	1,549	747	77	1,586	142	386	—	4,487
Administrative expenses	840	275	(1)	801	40	226	192	2,373
Underwriting income (loss)	1,160	307	156	742	136	(16)	(279)	2,206
Net investment income (loss)	1,371	155	15	445	199	207	(271)	2,121
Other (income) expense	(6)	6	—	(16)	(3)	(14)	(59)	(92)
Amortization expense (benefit) of purchased intangibles	—	16	22	36	—	2	(60)	16
Segment income (loss)	2,537	440	149	1,167	338	203	(431)	4,403
Net realized gains (losses) including OTTI							(510)	(510)
Interest expense							451	451
Chubb integration expenses							361	361
Income tax expense							556	556
Net income (loss)							$(2,309)	$2,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Nine Months Ended
September 30, 2015
(in millions of U.S. dollars)
Net premiums written	$4,158	$958	$1,204	$5,047	$719	$1,483	$—	$13,569
Net premiums earned	4,209	687	1,124	4,896	649	1,441	—	13,006
Losses and loss expenses	2,744	446	913	2,304	191	442	142	7,182
Policy benefits	—	—	—	—	—	384	—	384
Policy acquisition costs	403	43	61	1,190	166	342	—	2,205
Administrative expenses	459	89	3	756	37	221	135	1,700
Underwriting income (loss)	603	109	147	646	255	52	(277)	1,535
Net investment income	780	19	17	409	230	198	9	1,662
Other (income) expense	(5)	1	1	(12)	(5)	32	(73)	(61)
Amortization of purchased intangibles	—	63	22	50	—	1	—	136
Segment income (loss)	1,388	64	141	1,017	490	217	(195)	3,122
Net realized gains (losses) including OTTI							(360)	(360)
Interest expense							207	207
Chubb integration expenses							9	9
Income tax expense							395	395
Net income (loss)							$(1,166)	$2,151

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than goodwill and other intangible assets, Chubb does not allocate assets to its segments.

13. Earnings per share

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars, except share and per share data)	2016	2015	2016	2015
Numerator:
Net income	$1,360	$528	$2,525	$2,151
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	468,021,093	324,210,936	460,631,794	325,904,502
Denominator for diluted earnings per share:
Share-based compensation plans	3,375,269	2,962,484	3,439,017	3,269,724
Weighted-average shares outstanding and assumed conversions	471,396,362	327,173,420	464,070,811	329,174,226
Basic earnings per share	$2.90	$1.63	$5.48	$6.60
Diluted earnings per share	$2.88	$1.62	$5.44	$6.53
Potential anti-dilutive share conversions	1,306,710	1,907,815	1,635,337	1,503,830

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

The following tables present condensed consolidating financial information at September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The transactions noted above are reflected in the tables below. The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at September 30, 2016

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$25	$812	$100,199	$—	$101,036
Cash (1)	6	2	2,158	(1,296)	870
Insurance and reinsurance balances receivable	—	—	11,392	(2,899)	8,493
Reinsurance recoverable on losses and loss expenses	—	—	23,642	(10,194)	13,448
Reinsurance recoverable on policy benefits	—	—	1,167	(972)	195
Value of business acquired	—	—	368	—	368
Goodwill and other intangible assets	—	—	22,472	—	22,472
Investments in subsidiaries	38,403	50,316	—	(88,719)	—
Due from subsidiaries and affiliates, net	11,186	—	—	(11,186)	—
Other assets	5	366	18,856	(4,299)	14,928
Total assets	$49,625	$51,496	$180,254	$(119,565)	$161,810
Liabilities
Unpaid losses and loss expenses	$—	$—	$70,882	$(9,535)	$61,347
Unearned premiums	—	—	18,773	(3,719)	15,054
Future policy benefits	—	—	5,982	(972)	5,010
Due to subsidiaries and affiliates, net	—	10,996	190	(11,186)	—
Affiliated notional cash pooling programs (1)	927	369	—	(1,296)	—
Repurchase agreements	—	—	1,406	—	1,406
Short-term debt	—	500	—	—	500
Long-term debt	—	12,610	11	—	12,621
Trust preferred securities	—	308	—	—	308
Other liabilities	326	1,588	19,416	(4,138)	17,192
Total liabilities	1,253	26,371	116,660	(30,846)	113,438
Total shareholders’ equity	48,372	25,125	63,594	(88,719)	48,372
Total liabilities and shareholders’ equity	$49,625	$51,496	$180,254	$(119,565)	$161,810

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,573	$—	$7,573
Net premiums earned	—	—	7,688	—	7,688
Net investment income	1	2	736	—	739
Equity in earnings of subsidiaries	1,292	748	—	(2,040)	—
Net realized gains (losses) including OTTI	—	(2)	102	—	100
Losses and loss expenses	—	—	4,269	—	4,269
Policy benefits	—	—	155	—	155
Policy acquisition costs and administrative expenses	15	12	2,259	—	2,286
Interest (income) expense	(93)	233	12	—	152
Other (income) expense	(7)	6	(90)	—	(91)
Amortization of purchased intangibles	—	—	4	—	4
Chubb integration expenses	12	16	87	—	115
Income tax expense (benefit)	6	(136)	407	—	277
Net income	$1,360	$617	$1,423	$(2,040)	$1,360
Comprehensive income	$1,376	$627	$1,439	$(2,066)	$1,376

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$4,709	$—	$4,709
Net premiums earned	—	—	4,719	—	4,719
Net investment income	1	1	547	—	549
Equity in earnings of subsidiaries	488	255	—	(743)	—
Net realized gains (losses) including OTTI	—	(4)	(393)	—	(397)
Losses and loss expenses	—	—	2,643	—	2,643
Policy benefits	—	—	89	—	89
Policy acquisition costs and administrative expenses	15	7	1,317	—	1,339
Interest (income) expense	(8)	68	8	—	68
Other (income) expense	(51)	(5)	68	—	12
Amortization of purchased intangibles	—	—	51	—	51
Chubb integration expenses	1	8	—	—	9
Income tax expense (benefit)	4	(31)	159	—	132
Net income	$528	$205	$538	$(743)	$528
Comprehensive income (loss)	$(271)	$(265)	$(262)	$527	$(271)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$21,207	$—	$21,207
Net premiums earned	—	—	21,690	—	21,690
Net investment income	3	9	2,109	—	2,121
Equity in earnings of subsidiaries	2,331	1,803	—	(4,134)	—
Net realized gains (losses) including OTTI	(1)	(3)	(506)	—	(510)
Losses and loss expenses	—	—	12,197	—	12,197
Policy benefits	—	—	427	—	427
Policy acquisition costs and administrative expenses	48	144	6,668	—	6,860
Interest (income) expense	(266)	681	36	—	451
Other (income) expense	(20)	26	(98)	—	(92)
Amortization of purchased intangibles	—	—	16	—	16
Chubb integration expenses	29	56	276	—	361
Income tax expense (benefit)	17	(323)	862	—	556
Net income	$2,525	$1,225	$2,909	$(4,134)	$2,525
Comprehensive income	$4,457	$2,687	$4,841	$(7,528)	$4,457

Condensed Consolidating Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$13,569	$—	$13,569
Net premiums earned	—	—	13,006	—	13,006
Net investment income	2	2	1,658	—	1,662
Equity in earnings of subsidiaries	2,037	755	—	(2,792)	—
Net realized gains (losses) including OTTI	—	(6)	(354)	—	(360)
Losses and loss expenses	—	—	7,182	—	7,182
Policy benefits	—	—	384	—	384
Policy acquisition costs and administrative expenses	47	20	3,838	—	3,905
Interest (income) expense	(23)	206	24	—	207
Other (income) expense	(149)	(12)	100	—	(61)
Amortization of purchased intangibles	—	—	136	—	136
Chubb integration expenses	1	8	—	—	9
Income tax expense (benefit)	12	(84)	467	—	395
Net income	$2,151	$613	$2,179	$(2,792)	$2,151
Comprehensive income (loss)	$768	$(332)	$795	$(463)	$768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,399	$3,892	$3,918	$(7,372)	$3,837
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(154)	(23,683)	—	(23,837)
Purchases of fixed maturities held to maturity	—	—	(189)	—	(189)
Purchases of equity securities	—	—	(100)	—	(100)
Sales of fixed maturities available for sale	—	66	13,797	—	13,863
Sales of equity securities	—	—	963	—	963
Maturities and redemptions of fixed maturities available for sale	—	59	6,877	—	6,936
Maturities and redemptions of fixed maturities held to maturity	—	—	627	—	627
Net change in short-term investments	—	7,627	4,239	—	11,866
Net derivative instruments settlements	—	(10)	(171)	—	(181)
Acquisition of subsidiaries (net of cash acquired of $71)	—	(14,282)	34	—	(14,248)
Capital contribution	(2,330)	(20)	(2,330)	4,680	—
Other	—	(3)	29	—	26
Net cash flows (used for) from investing activities	(2,330)	(6,717)	93	4,680	(4,274)
Cash flows from financing activities
Dividends paid on Common Shares	(851)	—	—	—	(851)
Proceeds from issuance of repurchase agreements	—	—	1,457	—	1,457
Repayment of repurchase agreements	—	—	(1,455)	—	(1,455)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	117	—	117
Dividend to parent company	—	—	(7,372)	7,372	—
Advances (to) from affiliates	(258)	219	39	—	—
Capital contribution	—	2,330	2,350	(4,680)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	45	280	—	(325)	—
Policyholder contract deposits	—	—	473	—	473
Policyholder contract withdrawals	—	—	(247)	—	(247)
Other	—	(4)	—	—	(4)
Net cash flows (used for) from financing activities	(1,064)	2,825	(4,638)	2,367	(510)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	42	—	42
Net increase (decrease) in cash	5	—	(585)	(325)	(905)
Cash – beginning of period(1)	1	2	2,743	(971)	1,775
Cash – end of period(1)	$6	$2	$2,158	$(1,296)	$870

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At September 30, 2016 and December 31, 2015, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$350	$(46)	$2,671	$(276)	$2,699
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(13,052)	(8)	(13,060)
Purchases of fixed maturities held to maturity	—	—	(39)	—	(39)
Purchases of equity securities	—	—	(122)	—	(122)
Sales of fixed maturities available for sale	—	—	5,233	—	5,233
Sales of equity securities	—	—	150	—	150
Maturities and redemptions of fixed maturities available for sale	—	—	5,257	—	5,257
Maturities and redemptions of fixed maturities held to maturity	—	—	552	—	552
Net change in short-term investments	—	215	206	—	421
Net derivative instruments settlements	—	(10)	72	—	62
Acquisition of subsidiaries (net of cash acquired of $620)	—	—	259	—	259
Capital contribution	—	(625)	—	625	—
Other	—	(25)	(121)	8	(138)
Net cash flows from (used for) investing activities	—	(445)	(1,605)	625	(1,425)
Cash flows from financing activities
Dividends paid on Common Shares	(644)	—	—	—	(644)
Common Shares repurchased	—	—	(758)	—	(758)
Proceeds from issuance of long-term debt	—	800	—	—	800
Proceeds from issuance of repurchase agreements	—	—	1,478	—	1,478
Repayment of long-term debt	—	(450)	(1)	—	(451)
Repayment of repurchase agreements	—	—	(1,477)	—	(1,477)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	89	—	89
Dividend to parent company	—	—	(276)	276	—
Advances (to) from affiliates	(416)	272	144	—	—
Capital contribution	—	—	625	(625)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	727	(121)	—	(606)	—
Policyholder contract deposits	—	—	351	—	351
Policyholder contract withdrawals	—	—	(159)	—	(159)
Other	—	(6)	—	—	(6)
Net cash flows used for financing activities	(333)	495	16	(955)	(777)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(114)	—	(114)
Net increase in cash	17	4	968	(606)	383
Cash – beginning of period(1)	—	1	1,209	(555)	655
Cash – end of period(1)	$17	$5	$2,177	$(1,161)	$1,038

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the nine months ended September 30, 2016.

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

•	the potential impact of the United Kingdom’s vote to withdraw from the European Union, including political, regulatory, social, and economic uncertainty and market and exchange rate volatility;

•	judicial decisions and rulings, new theories of liability, legal tactics, and settlement terms;

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At September 30, 2016, we had total assets of $162 billion and shareholders’ equity of $48 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

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

The segments are as follows:

•
The North America Commercial P&C Insurance segment includes the business written by Chubb divisions that provide property and casualty (P&C) insurance and services to large, middle market and small commercial businesses in the U.S., Bermuda, and Canada. These divisions write a variety of coverages, including traditional commercial property, marine, general casualty, workers’ compensation, package policies, and risk management; specialty categories such as professional lines, marine and construction risk, environmental and cyber risk, excess casualty, as well as group accident and health (A&H) insurance.  The divisions included in this segment are North America Major Accounts, Commercial Insurance, Westchester, and North America Small Commercial.

•
The North America Personal P&C Insurance segment includes the business written by Chubb’s North America Personal Risk Services division, which provides affluent and high net worth individuals and families with homeowners, automobile, valuables, umbrella, and recreational marine insurance and services.

•
The North America Agricultural Insurance segment continues to include the business written by Rain and Hail Insurance Service, Inc. which provides comprehensive multiple peril crop and crop-hail insurance, and Chubb Agribusiness, which offers farm and ranch property as well as specialty P&C coverages, including commercial agriculture products.

•
The Overseas General Insurance segment includes the business written by two Chubb divisions that provide P&C insurance and services in the 51 countries outside of North America where the company operates.  Chubb International provides commercial P&C traditional and specialty lines serving large corporations, middle market, and small customers. In addition, Chubb International provides A&H and traditional and specialty personal lines through retail brokers, agents and other channels locally around the world. Chubb Global Markets provides commercial P&C excess and surplus lines and A&H through wholesale brokers in the London market and through Lloyd’s.  These divisions write a variety of coverages, including traditional commercial property and casualty, specialty categories such as financial lines, marine, energy, aviation, political risk and construction risk, as well as group A&H and traditional and specialty personal lines.

•
The Global Reinsurance segment primarily includes the reinsurance business written by Chubb Tempest Re as well as the legacy Chubb U.K. Assumed Reinsurance business, which is active, and the legacy Chubb run-off Reinsurance business.

•
The Life Insurance segment includes the business written by Chubb Life, Chubb Tempest Life Re, and Combined Insurance’s North America operations. The legacy Chubb life insurance business in Latin America is also included in this segment.

Corporate includes all run-off asbestos and environmental (A&E) exposures, the results of its run-off Brandywine business, the results of its Westchester Specialty operations for 1996 and prior years, and certain other run-off exposures. Chubb’s exposure to A&E claims principally arises out of liabilities acquired when it purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb business in 2016. These A&E liabilities principally relate to claims arising from bodily-injury claims related to asbestos products and remediation costs associated with hazardous waste sites.  Corporate also includes the results of Chubb’s non-insurance companies, including Chubb Limited, Chubb Group Management and Holdings Ltd., and Chubb INA Holdings Inc. (Chubb INA).  Corporate results consist primarily of investment income, including the amortization of the fair value adjustment of acquired invested assets related to the Chubb Corp acquisition, the non-operating income of our partially-owned entities, interest expense, corporate staff expenses, Chubb integration expenses and other merger-related expenses (both included in Chubb integration expenses in the consolidated statements of operations) and other expenses not attributable to specific reportable segments. Chubb integration expenses are one-time costs that are directly attributable to the achievement of the annualized savings, including employee severance, third-party consulting fees, and systems integration expenses. Other merger-related expenses are one-time costs directly attributable to the merger, including rebranding, employee retention costs and other professional and legal fees related to the Chubb Corp acquisition. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Segment income includes underwriting income, investment income, other operating income and expense items such as each segment's share of the operating income (loss) related to partially-owned entities and miscellaneous income and expense items for which the segments are held accountable. Beginning with the third quarter of 2016, segment income also included amortization of purchased intangibles related to business combination intangible assets acquired by the segment and other purchase accounting related intangible assets, including agency relationships, renewal rights, and client lists. These costs were previously included in Corporate. The amortization of intangible assets purchased as part of the Chubb Corp acquisition is considered a Corporate cost as these are incurred by the overall company. We determined that this definition of segment income is appropriate and aligns with how the business is managed. As we progress through the integration and refine our processes, we may continue to further refine our segments and segment income measures.

Combined legacy ACE and legacy Chubb results ("As If")

We present financial measures on an "As If" basis on both the current and prior year periods throughout the Management's Discussion and Analysis section exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition in order to present the underlying profitability of our insurance business for the entire relevant periods. We believe these measures provide visibility into our results, allow for comparability to our historical results and are consistent with how management evaluates results.  We define our results presented on an "As If" basis as follows:

2016 "As If" results: The combined company results do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition. The combined company results for the nine months ended September 30, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition closed January 14, 2016).

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

A reconciliation of "As If" results as defined above is provided under the Non-GAAP Reconciliation section starting on page 81.

Financial Highlights for the Three Months Ended September 30, 2016

•	Net income was $1,360 million compared with $528 million in the prior year period.

•
Total company and P&C net premiums written of $7.6 billion and $7.0 billion, respectively, up 60.8 percent and 67.0 percent, respectively, reflecting the acquisition of Chubb Corp. P&C net premiums written decreased 4.5 percent, or 3.4 percent in constant dollars, when compared with the prior year period as if legacy ACE and legacy Chubb were one company in 2015 ("As If" basis).

•
Since the acquisition of Chubb Corp, we have entered into new reinsurance agreements with third-party reinsurers for certain legacy Chubb Corp business. The purchase of additional merger-related reinsurance adversely impacted total company net premiums written growth by $260 million, of which $200 million relates to personal lines and $60 million relates primarily to commercial P&C lines. The $200 million personal lines reinsurance premium included $128 million from a one-time unearned premium reserve (UPR) transfer which impacted net premiums written in the current quarter only. Excluding the one-time UPR transfer, the annual impact to personal lines of this new treaty is expected to be approximately $280 million.

•
Total company net premiums earned increased 62.9 percent, or 64.6 percent in constant dollars, reflecting the acquisition of Chubb Corp. On an "As If" basis, total company net premiums earned decreased 2.7 percent, or 1.6 percent in constant dollars.

•
P&C combined ratio was 86.0 percent compared with 85.9 percent in the prior year period. On an “As If” basis, P&C combined ratio was 85.5 percent compared with 85.0 percent in the prior year period. On an "As If" basis, current accident year P&C combined ratio excluding catastrophe losses was 88.4 percent compared with 88.9 percent in the prior year period.

•
The P&C expense ratio was 29.0 percent, compared with 27.1 percent in the prior year period. On an "As If" basis, the P&C expense ratio was 28.5 percent, compared with 29.1 percent in the prior year period.

•
Total pre-tax and after-tax catastrophe losses were $144 million (2.0 percentage points of the combined ratio) and $107 million, respectively, compared with $72 million (1.7 percentage points of the combined ratio) and $59 million, respectively, in the prior year period. On an "As If" basis, total pre-tax and after-tax catastrophe losses for the prior year period were $101 million (1.4 percentage points of the combined ratio) and $78 million, respectively.

•
Total pre-tax and after-tax favorable prior period development was $349 million (4.9 percentage points of the combined ratio) and $252 million, respectively, compared with $210 million pre-tax (5.0 percentage points of the combined ratio) and $180 million after-tax in the prior year period. Favorable prior period reserve development in the quarter is net of a pre-tax environmental liability run-off charge in the company’s Brandywine operation of $52 million. On an "As If" basis, total pre-tax and after-tax favorable prior period development for the prior year period was $389 million (5.3 percentage points of the combined ratio) and $297 million, respectively.

•
Net investment income was $739 million which is net of $91 million related to the amortization of the fair value adjustment on acquired invested assets of Chubb Corp. Excluding this amortization, net investment income was $830 million, compared with $549 million last year.

Outlook

Chubb produced net income of $1.4 billion for the three months ended September 30, 2016, reflecting our strong underwriting results. Previously contemplated merger-related underwriting actions taken on select portfolios of business, particularly a greater use of reinsurance, reduced net premium growth in the quarter while improving our risk-reward profile. We expect that the impact from these actions will continue through 2016 and 2017, but at a reduced level. In addition, a competitive insurance market and relatively weak global economic conditions impacted premium revenue in the quarter as we maintained our underwriting discipline. We believe growth will improve as the impact from the underwriting actions dissipates and market conditions improve. In particular, we are building on the potential of our middle market businesses, both domestic and international, with both traditional core package and specialty products. We also believe that we have greater growth potential in our A&H and personal lines businesses. For the large account and upper middle markets, we are combining product and expertise to bring total solutions to clients.
Our integration plans and activities are in good shape. We are ahead of schedule in realized and annualized savings, as indicated in the table below, and we have now increased the total annualized run-rate savings we expect to achieve by the end of 2018 to $800 million, up from our first quarter 2016 estimate of $750 million.
The following table presents expected annualized and realized integration-related savings and integration and merger-related expenses by year:

		Actual	Expected
(in millions of U.S. dollars)	2015	YTD-Q3 2016	2016	2017	2018	Total
Chubb integration-related savings (1)
Annualized savings			$515	$740	$800	$800
Realized savings		$202	$310	$580	$760	$800

Chubb integration and merger-related expenses (2)
One-time integration expenses related to savings	$22	$227	$315	$121	$39	$497
Other one-time merger-related expenses	11	134	210	80	11	312
Total expected integration and merger-related expenses	$33	$361	$525	$201	$50	$809
1) Realized savings are the portion that is recorded in the financial statements in the current period. Annualized savings are the annualized run rate of the realized savings that will impact future years.
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

The anticipated integration-related savings and integration and merger-related expenses may not be realized fully, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. Refer to the Risk Factors under Part II, Item 1A on page 107 for additional information.

Consolidated Operating Results – Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written (1)	$7,573	$4,709	60.8%	$21,207	$13,569	56.3%
Net premiums earned (1)	7,688	4,719	62.9%	21,690	13,006	66.8%
Net investment income	739	549	34.7%	2,121	1,662	27.8%
Net realized gains (losses)	100	(397)	NM	(510)	(360)	41.7%
Total revenues	8,527	4,871	75.1%	23,301	14,308	62.9%
Losses and loss expenses	4,269	2,643	61.5%	12,197	7,182	69.8%
Policy benefits	155	89	74.2%	427	384	11.2%
Policy acquisition costs	1,514	771	96.4%	4,487	2,205	103.5%
Administrative expenses	772	568	35.9%	2,373	1,700	39.6%
Interest expense	152	68	123.5%	451	207	117.9%
Other (income) expense	(91)	12	NM	(92)	(61)	50.8%
Amortization of purchased intangibles	4	51	(92.2)%	16	136	(88.2)%
Chubb integration expenses	115	9	NM	361	9	NM
Total expenses	6,890	4,211	63.6%	20,220	11,762	71.9%
Income before income tax	1,637	660	148.0%	3,081	2,546	21.0%
Income tax expense	277	132	109.8%	556	395	40.8%
Net income	$1,360	$528	157.2%	$2,525	$2,151	17.4%
NM – not meaningful

(1)
On a constant-dollar basis for the three and nine months ended September 30, 2016, net premiums written increased $2,914 million and $7,982 million, respectively, and net premiums earned increased $3,015 million and $8,992 million, respectively. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $2,864 million and $7,638 million for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition, which added about $2.8 billion and $8.1 billion, respectively, of growth to premiums. This increase in premiums was partially offset by the adverse impact of foreign exchange of $50 million and $344 million, respectively. On a constant-dollar basis, as if legacy ACE and legacy Chubb were one company in 2015 and since the beginning of 2016 ("As If" basis), net premiums written decreased $226 million and $625 million for the three and nine months ended September 30, 2016, respectively.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $1,677 million and $4,499 million for the three and nine months ended September 30, 2016, respectively. On an "As If" basis, net premiums written declined $76 million and $191 million for the three and nine months ended September 30, 2016, respectively, principally due to merger-related underwriting actions ($75 million and $158 million, respectively), including the purchase of additional reinsurance. Excluding these actions, net premiums written were flat for the quarter and down slightly for the nine months ended September 30, 2016.

•
Net premiums written in our North America Personal P&C Insurance segment increased $733 million and $2,155 million for the three and nine months ended September 30, 2016, respectively. On an "As If" basis, net premiums written decreased $199 million and $456 million for the three and nine months ended September 30, 2016, respectively, primarily driven by the purchase of additional reinsurance in the third quarter of 2016 ($200 million) primarily for our homeowners business written in the northeast United States. In addition, we experienced a decline in our Fireman’s Fund high net worth personal lines business for the three and nine months ended September 30, 2016 of $32 million and $296 million, respectively. The decline for the three month period was primarily due to the conversion to Chubb legal entities. The decline for the nine month period was driven by $252 million of a non-recurring unearned premium reserves (UPR) transfer in the prior year as well as the conversion to Chubb legal entities in the current year. Excluding these items, net premiums written were up 3.1 percent and 1.4 percent, respectively, for the three and nine months ended September 30, 2016.

•
Net premiums written in our Overseas General Insurance segment increased $356 million and $965 million for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2016, net premiums written decreased $34 million, on an "As If" constant-dollar basis, primarily driven by merger-related underwriting actions ($47 million), including the purchase of additional reinsurance. Excluding these actions, net premiums written were relatively flat as growth in personal lines in Asia and Europe was offset by declines in commercial property and casualty lines (P&C) in Latin America, reflecting economic conditions. For the nine months ended September 30, 2016, net premiums written increased $14 million on a constant dollar "As If" basis, primarily driven by growth in personal and A&H lines.

•
Net premiums written in our North America Agricultural Insurance segment increased $112 million and $84 million for the three and nine months ended September 30, 2016, respectively, due to higher premium retention as a result of the premium-sharing formulas with the U.S. government and lower cessions under existing third-party proportional reinsurance programs. Growth for the nine months ended September 30, 2016 was partially offset by lower premium retention as a result of the government's crop insurance profit and loss calculation formulas related to the 2015 crop year in the first quarter.

•
Net premiums written in our Life Insurance segment increased $40 million and $92 million for the three and nine months ended September 30, 2016, respectively, and increased $17 million and $21 million, respectively, on an "As If" basis.  Growth in our international life operations and in our Combined Insurance Supplemental A&H program business was partially offset by the adverse effect of foreign exchange. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.

•
Net premiums written in our Global Reinsurance segment decreased $54 million and $157 million for the three and nine months ended September 30, 2016, respectively, and declined $54 million and $164 million, respectively, on an "As If" basis, as we maintained underwriting discipline in an environment of declining rates and increasing competition. In addition, the decline in premiums reflects increased cessions of $6 million and $17 million for the three and nine months ended September 30, 2016, respectively, due to the purchase of additional property catastrophe retrocession contracts in 2016.

The following tables present a breakdown of consolidated net premiums written by line of business for the periods indicated:

					Three Months Ended
					September 30
(in millions of U.S. dollars, except for percentages)	2016	2015	% Change Q-16 vs. Q-15	As If 2015	C$ (1) As If Q-15	% Change C$ (1) Q-16 vs. As If Q-15
Commercial multiple peril (2)	$228	$—	NM	$247	$247	(7.7)%
Commercial casualty	955	595	60.5%	932	930	2.7%
Workers' compensation	471	178	164.6%	493	493	(4.5)%
Professional liability	958	398	140.7%	1,015	1,005	(4.7)%
Surety	158	86	83.7%	161	156	1.3%
Property and other short-tail lines	905	635	42.5%	983	961	(5.8)%
International other casualty	239	177	35.0%	235	226	5.8%
Total Commercial P&C	3,914	2,069	89.2%	4,066	4,018	(2.6)%

Agriculture	849	737	15.2%	737	737	15.2%

Personal automobile	358	223	60.5%	358	348	2.9%
Personal homeowners	680	180	277.8%	874	874	(22.2)%
Personal other	383	188	103.7%	404	388	(1.3)%
Total Personal lines	1,421	591	140.4%	1,636	1,610	(11.7)%
Total Property and Casualty lines	6,184	3,397	82.0%	6,439	6,365	(2.8)%
Other Lines
Global A&H (3)	990	889	11.4%	1,005	994	(0.4)%
Reinsurance	131	185	(29.4)%	185	182	(28.5)%
Life	268	238	12.6%	261	258	3.9%
Total consolidated	$7,573	$4,709	60.8%	$7,890	$7,799	(2.9)%

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	Commercial multiple peril represents retail package business (property and general liability).

(3)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in the Global A&H line item above.

Total commercial P&C increased $1,845 million (89.2 percent) for the three months ended September 30, 2016, compared to the prior year period, primarily reflecting the Chubb Corp acquisition.  On a constant-dollar “As If” basis, total commercial P&C premiums declined $104 million (2.6 percent), primarily driven by merger-related underwriting actions ($104 million), including the purchase of additional reinsurance for the three months ended September 30, 2016.

Total personal lines increased $830 million (140.4 percent) for the three months ended September 30, 2016, compared to the prior year period, primarily reflecting the Chubb Corp acquisition.  On a constant-dollar “As If” basis, total personal lines growth declined $189 million (11.7 percent), primarily driven by the purchase of additional reinsurance and other merger-related underwriting actions in the third quarter of 2016 ($204 million), primarily for our homeowners business written in the northeast United States.

Global A&H lines increased $101 million (11.4 percent) for the three months ended September 30, 2016 compared to the prior year period, primarily reflecting the Chubb Corp acquisition. On a constant-dollar "As If" basis, Global A&H lines decreased $4 million (0.4 percent) primarily reflecting merger-related underwriting actions ($14 million).

Reinsurance lines decreased $54 million (29.4 percent) for the three months ended September 30, 2016, or $51 million (28.5 percent) on a constant dollar "As If" basis, as we maintained underwriting discipline in an environment of declining rates, and due to increased cessions reflecting the purchase of additional property catastrophe retrocession contracts in 2016 ($6 million).

Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire.  Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $2,969 million and $8,684 million for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition which added about $3.0 billion and $8.9 billion, respectively, of growth to premiums partially offset by the adverse impact of foreign currency of $46 million and $308 million, respectively. On a constant-dollar basis, net premiums earned increased $3,015 million and $8,992 million, for the three and nine months ended September 30, 2016, respectively.

On an "As If" constant-dollar basis, net premiums earned decreased $123 million for the three months ended September 30, 2016, primarily in our North America Personal P&C Insurance, North America Commercial P&C Insurance, and Global Reinsurance segments due to the same factors driving the decrease in net premiums written as described above. Net premiums earned in our North America Agricultural Insurance segment increased due to the same factors driving the increase in net premiums written, as described above.

On an "As If" constant-dollar basis, net premiums earned increased $102 million, for the nine months ended September 30, 2016, reflecting the earning in of prior year premium growth.

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

The following table presents the components of the P&C combined ratio. A reconciliation of the P&C combined ratio to the GAAP combined ratio is provided under the Non-GAAP Reconciliation section starting on page 81.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	57.0%	58.8%	58.0%	58.3%
Policy acquisition cost ratio	19.3%	15.4%	20.3%	16.1%
Administrative expense ratio	9.7%	11.7%	10.7%	12.8%
P&C combined ratio	86.0%	85.9%	89.0%	87.2%
The following table presents the pre-tax catastrophe losses, excluding reinstatement premiums, and pre-tax favorable prior period development:

	Three Months Ended September 30			Nine Months Ended September 30
			As If			As If
(in millions of U.S dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$144	$72	$101	$798	$247	$798	$690
Favorable prior period development, pre-tax	$349	$210	$389	$897	$446	$897	$917

Catastrophe losses for the nine months ended September 30, 2016, were primarily related to severe weather-related events in the U.S. and Europe, a wildfire in Canada, and an earthquake in Ecuador. Catastrophe losses in the prior year periods were primarily related to severe weather-related events in the U.S. and Asia, a chemical plant explosion in Tianjin, China, a hailstorm in Australia, and flooding and an earthquake in Chile.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our consolidated loss and loss expense ratio. The loss ratio numerator includes losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes Net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net earned premiums when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	57.0%	58.8%	58.0%	58.3%
Catastrophe losses and related reinstatement premiums	(2.0)%	(1.7)%	(3.9)%	(2.1)%
Prior period development	5.0%	5.1%	4.6%	3.9%
Loss and loss expense ratio, adjusted	60.0%	62.2%	58.7%	60.1%

The adjusted loss and loss expense ratio decreased 2.2 percentage points and 1.4 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the net favorable impact of the Chubb Corp acquisition which experienced a relatively lower loss ratio in our North America P&C businesses but experienced a higher loss ratio in our international business. The current periods also included claims handling expense savings realized in connection with the integration of Chubb Corp of $17 million and $35 million for the three and nine months ended September 30, 2016, respectively.

On an "As-If" basis, the adjusted loss and loss expense ratio increased 0.2 percentage points for both the three and nine months ended September 30, 2016, primarily due to a shift in the mix of business to products which experienced a higher loss ratio, partially offset by integration related claims handling expense savings as noted above. The increase for the nine months ended September 30, 2016 was also impacted by lower short-tail losses in the prior year.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio increased 3.9 percentage points and 4.2 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the normal impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition and the prior year acquisition of Fireman's Fund. The Chubb Corp purchase accounting includes a fair value adjustment related to the unearned premiums at the date of the purchase. This adjustment is then amortized into policy acquisition costs over the remaining coverage period. Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of these purchase accounting adjustments was an increase to policy acquisition costs of $39 million (0.5 percentage points) and $169 million (0.8 percentage points) for the three and nine months ended September 30, 2016, respectively. The prior year Fireman's Fund purchase accounting included the favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs of $33 million (0.8 percentage points) and $81 million (0.7 percentage points) reduction to the prior year, respectively. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $73 million (1.0 percentage points) and $217 million (1.1 percentage points) increase to policy acquisition costs, with an offsetting decrease to administrative expenses for the three and nine months ended September 30, 2016, respectively.

On an "As If" basis, the policy acquisition cost ratio increased 0.1 percentage points and 0.3 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the impact of the Fireman’s Fund acquisition in 2015 which favorably impacted both of the prior year ratios by 0.4 percentage points.

Our administrative expense ratio decreased 2.0 percentage points and 2.1 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the $73 million (1.0 percentage points) and $217 million (1.1 percentage points) reclassification of underwriting costs that are directly attributable to the successful acquisition of business, as discussed above, and cost savings realized as a result of the Chubb Corp acquisition of $70 million (1.0 percentage point) and $144 million (0.7 percentage points), respectively.

On an "As If" basis, our administrative expense ratio decreased 0.7 percentage points and 0.5 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to cost savings realized as a result of the Chubb Corp acquisition as discussed above, partially offset by increased spending to support growth initiatives.

Policy benefits include gains and losses for changes in liabilities associated with our separate account assets that do not qualify for separate account reporting under GAAP.  Certain of our long duration contracts are supported by assets that do not qualify for separate account reporting under GAAP.  These assets are classified as trading securities and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the consolidated balance sheets. Changes in fair value of separate account assets that do not qualify for separate account reporting under GAAP are reported in Other income (expense) and the offsetting movements in the liabilities are included in the Policy benefits in the consolidated statements of operations.

For the three months ended September 30, 2016, Policy benefits were $155 million, which included $22 million of separate account liabilities losses, compared to $89 million in the prior year, which included gains of $49 million related to separate account liabilities.  The offsetting movements of these liabilities are recorded in Other income (expense) on the consolidated statement of operations.  Excluding the separate account gains and losses, Policy benefits were $133 million and $138 million for the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, Policy benefits were $427 million, which included $22 million of separate account liabilities losses, compared to $384 million in the prior year, which included a gain of $32 million related to separate account liabilities.  Excluding the separate account gains and losses, Policy benefits were $405 million and $416 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents consolidated integration related savings realized by segment and income statement line item for the three and nine months ended September 30, 2016:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Corporate	Consolidated
For the Three Months Ended
September 30, 2016
(in millions of U.S. dollars)
Losses and loss expenses	$10	$4	$3	$—	$17
Policy acquisition costs	7	3	4	—	14
Administrative expenses	27	10	23	10	70
Net investment income	—	—	—	1	1
Total	$44	$17	$30	$11	$102
For the Nine Months Ended
September 30, 2016
Losses and loss expenses	$19	$10	$6	$—	$35
Policy acquisition costs	11	3	6	—	20
Administrative expenses	59	25	40	20	144
Net investment income	1	1	—	1	3
Total	$90	$39	$52	$21	$202

Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate.

For the three months ended September 30, 2016 and 2015, our effective income tax rate was 17.0 percent and 20.0 percent, respectively.  The decrease in the effective income tax rate was primarily due to a higher percentage of realized gains being generated in lower taxing jurisdictions in the current year compared to realized losses in lower taxing jurisdictions in the prior year.

For the nine months ended September 30, 2016 and 2015, our effective income tax rate was 18.1 percent and 15.5 percent, respectively. The increase in the effective income tax rate was primarily due to a higher percentage of realized losses being generated in lower taxing jurisdictions and a higher percentage of operating profits being generated in higher taxing jurisdictions, largely driven by earnings generated as a result of the Chubb Corp acquisition.

The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three and nine months ended September 30, 2016, approximately 55 percent and 51 percent of our total pre-tax income was tax effected based on these lower rates compared with 57 percent and 63 percent for the three and nine months ended September 30, 2015. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 20.0 percent, 7.83 percent, and 0.0 percent, respectively. In addition, as part of the Chubb Corp acquisition, we have an intercompany loan that decreased our income tax expense by $22 million and $64 million for the three and nine months ended September 30, 2016, respectively.

Prior Period Development
The following tables summarize (favorable) and adverse prior period development (PPD) by segment. Long-tail lines include lines such as workers' compensation, general liability, and professional liability; while short-tail lines include lines such as most property lines, energy, personal accident, aviation, marine (including associated liability-related exposures), and agriculture. Significant prior period movements by segment, principally driven by reserve reviews completed during each respective period, are discussed in more detail below. The remaining net development for long-tail and short-tail business for each segment comprises numerous favorable and adverse movements across a number of lines and accident years, none of which is significant individually or in the aggregate.

	Three Months Ended September 30			Nine Months Ended September 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2016
North America Commercial P&C Insurance	$(145)	$(42)	$(187)	$(454)	$(79)	$(533)
North America Personal P&C Insurance	20	18	38	16	4	20
North America Agricultural Insurance	—	(11)	(11)	—	(52)	(52)
Overseas General Insurance	(180)	(43)	(223)	(181)	(157)	(338)
Global Reinsurance	(28)	—	(28)	(77)	(1)	(78)
Corporate	62	—	62	84	—	84
Total	$(271)	$(78)	$(349)	$(612)	$(285)	$(897)
2015
North America Commercial P&C Insurance	$(41)	$(18)	$(59)	$(127)	$(58)	$(185)
North America Personal P&C Insurance	10	15	25	10	15	25
North America Agricultural Insurance	—	(5)	(5)	—	(38)	(38)
Overseas General Insurance	(149)	(28)	(177)	(148)	(121)	(269)
Global Reinsurance	(66)	(12)	(78)	(106)	(13)	(119)
Corporate	84	—	84	140	—	140
Total	$(162)	$(48)	$(210)	$(231)	$(215)	$(446)

North America Commercial P&C Insurance
2016
For the three months ended September 30, 2016, net favorable PPD was $187 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•
Net favorable development of $145 million in long-tail business, primarily from favorable development of $127 million in our commercial excess and umbrella portfolios, impacting the 2010 and prior accident years, driven by continued lower than expected reported loss activity and an increase in weighting towards experience-based methods; and

•
Net favorable development of $42 million in short-tail business, primarily from net favorable development of $43 million in our property and inland marine portfolios, primarily impacting the 2014 and 2015 accident years, resulting from lower than expected loss emergence.

For the nine months ended September 30, 2016, net favorable PPD was $533 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $454 million in long-tail business, primarily from:

•
Favorable development of $272 million in our commercial excess and umbrella portfolios, primarily in accident years 2010 and prior, driven by lower than expected reported loss activity and an increase in weighting towards experience-based methods; in general, the severity of claims has been less than expected;

•
Net favorable development of $134 million in our workers’ compensation lines with favorable development of $40 million in the 2015 accident year related to our annual assessment of multi-claimant events including industrial accidents. Favorable development of $91 million driven by accident years 2012 and prior was principally due to lower than expected loss experience and revision to the basis for selecting development patterns used in our loss projection methods;

•
Favorable development of $65 million in our professional Errors & Omission (E&O) portfolios, primarily impacting the 2012 and prior accident years and arising from both lower than expected reported loss activity and re-assessments of remaining claim-specific liabilities for the older accident years;

•
Net favorable development of $23 million in our primary general and package liability lines from favorable development due to lower than expected reported and paid activity, principally in accident years 2007 through 2014; and

•	Net adverse development of $40 million, including $16 million and $10 million in our high deductible general liability excess and automobile lines, respectively.

•
Net favorable development of $79 million in short-tail business, primarily from net favorable development of $56 million in our property and inland marine portfolios, primarily impacting the 2014 and 2015 accident years, resulting from lower than expected loss emergence.

2015
For the three months ended September 30, 2015, net favorable PPD was $59 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

For the nine months ended September 30, 2015, net favorable PPD was $185 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $127 million in long-tail business, primarily from:

•
Favorable development of $58 million, including $32 million in our auto liability excess lines and $26 million in our general liability product lines primarily impacting the 2010 accident year, resulting from lower than expected loss emergence and an increase in weighting applied to experience-based methods;

•
Net favorable development of $22 million in our workers’ compensation lines with favorable development of $52 million in the 2014 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Adverse development of $30 million impacting the 2009 and prior accident years was due to a combination of claim-specific deteriorations and higher than expected loss emergence. There was additional adverse development in the 2014 accident year due to revised account-level estimates, which proved to be higher than our original aggregate expectations; and

•	Net favorable development of $47 million, due to several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

•
Net favorable development of $58 million in short-tail business, including favorable development of $24 million in our surety business due to lower than expected claims emergence primarily in the 2013 accident year.

North America Personal P&C Insurance
2016
For the three months ended September 30, 2016, net adverse PPD was $38 million, including $28 million adverse development in our homeowners and umbrella lines due to higher than expected loss emergence. Average loss severities were higher than expected, and to a lesser degree, reinsurance and other recoveries were lower than expected.

For the nine months ended September 30, 2016, net adverse PPD was $20 million, due primarily to higher than expected loss emergence in our homeowners and umbrella lines as described above.

2015
For both the three and nine months ended September 30, 2015, net adverse PPD was $25 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

North America Agricultural Insurance
2016
For the three months ended September 30, 2016, net favorable PPD was $11 million across a number of accident years, none of which were significant individually or in the aggregate.

For the nine months ended September 30, 2016, net favorable PPD was $52 million. Actual claim development in the first quarter of 2016 for the 2015 crop year for the Multiple Peril Crop Insurance (MPCI) business was favorable due to better than expected crop yield results in certain states at year-end 2015.

2015
For the three months ended September 30, 2015, net favorable PPD was $5 million across a number of accident years, none of which were significant individually or in the aggregate.

For the nine months ended September 30, 2015, net favorable PPD was $38 million. Actual claim development in the first quarter of 2015 for the 2014 crop year for the MPCI business was favorable due to better than expected crop yield results in certain states at year-end 2014.

Overseas General Insurance
2016
For the three months ended September 30, 2016, net favorable PPD was $223 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Favorable development of $180 million in long-tail business, primarily from:

•
Favorable development of $155 million, primarily in casualty and financial lines, with favorable development of $252 million in accident years 2012 and prior, resulting from lower than expected loss emergence, and adverse development of $97 million in accident years 2013 to 2015, primarily due to large loss experience in our Directors and Officers (D&O) portfolio in Asia and financial lines in Europe; and

•
Favorable development of $25 million on an individual legacy liability case reserve take-down. This release follows a legal analysis completed in the third quarter of 2016, based on court opinion in the quarter and discussions with defense counsel, which concluded that these reserves were no longer required.

•
Favorable development of $43 million in short-tail business, primarily from favorable development of $28 million in aviation lines, impacting accident years 2012 and prior due to lower than expected loss emergence and case-specific reserve reductions.

For the nine months ended September 30, 2016, net favorable PPD was $338 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $181 million in long-tail business due primarily to the same factors experienced for the three months ended September 30, 2016.

•	Net favorable development of $157 million in short-tail business primarily from:

•	Favorable development of $66 million in property (including technical lines), primarily from favorable Continental Europe loss emergence in accident years 2012 through 2014;

•
Favorable development of $35 million in energy lines, primarily from a claims review of catastrophe impacts on underwriting years 2004 through 2008, as well as favorable loss emergence in accident years 2010 through 2014, primarily in offshore where experience on multi-year construction accounts has been better than expected;

•	Favorable development of $28 million in aviation lines, due to the same factors experienced for the three months ended September 30, 2016 as described above; and

•	Net favorable development of $28 million, due to several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

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

•
Favorable development of $73 million primarily in property and marine lines. Unfavorable large loss experience in accident year 2014 led to a $19 million increase. Favorable development on specific claims, additional credibility assigned to accident years 2013 and prior favorable indications led to a $91 million reduction;

•	Favorable development of $28 million, primarily in aviation lines, due to the same factors experienced for the three months ended September 30, 2015 as described above; and

•
Favorable development of $20 million in consumer business mainly in Latin America and Asia Pacific, resulting from favorable development and additional credibility assigned to accident years 2012 and 2013.

Global Reinsurance
2016
For the three months ended September 30, 2016, net favorable PPD was $28 million, primarily from net favorable development of $24 million in professional liability lines primarily impacting treaty years 2011 and prior due to lower than expected loss emergence.

For the nine months ended September 30, 2016, net favorable PPD was $78 million, which was driven by the following principal changes:

•	Net favorable development of $41 million in casualty lines primarily impacting treaty years 2011 and prior, principally resulting from lower than expected loss emergence; and

•	Net favorable development of $30 million in professional liability lines due to the same factors experienced for the three months ended September 30, 2016, as described above.

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

Corporate
2016
For the three months ended September 30, 2016, adverse development was $62 million, driven principally by development of $52 million in environmental liabilities and $10 million for unallocated loss adjustment expenses, impacting the 1995 and prior accident years. The development in environmental liabilities was due to case specific settlements and both higher than expected remediation expense and defense costs. These higher costs impacted both large modeled accounts as well as smaller accounts.

For the nine months ended September 30, 2016, net adverse PPD was $84 million, driven principally by development of environmental liabilities as described above and $27 million of unallocated loss adjustment expenses paid and incurred on our run-off lines.

2015
For the three months ended September 30, 2015, adverse development was $84 million, driven principally by development in Brandywine, including $76 million for environmental liabilities and $7 million for unallocated loss adjustment expenses, impacting the 1995 and prior accident years. Development in environmental liabilities was due to case specific settlements and both higher than expected remediation expense and defense costs. These higher costs impacted both large modeled accounts as well as small accounts.

For the nine months ended September 30, 2015, net adverse development was $140 million, driven principally by development of $139 million in our Brandywine environmental and run-off portfolios, including $76 million for environmental liabilities and $41 million primarily in general and products liability lines, and $22 million of unallocated loss adjustment expenses, impacting the 1995 and prior accident years. Development in environmental liabilities was due to the same factors experienced for the three months ended September 30, 2015 as described above. Run-off lines development was primarily due to higher than expected loss activity.

Segment Operating Results – Three and Nine Months Ended September 30, 2016 and 2015

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$3,110	$1,433	117.1%	$8,657	$4,158	108.2%
Net premiums earned	3,086	1,410	119.1%	9,130	4,209	117.0%
Losses and loss expenses	1,863	913	104.1%	5,581	2,744	103.4%
Policy acquisition costs	522	142	267.6%	1,549	403	284.4%
Administrative expenses	275	154	78.6%	840	459	83.0%
Underwriting income	426	201	111.9%	1,160	603	92.4%
Net investment income	477	260	83.5%	1,371	780	75.8%
Other (income) expense	3	(3)	NM	(6)	(5)	20.0%
Segment income	$900	$464	94.0%	$2,537	$1,388	82.8%
Loss and loss expense ratio	60.4%	64.7%		61.1%	65.2%
Policy acquisition cost ratio	16.9%	10.1%		17.0%	9.6%
Administrative expense ratio	8.9%	11.0%		9.2%	10.9%
Combined ratio	86.2%	85.8%		87.3%	85.7%

Net premiums written increased $1,677 million and $4,499 million for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition which added about $1.6 billion and $4.4 billion in premiums to this segment, respectively.

For the three months ended September 30, 2016 on an "As If" basis, net premiums written declined $76 million, principally due to merger-related underwriting actions ($75 million), including the purchase of additional reinsurance. Excluding these actions, net premiums written were flat as the decline in our Commercial Insurance business was offset by growth in our Major Accounts and Wholesale businesses. The decline in Commercial Insurance was principally from lower new business written, reflecting competitive market conditions in the commercial multiple peril and property lines. The slight increase in Major

Accounts was principally in our primary risk management business where we have been able to differentiate our offerings and global service platform. The increase in our Wholesale business was primarily in our small commercial business.

For the nine months ended September 30, 2016, on an "As If" basis, net premiums written declined $191 million, principally reflecting merger-related underwriting actions ($158 million), including the purchase of additional reinsurance which decreased premiums and lower new business written, driven by competitive market conditions and rate declines. Partially offsetting the decline was growth in our global risk management and workers' compensation lines reflecting new business and strong renewal retention.
Net premiums earned increased $1,676 million and $4,921 million for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition which added $1.7 billion and $4.9 billion of growth in earned premiums, respectively. On an "As If" basis, net premiums earned decreased $70 million and $6 million, respectively, primarily due to the same factors driving the decrease in net premiums written as described above, partially offset by the earning in of prior year premium growth.
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended September 30			Nine Months Ended September 30
			As If			As If
(in millions of U.S. dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$90	$10	$18	$331	$60	$331	$184
Favorable prior period development, pre-tax	$187	$59	$202	$533	$185	$533	$563

Catastrophe losses through September 30, 2016 were primarily from severe weather-related events in the U.S. and a wildfire in Canada. Catastrophe losses through September 30, 2015, were primarily from severe weather-related events in the U.S. and the civil unrest in Baltimore, Maryland.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	60.4%	64.7%	61.1%	65.2%
Catastrophe losses and related reinstatement premiums	(2.8)%	(0.7)%	(3.6)%	(1.4)%
Prior period development	6.2%	4.3%	6.0%	4.5%
Loss and loss expense ratio, adjusted	63.8%	68.3%	63.5%	68.3%

The adjusted loss and loss expense ratio decreased 4.5 percentage points and 4.8 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the addition of the Chubb Corp business, which carried a lower loss ratio. On an "As If" basis, the adjusted loss and loss expense ratio increased 0.9 percentage points and 0.4 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to lower non-catastrophe losses in the prior year periods, partially offset by integration related claims handling expense savings realized in connection with the integration of Chubb Corp of $10 million (0.3 percentage points) and $19 million (0.2 percentage points), respectively.

The policy acquisition cost ratio increased 6.8 percentage points and 7.4 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the addition of the Chubb Corp business which carried a higher acquisition cost ratio and due to the normal impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. Excluding these items, the policy acquisition cost ratio was relatively flat for both the three and nine months ended September 30, 2016.

The normal impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition includes a fair value adjustment related to the unearned premiums at the date of the purchase. This adjustment is then amortized into policy acquisition costs. Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of these purchase accounting adjustments was an increase to policy acquisition costs of $27 million (0.9 percentage points) and $119 million (1.3 percentage points) for the three and nine months ended September 30, 2016, respectively. In addition, reclassification described above resulted in a $32 million (1.0 percentage point) and $95 million (1.0 percentage point) increase to policy acquisition costs for the three and nine months ended September 30, 2016, respectively, with an offsetting decrease to administrative expenses.

On an "As If" basis, which excludes purchase accounting adjustments, the policy acquisition cost ratio decreased by 0.3 percentage points and 0.2 percentage points for the three and nine months ended September 30, 2016.
The administrative expense ratio decreased by 2.1 percentage points and 1.7 percentage points for the three and nine months ended September 30, 2016, primarily due to the $32 million and $95 million reclassification, respectively, noted above which decreased the administrative expense ratio by 1.0 percentage point for each period, and the inclusion of the Chubb Corp businesses which carried a lower administrative expense ratio.
On an "As If" basis, the administrative expense ratio decreased 0.3 percentage points and 0.1 percentage points for the three and nine months ended September 30, 2016, as cost savings realized of $27 million (0.9 percentage points) and $59 million (0.6 percentage points), respectively, were partially offset by increased spending to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment is the business written by the North America Personal Risk Services, which comprises Chubb high net worth personal lines business and ACE Private Risk Services, which includes operations in the U.S. and Canada.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$1,011	$278	263.4%	$3,113	$958	225.0%
Net premiums earned	1,081	272	296.3%	3,245	687	372.1%
Losses and loss expenses	594	179	231.8%	1,916	446	329.6%
Policy acquisition costs	229	13	NM	747	43	NM
Administrative expenses	89	36	147.2%	275	89	209.0%
Underwriting income	169	44	284.1%	307	109	181.7%
Net investment income	53	7	NM	155	19	NM
Other (income) expense	2	1	100.0%	6	1	NM
Amortization of purchased intangibles	4	31	(87.1)%	16	63	(74.6)%
Segment income	$216	$19	NM	$440	$64	NM
Loss and loss expense ratio	54.9%	65.8%		59.1%	64.9%
Policy acquisition cost ratio	21.2%	4.9%		23.0%	6.3%
Administrative expense ratio	8.3%	13.0%		8.4%	12.9%
Combined ratio	84.4%	83.7%		90.5%	84.1%
NM – not meaningful
Net premiums written increased $733 million and $2,155 million for the three and nine months ended September 30, 2016, respectively primarily due to the Chubb Corp acquisition which added about $800 million and $2.5 billion in premiums to this segment, respectively.
For the three and nine months ended September 30, 2016, on an "As If" basis, net premiums written decreased $199 million and $456 million, respectively, primarily driven by the purchase of additional reinsurance in the third quarter 2016 ($200 million), primarily for our homeowners business written in the northeast United States. In addition, we experienced a decline in our Fireman’s Fund high net worth personal lines business for the three and nine months ended September 30, 2016 of $32 million and $296 million, respectively. The decline for the three month period was primarily due to the conversion to Chubb legal entities. The decline for the nine month period was driven by $252 million of a non-recurring unearned premium reserves (UPR) transfer in the prior year as well as the conversion to Chubb legal entities in the current year. Excluding these items, net premiums written were up 3.1 percent and 1.4 percent, respectively, for the three and nine months ended September 30, 2016, due to growth in our Chubb high net worth business, primarily within our homeowner lines, driven by strong renewal premium retention, rate and exposure increases as well as modest growth in new business.
Net premiums earned increased $809 million and $2,558 million for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition. On an "As If" basis, net premiums earned decreased $66 million for the three months ended September 30, 2016 primarily due to the same factors driving the decrease in net premiums written as described above. For the nine months ended September 30, 2016, on an "As If" basis, net premiums earned increased $41 million, reflecting the earning in of prior year premium growth.
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended September 30			Nine Months Ended September 30
			As If			As If
(in millions of U.S. dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$22	$12	$30	$275	$61	$275	$368
Favorable (unfavorable) prior period development, pre-tax	$(38)	$(25)	$(19)	$(20)	$(25)	$(20)	$3

Catastrophe losses through September 30, 2016 were primarily from severe weather-related events in the U.S. Catastrophe losses through September 30, 2015 were primarily from severe weather-related events in the U.S., including the California wildfires.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	54.9%	65.8%	59.1%	64.9%
Catastrophe losses and related reinstatement premiums	(2.1)%	(4.1)%	(8.4)%	(8.9)%
Prior period development	(3.5)%	(9.1)%	(0.7)%	(3.6)%
Loss and loss expense ratio, adjusted	49.3%	52.6%	50.0%	52.4%

The adjusted loss and loss expense ratio decreased 3.3 percentage points and 2.4 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the addition of the Chubb Corp business, which experienced a lower loss ratio. On an "As If" basis, the adjusted loss and loss expense ratio decreased 1.4 percentage points and 1.6 percentage points for the three and nine months ended September 30, 2016, respectively, reflecting lower non-catastrophe weather related losses and integration related claims handling expense savings of $4 million (0.4 percentage points), and $10 million (0.3 percentage points), respectively.

The policy acquisition cost ratio increased 16.3 percentage points and 16.7 percentage points for the three and nine months ended September 30, 2016, primarily due to the impact of the Fireman's Fund purchase accounting in the prior year of $33 million (12.0 percentage points) and $81 million (11.8 percentage points), respectively, which included the favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. In addition, the current year ratio was unfavorably impacted by the inclusion of the Chubb Corp business, which carried a higher acquisition cost ratio, and the normal impact of initial year purchase accounting related to the Chubb Corp acquisition. The Chubb Corp purchase accounting includes a fair value adjustment related to the unearned premiums at the date of purchase. This adjustment is then amortized into policy acquisition costs over the remaining coverage period.  Partially offsetting this is a favorable impact related to the recognition of the acquired unearned premiums without having to recognize the associated policy acquisition costs. The net impact of the Chubb Corp purchase accounting adjustments was an increase to acquisition expenses of $18 million (1.6 percentage points) and $78 million (2.4 percentage points), for the three and nine months ended September 30, 2016, respectively.

On an "As If" basis, which excludes purchase accounting adjustments related to the Chubb Corp acquisition, the policy acquisition cost ratio increased 1.2 percentage points and 1.3 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to our Fireman's Fund acquisition in the prior year period which favorably impacted the prior year policy acquisition cost ratio by $33 million (2.8 percentage points) and $81 million (2.4 percentage points), respectively. This increase was partially offset by the favorable impact of the ceded commission benefits related to the merger-related purchase of additional reinsurance in the third quarter of 2016.

The administrative expense ratio decreased 4.7 percentage points and 4.5 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition which carried a lower administrative expense ratio.

On an "As If" basis, the administrative expense ratio decreased 0.2 percentage points for the three months ended September 30, 2016, primarily reflecting cost savings realized as a result of the Chubb Corp acquisition of $10 million (0.9 percentage points). For the nine months ended September 30, 2016, on an "As If" basis, the administrative expense ratio remained flat as cost savings realized of $25 million (0.7 percentage points), were offset by increased spending to support growth.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$849	$737	15.2%	$1,288	$1,204	6.9%
Net premiums earned	819	739	10.9%	1,169	1,124	4.0%
Losses and loss expenses (1)	680	624	9.0%	936	919	1.8%
Policy acquisition costs	48	42	14.3%	77	61	26.2%
Administrative expenses	1	—	NM	(1)	3	NM
Underwriting income	90	73	23.3%	157	141	11.3%
Net investment income	5	5	—	15	17	(11.8)%
Other (income) expense	—	(1)	100.0%	—	1	(100.0)%
Amortization of purchased intangibles	7	8	(12.5)%	22	22	—
Segment income	$88	$71	23.9%	$150	$135	11.1%
Loss and loss expense ratio	83.0%	84.5%		80.1%	81.8%
Policy acquisition cost ratio	5.9%	5.7%		6.6%	5.4%
Administrative expense ratio	—	—		(0.1)%	0.3%
Combined ratio	88.9%	90.2%		86.6%	87.5%

(1)
Gains on crop derivatives were $3 million and $1 million for the three and nine months ended September 30, 2016, respectively, compared with losses on crop derivatives of $4 million and $6 million for the prior year periods, respectively. These (gains) losses are included in Net realized gains (losses) in our consolidated statements of operations but are reclassified to Losses and loss expenses for purposes of presenting North America Agricultural Insurance underwriting income.

Net premiums written increased $112 million and $84 million for the three and nine months ended September 30, 2016, respectively, due to higher premium retention as a result of the premium-sharing formulas with the U.S. government and lower cessions under existing third-party proportional reinsurance programs. Growth for the nine months ended September 30, 2016 was partially offset by lower premium retention as a result of the government's crop insurance profit and loss calculation formulas related to the 2015 crop year.
Net premiums earned increased $80 million and $45 million for the three and nine months ended September 30, 2016, respectively, primarily due to the same factors driving the increase in net premiums written as described above.

The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Catastrophe losses, pre-tax	$1	$—	$17	$8
Favorable prior period development, pre-tax	$11	$5	$52	$38

Catastrophe losses through September 30, 2016 and 2015 were primarily from our farm, ranch and specialty P&C business. For the three and nine months ended September 30, 2016, net favorable prior period development was $11 million and $52 million, respectively. For the nine months ended September 30, 2016, the prior period development amount included $85 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by $48 million of unfavorable decrease in net premiums earned related to the government’s crop insurance profit and loss calculation formula. Also included in prior period development but not impacting the loss and loss expense ratio was a $4 million favorable benefit of ceded profit share commissions earned from third-party reinsurers. For the three and nine months ended September 30, 2015, net favorable PPD was $5 million and $38 million, respectively. For the nine months ended September 30, 2015, the prior period development amount included a decrease in incurred losses of $36 million for lower than expected MPCI losses for the 2014 crop year, partially offset by a $3 million unfavorable decrease in net premiums earned related to the governments crop insurance profit and loss calculation formulas.
The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	83.0%	84.5%	80.1%	81.8%
Catastrophe losses and related reinstatement premiums	(0.1)%	—	(1.4)%	(0.7)%
Prior period development	1.3%	0.6%	4.7%	3.3%
Loss and loss expense ratio, adjusted	84.2%	85.1%	83.4%	84.4%

The adjusted loss and loss expense ratio decreased 0.9 percentage points and 1.0 percentage point for the three and nine months ended September 30, 2016, respectively, primarily reflecting the gains on crop derivatives in 2016 compared to losses on crop derivatives in 2015.

The policy acquisition cost ratio remained relatively flat for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the policy acquisition cost ratio increased 1.2 percentage points, due primarily to the $48 million reduction in net premiums earned related to the government's crop insurance profit and loss calculation formula this year, compared to a reduction of $3 million in the prior year. Excluding the impact of these reductions in net premiums earned, the policy acquisition ratio increased over prior year by 0.9 percentage points, primarily due to higher agent profit sharing commissions in the current year. In addition, during 2016, we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $1 million (0.1 percentage points) and $2 million (0.2 percentage points) increase to policy acquisition costs, with an offsetting decrease to administrative expenses for the three and nine months ended September 30, 2016.

The administrative expense ratio remained relatively flat for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the administrative expense ratio decreased 0.4 percentage points primarily due to higher Administrative and Operating (A&O) reimbursements on the MPCI business and the reclassification as noted above.

Overseas General Insurance

Overseas General Insurance segment comprises Chubb International and Chubb Global Markets (CGM). Chubb International comprises our commercial P&C traditional and specialty lines serving large corporations, middle market and small customers, A&H and traditional and specialty personal lines business serving local territories outside the U.S., Bermuda, and Canada. CGM, our London-based international commercial P&C excess and surplus lines business, includes Lloyd's of London (Lloyd's) Syndicate 2488 and Lloyd's Syndicate 1882. Chubb provides funds at Lloyd's to support underwriting by Syndicate 2488 and Syndicate 1882 which are managed by ACE Underwriting Agencies Limited. The reinsurance operation of CGM is included in the Global Reinsurance segment.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written (1)	$1,940	$1,584	22.5%	$6,012	$5,047	19.1%
Net premiums earned	2,034	1,615	26.0%	6,082	4,896	24.2%
Losses and loss expenses	843	674	25.1%	2,953	2,304	28.2%
Policy acquisition costs	546	405	34.8%	1,586	1,190	33.3%
Administrative expenses	261	246	6.1%	801	756	6.0%
Underwriting income (2)	384	290	32.4%	742	646	14.9%
Net investment income	152	132	15.2%	445	409	8.8%
Other (income) expense	(6)	(6)	—	(16)	(12)	33.3%
Amortization of purchased intangibles	12	12	—	36	50	(28.0)%
Segment income	$530	$416	27.4%	$1,167	$1,017	14.7%
Loss and loss expense ratio	41.5%	41.7%		48.6%	47.1%
Policy acquisition cost ratio	26.8%	25.1%		26.1%	24.3%
Administrative expense ratio	12.9%	15.2%		13.1%	15.4%
Combined ratio	81.2%	82.0%		87.8%	86.8%

(1)
For the three and nine months ended September 30, 2016, net premiums written increased $397 million and $1,247 million, or 25.8 percent and 26.2 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three and nine months ended September 30, 2016, underwriting income increased $99 million and $122 million, or 34.2 percent and 19.6 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period

Net premiums written increased $356 million and $965 million for the three and nine months ended September 30, 2016, respectively, primarily due to the impact of the Chubb Corp acquisition, which added about $400 million and $1.2 billion, respectively, of growth in premiums. This increase was partially offset by the adverse impact of foreign exchange which decreased premiums by $41 million and $282 million for the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2016, net premiums written decreased $34 million, on a constant dollar "As If" basis, primarily driven by merger-related underwriting actions ($47 million), including the purchase of additional reinsurance. Excluding these actions, net premiums written were relatively flat as growth in personal lines in Asia and Europe was offset by declines in commercial property and casualty lines (P&C) in Latin America, reflecting economic conditions.
For the nine months ended September 30, 2016, net premiums written increased $14 million on a constant dollar "As If" basis primarily driven by growth in personal and A&H lines which more than offset the declines in net premiums written experienced during the quarter as described above. Growth in personal lines was negatively impacted by our decision to exit the legacy Chubb Brazilian high net worth automobile business due to competitive market conditions.
Net premiums earned increased $419 million and $1,186 million for the three and nine months ended September 30, 2016, respectively, and decreased $29 million and increased $74 million on an "As If" constant dollar basis, respectively, primarily due to the same factors driving the movements in net premiums written as described above.

Overseas General Insurance conducts business internationally and in most major foreign currencies. The following tables present a regional breakdown of Overseas General Insurance net premiums written:

	Three Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2016	2016 % of Total	2015	2015 % of Total	C$(1) 2015	Q-16 vs. Q-15	C$(1)Q-16 vs. Q-15
Region
Europe	$712	37%	$544	34%	$518	30.9%	37.5%
Latin America	470	24%	435	27%	409	8.0%	14.9%
Asia	663	34%	506	32%	521	31.0%	27.3%
Other(2)	95	5%	99	6%	95	(4.0)%	—
Net premiums written	$1,940	100%	$1,584	100%	$1,543	22.5%	25.8%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, other international.

	Nine Months Ended September 30					% Change
(in millions of U.S. dollars, except for percentages)	2016	2016 % of Total	2015	2015 % of Total	C$(1) 2015	YTD-16 vs. YTD-15	C$(1)YTD-16 vs. YTD-15
Region
Europe	$2,418	40%	$1,920	38%	$1,847	25.9%	30.9%
Latin America	1,435	24%	1,348	27%	1,183	6.5%	21.3%
Asia	1,874	31%	1,479	29%	1,454	26.7%	28.9%
Other(2)	285	5%	300	6%	281	(5.0)%	1.4%
Net premiums written	$6,012	100%	$5,047	100%	$4,765	19.1%	26.2%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, other international.
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended September 30			Nine Months Ended September 30
			As If			As If
(in millions of U.S. dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$20	$39	$42	$111	$102	$111	$113
Favorable prior period development, pre-tax	$223	$177	$231	$338	$269	$338	$371

Catastrophe losses through September 30, 2016 were primarily related to severe weather related events in Europe, an earthquake in Ecuador, and flooding in the U.K. Catastrophe losses through September 30, 2015 were primarily related to a chemical plant explosion in Tianjin, China, a hailstorm in Australia, flooding and an earthquake in Chile, and severe storms in Asia.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	41.5%	41.7%	48.6%	47.1%
Catastrophe losses and related reinstatement premiums	(1.1)%	(2.5)%	(1.9)%	(2.1)%
Prior period development	11.0%	11.0%	5.6%	5.5%
Loss and loss expense ratio, adjusted	51.4%	50.2%	52.3%	50.5%

The adjusted loss and loss expense ratio increased 1.2 percentage points and 1.8 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition which experienced a higher loss ratio.

On an "As If" basis, the adjusted loss and loss expense ratio decreased 1.5 percentage points for the three months ended September 30, 2016, primarily due to a lower level of short-tail large losses in the current year. For the nine months ended September 30, 2016, the adjusted loss and loss expense ratio increased 0.5 percentage points compared to the prior year which had less short-tail large losses.
The policy acquisition cost ratio increased 1.7 percentage points and 1.8 percentage points for the three and nine months ended September 30, 2016, respectively, primarily because we determined that certain underwriting costs that are directly attributable to the successful acquisition of business previously classified as administrative expenses were more appropriately classified as policy acquisition costs. This resulted in a $36 million (1.8 percentage points) and $108 million (1.8 percentage points) increase to policy acquisition costs, with an offsetting decrease to administrative expenses for the three and nine months ended September 30, 2016, respectively.
On an "As If" basis, which excludes purchase accounting adjustments related to the Chubb Corp acquisition, the policy acquisition cost ratio increased 0.8 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2016, respectively, due to a shift in the mix of business away from E&S lines, which carry a lower acquisition cost ratio, towards more personal lines products which carry a higher acquisition cost ratio.
The administrative expense ratio decreased 2.3 percentage points for both the three and nine months ended September 30, 2016, due to the $36 million (1.8 percentage points) and $108 million (1.8 percentage points) reclassification noted above, and cost savings realized as a result of the Chubb Corp acquisition of $23 million (1.1 percentage points), and $40 million (0.6 percentage points), respectively. This decrease was partially offset by increased spending to support growth initiatives.
On an "As If" basis, the administrative expense ratio decreased 0.6 percentage points and 0.8 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to cost savings realized as a result of the Chubb Corp acquisition as noted above, partially offset by increased spending to support growth initiatives.

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

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$131	$185	(29.4)%	$562	$719	(21.9)%
Net premiums earned	156	203	(23.5)%	543	649	(16.4)%
Losses and loss expenses	49	20	145.0%	225	191	17.8%
Policy acquisition costs	42	52	(19.2)%	142	166	(14.5)%
Administrative expenses	12	12	—	40	37	8.1%
Underwriting income	53	119	(55.5)%	136	255	(46.7)%
Net investment income	67	76	(11.8)%	199	230	(13.5)%
Other (income) expense	—	(4)	NM	(3)	(5)	(40.0)%
Segment income	$120	$199	(39.7)%	$338	$490	(31.0)%
Loss and loss expense ratio	31.3%	9.6%		41.5%	29.4%
Policy acquisition cost ratio	27.1%	25.4%		26.3%	25.5%
Administrative expense ratio	7.9%	6.2%		7.2%	5.7%
Combined ratio	66.3%	41.2%		75.0%	60.6%

Net premiums written decreased $54 million and $157 million for the three and nine months ended September 30, 2016, respectively, as we maintained underwriting discipline in an environment of declining rates and increasing competition. In addition, the decline in premiums reflects increased cessions of $6 million and $17 million for the three and nine months ended September 30, 2016, respectively, due to the purchase of additional property catastrophe retrocession contracts in 2016.

For the three and nine months ended September 30, 2016, on an "As If" basis, net premiums written declined $54 million and $164 million, respectively, due to the same factors as described above.

Net premiums earned decreased $47 million and $106 million for the three and nine months ended September 30, 2016, respectively, and also decreased $56 million and $124 million, respectively, on an "As If" basis primarily due to the same factors driving the decrease in net premiums written as described above.
The following table presents pre-tax catastrophe losses, excluding reinstatement premiums, and pre-tax favorable prior period development, net of related reinstatement premiums:

	Three Months Ended September 30			Nine Months Ended September 30
			As If			As If
(in millions of U.S dollars)	2016	2015	2015	2016	2015	2016	2015
Catastrophe losses, pre-tax	$11	$11	$11	$64	$16	$64	$17
Favorable prior period development and related reinstatement premiums, pre-tax	$28	$78	$84	$78	$119	$78	$131

Catastrophe losses through September 30, 2016 were primarily related to the Fort McMurray wildfire and severe weather-related events in Europe, the U.S. and Canada. Catastrophe losses through September 30, 2015 were primarily related to severe weather-related events in the U.S.

The following table presents the impact of catastrophe losses and related reinstatement premiums and prior period reserve development and related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss and loss expense ratio	31.3%	9.6%	41.5%	29.4%
Catastrophe losses and related reinstatement premiums (1)	(7.2)%	(5.2)%	(11.6)%	(2.4)%
Prior period development and related reinstatement premiums (2)	20.1%	39.9%	15.4%	18.7%
Loss and loss expense ratio, adjusted	44.2%	44.3%	45.3%	45.7%
(1) Catastrophe reinstatement premiums collected - pre-tax	$—	$—	$6	$—
(2) Reinstatement premiums expensed on prior period development - pre-tax	$5	$4	$5	$4

The adjusted loss and loss expense ratio decreased 0.1 percentage points and 0.4 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to a change in the mix of business towards products that have a lower loss ratio. On an "As If" basis, the adjusted loss and loss expense ratio decreased 1.1 percentage points and 0.9 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the change in mix of business as described above.

The policy acquisition cost ratio increased 1.7 percentage points and 0.8 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to a change in the mix of business towards regions and products that have higher acquisition cost ratios, partially offset by the impact of the Chubb Corp acquisition which carries a lower acquisition cost ratio.

On an "As If" basis, the policy acquisition cost ratio increased 2.8 percentage points and 1.7 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to the change in the mix of business as described above.

The administrative expense ratio increased 1.7 percentage points and 1.5 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to decreases in net premiums earned.

On an "As If" basis, the administrative expense ratio increased 1.6 percentage points and 0.7 percentage points for the three and nine months ended September 30, 2016, respectively, primarily due to decreases in net premiums earned outpacing the decline in administrative expenses.

Life Insurance

The Life Insurance segment comprises Chubb's international life operations (Chubb Life), Chubb Tempest Life Re (Chubb Life Re), and the North American supplemental A&H and life business of Combined Insurance. We assess the performance of our life business based on Life Insurance underwriting income, which includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Net premiums written	$532	$492	8.1%	$1,575	$1,483	6.2%
Net premiums earned	512	480	6.7%	1,521	1,441	5.5%
Losses and loss expenses	174	153	13.7%	498	442	12.7%
Policy benefits (1)	155	89	74.2%	427	384	11.2%
(Gains) losses from fair value changes in separate account assets (1)	(22)	49	NM	(22)	32	NM
Policy acquisition costs	127	117	8.5%	386	342	12.9%
Administrative expenses	77	74	4.1%	226	221	2.3%
Net investment income	71	66	7.6%	207	198	4.5%
Life Insurance underwriting income	72	64	12.5%	213	218	(2.3)%
Other (income) expense (1)	2	(1)	NM	8	—	NM
Amortization of purchased intangibles	1	—	NM	2	1	100.0%
Segment income	$69	$65	6.2%	$203	$217	(6.5)%

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Net premiums written increased $40 million and $92 million for the three and nine months ended September 30, 2016, respectively, primarily reflecting the impact of the Chubb Corp acquisition, which added $16 million and $52 million of growth to premiums, respectively. In addition, growth in our international life operations, primarily in Asia, and in our Combined Insurance supplemental A&H program business contributed to the increase. The adverse effect of foreign exchange impacted growth in net premiums written by $5 million and $40 million for the three and nine months ended September 30, 2016, respectively. Our life reinsurance business continues to decline as there is no new life reinsurance business currently being written.
On an "As If" basis, net premiums written increased $17 million and $21 million for the three and nine months ended September 30, 2016, respectively, due to the same factors as described above.
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Nine Months Ended
	September 30			% Change		September 30			% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	C$(1) 2015	Q-16 vs. Q-15	C$ (1) Q-16 vs. Q-15	2016	2015	C$(1) 2015	Y-16 vs. Y-15	C$ (1) Y-16 vs. Y-15
Deposits collected on Universal life and investment contracts	$273	$210	$211	30.0%	29.8%	$748	$726	$703	3.0%	6.5%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected increased for the three and nine months ended September 30, 2016, due to growth in the Asian markets, primarily in Hong Kong and Taiwan, partially offset by a decline in Korea. Foreign exchange adversely impacted growth by $23 million for the nine months ended September 30, 2016.

Other (income) expense of $2 million and $8 million for the three and nine months ended September 30, 2016, respectively, were related primarily to our share of net (income) loss of partially-owned entities. Refer to the Other Income and Expense Items section for further information.

Life Insurance underwriting income increased $8 million for the three months ended September 30, 2016 compared to the prior year. The prior year period included an unfavorable loss reserve development in the Combined Insurance supplemental A&H program business. Life insurance underwriting income decreased $5 million for the nine months ended September 30, 2016 primarily reflecting the decline in our life reinsurance business as there is no new business being written.

Corporate

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other run-off exposures.

Our exposure to A&E claims principally arises out of liabilities acquired when we purchased Westchester Specialty in 1998, CIGNA’s P&C business in 1999, and legacy Chubb Corp A&E claims in 2016. Corporate staff expenses and net investment income of Chubb Limited, including the amortization of the fair valued of acquired invested assets and debt, interest expense, amortization of purchased intangibles related to the Chubb Corp acquisition, Chubb integration expenses and other merger-related expenses and the results of Chubb Group Management and Holdings Ltd, and Chubb INA Holdings, Inc. are reported within Corporate.

	Three Months Ended			Nine Months Ended
	September 30		% Change	September 30		% Change
(in millions of U.S. dollars, except for percentages)	2016	2015	Q-16 vs. Q-15	2016	2015	YTD-16 vs. YTD-15
Losses and loss expenses (1)	$63	$84	(25.0)%	$87	$142	(38.7)%
Administrative expenses	57	46	23.9%	192	135	42.2%
Underwriting loss	120	130	(7.7)%	279	277	0.7%
Net investment income (loss)	(86)	3	NM	(271)	9	NM
Interest expense	152	68	123.5%	451	207	117.9%
Net realized gains (losses)	97	(393)	NM	(511)	(354)	44.4%
Other (income) expense	(70)	(23)	204.3%	(59)	(73)	(19.2)%
Amortization expense (benefit) of purchased intangibles	(20)	—	NM	(60)	—	NM
Chubb integration expenses	115	9	NM	361	9	NM
Income tax expense	277	132	109.8%	556	395	40.8%
Net loss	$(563)	$(706)	(20.3)%	$(2,310)	$(1,160)	99.1%
(1) Losses and loss expenses - As If basis	$63	$114	(44.7)%	$87	$191	(54.5)%
NM - not meaningful
Losses and loss expenses in both years were primarily due to unfavorable prior period development related to Brandywine environmental exposures, as well as unallocated loss adjustment expenses of the A&E claim operations. Refer to the Prior Period Development section for further information.

Administrative expenses increased $11 million and $57 million for the three and nine months ended September 30, 2016, respectively, primarily due to the Chubb Corp acquisition. On an "As If" basis, administrative expenses decreased $27 million and $39 million, respectively, primarily due to cost savings realized as a result of the Chubb Corp acquisition.

Net investment income for the three and nine months ended September 30, 2016 included amortization of $91 million and $292 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Excluding the fair value adjustment amortization, net investment income increased $2 million and $12 million for the three and nine months ended September 30, 2016, respectively. Refer to the Net Investment Income section for a discussion on consolidated Net investment income.

Interest expense increased $84 million and $244 million for the three and nine months ended September 30, 2016, respectively, primarily driven by the $5.3 billion senior notes issued in November 2015, as well as the $3.3 billion par value of debt assumed in connection with the Chubb Corp acquisition.

Net realized gains for the three months ended September 30, 2016, were primarily associated with a net decrease in the fair value of GLB liabilities. The decrease was primarily due to higher global equity market levels and higher interest rates, partially offset by the unfavorable impact of discounting future claims for one less quarter. For the nine months ended September 30, 2016, net realized losses were primarily associated with a net increase in the fair value of GLB liabilities. The increase was primarily due to lower interest rates and the unfavorable impact of discounting future claims for three less quarters. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three and nine months ended September 30, 2016, we experienced realized losses of $45 million and $88 million, respectively, related to these derivative instruments. Additionally, there were realized gains (losses) on our investment portfolios during the three and nine months ended September 30, 2016 of $21 million and $(199) million, respectively. For further discussion of the remaining Net realized gains and (losses), refer to the Net realized and unrealized gains and (losses) section.

Other (income) expense of $(70) million and $(59) million for the three and nine months ended September 30, 2016, respectively, were related primarily to our share of net (income) loss of partially-owned entities. Refer to the Other Income and Expense Items section for further information.

Amortization benefit of purchased intangibles related to the Chubb Corp acquisition was $20 million and $60 million for the three and nine months ended September 30, 2016, respectively, reflecting the favorable impact of the amortization of the fair value adjustment on acquired Unpaid losses and loss expense, offset by the amortization of other intangibles, including agency distribution relationships and internally developed technology, related to the Chubb Corp acquisition. This amortization is considered a corporate cost as it is incurred by the overall company.

Chubb integration expenses were $115 million for the three months ended September 30, 2016, primarily comprising $37 million of personnel-related expenses, including severance and employee retention and relocation, $25 million of consulting fees, and $21 million of leases and real estate costs. Chubb integration expenses were $361 million for the nine months ended September 30, 2016, primarily comprising $153 million of personnel-related expenses, $70 million of consulting fees, $34 million of leases and real estate costs, and $38 million of advisor fees. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Non-GAAP Reconciliation

We provide financial measures such as net premiums written and net premiums earned on a constant-dollar basis. We believe it is useful to evaluate the trends in these measures exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the currencies in which our international business is transacted, as these exchange rates could fluctuate significantly between periods and distort the analysis of trends. The impact is determined by assuming constant foreign exchange rates between periods by translating prior period results using the same local currency exchange rates as the comparable current period.

P&C performance metrics are non-GAAP financial measures and comprise consolidated operating results (including Corporate) and exclude the operating results of the Life Insurance segment. We believe that these measures are useful and meaningful to investors as they are used by management to assess the company’s P&C operations which are the most economically similar.  We exclude the Life Insurance segment because the results of this business do not always correlate with the results of our P&C operations.

"As If" measures presented throughout this section are prepared exclusive of the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition in order to present the underlying profitability of our insurance business for the entire relevant periods.  We believe this measure provides visibility into our results, allows for comparability to our historical results and is consistent with how management evaluates results.  We have discussed our results on an "As If" basis for both the current and prior year periods, which are defined below:

2016 "As If" results: The combined company results do not include the impact of the unearned premium reserves intangible amortization and the elimination of the historical policy acquisition costs as a result of purchase accounting related to the Chubb Corp acquisition. The combined company results for the nine months ended September 30, 2016 are inclusive of the first 14 days of January 2016 (the Chubb Corp acquisition closed January 14, 2016).

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

The following tables present a reconciliation of 2016 "As If" results to 2016 results, as well as 2015 "As If" results to 2015 results and pro forma results as calculated in accordance with SEC Article 11:

	Three Months Ended
	September 30
(in millions of U.S. dollars, except percentages)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated
Net premiums written
2016
Net premiums written	$3,110	$1,011	$849	$1,940	$131	$532	$7,573
2015 As If
Net premiums written	$1,433	$278	$737	$1,584	$185	$492	$4,709
Legacy Chubb	1,753	932	—	478	—	8	3,171
Accounting policy alignment	—	—	—	(5)	—	15	10
2015 As If (1)	$3,186	$1,210	$737	$2,057	$185	$515	$7,890
Constant-dollar 2015 As If	$3,185	$1,210	$737	$1,974	$182	$511	$7,799
Constant-dollar change As If	$(75)	$(199)	$112	$(34)	$(51)	$21	$(226)
Constant-dollar percent change As If	(2.4)%	(16.4)%	15.2%	(1.7)%	(28.5)%	4.3%	(2.9)%

	Nine Months Ended
	September 30
Net premiums written
2016 As If
Net premiums written	$8,657	$3,113	$1,288	$6,012	$562	$1,575	$21,207
14 day stub period	519	100	—	215	20	1	855
2016 As If	$9,176	$3,213	$1,288	$6,227	$582	$1,576	$22,062
2015 As If
Net premiums written	$4,158	$958	$1,204	$5,047	$719	$1,483	$13,569
Legacy Chubb	5,209	2,711	—	1,612	27	27	9,586
Accounting policy alignment	—	—	—	14	—	45	59
2015 As If (1)	$9,367	$3,669	$1,204	$6,673	$746	$1,555	$23,214
Constant-dollar 2015 As If	$9,357	$3,664	$1,204	$6,213	$735	$1,514	$22,687
Constant-dollar change As If	$(181)	$(451)	$84	$14	$(153)	$62	$(625)
Constant-dollar percent change As If	(1.9)%	(12.3)%	6.9%	0.2%	(20.9)%	4.1%	(2.8)%
(1) As If amounts for premium are calculated on the same basis as SEC pro forma.

	Three Months Ended
	September 30
(in millions of U.S. dollars, except percentages)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Consolidated
Net premiums earned
2016
Net premiums earned	$3,086	$1,081	$819	$2,034	$156	$512	$7,688
2015 As If
Net premiums earned	$1,410	$272	$739	$1,615	$203	$480	$4,719
Legacy Chubb	1,746	875	—	527	9	9	3,166
Accounting policy alignment	—	—	—	4	—	14	18
2015 As If (1)	$3,156	$1,147	$739	$2,146	$212	$503	$7,903
Constant-dollar 2015 As If	$3,155	$1,147	$739	$2,063	$208	$499	$7,811
Constant-dollar change As If	$(69)	$(66)	$80	$(29)	$(52)	$13	$(123)
Constant-dollar percent change As If	(2.1)%	(5.9)%	10.9%	(1.3)%	(25.6)%	2.5%	(1.6)%

	Nine Months Ended
	September 30
Net premiums earned
2016
Net premiums earned	$9,130	$3,245	$1,169	$6,082	$543	$1,521	$21,690
14 day stub period	208	110	—	71	—	2	391
2016 As If	$9,338	$3,355	$1,169	$6,153	$543	$1,523	$22,081
2015 As If
Net premiums earned	$4,209	$687	$1,124	$4,896	$649	$1,441	$13,006
Legacy Chubb	5,135	2,627	—	1,595	18	29	9,404
Accounting policy alignment	—	—	—	(9)	—	42	33
2015 As If (1)	$9,344	$3,314	$1,124	$6,482	$667	$1,512	$22,443
Constant-dollar 2015 As If	$9,332	$3,313	$1,124	$6,079	$658	$1,473	$21,979
Constant-dollar change As If	$6	$42	$45	$74	$(115)	$50	$102
Constant-dollar percent change As If	0.1%	1.2%	4.0%	1.2%	(17.5)%	3.3%	0.5%
(1) As If amounts for premium are calculated on the same basis as SEC pro forma.

	Three Months Ended September 30
(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Loss and loss expenses
2016
Loss and loss expenses	$1,863	$594	$680	$843	$49	$63	$4,092
2015
Loss and loss expenses	$913	$179	$624	$674	$20	$84	$2,494
Legacy Chubb	885	450	—	257	1	35	1,628
Accounting policy alignments	—	—	—	17	—	(5)	12
2015 As If (1)	$1,798	$629	$624	$948	$21	$114	$4,134
Policy acquisition costs
2016
Policy acquisition costs	$522	$229	$48	$546	$42	$—	$1,387
Amortization of acquired unearned premium reserves intangible asset	(176)	(101)	—	(43)	—	—	(320)
Elimination of deferred acquisition cost benefit	150	83	—	48	—	—	281
2016 As If	$496	$211	$48	$551	$42	$—	$1,348
2015
Policy acquisition costs	$142	$13	$42	$405	$52	$—	$654
Legacy Chubb	343	193	—	127	—	—	663
Accounting policy alignment	32	5	—	31	—	—	68
2015 As If	$517	$211	$42	$563	$52	$—	$1,385
Amortization of acquired unearned premium reserves intangible asset	158	91	—	39	—	—	288
Elimination of deferred acquisition cost benefit	(136)	(77)	—	(34)	—	—	(247)
2015 SEC pro forma	$539	$225	$42	$568	$52	$—	$1,426

Administrative expenses
2016
Administrative expenses	$275	$89	$1	$261	$12	$57	$695
2015
Administrative expenses	$154	$36	$—	$246	$12	$46	$494
Legacy Chubb	166	67	—	88	1	18	340
Accounting policy alignment	(32)	(5)	—	(44)	—	20	(61)
2015 As If (1)	$288	$98	$—	$290	$13	$84	$773
(Favorable) and unfavorable PPD, pre-tax
2015
(Favorable) and unfavorable PPD, pre-tax	$(59)	$25	$(5)	$(177)	$(78)	$84	$(210)
Legacy Chubb	(143)	(6)	—	(54)	(6)	30	(179)
2015 As If (1)	$(202)	$19	$(5)	$(231)	$(84)	$114	$(389)
Catastrophe losses, pre-tax
2015
Catastrophe losses, pre-tax	$10	$12	$—	$39	$11	$—	$72
Legacy Chubb	8	18	—	3	—	—	29
2015 As If (1)	$18	$30	$—	$42	$11	$—	$101
(1) As If amounts for Loss and loss expenses, Administrative expenses, Prior period development and Catastrophe losses are calculated on the same basis as SEC pro forma.

	Nine Months Ended September 30
(in millions of U.S. dollars)	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C
Loss and loss expenses
2016
Loss and loss expenses	$5,581	$1,916	$936	$2,953	$225	$87	$11,698
14 day stub period	127	53	—	42	—	—	222
2016 As If	$5,708	$1,969	$936	$2,995	$225	$87	$11,920
2015
Loss and loss expenses	$2,744	$446	$919	$2,304	$191	$142	$6,746
Legacy Chubb	2,754	1,626	—	803	1	61	5,245
Accounting policy alignments	—	—	—	2	—	(12)	(10)
2015 As If (1)	$5,498	$2,072	$919	$3,109	$192	$191	$11,981
Policy acquisition costs
2016
Policy acquisition costs	$1,549	$747	$77	$1,586	$142	$—	$4,101
Amortization of acquired unearned premium reserves intangible asset	(781)	(447)	—	(187)	—	—	(1,415)
Elimination of deferred acquisition cost benefit	663	369	—	214	—	—	1,246
14 day stub period	33	14	—	13	—	—	60
2016 As If	$1,464	$683	$77	$1,626	$142	$—	$3,992
2015
Policy acquisition costs	$403	$43	$61	$1,190	$166	$—	$1,863
Legacy Chubb	984	576	—	377	—	—	1,937
Accounting policy alignment	95	11	—	96	—		202
2015 As If	$1,482	$630	$61	$1,663	$166	$—	$4,002
Amortization of acquired unearned premium reserves intangible asset	802	460	—	189	—	—	1,451
Elimination of deferred acquisition cost benefit	(656)	(376)	—	(153)	—	—	(1,185)
2015 SEC pro forma	$1,628	$714	$61	$1,699	$166	$—	$4,268

Administrative expenses
2016
Administrative expenses	$840	$275	$(1)	$801	$40	$192	$2,147
14 day stub period	35	13	—	12	—	3	63
2016 As If	$875	$288	$(1)	$813	$40	$195	$2,210
2015
Administrative expenses	$459	$89	$3	$756	$37	$135	$1,479
Legacy Chubb	519	205	—	261	6	39	1,030
Accounting policy alignment	(95)	(11)	—	(106)	—	60	(152)
2015 As If (1)	$883	$283	$3	$911	$43	$234	$2,357
(Favorable) and unfavorable PPD, pre-tax
2015
(Favorable) and unfavorable PPD, pre-tax	$(185)	$25	$(38)	$(269)	$(119)	$140	$(446)
Legacy Chubb	(378)	(28)	—	(102)	(12)	49	(471)
2015 As If (1)	$(563)	$(3)	$(38)	$(371)	$(131)	$189	$(917)
Catastrophe losses, pre-tax
2015
Catastrophe losses, pre-tax	$60	$61	$8	$102	$16	$—	$247
Legacy Chubb	124	307	—	11	1	—	443
2015 As If (1)	$184	$368	$8	$113	$17	$—	$690
(1) As If amounts for Loss and loss expenses, Administrative expenses, Prior period development and Catastrophe losses are calculated on the same basis as SEC pro forma.

The following table presents a reconciliation of the GAAP combined ratio to P&C combined ratio. The P&C combined ratio is a non-GAAP financial measure and includes the impact of realized gains and losses on crop derivatives. These derivatives were purchased to provide economic benefit, in a manner similar to reinsurance protection, in the event that a significant decline in commodity pricing will impact underwriting results. We view gains and losses on these derivatives as part of the results of our underwriting operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
GAAP combined ratio	86.0%	85.8%	89.0%	87.2%
(Gains) losses on crop derivatives	—	0.1%	—	—
P&C combined ratio	86.0%	85.9%	89.0%	87.2%

Other Income and Expense Items

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Equity in net (income) loss of partially-owned entities	$(79)	$(46)	$(95)	$(119)
(Gains) losses from fair value changes in separate account assets (1)	(22)	49	(22)	32
Federal excise and capital taxes	2	6	8	14
Acquisition-related costs (2)	—	5	2	8
Other	8	(2)	15	4
Other (income) expense	$(91)	$12	$(92)	$(61)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

(2)	Excludes integration costs related to the Chubb Corp acquisition.

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

Amortization of Purchased Intangibles and Other Amortization

Amortization of purchased intangibles was $4 million and $16 million for the three and nine months ended September 30, 2016, respectively, compared with $51 million and $136 million in the prior year periods, respectively.  Amortization of purchased intangibles was lower in 2016 due primarily to the favorable impact of the amortization benefit of the fair value adjustment on acquired Unpaid losses and loss expense offset by the amortization expense of other intangibles, including agency distribution relationships and internally developed technology, related to the Chubb Corp acquisition. For example, as presented in the table below, in the fourth quarter of 2016, we expect to recognize amortization expense of $3 million which includes $20 million of amortization benefit related to the Chubb Corp acquisition that will offset $23 million of amortization expense related to our other intangibles.

The following table presents, as of September 30, 2016, the estimated pre-tax amortization expense (benefit), at current foreign currency exchange rates, for the fourth quarter of 2016 and the next five years, for intangibles related to the Chubb Corp acquisition and intangibles from prior acquisitions:

	Associated with the Chubb Corp Acquisition
For the Year Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment to Unpaid losses and loss expenses	Total	Other intangible assets	Total Amortization of purchased intangibles
Fourth quarter of 2016	$33	$8	$(61)	$(20)	$23	$3
2017	296	32	(161)	167	85	252
2018	324	32	(102)	254	73	327
2019	281	—	(62)	219	66	285
2020	240	—	(36)	204	59	263
2021	217	—	(20)	197	53	250
Total	$1,391	$72	$(442)	$1,021	$359	$1,380

Amortization of Unearned premium reserves (UPR) intangible assets and Expected future benefit associated with the elimination of historical deferred policy acquisition costs (DAC) asset
At the date of the Chubb Corp acquisition, as part of purchase accounting, we recorded an intangible asset of $1,550 million related to the fair value adjustment for the UPR recorded on legacy Chubb Corp books, which is expected to amortize over the remaining coverage period as additional policy acquisition costs. At September 30, 2016, the remaining UPR intangible asset balance of $144 million, at current foreign currency exchange rates, is expected to fully amortize in the fourth quarter of 2016.

In addition, as part of purchase accounting, we expected to recognize a benefit of $1,376 million associated with unearned premiums being recognized over the remaining coverage period with no expense for the historical acquisition costs. The recognition of this DAC elimination is expected to amortize in a similar pattern as the UPR intangible asset amortization as noted above. At September 30, 2016, the remaining benefit associated with the DAC elimination of $128 million, at current foreign currency exchange rates, is expected to fully amortize in the fourth quarter of 2016.

Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
At the date of acquisition, we recorded a deferred tax liability of $2,679 million, which assumed an expected 35 percent tax rate, associated with agency distribution relationships and renewal rights, internally developed technology, and Unearned Premium Reserves (UPR) intangible assets related to the Chubb Corp acquisition. For example, for the fourth quarter of 2016, the expected reduction to deferred tax liability of $65 million associated with intangible assets in the table below is calculated by applying the 35 percent expected tax rate against the sum of the estimated amortization of $185 million, comprised of agency distribution relationships and renewal rights of $33 million, internally developed technology of $8 million, and UPR intangible assets of $144 million (from above). At September 30, 2016, the deferred tax liability associated with these intangibles was $2,140 million.

The following table below presents, as of September 30, 2016, the expected reduction to the deferred tax liability at current foreign currency exchange rates, which reduces as agency distribution relationships and renewal rights, internally developed technology, and UPR intangible assets amortize for the fourth quarter of 2016 and the next five years:

For the Year Ending December 31 (in millions of U.S. dollars)	Reduction to deferred tax liability associated with intangible assets
Fourth quarter of 2016	$65
2017	115
2018	125
2019	98
2020	84
2021	76
Total	$563

Amortization of the fair value of acquired invested assets
In addition to the amortization of purchased intangibles outlined in the table above, at September 30, 2016, we expect amortization of the fair value of acquired invested assets of approximately $100 million for the fourth quarter of 2016, $360 million in 2017, $320 million in each 2018 and 2019, and $250 million in 2020 at current foreign currency exchange rates. This estimate could vary materially based on current market conditions, bond calls, and overall duration of the acquired investment portfolio. The amortization of the fair value adjustment on acquired invested assets is recorded as a reduction to Net investment income in the Consolidated statements of operations.

Amortization of the fair value adjustment on assumed long-term debt
The benefit from the amortization of the fair value adjustment on assumed long-term debt was $12 million and $35 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we expect a benefit from the amortization of the fair value adjustment on assumed long-term debt of $12 million for the fourth quarter of 2016, and the next five years as follows: $49 million in 2017, $31 million in 2018, and $19 million in each of the years 2019 through 2021. The amortization of the fair value adjustment on assumed long-term debt is recorded as a reduction to Interest expense in the Consolidated statements of operations.

Net Investment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions of U.S. dollars)	2016	2015	2016	2015
Fixed maturities	$715	$536	$2,044	$1,628
Short-term investments	24	10	69	33
Equity securities	10	4	31	13
Other investments	28	27	81	76
Gross investment income	777	577	2,225	1,750
Investment expenses	(38)	(28)	(104)	(88)
Net investment income	$739	$549	$2,121	$1,662

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 34.7 percent and 27.7 percent for the three and nine months ended September 30, 2016, respectively, compared with the prior year periods. The increases for the three and nine months ended September 30, 2016 were primarily due to the Chubb Corp acquisition which added $312 million and $884 million of net investment income, respectively, partially offset by the unfavorable impact of liquidating investments to fund the acquisition, the unfavorable impact of amortizing the purchase accounting fair value adjustment to investments at the date of acquisition of $91 million and $292 million, respectively, and the unfavorable impact of foreign exchange.

The investment portfolio’s average market yield on fixed maturities was 2.2 percent and 2.9 percent at September 30, 2016 and 2015, respectively. Average market yield on fixed maturities represents the weighted average yield to maturity of our fixed income portfolio based on the market prices of the holdings at that date.

The 2.7 percent and 2.4 percent yield on short-term investments for the three and nine months ended September 30, 2016, respectively, reflects the global nature of our insurance operations.

For the three and nine months ended September 30, 2016, the increase in net investment income from our equity securities reflects the higher invested assets as a result of the Chubb Corp acquisition.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$27	$195	$222	$(51)	$(237)	$(288)
Fixed income derivatives	1	—	1	(22)	—	(22)
Public equity	6	23	29	2	(34)	(32)
Private equity	(13)	(4)	(17)	(1)	(12)	(13)
Total investment portfolio	21	214	235	(72)	(283)	(355)
Variable annuity reinsurance derivative transactions, net of applicable hedges	44	—	44	(313)	—	(313)
Other derivatives	3	—	3	(9)	—	(9)
Foreign exchange	29	(124)	(95)	(2)	(575)	(577)
Other	3	5	8	(1)	14	13
Net gains (losses) before tax	100	95	195	(397)	(844)	(1,241)
Income tax expense (benefit)	27	79	106	(6)	(45)	(51)
Net gains (losses)	$73	$16	$89	$(391)	$(799)	$(1,190)

(1)
For the three months ended September 30, 2016, other-than-temporary impairments included $7 million for fixed maturities, $1 million for public equity, and $4 million for private equity. For the three months ended September 30, 2015, other-than-temporary impairments included $26 million for fixed maturities, $3 million for public equity, and $1 million for private equity.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(in millions of U.S. dollars)	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses) (1)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(156)	$2,237	$2,081	$(50)	$(630)	$(680)
Fixed income derivatives	(85)	—	(85)	6	—	6
Public equity	39	52	91	32	(40)	(8)
Private equity	3	(73)	(70)	10	(19)	(9)
Total investment portfolio	(199)	2,216	2,017	(2)	(689)	(691)
Variable annuity reinsurance derivative transactions, net of applicable hedges	(358)	—	(358)	(268)	—	(268)
Other derivatives	1	—	1	(10)	—	(10)
Foreign exchange	46	269	315	(73)	(860)	(933)
Other	—	8	8	(7)	1	(6)
Net gains (losses) before tax	(510)	2,493	1,983	(360)	(1,548)	(1,908)
Income tax expense (benefit)	22	561	583	2	(145)	(143)
Net gains (losses)	$(532)	$1,932	$1,400	$(362)	$(1,403)	$(1,765)

(1)
For the nine months ended September 30, 2016, other-than-temporary impairments included $77 million for fixed maturities, $7 million for public equity, and $7 million for private equity. For the nine months ended September 30, 2015, other-than-temporary impairments included $46 million for fixed maturities, $4 million for public equity, and $1 million for private equity.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 3.9 years and 3.5 years at September 30, 2016 and December 31, 2015, respectively. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $3.8 billion at September 30, 2016.

The following table shows the fair value and cost/amortized cost of our invested assets:

	September 30, 2016		December 31, 2015
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$81,358	$78,630	$43,587	$43,149
Fixed maturities held to maturity	11,366	10,927	8,552	8,430
Short-term investments	3,548	3,548	10,446	10,446
	96,272	93,105	62,585	62,025
Equity securities	803	695	497	441
Other investments	4,400	4,170	3,291	2,993
Total investments	$101,475	$97,970	$66,373	$65,459

The fair value of our total investments increased $35.1 billion during the nine months ended September 30, 2016, primarily due to the Chubb Corp acquisition, which added $43.0 billion at the date of acquisition, the investing of operating cash flows, and unrealized appreciation, partially offset by investments sold to fund the Chubb Corp acquisition.
The following tables present the market value of our fixed maturities and short-term investments at September 30, 2016 and December 31, 2015. The first table lists investments according to type and second according to S&P credit rating:

	September 30, 2016		December 31, 2015
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,885	3%	$2,395	4%
Agency	558	1%	878	1%
Corporate and asset-backed securities	26,754	28%	17,985	28%
Mortgage-backed securities	15,040	15%	11,701	19%
Municipal	24,240	25%	4,950	8%
Non-U.S.	23,247	24%	14,230	23%
Short-term investments	3,548	4%	10,446	17%
Total	$96,272	100%	$62,585	100%
AAA	$16,878	17%	$14,369	23%
AA	37,325	39%	22,141	36%
A	17,956	19%	10,163	16%
BBB	12,387	13%	8,941	14%
BB	6,719	7%	3,775	6%
B	4,722	5%	3,018	5%
Other	285	—%	178	—%
Total	$96,272	100%	$62,585	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at September 30, 2016:

(in millions of U.S. dollars)	Market Value
JP Morgan Chase & Co	$572
Wells Fargo & Co	487
General Electric Co	448
Goldman Sachs Group Inc	430
Anheuser-Busch InBev NV	371
Verizon Communications Inc	365
Morgan Stanley	342
AT&T Inc	340
Bank of America Corp	339
Berkshire Hathaway Inc	331

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
September 30, 2016 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$12,175	$—	$—	$—	$12,175	$11,806
Non-agency RMBS	1	5	11	5	34	56	57
Commercial mortgage-backed	2,776	27	6	—	—	2,809	2,727
Total mortgage-backed securities	$2,777	$12,207	$17	$5	$34	$15,040	$14,590

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

Our non-U.S. investment grade fixed income portfolios are currency-matched with the insurance liabilities of our non-U.S. operations. The average credit quality of our non-U.S. fixed income securities is A and 55 percent of our holdings are rated AAA or guaranteed by governments or quasi-government agencies. Within the context of these investment portfolios, our government and corporate bond holdings are highly diversified across industries and geographies. Issuer limits are based on credit rating (AA—two percent, A—one percent, BBB—0.5 percent of the total portfolio) and are monitored daily via an internal compliance system. Because of this investment approach, we do not have a direct exposure to troubled sovereign borrowers in Europe. We manage our indirect exposure using the same credit rating based investment approach. Accordingly, we do not believe our indirect exposure is material.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at September 30, 2016:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,719	$1,644
Canada	1,187	1,164
Republic of Korea	1,117	952
Federative Republic of Brazil	808	798
Province of Ontario	494	475
Germany	465	444
Kingdom of Thailand	436	396
United Mexican States	432	427
Province of Quebec	423	405
Australia	320	297
Other Non-U.S. Government Securities (1)	4,292	4,100
Total	$11,693	$11,102

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at September 30, 2016:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,219	$1,765
Canada	1,443	1,406
United States (1)	878	821
France	873	755
Netherlands	827	712
Australia	666	601
Germany	617	472
Japan	423	415
Switzerland	345	295
China	277	249
Other Non-U.S. Corporate Securities	2,986	3,600
Total	$11,554	$11,091
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At September 30, 2016, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 10 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,100 issuers, with the greatest single exposure being $185 million.

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

Critical Accounting Estimates
As of September 30, 2016, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2015 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	September 30	December 31
(in millions of U.S. dollars)	2016	2015
Reinsurance recoverable on unpaid losses and loss expenses (1)	$12,676	$10,741
Reinsurance recoverable on paid losses and loss expenses (1)	772	645
Reinsurance recoverable on losses and loss expenses (1)	$13,448	$11,386
Reinsurance recoverable on policy benefits (1)	$195	$187

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.2 billion and $2.6 billion of collateral at September 30, 2016 and December 31, 2015, respectively. The increase in reinsurance recoverable on losses and loss expenses was primarily due to the Chubb Corp acquisition.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable(1)	Net Losses
Balance at December 31, 2015	$37,303	$10,741	$26,562
Losses and loss expenses incurred	15,237	3,040	12,197
Losses and loss expenses paid	(14,012)	(2,677)	(11,335)
Other (including foreign exchange translation)	(87)	68	(155)
Losses and loss expenses acquired from Chubb Corp	22,906	1,504	21,402
Balance at September 30, 2016	$61,347	$12,676	$48,671

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

The following table presents our total reserves segregated between case reserves (including loss expense reserves) and IBNR reserves:

	September 30, 2016			December 31, 2015
(in millions of U.S. dollars)	Gross	Ceded	Net	Gross	Ceded	Net
Case reserves	$23,100	$5,815	$17,285	$16,647	$5,291	$11,356
IBNR reserves	38,247	6,861	31,386	20,656	5,450	15,206
Total	$61,347	$12,676	$48,671	$37,303	$10,741	$26,562

Asbestos and Environmental (A&E)
During the three months ended September 30, 2016, an internal review was conducted to evaluate the adequacy of environmental liabilities. As a result of the internal review, we increased environmental gross reserves for Brandywine managed operations by $103 million while the net loss reserves increased by $52 million. A&E reserves are included in Corporate. Refer to Corporate in the Overview section and to our 2015 Form 10-K for further information on our A&E exposures.

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

Determination of GLB and Guaranteed minimum death benefits (GMDB) benefit reserves
Management established benefit reserves based on a long-term benefit ratio (or loss ratio) calculated using assumptions reflecting management’s best estimate of the future short-term and long-term performance of the variable annuity line of business. Despite the long-term nature of the risk, the benefit ratio calculation is impacted by short-term market movements that may be judged by management to be transient. Management regularly examines both qualitative and quantitative analysis, including a review of the differential between the benefit ratio used at the most recent valuation date and the benefit ratio calculated on subsequent dates. Management regularly evaluates its estimates and uses judgment to determine the extent to which assumptions underlying the benefit ratio calculation should be adjusted. For the nine months ended September 30, 2016 and 2015, management determined that no change to the benefit ratio was warranted.

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

A third layer of risk management is the hedging strategy which looks to mitigate both long-term economic loss over time as well as dampen income statement volatility. We owned financial market instruments as part of the hedging strategy with a fair value asset (liability) of $4 million and $(4) million at September 30, 2016 and December 31, 2015, respectively. The instruments are substantially collateralized by our counterparties, on a daily basis.

We also limit the aggregate amount of variable annuity reinsurance guarantee risk we are willing to assume. The last substantive transactions were quoted in late 2007. The aggregate number of policyholders is currently decreasing through policyholder withdrawals, annuitizations, and deaths at a rate of 5 percent to 15 percent per annum.

Note that GLB claims cannot occur for any reinsured policy until it has reached the end of its “waiting period”. As shown in the table below, 60 percent of the policies we reinsure reached the end of their “waiting periods” prior to September 30, 2016.

Year of first payment eligibility	Percent of living benefit account values
September 30, 2016 and prior	60%
Remainder of 2016	1%
2017	20%
2018	11%
2019	2%
2020	1%
2021 and after	5%
Total	100%

The following table presents the historical cash flows under these policies for the periods indicated. The amounts represent accrued past premium received and claims paid, split by benefit type.

	Three Months Ended September 30						Nine Months Ended September 30
(in millions of U.S. dollars)	2016			2015			2016			2015
	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total	GMDB	GLB	Total
Premium received	$14	$29	$43	$15	$30	$45	$42	$88	$130	$47	$91	$138
Less paid claims	9	14	23	6	4	10	32	31	63	23	11	34
Net cash received	$5	$15	$20	$9	$26	$35	$10	$57	$67	$24	$80	$104

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at September 30, 2016 and 2015. The table also presents Chubb’s corresponding share of pre-tax industry PMLs for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $2,964 million (or 6.1 percent of our total shareholders’ equity at September 30, 2016). We estimate that at such hypothetical loss levels, Chubb’s share of the aggregate industry PML would be approximately 2.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	September 30			September 30	September 30			September 30
	2016			2015	2016			2015
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$2,964	6.1%	2.1%	$1,709	$1,475	3.0%	3.8%	$730
1-in-250	$5,049	10.4%	2.5%	$2,351	$1,948	4.0%	3.2%	$1,019

The above modeled loss information at September 30, 2016 reflects our in-force portfolio at July 1, 2016. Effective April 1, 2016 Chubb renewed its Global Property Catastrophe Program for our North American and International operations that provides global natural catastrophe and terrorism coverage. The September 30, 2016 modeled loss information reflects the April 1, 2016 reinsurance program as well as the inuring reinsurance protections coverage at July 1, 2016. Refer to “Natural catastrophe property reinsurance program” for additional information on our reinsurance program.

The modeling estimates of both Chubb and industry loss levels are inherently uncertain owing to key assumptions. First, while the use of third-party catastrophe modeling packages to simulate potential hurricane and earthquake losses is prevalent within the insurance industry, the models are reliant upon significant meteorology, seismology, and engineering assumptions to estimate hurricane and earthquake losses. In particular, modeled hurricane and earthquake events are not always a representation of actual events and ensuing additional loss potential. Second, there is no universal standard in the preparation of insured data for use in the models and the running of the modeling software. Third, we are reliant upon third-party estimates of industry insured exposures, and there is significant variation possible around the relationship between our loss and that of the industry following an event. Fourth, we assume that our reinsurance recoveries following an event are fully collectible. These loss estimates do not represent our potential maximum exposures, and it is highly likely that our actual incurred losses would vary materially from the modeled estimates.

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

Chubb purchases a Global Property Catastrophe Reinsurance Program for our North American and International operations. The program is effective April 1, 2016 through March 31, 2017, and consists of three layers in excess of losses retained by Chubb. In addition, we also purchased terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2016 through March 31, 2017 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.5 billion letter of credit/revolver facility. At September 30, 2016, our usage of this letter of credit was $457 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at September 30, 2016. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2015 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the nine months ended September 30, 2016, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $5.0 billion from its Bermuda subsidiaries in 2015, of which $2.7 billion were paid in 2015, while the remaining $2.3 billion were paid during the first quarter of 2016. These dividends were used to finance a portion of the Chubb Corp acquisition by making capital contributions to Chubb INA and Chubb Group Holdings, both subsidiaries of Chubb Limited. In addition, Chubb Limited received dividends of $875 million and $15 million from its Bermuda subsidiaries during the nine months ended September 30, 2016 and 2015, respectively. Chubb Limited received dividends of nil and $261 million from its Switzerland subsidiaries during the nine months ended September 30, 2016 and 2015, respectively.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the nine months ended September 30, 2016 and 2015. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.2 billion and nil from its subsidiaries during the nine months ended September 30, 2016 and 2015, respectively.

Chubb INA received $1.0 billion in capital contributions from Chubb Limited and $4.2 billion from Chubb Group Holdings during the nine months ended September 30, 2016. Chubb INA also received $5.1 billion in capital contributions in 2015, of which $2.8 billion were paid in 2015, while the remaining $2.3 billion were paid in 2016. $5.0 billion of these capital contributions were sourced from the dividends from the Bermuda subsidiaries to fund the Chubb Corp acquisition as noted above.

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the nine months ended September 30, 2016 and 2015.

Operating cash flows were $3.84 billion in the nine months ended September 30, 2016, compared with $2.70 billion in the prior year period. The $1,138 million increase in operating cash flows was primarily due to cash flow contributions from legacy Chubb Corp operations, partially offset by integration expenses paid and higher interest paid on long-term debt.

Cash used for investing was $4.27 billion in the nine months ended September 30, 2016, compared with $1.43 billion in the prior year period. The increase in cash used for investing of $2,849 million was primarily due to cash paid for the purchase of Chubb Corp of $14.25 billion, which was largely funded by sales in our investment portfolio, including net proceeds in short-term investments which offset the cash paid for Chubb Corp. The prior year cash used for investing included cash paid for the purchase of the Fireman's Fund of $365 million, which when netted with cash acquired of $620 million, resulted in a net $255 million of cash inflow.

Cash used for financing was $510 million in the nine months ended September 30, 2016, compared with $777 million in the prior year period. The current year included $851 million of dividends paid on common shares reflecting our higher outstanding share count following the Chubb Corp acquisition, partially offset by policyholder deposits, net of withdrawals, of $226 million. The prior year included $644 million of dividends paid on common shares, $758 million of shares repurchased, and $451 million for the repayments of long-term debt, partially offset by $800 million of proceeds from the issuance of long-term debt.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our long-term investment portfolio holdings. At September 30, 2016, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 4 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	September 30	December 31
(in millions of U.S. dollars, except for percentages)	2016	2015
Short-term debt	$500	$—
Long-term debt	12,621	9,389
Total debt	13,121	9,389
Trust preferred securities	308	307
Total shareholders’ equity	48,372	29,135
Total capitalization	$61,801	$38,831
Ratio of debt to total capitalization	21.2%	24.2%
Ratio of debt plus trust preferred securities to total capitalization	21.7%	25.0%

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

On January 14, 2016, we acquired Chubb Corp for approximately $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock, based on the Chubb Limited (formerly ACE Limited) closing price on the acquisition date. In addition, we assumed outstanding equity awards to employees and directors with an attributed value of approximately $323 million. The total consideration, including assumption of equity awards, was $29.8 billion. We financed the cash portion of the transaction through a combination of $9.0 billion sourced from various Chubb Limited and Chubb Corp companies plus $5.3 billion of senior notes, which were issued in November 2015. Refer to Note 2 and Note 7 to the Consolidated Financial Statements for additional information on the acquisition and the $5.3 billion of senior notes, respectively.

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

For the nine months ended September 30, 2015, we repurchased $734 million of Common Shares in a series of open market transactions under the Board of Directors (Board) authorization which expired on December 31, 2015. There are no outstanding repurchase authorizations subsequent to December 31, 2015. At this time, management has elected to discontinue share repurchases. At September 30, 2016, there were 14,497,754 Common Shares in treasury with a weighted average cost of $106.92 per share.

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

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 31, 2015	January 21, 2016	$0.67 (CHF 0.67)
March 31, 2016	April 21, 2016	$0.67 (CHF 0.66)
June 30, 2016	July 21, 2016	$0.69 (CHF 0.68)
September 30, 2016	October 21, 2016	$0.69 (CHF 0.67)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential losses from various market risks including changes in interest rates, equity prices, and foreign currency exchange rates. Further, through writing the GLB and GMDB products, we are exposed to volatility in the equity and credit markets, as well as interest rates. Our investment portfolio consists primarily of fixed income securities, denominated in both U.S. dollars and foreign currencies, which are sensitive to changes in interest rates and foreign currency exchange rates. The majority of our fixed income portfolio is classified as available for sale. The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an OTTI charge in Net income. Changes in interest rates and foreign currency exchange rates will have an immediate effect on Shareholders' equity and Comprehensive income and in certain instances, Net income. From time to time, we also use derivative instruments such as futures, options, swaps, and foreign currency forward contracts to manage the duration of our investment portfolio and foreign currency exposures and also to obtain exposure to a particular financial market. At September 30, 2016 and December 31, 2015, our notional exposure to derivative instruments was $5.0 billion and $3.1 billion, respectively. These instruments are recognized as assets or liabilities in our consolidated financial statements and are sensitive to changes in interest rates, foreign currency exchange rates, and equity security prices. As part of our investing activities, we from time to time purchase to be announced mortgage backed securities (TBAs). Changes in the fair value of TBAs are included in Net realized gains (losses) and therefore, have an immediate effect on both our Net income and Shareholders' equity.

We seek to mitigate market risk using a number of techniques, including maintaining and managing the assets and liabilities of our international operations consistent with the foreign currencies of the underlying insurance and reinsurance businesses, thereby limiting exchange rate risk to net assets denominated in foreign currencies.

The following is a discussion of our primary market risk exposures at September 30, 2016. Our policies to address these risks in 2016 were not materially different from 2015. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

The following table presents the impact at September 30, 2016 and December 31, 2015, on the fair value of our fixed income portfolio of a hypothetical increase in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in billions of U.S. dollars, except for percentages)	September 30 2016	December 31 2015
Fair value of fixed income portfolio	$96.3	$62.6
Pre-tax impact of 100 bps increase in interest rates:
In dollars	$3.8	$2.2
As a percentage of total fixed income portfolio at fair value	3.9%	3.5%

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

The following table presents the impact at September 30, 2016 and December 31, 2015, on the fair value of our debt obligations of a hypothetical decrease in interest rates of 100 bps applied instantly across the U.S. yield curve (an immediate time horizon was used as this presents the worst case scenario):

(in millions of U.S. dollars, except for percentages)	September 30 2016	December 31 2015
Fair value of debt obligations, including repurchase agreements	$16,139	$11,528
Impact of 100 bps decrease in interest rates:
In dollars	$1,313	$921
As a percentage of total debt obligations at fair value	8.1%	8.0%

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

The following table summarizes the net assets in non-U.S. currencies at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015		2016 vs. 2015 % change in exchange rate per USD
		Exchange rate		Exchange rate
(in millions of U.S. dollars, except for percentages)	Net Assets	per USD	Net Assets	per USD
British pound sterling (GBP)	$2,719	1.2972	$1,200	1.4736	(12.0)%
Canadian dollar (CAD)	2,309	0.7618	507	0.7226	5.4%
Euro (EUR)	1,785	1.1235	749	1.0862	3.4%
Australian dollar (AUD)	1,360	0.7664	373	0.7286	5.2%
Brazilian real (BRL)	1,246	0.3065	682	0.2525	21.4%
Korean Won (KRW) (x100)	712	0.0908	613	0.0851	6.7%
Mexican peso (MXN)	643	0.0516	683	0.0581	(11.2)%
Japanese yen (JPY)	529	0.0099	493	0.0083	19.3%
Thailand Baht (THB)	440	0.0289	377	0.0278	4.0%
Other foreign currencies	1,739	various	1,189	various	NM
Net assets denominated in foreign currencies	$13,482		$6,866
As a percentage of total net assets	27.9%		23.6%
Pre-tax impact on Shareholders' equity of a hypothetical 10 percent strengthening of the U.S. dollar	$1,223		$624
(1) At September 30, 2016, net assets denominated in foreign currencies comprised approximately 41% tangible assets and 59% intangible assets, primarily goodwill. The increase in foreign denominated net assets is due to the Chubb Corp acquisition.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at September 30, 2016 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at September 30, 2016

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from September 30, 2016 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 60 percent of that population has become eligible to annuitize and generate a claim (since approximately 40 percent of policies are not eligible to annuitize until after September 30, 2016). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$566	$338	$46	$(305)	$(714)	$(1,172)
	Increase/(decrease) in hedge value	(127)	—	127	254	381	508
	Increase/(decrease) in net income	$439	$338	$173	$(51)	$(333)	$(664)
Flat	(Increase)/decrease in Gross FVL	$270	$—	$(334)	$(727)	$(1,175)	$(1,661)
	Increase/(decrease) in hedge value	(127)	—	127	254	381	508
	Increase/(decrease) in net income	$143	$—	$(207)	$(473)	$(794)	$(1,153)
-100 bps	(Increase)/decrease in Gross FVL	$(91)	$(399)	$(773)	$(1,202)	$(1,677)	$(2,179)
	Increase/(decrease) in hedge value	(127)	—	127	254	381	508
	Increase/(decrease) in net income	$(218)	$(399)	$(646)	$(948)	$(1,296)	$(1,671)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$82	$(92)	$(1)	$1	$(14)	$12
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$82	$(92)	$(1)	$1	$(14)	$12

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$31	$16	$(16)	$(32)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$31	$16	$(16)	$(32)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$299	$164	$(201)	$(432)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$299	$164	$(201)	$(432)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(395)	$(218)	$281	$603
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(395)	$(218)	$281	$603

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2016. Based upon that evaluation, which excluded the impact of the acquisition of The Chubb Corporation discussed below, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter 2016, we acquired all of the outstanding shares of The Chubb Corporation (Legacy Chubb). For the three and nine months ended September 30, 2016, Legacy Chubb represented approximately 31 percent and 34 percent of consolidated revenues, respectively, and approximately 40 percent and 46 percent of pre-tax income, respectively. At September 30, 2016, Legacy Chubb represented approximately 40 percent of total assets. We currently exclude, and are in the process of working to incorporate, Legacy Chubb in our evaluation of internal controls over financial reporting and related disclosure controls and procedures.

Other than working to incorporate Legacy Chubb as mentioned above, there has been no change in Chubb’s internal controls over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Chubb’s internal controls over financial reporting.

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
On June 23, 2016, the United Kingdom voted in a national referendum to withdraw from the European Union. The result of the referendum does not legally obligate the United Kingdom to exit the European Union, and it is unclear if or when the United Kingdom will formally serve notice to the European Council of its desire to withdraw, a process that is unprecedented in European Union history, and one that could involve months or years of negotiation to draft and approve a withdrawal agreement in accordance with Article 50 of the Treaty on European Union.

Regardless of any eventual timing or terms of the United Kingdom’s exit from the European Union, the June referendum has created significant political, social, and macroeconomic uncertainty. As a result of this uncertainty, in the immediate wake of the UK referendum, stock exchange indices around the world, and in the United Kingdom in particular, declined significantly. In addition, the pound sterling experienced sharp depreciation following the vote. Refer to Quantitative and Qualitative Disclosures about Market Risk under Part I, Item 3 for additional information on our foreign currency management. Also, within one day of the referendum, Moody’s, Fitch and S&P each downgraded the outlook of the UK government’s bond rating from stable to negative warning that the country’s economic growth and fiscal strength are likely to be lower in the event the United Kingdom exits the European Union.

The possible exit of the United Kingdom (or any other country) from the European Union, the potential withdrawal of Scotland or Northern Ireland from the United Kingdom, or prolonged periods of uncertainty relating to any of these possibilities could result in significant macroeconomic deterioration including, but not limited to, further decreases in global stock exchange indices, increased foreign exchange volatility (in particular a further weakening of the pound sterling and euro against other leading currencies), decreased GDP in the United Kingdom, and a downgrade of the United Kingdom’s sovereign credit rating. In addition, there are increasing concerns that these events could push the United Kingdom, Eurozone, and/or United States into an economic recession any of which, were they to occur, would further destabilize the global financial markets and could have a material adverse effect on our business, financial condition, and results of operations. We have significant operations in the UK and other EU member states. Depending on the final terms of the UK exit, we may be required to reorganize our operations and legal entity structure in the UK and the EU in a manner that could be less efficient and more expensive.

The result of the June referendum has also raised concerns regarding the terms for future UK access to the EU Single Market, which is made up of the 27 other EU member states and, to some extent, Iceland, Liechtenstein, and Norway (together, the European Economic Area or EEA). The rules governing the EU Single Market requires local risks to be underwritten by a local authorized insurer; an EEA authorized insurer or a non-local insurer with the benefit of an EU “passport”. As such, UK insurers, including us, are able to underwrite risks from the UK into EEA member states via a “passport”. In the event that, following the

UK’s withdrawal from the EU, UK insurers were unable to access the EU Single Market via a passporting arrangement, a regulatory equivalence regime or other similar arrangement, such insurers may not be able to underwrite risks into EEA member states except through local branches incorporated in the EEA. Such branches might require local authorization, regulatory and prudential supervision, and capital to be deposited. Any change to the terms of the UK’s access to the EU Single Market following the withdrawal of the UK from the EU could have a material adverse effect on our business, financial condition, and results of operations.

In addition, Lloyd’s currently benefits from EU Single Market passporting arrangements, which allow its syndicates and coverholders to write business in EEA member states. Lloyd’s might not be able to maintain such passporting rights or equivalent rights following the withdrawal of the UK from the EU, which could restrict our ability to write business in the EEA through Lloyd’s syndicates and coverholders and therefore have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1 through July 31	19,062	$129.45
August 1 through August 31	14,002	$125.61
September 1 through September 30	3,388	$126.87
Total	36,452	$127.74

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

CHUBB LIMITED
(Registrant)

November 3, 2016	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

November 3, 2016	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation, dated as of June 30, 2015	8-K	2.1	July 7, 2015

3.1	Articles of Association of the Company, as amended	8-K	3.1	May 20, 2016

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	March 2, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 20, 2016

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	March 2, 2016

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements
					X