Form 10-Q
period 2017-03-31
Chubb Ltd
filed 2017-05-04
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
YES ☑                                                 NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of April 21, 2017 was 466,925,420.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	March 31	December 31
(in millions of U.S. dollars, except share and per share data)	2017	2016
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $79,957 and $79,536)	$80,806	$80,115
(includes hybrid financial instruments of $2 and $2)
Fixed maturities held to maturity, at amortized cost (fair value – $10,604 and $10,670)	10,519	10,644
Equity securities, at fair value (cost – $699 and $706)	835	814
Short-term investments, at fair value and amortized cost	2,780	3,002
Other investments (cost – $4,271 and $4,270)	4,551	4,519
Total investments	99,491	99,094
Cash	1,063	985
Securities lending collateral	1,071	1,092
Accrued investment income	897	918
Insurance and reinsurance balances receivable	8,880	8,970
Reinsurance recoverable on losses and loss expenses	13,769	13,577
Reinsurance recoverable on policy benefits	187	182
Deferred policy acquisition costs	4,406	4,314
Value of business acquired	345	355
Goodwill	15,387	15,332
Other intangible assets	6,674	6,763
Prepaid reinsurance premiums	2,549	2,448
Investments in partially-owned insurance companies	666	666
Other assets	5,582	5,090
Total assets	$160,967	$159,786
Liabilities
Unpaid losses and loss expenses	$60,579	$60,540
Unearned premiums	14,857	14,779
Future policy benefits	5,086	5,036
Insurance and reinsurance balances payable	5,797	5,637
Securities lending payable	1,072	1,093
Accounts payable, accrued expenses, and other liabilities	9,073	8,617
Deferred tax liabilities	967	988
Repurchase agreements	1,404	1,403
Short-term debt	300	500
Long-term debt	12,300	12,610
Trust preferred securities	308	308
Total liabilities	111,743	111,511
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 467,223,019 and 465,968,716 shares outstanding)	11,121	11,121
Common Shares in treasury (12,560,845 and 13,815,148 shares)	(1,398)	(1,480)
Additional paid-in capital	14,795	15,335
Retained earnings	24,706	23,613
Accumulated other comprehensive income (loss) (AOCI)	—	(314)
Total shareholders’ equity	49,224	48,275
Total liabilities and shareholders’ equity	$160,967	$159,786
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars, except per share data)	2017	2016
Revenues
Net premiums written	$6,710	$5,995
Decrease in unearned premiums	62	602
Net premiums earned	6,772	6,597
Net investment income	745	674
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(19)	(71)
Portion of OTTI losses recognized in other comprehensive income (OCI)	—	8
Net OTTI losses recognized in income	(19)	(63)
Net realized gains (losses) excluding OTTI losses	12	(331)
Total net realized gains (losses) (includes $(8) and $(152) reclassified from AOCI)	(7)	(394)
Total revenues	7,510	6,877
Expenses
Losses and loss expenses	3,789	3,674
Policy benefits	168	126
Policy acquisition costs	1,397	1,413
Administrative expenses	676	772
Interest expense	154	146
Other (income) expense	(70)	28
Amortization of purchased intangibles	64	7
Chubb integration expenses	111	148
Total expenses	6,289	6,314
Income before income tax	1,221	563
Income tax (benefit) expense (includes $(6) and $(1) on reclassified unrealized losses)	128	124
Net income	$1,093	$439
Other comprehensive income
Unrealized appreciation	$307	$905
Reclassification adjustment for net realized losses included in net income	8	152
	315	1,057
Change in:
Cumulative foreign currency translation adjustment	134	312
Postretirement benefit liability adjustment	(20)	2
Other comprehensive income, before income tax	429	1,371
Income tax expense related to OCI items	(115)	(269)
Other comprehensive income	314	1,102
Comprehensive income	$1,407	$1,541
Earnings per share
Basic earnings per share	$2.33	$0.98
Diluted earnings per share	$2.31	$0.97
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Common Shares
Balance – beginning of period	$11,121	$7,833
Shares issued for Chubb Corp acquisition	—	3,288
Balance – end of period	11,121	11,121
Common Shares in treasury
Balance – beginning of period	(1,480)	(1,922)
Common Shares repurchased	(140)	—
Net shares redeemed under employee share-based compensation plans	222	274
Balance – end of period	(1,398)	(1,648)
Additional paid-in capital
Balance – beginning of period	15,335	4,481
Shares issued for Chubb Corp acquisition	—	11,916
Equity awards assumed in Chubb Corp acquisition	—	323
Net shares redeemed under employee share-based compensation plans	(260)	(310)
Exercise of stock options	(21)	(21)
Share-based compensation expense and other	65	65
Funding of dividends declared to Retained earnings	(324)	(314)
Balance – end of period	14,795	16,140
Retained earnings
Balance – beginning of period	23,613	19,478
Net income	1,093	439
Funding of dividends declared from Additional paid-in capital	324	314
Dividends declared on Common Shares	(324)	(314)
Balance – end of period	24,706	19,917
Accumulated other comprehensive income
Net unrealized appreciation on investments
Balance – beginning of period	1,058	874
Change in period, before reclassification from AOCI, net of income tax expense of $(102) and $(232)	205	673
Amounts reclassified from AOCI, net of income tax expense of $(6) and $(1)	2	151
Change in period, net of income tax expense of $(108) and $(233)	207	824
Balance – end of period	1,265	1,698
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,663)	(1,539)
Change in period, net of income tax expense of $(3) and $(35)	131	277
Balance – end of period	(1,532)	(1,262)
Postretirement benefit liability adjustment
Balance – beginning of period	291	(70)
Change in period, net of income tax expense of $(4) and $(1)	(24)	1
Balance – end of period	267	(69)
Accumulated other comprehensive income	—	367
Total shareholders’ equity	$49,224	$45,897
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended March 31
(in millions of U.S. dollars)	2017	2016
Cash flows from operating activities
Net income	$1,093	$439
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	7	394
Amortization of premiums/discounts on fixed maturities	184	174
Amortization of UPR related to the Chubb Corp acquisition	—	570
Deferred income taxes	(127)	(42)
Unpaid losses and loss expenses	(154)	(72)
Unearned premiums	17	(616)
Future policy benefits	40	28
Insurance and reinsurance balances payable	252	(15)
Accounts payable, accrued expenses, and other liabilities	(491)	(34)
Income taxes payable	191	143
Insurance and reinsurance balances receivable	30	601
Reinsurance recoverable on losses and loss expenses	(122)	194
Reinsurance recoverable on policy benefits	(5)	3
Deferred policy acquisition costs	(59)	(480)
Prepaid reinsurance premiums	(81)	14
Other	238	(281)
Net cash flows from operating activities	1,013	1,020
Cash flows from investing activities
Purchases of fixed maturities available for sale	(6,250)	(8,104)
Purchases of fixed maturities held to maturity	(157)	(77)
Purchases of equity securities	(37)	(33)
Sales of fixed maturities available for sale	3,395	6,329
Sales of equity securities	46	761
Maturities and redemptions of fixed maturities available for sale	2,543	1,553
Maturities and redemptions of fixed maturities held to maturity	240	249
Net change in short-term investments	232	11,932
Net derivative instruments settlements	(89)	(22)
Acquisition of subsidiaries (net of cash acquired of nil and $57)	—	(14,262)
Other	17	59
Net cash flows used for investing activities	(60)	(1,615)
Cash flows from financing activities
Dividends paid on Common Shares	(324)	(218)
Common Shares repurchased	(128)	—
Repayment of long-term debt	(500)	—
Proceeds from issuance of repurchase agreements	753	853
Repayment of repurchase agreements	(752)	(853)
Proceeds from share-based compensation plans	42	51
Policyholder contract deposits	109	118
Policyholder contract withdrawals	(58)	(49)
Other	—	(4)
Net cash flows used for financing activities	(858)	(102)
Effect of foreign currency rate changes on cash and cash equivalents	(17)	13
Net increase (decrease) in cash	78	(684)
Cash – beginning of period	985	1,775
Cash – end of period	$1,063	$1,091
Supplemental cash flow information
Taxes paid	$54	$106
Interest paid	$75	$71
See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Chubb Limited and Subsidiaries

1. General

a) Basis of presentation

Chubb Limited is a holding company incorporated in Zurich, Switzerland. Chubb Limited, through its subsidiaries, provides a broad range of insurance and reinsurance products to insureds worldwide. Chubb operates through the following business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. Refer to Note 10 for additional information.

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

The results of operations and cash flows for any interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2016 Form 10-K.

b) Goodwill
During the three months ended March 31, 2017, Goodwill increased $55 million, reflecting the impact of foreign exchange.

c) Debt
In February 2017, Chubb INA Holdings Inc.’s $500 million of 5.7 percent senior notes matured and were fully paid. In March 2017, we reclassified $300 million of 5.8 percent senior notes, due to mature in March 2018, from Long-term debt to Short-term debt in the Consolidated balance sheets. Effective April 15, 2017, the interest rate on our $1.0 billion of unsecured junior subordinated capital securities converted to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points, or approximately 3.41 percent on the conversion date. Previously, these capital securities carried interest at a rate of 6.375 percent. The scheduled maturity date for these securities is April 15, 2037.

d) Accounting guidance adopted in 2017

Stock Compensation
Effective January 2017, we prospectively adopted new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. The calculation of the excess tax benefits or deficiencies is based on the difference between the market value of a stock award at the date of vesting, or at the time of exercise for a stock option, compared to the grant date fair value recognized as compensation expense in the Consolidated statements of operations. For the three months ended March 31, 2017, the excess tax benefit recorded to Income tax expense on the Consolidated statement of operations was $25 million. Additionally, the guidance allows for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. We elected to retain our current accounting for compensation expense using a forfeiture estimation process.

e) Accounting guidance not yet adopted

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our claims management and risk control services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard is effective for us in the first quarter of 2018 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial condition or results of operations given that the majority of our business is outside the scope of this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance that affects the recognition, measurement, presentation, and disclosure of financial instruments. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available for sale (AFS) debt securities in combination with other deferred tax assets. The standard will be effective for us in the first quarter of 2018. We are in the process of evaluating the effect the updated guidance will have on our financial condition and results of operations.

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

The guidance also amends the current debt security other-than-temporary impairment model by requiring an estimate of the expected credit loss (ECL) only when the fair value is below the amortized cost of the asset. The length of time the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a potential credit loss exists. The AFS debt security model will also require the use of a valuation allowance as compared to the current practice of writing down the asset.

The standard will be effective for us in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. We will be able to assess the effect of adopting this guidance on our financial condition and results of operations closer to the date of adoption.

Statement of Cash Flows
In August 2016, the FASB issued guidance clarifying the classification of certain cash receipts and cash payments within the statement of cash flows, including distributions received from equity method investments. The guidance requires entities to make an accounting policy election to present cash flows received either in operating cash flows or investing cash flows based on cumulative equity-method earnings or on the nature of the distributions. The updated guidance will be effective for us in the first quarter of 2018 with early adoption permitted. The updated guidance should be applied retrospectively, unless it is impracticable to do so, at which point the guidance should be applied prospectively. We are in the process of evaluating the effect the updated guidance will have on our statements of cash flows.

Goodwill Impairment
In January 2017, the FASB issued updated guidance on goodwill impairment testing that eliminates Step 2 of the goodwill impairment test requiring entities to calculate the implied fair value of goodwill through a hypothetical purchase price allocation. Under the updated guidance, impairment will now be recognized as the amount by which a reporting unit’s carrying value exceeds its fair value. The standard will be effective for us in the first quarter of 2020 on a prospective basis with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our financial condition and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2. Acquisition

The Chubb Corporation (Chubb Corp)
On January 14, 2016, we completed the acquisition of Chubb Corp, a leading provider of middle-market commercial, specialty, surety, and personal insurance for $29.5 billion, comprising $14.3 billion in cash and $15.2 billion in newly-issued stock. In addition, we assumed outstanding equity awards to employees and directors with an attributed value of $323 million. The total consideration, including the assumption of equity awards, was $29.8 billion. We recognized goodwill of $10.5 billion, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes. Refer to the 2016 Form 10-K for additional information on this acquisition.

The consolidated financial statements include the results of Chubb Corp from the acquisition date.

The following table summarizes the results of the acquired Chubb Corp operations from January 14, 2016 to March 31, 2016 included within our 2016 Consolidated statement of operations:

(in millions of U.S. dollars)	January 14, 2016 to March 31, 2016
Total revenues	$2,487
Net income	$255

The following table provides supplemental unaudited pro forma consolidated information for the three months ended March 31, 2016, as if Chubb Corp had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2016
Total revenues	$7,322
Net income	$534
Earnings per share
Basic earnings per share	$1.14
Diluted earnings per share	$1.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

March 31, 2017	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,900	$34	$(35)	$2,899	$—
Foreign	20,795	651	(79)	21,367	(3)
Corporate securities	24,372	603	(133)	24,842	(8)
Mortgage-backed securities	14,217	127	(198)	14,146	(1)
States, municipalities, and political subdivisions	17,673	81	(202)	17,552	—
	$79,957	$1,496	$(647)	$80,806	$(12)
Held to maturity
U.S. Treasury and agency	$601	$10	$(3)	$608	$—
Foreign	625	27	(1)	651	—
Corporate securities	2,710	50	(20)	2,740	—
Mortgage-backed securities	1,319	35	—	1,354	—
States, municipalities, and political subdivisions	5,264	37	(50)	5,251	—
	$10,519	$159	$(74)	$10,604	$—

December 31, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,883	$32	$(45)	$2,870	$—
Foreign	20,929	636	(125)	21,440	(5)
Corporate securities	23,736	580	(167)	24,149	(8)
Mortgage-backed securities	14,066	135	(194)	14,007	(1)
States, municipalities, and political subdivisions	17,922	72	(345)	17,649	—
	$79,536	$1,455	$(876)	$80,115	$(14)
Held to maturity
U.S. Treasury and agency	$655	$9	$(3)	$661	$—
Foreign	640	28	(1)	667	—
Corporate securities	2,771	50	(26)	2,795	—
Mortgage-backed securities	1,393	35	—	1,428	—
States, municipalities, and political subdivisions	5,185	26	(92)	5,119	—
	$10,644	$148	$(122)	$10,670	$—

As discussed in Note 3 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statement of shareholders’ equity. For the three months ended March 31, 2017 and 2016, nil and $23 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At both March 31, 2017 and December 31, 2016, AOCI included cumulative net unrealized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

appreciation of $10 million related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities (TBAs) held (refer to Note 6 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 82 percent and 81 percent of the total mortgage-backed securities at March 31, 2017 and December 31, 2016, respectively, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		March 31		December 31
		2017		2016
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,828	$3,851	$3,892	$3,913
Due after 1 year through 5 years	23,950	24,413	24,027	24,429
Due after 5 years through 10 years	27,693	27,955	27,262	27,379
Due after 10 years	10,269	10,441	10,289	10,387
	65,740	66,660	65,470	66,108
Mortgage-backed securities	14,217	14,146	14,066	14,007
	$79,957	$80,806	$79,536	$80,115
Held to maturity
Due in 1 year or less	$481	$486	$430	$435
Due after 1 year through 5 years	2,648	2,695	2,646	2,691
Due after 5 years through 10 years	2,973	2,980	2,969	2,944
Due after 10 years	3,098	3,089	3,206	3,172
	9,200	9,250	9,251	9,242
Mortgage-backed securities	1,319	1,354	1,393	1,428
	$10,519	$10,604	$10,644	$10,670

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	March 31	December 31
(in millions of U.S. dollars)	2017	2016
Cost	$699	$706
Gross unrealized appreciation	144	129
Gross unrealized depreciation	(8)	(21)
Fair value	$835	$814

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

For the three months ended March 31, 2017 and 2016, credit losses recognized in Net income for corporate securities were $1 million and $17 million, respectively.

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

For both the three months ended March 31, 2017 and 2016, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Fixed maturities:
OTTI on fixed maturities, gross	$(6)	$(67)
OTTI on fixed maturities recognized in OCI (pre-tax)	—	8
OTTI on fixed maturities, net	(6)	(59)
Gross realized gains excluding OTTI	34	65
Gross realized losses excluding OTTI	(40)	(196)
Total fixed maturities	(12)	(190)
Equity securities:
OTTI on equity securities	(5)	(1)
Gross realized gains excluding OTTI	9	40
Gross realized losses excluding OTTI	—	(1)
Total equity securities	4	38
OTTI on other investments	(8)	(3)
Foreign exchange gains (losses)	(19)	39
Investment and embedded derivative instruments	6	(39)
Fair value adjustments on insurance derivative	93	(228)
S&P put options and futures	(74)	(15)
Other derivative instruments	2	(2)
Other	1	6
Net realized gains (losses)	$(7)	$(394)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Balance of credit losses related to securities still held – beginning of period	$35	$53
Additions where no OTTI was previously recorded	—	11
Additions where an OTTI was previously recorded	1	6
Reductions for securities sold during the period	(4)	(13)
Balance of credit losses related to securities still held – end of period	$32	$57

d) Gross unrealized loss
At March 31, 2017, there were 9,408 fixed maturities out of a total of 31,098 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $6 million. There were 70 equity securities out of a total of 325 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at March 31, 2017, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
March 31, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,011	$(38)	$—	$—	$2,011	$(38)
Foreign	4,428	(59)	684	(21)	5,112	(80)
Corporate securities	6,139	(121)	491	(32)	6,630	(153)
Mortgage-backed securities	8,735	(195)	131	(3)	8,866	(198)
States, municipalities, and political subdivisions	16,731	(248)	123	(4)	16,854	(252)
Total fixed maturities	38,044	(661)	1,429	(60)	39,473	(721)
Equity securities	150	(8)	—	—	150	(8)
Other investments	84	(9)	—	—	84	(9)
Total	$38,278	$(678)	$1,429	$(60)	$39,707	$(738)

	0 – 12 Months		Over 12 Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,216	$(48)	$—	$—	$2,216	$(48)
Foreign	5,918	(99)	386	(27)	6,304	(126)
Corporate securities	7,021	(149)	641	(44)	7,662	(193)
Mortgage-backed securities	8,638	(189)	234	(5)	8,872	(194)
States, municipalities, and political subdivisions	19,448	(435)	49	(2)	19,497	(437)
Total fixed maturities	43,241	(920)	1,310	(78)	44,551	(998)
Equity securities	199	(21)	—	—	199	(21)
Other investments	201	(18)	—	—	201	(18)
Total	$43,641	$(959)	$1,310	$(78)	$44,951	$(1,037)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at March 31, 2017 and December 31, 2016 are investments, primarily fixed maturities, totaling $20.6 billion and $20.1 billion, respectively, and cash of $97 million and $103 million, respectively.
The following table presents the components of restricted assets:

	March 31	December 31
(in millions of U.S. dollars)	2017	2016
Trust funds	$14,359	$13,880
Deposits with U.S. regulatory authorities	2,356	2,203
Deposits with non-U.S. regulatory authorities	2,192	2,191
Assets pledged under repurchase agreements	1,453	1,461
Other pledged assets	366	435
	$20,726	$20,170

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

Other derivative instruments
We generally maintain positions in other derivative instruments including exchange-traded equity futures contracts designed to limit exposure to a severe equity market decline, which would cause an increase in expected claims and, therefore, an increase in reserves for our guaranteed minimum death benefits (GMDB) and guaranteed living benefits (GLB) reinsurance business. Our position in exchange-traded equity futures contracts is classified within Level 1. The fair value of the majority of the remaining positions in other derivative instruments is based on significant observable inputs including equity security and interest rate indices. Accordingly, these are classified within Level 2. Other derivative instruments based on unobservable inputs are classified within Level 3. Other derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. For the three months ended March 31, 2017 and 2016, no material technical refinements were made to the model. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2016 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

March 31, 2017	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,222	$677	$—	$2,899
Foreign	—	21,287	80	21,367
Corporate securities	—	24,105	737	24,842
Mortgage-backed securities	—	14,101	45	14,146
States, municipalities, and political subdivisions	—	17,552	—	17,552
	2,222	77,722	862	80,806
Equity securities	794	—	41	835
Short-term investments	1,548	1,211	21	2,780
Other investments (1)	425	280	232	937
Securities lending collateral	—	1,071	—	1,071
Investment derivative instruments	15	—	—	15
Other derivative instruments	8	—	—	8
Separate account assets	1,970	97	—	2,067
Total assets measured at fair value (1)	$6,982	$80,381	$1,156	$88,519
Liabilities:
Investment derivative instruments	$30	$—	$—	$30
Other derivative instruments	—	—	11	11
GLB (2)	—	—	466	466
Total liabilities measured at fair value	$30	$—	$477	$507

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,594 million and other investments of $20 million at March 31, 2017 measured using NAV as a practical expedient.

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

There were no transfers of financial instruments between Level 1 and Level 2 for both the three months ended March 31, 2017 and 2016.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			March 31		December 31
	Expected Liquidation Period of Underlying Assets		2017		2016
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$548	$398	$548	$428
Real Assets	3 to 7 Years	612	186	536	230
Distressed	5 to 9 Years	350	179	485	179
Private Credit	3 to 7 Years	244	248	236	259
Traditional	3 to 9 Years	1,563	870	1,550	930
Vintage	1 to 2 Years	18	14	21	14
Investment funds	Not Applicable	259	—	251	—
		$3,594	$1,895	$3,627	$2,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	March 31, 2017	December 31, 2016
GLB (1)	$466	$559	Actuarial model	Lapse rate	3% – 34%
				Annuitization rate	0% – 78%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
March 31, 2017	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$74	$681	$45	$41	$25	$225	$13	$559
Transfers into Level 3	—	29	—	—	—	—	—	—
Transfers out of Level 3	—	(54)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	(1)	(8)	—	—	—	4	—	—
Net Realized Gains/Losses	(1)	(1)	—	—	—	—	(2)	(93)
Purchases	14	156	1	—	7	8	—	—
Sales	(3)	(27)	(1)	—	—	—	—	—
Settlements	(3)	(39)	—	—	(11)	(4)	—	—
Balance – end of period	$80	$737	$45	$41	$21	$233	$11	$466
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(2)	$(93)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $774 million at March 31, 2017, and $853 million at December 31, 2016, which includes a fair value derivative adjustment of $466 million and $559 million, respectively.

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Other investments	Other derivative instruments	GLB(1)
March 31, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$57	$174	$53	$16	$212	$6	$609
Transfers into Level 3	6	16	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	6	2	—	—	—	—	—
Net Realized Gains/Losses	(5)	(6)	—	—	—	2	230
Purchases (2)	5	93	—	13	6	2	—
Sales	(1)	(14)	(5)	—	—	—	—
Settlements	(4)	(4)	—	—	(7)	—	—
Balance – end of period	$62	$261	$48	$29	$211	$10	$839
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(4)	$(7)	$—	$—	$—	$2	$230

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1.1 billion at March 31, 2016, and $888 million at December 31, 2015, which includes a fair value derivative adjustment of $839 million and $609 million, respectively.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

March 31, 2017	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$518	$90	$—	$608	$601
Foreign	—	651	—	651	625
Corporate securities	—	2,728	12	2,740	2,710
Mortgage-backed securities	—	1,354	—	1,354	1,319
States, municipalities, and political subdivisions	—	5,251	—	5,251	5,264
Total assets	$518	$10,074	$12	$10,604	$10,519
Liabilities:
Repurchase agreements	$—	$1,404	$—	$1,404	$1,404
Short-term debt	—	312	—	312	300
Long-term debt	—	12,757	—	12,757	12,300
Trust preferred securities	—	458	—	458	308
Total liabilities	$—	$14,931	$—	$14,931	$14,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

December 31, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$555	$106	$—	$661	$655
Foreign	—	667	—	667	640
Corporate securities	—	2,782	13	2,795	2,771
Mortgage-backed securities	—	1,428	—	1,428	1,393
States, municipalities, and political subdivisions	—	5,119	—	5,119	5,185
Total assets	$555	$10,102	$13	$10,670	$10,644
Liabilities:
Repurchase agreements	$—	$1,403	$—	$1,403	$1,403
Short-term debt	—	503	—	503	500
Long-term debt	—	12,998	—	12,998	12,610
Trust preferred securities	—	456	—	456	308
Total liabilities	$—	$15,360	$—	$15,360	$14,821
5. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Three Months Ended March 31
(in millions of U.S. dollars)	2017	2016
Gross unpaid losses and loss expenses – beginning of period	$60,540	$37,303
Reinsurance recoverable on unpaid losses (1)	(12,708)	(10,741)
Net unpaid losses and loss expenses – beginning of period	47,832	26,562
Acquisition of subsidiaries	—	21,363
Total	47,832	47,925
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	4,078	3,965
Prior years (2)	(289)	(291)
Total	3,789	3,674
Net losses and loss expenses paid in respect of losses occurring in:
Current year	798	586
Prior years	3,109	2,963
Total	3,907	3,549
Foreign currency revaluation and other	54	29
Net unpaid losses and loss expenses – end of period	47,768	48,079
Reinsurance recoverable on unpaid losses (1)	12,811	12,127
Gross unpaid losses and loss expenses – end of period	$60,579	$60,206
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

Under reinsurance programs covering GLBs, Chubb assumes the risk of GLBs, including GMIB and GMAB, associated with variable annuity contracts. The GMIB risk is triggered if, at the time the contract holder elects to convert the accumulated account value to a periodic payment stream (annuitize), the accumulated account value is not sufficient to provide a guaranteed minimum level of monthly income. The GMAB risk is triggered if, at contract maturity, the contract holder’s account value is less than a guaranteed minimum value. The GLB reinsurance product meets the definition of a derivative instrument. Benefit reserves in respect of GLBs are classified as Future policy benefits (FPB) while the fair value derivative adjustment is classified within AP. Chubb also generally maintains positions in exchange-traded equity futures contracts on equity market indices to limit equity exposure in the GMDB and GLB blocks of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			March 31, 2017			December 31, 2016
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$12	$(26)	$2,303	$25	$(50)	$2,220
Cross-currency swaps	OA / (AP)	—	—	95	—	—	95
Options/Futures contracts on notes and bonds	OA / (AP)	3	(4)	834	6	(4)	2,344
Convertible securities (1)	FM AFS / ES	2	—	7	2	—	7
		$17	$(30)	$3,239	$33	$(54)	$4,666
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$4	$—	$1,391	$1	$—	$1,316
Other	OA / (AP)	4	(11)	254	2	(13)	214
		$8	$(11)	$1,645	$3	$(13)	$1,530
GLB(3)	(AP) / (FPB)	$—	$(774)	$1,186	$—	$(853)	$1,264

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At March 31, 2017 and December 31, 2016, derivative liabilities of $1 million and $10 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31	December 31
	2017	2016
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$570	$423
U.S. Treasury and agency	22	54
Foreign	233	578
Corporate securities	—	37
Mortgage-backed securities	33	—
Equity securities	213	—
	$1,071	$1,092
Gross amount of recognized liability for securities lending payable	$1,072	$1,093
Difference (1)	$(1)	$(1)

(1)
The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable at both March 31, 2017 and December 31, 2016, due to accrued interest recorded in the securities lending payable.

At March 31, 2017 and December 31, 2016, our repurchase agreement obligations of $1,404 million and $1,403 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	March 31, 2017			December 31, 2016
	Up to 30 Days	Greater than 90 Days	Total	Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$1	$1
U.S. Treasury and agency	9	236	245	230	10	240
Mortgage-backed securities	360	848	1,208	339	881	1,220
	$369	$1,084	$1,453	$569	$892	$1,461
Gross amount of recognized liabilities for repurchase agreements			$1,404			$1,403
Difference (1)			$49			$58

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Investment and embedded derivative instruments
Foreign currency forward contracts	$14	$(10)
All other futures contracts and options	(8)	(34)
Convertible securities (1)	—	5
Total investment and embedded derivative instruments	$6	$(39)
GLB and other derivative instruments
GLB (2)	$93	$(228)
Futures contracts on equities (3)	(74)	(15)
Other	2	(2)
Total GLB and other derivative instruments	$21	$(245)
	$27	$(284)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

d) Fixed maturities
At March 31, 2017, we have commitments to purchase fixed income securities of $603 million over the next several years. In April 2017, we increased these commitments by $250 million, bringing our total commitments to $853 million.

e) Other investments
At March 31, 2017, included in Other investments in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.3 billion. In connection with these investments, we have commitments that may require funding of up to $1.9 billion over the next several years.

f) Taxation
At March 31, 2017, $18 million of unrecognized tax benefits remains outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statute limitations. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2009.

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
Chubb Limited and Subsidiaries

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

7. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At March 31, 2017, our Common Shares had a par value of CHF 24.15 per share.

At our May 2016 and 2015 annual general meetings, our shareholders approved an annual dividend for the following year of up to $2.76 per share and $2.68 per share, respectively, which were paid in four quarterly installments of $0.69 per share and $0.67 per share, respectively, at dates determined by the Board of Directors (Board) after the annual general meetings by way of a distribution from capital contribution reserves, transferred to free reserves for payment.

Dividend distributions per Common Share for the three months ended March 31, 2017 and 2016 were $0.69 (CHF 0.69) and $0.67 (CHF 0.66), per Common Share, respectively.

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At March 31, 2017, 12,560,845 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
There was no share repurchase program from January 2016 through October 2016. In November 2016, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares through December 31, 2017.

Repurchases of Chubb's Common Shares conducted in a series of open market transactions from January 1, 2017 through May 3, 2017 under the Board authorization are as follows:

(in millions of U.S. dollars, except share data)	Three Months Ended March 31, 2017	April 1, 2017 through May 3, 2017

Number of shares repurchased	1,036,064	664,301
Cost of shares repurchased	$140	$91
Repurchase authorization remaining at end of period	$860	$769

8. Share-based compensation

The Chubb Limited 2016 Long-Term Incentive Plan (the 2016 LTIP) permits grants of incentive and non-qualified stock options; restricted stock and restricted stock units; and performance-based restricted stock awards. The incentive and non-qualified stock options are granted principally at an option price per share equal to the grant date fair value of Chubb's Common Shares. Stock options are generally granted with a 3-year vesting period and a 10-year term and typically vest in equal annual installments over the vesting period, which is also the requisite service period. On February 23, 2017, Chubb granted 2,065,620 stock options with a weighted-average grant date fair value of $22.97 each estimated using the Black-Scholes option pricing model. The service-based restricted stock and restricted stock units are generally granted with a 4-year vesting period, based on a graded vesting schedule.

Performance-based restricted stock awards granted prior to January 2017 comprised target awards which have four installments that vest annually based on tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth compared to a defined group of peer companies, and premium awards, which are earned only if tangible book value per share growth over the cumulative 4-year period after the grant of the associated target awards exceeds a higher threshold compared to our peer group. The terms of performance-based restricted stock awards granted beginning in January

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

2017 were updated to now include a 3-year cliff vesting provision in place of the 4-year graded vesting period. In addition, these awards now include an additional vesting criteria based on the P&C combined ratio compared to a defined group of peer companies as well as an additional vesting provision based on total shareholder return (TSR) compared to a defined group of peer companies.

Chubb's restricted stock is granted at market close price on the grant date. On February 23, 2017, Chubb granted 1,105,118 service-based restricted stock awards, 326,272 service-based restricted stock units, and 202,251 performance-based stock awards to employees and officers with a grant date fair value of $139.01 each. Each restricted stock unit represents our obligation to deliver to the holder one Common Share upon vesting.

9. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Three Months Ended March 31
	Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
(in millions of U.S. dollars)
2017
Service cost	$16	$4	$20	$—	$—	$—
Interest cost	26	7	33	1	—	1
Expected return on plan assets	(47)	(10)	(57)	(1)	—	(1)
Amortization of prior service cost	—	—	—	(23)	—	(23)
Net periodic (benefit) cost	$(5)	$1	$(4)	$(23)	$—	$(23)
2016
Service cost	$17	$5	$22	$2	$—	$2
Interest cost	27	8	35	5	—	5
Expected return on plan assets	(37)	(10)	(47)	(2)	—	(2)
Amortization of net actuarial loss	—	1	1	—	—	—
Net periodic cost	$7	$4	$11	$5	$—	$5

10. Segment information

Chubb operates through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance.

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

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measure of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include net investment income, other (income) expense, and amortization of purchased intangibles.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the three months ended March 31, 2017, Life Insurance underwriting income of $64 million includes Net investment income of $75 million and gains from fair value changes in separate account assets of $30 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
March 31, 2017
(in millions of U.S. dollars)
Net premiums written	$2,742	$984	$61	$2,200	$199	$524	$—	$6,710
Net premiums earned	3,041	1,086	14	1,936	189	506	—	6,772
Losses and loss expenses	1,860	633	(73)	1,071	94	193	11	3,789
Policy benefits	—	—	—	—	—	168	—	168
Policy acquisition costs	487	217	(1)	529	51	114	—	1,397
Administrative expenses	231	65	(5)	245	10	72	58	676
Underwriting income (loss)	463	171	93	91	34	(41)	(69)	742
Net investment income (loss)	478	55	6	148	62	75	(79)	745
Other (income) expense	4	1	—	(1)	—	(29)	(45)	(70)
Amortization expense of purchased intangibles	—	3	7	11	—	1	42	64
Segment income (loss)	$937	$222	$92	$229	$96	$62	$(145)	$1,493
Net realized gains (losses) including OTTI							(7)	(7)
Interest expense							154	154
Chubb integration expenses							111	111
Income tax expense							128	128
Net income (loss)							$(545)	$1,093

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
March 31, 2016
(in millions of U.S. dollars)
Net premiums written	$2,302	$871	$64	$2,041	$201	$516	$—	$5,995
Net premiums earned	2,896	1,024	23	1,955	202	497	—	6,597
Losses and loss expenses	1,747	661	(30)	1,021	89	177	9	3,674
Policy benefits	—	—	—	—	—	126	—	126
Policy acquisition costs	482	249	4	503	53	122	—	1,413
Administrative expenses	266	88	(4)	263	14	72	73	772
Underwriting income (loss)	401	26	53	168	46	—	(82)	612
Net investment income (loss)	426	47	5	146	67	67	(84)	674
Other (income) expense	—	1	—	(5)	(1)	6	27	28
Amortization expense (benefit) of purchased intangibles	—	8	7	11	—	1	(20)	7
Segment income (loss)	$827	$64	$51	$308	$114	$60	$(173)	$1,251
Net realized gains (losses) including OTTI							(394)	(394)
Interest expense							146	146
Chubb integration expenses							148	148
Income tax expense							124	124
Net income (loss)							$(985)	$439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

11. Earnings per share

	Three Months Ended
	March 31
(in millions of U.S. dollars, except share and per share data)	2017	2016
Numerator:
Net income	$1,093	$439
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	468,903,086	446,739,586
Denominator for diluted earnings per share:
Share-based compensation plans	3,828,604	3,270,156
Weighted-average shares outstanding and assumed conversions	472,731,690	450,009,742
Basic earnings per share	$2.33	$0.98
Diluted earnings per share	$2.31	$0.97
Potential anti-dilutive share conversions	969,654	2,074,308

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at March 31, 2017

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$25	$304	$99,162	$—	$99,491
Cash (1)	6	1	2,328	(1,272)	1,063
Insurance and reinsurance balances receivable	—	—	10,956	(2,076)	8,880
Reinsurance recoverable on losses and loss expenses	—	—	24,015	(10,246)	13,769
Reinsurance recoverable on policy benefits	—	—	1,145	(958)	187
Value of business acquired	—	—	345	—	345
Goodwill and other intangible assets	—	—	22,061	—	22,061
Investments in subsidiaries	39,156	50,242	—	(89,398)	—
Due from subsidiaries and affiliates, net	10,396	—	—	(10,396)	—
Other assets	4	519	18,642	(3,994)	15,171
Total assets	$49,587	$51,066	$178,654	$(118,340)	$160,967
Liabilities
Unpaid losses and loss expenses	$—	$—	$70,269	$(9,690)	$60,579
Unearned premiums	—	—	18,343	(3,486)	14,857
Future policy benefits	—	—	6,044	(958)	5,086
Due to subsidiaries and affiliates, net	—	10,028	368	(10,396)	—
Affiliated notional cash pooling programs (1)	—	1,272	—	(1,272)	—
Repurchase agreements	—	—	1,404	—	1,404
Short-term debt	—	300	—	—	300
Long-term debt	—	12,289	11	—	12,300
Trust preferred securities	—	308	—	—	308
Other liabilities	363	1,699	17,987	(3,140)	16,909
Total liabilities	363	25,896	114,426	(28,942)	111,743
Total shareholders’ equity	49,224	25,170	64,228	(89,398)	49,224
Total liabilities and shareholders’ equity	$49,587	$51,066	$178,654	$(118,340)	$160,967

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Balance Sheet at December 31, 2016

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$27	$485	$98,582	$—	$99,094
Cash (1)	1	1	1,965	(982)	985
Insurance and reinsurance balances receivable	—	—	10,498	(1,528)	8,970
Reinsurance recoverable on losses and loss expenses	—	—	24,496	(10,919)	13,577
Reinsurance recoverable on policy benefits	—	—	1,153	(971)	182
Value of business acquired	—	—	355	—	355
Goodwill and other intangible assets	—	—	22,095	—	22,095
Investments in subsidiaries	38,408	49,509	—	(87,917)	—
Due from subsidiaries and affiliates, net	10,482	—	—	(10,482)	—
Other assets	3	436	18,442	(4,353)	14,528
Total assets	$48,921	$50,431	$177,586	$(117,152)	$159,786
Liabilities
Unpaid losses and loss expenses	$—	$—	$70,683	$(10,143)	$60,540
Unearned premiums	—	—	18,538	(3,759)	14,779
Future policy benefits	—	—	6,007	(971)	5,036
Due to subsidiaries and affiliates, net	—	10,209	273	(10,482)	—
Affiliated notional cash pooling programs (1)	363	619	—	(982)	—
Repurchase agreements	—	—	1,403	—	1,403
Short-term debt	—	500	—	—	500
Long-term debt	—	12,599	11	—	12,610
Trust preferred securities	—	308	—	—	308
Other liabilities	283	1,582	17,368	(2,898)	16,335
Total liabilities	646	25,817	114,283	(29,235)	111,511
Total shareholders’ equity	48,275	24,614	63,303	(87,917)	48,275
Total liabilities and shareholders’ equity	$48,921	$50,431	$177,586	$(117,152)	$159,786

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$6,710	$—	$6,710
Net premiums earned	—	—	6,772	—	6,772
Net investment income	—	3	742	—	745
Equity in earnings of subsidiaries	1,027	701	—	(1,728)	—
Net realized gains (losses) including OTTI	—	(13)	6	—	(7)
Losses and loss expenses	—	—	3,789	—	3,789
Policy benefits	—	—	168	—	168
Policy acquisition costs and administrative expenses	18	14	2,041	—	2,073
Interest (income) expense	(84)	221	17	—	154
Other (income) expense	(6)	15	(79)	—	(70)
Amortization of purchased intangibles	—	—	64	—	64
Chubb integration expenses	—	49	62	—	111
Income tax expense (benefit)	6	(112)	234	—	128
Net income	$1,093	$504	$1,224	$(1,728)	$1,093
Comprehensive income	$1,407	$791	$1,538	$(2,329)	$1,407

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$5,995	$—	$5,995
Net premiums earned	—	—	6,597	—	6,597
Net investment income	1	4	669	—	674
Equity in earnings of subsidiaries	375	506	—	(881)	—
Net realized gains (losses) including OTTI	—	—	(394)	—	(394)
Losses and loss expenses	—	—	3,674	—	3,674
Policy benefits	—	—	126	—	126
Policy acquisition costs and administrative expenses	17	36	2,132	—	2,185
Interest (income) expense	(80)	215	11	—	146
Other (income) expense	(9)	10	27	—	28
Amortization of purchased intangibles	—	—	7	—	7
Chubb integration expenses	3	137	8	—	148
Income tax expense (benefit)	6	(150)	268	—	124
Net income	$439	$262	$619	$(881)	$439
Comprehensive income (loss)	$1,541	$1,056	$1,721	$(2,777)	$1,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from (used for) operating activities	$584	$(156)	$1,081	$(496)	$1,013
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(4)	(6,246)	—	(6,250)
Purchases of fixed maturities held to maturity	—	—	(157)	—	(157)
Purchases of equity securities	—	—	(37)	—	(37)
Sales of fixed maturities available for sale	—	—	3,395	—	3,395
Sales of equity securities	—	—	46	—	46
Maturities and redemptions of fixed maturities available for sale	—	7	2,536	—	2,543
Maturities and redemptions of fixed maturities held to maturity	—	—	240	—	240
Net change in short-term investments	—	173	59	—	232
Net derivative instruments settlements	—	(2)	(87)	—	(89)
Other	—	—	17	—	17
Net cash flows from (used for) investing activities	—	174	(234)	—	(60)
Cash flows from financing activities
Dividends paid on Common Shares	(324)	—	—	—	(324)
Common Shares repurchased	—	—	(128)	—	(128)
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from issuance of repurchase agreements	—	—	753	—	753
Repayment of repurchase agreements	—	—	(752)	—	(752)
Proceeds from share-based compensation plans	—	—	42	—	42
Dividend to parent company	—	—	(496)	496	—
Advances (to) from affiliates	108	(171)	63	—	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(363)	653	—	(290)	—
Policyholder contract deposits	—	—	109	—	109
Policyholder contract withdrawals	—	—	(58)	—	(58)
Net cash flows used for financing activities	(579)	(18)	(467)	206	(858)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net increase in cash	5	—	363	(290)	78
Cash – beginning of period(1)	1	1	1,965	(982)	985
Cash – end of period(1)	$6	$1	$2,328	$(1,272)	$1,063

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At March 31, 2017 and December 31, 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,272	$3,109	$1,011	$(6,372)	$1,020
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	—	(8,104)	—	(8,104)
Purchases of fixed maturities held to maturity	—	—	(77)	—	(77)
Purchases of equity securities	—	—	(33)	—	(33)
Sales of fixed maturities available for sale	—	—	6,329	—	6,329
Sales of equity securities	—	—	761	—	761
Maturities and redemptions of fixed maturities available for sale	—	—	1,553	—	1,553
Maturities and redemptions of fixed maturities held to maturity	—	—	249	—	249
Net change in short-term investments	—	7,788	4,144	—	11,932
Net derivative instruments settlements	—	—	(22)	—	(22)
Acquisition of subsidiaries (net of cash acquired of $57)	—	(14,282)	20	—	(14,262)
Capital contribution	(2,330)	—	(2,330)	4,660	—
Other	—	—	59	—	59
Net cash flows from (used for) investing activities	(2,330)	(6,494)	2,549	4,660	(1,615)
Cash flows from financing activities
Dividends paid on Common Shares	(218)	—	—	—	(218)
Proceeds from issuance of repurchase agreements	—	—	853	—	853
Repayment of repurchase agreements	—	—	(853)	—	(853)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	51	—	51
Dividend to parent company	—	—	(6,372)	6,372	—
Advances (to) from affiliates	(362)	350	12	—	—
Capital contribution	—	2,330	2,330	(4,660)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(361)	710	—	(349)	—
Policyholder contract deposits	—	—	118	—	118
Policyholder contract withdrawals	—	—	(49)	—	(49)
Other	—	(4)	—	—	(4)
Net cash flows from (used for) financing activities	(941)	3,386	(3,910)	1,363	(102)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	13	—	13
Net increase (decrease) in cash	1	1	(337)	(349)	(684)
Cash – beginning of period(1)	1	2	2,743	(971)	1,775
Cash – end of period(1)	$2	$3	$2,406	$(1,320)	$1,091

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three months ended March 31, 2017.

All comparisons in this discussion are to the corresponding prior year period unless otherwise indicated.

Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion should be read in conjunction with our consolidated financial statements and related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At March 31, 2017, we had total assets of $161 billion and shareholders’ equity of $49 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.
We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2016 Form 10-K.

Financial Highlights for the Three Months Ended March 31, 2017

•	Net income was $1,093 million compared with $439 million in the prior year period.

•
Total company and P&C net premiums written were $6.7 billion and $6.2 billion, respectively, up 11.9 percent and 12.9 percent due to the timing of the Chubb Corp acquisition. The prior year quarter excluded production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period) of $855 million. On a comparative basis, which includes the 14-day stub period, net premiums written decreased 2.0 percent.

•
Since the acquisition of Chubb Corp, we have entered into new reinsurance agreements with third-party reinsurers for certain legacy Chubb Corp business, and have taken other merger-related underwriting actions, including exiting certain types of business that do not meet our underwriting standards or adhere to our risk diversification strategy. We have also conformed the timing of premium recognition for certain Chubb Corp foreign subsidiaries to be on the same basis as legacy ACE. Together, these items adversely impacted P&C net premiums written growth by $260 million. Excluding these items, P&C net premiums written were up 2.2 percent.

•
P&C combined ratio was 87.5 percent compared with 90.0 percent in the prior year period which included 1.0 percentage points from the unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition.

•	Total incremental integration-related savings recognized in the quarter were $124 million pre-tax. These savings favorably impacted the P&C combined ratio by 2.0 percentage points.

•
Total pre-tax and after-tax catastrophe losses were $206 million (3.3 percentage points of the combined ratio) and $164 million, respectively, compared with $258 million (4.3 percentage points of the combined ratio) and $204 million, respectively, in the prior year period.

•
Total pre-tax and after-tax favorable prior period development was $231 million (3.8 percentage points of the combined ratio) and $155 million, respectively, compared with $247 million pre-tax (4.2 percentage points of the combined ratio) and $198 million in the prior year period. Favorable prior period development in the quarter is net of a pre-tax charge of $41 million related to a change in the discount rate in the U.K. applied to lump sum bodily injury payments (Ogden rate). Pre-tax prior period development also included a net favorable adjustment of $79 million in our North America Agricultural Insurance segment related to the 2016 crop year loss estimate, compared to the prior year which included a net favorable adjustment of $41 million related to the 2015 crop year loss estimate.

•
Net investment income was $745 million compared with $674 million in the prior year period. Excluding the amortization of the fair value adjustment on acquired invested assets of Chubb Corp, net investment income was $836 million, compared with $767 million, up 9.0 percent, or up 3.0 percent when including the 14-day stub period in 2016.

•	Share repurchases totaled $140 million, or approximately 1.0 million shares, during the quarter.

Outlook

Chubb produced net income of $1.1 billion for the three months ended March 31, 2017, driven by our strong underwriting results and investment income. Net premiums reflected strong renewal retention and growth in new business from cross-selling and the strength of the organization. In addition, as expected, net premiums were impacted by merger-related accounting and underwriting actions, which we expect will lessen as we move through the year. Operationally and financially, all areas of integration are on track or ahead of schedule.

Our effective income tax rate for the quarter was 10.5 percent reflecting an accounting election made during the quarter related to the treatment of certain, discrete investments which resulted in a one-time income tax benefit from the release of the associated deferred tax liability. The future tax benefit or expense resulting from this accounting election will vary based on the changes in these investments. In addition, the effective tax rate also included a benefit from the required adoption of new accounting guidance on stock compensation. The future tax benefit or expense resulting from this new guidance will vary based on the stock price at the time of vesting; however, it is not expected to have a material impact on our effective tax rate for the remainder of the year, as the majority of our share based awards vest within the first quarter. Refer to the effective tax rate section for additional information on these items.

For the remainder of the year, our quarterly effective tax rate, excluding the impact of the Chubb integration expenses, the amortization of the fair value adjustment on acquired invested assets and long-term debt related to the Chubb Corp acquisition, and realized gains (losses) is expected to be within our normal expected range of 16 percent to 18 percent.

We recognized a pre-tax benefit of $28 million in the quarter related to the postretirement benefits harmonization which occurred in the fourth quarter of 2016, of which approximately $25 million reduced administrative expenses and $3 million reduced loss and loss expenses. We expect to continue to recognize benefits of approximately $25 million each quarter for the next five years.

We incurred a charge of $17 million, pre-tax and after-tax, in the quarter related to the increase in the long-term benefit ratio in our variable annuity reinsurance business during the fourth quarter of 2016.  We expect a similar impact each quarter for the remainder of 2017.

Amortization expense, pre-tax, related to purchased intangibles was $64 million compared with $7 million in the prior year period. The increase in amortization expense was primarily driven by the amortization pattern of agency relationships and renewal rights acquired as part of the Chubb Corp acquisition. We expect pre-tax amortization expenses to be approximately $65 million each quarter for the remainder of 2017.

In addition, effective April 15, 2017, the interest rate on our $1.0 billion of unsecured junior subordinated capital securities converted to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points, or approximately 3.41 percent on the conversion date. This conversion is expected to reduce annual pre-tax interest expense by $30 million, based on the current LIBOR.

Net investment income, excluding the amortization of the fair value adjustment on acquired invested assets of Chubb Corp of $91 million, was $836 million pre-tax in the quarter. While there are always a number of factors that impact the variability in investment income, we expect our quarterly run rate to remain in a range of $830 million to $840 million, excluding the amortization of the fair value adjustment on acquired invested assets.

Consolidated Operating Results – Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written (1)	$6,710	$5,995	11.9%
Net premiums earned (1)	6,772	6,597	2.6%
Net investment income	745	674	10.5%
Net realized gains (losses)	(7)	(394)	(98.2)%
Total revenues	7,510	6,877	9.2%
Losses and loss expenses	3,789	3,674	3.1%
Policy benefits	168	126	33.3%
Policy acquisition costs	1,397	1,413	(1.1)%
Administrative expenses	676	772	(12.4)%
Interest expense	154	146	5.5%
Other (income) expense	(70)	28	NM
Amortization of purchased intangibles	64	7	NM
Chubb integration expenses	111	148	(25.0)%
Total expenses	6,289	6,314	(0.4)%
Income before income tax	1,221	563	116.9%
Income tax expense	128	124	3.2%
Net income	$1,093	$439	149.2%
NM – not meaningful

(1)
On a constant-dollar basis for the three months ended March 31, 2017, net premiums written increased $738 million, and net premiums earned increased $176 million. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written increased $715 million, or $738 million on a constant-dollar basis, for the three months ended March 31, 2017, due to the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $855 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums written decreased $117 million, or 1.7 percent, primarily due to $203 million of merger-related underwriting actions. Merger-related underwriting actions include the cancellation of certain portfolios or lines of business that do not meet our underwriting standards and the purchase of additional reinsurance.

•
Net premiums written in our North America Commercial P&C Insurance segment increased $440 million. On a comparative basis, which includes the 14-day stub period ($519 million), net premiums written decreased $79 million, or 2.8 percent, as growth in our Major Accounts Risk Management and Wholesale businesses was offset by declines in our Casualty business and by merger-related underwriting actions ($84 million).

•
Net premiums written in our Overseas General Insurance segment increased $159 million, or $189 million on a constant-dollar basis. On a comparative constant-dollar basis, which includes the 14-day stub period ($215 million), net premiums written decreased $26 million, or 1.2 percent, as growth in personal lines, primarily in Europe and Latin America, and property and casualty (P&C) lines, across all regions, was more than offset by merger-related underwriting actions ($42 million) and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition ($73 million).

•
Net premiums written in our North America Personal P&C Insurance segment increased $113 million. On a comparative basis, which includes the 14-day stub period ($100 million), net premiums written were up $13 million, or 1.3 percent, as growth across most lines was offset by merger-related underwriting actions ($51 million).

•
Net premiums written in our Life Insurance segment increased $8 million, primarily due to growth in our Combined Insurance supplemental A&H program business and in our Asian international life operations. This growth was partially offset by planned declines in our Latin American operations reflecting merger-related underwriting actions ($16 million). In addition, growth was adversely impacted by our life reinsurance business, which continues to decline as there is no new life reinsurance business currently being written.

•
Net premiums written in our Global Reinsurance segment decreased $2 million. On a comparative basis, which includes the 14-day stub period ($20 million), net premiums written decreased $22 million, or 9.8 percent, as we maintained underwriting discipline in an environment of declining rates and increasing competition and due to merger related underwriting actions ($10 million).

•	Net premiums written in our North America Agricultural Insurance segment decreased $3 million.

Line of Business
The following table presents a breakdown of consolidated net premiums written by line of business for the periods indicated:

				Three Months Ended
					March 31
(in millions of U.S. dollars, except for percentages)	2017	2016	% Change Q-17 vs. Q-16	C$ (1) 2016 including stub period	C$ (1) % Change Q-17 vs. Q-16 including stub period	Impact of Merger Actions and Acct Policy, including stub period in 2016 (2)
Commercial multiple peril (3)	$201	$132	52.3%	$212	(5.2)%	(1.0)	pts
Commercial casualty	727	643	13.1%	761	(4.5)%	(3.1)	pts
Workers' compensation	588	448	31.3%	587	0.2%	(2.2)	pts
Professional liability	781	678	15.2%	818	(4.5)%	(3.7)	pts
Surety	150	134	11.9%	143	4.9%	(2.2)	pts
Property and other short-tail lines	1,032	933	10.6%	1,064	(3.0)%	(6.8)	pts
International other casualty	316	285	10.9%	323	(2.2)%	(5.4)	pts
Total Commercial P&C	3,795	3,253	16.7%	3,908	(2.9)%	(4.1)	pts

Agriculture	61	64	(4.6)%	64	(4.6)%	—	pts

Personal automobile - North America	165	142	16.2%	156	5.8%	—	pts
Personal automobile - International	186	174	6.9%	168	10.7%	—	pts
Personal homeowners	697	640	8.9%	708	(1.6)%	(7.2)	pts
Personal other	362	324	11.7%	359	0.8%	(9.4)	pts
Total Personal lines	1,410	1,280	10.2%	1,391	1.4%	(6.0)	pts
Total Property and Casualty lines	5,266	4,597	14.6%	5,363	(1.8)%	(4.6)	pts
Other Lines
Global A&H (4)	994	936	6.2%	983	1.1%	(0.6)	pts
Reinsurance	199	201	(0.9)%	218	(8.9)%	(4.6)	pts
Life	251	261	(3.8)%	263	(4.6)%	(6.1)	pts
Total consolidated	$6,710	$5,995	11.9%	$6,827	(1.7)%	(4.1)	pts

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)	Reflects the impact to growth of merger-related underwriting actions and accounting policy alignment on a constant-dollar basis, including the 14-day stub period.

(3)	Commercial multiple peril represents retail package business (property and general liability).

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in the Global A&H line item above.

Net premiums written increased $715 million, or 11.9 percent, due to the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $855 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums written decreased $117 million, or 1.7 percent, due to merger-related underwriting actions and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition, which together decreased net premiums written growth by 4.1 percentage points, as noted in the table above.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned increased $175 million for the three months ended March 31, 2017, due to the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $391 million of premiums earned in the 14-day stub period.

On a comparative basis, which includes the 14-day stub period, net premiums earned decreased $216 million for the three months ended March 31, 2017, due to the factors driving the decrease in net premiums written, as described above.

Combined Ratio
In evaluating our segments excluding Life Insurance, we use the P&C combined ratio, the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. We calculate these ratios by dividing the respective expense amounts by net premiums earned. We do not calculate these ratios for the Life Insurance segment as we do not use these measures to monitor or manage that segment. The P&C combined ratio is determined by adding the loss and loss expense ratio, the policy acquisition cost ratio, and the administrative expense ratio. A P&C combined ratio under 100 percent indicates underwriting income, and a combined ratio exceeding 100 percent indicates underwriting loss.

The following table presents the components of the combined ratio:

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	57.4%	57.3%
Policy acquisition cost ratio	20.5%	21.2%
Administrative expense ratio	9.6%	11.5%
Combined Ratio	87.5%	90.0%

The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development, net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S dollars)	2017	2016
Catastrophe losses, pre-tax	$206	$258
Favorable prior period development and related reinstatement premiums, pre-tax	$231	$247

Catastrophe losses were primarily from the following events:

•	2017: severe weather-related events in the U.S. and Cyclone Debbie in Australia

•	2016: severe weather-related events in the U.S. and U.K., and an earthquake in Taiwan

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Favorable prior period development for the three months ended March 31, 2017 is net of a $41 million charge reflecting the change in the discount rate in the U.K. (Ogden rate).

The following table presents the impact of catastrophe losses and prior period reserve development and related reinstatement premiums on our consolidated loss and loss expense ratio. The loss ratio numerator includes losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes Net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net earned premiums when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	57.4%	57.3%
Catastrophe losses	(3.3)%	(4.2)%
Prior period development and related reinstatement premiums	4.0%	4.3%
Loss and loss expense ratio, adjusted	58.1%	57.4%

The adjusted loss and loss expense ratio increased 0.7 percentage points for the three months ended March 31, 2017 primarily due to higher non-catastrophe large losses in the current year (0.9 percentage points) and an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses by 0.3 percentage points with an offsetting decrease to administrative expenses. This was partially offset by integration-related claims handling expense savings realized of $28 million (0.4 percentage points).

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased 0.7 percentage points for the three months ended March 31, 2017, compared to the prior year, which included a net unfavorable impact of purchase accounting adjustments related to the Chubb Corp acquisition (1.0 percentage point). This decrease was partially offset by a change in the mix of business in our Overseas General Insurance segment towards more A&H and personal lines products and regions which carry a higher acquisition cost ratio (0.3 percentage points).

Our administrative expense ratio decreased 1.9 percentage points for the three months ended March 31, 2017, primarily due to integration-related expense savings realized as a result of the Chubb Corp acquisition of $82 million (1.3 percentage points), as well as lower employee benefit-related expenses (0.9 percentage points), and the updated loss expenses and administrative expenses allocation as noted above (0.3 percentage points).

Policy benefits
Policy benefits represent losses on contracts classified as long-duration and generally include accident and supplemental health products, term and whole life products, endowment products, and annuities. Policy benefits also include gains and losses from changes in liabilities associated with our separate account assets that do not qualify for separate account reporting under GAAP. Certain of our long duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets are classified as trading securities and reported in Other investments and the offsetting liabilities are reported in Future policy benefits in the Consolidated balance sheet. Changes in fair value of separate account assets that do not qualify for separate account reporting under GAAP are reported in Other (income) expense and the offsetting movements in the liabilities are included in Policy benefits in the Consolidated statements of operations.

For the three months ended March 31, 2017, Policy benefits were $168 million, which included $30 million of separate account liabilities losses, compared to $126 million in the prior year, which included gains of $3 million related to separate account liabilities. The offsetting movements of these separate account liabilities are recorded in Other (income) expense on the Consolidated statement of operations. Excluding the separate account gains and losses, Policy benefits were $138 million and $129 million for the three months ended March 31, 2017 and 2016, respectively, primarily reflecting an increase in the benefit ratio in our variable annuity business in the fourth quarter of 2016 ($17 million).

Integration-related Expense Savings
The following table presents consolidated integration-related expense savings realized by segment and income statement line item:

	Three Months Ended March 31
	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Consolidated
2017
(in millions of U.S. dollars)
Losses and loss expenses	$16	$5	$7	$—	$—	$—	$28
Policy acquisition costs	8	2	4	—	—	—	14
Administrative expenses	42	15	38	1	—	14	110
Total	$66	$22	$49	$1	$—	$14	$152

2016
Administrative expenses	$14	$5	$6	$—	$—	$3	$28
Total	$14	$5	$6	$—	$—	$3	$28

Effective income tax rate
Our effective income tax rate, which we calculate as income tax expense divided by income before income tax, is dependent upon the mix of earnings from different jurisdictions with various tax rates. A change in the geographic mix of earnings would change the effective income tax rate.
For the three months ended March 31, 2017 and 2016, our effective income tax rate was 10.5 percent and 22.1 percent, respectively. The decrease in the effective income tax rate was primarily due to realized gains being generated in lower taxing jurisdictions in the current year compared to realized losses in lower taxing jurisdictions in the prior year. The decrease was also driven by a reduction to income tax expense of approximately $25 million in the current year reflecting an accounting election we made relating to the treatment of certain, discrete investments that resulted in the release of the associated deferred tax liability. Additionally, the adoption of the new stock compensation guidance in January 2017 resulted in a reduction to income tax expense of $25 million due to the recognition of excess tax benefits in the statement of operations. Refer to Note 1 to the Consolidated Financial Statements for additional information on the adoption of this guidance.
The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three months ended March 31, 2017, approximately 57 percent of our total pre-tax income was tax effected based on these lower rates compared with 39 percent for the three months ended March 31, 2016. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 19.25 percent, 7.83 percent, and 0.0 percent, respectively.

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

	Three Months Ended March 31
(in millions of U.S. dollars)	Long-tail	Short-tail	Total
2017
North America Commercial P&C Insurance	$(99)	$(80)	$(179)
North America Personal P&C Insurance	—	(3)	(3)
North America Agricultural Insurance	—	(79)	(79)
Overseas General Insurance	32	(20)	12
Global Reinsurance	8	—	8
Corporate	10	—	10
Total	$(49)	$(182)	$(231)
2016
North America Commercial P&C Insurance	$(142)	$(36)	$(178)
North America Personal P&C Insurance	—	(3)	(3)
North America Agricultural Insurance	—	(41)	(41)
Overseas General Insurance	—	(30)	(30)
Global Reinsurance	(2)	(1)	(3)
Corporate	8	—	8
Total	$(136)	$(111)	$(247)

North America Commercial P&C Insurance
For the three months ended March 31, 2017, net favorable PPD was $179 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $99 million in long-tail business, primarily from:

•
Net favorable development of $74 million in our commercial excess and umbrella portfolios, primarily in accident years 2010 and prior, driven by lower than expected reported loss activity, and an increase in weighting towards experience-based methods; and

•
Net favorable development of $32 million in our professional Errors and Omissions (E&O) portfolios, primarily in the 2011 through 2013 accident years, arising from lower than expected reported loss activity, partially offset by claim-specific adverse development.

•	Net favorable development of $80 million in short-tail business, primarily from:

•	Net favorable development of $45 million in our credit-related business, primarily due to lower than expected claims severity in the 2015 accident year; and

•	Net favorable development of $24 million in accident & health (A&H) lines, primarily due to lower than expected loss emergence in the 2015 and 2016 accident years.

For the three months ended March 31, 2016, net favorable PPD was $178 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $142 million in long-tail business, primarily from:

•
Favorable development of $140 million in our commercial excess and umbrella portfolios, driven by continued lower than expected reported loss activity in accident years 2010 and prior; in general, the severity of claims has been less than previously expected;

•
Favorable development of $43 million in our professional E&O business, mainly impacting the 2012 and prior accident years, arising from both lower than expected reported loss activity and a claims review of case reserves held for a small number of large claims; and

•
Adverse development of $26 million in several primary casualty books of business, with higher than expected reported loss activity, mainly associated with construction defect coverages, leading to upward revisions of ultimate liability primarily impacting the 2006 through 2008 accident years.

•
Net favorable development of $36 million in short-tail business which was the net result of several underlying favorable and adverse movement, none of which was significant individually or in the aggregate.

North America Personal P&C Insurance
For both the three months ended March 31, 2017 and 2016, net favorable PPD was $3 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

North America Agricultural Insurance
For the three months ended March 31, 2017 and 2016, net favorable PPD was $79 million and $41 million, respectively. Actual claim development relates to our Multiple Peril Crop Insurance (MPCI) business and is favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2017 results based on crop yield results at year-end 2016).

Overseas General Insurance
For the three months ended March 31, 2017, net adverse PPD was $12 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Adverse development of $32 million in long-tail business, in our casualty lines, driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2016 and prior accident years.

•
Net favorable development of $20 million in short-tail business, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

For the three months ended March 31, 2016, net favorable PPD was $30 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

Global Reinsurance
For the three months ended March 31, 2017 net adverse PPD was $8 million, which was the net result of several underlying favorable and adverse movements driven by the following principal change:

•
Adverse development of $9 million in long-tail business, in our motor and excess liability lines, driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2015 and prior accident years.

For the three months ended March 31, 2016, net favorable PPD was $3 million, which was the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

Corporate
For the three months ended March 31, 2017 and 2016, adverse PPD was $10 million and $8 million, respectively, due principally to unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective periods.

Segment Operating Results – Three Months Ended March 31, 2017 and 2016

We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2016 Form 10-K.

Corporate results primarily include the results of our non-insurance companies, income and expenses not attributable to reportable segments and loss and loss expenses of asbestos and environmental (A&E) liabilities and certain other run-off exposures.

North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North America Major Accounts and Specialty Insurance division (principally large corporate accounts and wholesale accounts), and the North America Commercial Insurance divisions (principally middle market and small commercial accounts).

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written	$2,742	$2,302	19.1%
Net premiums earned	3,041	2,896	5.0%
Losses and loss expenses	1,860	1,747	6.5%
Policy acquisition costs	487	482	1.0%
Administrative expenses	231	266	(13.2)%
Underwriting income	463	401	15.5%
Net investment income	478	426	12.2%
Other (income) expense	4	—	NM
Segment income	$937	$827	13.3%
Loss and loss expense ratio	61.2%	60.3%	0.9	pts
Policy acquisition cost ratio	16.0%	16.7%	(0.7)	pts
Administrative expense ratio	7.6%	9.1%	(1.5)	pts
Combined ratio	84.8%	86.1%	(1.3)	pts
NM – not meaningful

Premiums
Net premiums written increased $440 million for the three months ended March 31, 2017 due to the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $519 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written decreased slightly as growth in our Major Accounts Risk Management and Wholesale businesses was offset by declines in our Casualty business and by merger-related underwriting actions ($84 million).

Net premiums earned increased $145 million for the three months ended March 31, 2017 due to the factors described above.

Combined Ratio
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Catastrophe losses, pre-tax	$83	$81
Favorable prior period development and related reinstatement premiums, pre-tax	$179	$178

Catastrophe losses through March 31, 2017 and 2016 were driven primarily from severe weather-related events in the U.S.
The following table presents the impact of catastrophe losses and prior period reserve development and related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	61.2%	60.3%
Catastrophe losses	(2.8)%	(2.8)%
Prior period development and related reinstatement premiums	6.0%	6.2%
Loss and loss expense ratio, adjusted	64.4%	63.7%

The adjusted loss and loss expense ratio increased 0.7 percentage points for the three months ended March 31, 2017, primarily due to an increase in our loss cost trend in our Major Casualty business as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.7 percentage points of the loss and loss expense ratio) with an offsetting decrease to administrative expenses. This was partially offset by integration-related claims handling expense savings realized of $16 million (0.5 percentage points).

The policy acquisition cost ratio decreased 0.7 percentage points for the three months ended March 31, 2017 compared to the prior year period which included the unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition. Excluding this item, the policy acquisition cost ratio increased 0.9 percentage points for the three months ended March 31, 2017, primarily due to the change in the mix of business and an increase of $5 million in supplemental commissions, partially offset by integration-related expense savings realized of $8 million.
The administrative expense ratio decreased 1.5 percentage points for the three months ended March 31, 2017 reflecting integration-related expense savings realized of $28 million (0.9 percentage points), lower employee benefit-related expenses of $34 million (1.1 percentage points), and the updated loss expenses and administrative expenses allocation as noted above (0.7 percentage points), partially offset by increased spending to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment is the business written by the North America Personal Risk Services, which comprises Chubb high net worth personal lines business and ACE Private Risk Services, which includes operations in the U.S. and Canada.

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written	$984	$871	13.0%
Net premiums earned	1,086	1,024	6.0%
Losses and loss expenses	633	661	(4.2)%
Policy acquisition costs	217	249	(12.9)%
Administrative expenses	65	88	(26.1)%
Underwriting income	171	26	NM
Net investment income	55	47	17.0%
Other (income) expense	1	1	—
Amortization of purchased intangibles	3	8	(62.5)%
Segment income	$222	$64	246.9%
Loss and loss expense ratio	58.3%	64.6%	(6.3)	pts
Policy acquisition cost ratio	20.0%	24.3%	(4.3)	pts
Administrative expense ratio	5.9%	8.6%	(2.7)	pts
Combined ratio	84.2%	97.5%	(13.3)	pts
NM – not meaningful
Premiums
Net premiums written increased $113 million for the three months ended March 31, 2017 due to the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $100 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written were up slightly reflecting growth in homeowners, personal excess and automobile in the current year. This increase was mostly offset by the purchase of additional reinsurance ($51 million), primarily for our homeowners and large limit valuable articles business written in the northeast United States.

Net premiums earned increased $62 million for the three months ended March 31, 2017 due to the factors described above.

Combined Ratio
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Catastrophe losses, pre-tax	$68	$156
Favorable prior period development, pre-tax	$3	$3

Catastrophe losses through March 31, 2017 and 2016 were primarily from severe weather-related events in the U.S.

The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	58.3%	64.6%
Catastrophe losses	(6.2)%	(15.2)%
Prior period development	0.3%	0.2%
Loss and loss expense ratio, adjusted	52.4%	49.6%

The adjusted loss and loss expense ratio increased 2.8 percentage points for the three months ended March 31, 2017, primarily due to higher non-catastrophe large losses (2.8 percentage points) as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.4 percentage points of the loss and loss expense ratio) with an offsetting decrease to administrative expenses. This was partially offset by integration-related claims handling expense savings realized of $5 million (0.5 percentage points).

The policy acquisition cost ratio decreased 4.3 percentage points for the three months ended March 31, 2017 compared to the prior year which included a net unfavorable impact from purchase accounting adjustments (3.0 percentage points) related to the Chubb Corp acquisition. The decrease in the ratio also reflected the favorable impact from the ceded commission benefits related to additional reinsurance purchased (1.1 percentage points) and integration-related expense savings realized of $2 million (0.2 percentage points) in the current year.

The administrative expense ratio decreased 2.7 percentage points for the three months ended March 31, 2017, primarily due to integration-related expense savings realized of $10 million (0.9 percentage points), lower employee benefit-related expenses of $14 million (1.3 percentage points), and the updated loss expenses and administrative expenses allocation as noted above (0.4 percentage points).

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written	$61	$64	(4.6)%
Net premiums earned	14	23	(41.6)%
Losses and loss expenses	(73)	(30)	143.3%
Policy acquisition costs	(1)	4	NM
Administrative expenses	(5)	(4)	25.0%
Underwriting income	93	53	75.5%
Net investment income	6	5	20.0%
Amortization of purchased intangibles	7	7	—
Segment income	$92	$51	80.4%
Loss and loss expense ratio	(539.4)%	(125.2)%	(414.2)	pts
Policy acquisition cost ratio	(4.2)%	15.9%	(20.1)	pts
Administrative expense ratio	(34.9)%	(17.6)%	(17.3)	pts
Combined ratio	(578.5)%	(126.9)%	(451.6)	pts
NM - not meaningful

Premiums
Net premiums written decreased $3 million for the three months ended March 31, 2017, due to the premium-sharing formulas under the U.S. government's MPCI program. Under the MPCI profit and loss calculation, we retained less premiums in the quarter ending March 31, 2017 due to lower than expected losses for the 2016 crop year. This decrease was partially offset by new business written in our Chubb Agribusiness unit.

Net premiums earned decreased $9 million for the three months ended March 31, 2017, due to the factors described above.

Combined Ratio
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Catastrophe losses, pre-tax	$5	$2
Favorable prior period development, pre-tax	$79	$41

Catastrophe losses through March 31, 2017 and 2016 were primarily from our farm, ranch and specialty P&C business.

For the three months ended March 31, 2017, net favorable prior period development was $79 million, which included $135 million of favorable incurred losses and $5 million lower acquisition costs due to lower than expected MPCI losses for the 2016 crop year, partially offset by a $61 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the three months ended March 31, 2016, net favorable PPD was $41 million, which included $85 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by a $48 million decrease in net premium earned related to the MPCI profit and loss calculation formula.

The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	(539.4)%	(125.2)%
Catastrophe losses	(39.5)%	(2.9)%
Prior period development	654.7%	203.2%
Loss and loss expense ratio, adjusted	75.8%	75.1%

The adjusted loss and loss expense ratio increased 0.7 percentage points for the three months ended March 31, 2017.

The policy acquisition cost ratio decreased 20.1 percentage points for the three months ended March 31, 2017, primarily due to lower direct commissions and net premiums earned in the current year.

The administrative expense ratio decreased 17.3 percentage points for the three months ended March 31, 2017, primarily due to lower net premiums earned, principally driven by the MPCI profit and loss calculation formula as noted above.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written (1)	$2,200	$2,041	7.8%
Net premiums earned	1,936	1,955	(0.9)%
Losses and loss expenses	1,071	1,021	4.9%
Policy acquisition costs	529	503	5.2%
Administrative expenses	245	263	(6.8)%
Underwriting income (2)	91	168	(45.8)%
Net investment income	148	146	1.4%
Other (income) expense	(1)	(5)	(80.0)%
Amortization of purchased intangibles	11	11	—
Segment income	$229	$308	(25.6)%
Loss and loss expense ratio	55.3%	52.2%	3.1	pts
Policy acquisition cost ratio	27.3%	25.7%	1.6	pts
Administrative expense ratio	12.7%	13.5%	(0.8)	pts
Combined ratio	95.3%	91.4%	3.9	pts

(1)
For the three months ended March 31, 2017, net premiums written increased $189 million or 9.4 percent, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

(2)
For the three months ended March 31, 2017, underwriting income decreased $75 million or 45.2 percent on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Premiums
Net premiums written increased $159 million, or $189 million on a constant-dollar basis, for the three months ended March 31, 2017 due to the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $215 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written decreased $56 million, as growth in personal lines, primarily in Europe and Latin America, and property and casualty (P&C) lines, across all regions, was more than offset by merger-related underwriting actions ($42 million), and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition ($73 million).

Net premiums earned decreased $19 million, or $6 million on a constant-dollar basis for the three months ended March 31, 2017, primarily due to lower premiums written in the prior year, partially offset by the favorable impact of the 14-day stub period, as noted above.
Overseas General Insurance conducts business internationally and in most major foreign currencies. The following table presents a regional breakdown of Overseas General Insurance net premiums written:

	Three Months Ended March 31					% Change
(in millions of U.S. dollars, except for percentages)	2017	2017 % of Total	2016	2016 % of Total	C$ (1) 2016	Q-17 vs. Q-16	C$ (1)Q-17 vs. Q-16
Region
Europe	$1,030	47%	$899	44%	$848	14.6%	21.5%
Latin America	497	23%	482	24%	490	3.1%	1.4%
Asia	577	26%	570	28%	584	1.2%	(1.2)%
Other (2)	96	4%	90	4%	89	6.7%	7.9%
Net premiums written	$2,200	100%	$2,041	100%	$2,011	7.8%	9.4%
(1) On a constant-dollar basis.  Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, and other international.

Combined Ratio
The following table presents the pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended March 31
(in millions of U.S. dollars)	2017	2016
Catastrophe losses, pre-tax	$50	$18
Favorable (unfavorable) prior period development, pre-tax	$(12)	$30

Catastrophe losses were primarily from the following events:

•	2017: Cyclone Debbie in Australia

•	2016: Severe weather related events in the U.K. and an earthquake in Taiwan

The unfavorable prior period development of $12 million for the three months ended March 31, 2017 included a charge of $32 million reflecting the change in the discount rate in the U.K. (Ogden rate) which impacted our casualty lines.

The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	55.3%	52.2%
Catastrophe losses	(2.6)%	(0.9)%
Prior period development	(0.6)%	1.5%
Loss and loss expense ratio, adjusted	52.1%	52.8%

The adjusted loss and loss expense ratio decreased 0.7 percentage points for the three months ended March 31, 2017, primarily due to a change in the mix of business towards products and regions that have a lower loss ratio (0.5 percentage points) and integration-related claims handling expense savings realized of $7 million (0.4 percentage points).
The policy acquisition cost ratio increased 1.6 percentage points for the three months ended March 31, 2017 compared to the prior year, which included the favorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (0.7 percentage points). Excluding this item, the policy acquisition cost ratio increased 0.9 percentage points, primarily due to a change in the mix of business towards more A&H and personal lines products and regions which carry a higher acquisition cost ratio (1.0 percentage points), partially offset by integration-related expense savings realized of $4 million (0.2 percentage points).
The administrative expense ratio decreased 0.8 percentage points for the three months ended March 31, 2017, primarily due to integration-related expense savings realized of $32 million (1.5 percentage points), partially offset by increased spending to support growth initiatives.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written	$199	$201	(0.9)%
Net premiums earned	189	202	(6.4)%
Losses and loss expenses	94	89	5.6%
Policy acquisition costs	51	53	(3.8)%
Administrative expenses	10	14	(28.6)%
Underwriting income	34	46	(26.1)%
Net investment income	62	67	(7.5)%
Other (income) expense	—	(1)	NM
Segment income	$96	$114	(15.8)%
Loss and loss expense ratio	49.6%	44.3%	5.3	pts
Policy acquisition cost ratio	26.8%	26.2%	0.6	pts
Administrative expense ratio	5.7%	6.8%	(1.1)	pts
Combined ratio	82.1%	77.3%	4.8	pts
NM - not meaningful

Premiums
Net premiums written decreased $2 million for the three months ended March 31, 2017 as we maintained underwriting discipline in an environment of declining rates and increasing competition, as well as merger-related underwriting actions in the current quarter ($10 million), partially offset by the timing of the Chubb Corp acquisition. The prior year quarter excluded approximately $20 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period).

Net premiums earned decreased $13 million for the three months ended March 31, 2017 primarily due to lower premiums written in the current and prior years as we have maintained underwriting discipline in an environment of declining rates and increasing competition.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development, net of related reinstatement premiums:

	Three Months Ended
	March 31
(in millions of U.S dollars)	2017	2016
Catastrophe losses, pre-tax	$—	$1
Favorable (unfavorable) prior period development and related reinstatement premiums, pre-tax	$(8)	$3

The unfavorable prior period development of $8 million for the three months ended March 31, 2017 included a charge of $9 million reflecting the change in the discount rate in the U.K. (Ogden rate) which impacted our motor and excess liability lines.

The following table presents the impact of catastrophe losses and prior period reserve development and related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended
	March 31
	2017	2016
Loss and loss expense ratio	49.6%	44.3%
Catastrophe losses	—	(0.3)%
Prior period development and related reinstatement premiums (1)	(6.4)%	1.5%
Loss and loss expense ratio, adjusted	43.2%	45.5%
(1) Reinstatement premiums expensed (collected) on prior period development - pre-tax	$(7)	$—

The adjusted loss and loss expense ratio decreased 2.3 percentage points for the three months ended March 31, 2017 primarily due to a change in the mix of business towards regions and products that have a lower loss ratio.

The policy acquisition cost ratio increased 0.6 percentage points for the three months ended March 31, 2017 primarily due to a change in the mix of business towards regions and products that have higher acquisition cost ratios.

The administrative expense ratio decreased 1.1 percentage points for the three months ended March 31, 2017 primarily reflecting expense reductions implemented to align our cost structure with our premium base and integration-related expense savings realized of $1 million.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Net premiums written	$524	$516	1.6%
Net premiums earned	506	497	1.6%
Losses and loss expenses	193	177	9.0%
Policy benefits (1)	168	126	33.3%
(Gains) losses from fair value changes in separate account assets (1)	(30)	3	NM
Policy acquisition costs	114	122	(6.6)%
Administrative expenses	72	72	—
Net investment income	75	67	11.9%
Life Insurance underwriting income	64	64	—
Other (income) expense (1)	1	3	(66.7)%
Amortization of purchased intangibles	1	1	—
Segment income	$62	$60	3.3%
NM - not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
Net premiums written increased $8 million for the three months ended March 31, 2017 primarily due to growth in our Combined Insurance supplemental A&H program business and in our Asian international life operations. This growth was partially offset by planned declines in our Latin American operations reflecting merger-related underwriting actions ($16 million). In addition, growth was adversely impacted by our life reinsurance business, which continues to decline as there is no new life reinsurance business currently being written.

Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended
	March 31			% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	C$ (1) 2016	Q-17 vs. Q-16	C$ (1) Q-17 vs. Q-16
Deposits collected on Universal life and investment contracts	$310	$213	$219	45.5%	42.5%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations they are key to our efforts to grow our business. Life deposits collected increased for the three months ended March 31, 2017, due to growth in Taiwan, partially offset by a decline in Korea.

Life Insurance underwriting income and Other (income) expense

Life Insurance underwriting income remained flat for the three months ended March 31, 2017 as an increase in underwriting income in our international life operations, reflecting improved margins and higher net investment income, was offset by the adverse impact of updating our long-term benefit ratio in our variable annuity business in the fourth quarter of 2016 ($17 million).

Other expense of $1 million and $3 million for the three months ended March 31, 2017 and 2016, respectively, were related primarily to our share of net losses of partially-owned entities. Refer to the Other Income and Expense Items section for further information.

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

	Three Months Ended
	March 31		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16
Losses and loss expenses (1)	$11	$9	22.2%
Administrative expenses	58	73	(20.5)%
Underwriting loss	69	82	(15.9)%
Net investment income (loss)	(79)	(84)	(6.0)%
Interest expense	154	146	5.5%
Net realized gains (losses)	(7)	(394)	(98.2)%
Other (income) expense	(45)	27	NM
Amortization expense (benefit) of purchased intangibles	42	(20)	NM
Chubb integration expenses	111	148	(25.0)%
Income tax expense	128	124	3.2%
Net loss	$(545)	$(985)	(44.7)%
NM - not meaningful

Losses and loss expenses in both years were primarily related to unallocated loss adjustment expenses of the A&E claim operations.

Administrative expenses decreased $15 million for the three months ended March 31, 2017 reflecting integration-related expense savings of $11 million and lower postretirement benefit expenses of $3 million.

Net investment income for the three months ended March 31, 2017 and 2016 included amortization of $91 million and $93 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Refer to the Net Investment Income section for a discussion on consolidated Net investment income.

Interest expense increased $8 million for the three months ended March 31, 2017 primarily driven by the timing of the Chubb Corp acquisition. The prior year quarter excluded $7 million of interest expense related to the $3.3 billion par value of debt assumed in connection with the Chubb Corp acquisition for the 14-day stub period in 2016.

For the three months ended March, 31 2017, net realized losses of $7 million were primarily associated with realized losses on our investment portfolios, partially offset by realized gains of $93 million associated with a net decrease in the fair value of GLB liabilities. The decrease was primarily due to higher global equity market levels. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three months ended March 31, 2017, we experienced realized losses of $74 million related to these derivative instruments. For further discussion of the remaining Net realized gains and (losses), refer to the Net realized and unrealized gains and (losses) section.

Other (income) expense of $(45) million and $27 million recognized in Corporate for the three months ended March 31, 2017 and 2016, respectively, were related primarily to our share of net (income) loss of partially-owned entities, principally our share of net realized gains and losses from partially-owned investment companies. For the three months ended March 31, 2017, these investments recognized realized gains of $52 million compared to realized losses of $25 million in the prior year. Refer to the Other Income and Expense Items section for further information.

Amortization expense of purchased intangibles increased $62 million for the three months ended March 31, 2017, primarily reflecting the increase in intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment of Unpaid losses and loss expenses acquired as part of the Chubb Corp acquisition. Refer to the Amortization of purchased intangibles and Other amortization section for further information.

Chubb integration expenses were $111 million for the three months ended March 31, 2017 primarily comprising $81 million of personnel-related expenses, including severance and employee retention, and $10 million of leases and real estate termination costs. Chubb integration expenses were $148 million for the three months ended March 31, 2016, primarily comprising $75 million of personnel-related expenses, $38 million of advisor fees, and $12 million of consulting fees. Chubb integration expenses are one-time in nature and are not related to the on-going business activities of the segments. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these costs and they are therefore excluded from our definition of segment income.

Other Income and Expense Items

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Equity in net (income) loss of partially-owned entities	$(53)	$15
(Gains) losses from fair value changes in separate account assets (1)	(30)	3
Federal excise and capital taxes	3	1
Other	10	9
Other (income) expense	$(70)	$28

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

Amortization of purchased intangibles and Other amortization

Amortization expense related to purchased intangibles was $64 million for the three months ended March 31, 2017 compared with $7 million in the prior year period. The increase in amortization expense of purchased intangibles primarily reflects the increase in intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment on Unpaid losses and loss expenses.

The following table presents, as of March 31, 2017, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the second through fourth quarters of 2017 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Second quarter of 2017	$74	$8	$(40)	$42	$22	$64
Third quarter of 2017	74	8	(40)	42	21	63
Fourth quarter of 2017	74	8	(40)	42	20	62
2018	323	32	(101)	254	76	330
2019	281	—	(62)	219	67	286
2020	239	—	(35)	204	61	265
2021	216	—	(20)	196	52	248
2022	197	—	(15)	182	50	232
Total	$1,478	$56	$(353)	$1,181	$369	$1,550

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
The following table presents, as of March 31, 2017, the expected reduction of the deferred tax liability associated with intangible assets related to the Chubb Corp acquisition (which reduces as agency distribution relationships and renewal rights and internally developed technology amortize), at current foreign currency exchange rates, for the second through fourth quarters of 2017 and the next five years. For example, for the second quarter of 2017, the expected reduction to deferred tax liability of $29 million associated with intangible assets in the table below is calculated by applying the 35 percent expected tax rate against the sum of the estimated amortization of $82 million, comprising agency distribution relationships and renewal rights of $74 million, and internally developed technology of $8 million. At March 31, 2017, the remaining deferred tax liability associated with these intangibles was $2,047 million.

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
Second quarter of 2017	$29
Third quarter of 2017	29
Fourth quarter of 2017	29
2018	124
2019	98
2020	84
2021	76
2022	69
Total	$538

Amortization of the fair value adjustment on acquired invested assets
In addition to the amortization of purchased intangibles outlined in the table above, at March 31, 2017, we expect amortization of the fair value of acquired invested assets of approximately $89 million for each of the remaining quarters of 2017, $320 million in each of the years 2018 and 2019, and $228 million in 2020, at current foreign currency exchange rates. This estimate could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange. The amortization of the fair value adjustment on acquired invested assets is recorded as a reduction to Net investment income in the Consolidated statements of operations.

Amortization of the fair value adjustment on assumed long-term debt
At March 31, 2017, we expect a benefit from the amortization of the fair value adjustment on assumed long-term debt of $12 million for each of the remaining quarters of 2017, $31 million in 2018, and $19 million in each of the years 2019 through 2022. The amortization of the fair value adjustment on assumed long-term debt is recorded as a reduction to Interest expense in the Consolidated statements of operations.

Net Investment Income

	Three Months Ended
	March 31
(in millions of U.S. dollars)	2017	2016
Fixed maturities	$730	$643
Short-term investments	26	23
Equity securities	9	12
Other investments	19	27
Gross investment income	784	705
Investment expenses	(39)	(31)
Net investment income	$745	$674

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 10.5 percent for the three months ended March 31, 2017, compared with the prior year period, primarily due to the timing of the Chubb Corp acquisition. The prior year quarter excluded $45 million of Net investment income generated prior to the Chubb Corp acquisition close on January 14, 2016. The increase was also due to a higher overall invested asset base.

Our average yield on invested assets was 3.4 percent for both the three months ended March 31, 2017 and 2016, which is primarily driven by the yield on our fixed maturities. This compares to the average market yield, which represents the weighted average yield to maturity of our fixed income portfolio based on market prices of the holdings throughout the period, of 2.8 percent and 2.5 percent for the three months ended March 31, 2017 and 2016, respectively. The prior year quarter benefited from higher distributions on our other investments portfolio.

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

The effect of market movements on our available for sale investment portfolio impacts Net income (through Net realized gains (losses)) when securities are sold or when we record an Other-than-temporary impairment (OTTI) charge in Net income. For a discussion related to how we assess OTTI for all of our investments, including credit-related OTTI, and the related impact on Net income, refer to Note 3 c) to the Consolidated Financial Statements. Additionally, Net income is impacted through the reporting of changes in the fair value of derivatives, including financial futures, options, swaps, and GLB reinsurance. Changes in unrealized appreciation and depreciation on available for sale securities resulting from the revaluation of securities held, changes in cumulative foreign currency translation adjustment, and unrealized postretirement benefit liability adjustment, are reported as separate components of Accumulated other comprehensive income in Shareholders’ equity in the Consolidated balance sheets.

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$(12)	$256	$244	$(190)	$1,088	$898
Fixed income derivatives	6	—	6	(39)	—	(39)
Public equity	4	28	32	38	(4)	34
Private equity	(8)	31	23	3	(27)	(24)
Total investment portfolio (1)	(10)	315	305	(188)	1,057	869
Variable annuity reinsurance derivative transactions, net of applicable hedges	19	—	19	(243)	—	(243)
Other derivatives	2	—	2	(2)	—	(2)
Foreign exchange	(19)	134	115	39	312	351
Other	1	(20)	(19)	—	2	2
Net gains (losses) before tax	(7)	429	422	(394)	1,371	977
Income tax expense (benefit)	(2)	115	113	(4)	269	265
Net gains (losses)	$(5)	$314	$309	$(390)	$1,102	$712

(1)
For the three months ended March 31, 2017, other-than-temporary impairments in Net realized gains (losses) included $6 million for fixed maturities, $5 million for public equity, and $8 million for private equity. For the three months ended March 31, 2016, other-than-temporary impairments in Net realized gains (losses) included $59 million for fixed maturities, $1 million for public equity, and $3 million for private equity.

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

The average duration of our fixed income securities, including the effect of options and swaps, was 4.2 years at both March 31, 2017 and December 31, 2016. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.0 billion at March 31, 2017.

The following table shows the fair value and cost/amortized cost of our invested assets:

	March 31, 2017		December 31, 2016
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$80,806	$79,957	$80,115	$79,536
Fixed maturities held to maturity	10,604	10,519	10,670	10,644
Short-term investments	2,780	2,780	3,002	3,002
	94,190	93,256	93,787	93,182
Equity securities	835	699	814	706
Other investments	4,551	4,271	4,519	4,270
Total investments	$99,576	$98,226	$99,120	$98,158

The fair value of our total investments increased $456 million during the three months ended March 31, 2017, primarily due to the investing of operating cash flows and unrealized appreciation, offset by the repayment of our $500 million senior notes that matured in February 2017 and the payment of dividends on our Common Shares.
The following tables present the market value of our fixed maturities and short-term investments at March 31, 2017 and December 31, 2016. The first table lists investments according to type and second according to S&P credit rating:

	March 31, 2017		December 31, 2016
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$2,843	3%	$2,832	3%
Agency	664	1%	699	1%
Corporate and asset-backed securities	27,582	30%	26,944	29%
Mortgage-backed securities	15,500	16%	15,435	16%
Municipal	22,803	24%	22,768	24%
Non-U.S.	22,018	23%	22,107	24%
Short-term investments	2,780	3%	3,002	3%
Total	$94,190	100%	$93,787	100%
AAA	$15,523	16%	$15,746	17%
AA	35,866	39%	36,235	39%
A	17,700	19%	17,519	19%
BBB	12,524	13%	12,237	13%
BB	7,203	8%	6,993	7%
B	5,087	5%	4,814	5%
Other	287	—%	243	—%
Total	$94,190	100%	$93,787	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at March 31, 2017:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$574
JP Morgan Chase & Co	555
Goldman Sachs Group Inc	436
Anheuser-Busch InBev NV	424
General Electric Co	374
Verizon Communications Inc	372
Morgan Stanley	362
Bank of America Corp	343
AT&T Inc	343
Citigroup Inc	320

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
March 31, 2017 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$12,654	$—	$—	$—	$12,654	$12,700
Non-agency RMBS	1	5	59	4	30	99	99
Commercial mortgage-backed	2,734	13	—	—	—	2,747	2,738
Total mortgage-backed securities	$2,735	$12,672	$59	$4	$30	$15,500	$15,537

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

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at March 31, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,514	$1,462
Republic of Korea	1,043	946
Canada	907	905
Federative Republic of Brazil	861	847
Province of Ontario	611	602
Province of Quebec	501	495
Kingdom of Thailand	451	432
United Mexican States	435	439
Germany	421	407
Australia	344	336
Other Non-U.S. Government Securities (1)	4,016	3,922
Total	$11,104	$10,793

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at March 31, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,021	$1,944
Canada	1,420	1,391
United States (1)	915	889
France	792	773
Netherlands	733	712
Australia	675	659
Germany	599	582
Japan	329	327
Switzerland	329	321
China	287	282
Other Non-U.S. Corporate Securities	2,814	2,747
Total	$10,914	$10,627
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At March 31, 2017, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 11 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,000 issuers, with the greatest single exposure being $166 million.

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

Critical Accounting Estimates
As of March 31, 2017, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2016 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	March 31	December 31
(in millions of U.S. dollars)	2017	2016
Reinsurance recoverable on unpaid losses and loss expenses (1)	$12,811	$12,708
Reinsurance recoverable on paid losses and loss expenses (1)	958	869
Reinsurance recoverable on losses and loss expenses (1)	$13,769	$13,577
Reinsurance recoverable on policy benefits (1)	$187	$182

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.3 billion of collateral at both March 31, 2017 and December 31, 2016. The increase in reinsurance recoverable on losses and loss expenses was primarily due to crop activity.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2016	$60,540	$12,708	$47,832
Losses and loss expenses incurred	4,752	963	3,789
Losses and loss expenses paid	(4,830)	(923)	(3,907)
Foreign currency revaluation and other	117	63	54
Balance at March 31, 2017	$60,579	$12,811	$47,768

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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three months ended March 31, 2017. A&E reserves are included in Corporate. Refer to our 2016 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at March 31, 2017 and 2016. The table also presents Chubb’s corresponding share of pre-tax industry PMLs for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $3,009 million (or 6.1 percent of our total shareholders’ equity at March 31, 2017). We estimate that at such hypothetical loss levels, Chubb’s share of the aggregate industry PML would be approximately 2.1 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	March 31			March 31	March 31			March 31
	2017			2016	2017			2016
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$3,009	6.1%	2.1%	$3,261	$1,455	3.0%	3.7%	$1,499
1-in-250	$5,105	10.4%	2.6%	$5,593	$1,898	3.9%	3.1%	$2,030

The above modeled loss information at March 31, 2017 reflects our in-force portfolio at January 1, 2017. The March 31, 2017 modeled loss information reflects the April 1, 2017 reinsurance program (see Natural Catastrophe Property Reinsurance Program section below) as well as inuring reinsurance protection coverages.

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

Chubb renewed its Global Property Catastrophe Reinsurance Program for our North American and International operations effective April 1, 2017 through March 31, 2018, with no significant change in coverage from the expiring program. The program consists of three layers in excess of losses retained by Chubb. In addition, Chubb also renewed its terrorism coverage (excluding nuclear, biological, chemical and radiation coverage, with an inclusion of coverage for biological and chemical coverage for personal lines) for the United States from April 1, 2017 through March 31, 2018 with the same limits and retention and percentage placed except that the majority of terrorism coverage is on an aggregate basis above our retentions without a reinstatement.

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

Chubb also has two series of property catastrophe bonds in place (assumed as part of the Chubb Corp acquisition) that offer additional natural catastrophe protection for certain parts of the portfolio. The geographic scope of this coverage is from Virginia through Maine. The East Lane VI 2014 series currently provides $270 million of coverage as part of a $300 million layer in excess of $2,660 million retention through March 14, 2018. The East Lane VI 2015 series currently provides $250 million of coverage as part of a $408 million layer in excess of $2,014 million retention through March 13, 2020.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.5 billion letter of credit/revolver facility. At March 31, 2017, our usage of this letter of credit was $458 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at March 31, 2017. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2016 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the three months ended March 31, 2017, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $450 million and $875 million from its Bermuda subsidiaries during the three months ended March 31, 2017 and 2016, respectively. Chubb Limited received dividends of $5.0 billion from its Bermuda subsidiaries in 2015, of which $2.7 billion were paid in 2015, while the remaining $2.3 billion were paid during the three months ended March 31, 2016. These dividends were used to finance a portion of the Chubb Corp acquisition by making capital contributions to Chubb INA and Chubb Group Holdings, both subsidiaries of Chubb Limited.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the three months ended March 31, 2017 and 2016. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $46 million and $167 million from its subsidiaries during the three months ended March 31, 2017 and 2016, respectively.

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

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the three months ended March 31, 2017 and 2016.

Operating cash flows were $1.0 billion in both the three months ended March 31, 2017 and 2016. Cash used for investing was $60 million in the three months ended March 31, 2017, compared to $1.6 billion in the prior year period. The prior year included $14.3 billion for the purchase of Chubb Corp, which was largely funded by sales in our investment portfolio, including net proceeds in short-term investments. Cash used for financing was $858 million in the three months ended March 31, 2017, compared to $102 million in the prior year period. The current year included $500 million of repayments of long-term debt and $128 million of share repurchases. In addition, dividends paid in the current year were $324 million compared to $218 million in the prior year reflecting our higher outstanding share count following the Chubb Corp acquisition.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At March 31, 2017, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 7 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	March 31	December 31
(in millions of U.S. dollars, except for ratios)	2017	2016
Short-term debt	$300	$500
Long-term debt	12,300	12,610
Total financial debt	12,600	13,110
Trust preferred securities	308	308
Total shareholders’ equity	49,224	48,275
Total capitalization	$62,132	$61,693
Ratio of financial debt to total capitalization	20.3%	21.3%
Ratio of financial debt plus trust preferred securities to total capitalization	20.8%	21.8%
Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

As part of the Chubb Corp acquisition on January 14, 2016, we assumed Chubb Corp's senior and subordinated debt obligations, totaling $3.3 billion par value (fair valued at $3.8 billion at the acquisition date), which is guaranteed by Chubb Limited. Included in the debt obligations are junior subordinated capital securities of $1.0 billion. Prior to April 15, 2017, these securities carried a fixed interest rate of 6.375 percent. Effective April 15, 2017, these securities bear interest at a rate equal to the three-month LIBOR plus 2.25 percentage points, or approximately 3.41 percent on the conversion date. We have no intention of redeeming these securities in the foreseeable future; however, our intention is subject to change depending on market conditions and other factors. The scheduled maturity date for these securities is April 15, 2037.

In February 2017, $500 million of 5.7 percent senior notes matured and were fully paid. In March 2017, we reclassified $300 million of 5.8 percent senior notes, due to mature in March 2018, from Long-term debt to Short-term debt in the Consolidated balance sheets.

For the three months ended March 31, 2017 we repurchased $140 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At March 31, 2017, there were 12,560,845 Common Shares in treasury with a weighted average cost of $111.30 per share. For the period April 1, 2017 through May 3, 2017, we repurchased 664,301 Common Shares for a total of $91 million in a series of open market transactions. At May 3, 2017, $769 million in share repurchase authorization remained through December 31, 2017.

We generally maintain the ability to issue certain classes of debt and equity securities via an unlimited Securities and Exchange Commission (SEC) shelf registration which is renewed every three years. This allows us capital market access for refinancing as well as for unforeseen or opportunistic capital needs. Our current shelf registration on file with the SEC expires in October 2018.

Dividends
We have paid dividends each quarter since we became a public company in 1993. Under Swiss law, dividends must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. Refer to Note 7 to the Consolidated Financial Statements for a discussion of our dividend methodology.

At our May 2016 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.76 per share, or CHF 2.72 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 19, 2016, which was paid in four quarterly installments of $0.69 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board determined the record and payment dates at which the annual dividend was paid. The annual dividend approved in May 2016 represented an $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 30, 2016	January 20, 2017	$0.69 (CHF 0.69)
March 31, 2017	April 21, 2017	$0.69 (CHF 0.69)

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A included in our 2016 Form 10-K.

Foreign currency management
As a global company, Chubb entities transact business in multiple currencies. Our policy is to generally match assets, liabilities and required capital for each individual jurisdiction in local currency, which would include the use of derivatives. We do not hedge our net asset non-U.S. dollar capital positions; however, we do consider hedging for planned cross border transactions. For an estimated impact of foreign currency movement on our net assets denominated in non-U.S. currencies, refer to Item 7A in our 2016 Form 10-K.  This information will be updated and disclosed in interim filings if our net assets in non-U.S. currencies change materially from the December 31, 2016 balances disclosed in the 2016 Form 10-K.

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at March 31, 2017 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at March 31, 2017

•	Equity shocks impact all global equity markets equally

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

•	The hedge sensitivity is from March 31, 2017 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 65 percent of that population has become eligible to annuitize and generate a claim (since approximately 35 percent of policies are not eligible to annuitize until after March 31, 2017). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the second quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$378	$247	$30	$(242)	$(572)	$(951)
	Increase/(decrease) in hedge value	(139)	—	139	278	416	555
	Increase/(decrease) in net income	$239	$247	$169	$36	$(156)	$(396)
Flat	(Increase)/decrease in Gross FVL	$201	$—	$(252)	$(561)	$(924)	$(1,329)
	Increase/(decrease) in hedge value	(139)	—	139	278	416	555
	Increase/(decrease) in net income	$62	$—	$(113)	$(283)	$(508)	$(774)
-100 bps	(Increase)/decrease in Gross FVL	$(66)	$(300)	$(587)	$(929)	$(1,320)	$(1,741)
	Increase/(decrease) in hedge value	(139)	—	139	278	416	555
	Increase/(decrease) in net income	$(205)	$(300)	$(448)	$(651)	$(904)	$(1,186)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$59	$(66)	$(1)	$1	$(9)	$8
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$59	$(66)	$(1)	$1	$(9)	$8

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$31	$16	$(16)	$(33)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$31	$16	$(16)	$(33)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$131	$69	$(77)	$(164)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$131	$69	$(77)	$(164)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(432)	$(234)	$270	$474
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(432)	$(234)	$270	$474

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2017. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In 2016, Chubb completed the acquisition of The Chubb Corporation. Since the acquisition we have worked to incorporate and refine the acquired Chubb Corporation internal control processes. This effort included the integration of our investment accounting functions and the integration of certain information technology environments of the two companies, including combining general ledger platforms.
There were no other changes in Chubb’s internal controls over financial reporting from the date of acquisition through March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.
PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
The information required with respect to this item is included in Note 6 g) to the Consolidated Financial Statements which is hereby incorporated by reference.

ITEM 1A. Risk Factors
Refer to "Risk Factors" under Item 1A of Part I of our 2016 Form 10-K. There have been no material changes to the risk factors disclosed in Item 1A of Part I of our 2016 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(3)
January 1 through January 31	12,595	$131.57	—	$1,000	million
February 1 through February 28	1,183,363	$135.63	419,623	$945	million
March 1 through March 31	619,954	$137.20	616,441	$860	million
Total	1,815,912	$136.14	1,036,064

(1)
This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares purchased in the three months ended March 31, 2017 as part of the publicly announced plan was $140 million.
(3) Refer to Note 7 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. For the period April 1, 2017 through May 3, 2017, we repurchased 664,301 Common Shares for a total of $91 million in a series of open market transactions. At May 3, 2017, $769 million in share repurchase authorization remained through December 31, 2017.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

May 4, 2017	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

May 4, 2017	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	May 20, 2016

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 20, 2016

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements
					X