Form 10-Q
period 2017-06-30
Chubb Ltd
filed 2017-08-03
CIK 896159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
YES ☐                                                NO  ☑
The number of registrant’s Common Shares (CHF 24.15 par value) outstanding as of July 21, 2017 was 465,416,079.

CHUBB LIMITED
INDEX TO FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)
Chubb Limited and Subsidiaries

	June 30	December 31
(in millions of U.S. dollars, except share and per share data)	2017	2016
Assets
Investments
Fixed maturities available for sale, at fair value (amortized cost – $80,363 and $79,536)	$81,645	$80,115
(includes hybrid financial instruments of $2 and $2)
Fixed maturities held to maturity, at amortized cost (fair value – $10,560 and $10,670)	10,371	10,644
Equity securities, at fair value (cost – $697 and $706)	856	814
Short-term investments, at fair value and amortized cost	2,651	3,002
Other investments (cost – $4,410 and $4,270)	4,685	4,519
Total investments	100,208	99,094
Cash	1,297	985
Securities lending collateral	1,545	1,092
Accrued investment income	901	918
Insurance and reinsurance balances receivable	9,662	8,970
Reinsurance recoverable on losses and loss expenses	13,358	13,577
Reinsurance recoverable on policy benefits	198	182
Deferred policy acquisition costs	4,546	4,314
Value of business acquired	337	355
Goodwill	15,434	15,332
Other intangible assets	6,579	6,763
Prepaid reinsurance premiums	2,592	2,448
Investments in partially-owned insurance companies	662	666
Other assets	5,669	5,090
Total assets	$162,988	$159,786
Liabilities
Unpaid losses and loss expenses	$60,394	$60,540
Unearned premiums	15,289	14,779
Future policy benefits	5,190	5,036
Insurance and reinsurance balances payable	5,841	5,637
Securities lending payable	1,546	1,093
Accounts payable, accrued expenses, and other liabilities	8,952	8,617
Deferred tax liabilities	1,122	988
Repurchase agreements	1,408	1,403
Short-term debt	922	500
Long-term debt	11,667	12,610
Trust preferred securities	308	308
Total liabilities	112,639	111,511
Commitments and contingencies
Shareholders’ equity
Common Shares (CHF 24.15 par value; 479,783,864 shares issued; 465,375,141 and 465,968,716 shares outstanding)	11,121	11,121
Common Shares in treasury (14,408,723 and 13,815,148 shares)	(1,675)	(1,480)
Additional paid-in capital	14,522	15,335
Retained earnings	26,011	23,613
Accumulated other comprehensive income (loss) (AOCI)	370	(314)
Total shareholders’ equity	50,349	48,275
Total liabilities and shareholders’ equity	$162,988	$159,786
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
Chubb Limited and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except per share data)	2017	2016	2017	2016
Revenues
Net premiums written	$7,581	$7,639	$14,291	$13,634
Decrease (increase) in unearned premiums	(344)	(234)	(282)	368
Net premiums earned	7,237	7,405	14,009	14,002
Net investment income	770	708	1,515	1,382
Net realized gains (losses):
Other-than-temporary impairment (OTTI) losses gross	(9)	(16)	(28)	(87)
Portion of OTTI losses recognized in other comprehensive income (OCI)	1	—	1	8
Net OTTI losses recognized in income	(8)	(16)	(27)	(79)
Net realized gains (losses) excluding OTTI losses	109	(200)	121	(531)
Total net realized gains (losses) (includes $25, $2, $17, and $(150) reclassified from AOCI)	101	(216)	94	(610)
Total revenues	8,108	7,897	15,618	14,774
Expenses
Losses and loss expenses	4,146	4,254	7,935	7,928
Policy benefits	163	146	331	272
Policy acquisition costs	1,449	1,560	2,846	2,973
Administrative expenses	706	829	1,382	1,601
Interest expense	147	153	301	299
Other (income) expense	(145)	(29)	(215)	(1)
Amortization of purchased intangibles	65	5	129	12
Chubb integration expenses	72	98	183	246
Total expenses	6,603	7,016	12,892	13,330
Income before income tax	1,505	881	2,726	1,444
Income tax expense (includes $9, $6, $3 and $5 on reclassified unrealized gains and losses)	200	155	328	279
Net income	$1,305	$726	$2,398	$1,165
Other comprehensive income
Unrealized appreciation	$459	$947	$766	$1,852
Reclassification adjustment for net realized (gains) losses included in net income	(25)	(2)	(17)	150
	434	945	749	2,002
Change in:
Cumulative foreign currency translation adjustment	102	81	236	393
Postretirement benefit liability adjustment	(35)	1	(55)	3
Other comprehensive income, before income tax	501	1,027	930	2,398
Income tax expense related to OCI items	(131)	(213)	(246)	(482)
Other comprehensive income	370	814	684	1,916
Comprehensive income	$1,675	$1,540	$3,082	$3,081
Earnings per share
Basic earnings per share	$2.79	$1.55	$5.12	$2.55
Diluted earnings per share	$2.77	$1.54	$5.08	$2.53
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended
	June 30
(in millions of U.S. dollars)	2017	2016
Common Shares
Balance – beginning of period	$11,121	$7,833
Shares issued for Chubb Corp acquisition	—	3,288
Balance – end of period	11,121	11,121
Common Shares in treasury
Balance – beginning of period	(1,480)	(1,922)
Common Shares repurchased	(475)	—
Net shares redeemed under employee share-based compensation plans	280	345
Balance – end of period	(1,675)	(1,577)
Additional paid-in capital
Balance – beginning of period	15,335	4,481
Shares issued for Chubb Corp acquisition	—	11,916
Equity awards assumed in Chubb Corp acquisition	—	323
Net shares redeemed under employee share-based compensation plans	(275)	(358)
Exercise of stock options	(38)	(37)
Share-based compensation expense and other	156	170
Funding of dividends declared to Retained earnings	(656)	(637)
Balance – end of period	14,522	15,858
Retained earnings
Balance – beginning of period	23,613	19,478
Net income	2,398	1,165
Funding of dividends declared from Additional paid-in capital	656	637
Dividends declared on Common Shares	(656)	(637)
Balance – end of period	26,011	20,643
Accumulated other comprehensive income (loss)
Net unrealized appreciation on investments
Balance – beginning of period	1,058	874
Change in period, before reclassification from AOCI, net of income tax expense of $(259) and $(477)	507	1,375
Amounts reclassified from AOCI, net of income tax benefit of $3 and $5	(14)	155
Change in period, net of income tax expense of $(256) and $(472)	493	1,530
Balance – end of period	1,551	2,404
Cumulative foreign currency translation adjustment
Balance – beginning of period	(1,663)	(1,539)
Change in period, net of income tax expense of $(7) and $(11)	229	382
Balance – end of period	(1,434)	(1,157)
Postretirement benefit liability adjustment
Balance – beginning of period	291	(70)
Change in period, net of income tax benefit of $17 and $1	(38)	4
Balance – end of period	253	(66)
Accumulated other comprehensive income	370	1,181
Total shareholders’ equity	$50,349	$47,226
See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30
(in millions of U.S. dollars)	2017	2016
Cash flows from operating activities
Net income	$2,398	$1,165
Adjustments to reconcile net income to net cash flows from operating activities
Net realized (gains) losses	(94)	610
Amortization of premiums/discounts on fixed maturities	353	376
Amortization of UPR related to the Chubb Corp acquisition	—	1,095
Deferred income taxes	(112)	48
Unpaid losses and loss expenses	(411)	330
Unearned premiums	386	(382)
Future policy benefits	134	106
Insurance and reinsurance balances payable	278	193
Accounts payable, accrued expenses, and other liabilities	(603)	18
Income taxes payable	(103)	67
Insurance and reinsurance balances receivable	(575)	(238)
Reinsurance recoverable on losses and loss expenses	312	(17)
Reinsurance recoverable on policy benefits	(15)	(11)
Deferred policy acquisition costs	(179)	(1,042)
Prepaid reinsurance premiums	(139)	12
Other	10	(177)
Net cash flows from operating activities	1,640	2,153
Cash flows from investing activities
Purchases of fixed maturities available for sale	(12,260)	(17,077)
Purchases of fixed maturities held to maturity	(212)	(121)
Purchases of equity securities	(82)	(78)
Sales of fixed maturities available for sale	6,873	11,868
Sales of equity securities	104	932
Maturities and redemptions of fixed maturities available for sale	5,169	3,910
Maturities and redemptions of fixed maturities held to maturity	408	443
Net change in short-term investments	354	11,711
Net derivative instruments settlements	(129)	(93)
Acquisition of subsidiaries (net of cash acquired of nil and $71)	—	(14,248)
Other	(121)	81
Net cash flows from (used for) investing activities	104	(2,672)
Cash flows from financing activities
Dividends paid on Common Shares	(646)	(530)
Common Shares repurchased	(475)	—
Repayment of long-term debt	(500)	—
Proceeds from issuance of repurchase agreements	1,343	904
Repayment of repurchase agreements	(1,338)	(902)
Proceeds from share-based compensation plans	89	92
Policyholder contract deposits	209	274
Policyholder contract withdrawals	(125)	(103)
Other	—	(4)
Net cash flows used for financing activities	(1,443)	(269)
Effect of foreign currency rate changes on cash and cash equivalents	11	24
Net increase (decrease) in cash	312	(764)
Cash – beginning of period	985	1,775
Cash – end of period	$1,297	$1,011
Supplemental cash flow information
Taxes paid	$510	$259
Interest paid	$327	$319
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

b) Goodwill
During the six months ended June 30, 2017, Goodwill increased $102 million, reflecting the impact of foreign exchange.

c) Debt
In February 2017, Chubb INA Holdings Inc.’s $500 million of 5.7 percent senior notes matured and were fully paid. In 2017, we reclassified $300 million of the 5.8 percent senior notes (due to mature in March 2018), and $600 million of the 5.75 percent senior notes (due to mature in May 2018) from Long-term debt to Short-term debt in the Consolidated balance sheets.

Effective April 15, 2017, the interest rate on our $1.0 billion of unsecured junior subordinated capital securities converted to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points. Previously, these capital securities carried interest at a rate of 6.375 percent. The current interest rate, at the time of this filing, on these securities is 3.55 percent. The scheduled maturity date for these securities is April 15, 2037.

d) Accounting guidance adopted in 2017

Stock Compensation
Effective January 2017, we prospectively adopted new guidance on stock compensation which requires recognition of the excess tax benefits or deficiencies of share-based compensation awards to employees through net income rather than through additional paid in capital. The calculation of the excess tax benefits or deficiencies is based on the difference between the market value of a stock award at the date of vesting, or at the time of exercise for a stock option, compared to the grant date fair value recognized as compensation expense in the Consolidated statements of operations. For the three and six months ended June 30, 2017, the excess tax benefit recorded to Income tax expense in the Consolidated statement of operations was $5 million and $30 million, respectively. Additionally, the guidance allowed for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. We elected to retain our current accounting for compensation expense using a forfeiture estimation process.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued guidance on the amortization period for purchased callable debt securities held at a premium. The guidance requires the premium to be amortized to the earliest call date. Under current guidance, premiums generally are amortized over the contracted life of the security. This guidance is effective for us in the first quarter of 2019 on a modified retrospective basis through a cumulative effect adjustment to beginning retained earnings. Early adoption is permitted. Securities held at a discount do not require an accounting change. We are in the process of evaluating the effect the updated guidance will have on our financial condition and results of operations.

Refer to the 2016 Form 10-K for information on other accounting guidance not yet adopted.

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

The following table summarizes the results of the acquired Chubb Corp operations within our 2016 Consolidated statements of operations for the periods presented:

(in millions of U.S. dollars)	Three Months Ended June 30, 2016	January 14, 2016 to June 30, 2016
Total revenues	$2,745	$5,232
Net income	$326	$581

The following table provides supplemental unaudited pro forma consolidated information for the three and six months ended June 30, 2016, as if Chubb Corp had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

Three Months Ended		Six Months Ended
(in millions of U.S. dollars, except per share data)	June 30, 2016	June 30, 2016
Total revenues	$7,915	$15,237
Net income	$712	$1,246
Earnings per share
Basic earnings per share	$1.52	$2.67
Diluted earnings per share	$1.51	$2.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

3. Investments

a) Fixed maturities

June 30, 2017	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$3,122	$40	$(26)	$3,136	$—
Foreign	21,139	653	(82)	21,710	(2)
Corporate securities	24,744	714	(94)	25,364	(7)
Mortgage-backed securities	14,469	148	(144)	14,473	(1)
States, municipalities, and political subdivisions	16,889	138	(65)	16,962	—
	$80,363	$1,693	$(411)	$81,645	$(10)
Held to maturity
U.S. Treasury and agency	$602	$13	$(2)	$613	$—
Foreign	613	29	—	642	—
Corporate securities	2,645	62	(7)	2,700	—
Mortgage-backed securities	1,268	37	(1)	1,304	—
States, municipalities, and political subdivisions	5,243	66	(8)	5,301	—
	$10,371	$207	$(18)	$10,560	$—

December 31, 2016	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	OTTI Recognized in AOCI
(in millions of U.S. dollars)
Available for sale
U.S. Treasury and agency	$2,883	$32	$(45)	$2,870	$—
Foreign	20,929	636	(125)	21,440	(5)
Corporate securities	23,736	580	(167)	24,149	(8)
Mortgage-backed securities	14,066	135	(194)	14,007	(1)
States, municipalities, and political subdivisions	17,922	72	(345)	17,649	—
	$79,536	$1,455	$(876)	$80,115	$(14)
Held to maturity
U.S. Treasury and agency	$655	$9	$(3)	$661	$—
Foreign	640	28	(1)	667	—
Corporate securities	2,771	50	(26)	2,795	—
Mortgage-backed securities	1,393	35	—	1,428	—
States, municipalities, and political subdivisions	5,185	26	(92)	5,119	—
	$10,644	$148	$(122)	$10,670	$—

As discussed in Note 3 c), if a credit loss is incurred on an impaired fixed maturity, an OTTI is considered to have occurred and the portion of the impairment not related to credit losses (non-credit OTTI) is recognized in OCI. Included in the “OTTI Recognized in AOCI” columns above are the cumulative amounts of non-credit OTTI recognized in OCI adjusted for subsequent sales, maturities, and redemptions. OTTI recognized in AOCI does not include the impact of subsequent changes in fair value of the related securities. In periods subsequent to a recognition of OTTI in OCI, changes in the fair value of the related fixed maturities are reflected in Net unrealized appreciation on investments in the Consolidated statements of shareholders’ equity. For both the three and six months ended June 30, 2017, $3 million of net unrealized depreciation related to such securities is included in OCI. For the three and six months ended June 30, 2016, $21 million and $44 million, respectively, of net unrealized appreciation related to such securities is included in OCI. At June 30, 2017 and December 31, 2016, AOCI included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

cumulative net unrealized appreciation of $7 million and $10 million, respectively, related to securities remaining in the investment portfolio for which a non-credit OTTI was recognized.

Mortgage-backed securities (MBS) issued by U.S. government agencies are combined with all other to be announced mortgage-backed securities (TBAs) held (refer to Note 6 c) (iv)) and are included in the category, “Mortgage-backed securities”. Approximately 81 percent of the total mortgage-backed securities at both June 30, 2017 and December 31, 2016, are represented by investments in U.S. government agency bonds. The remainder of the mortgage exposure consists of collateralized mortgage obligations and non-government mortgage-backed securities, the majority of which provide a planned structure for principal and interest payments and carry a rating of AAA by the major credit rating agencies.

The following table presents fixed maturities by contractual maturity:

		June 30		December 31
		2017		2016
(in millions of U.S. dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due in 1 year or less	$3,799	$3,823	$3,892	$3,913
Due after 1 year through 5 years	23,748	24,207	24,027	24,429
Due after 5 years through 10 years	28,040	28,498	27,262	27,379
Due after 10 years	10,307	10,644	10,289	10,387
	65,894	67,172	65,470	66,108
Mortgage-backed securities	14,469	14,473	14,066	14,007
	$80,363	$81,645	$79,536	$80,115
Held to maturity
Due in 1 year or less	$807	$814	$430	$435
Due after 1 year through 5 years	2,353	2,396	2,646	2,691
Due after 5 years through 10 years	3,001	3,045	2,969	2,944
Due after 10 years	2,942	3,001	3,206	3,172
	9,103	9,256	9,251	9,242
Mortgage-backed securities	1,268	1,304	1,393	1,428
	$10,371	$10,560	$10,644	$10,670

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

b) Equity securities

	June 30	December 31
(in millions of U.S. dollars)	2017	2016
Cost	$697	$706
Gross unrealized appreciation	164	129
Gross unrealized depreciation	(5)	(21)
Fair value	$856	$814

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

For the three and six months ended June 30, 2017, credit losses recognized in Net income for corporate securities were $1 million and $2 million, respectively. For the three and six months ended June 30, 2016, credit losses recognized in Net income for corporate securities were $7 million and $24 million, respectively.

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

For the three and six months ended June 30, 2017 and 2016, there were no credit losses recognized in Net income for mortgage-backed securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the Net realized gains (losses) and the losses included in Net realized gains (losses) and OCI as a result of conditions which caused us to conclude the decline in fair value of certain investments was “other-than-temporary”:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Fixed maturities:
OTTI on fixed maturities, gross	$(5)	$(11)	$(11)	$(78)
OTTI on fixed maturities recognized in OCI (pre-tax)	1	—	1	8
OTTI on fixed maturities, net	(4)	(11)	(10)	(70)
Gross realized gains excluding OTTI	45	37	79	102
Gross realized losses excluding OTTI	(18)	(19)	(58)	(215)
Total fixed maturities	23	7	11	(183)
Equity securities:
OTTI on equity securities	(3)	(5)	(8)	(6)
Gross realized gains excluding OTTI	6	4	15	44
Gross realized losses excluding OTTI	(1)	(4)	(1)	(5)
Total equity securities	2	(5)	6	33
OTTI on other investments	(1)	—	(9)	(3)
Foreign exchange gains (losses)	14	(22)	(5)	17
Investment and embedded derivative instruments	(16)	(47)	(10)	(86)
Fair value adjustments on insurance derivative	118	(131)	211	(359)
S&P put options and futures	(38)	(28)	(112)	(43)
Other derivative instruments	(1)	—	1	(2)
Other	—	10	1	16
Net realized gains (losses)	$101	$(216)	$94	$(610)

The following table presents a roll-forward of pre-tax credit losses related to fixed maturities for which a portion of OTTI was recognized in OCI:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Balance of credit losses related to securities still held – beginning of period	$32	$57	$35	$53
Additions where no OTTI was previously recorded	1	1	1	12
Additions where an OTTI was previously recorded	—	6	1	12
Reductions for securities sold during the period	(4)	(13)	(8)	(26)
Balance of credit losses related to securities still held – end of period	$29	$51	$29	$51

d) Gross unrealized loss
At June 30, 2017, there were 7,924 fixed maturities out of a total of 30,953 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $5 million. There were 67 equity securities out of a total of 320 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $1 million. Fixed maturities in an unrealized loss position at June 30, 2017, comprised both investment grade and below investment grade securities for which fair value declined primarily due to widening credit spreads since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present, for all securities in an unrealized loss position (including securities on loan), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	0 – 12 Months		Over 12 Months		Total
June 30, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,021	$(28)	$—	$—	$2,021	$(28)
Foreign	4,381	(57)	599	(25)	4,980	(82)
Corporate securities	4,410	(72)	372	(29)	4,782	(101)
Mortgage-backed securities	7,657	(141)	118	(4)	7,775	(145)
States, municipalities, and political subdivisions	9,049	(68)	182	(5)	9,231	(73)
Total fixed maturities	27,518	(366)	1,271	(63)	28,789	(429)
Equity securities	104	(5)	—	—	104	(5)
Other investments	70	(4)	—	—	70	(4)
Total	$27,692	$(375)	$1,271	$(63)	$28,963	$(438)

	0 – 12 Months		Over 12 Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
(in millions of U.S. dollars)
U.S. Treasury and agency	$2,216	$(48)	$—	$—	$2,216	$(48)
Foreign	5,918	(99)	386	(27)	6,304	(126)
Corporate securities	7,021	(149)	641	(44)	7,662	(193)
Mortgage-backed securities	8,638	(189)	234	(5)	8,872	(194)
States, municipalities, and political subdivisions	19,448	(435)	49	(2)	19,497	(437)
Total fixed maturities	43,241	(920)	1,310	(78)	44,551	(998)
Equity securities	199	(21)	—	—	199	(21)
Other investments	201	(18)	—	—	201	(18)
Total	$43,641	$(959)	$1,310	$(78)	$44,951	$(1,037)

e) Restricted assets
Chubb is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. Chubb is also required to restrict assets pledged under repurchase agreements, which represent Chubb's agreement to sell securities and repurchase them at a future date for a predetermined price. We also use trust funds in certain large reinsurance transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit (LOC) requirements. We also have investments in segregated portfolios primarily to provide collateral or guarantees for LOC and derivative transactions. Included in restricted assets at June 30, 2017 and December 31, 2016 are investments, primarily fixed maturities, totaling $21.2 billion and $20.1 billion, respectively, and cash of $122 million and $103 million, respectively.
The following table presents the components of restricted assets:

	June 30	December 31
(in millions of U.S. dollars)	2017	2016
Trust funds	$14,938	$13,880
Deposits with U.S. regulatory authorities	2,325	2,203
Deposits with non-U.S. regulatory authorities	2,170	2,191
Assets pledged under repurchase agreements	1,472	1,461
Other pledged assets	371	435
	$21,276	$20,170

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

Other investments
Fair values for the majority of Other investments including investments in partially-owned investment companies, investment funds, and limited partnerships are based on their respective net asset values or equivalent (NAV) and are excluded from the fair value hierarchy table below. Certain of our long-duration contracts are supported by assets that do not qualify for separate account reporting under GAAP. These assets comprise mutual funds classified within Level 1 in the valuation hierarchy on the same basis as other equity securities traded in active markets. Other investments also include equity securities classified within Level 1, and fixed maturities, classified within Level 2, held in rabbi trusts maintained by Chubb for deferred compensation plans and are classified within the valuation hierarchy on the same basis as other equity securities and fixed maturities. Other investments for which pricing is unobservable are classified within Level 3.

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

Investment derivative instruments
Actively traded investment derivative instruments, including futures, options, and forward contracts are classified within Level 1 as fair values are based on quoted market prices. The fair value of cross-currency swaps is based on market valuations and is classified within Level 2. Investment derivative instruments are recorded in either Other assets or Accounts payable, accrued expenses, and other liabilities in the Consolidated balance sheets.

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

The effect of changes in key market factors on assumed lapse and annuitization rates reflect emerging trends using data available from cedants. For treaties with limited experience, rates are established in line with data received from other ceding companies adjusted, as appropriate, with industry estimates. The model and related assumptions are regularly re-evaluated by management and enhanced, as appropriate, based upon additional experience obtained related to policyholder behavior and availability of updated information such as market conditions, market participant assumptions, and demographics of in-force annuities. Because of the significant use of unobservable inputs including policyholder behavior, GLB reinsurance is classified within Level 3. During the three months ended June 30, 2017, we updated aspects of our valuation model relating to interest rates. This resulted in a decrease to the fair value of GLB liabilities generating a realized gain of approximately $94 million. During the six months ended June 30, 2017, there were no other material changes to actuarial or behavioral assumptions. For detailed information on our lapse and annuitization rate assumptions, refer to Note 4 to the Consolidated Financial Statements of our 2016 Form 10-K.

Financial instruments measured at fair value on a recurring basis, by valuation hierarchy

June 30, 2017	Level 1	Level 2	Level 3	Total
(in millions of U.S. dollars)
Assets:
Fixed maturities available for sale
U.S. Treasury and agency	$2,486	$650	$—	$3,136
Foreign	—	21,625	85	21,710
Corporate securities	—	24,617	747	25,364
Mortgage-backed securities	—	14,428	45	14,473
States, municipalities, and political subdivisions	—	16,962	—	16,962
	2,486	78,282	877	81,645
Equity securities	817	—	39	856
Short-term investments	1,421	1,223	7	2,651
Other investments (1)	430	282	243	955
Securities lending collateral	—	1,545	—	1,545
Investment derivative instruments	12	—	—	12
Other derivative instruments	9	—	—	9
Separate account assets	2,147	101	—	2,248
Total assets measured at fair value (1)	$7,322	$81,433	$1,166	$89,921
Liabilities:
Investment derivative instruments	$35	$—	$—	$35
Other derivative instruments	—	—	2	2
GLB (2)	—	—	357	357
Total liabilities measured at fair value	$35	$—	$359	$394

(1)
Excluded from the table above are partially-owned investments, investment funds, and limited partnerships of $3,711 million and other investments of $19 million at June 30, 2017 measured using NAV as a practical expedient.

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

There were no transfers of financial instruments between Level 1 and Level 2 for the three and six months ended June 30, 2017 and 2016.

Fair value of alternative investments
Alternative investments include investment funds, limited partnerships, and partially-owned investment companies measured at fair value using NAV as a practical expedient. The following table presents, by investment category, the expected liquidation period, fair value, and maximum future funding commitments of alternative investments:

			June 30		December 31
	Expected Liquidation Period of Underlying Assets		2017		2016
(in millions of U.S. dollars)		Fair Value	Maximum Future Funding Commitments	Fair Value	Maximum Future Funding Commitments
Financial	5 to 9 Years	$576	$354	$548	$428
Real Assets	3 to 7 Years	622	181	536	230
Distressed	5 to 9 Years	350	175	485	179
Private Credit	3 to 7 Years	238	337	236	259
Traditional	3 to 9 Years	1,646	805	1,550	930
Vintage	1 to 2 Years	19	—	21	14
Investment funds	Not Applicable	260	—	251	—
		$3,711	$1,852	$3,627	$2,040

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

(in millions of U.S. dollars, except for percentages)	Fair Value		Valuation Technique	Significant Unobservable Inputs	Ranges
	June 30, 2017	December 31, 2016
GLB (1)	$357	$559	Actuarial model	Lapse rate	3% – 34%
				Annuitization rate	0% – 78%

(1)	Discussion of the most significant inputs used in the fair value measurement of GLB and the sensitivity of those assumptions is included within Note 4 a) Guaranteed living benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present a reconciliation of the beginning and ending balances of financial instruments measured at fair value using significant unobservable inputs (Level 3):

	Assets						Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
June 30, 2017	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$80	$737	$45	$41	$21	$233	$11	$466
Transfers into Level 3	—	28	—	—	—	—	—	9
Transfers out of Level 3	—	(13)	—	—	—	—	(9)	—
Change in Net Unrealized Gains (Losses) included in OCI	3	—	—	1	—	(1)	—	—
Net Realized Gains/Losses	2	—	—	—	—	—	—	(118)
Purchases	19	65	—	6	7	16	—	—
Sales	(19)	(28)	—	(9)	—	—	—	—
Settlements	—	(42)	—	—	(21)	(5)	—	—
Balance – end of period	$85	$747	$45	$39	$7	$243	$2	$357
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$—	$(118)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $684 million at June 30, 2017, and $774 million at March 31, 2017, which includes a fair value derivative adjustment of $357 million and $466 million, respectively.

								Liabilities
Three Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
June 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$62	$261	$48	$29	$—	$211	$10	$839
Transfers into Level 3	3	2	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	3	9	—	(1)	—	—	—	—
Net Realized Gains/Losses	(1)	(2)	—	1	—	—	—	132
Purchases	27	31	1	10	50	8	—	—
Sales	(7)	(16)	—	(2)	—	—	—	—
Settlements	—	(4)	—	—	—	(3)	—	—
Balance – end of period	$87	$281	$49	$37	$50	$216	$10	$971
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(1)	$—	$—	$—	$—	$—	$—	$132

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1.3 billion at June 30, 2016, and $1.1 billion at March 31, 2016, which includes a fair value derivative adjustment of $971 million and $839 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Assets						Liabilities
Six Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
June 30, 2017	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$74	$681	$45	$41	$25	$225	$13	$559
Transfers into Level 3	—	57	—	—	—	—	—	9
Transfers out of Level 3	—	(67)	—	—	—	—	(9)	—
Change in Net Unrealized Gains (Losses) included in OCI	2	(8)	—	1	—	3	—	—
Net Realized Gains/Losses	1	(1)	—	—	—	—	(2)	(211)
Purchases	33	221	1	6	14	24	—	—
Sales	(22)	(55)	(1)	(9)	—	—	—	—
Settlements	(3)	(81)	—	—	(32)	(9)	—	—
Balance – end of period	$85	$747	$45	$39	$7	$243	$2	$357
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$—	$—	$—	$—	$—	$—	$(2)	$(211)

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $684 million at June 30, 2017, and $853 million at December 31, 2016, which includes a fair value derivative adjustment of $357 million and $559 million, respectively.

	Assets							Liabilities
Six Months Ended	Available-for-Sale Debt Securities			Equity securities	Short-term investments	Other investments	Other derivative instruments	GLB(1)
June 30, 2016	Foreign	Corporate securities	MBS
(in millions of U.S. dollars)
Balance – beginning of period	$57	$174	$53	$16	$—	$212	$6	$609
Transfers into Level 3	9	18	—	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	—	—	—
Change in Net Unrealized Gains (Losses) included in OCI	9	11	—	(1)	—	—	—	—
Net Realized Gains/Losses	(6)	(8)	—	1	—	—	2	362
Purchases (2)	32	124	1	23	50	14	2	—
Sales	(8)	(30)	(5)	(2)	—	—	—	—
Settlements	(4)	(8)	—	—	—	(10)	—	—
Balance – end of period	$87	$281	$49	$37	$50	$216	$10	$971
Net Realized Gains/Losses Attributable to Changes in Fair Value at the Balance Sheet Date	$(5)	$(7)	$—	$—	$—	$—	$2	$362

(1)
Our GLB reinsurance product meets the definition of a derivative instrument for accounting purposes and is accordingly carried at fair value. Excluded from the table above is the portion of the GLB derivative liability classified as Future policy benefits in the Consolidated balance sheets. The liability for GLB reinsurance was $1.3 billion at June 30, 2016, and $888 million at December 31, 2015, which includes a fair value derivative adjustment of $971 million and $609 million, respectively.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value:

June 30, 2017	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$528	$85	$—	$613	$602
Foreign	—	642	—	642	613
Corporate securities	—	2,688	12	2,700	2,645
Mortgage-backed securities	—	1,304	—	1,304	1,268
States, municipalities, and political subdivisions	—	5,301	—	5,301	5,243
Total assets	$528	$10,020	$12	$10,560	$10,371
Liabilities:
Repurchase agreements	$—	$1,408	$—	$1,408	$1,408
Short-term debt	—	931	—	931	922
Long-term debt	—	12,366	—	12,366	11,667
Trust preferred securities	—	462	—	462	308
Total liabilities	$—	$15,167	$—	$15,167	$14,305

December 31, 2016	Fair Value				Carrying Value
(in millions of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities held to maturity
U.S. Treasury and agency	$555	$106	$—	$661	$655
Foreign	—	667	—	667	640
Corporate securities	—	2,782	13	2,795	2,771
Mortgage-backed securities	—	1,428	—	1,428	1,393
States, municipalities, and political subdivisions	—	5,119	—	5,119	5,185
Total assets	$555	$10,102	$13	$10,670	$10,644
Liabilities:
Repurchase agreements	$—	$1,403	$—	$1,403	$1,403
Short-term debt	—	503	—	503	500
Long-term debt	—	12,998	—	12,998	12,610
Trust preferred securities	—	456	—	456	308
Total liabilities	$—	$15,360	$—	$15,360	$14,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

5. Unpaid losses and loss expenses

The following table presents a reconciliation of beginning and ending Unpaid losses and loss expenses:

	Six Months Ended June 30
(in millions of U.S. dollars)	2017	2016
Gross unpaid losses and loss expenses – beginning of period	$60,540	$37,303
Reinsurance recoverable on unpaid losses (1)	(12,708)	(10,741)
Net unpaid losses and loss expenses – beginning of period	47,832	26,562
Acquisition of subsidiaries	—	21,398
Total	47,832	47,960
Net losses and loss expenses incurred in respect of losses occurring in:
Current year	8,396	8,529
Prior years (2)	(461)	(601)
Total	7,935	7,928
Net losses and loss expenses paid in respect of losses occurring in:
Current year	2,271	1,964
Prior years	5,758	5,541
Total	8,029	7,505
Foreign currency revaluation and other	171	40
Net unpaid losses and loss expenses – end of period	47,909	48,423
Reinsurance recoverable on unpaid losses (1)	12,485	12,396
Gross unpaid losses and loss expenses – end of period	$60,394	$60,819
(1) Net of provision for uncollectible reinsurance.
(2) Relates to prior period loss reserve development only and excludes prior period development related to reinstatement premiums, expense adjustments, and earned premiums of $60 million and $53 million for the six months ended June 30, 2017 and 2016, respectively.

Prior Period Development
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

North America Commercial P&C Insurance

2017
For the three months ended June 30, 2017, net favorable PPD was $131 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $101 million in long-tail business, primarily from:

•
Net favorable development of $83 million in our workers’ compensation lines with favorable development of $57 million in the 2016 accident year related to our annual assessment of multi-claimant events including industrial accidents. Consistent with prior years, we reviewed these potential exposures after the close of the accident year to allow for late reporting or identification of significant losses. Favorable development of $40 million in accident years 2015 and prior was principally due to lower than expected loss experience and revision to development patterns used in our loss projection methods for select portfolios; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

•
Net favorable development of $37 million in our commercial-multi peril (CMP) and monoline general liability lines, driven by favorable paid and reported loss activity relative to prior expectations, principally in accident years 2008 through 2013.

•
Net favorable development of $30 million in short-tail business, primarily from favorable development of $29 million in our commercial property portfolios, driven by lower than expected loss emergence in the 2014 and 2016 accident years.

For the six months ended June 30, 2017, net favorable PPD was $310 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $200 million in long-tail business, primarily from:

•	Net favorable development of $84 million in our workers’ compensation lines due to the same factors experienced for the three months ended June 30, 2017, as described above;

•
Net favorable development of $74 million in our commercial excess and umbrella portfolios, primarily in accident years 2010 and prior, driven by lower than expected reported loss activity, and an increase in weighting towards experience-based methods;

•
Net favorable development of $37 million in our commercial-multi peril (CMP) and monoline general liability lines, due to the same factors experienced for the three months ended June 30, 2017, as described above; and

•
Net favorable development of $25 million in our professional Errors and Omissions (E&O) portfolios, primarily in the 2012 and 2013 accident years, arising from lower than expected reported loss activity, partially offset by claim-specific adverse development.

•	Net favorable development of $110 million in short-tail business, primarily from:

•	Net favorable development of $45 million in our credit-related business, primarily due to lower than expected claims severity in the 2015 accident year;

•
Favorable development of $33 million in our property lines, primarily in our commercial property portfolios, due to the same factors experienced for the three months ended June 30, 2017 as described above; and

•	Net favorable development of $24 million in our accident & health (A&H) business, primarily due to lower than expected loss emergence in the 2015 and 2016 accident years.

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

•	Net favorable development of $114 million on our workers’ compensation lines due to the same factors experienced for the three months ended June 30, 2016, as described above;

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

North America Personal P&C Insurance

2017
For the three and six months ended June 30, 2017, net adverse PPD was $37 million and $34 million, respectively, driven primarily by higher than expected case incurred development in our automobile, recreational marine and homeowners lines, mainly in accident years 2012 through 2016.

2016
For the three and six months ended June 30, 2016, net favorable PPD was $15 million and $18 million, respectively, which were the net result of several underlying favorable and adverse movements, none of which were significant individually or in the aggregate.

North America Agricultural Insurance

There was no PPD in both the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017 and 2016, net favorable PPD was $79 million and $41 million, respectively. Actual claim development relates to our Multiple Peril Crop Insurance (MPCI) business and is favorable due to better than expected crop yield results in certain states at the prior year-end period (i.e., 2017 results based on crop yield results at year-end 2016).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Overseas General Insurance

2017
For the three months ended June 30, 2017, net favorable PPD was $88 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $88 million in short-tail business, primarily from:

•
Favorable development of $37 million in property and marine (excluding technical lines), primarily in accident years 2013 through 2015,driven mainly by favorable U.K. and Continental Europe loss emergence, including favorable claim-specific loss settlements;

•
Favorable development of $26 million in technical and energy lines, primarily from favorable loss emergence in accident years 2014 through 2016 primarily in offshore where experience has been better than expected; and

•	Favorable development of $19 million in A&H lines, primarily from favorable loss emergence in Asia Pacific and Continental Europe in accident years 2014 through 2016.

For the six months ended June 30, 2017, net favorable PPD was $76 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal changes:

•	Net favorable development of $108 million in short-tail business, due primarily to the same factors experienced for the three months ended June 30, 2017 as described above; and

•
Net adverse development of $32 million in long-tail business, primarily in our casualty lines, driven by a change in the discount rate in the U.K. (Ogden rate) impacting the 2016 and prior accident years.

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

Global Reinsurance

2017
For the three months ended June 30, 2017, net favorable PPD was $31 million, which was the net result of several underlying favorable and adverse movements, driven by the following principal change:

•
Net favorable development of $36 million in our casualty and professional liability lines, primarily impacting treaty years 2011 and prior, principally resulting from lower than expected loss emergence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

For the six months ended June 30, 2017, net favorable PPD was $23 million, which was the net result of several underlying favorable and adverse movements driven by the following principal change:

•
Net favorable development of $27 million, comprising $36 million in our casualty and professional liability lines as described above, as well as adverse development of $9 million in our motor and excess liability lines, driven by a change in the discount rate in the U.K. (Ogden rate) primarily impacting the 2015 and prior treaty years.

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

Corporate

2017
For the three and six months ended June 30, 2017, adverse development was $43 million and $53 million, respectively, due principally to development of $35 million on run-off non A&E casualty exposures due to higher than expected loss activity, and unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective periods of $8 million and $18 million, respectively.

2016
For the three and six months ended June 30, 2016, net adverse development was $14 million and $22 million, respectively, due principally to unallocated loss adjustment expenses due to run-off operating expenses paid and incurred in the respective periods.

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

The following table presents the balance sheet locations, fair values of derivative instruments in an asset or (liability) position, and notional values/payment provisions of our derivative instruments:

			June 30, 2017			December 31, 2016
	Consolidated Balance Sheet Location	Fair Value		Notional Value/ Payment Provision	Fair Value		Notional Value/ Payment Provision
(in millions of U.S. dollars)		Derivative Asset	Derivative (Liability)		Derivative Asset	Derivative (Liability)
Investment and embedded derivative instruments
Foreign currency forward contracts	OA / (AP)	$8	$(30)	$2,201	$25	$(50)	$2,220
Cross-currency swaps	OA / (AP)	—	—	45	—	—	95
Options/Futures contracts on notes and bonds	OA / (AP)	4	(5)	1,376	6	(4)	2,344
Convertible securities (1)	FM AFS / ES	2	—	7	2	—	7
		$14	$(35)	$3,629	$33	$(54)	$4,666
Other derivative instruments
Futures contracts on equities (2)	OA / (AP)	$5	$—	$1,428	$1	$—	$1,316
Other	OA / (AP)	4	(2)	249	2	(13)	214
		$9	$(2)	$1,677	$3	$(13)	$1,530
GLB(3)	(AP) / (FPB)	$—	$(684)	$1,180	$—	$(853)	$1,264

(1)	Includes fair value of embedded derivatives.

(2)	Related to GMDB and GLB blocks of business.

(3)
Includes both future policy benefits reserves and fair value derivative adjustment. Note that the payment provision related to GLB is the net amount at risk. The concept of a notional value does not apply to the GLB reinsurance contracts.

At June 30, 2017 and December 31, 2016, derivative liabilities of $8 million and $10 million, respectively, included in the table above were subject to a master netting agreement. The remaining derivatives included in the table above were not subject to a master netting agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents the carrying value of collateral held under securities lending agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30	December 31
	2017	2016
(in millions of U.S. dollars)	Overnight and Continuous
Collateral held under securities lending agreements:
Cash	$1,062	$423
U.S. Treasury and agency	82	54
Foreign	263	578
Corporate securities	1	37
Mortgage-backed securities	60	—
Equity securities	77	—
	$1,545	$1,092
Gross amount of recognized liability for securities lending payable	$1,546	$1,093
Difference (1)	$(1)	$(1)

(1)
The carrying value of the securities lending collateral held is $1 million lower than the securities lending payable at both June 30, 2017 and December 31, 2016, due to accrued interest recorded in the securities lending payable.

At June 30, 2017 and December 31, 2016, our repurchase agreement obligations of $1,408 million and $1,403 million, respectively, were fully collateralized. In contrast to securities lending programs, the use of cash received is not restricted for the repurchase obligations. The fair value of the underlying securities sold remains in Fixed maturities available for sale and Equity securities and the repurchase agreement obligation is recorded in Repurchase agreements in the Consolidated balance sheets.

The following table presents the carrying value of collateral pledged under repurchase agreements by investment category and remaining contractual maturity of the underlying agreements:

	Remaining contractual maturity
	June 30, 2017			December 31, 2016
	30-90 Days	Greater than 90 Days	Total	Up to 30 Days	Greater than 90 Days	Total
(in millions of U.S. dollars)
Collateral pledged under repurchase agreements:
Cash	$—	$—	$—	$—	$1	$1
U.S. Treasury and agency	6	240	246	230	10	240
Mortgage-backed securities	495	731	1,226	339	881	1,220
	$501	$971	$1,472	$569	$892	$1,461
Gross amount of recognized liabilities for repurchase agreements			$1,408			$1,403
Difference (1)			$64			$58

(1)	Per the repurchase agreements, the amount of collateral posted is required to exceed the amount of gross liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following table presents net realized gains (losses) related to derivative instrument activity in the Consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Investment and embedded derivative instruments
Foreign currency forward contracts	$(7)	$(10)	$7	$(20)
All other futures contracts and options	(9)	(37)	(17)	(71)
Convertible securities (1)	—	—	—	5
Total investment and embedded derivative instruments	$(16)	$(47)	$(10)	$(86)
GLB and other derivative instruments
GLB (2)	$118	$(131)	$211	$(359)
Futures contracts on equities (3)	(38)	(28)	(112)	(43)
Other	(1)	—	1	(2)
Total GLB and other derivative instruments	$79	$(159)	$100	$(404)
	$63	$(206)	$90	$(490)

(1)	Includes embedded derivatives.

(2)	Excludes foreign exchange gains (losses) related to GLB.

(3)	Related to GMDB and GLB blocks of business.

c) Derivative instrument objectives
(i) Foreign currency exposure management
A foreign currency forward contract (forward) is an agreement between participants to exchange specific foreign currencies at a future date. Chubb uses forwards to minimize the effect of fluctuating foreign currencies as discussed above.

(ii) Duration management and market exposure
Futures
Futures contracts give the holder the right and obligation to participate in market movements, determined by the index or underlying security on which the futures contract is based. Settlement is made daily in cash by an amount equal to the change in value of the futures contract times a multiplier that scales the size of the contract. Exchange-traded futures contracts on money market instruments, notes, and bonds are used in fixed maturity portfolios to more efficiently manage duration, as substitutes for ownership of the money market instruments, bonds, and notes without significantly increasing the risk in the portfolio. Investments in futures contracts may be made only to the extent that there are assets under management not otherwise committed.

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

d) Fixed maturities
At June 30, 2017, we have commitments to purchase fixed income securities of $675 million over the next several years.

e) Other investments
At June 30, 2017, included in Other investments in the Consolidated balance sheets are investments in limited partnerships and partially-owned investment companies with a carrying value of $3.5 billion. In connection with these investments, we have commitments that may require funding of up to $1.9 billion over the next several years.

f) Taxation
At June 30, 2017, $15 million of unrecognized tax benefits remain outstanding. It is reasonably possible that over the next twelve months, the amount of unrecognized tax benefits may change resulting from the re-evaluation of unrecognized tax benefits arising from examinations of taxing authorities and the closing of tax statute limitations. With few exceptions, Chubb is no longer subject to state and local or non-U.S. income tax examinations for years before 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

employment claims, regulatory activity, or disputes arising from our business ventures. In the opinion of management, our ultimate liability for these matters could be, but we believe is not likely to be, material to our consolidated financial condition and results of operations.

7. Shareholders’ equity

All of Chubb’s Common Shares are authorized under Swiss corporate law. Though the par value of Common Shares is stated in Swiss francs, Chubb continues to use U.S. dollars as its reporting currency for preparing consolidated financial statements. Under Swiss corporate law, dividends, including distributions through a reduction in par value (par value reduction) or from legal reserves, must be stated in Swiss francs though dividend payments are made by Chubb in U.S. dollars. At June 30, 2017, our Common Shares had a par value of CHF 24.15 per share.

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

At our May 2017 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.84 per share, expected to be paid in four quarterly installments of $0.71 per share after the annual general meeting by way of distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2018 annual general meeting, and is authorized to abstain from distributing a dividend at its discretion.

The following table presents dividend distributions per Common Share in Swiss francs (CHF) and U.S. dollars (USD):

	Three Months Ended				Six Months Ended
	June 30				June 30
	2017		2016		2017		2016
	CHF	USD	CHF	USD	CHF	USD	CHF	USD
Total dividend distributions per common share	0.69	$0.71	0.68	$0.69	1.38	$1.40	1.34	$1.36

Common Shares in treasury are used principally for issuance upon the exercise of employee stock options, grants of restricted stock, and purchases under the Employee Stock Purchase Plan (ESPP). At June 30, 2017, 14,408,723 Common Shares remain in treasury after net shares redeemed under employee share-based compensation plans.

Chubb Limited securities repurchase authorization
There was no share repurchase program from January 2016 through October 2016. In November 2016, the Board authorized a share repurchase program of $1.0 billion of Chubb's Common Shares through December 31, 2017.

Repurchases of Chubb's Common Shares conducted in a series of open market transactions from January 1, 2017 through August 2, 2017 under the Board authorization are as follows:

(in millions of U.S. dollars, except share data)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	July 1, 2017 through August 2, 2017

Number of shares repurchased	2,381,566	3,417,630	501,872
Cost of shares repurchased	$335	$475	$72
Repurchase authorization remaining at end of period	$525	$525	$453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

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

Performance-based restricted stock awards granted prior to January 2017 comprised target awards which have four installments that vest annually based on tangible book value (shareholders' equity less goodwill and intangible assets, net of tax) per share growth compared to a defined group of peer companies, and premium awards, which are earned only if tangible book value per share growth over the cumulative 4-year period after the grant of the associated target awards exceeds a higher threshold compared to our peer group. The terms of performance-based restricted stock awards granted beginning in January 2017 were updated to now include a 3-year cliff vesting provision in place of the 4-year graded vesting period. In addition, these awards now include an additional vesting criteria based on the P&C combined ratio compared to a defined group of peer companies as well as an additional vesting provision for premium awards based on total shareholder return (TSR) compared to a defined group of peer companies.

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

9. Postretirement benefits

The components of net pension and other postretirement benefit costs (benefits) reflected in Net income in the Consolidated statements of operations were as follows:

	Three Months Ended June 30
	Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
(in millions of U.S. dollars)
2017
Service cost	$16	$4	$20	$1	$1	$2
Interest cost	26	7	33	—	—	—
Expected return on plan assets	(48)	(10)	(58)	(1)	—	(1)
Amortization of net actuarial loss	—	1	1	—	—	—
Amortization of prior service cost	—	—	—	(23)	—	(23)
Curtailments	—	(8)	(8)	—	—	—
Net periodic (benefit) cost	$(6)	$(6)	$(12)	$(23)	$1	$(22)
2016
Service cost	$20	$4	$24	$2	$1	$3
Interest cost	27	8	35	4	—	4
Expected return on plan assets	(42)	(10)	(52)	(2)	—	(2)
Amortization of net actuarial loss	—	1	1	—	—	—
Net periodic cost	$5	$3	$8	$4	$1	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	Six Months Ended June 30
	Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total
(in millions of U.S. dollars)
2017
Service cost	$32	$8	$40	$1	$1	$2
Interest cost	52	14	66	1	—	1
Expected return on plan assets	(95)	(20)	(115)	(2)	—	(2)
Amortization of net actuarial loss	—	1	1	—	—	—
Amortization of prior service cost	—	—	—	(46)	—	(46)
Curtailments	—	(8)	(8)	—	—	—
Net periodic (benefit) cost	$(11)	$(5)	$(16)	$(46)	$1	$(45)
2016
Service cost	$37	$9	$46	$4	$1	$5
Interest cost	54	16	70	9	—	9
Expected return on plan assets	(79)	(20)	(99)	(4)	—	(4)
Amortization of net actuarial loss	—	2	2	—	—	—
Net periodic cost	$12	$7	$19	$9	$1	$10

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

For segment reporting purposes, certain items are presented in a different manner below than in the consolidated financial statements. Management uses underwriting income as the main measures of segment performance. Chubb calculates underwriting income by subtracting Losses and loss expenses, Policy benefits, Policy acquisition costs, and Administrative expenses from Net premiums earned. To calculate segment income, include net investment income, other (income) expense, and amortization of purchased intangibles. For the North America Agricultural Insurance segment, management includes gains and losses on crop derivatives as a component of underwriting income. For example, for the three months ended June 30, 2017, underwriting income in our North America Agricultural Insurance segment was $23 million. This amount includes $2 million of realized losses related to crop derivatives which are reported in Net realized gains (losses) in the Corporate column below.

For the Life Insurance segment, management includes Net investment income and (Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP as components of Life Insurance underwriting income. For example, for the three months ended June 30, 2017, Life Insurance underwriting income of $56 million includes Net investment income of $77 million and gains from fair value changes in separate account assets of $16 million. The gains from fair value changes in separate account assets are reported in Other (income) expense in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

The following tables present the Statement of Operations by segment:

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
June 30, 2017
(in millions of U.S. dollars)
Net premiums written	$3,204	$1,255	$403	$2,006	$190	$523	$—	$7,581
Net premiums earned	3,099	1,093	344	2,018	168	515	—	7,237
Losses and loss expenses	1,936	683	290	964	46	182	45	4,146
Policy benefits	—	—	—	—	—	163	—	163
Policy acquisition costs	464	230	27	555	43	130	—	1,449
Administrative expenses	241	66	2	243	12	77	65	706
Underwriting income (loss)	458	114	25	256	67	(37)	(110)	773
Net investment income (loss)	490	56	6	148	65	77	(72)	770
Other (income) expense	(4)	1	1	(3)	1	(12)	(129)	(145)
Amortization expense of purchased intangibles	—	5	7	11	—	—	42	65
Segment income (loss)	$952	$164	$23	$396	$131	$52	$(95)	$1,623
Net realized gains (losses) including OTTI							101	101
Interest expense							147	147
Chubb integration expenses							72	72
Income tax expense							200	200
Net income (loss)							$(413)	$1,305

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Three Months Ended
June 30, 2016
(in millions of U.S. dollars)
Net premiums written	$3,245	$1,231	$375	$2,031	$230	$527	$—	$7,639
Net premiums earned	3,148	1,140	327	2,093	185	512	—	7,405
Losses and loss expenses	1,971	661	284	1,089	87	147	15	4,254
Policy benefits	—	—	—	—	—	146	—	146
Policy acquisition costs	545	269	25	537	47	137	—	1,560
Administrative expenses	299	98	2	277	14	77	62	829
Underwriting income (loss)	333	112	16	190	37	5	(77)	616
Net investment income (loss)	468	55	5	147	65	69	(101)	708
Other (income) expense	(9)	3	—	(5)	(2)	—	(16)	(29)
Amortization expense (benefit) of purchased intangibles	—	4	8	13	—	—	(20)	5
Segment income (loss)	$810	$160	$13	$329	$104	$74	$(142)	$1,348
Net realized gains (losses) including OTTI							(216)	(216)
Interest expense							153	153
Chubb integration expenses							98	98
Income tax expense							155	155
Net income (loss)							$(764)	$726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Six Months Ended
June 30, 2017
(in millions of U.S. dollars)
Net premiums written	$5,946	$2,239	$464	$4,206	$389	$1,047	$—	$14,291
Net premiums earned	6,140	2,179	358	3,954	357	1,021	—	14,009
Losses and loss expenses	3,796	1,316	217	2,035	140	375	56	7,935
Policy benefits	—	—	—	—	—	331	—	331
Policy acquisition costs	951	447	26	1,084	94	244	—	2,846
Administrative expenses	472	131	(3)	488	22	149	123	1,382
Underwriting income (loss)	921	285	118	347	101	(78)	(179)	1,515
Net investment income (loss)	968	111	12	296	127	152	(151)	1,515
Other (income) expense	—	2	1	(4)	1	(41)	(174)	(215)
Amortization expense of purchased intangibles	—	8	14	22	—	1	84	129
Segment income (loss)	$1,889	$386	$115	$625	$227	$114	$(240)	$3,116
Net realized gains (losses) including OTTI							94	94
Interest expense							301	301
Chubb integration expenses							183	183
Income tax expense							328	328
Net income (loss)							$(958)	$2,398

	North America Commercial P&C Insurance	North America Personal P&C Insurance	North America Agricultural Insurance	Overseas General Insurance	Global Reinsurance	Life Insurance	Corporate	Chubb Consolidated
For the Six Months Ended
June 30, 2016
(in millions of U.S. dollars)
Net premiums written	$5,547	$2,102	$439	$4,072	$431	$1,043	$—	$13,634
Net premiums earned	6,044	2,164	350	4,048	387	1,009	—	14,002
Losses and loss expenses	3,718	1,322	254	2,110	176	324	24	7,928
Policy benefits	—	—	—	—	—	272	—	272
Policy acquisition costs	1,027	518	29	1,040	100	259	—	2,973
Administrative expenses	565	186	(2)	540	28	149	135	1,601
Underwriting income (loss)	734	138	69	358	83	5	(159)	1,228
Net investment income (loss)	894	102	10	293	132	136	(185)	1,382
Other (income) expense	(9)	4	—	(10)	(3)	6	11	(1)
Amortization expense (benefit) of purchased intangibles	—	12	15	24	—	1	(40)	12
Segment income (loss)	$1,637	$224	$64	$637	$218	$134	$(315)	$2,599
Net realized gains (losses) including OTTI							(610)	(610)
Interest expense							299	299
Chubb integration expenses							246	246
Income tax expense							279	279
Net income (loss)							$(1,749)	$1,165
Underwriting assets are reviewed in total by management for purposes of decision-making. Other than Unpaid losses and loss expenses, Reinsurance recoverables, Goodwill and Other intangible assets, Chubb does not allocate assets to its segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

11. Earnings per share

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars, except share and per share data)	2017	2016	2017	2016
Numerator:
Net income	$1,305	$726	$2,398	$1,165
Denominator:
Denominator for basic earnings per share:
Weighted-average shares outstanding	467,981,077	467,701,328	468,244,458	457,102,802
Denominator for diluted earnings per share:
Share-based compensation plans	3,872,860	3,455,969	3,900,678	3,379,559
Weighted-average shares outstanding and assumed conversions	471,853,937	471,157,297	472,145,136	460,482,361
Basic earnings per share	$2.79	$1.55	$5.12	$2.55
Diluted earnings per share	$2.77	$1.54	$5.08	$2.53
Potential anti-dilutive share conversions	2,066,578	2,103,281	1,467,556	2,056,018

Excluded from weighted-average shares outstanding and assumed conversions is the impact of securities that would have been anti-dilutive during the respective periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

12. Information provided in connection with outstanding debt of subsidiaries

The following tables present condensed consolidating financial information at June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016 for Chubb Limited (Parent Guarantor) and Chubb INA Holdings Inc. (Subsidiary Issuer). The Subsidiary Issuer is an indirect 100 percent-owned subsidiary of the Parent Guarantor. The Parent Guarantor fully and unconditionally guarantees certain of the debt of the Subsidiary Issuer. Condensed consolidating financial information of the Parent Guarantor and Subsidiary Issuer are presented on the equity method of accounting. The revenues and expenses and cash flows of the subsidiaries of the Subsidiary Issuer are presented in the Other Chubb Limited Subsidiaries column on a combined basis.

Condensed Consolidating Balance Sheet at June 30, 2017

(in millions of U.S. dollars)	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
Assets
Investments	$23	$305	$99,880	$—	$100,208
Cash (1)	—	167	1,323	(193)	1,297
Insurance and reinsurance balances receivable	—	—	11,699	(2,037)	9,662
Reinsurance recoverable on losses and loss expenses	—	—	24,118	(10,760)	13,358
Reinsurance recoverable on policy benefits	—	—	1,205	(1,007)	198
Value of business acquired	—	—	337	—	337
Goodwill and other intangible assets	—	—	22,013	—	22,013
Investments in subsidiaries	40,553	49,982	—	(90,535)	—
Due from subsidiaries and affiliates, net	10,251	—	—	(10,251)	—
Other assets	141	289	19,527	(4,042)	15,915
Total assets	$50,968	$50,743	$180,102	$(118,825)	$162,988
Liabilities
Unpaid losses and loss expenses	$—	$—	$70,460	$(10,066)	$60,394
Unearned premiums	—	—	18,876	(3,587)	15,289
Future policy benefits	—	—	6,197	(1,007)	5,190
Due to subsidiaries and affiliates, net	—	9,939	312	(10,251)	—
Affiliated notional cash pooling programs (1)	193	—	—	(193)	—
Repurchase agreements	—	—	1,408	—	1,408
Short-term debt	—	922	—	—	922
Long-term debt	—	11,656	11	—	11,667
Trust preferred securities	—	308	—	—	308
Other liabilities	426	1,582	18,639	(3,186)	17,461
Total liabilities	619	24,407	115,903	(28,290)	112,639
Total shareholders’ equity	50,349	26,336	64,199	(90,535)	50,349
Total liabilities and shareholders’ equity	$50,968	$50,743	$180,102	$(118,825)	$162,988

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2017, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,581	$—	$7,581
Net premiums earned	—	—	7,237	—	7,237
Net investment income	2	4	764	—	770
Equity in earnings of subsidiaries	1,253	665	—	(1,918)	—
Net realized gains (losses) including OTTI	(2)	(1)	104	—	101
Losses and loss expenses	—	—	4,146	—	4,146
Policy benefits	—	—	163	—	163
Policy acquisition costs and administrative expenses	18	(2)	2,139	—	2,155
Interest (income) expense	(84)	212	19	—	147
Other (income) expense	4	10	(159)	—	(145)
Amortization of purchased intangibles	—	—	65	—	65
Chubb integration expenses	6	4	62	—	72
Income tax expense (benefit)	4	(87)	283	—	200
Net income	$1,305	$531	$1,387	$(1,918)	$1,305
Comprehensive income	$1,675	$920	$1,756	$(2,676)	$1,675

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$7,639	$—	$7,639
Net premiums earned	—	—	7,405	—	7,405
Net investment income	1	3	704	—	708
Equity in earnings of subsidiaries	664	549	—	(1,213)	—
Net realized gains (losses) including OTTI	(1)	(1)	(214)	—	(216)
Losses and loss expenses	—	—	4,254	—	4,254
Policy benefits	—	—	146	—	146
Policy acquisition costs and administrative expenses	16	96	2,277	—	2,389
Interest (income) expense	(93)	233	13	—	153
Other (income) expense	(4)	10	(35)	—	(29)
Amortization of purchased intangibles	—	—	5	—	5
Chubb integration expenses	14	(97)	181	—	98
Income tax expense (benefit)	5	(37)	187	—	155
Net income	$726	$346	$867	$(1,213)	$726
Comprehensive income	$1,540	$1,004	$1,681	$(2,685)	$1,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$14,291	$—	$14,291
Net premiums earned	—	—	14,009	—	14,009
Net investment income	2	7	1,506	—	1,515
Equity in earnings of subsidiaries	2,280	1,366	—	(3,646)	—
Net realized gains (losses) including OTTI	(2)	(14)	110	—	94
Losses and loss expenses	—	—	7,935	—	7,935
Policy benefits	—	—	331	—	331
Policy acquisition costs and administrative expenses	36	12	4,180	—	4,228
Interest (income) expense	(168)	433	36	—	301
Other (income) expense	(2)	25	(238)	—	(215)
Amortization of purchased intangibles	—	—	129	—	129
Chubb integration expenses	6	53	124	—	183
Income tax expense (benefit)	10	(199)	517	—	328
Net income	$2,398	$1,035	$2,611	$(3,646)	$2,398
Comprehensive income	$3,082	$1,711	$3,294	$(5,005)	$3,082

Condensed Consolidating Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net premiums written	$—	$—	$13,634	$—	$13,634
Net premiums earned	—	—	14,002	—	14,002
Net investment income	2	7	1,373	—	1,382
Equity in earnings of subsidiaries	1,039	1,055	—	(2,094)	—
Net realized gains (losses) including OTTI	(1)	(1)	(608)	—	(610)
Losses and loss expenses	—	—	7,928	—	7,928
Policy benefits	—	—	272	—	272
Policy acquisition costs and administrative expenses	33	132	4,409	—	4,574
Interest (income) expense	(173)	448	24	—	299
Other (income) expense	(13)	20	(8)	—	(1)
Amortization of purchased intangibles	—	—	12	—	12
Chubb integration expenses	17	40	189	—	246
Income tax expense (benefit)	11	(187)	455	—	279
Net income	$1,165	$608	$1,486	$(2,094)	$1,165
Comprehensive income	$3,081	$2,060	$3,402	$(5,462)	$3,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$551	$1,444	$1,686	$(2,041)	$1,640
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(5)	(12,255)	—	(12,260)
Purchases of fixed maturities held to maturity	—	—	(212)	—	(212)
Purchases of equity securities	—	—	(82)	—	(82)
Sales of fixed maturities available for sale	—	—	6,873	—	6,873
Sales of equity securities	—	—	104	—	104
Maturities and redemptions of fixed maturities available for sale	—	13	5,156	—	5,169
Maturities and redemptions of fixed maturities held to maturity	—	—	408	—	408
Net change in short-term investments	—	166	188	—	354
Net derivative instruments settlements	—	(7)	(122)	—	(129)
Other	—	2	(123)	—	(121)
Net cash flows from (used for) investing activities	—	169	(65)	—	104
Cash flows from financing activities
Dividends paid on Common Shares	(646)	—	—	—	(646)
Common Shares repurchased	—	—	(475)	—	(475)
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from issuance of repurchase agreements	—	—	1,343	—	1,343
Repayment of repurchase agreements	—	—	(1,338)	—	(1,338)
Proceeds from share-based compensation plans	—	—	89	—	89
Dividend to parent company	—	—	(2,041)	2,041	—
Advances (to) from affiliates	264	(328)	64	—	—
Net payments to affiliated notional cash pooling programs(1)	(170)	(619)	—	789	—
Policyholder contract deposits	—	—	209	—	209
Policyholder contract withdrawals	—	—	(125)	—	(125)
Net cash flows used for financing activities	(552)	(1,447)	(2,274)	2,830	(1,443)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	11	—	11
Net increase (decrease) in cash	(1)	166	(642)	789	312
Cash – beginning of period(1)	1	1	1,965	(982)	985
Cash – end of period(1)	$—	$167	$1,323	$(193)	$1,297

(1)
Chubb maintains two notional multicurrency cash pools (Pools) with a third-party bank. Various Chubb entities participate in one or the other of the Pools, pursuant to which credit and debit balances in individual Chubb accounts are translated daily into a single currency and pooled on a notional basis. Individual Chubb entities are permitted to overdraw on their individual accounts provided the overall Pool balances do not fall below zero. At June 30, 2017 and December 31, 2016, the cash balance of one or more entities was negative; however, the overall Pool balances were positive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (Unaudited)
Chubb Limited and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016	Chubb Limited (Parent Guarantor)	Chubb INA Holdings Inc. (Subsidiary Issuer)	Other Chubb Limited Subsidiaries	Consolidating Adjustments and Eliminations	Chubb Limited Consolidated
(in millions of U.S. dollars)
Net cash flows from operating activities	$3,213	$4,050	$2,262	$(7,372)	$2,153
Cash flows from investing activities
Purchases of fixed maturities available for sale	—	(83)	(16,994)	—	(17,077)
Purchases of fixed maturities held to maturity	—	—	(121)	—	(121)
Purchases of equity securities	—	—	(78)	—	(78)
Sales of fixed maturities available for sale	—	—	11,868	—	11,868
Sales of equity securities	—	—	932	—	932
Maturities and redemptions of fixed maturities available for sale	—	—	3,910	—	3,910
Maturities and redemptions of fixed maturities held to maturity	—	—	443	—	443
Net change in short-term investments	—	7,829	3,882	—	11,711
Net derivative instruments settlements	—	(10)	(83)	—	(93)
Acquisition of subsidiaries (net of cash acquired of $71)	—	(14,282)	34	—	(14,248)
Capital contribution	(2,330)	—	(2,330)	4,660	—
Other	—	(3)	84	—	81
Net cash flows from (used for) investing activities	(2,330)	(6,549)	1,547	4,660	(2,672)
Cash flows from financing activities
Dividends paid on Common Shares	(530)	—	—	—	(530)
Proceeds from issuance of repurchase agreements	—	—	904	—	904
Repayment of repurchase agreements	—	—	(902)	—	(902)
Proceeds from share-based compensation plans, including windfall tax benefits	—	—	92	—	92
Dividend to parent company	—	—	(7,372)	7,372	—
Advances (to) from affiliates	(247)	221	26	—	—
Capital contribution	—	2,330	2,330	(4,660)	—
Net proceeds from (payments to) affiliated notional cash pooling programs(1)	(106)	157	—	(51)	—
Policyholder contract deposits	—	—	274	—	274
Policyholder contract withdrawals	—	—	(103)	—	(103)
Other	—	(4)	—	—	(4)
Net cash flows from (used for) financing activities	(883)	2,704	(4,751)	2,661	(269)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	24	—	24
Net increase (decrease) in cash	—	205	(918)	(51)	(764)
Cash – beginning of period(1)	1	2	2,743	(971)	1,775
Cash – end of period(1)	$1	$207	$1,825	$(1,022)	$1,011

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations, financial condition, and liquidity and capital resources as of and for the three and six months ended June 30, 2017.

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

Overview
Chubb Limited is the Swiss-incorporated holding company of the Chubb Group of Companies. Chubb Limited, which is headquartered in Zurich, Switzerland, and its direct and indirect subsidiaries (collectively, the Chubb Group of Companies, Chubb, we, us, or our) are a global insurance and reinsurance organization, serving the needs of a diverse group of clients worldwide. At June 30, 2017, we had total assets of $163 billion and shareholders’ equity of $50 billion. Chubb was incorporated in 1985 at which time it opened its first business office in Bermuda and continues to maintain operations in Bermuda.

We operate through six business segments: North America Commercial P&C Insurance, North America Personal P&C Insurance, North America Agricultural Insurance, Overseas General Insurance, Global Reinsurance, and Life Insurance. For more information on our segments refer to “Segment Information” under Item 1 in our 2016 Form 10-K.

Financial Highlights for the Three Months Ended June 30, 2017

•	Net income was $1,305 million compared with $726 million in the prior year period.

•	Total company and P&C net premiums written were $7.6 billion and $7.1 billion, respectively, both down 0.8 percent.

•
Since the acquisition of Chubb Corp, we have entered into new reinsurance agreements with third-party reinsurers for certain legacy Chubb Corp business, and have taken other merger-related underwriting actions, including exiting certain types of business that do not meet our underwriting standards or adhere to our risk diversification strategy. Together, these items adversely impacted P&C net premiums written growth by $198 million in the quarter. Excluding these items, P&C net premiums written were up 2.6 percent in constant dollars.

•
P&C combined ratio was 88.0 percent compared with 91.2 percent in the prior year period which included 1.0 percentage point from the unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition. The P&C combined ratio in the current year reflects favorable impacts from integration-related savings, post-retirement benefit savings, a favorable release of unallocated claims handling expense reserves and merger-related underwriting actions. These benefits reduced the expense ratio by 1.7 percentage points and the loss and loss expense ratio by 1.0 percentage point. Partially offsetting this decline is an increase in the underlying loss and loss expense ratio.

•
Total incremental integration-related savings recognized in the quarter were $105 million pre-tax. Refer to the Integration-Related Savings section below for additional information on the impact of these savings by income statement line item and segment.

•
Total pre-tax and after-tax catastrophe losses were $200 million (3.0 percentage points of the combined ratio) and $152 million, respectively, compared with $390 million (5.7 percentage points of the combined ratio) and $311 million, respectively, last year.

•
Total pre-tax and after-tax favorable prior period development was $170 million (2.5 percentage points of the combined ratio) and $144 million, respectively, compared with $301 million (4.4 percentage points of the combined ratio) and $241 million, respectively, last year.

•
Net investment income was $770 million compared with $708 million in the prior year period. Excluding the amortization of the fair value adjustment on acquired invested assets of Chubb Corp, net investment income was $855 million, compared with $816 million, up 4.8 percent.

•	Share repurchases totaled $335 million, or approximately 2.4 million shares, during the quarter.

Operationally and financially, we believe all areas of integration are on track or ahead of schedule. As indicated in the table below, we have now increased the total annualized run-rate savings we expect to achieve by the end of 2018 to $875 million, up from our prior estimate of $800 million. Integration and merger-related expenses are now estimated to be $903 million, up from $809 million and have increased primarily related to the realization of increases in our savings projections.

			Actual	Expected
(in millions of U.S. dollars)	2015	2016	YTD 2017	2017	2018	Total
Cumulative Chubb integration-related savings (1)
Annualized savings		$578	$775	$825	$875	$875
Realized savings		$325	$554	$710	$845	$875

Chubb integration and merger-related expenses (2)
One-time integration expenses related to savings	$22	$299	$144	$233	$18	$572
Other one-time merger-related expenses	11	193	39	116	12	331
Total expected integration and merger-related expenses	$33	$492	$183	$349	$30	$903
Cumulative annualized post-retirement benefit savings		$15	$95	$115	$115	$115
(1) Realized savings are the portion that is recorded in the financial statements in the current period. Annualized savings are the run rate of savings for the full year. The difference between annualized savings and realized savings reflects the additional amount that will be realized in future periods. The timing of realized savings is dependent upon the period in which the action is executed.
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

The anticipated integration-related savings and integration and merger-related expenses may not be realized fully, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. Refer to the Risk Factors under Part II, Item 1A on page 85 for additional information.

Consolidated Operating Results – Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16	2017	2016	YTD-17 vs. YTD-16
Net premiums written (1)	$7,581	$7,639	(0.8)%	$14,291	$13,634	4.8%
Net premiums earned (1)	7,237	7,405	(2.3)%	14,009	14,002	0.1%
Net investment income	770	708	8.8%	1,515	1,382	9.6%
Net realized gains (losses)	101	(216)	NM	94	(610)	NM
Total revenues	8,108	7,897	2.7%	15,618	14,774	5.7%
Losses and loss expenses	4,146	4,254	(2.5)%	7,935	7,928	0.1%
Policy benefits	163	146	11.6%	331	272	21.7%
Policy acquisition costs	1,449	1,560	(7.1)%	2,846	2,973	(4.3)%
Administrative expenses	706	829	(14.8)%	1,382	1,601	(13.7)%
Interest expense	147	153	(3.9)%	301	299	0.7%
Other (income) expense	(145)	(29)	NM	(215)	(1)	NM
Amortization of purchased intangibles	65	5	NM	129	12	NM
Chubb integration expenses	72	98	(26.5)%	183	246	(25.6)%
Total expenses	6,603	7,016	(5.9)%	12,892	13,330	(3.3)%
Income before income tax	1,505	881	70.9%	2,726	1,444	88.8%
Income tax expense	200	155	29.0%	328	279	17.6%
Net income	$1,305	$726	79.6%	$2,398	$1,165	105.8%
NM – not meaningful

(1)
On a constant-dollar basis for the three and six months ended June 30, 2017, net premiums written decreased $17 million, or 0.2 percent, and increased $721 million, or 5.3 percent, respectively, and net premiums earned decreased $131 million and increased $45 million, respectively. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Net Premiums Written
Net premiums written reflect the premiums we retain after purchasing reinsurance protection. Consolidated net premiums written decreased $58 million for the three months ended June 30, 2017, as growth in the quarter was more than offset by merger-related underwriting actions ($206 million). For the six months ended June 30, 2017, net premiums written increased $657 million due to the timing of the Chubb Corp acquisition in the prior year, which excluded approximately $855 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written decreased $198 million as growth was more than offset by merger-related underwriting actions ($409 million). Merger-related underwriting actions include the cancellation of certain portfolios or lines of business that do not meet our underwriting standards and the purchase of additional reinsurance. Excluding these items, net premiums written increased $189 million, or 2.5 percent, and $275 million, or 1.9 percent, on a constant-dollar basis, for the three and six months ended June 30, 2017, respectively.

•
Net premiums written in our North America Commercial P&C Insurance segment decreased $41 million for the three months ended June 30, 2017 primarily due to merger-related underwriting actions ($84 million). Excluding these actions, net premiums written increased $43 million as growth in our Major Accounts Risk Management and Wholesale businesses was offset by declines in our property, casualty and select components of our financial lines businesses due to competitive market conditions. Net premiums written increased $399 million for the six months ended June 30, 2017 primarily reflecting the 14-day stub period ($519 million). On a comparative basis, which includes the 14-day stub period, net premiums written declined $120 million driven by merger-related underwriting actions ($168 million). Excluding these items, net premiums written increased $48 million, or 0.8 percent, due to the same factors driving the increase in the quarter as described above.

•
Net premiums written in our North America Personal P&C Insurance segment increased $24 million and $137 million for the three and six months ended June 30, 2017, respectively, reflecting growth across most lines. In addition, the increase in net premiums written for the six months ended June 30, 2017 reflected the favorable impact of the 14-day stub period ($100 million).  Offsetting this growth were merger-related underwriting actions of $75 million and $126 million for the three and six months ended June 30, 2017, respectively.  Excluding these items, net premiums written increased $99 million and $163 million for the three and six months ended June 30, 2017, respectively, reflecting growth across most lines, primarily in homeowners and complementary products such as automobiles and valuables. Additionally, the non-renewal of a quota share treaty ($46 million) and a one-time favorable impact from the change in timing of premium registration favorably impacted growth in the quarter and year-to-date periods.

•
Net premiums written in our North America Agricultural Insurance segment increased $28 million and $25 million for the three and six months ended June 30, 2017, respectively, primarily due to higher commodity base prices in our 2017 policy pricing and growth in our Chubb Agribusiness unit driven by new business written and strong retention.

•
Net premiums written in our Overseas General Insurance segment decreased $25 million or increased $7 million on a constant-dollar basis, for the three months ended June 30, 2017, as growth in personal lines business and property and casualty (P&C) lines were offset by merger-related underwriting actions ($39 million). Net premiums written increased $134 million, or $196 million on a constant-dollar basis, for the six months ended June 30, 2017, primarily reflecting the 14-day stub period ($215 million). On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums written declined $19 million for the six months ended June 30, 2017 reflecting merger-related underwriting actions ($81 million) and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition ($73 million). Excluding these items, net premiums written increased $135 million on a constant-dollar basis, due to growth in personal lines and P&C lines.

•
Net premiums written in our Global Reinsurance segment decreased $40 million and $42 million for the three and six months ended June 30, 2017, respectively, as we maintained underwriting discipline in an environment of declining rates and increasing competition.

•
Net premiums written in our Life Insurance segment decreased $4 million and increased $4 million for the three and six months ended June 30, 2017, respectively. For the quarter, growth in our Combined Insurance supplemental A&H program business and our Asian international life operations was more than offset by merger-related underwriting actions ($8 million). For the six months ended June 30, 2017, growth in these businesses more than offset the declines related to merger-related underwriting actions ($24 million). Both periods were adversely impacted by our life reinsurance business, which continues to decline as no new business is currently being written.

Line of Business
The following tables present a breakdown of consolidated net premiums written by line of business for the periods indicated:

				Three Months Ended
					June 30
(in millions of U.S. dollars, except for percentages)	2017	2016	% Change Q-17 vs. Q-16	C$ (1) 2016	C$ (1) % Change Q-17 vs. Q-16	Impact of Merger Actions (2)
Commercial multiple peril (3)	$227	$236	(3.8)%	$236	(3.8)%	(1.3)	pts
Commercial casualty	961	893	7.6%	892	7.7%	(3.7)	pts
Workers' compensation	478	548	(12.8)%	547	(12.6)%	(5.1)	pts
Professional liability	913	927	(1.5)%	912	0.1%	(0.7)	pts
Surety	153	149	2.7%	148	3.4%	—	pts
Property and other short-tail lines	1,054	1,097	(3.9)%	1,093	(3.6)%	(1.4)	pts
International other casualty	248	247	0.4%	241	2.9%	(0.8)	pts
Total Commercial P&C	4,034	4,097	(1.5)%	4,069	(0.9)%	(2.2)	pts

Agriculture	403	375	7.7%	375	7.7%	—	pts

Personal automobile - North America	209	190	10.0%	190	10.0%	—	pts
Personal automobile - International	188	165	13.9%	162	16.0%	—	pts
Personal homeowners	925	929	(0.4)%	928	(0.3)%	(8.1)	pts
Personal other	363	363	—	360	0.8%	(6.1)	pts
Total Personal lines	1,685	1,647	2.3%	1,640	2.7%	(6.0)	pts
Total Property and Casualty lines	6,122	6,119	—	6,084	0.6%	(3.0)	pts

Global A&H lines (4)	1,025	1,029	(0.4)%	1,022	0.3%	(1.4)	pts
Reinsurance lines	190	230	(17.7)%	227	(16.5)%	—	pts
Life	244	261	(6.5)%	265	(7.9)%	(3.0)	pts
Total consolidated	$7,581	$7,639	(0.8)%	$7,598	(0.2)%	(2.7)	pts

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Reflects the impact to growth of merger-related underwriting actions.

(3)	Commercial multiple peril represents retail package business (property and general liability)

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

				Six Months Ended
					June 30
(in millions of U.S. dollars, except for percentages)	2017	2016	% Change YTD-17 vs. YTD-16	C$ (1) 2016 including stub period	C$ (1) % Change YTD-17 vs. YTD-16 including stub period	Impact of Merger Actions and accounting policy alignment (2)
Commercial multiple peril (3)	$428	$368	16.3%	$448	(4.5)%	(1.2)	pts
Commercial casualty	1,688	1,536	9.9%	1,653	2.1%	(3.4)	pts
Workers' compensation	1,066	996	7.0%	1,134	(6.0)%	(3.6)	pts
Professional liability	1,694	1,605	5.5%	1,730	(2.1)%	(2.2)	pts
Surety	303	283	7.1%	291	4.1%	(1.1)	pts
Property and other short-tail lines	2,086	2,030	2.8%	2,157	(3.3)%	(4.0)	pts
International other casualty	564	532	6.0%	564	—	(3.5)	pts
Total Commercial P&C	7,829	7,350	6.5%	7,977	(1.9)%	(3.2)	pts

Agriculture	464	439	5.9%	439	5.9%	—	pts

Personal automobile - North America	374	332	12.7%	346	8.1%	—	pts
Personal automobile - International	374	345	8.4%	337	11.0%	—	pts
Personal homeowners	1,622	1,569	3.4%	1,636	(0.9)%	(7.7)	pts
Personal other	725	681	6.5%	712	1.8%	(7.8)	pts
Total Personal lines	3,095	2,927	5.7%	3,031	2.1%	(6.0)	pts
Total Property and Casualty lines	11,388	10,716	6.3%	11,447	(0.5)%	(3.7)	pts

Global A&H lines (4)	2,019	1,965	2.7%	2,005	0.7%	(1.0)	pts
Reinsurance lines	389	431	(9.9)%	445	(12.7)%	(2.2)	pts
Life	495	522	(5.2)%	528	(6.3)%	(4.6)	pts
Total consolidated	$14,291	$13,634	4.8%	$14,425	(0.9)%	(3.3)	pts

(1)	On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)	Reflects the impact to growth of merger-related underwriting actions and accounting policy alignment, including the 14-day stub period.

(3)	Commercial multiple peril represents retail package business (property and general liability)

(4)
For purposes of this schedule only, A&H results from our Combined North America and International businesses, normally included in the Life Insurance and Overseas General Insurance segments, respectively, as well as the A&H results of our North America Commercial P&C segment, are included in Global A&H lines above.

Net Premiums Earned
Net premiums earned for short-duration contracts, typically P&C contracts, generally reflect the portion of net premiums written that were recorded as revenues for the period as the exposure periods expire. Net premiums earned for long-duration contracts, typically traditional life contracts, generally are recognized as earned when due from policyholders. Net premiums earned decreased $168 million, or $131 million on a constant-dollar basis, for the three months ended June 30, 2017 due to the same factors driving the decline in net premiums written as described above.

Net premiums earned increased $7 million, or $45 million on a constant-dollar basis, for the six months ended June 30, 2017. The prior year excluded approximately $391 million of premiums earned in the 14-day stub period. On a comparative constant-dollar basis, which includes the 14-day stub period, net premiums earned decreased $346 million for the six months ended June 30, 2017 due to the same factors driving the decline in net premiums written, as described above.

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

The following table presents the components of the combined ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	59.0%	59.6%	58.2%	58.5%
Policy acquisition cost ratio	19.6%	20.6%	20.0%	20.9%
Administrative expense ratio	9.4%	11.0%	9.6%	11.2%
Combined Ratio	88.0%	91.2%	87.8%	90.6%

The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$200	$396	$406	$654
Favorable prior period development net of related reinstatement premiums, pre-tax	$170	$301	$401	$548

Catastrophe losses through June 30, 2017 and 2016 were primarily from the following events:

•	2017: severe weather-related events in the U.S., Cyclone Debbie in Australia and flooding in Latin America

•	2016: severe weather-related events in the U.S. and Europe, a wildfire in Canada, and an earthquake in Ecuador

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss events that occurred in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years. Favorable prior period development included a charge of $41 million in the first quarter of 2017, reflecting the change in the discount rate in the U.K. (Ogden rate). Refer to Note 5 to the Consolidated Financial Statements for additional information.

The following table presents the impact of catastrophe losses and prior period reserve development net of related reinstatement premiums on our consolidated loss and loss expense ratio. The loss ratio numerator includes losses and loss expenses adjusted to exclude catastrophe losses and PPD. The loss ratio denominator includes net premiums earned adjusted to exclude the amount of reinstatement premiums (expensed) collected. In periods where there are adjustments on loss sensitive policies, these adjustments are excluded from PPD and net premiums earned when calculating this ratio. We believe that excluding the impact of catastrophe losses and PPD provides a better evaluation of our underwriting performance and enhances the understanding of the trends in our property & casualty business that may be obscured by these items.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	59.0%	59.6%	58.2%	58.5%
Catastrophe losses	(3.0)%	(5.7)%	(3.1)%	(5.0)%
Prior period development net of related reinstatement premiums	2.6%	4.5%	3.3%	4.4%
Loss and loss expense ratio, adjusted	58.6%	58.4%	58.4%	57.9%

The adjusted loss and loss expense ratio increased 0.2 percentage points and 0.5 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to mix of business in our Major Accounts book, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio, in our North America Commercial P&C Insurance segment (0.5 percentage points for both periods) and an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.4 percentage points for both periods), with an offsetting decrease to administrative expenses. The increase for the six months ended June 30, 2017 was also due to higher non-catastrophe large losses in our North America Personal P&C Insurance segment (0.3 percentage points). These increases were partially offset by favorable claims handling expense adjustments in our North America Commercial P&C Insurance segment (0.4 percentage points and 0.2 percentage points, respectively), and integration-related claims handling expense savings realized of $26 million (0.4 percentage points) and $54 million (0.4 percentage points) for the three and six months ended June 30, 2017, respectively.

Policy acquisition costs consist of commissions, premium taxes, and certain underwriting costs directly related to the successful acquisition of a new or renewal insurance contract. Our policy acquisition cost ratio decreased 1.0 percentage point and 0.9 percentage points, respectively, for the three and six months ended June 30, 2017, compared to the prior year periods, which included a net unfavorable impact of purchase accounting adjustments related to the Chubb Corp acquisition (0.9 percentage points for both periods). The decrease for the three and six months ended June 30, 2017 was also due to integration-related expense savings realized (0.2 percentage points for both periods). This decrease was partially offset by a change in the mix of business in our Overseas General Insurance segment towards more A&H and personal lines products and regions which have higher acquisition cost ratios and a lower loss ratios (0.1 percentage point and 0.2 percentage points, respectively).

Our administrative expense ratio decreased 1.6 percentage points for both the three and six months ended June 30, 2017, primarily due to integration-related expense savings realized as a result of the Chubb Corp acquisition of $68 million (1.0 percentage point) and $150 million (1.2 percentage points), respectively, lower employee benefit-related expenses (0.6 percentage points and 0.7 percentage points, respectively), and the updated loss expenses and administrative expenses allocation as noted above (0.4 percentage points for both periods), partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth.

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

For the three months ended June 30, 2017, Policy benefits were $163 million, which included $16 million of separate account liabilities losses, compared to $146 million in the prior year, which included losses of $3 million related to separate account liabilities.

For the six months ended June 30, 2017, Policy benefits were $331 million, which included $46 million of separate account liabilities losses, compared to $272 million in the prior year, which included no gains or losses related to separate account liabilities.

Refer to the Corporate results section below for information on Net investment income, Interest expense, and Income tax expense.

Integration-Related Savings
The following tables present consolidated integration-related savings realized by segment and income statement line item:

	Three Months Ended June 30
	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C	Life Insurance	Consolidated
2017
(in millions of U.S. dollars)
Losses and loss expenses	$21	$10	$13	$—	$—	$44	$—	$44
Policy acquisition costs	9	2	6	—	—	17	—	17
Administrative expenses	36	17	42	—	18	113	1	114
Net investment income	1	1	—	—	—	2	—	2
Total	$67	$30	$61	$—	$18	$176	$1	$177
2016
Losses and loss expenses	$9	$6	$3	$—	$—	$18	$—	$18
Policy acquisition costs	4	—	2	—	—	6	—	6
Administrative expenses	18	10	11	—	7	46	—	46
Net investment income	1	1	—	—	—	2	—	2
Total	$32	$17	$16	$—	$7	$72	$—	$72
Incremental Change
Losses and loss expenses	$12	$4	$10	$—	$—	$26	$—	$26
Policy acquisition costs	5	2	4	—	—	11	—	11
Administrative expenses	18	7	31	—	11	67	1	68
Net investment income	—	—	—	—	—	—	—	—
Total	$35	$13	$45	$—	$11	$104	$1	$105

	Six Months Ended June 30
	North America Commercial P&C Insurance	North America Personal P&C Insurance	Overseas General Insurance	Global Reinsurance	Corporate	Total P&C	Life Insurance	Consolidated
2017
(in millions of U.S. dollars)
Losses and loss expenses	$37	$15	$20	$—	$—	$72	$—	$72
Policy acquisition costs	17	4	10	—	—	31	—	31
Administrative expenses	78	32	80	1	32	223	1	224
Net investment income	1	1	—	—	—	2	—	2
Total	$133	$52	$110	$1	$32	$328	$1	$329
2016
Losses and loss expenses	$9	$6	$3	$—	$—	$18	$—	$18
Policy acquisition costs	4	—	2	—	—	6	—	6
Administrative expenses	32	15	17	—	10	74	—	74
Net investment income	1	1	—	—	—	2	—	2
Total	$46	$22	$22	$—	$10	$100	$—	$100
Incremental Change
Losses and loss expenses	$28	$9	$17	$—	$—	$54	$—	$54
Policy acquisition costs	13	4	8	—	—	25	—	25
Administrative expenses	46	17	63	1	22	149	1	150
Net investment income	—	—	—	—	—	—	—	—
Total	$87	$30	$88	$1	$22	$228	$1	$229

Annualized and realized integration-related savings are expected to be $875 million and $845 million, respectively, by the end of 2018. The difference between annualized savings and realized savings reflects the additional amount that will be realized in future periods. The timing of realizing savings is dependent on the period in which the action is executed.
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

	Three Months Ended June 30			Six Months Ended June 30
(in millions of U.S. dollars)	Long-tail	Short-tail	Total	Long-tail	Short-tail	Total
2017
North America Commercial P&C Insurance	$(101)	$(30)	$(131)	$(200)	$(110)	$(310)
North America Personal P&C Insurance	20	17	37	20	14	34
North America Agricultural Insurance	—	—	—	—	(79)	(79)
Overseas General Insurance	—	(88)	(88)	32	(108)	(76)
Global Reinsurance	(36)	5	(31)	(28)	5	(23)
Corporate	43	—	43	53	—	53
Total	$(74)	$(96)	$(170)	$(123)	$(278)	$(401)
2016
North America Commercial P&C Insurance	$(167)	$(1)	$(168)	$(309)	$(37)	$(346)
North America Personal P&C Insurance	(4)	(11)	(15)	(4)	(14)	(18)
North America Agricultural Insurance	—	—	—	—	(41)	(41)
Overseas General Insurance	(1)	(84)	(85)	(1)	(114)	(115)
Global Reinsurance	(47)	—	(47)	(49)	(1)	(50)
Corporate	14	—	14	22	—	22
Total	$(205)	$(96)	$(301)	$(341)	$(207)	$(548)

For a discussion of significant prior period movements by segment, refer to Note 5 to the Consolidated Financial Statements.

Segment Operating Results – Three and Six Months Ended June 30, 2017 and 2016

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
North America Commercial P&C Insurance

The North America Commercial P&C Insurance segment comprises operations that provide property and casualty (P&C) insurance and services to large, middle market, and small commercial businesses in the U.S., Canada, and Bermuda. This segment includes our North America Major Accounts and Specialty Insurance division (principally large corporate accounts and wholesale accounts), and the North America Commercial Insurance division (principally middle market and small commercial accounts).

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$3,204	$3,245	(1.3)%		$5,946	$5,547	7.2%
Net premiums earned	3,099	3,148	(1.6)%		6,140	6,044	1.6%
Losses and loss expenses	1,936	1,971	(1.8)%		3,796	3,718	2.1%
Policy acquisition costs	464	545	(14.9)%		951	1,027	(7.4)%
Administrative expenses	241	299	(19.4)%		472	565	(16.5)%
Underwriting income	458	333	37.5%		921	734	25.5%
Net investment income	490	468	4.7%		968	894	8.3%
Other (income) expense	(4)	(9)	(55.6)%		—	(9)	NM
Segment income	$952	$810	17.5%		$1,889	$1,637	15.4%
Loss and loss expense ratio	62.5%	62.6%	(0.1)	pts	61.8%	61.5%	0.3	pts
Policy acquisition cost ratio	15.0%	17.3%	(2.3)	pts	15.5%	17.0%	(1.5)	pts
Administrative expense ratio	7.7%	9.6%	(1.9)	pts	7.7%	9.4%	(1.7)	pts
Combined ratio	85.2%	89.5%	(4.3)	pts	85.0%	87.9%	(2.9)	pts
NM – not meaningful

Premiums
Net premiums written decreased $41 million for the three months ended June 30, 2017 primarily due to merger-related underwriting actions ($84 million). Excluding these actions, net premiums written increased $43 million, as growth in our Major Accounts Risk Management and Wholesale businesses was partially offset by declines in our property, casualty and select components of our financial lines businesses due to competitive market conditions. In addition, net premiums written included a one-time favorable impact of a change in the timing of premium registrations during the quarter ($30 million).

Net premiums written increased $399 million for the six months ended June 30, 2017 due to the timing of the Chubb Corp acquisition in the prior year which excluded approximately $519 million of production generated prior to the acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written declined $120 million driven by merger-related underwriting actions ($168 million). Excluding these items, net premiums written increased $48 million, or 0.8 percent, due to the same factors driving the increase in the quarter as described above.

Net premiums earned decreased $49 million and increased $96 million for the three and six months ended June 30, 2017, respectively, due to the factors described above. For the six months ended June 30, 2017, the unfavorable impact from merger-

related underwriting actions was more than offset by growth as well as the favorable impact of the 14-day stub period as described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$102	$160	$185	$241
Favorable prior period development net of related reinstatement premiums, pre-tax	$131	$168	$310	$346

Catastrophe losses through June 30, 2017 and 2016 were primarily from the following events:

•	2017: Severe weather-related events in the U.S.

•	2016: Severe weather-related events in the U.S. and a wildfire in Canada.
The following table presents the impact of catastrophe losses and prior period reserve development net of related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	62.5%	62.6%	61.8%	61.5%
Catastrophe losses	(3.3)%	(5.1)%	(3.0)%	(4.0)%
Prior period development net of related reinstatement premiums	4.2%	5.4%	5.1%	5.8%
Loss and loss expense ratio, adjusted	63.4%	62.9%	63.9%	63.3%

The adjusted loss and loss expense ratio increased 0.5 percentage points and 0.6 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to mix of business in our Major Accounts book, driven by growth in casualty lines which have a higher loss ratio and declines in property lines which have a lower loss ratio, as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.6 percentage points and 0.7 percentage points for the three and six months ended June 30, 2017, respectively) with an offsetting decrease to administrative expenses. This increase was partially offset by favorable claims handling expense adjustments of $30 million for both the three and six months ended June 30, 2017 (0.9 percentage points and 0.5 percentage points, respectively) and integration-related expense savings realized of $12 million (0.4 percentage points) and $28 million (0.4 percentage points), respectively.

The policy acquisition cost ratio decreased 2.3 percentage points and 1.5 percentage points for the three and six months ended June 30, 2017, respectively, compared to prior year periods which included the net unfavorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (1.4 percentage points and 1.5 percentage points, respectively). Excluding this item, the policy acquisition cost ratio decreased 0.9 percentage points for the three months ended June 30, 2017 primarily due to the change in the mix of business and integration-related expense savings realized of $5 million (0.2 percentage points). For the six months ended June 30, 2017, the policy acquisition cost ratio remained flat reflecting an increase in supplemental commissions offset by integration-related expense savings realized of $13 million (0.2 percentage points).
The administrative expense ratio decreased 1.9 percentage points and 1.7 percentage points for the three and six months ended June 30, 2017, respectively. The decline reflects integration-related expense savings realized of $18 million (0.6 percentage points) and $46 million (0.8 percentage points) for the three and six months ended June 30, 2017, respectively, lower employee benefit-related expenses of $21 million (0.7 percentage points) and $55 million (0.9 percentage points), respectively, and the updated loss expenses and administrative expenses allocation as noted above (0.6 percentage points and 0.7 percentage points), partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth.

North America Personal P&C Insurance

The North America Personal P&C Insurance segment comprises operations that provide high net worth personal lines business, including homeowners and complementary products such as valuable articles, excess liability, automobile, and recreational marine insurance and services in the U.S. and Canada.

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$1,255	$1,231	2.0%		$2,239	$2,102	6.5%
Net premiums earned	1,093	1,140	(4.0)%		2,179	2,164	0.7%
Losses and loss expenses	683	661	3.3%		1,316	1,322	(0.5)%
Policy acquisition costs	230	269	(14.5)%		447	518	(13.7)%
Administrative expenses	66	98	(32.7)%		131	186	(29.6)%
Underwriting income	114	112	1.8%		285	138	106.5%
Net investment income	56	55	1.8%		111	102	8.8%
Other (income) expense	1	3	(66.7)%		2	4	(50.0)%
Amortization of purchased intangibles	5	4	25.0%		8	12	(33.3)%
Segment income	$164	$160	2.5%		$386	$224	72.3%
Loss and loss expense ratio	62.4%	58.0%	4.4	pts	60.4%	61.1%	(0.7)	pts
Policy acquisition cost ratio	21.1%	23.6%	(2.5)	pts	20.5%	23.9%	(3.4)	pts
Administrative expense ratio	6.1%	8.5%	(2.4)	pts	6.0%	8.6%	(2.6)	pts
Combined ratio	89.6%	90.1%	(0.5)	pts	86.9%	93.6%	(6.7)	pts

Premiums
Net premiums written increased $24 million for the three months ended June 30, 2017 reflecting growth primarily in homeowners and complementary products such as automobile and valuables. In addition, the non-renewal of a quota share treaty covering the acquired Fireman's Fund homeowners and automobile businesses ($46 million) and a one-time change in the timing of premium registrations during the quarter ($22 million), added to the growth. This increase was partially offset by the purchase of additional reinsurance ($75 million) primarily for our homeowners and large limit valuable articles business written in the northeast United States.

Net premiums written increased $137 million for the six months ended June 30, 2017 due to the timing of the Chubb Corp acquisition. The prior year period excluded approximately $100 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period). On a comparative basis, which includes the 14-day stub period, net premiums written increased $37 million reflecting growth across most lines, partially offset by the purchase of additional reinsurance ($126 million) described above.

Net premiums earned decreased $47 million for the three months ended June 30, 2017 primarily due to the purchase of additional reinsurance described above. Net premiums earned increased $15 million for the six months ended June 30, 2017 due to the factors described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$77	$97	$145	$253
Favorable (unfavorable) prior period development, pre-tax	$(37)	$15	$(34)	$18

Catastrophe losses through June 30, 2017 and 2016 were primarily from severe weather-related events in the U.S.
The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	62.4%	58.0%	60.4%	61.1%
Catastrophe losses	(7.0)%	(8.5)%	(6.7)%	(11.7)%
Prior period development	(3.3)%	1.4%	(1.5)%	0.9%
Loss and loss expense ratio, adjusted	52.1%	50.9%	52.2%	50.3%

The adjusted loss and loss expense ratio increased 1.2 percentage points and 1.9 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to higher non-catastrophe large losses (0.7 percentage points and 1.7 percentage points, respectively), as well as an updated allocation that more appropriately classified certain claims-related expenses as loss adjustment expenses (previously reported as administrative expenses). This updated allocation increased loss adjustment expenses (0.5 percentage points for both the three and six months ended June 30, 2017), with an offsetting decrease to administrative expenses. This increase was partially offset by integration-related claims handling expense savings realized of $4 million (0.3 percentage points) and $9 million (0.4 percentage points) for the three and six months ended June 30, 2017, respectively.

The policy acquisition cost ratio decreased 2.5 percentage points and 3.4 percentage points for the three and six months ended June 30, 2017, respectively, compared to the prior year periods which included the net unfavorable impact from purchase accounting adjustments (2.5 percentage points and 2.8 percentage points, respectively) related to the Chubb Corp acquisition. The decreases in the ratios also reflected the favorable impact from the ceded commission benefits related to additional reinsurance purchased (1.1 percentage points for both the three and six months ended June 30, 2017) and integration-related expense savings realized of $2 million (0.2 percentage points) and $4 million (0.2 percentage points) for the three and six months ended June 30, 2017, respectively. The decrease was partially offset by the non-renewal of the Fireman's Fund quota share treaty, as noted above, which had a higher acquisition cost ratio.

The administrative expense ratio decreased 2.4 percentage points and 2.6 percentage points for the three and six months ended June 30, 2017, respectively, due to integration-related expense savings realized of $7 million (0.6 percentage points) and $17 million (0.8 percentage points), respectively, lower employee benefit-related expenses of $8 million (0.7 percentage points) and $22 million (1.0 percentage point), respectively, and the updated loss expenses and administrative expenses allocation as noted above (0.5 percentage points for both periods).

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$403	$375	7.7%		$464	$439	5.9%
Net premiums earned	344	327	5.4%		358	350	2.3%
Losses and loss expenses	292	286	2.1%		219	256	(14.5)%
Policy acquisition costs	27	25	8.0%		26	29	(10.3)%
Administrative expenses	2	2	—		(3)	(2)	50.0%
Underwriting income	23	14	64.3%		116	67	73.1%
Net investment income	6	5	20.0%		12	10	20.0%
Other (income) expense	1	—	NM		1	—	NM
Amortization of purchased intangibles	7	8	(12.5)%		14	15	(6.7)%
Segment income	$21	$11	90.9%		$113	$62	82.3%
Loss and loss expense ratio	85.2%	87.5%	(2.3)	pts	61.3%	73.3%	(12.0)	pts
Policy acquisition cost ratio	7.7%	7.7%	—		7.2%	8.2%	(1.0)	pts
Administrative expense ratio	0.4%	0.7%	(0.3)	pts	(0.8)%	(0.5)%	(0.3)	pts
Combined ratio	93.3%	95.9%	(2.6)	pts	67.7%	81.0%	(13.3)	pts
NM – not meaningful

Premiums
Net premiums written increased $28 million and $25 million for the three and six months ended June 30, 2017, respectively, primarily due to higher commodity base prices in our 2017 policy pricing and growth in our Chubb Agribusiness unit driven by new business written and strong retention. For the six months ended June 30, 2017, the increase was partially offset by a decline in the first quarter due to the premium-sharing formulas under the U.S. government's MPCI program. Under the MPCI profit and loss calculation, we retained less premiums on the 2016 crop year due to lower than expected losses for that year. In the first quarter of 2017, we recognized these adjustments as prior period development.

Net premiums earned increased $17 million and $8 million for the three and six months ended June 30, 2017, respectively, due to the factors described above.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$8	$14	$13	$16
Favorable prior period development, pre-tax	$—	$—	$79	$41

Catastrophe losses through June 30, 2017 and 2016 were primarily from our farm, ranch, and specialty P&C businesses.

There was no prior period development for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, net favorable prior period development was $79 million, which included $135 million of favorable incurred losses and $5 million of lower acquisition costs due to lower than expected MPCI losses for the 2016 crop year, partially offset by a $61 million decrease in net premiums earned related to the MPCI profit and loss calculation formula. For the six months ended

June 30, 2016, net favorable PPD was $41 million, which included $85 million of favorable incurred losses due to lower than expected MPCI losses for the 2015 crop year, partially offset by a $48 million decrease in net premiums earned related to the MPCI profit and loss calculation formula.
The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	85.2%	87.5%	61.3%	73.3%
Catastrophe losses	(2.2)%	(4.2)%	(3.5)%	(4.5)%
Prior period development	—	—	23.9%	13.0%
Loss and loss expense ratio, adjusted	83.0%	83.3%	81.7%	81.8%

The adjusted loss and loss expense ratio decreased 0.3 percentage points and 0.1 percentage point for the three and six months ended June 30, 2017, respectively.

The policy acquisition cost ratio remained flat for the three months ended June 30, 2017. For the six months ended June 30, 2017, the policy acquisition ratio decreased 1.0 percentage point primarily due to lower direct commissions in the current year. The administrative expense ratio decreased 0.3 percentage points for both the three and six months ended June 30, 2017 primarily due to higher Administrative and Operating (A&O) reimbursements.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written (1)	$2,006	$2,031	(1.2)%		$4,206	$4,072	3.3%
Net premiums earned	2,018	2,093	(3.6)%		3,954	4,048	(2.3)%
Losses and loss expenses	964	1,089	(11.5)%		2,035	2,110	(3.6)%
Policy acquisition costs	555	537	3.4%		1,084	1,040	4.2%
Administrative expenses	243	277	(12.3)%		488	540	(9.6)%
Underwriting income (2)	256	190	34.7%		347	358	(3.1)%
Net investment income	148	147	0.7%		296	293	1.0%
Other (income) expense	(3)	(5)	(40.0)%		(4)	(10)	(60.0)%
Amortization of purchased intangibles	11	13	(15.4)%		22	24	(8.3)%
Segment income	$396	$329	20.4%		$625	$637	(1.9)%
Loss and loss expense ratio	47.8%	52.1%	(4.3)	pts	51.5%	52.1%	(0.6)	pts
Policy acquisition cost ratio	27.5%	25.6%	1.9	pts	27.4%	25.7%	1.7	pts
Administrative expense ratio	12.0%	13.2%	(1.2)	pts	12.3%	13.3%	(1.0)	pts
Combined ratio	87.3%	90.9%	(3.6)	pts	91.2%	91.1%	0.1	pts

(1)
For the three and six months ended June 30, 2017, net premiums written increased $7 million and $196 million, or 0.3 percent and 4.9 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

(2)
For the three and six months ended June 30, 2017, underwriting income increased $64 million and decreased $11 million, or 33.9 percent and 2.9 percent, respectively, on a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Premiums
Net premiums written decreased $25 million, or increased $7 million on a constant-dollar basis, for the three months ended June 30, 2017, as growth in personal lines business, in Latin America and Europe, and property and casualty (P&C) lines, primarily in Asia and Latin America, was mostly offset by merger-related underwriting actions ($39 million).

Net premiums written increased $134 million, or $196 million on a constant-dollar basis, for the six months ended June 30, 2017, due to the timing of the Chubb Corp acquisition which excluded approximately $215 million of production in the prior year generated prior to the acquisition close on January 14, 2016 (14-day stub period). This increase was partially offset by merger-related underwriting actions ($81 million) and the impact of a merger-related accounting policy adjustment in the fourth quarter of 2016 to align the timing of premium recognition ($73 million). Excluding these items, net premiums written increased $135 million on a constant-dollar basis, due to growth in personal lines and P&C lines, as described above.

Net premiums earned decreased $75 million and $94 million for the three and six months ended June 30, 2017, respectively. On a constant-dollar basis net premiums earned decreased $47 million and $53 million, respectively, primarily due to a higher mix of multi-year policies written in the current year in comparison to the growth in net premiums written, as well as the same factors described above. The decrease for the six months ended was partially offset by the favorable impact of the 14-day stub period, as noted above.
Overseas General Insurance conducts business internationally and in most major foreign currencies. The following tables present a regional breakdown of Overseas General Insurance net premiums written:

	Three Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2017	2017 % of Total	2016	2016 % of Total	C$ (1) 2016	Q-17 vs. Q-16	C$ (1)Q-17 vs. Q-16
Region
Europe	$726	36%	$807	40%	$763	(10.0)%	(4.8)%
Latin America	508	25%	483	24%	502	5.2%	1.2%
Asia	673	34%	641	31%	639	5.0%	5.3%
Other (2)	99	5%	100	5%	95	(1.0)%	4.2%
Net premiums written	$2,006	100%	$2,031	100%	$1,999	(1.2)%	0.3%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, and other international.

	Six Months Ended June 30					% Change
(in millions of U.S. dollars, except for percentages)	2017	2017 % of Total	2016	2016 % of Total	C$ (1) 2016	YTD-17 vs. YTD-16	C$ (1)YTD-17 vs. YTD-16
Region
Europe	$1,756	42%	$1,706	42%	$1,611	2.9%	9.0%
Latin America	1,005	24%	965	24%	992	4.1%	1.3%
Asia	1,250	30%	1,211	30%	1,223	3.2%	2.2%
Other (2)	195	4%	190	4%	184	2.6%	6.0%
Net premiums written	$4,206	100%	$4,072	100%	$4,010	3.3%	4.9%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.
(2) Combined International, Eurasia and Africa region, and other international.

Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development:

	Three Months Ended June 30		Six Months Ended June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$10	$73	$60	$91
Favorable prior period development, pre-tax	$88	$85	$76	$115

Catastrophe losses through June 30, 2017 and 2016 were primarily from the following events:

•	2017: Cyclone Debbie in Australia and flooding in Latin America

•	2016: Severe weather related events in Europe and an earthquake in Ecuador

Favorable prior period development included a charge of $32 million in the first quarter of 2017, reflecting the change in the discount rate in the U.K. (Ogden rate) which impacted our casualty lines. Refer to Note 5 to the Consolidated Financial Statements for additional information.

The following table presents the impact of catastrophe losses and prior period reserve development on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	47.8%	52.1%	51.5%	52.1%
Catastrophe losses	(0.5)%	(3.5)%	(1.6)%	(2.2)%
Prior period development	4.3%	4.1%	2.0%	2.9%
Loss and loss expense ratio, adjusted	51.6%	52.7%	51.9%	52.8%

The adjusted loss and loss expense ratio decreased 1.1 percentage points and 0.9 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to a change in the mix of business towards products and regions that have a lower loss ratio and a higher acquisition cost ratio (0.6 percentage points for both periods) and integration-related claims handling expense savings realized of $10 million (0.5 percentage points) and $17 million (0.4 percentage points), respectively.
The policy acquisition cost ratio increased 1.9 percentage points and 1.7 percentage points for the three and six months ended June 30, 2017, respectively, compared to the prior year periods, which included the net favorable impact of initial year purchase accounting adjustments related to the Chubb Corp acquisition (0.4 percentage points and 0.6 percentage points, respectively). Excluding this item, the policy acquisition cost ratio increased 1.5 percentage points and 1.1 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to a change in the mix of business towards more A&H products and towards regions within personal lines which have a higher acquisition cost ratio and a lower loss ratio (0.4 percentage point and 0.5 percentage points), higher relative solicitation costs, as a percentage of net premiums earned, to support growth initiatives (0.2 percentage points and 0.1 percentage point, respectively), and lower cede commission benefits in the current year (0.1 percentage point for both periods). In addition, the adverse impact of aligning accounting policy after the Chubb Corp acquisition in the prior year increased the policy acquisition ratio by 0.4 percentage points and 0.2 percentage points for the three and six months ended June 30, 2017, respectively. These increases were partially offset by integration-related expense savings realized of $4 million (0.3 percentage points) and $8 million (0.2 percentage points) for the three and six months ended June 30, 2017, respectively.
The administrative expense ratio decreased 1.2 percentage points and 1.0 percentage point for the three and six months ended June 30, 2017, respectively, primarily due to integration-related expense savings realized of $31 million (1.5 percentage points) and $63 million (1.6 percentage points), respectively, and lower employee benefit-related expenses of $7 million in the quarter (0.3 percentage points and 0.2 percentage points, respectively). This decrease was partially offset by the impact of merit-based salary increases, inflation, and increased spending to support growth initiatives.

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

	Three Months Ended				Six Months Ended
	June 30		% Change		June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16		2017	2016	YTD-17 vs. YTD-16
Net premiums written	$190	$230	(17.7)%		$389	$431	(9.9)%
Net premiums earned	168	185	(9.6)%		357	387	(7.9)%
Losses and loss expenses	46	87	(47.1)%		140	176	(20.5)%
Policy acquisition costs	43	47	(8.5)%		94	100	(6.0)%
Administrative expenses	12	14	(14.3)%		22	28	(21.4)%
Underwriting income	67	37	81.1%		101	83	21.7%
Net investment income	65	65	—		127	132	(3.8)%
Other (income) expense	1	(2)	NM		1	(3)	NM
Segment income	$131	$104	26.0%		$227	$218	4.1%
Loss and loss expense ratio	27.8%	46.9%	(19.1)	pts	39.3%	45.5%	(6.2)	pts
Policy acquisition cost ratio	25.7%	25.5%	0.2	pts	26.3%	25.9%	0.4	pts
Administrative expense ratio	6.7%	7.4%	(0.7)	pts	6.2%	7.1%	(0.9)	pts
Combined ratio	60.2%	79.8%	(19.6)	pts	71.8%	78.5%	(6.7)	pts
NM - not meaningful

Premiums
Net premiums written decreased $40 million and $42 million for the three and six months ended June 30, 2017, respectively, as we maintained underwriting discipline in an environment of declining rates and increasing competition. In addition, the decrease in net premiums written for the six months ended June 30, 2017, which included an unfavorable impact from merger-related underwriting actions of $10 million, was partially offset by the timing of the Chubb Corp acquisition. The first quarter of 2016 excluded approximately $20 million of production generated prior to the Chubb Corp acquisition close on January 14, 2016 (14-day stub period).

Net premiums earned decreased $17 million and $30 million for the three and six months ended June 30, 2017, respectively, primarily due to the factors described above.
Combined Ratio
The following table presents pre-tax catastrophe losses and pre-tax favorable prior period development net of related reinstatement premiums:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2017	2016	2017	2016
Catastrophe losses, pre-tax	$3	$52	$3	$53
Favorable prior period development net of related reinstatement premiums, pre-tax	$31	$47	$23	$50

Catastrophe losses through June 30, 2017 were primarily from severe weather related events in the U.S. Catastrophe losses through June 30, 2016 were primarily related to the Fort McMurray wildfire.

Favorable prior period development included a charge of $9 million in the first quarter of 2017, reflecting the change in the discount rate in the U.K. (Ogden rate) which impacted our motor and excess liability lines. Refer to Note 5 to the Consolidated Financial Statements for additional information.

The following table presents the impact of catastrophe losses and prior period reserve development net of related reinstatement premiums on our loss and loss expense ratio:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Loss and loss expense ratio	27.8%	46.9%	39.3%	45.5%
Catastrophe losses and related reinstatement premiums	(1.9)%	(27.8)%	(0.8)%	(13.3)%
Prior period development net of related reinstatement premiums (1)	18.5%	26.9%	5.3%	13.6%
Loss and loss expense ratio, adjusted	44.4%	46.0%	43.8%	45.8%
(1) Reinstatement premiums expensed (collected) on prior period development - pre-tax	$—	$—	$(7)	$—

The adjusted loss and loss expense ratio decreased 1.6 percentage points and 2.0 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to a change in the mix of business towards products that have a lower loss ratio.

The policy acquisition cost ratio increased 0.2 percentage points and 0.4 percentage points for the three and six months ended June 30, 2017, respectively, primarily due to a change in the mix of business towards products that have higher acquisition cost ratios.

The administrative expense ratio decreased 0.7 percentage points and 0.9 percentage points for the three and six months ended June 30, 2017, respectively, primarily reflecting expense reductions implemented to align our cost structure with our premium base and integration-related expense savings realized.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16	2017	2016	YTD-17 vs. YTD-16
Net premiums written	$523	$527	(0.7)%	$1,047	$1,043	0.4%
Net premiums earned	515	512	0.8%	1,021	1,009	1.2%
Losses and loss expenses	182	147	23.8%	375	324	15.7%
Policy benefits (1)	163	146	11.6%	331	272	21.7%
(Gains) losses from fair value changes in separate account assets (1)	(16)	(3)	NM	(46)	—	NM
Policy acquisition costs	130	137	(5.1)%	244	259	(5.8)%
Administrative expenses	77	77	—	149	149	—
Net investment income	77	69	11.6%	152	136	11.8%
Life Insurance underwriting income	56	77	(27.3)%	120	141	(14.9)%
Other (income) expense (1)	4	3	33.3%	5	6	(16.7)%
Amortization of purchased intangibles	—	—	NM	1	1	—
Segment income	$52	$74	(29.7)%	$114	$134	(14.9)%
NM - not meaningful

(1)
(Gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP have been reclassified from Other income (expense) for purposes of presenting Life Insurance underwriting income. The offsetting movement in the separate account liabilities is included in Policy benefits.

Premiums
Net premiums written decreased slightly for the three months ended June 30, 2017 and increased slightly for the six months ended June 30, 2017. For the quarter, growth in our Combined Insurance supplemental A&H program business and our Asian international life operations was more than offset by planned declines in our Latin American operations, reflecting merger-related underwriting actions of $8 million. For the six months ended June 30, 2017, the growth in the A&H program business and in our Asian international life operations more than offset the declines related to merger-related underwriting actions of $24 million. In addition, growth in both periods was adversely impacted by our life reinsurance business, which continues to decline as no new business is currently being written.
Deposits
The following table presents deposits collected on universal life and investment contracts:

	Three Months Ended					Six Months Ended
	June 30			% Change		June 30			% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	C$ (1) 2016	Q-17 vs. Q-16	C$ (1) Q-17 vs. Q-16	2017	2016	C$ (1) 2016	Y-17 vs. Y-16	C$ (1) Y-17 vs. Y-16
Deposits collected on Universal life and investment contracts	$316	$262	$270	20.5%	16.8%	$626	$475	$488	31.8%	28.3%
(1) On a constant-dollar basis. Amounts are calculated by translating prior period results using the same local currency exchange rates as the comparable current period.

Deposits collected on universal life and investment contracts (life deposits) are not reflected as revenues in our Consolidated statements of operations in accordance with GAAP.  New life deposits are an important component of production, and although they do not significantly affect current period income from operations, they are key to our efforts to grow our business. Life deposits collected increased for the three and six months ended June 30, 2017, due to growth in Taiwan, partially offset by a decline in Korea.

Life Insurance underwriting income

Life Insurance underwriting income decreased $21 million for both the three and six months ended June 30, 2017, due to the adverse impact of updating our long-term benefit ratio in our variable annuity business in the fourth quarter of 2016 ($16 million and $33 million for the three and six months ended June 30, 2017, respectively). For the six months ended June 30, 2017 this decrease was offset by an increase in underwriting income in our international life operations, reflecting improved margins and higher net investment income.

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

	Three Months Ended			Six Months Ended
	June 30		% Change	June 30		% Change
(in millions of U.S. dollars, except for percentages)	2017	2016	Q-17 vs. Q-16	2017	2016	YTD-16 vs. YTD-15
Losses and loss expenses	$45	$15	200.0%	$56	$24	133.3%
Administrative expenses	65	62	4.8%	123	135	(8.9)%
Underwriting loss	110	77	42.9%	179	159	12.6%
Net investment income (loss)	(72)	(101)	(28.7)%	(151)	(185)	(18.4)%
Interest expense	147	153	(3.9)%	301	299	0.7%
Net realized gains (losses)	101	(216)	NM	94	(610)	NM
Other (income) expense	(129)	(16)	NM	(174)	11	NM
Amortization expense (benefit) of purchased intangibles	42	(20)	NM	84	(40)	NM
Chubb integration expenses	72	98	(26.5)%	183	246	(25.6)%
Income tax expense	200	155	29.0%	328	279	17.6%
Net loss	$(413)	$(764)	(45.9)%	$(958)	$(1,749)	(45.2)%
NM - not meaningful

Losses and loss expenses for the three and six months ended June 30, 2017 were primarily from unfavorable prior period development related to non-A&E run-off casualty exposures as well as unallocated loss adjustment expenses of the A&E claim operations. The 2016 losses and loss expenses related primarily to unallocated loss adjustment expenses of the A&E claim operations.

Administrative expenses increased $3 million for the three months ended June 30, 2017. For the six months ended June 30, 2017, administrative expenses decreased $12 million reflecting integration-related expense savings and lower post-retirement benefit expenses.

Net investment income for the three and six months ended June 30, 2017 included amortization of $85 million and $108 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Net investment income for the three and six months ended June 30, 2016 included amortization of $108 million and $201 million, respectively, related to the fair value adjustment on invested assets related to the Chubb Corp acquisition. Excluding the fair value adjustment amortization, net investment income increased by $4 million and $10 million for the three and six months ended June 30, 2016, respectively. Refer to the Net Investment Income section for a discussion on consolidated Net investment income.

Interest expense decreased $6 million for the three months ended June 30, 2017 due to the conversion during the quarter of the interest rate on our $1.0 billion of unsecured junior subordinated capital securities to a floating rate, equal to the three-month LIBOR plus 2.25 percentage points. This conversion is expected to reduce future quarterly pre-tax interest expense by approximately $7 million for the remainder of 2017.  For the six months ended June 30, 2017, interest expense increased $2 million as the decrease noted above was more than offset by the timing of the Chubb Corp acquisition in the prior year which excluded approximately $8 million of interest expense prior to the Chubb Corp acquisition close on January 14, 2016.

For the three and six months ended June 30, 2017, net realized gains of $101 million and $94 million, respectively, were primarily from realized gains associated with a net decrease in the fair value of GLB liabilities, partially offset by realized losses on our investment portfolios. The decrease in the fair value of GLB liabilities was primarily due to the impact of updating aspects of our valuation model relating to interest rates and higher global equity market levels, partially offset by declining interest rates. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three and six months ended June 30, 2017, we experienced realized losses of $38 million and $112 million, respectively, related to these derivative instruments.

Net realized losses for the three and six months ended June 30, 2016 were primarily associated with a net increase in the fair value of GLB liabilities. These increases were primarily due to lower interest rates and the unfavorable impact of discounting future claims for one and two less quarters, respectively. Falling international equity market levels also contributed to the increase in the fair value of the GLB liabilities for the six months ended June 30, 2016. In addition, we maintain positions in derivative instruments that decrease in fair value when the S&P 500 index increases. During the three and six months ended June 30, 2016, we experienced realized losses of $28 million and $43 million, respectively, related to these derivative instruments. Additionally, there were realized losses on our investment portfolios during the three and six months ended June 30, 2016 of $32 million and $220 million, respectively. For further discussion of the remaining Net realized gains and (losses), refer to "Net realized and unrealized gains and (losses)".

For the three and six months ended June 30, 2017, Other (income) expense recognized in Corporate was $(129) million and $(174) million, respectively, compared to $(16) million and $11 million, respectively, comprised of:

•
Other income in 2017 of $143 million and $204 million, respectively, from our share of net realized gains and losses from partially-owned investment companies, compared to realized gains (losses) in 2016 of $18 million and $(7) million, respectively, primarily reflecting the change in market value of these investments.

•
Other expense in 2017 of $(14) million and $(21) million, respectively, compared to other expense in 2016 of $(2) million and $(4) million, respectively.  The higher expense in 2017 was primarily due to an increase in capital taxes resulting from a higher equity base after the Chubb Corp acquisition.

Refer to the Other Income and Expense Items section for further information.

Amortization expense of purchased intangibles increased $62 million and $124 million for the three and six months ended June 30, 2017, respectively, primarily reflecting the increase in intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment of Unpaid losses and loss expenses acquired as part of the Chubb Corp acquisition. Refer to the Amortization of purchased intangibles and Other amortization section for further information.

Chubb integration expenses
The following table presents the components of Chubb integration expenses:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S dollars)	2017	2016	2017	2016
Personnel-related expenses	$34	$41	$115	$116
Leases and real estate termination costs	12	6	22	13
Consulting fees	7	15	14	24
Rebranding	6	18	6	21
Advisor fees	—	—	—	38
Other	13	18	26	34
Totals	$72	$98	$183	$246

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

For the three and six months ended June 30, 2017, our effective income tax rate was 13.3 percent and 12.0 percent, respectively, compared to 17.6 percent and 19.3 percent, respectively, in the prior year periods. The effective income tax rate was lower in 2017 primarily due to realized gains being generated in lower taxing jurisdictions in the current year compared to realized losses generated in lower taxing jurisdictions in the prior year. The decrease was also driven by a reduction of income tax expense due to the adoption of the new stock compensation guidance in January 2017 ($5 million and $30 million for the three and six months ended June 30, 2017, respectively). Additionally, the decrease for the six months ended June 30, 2017 was also driven by a reduction to income tax expense of approximately $25 million in the current year primarily related to an accounting election we made relating to the treatment of certain, discrete investments that resulted in the release of the associated deferred tax liability. Refer to Note 1 to the Consolidated Financial Statements for additional information on the adoption of this guidance.

The lower tax rates attributed to our foreign operations primarily reflect the lower corporate tax rates that prevail outside of the U.S. During the three and six months ended June 30, 2017, approximately 60 percent and 59 percent, respectively, of our total pre-tax income was tax effected based on these lower rates compared with 51 percent and 46 percent for the three and six months ended June 30, 2016, respectively. The significant lower taxing jurisdictions outside of the U.S. include the U.K., Switzerland, and Bermuda with effective federal income tax rates in those countries of 19.25 percent, 7.83 percent, and 0.0 percent, respectively.

Other Income and Expense Items

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Equity in net (income) loss of partially-owned entities	$(146)	$(31)	$(199)	$(16)
(Gains) losses from fair value changes in separate account assets (1)	(16)	(3)	(46)	—
Federal excise and capital taxes	15	5	18	6
Other	2	—	12	9
Other (income) expense	$(145)	$(29)	$(215)	$(1)

(1)	Related to (gains) losses from fair value changes in separate account assets that do not qualify for separate account reporting under GAAP.

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

Amortization of purchased intangibles and Other amortization

Amortization expense related to purchased intangibles was $65 million and $129 million for the three and six months ended June 30, 2017, respectively, compared with $5 million and $12 million, respectively, in the prior year periods. The increase in amortization expense of purchased intangibles primarily reflects higher intangible amortization expense related to agency distribution relationships and renewal rights and lower amortization benefit from the fair value adjustment on Unpaid losses and loss expenses.

The following table presents, as of June 30, 2017, the estimated pre-tax amortization expense (benefit) of purchased intangibles, at current foreign currency exchange rates, for the third and fourth quarters of 2017 and the next five years:

	Associated with the Chubb Corp Acquisition
For the Years Ending December 31 (in millions of U.S. dollars)	Agency distribution relationships and renewal rights	Internally developed technology	Fair value adjustment on Unpaid losses and loss expenses	Total (1)	Other intangible assets (2)	Total Amortization of purchased intangibles
Third quarter of 2017	$74	$8	$(40)	$42	$21	$63
Fourth quarter of 2017	74	8	(40)	42	21	63
2018	323	32	(101)	254	78	332
2019	281	—	(62)	219	68	287
2020	239	—	(35)	204	62	266
2021	217	—	(20)	197	53	250
2022	197	—	(15)	182	49	231
Total	$1,405	$48	$(313)	$1,140	$352	$1,492

(1)	Recorded in Corporate.

(2)	Recorded in applicable segment(s) that acquired the intangible assets.

Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
The following table presents, as of June 30, 2017, the expected reduction of the deferred tax liability associated with intangible assets related to the Chubb Corp acquisition (which reduces as agency distribution relationships and renewal rights and internally developed technology amortize), at current foreign currency exchange rates, for the third and fourth quarters of 2017 and the next five years. For example, for the third quarter of 2017, the expected reduction to deferred tax liability of $29 million associated with intangible assets in the table below is calculated by applying the 35 percent expected tax rate against the sum of the estimated amortization of $82 million, comprising agency distribution relationships and renewal rights of $74 million, and internally developed technology of $8 million. At June 30, 2017, the remaining deferred tax liability associated with these intangibles was $2,019 million.

For the Years Ending December 31 (in millions of U.S. dollars)	Reduction of deferred tax liability associated with intangible assets related to the Chubb Corp acquisition
Third quarter of 2017	$29
Fourth quarter of 2017	29
2018	124
2019	98
2020	84
2021	76
2022	69
Total	$509

Amortization of the fair value adjustment on acquired invested assets and assumed long-term debt
The following table presents at June 30, 2017, the expected amortization expense of the fair value adjustment on acquired invested assets, at current foreign currency exchange rates, and the expected amortization benefit from the amortization of the fair value adjustment on assumed long-term debt for the third and fourth quarters of 2017 and the next five years as follows:

	Amortization (expense) benefit of the fair value adjustment on
For the Years Ending December 31 (in millions of U.S. dollars)	Acquired invested assets (1)	Assumed long-term debt (2)
Third quarter of 2017	$(85)	$12
Fourth quarter of 2017	(85)	12
2018	(320)	31
2019	(320)	19
2020	(238)	19
2021	—	19
2022	—	19
Total	$(1,048)	$131

(1)	Recorded as a reduction to Net investment income in the Consolidated statements of operations.

(2)	Recorded as a reduction to Interest expense in the Consolidated statements of operations.

The estimate of amortization expense of the fair value adjustment on acquired invested assets could vary materially based on current market conditions, bond calls, overall duration of the acquired investment portfolio, and foreign exchange.

Net Investment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions of U.S. dollars)	2017	2016	2017	2016
Fixed maturities	$741	$686	$1,471	$1,329
Short-term investments	31	22	57	45
Equity securities	13	9	22	21
Other investments	24	26	43	53
Gross investment income (1)	809	743	1,593	1,448
Investment expenses	(39)	(35)	(78)	(66)
Net investment income (1)	$770	$708	$1,515	$1,382
(1) Includes amortization expense related to fair value adjustment of acquired invested assets related to the Chubb Corp acquisition	$(85)	$(108)	$(176)	$(201)

Net investment income is influenced by a number of factors including the amounts and timing of inward and outward cash flows, the level of interest rates, and changes in overall asset allocation. Net investment income increased 8.8 percent and 9.6 percent for the three and six months ended June 30, 2017, respectively, compared with the prior year periods. The increase for the three and six months ended June 30, 2017 was primarily due to a higher overall invested asset base, higher call activity in our corporate bond portfolio and higher dividends. Additionally, the prior year period excluded $45 million of Net investment income generated prior to the Chubb Corp acquisition close on January 14, 2016.

Our average yield on invested assets was 3.4 percent for all periods presented, which is primarily driven by the yield on our fixed maturities. This compares to the average market yield, which represents the weighted average yield to maturity of our fixed income portfolio based on market prices of the holdings throughout the period, of 2.7 percent and 2.3 percent at June 30, 2017 and 2016, respectively.

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

The following table presents our net realized and unrealized gains (losses):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$23	$423	$446	$7	$954	$961
Fixed income derivatives	(16)	—	(16)	(47)	—	(47)
Public equity	2	15	17	(5)	33	28
Private equity	(1)	(4)	(5)	13	(42)	(29)
Total investment portfolio (1)	8	434	442	(32)	945	913
Variable annuity reinsurance derivative transactions, net of applicable hedges	80	—	80	(159)	—	(159)
Other derivatives	(1)	—	(1)	—	—	—
Foreign exchange	14	102	116	(22)	81	59
Other	—	(35)	(35)	(3)	1	(2)
Net gains (losses) before tax	$101	$501	$602	$(216)	$1,027	$811

(1)
For the three months ended June 30, 2017, other-than-temporary impairments in Net realized gains (losses) included $4 million for fixed maturities, $3 million for public equity, and $1 million for private equity. For the three months ended June 30, 2016, other-than-temporary impairments in Net realized gains (losses) included $11 million for fixed maturities and $5 million for public equity.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in millions of U.S. dollars)	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Net Impact
Fixed maturities	$11	$679	$690	$(183)	$2,042	$1,859
Fixed income derivatives	(10)	—	(10)	(86)	—	(86)
Public equity	6	43	49	33	29	62
Private equity	(8)	27	19	16	(69)	(53)
Total investment portfolio (1)	(1)	749	748	(220)	2,002	1,782
Variable annuity reinsurance derivative transactions, net of applicable hedges	99	—	99	(402)	—	(402)
Other derivatives	1	—	1	(2)	—	(2)
Foreign exchange	(5)	236	231	17	393	410
Other	—	(55)	(55)	(3)	3	—
Net gains (losses) before tax	$94	$930	$1,024	$(610)	$2,398	$1,788

(1)
For the six months ended June 30, 2017, other-than-temporary impairments in Net realized gains (losses) included $10 million for fixed maturities, $8 million for public equity, and $9 million for private equity. For the six months ended June 30, 2016, other-than-temporary impairments in Net realized gains (losses) included $70 million for fixed maturities, $6 million for public equity, and $3 million for private equity.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of A/Aa as rated by the independent investment rating services Standard and Poor’s (S&P)/ Moody’s Investors Service (Moody’s). The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. Other investments principally comprise direct investments, investment funds, and limited partnerships. We hold no collateralized debt obligations in our investment portfolio, and we provide no credit default protection. We have long-standing global credit limits for our entire portfolio across the organization. Exposures are aggregated, monitored, and actively managed by our Global Credit Committee, comprising senior executives, including our Chief Financial Officer, our Chief Risk Officer, our Chief Investment Officer, and our Treasurer. We also have well-established, strict contractual investment rules requiring managers to maintain highly diversified exposures to individual issuers and closely monitor investment manager compliance with portfolio guidelines.

The average duration of our fixed income securities, including the effect of options and swaps, was 4.2 years at both June 30, 2017 and December 31, 2016. We estimate that a 100 basis point (bps) increase in interest rates would reduce the valuation of our fixed income portfolio by approximately $4.0 billion at June 30, 2017.

The following table shows the fair value and cost/amortized cost of our invested assets:

	June 30, 2017		December 31, 2016
(in millions of U.S. dollars)	Fair Value	Cost/ Amortized Cost	Fair Value	Cost/ Amortized Cost
Fixed maturities available for sale	$81,645	$80,363	$80,115	$79,536
Fixed maturities held to maturity	10,560	10,371	10,670	10,644
Short-term investments	2,651	2,651	3,002	3,002
	94,856	93,385	93,787	93,182
Equity securities	856	697	814	706
Other investments	4,685	4,410	4,519	4,270
Total investments	$100,397	$98,492	$99,120	$98,158

The fair value of our total investments increased $1.3 billion during the six months ended June 30, 2017, primarily due to the investing of operating cash flows and unrealized appreciation, partially offset by the repayment of our $500 million senior notes that matured in February 2017, repurchases of our Common Shares, and the payment of dividends on our Common Shares.
The following tables present the market value of our fixed maturities and short-term investments at June 30, 2017 and December 31, 2016. The first table lists investments according to type and second according to S&P credit rating:

	June 30, 2017		December 31, 2016
(in millions of U.S. dollars, except for percentages)	Market Value	% of Total	Market Value	% of Total
Treasury	$3,117	3%	$2,832	3%
Agency	632	1%	699	1%
Corporate and asset-backed securities	28,064	30%	26,944	29%
Mortgage-backed securities	15,777	17%	15,435	16%
Municipal	22,263	23%	22,768	24%
Non-U.S.	22,352	23%	22,107	24%
Short-term investments	2,651	3%	3,002	3%
Total	$94,856	100%	$93,787	100%
AAA	$15,411	16%	$15,746	17%
AA	36,107	38%	36,235	39%
A	18,011	19%	17,519	19%
BBB	12,513	13%	12,237	13%
BB	7,151	8%	6,993	7%
B	5,390	6%	4,814	5%
Other	273	—%	243	—%
Total	$94,856	100%	$93,787	100%

Corporate and asset-backed securities
The following table presents our 10 largest global exposures to corporate bonds by market value at June 30, 2017:

(in millions of U.S. dollars)	Market Value
Wells Fargo & Co	$588
JP Morgan Chase & Co	533
Goldman Sachs Group Inc	464
Anheuser-Busch InBev NV	433
General Electric Co	394
Morgan Stanley	363
Verizon Communications Inc	356
Bank of America Corp	349
AT&T Inc	345
HSBC Holdings Plc	318

Mortgage-backed securities

	S&P Credit Rating					Market Value	Amortized Cost
June 30, 2017 (in millions of U.S. dollars)	AAA	AA	A	BBB	BB and below	Total	Total
Agency residential mortgage-backed (RMBS)	$—	$12,765	$—	$—	$—	$12,765	$12,749
Non-agency RMBS	1	5	60	3	28	97	105
Commercial mortgage-backed	2,902	13	—	—	—	2,915	2,883
Total mortgage-backed securities	$2,903	$12,783	$60	$3	$28	$15,777	$15,737

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
The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. government securities at June 30, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$1,406	$1,367
Republic of Korea	1,058	962
Canada	869	872
Federative Republic of Brazil	798	790
Province of Ontario	629	623
United Mexican States	506	506
Province of Quebec	499	494
Kingdom of Thailand	482	459
Germany	389	381
Australia	351	341
Other Non-U.S. Government Securities (1)	4,229	4,126
Total	$11,216	$10,921

(1)	There are no investments in Portugal, Ireland, Italy, Greece or Spain.

The following table summarizes the market value and amortized cost of our non-U.S. fixed income portfolio by country/sovereign for non-U.S. corporate securities at June 30, 2017:

(in millions of U.S. dollars)	Market Value	Amortized Cost
United Kingdom	$2,070	$1,985
Canada	1,373	1,350
United States (1)	906	882
France	837	810
Netherlands	714	692
Australia	713	700
Germany	621	606
Japan	348	347
Switzerland	335	325
China	285	280
Other Non-U.S. Corporate Securities	2,934	2,853
Total	$11,136	$10,830
(1) The countries that are listed in the non-U.S. corporate fixed income portfolio above represent the ultimate parent company's country of risk. Non-U.S. corporate securities could be issued by foreign subsidiaries of U.S. corporations.

Below-investment grade corporate fixed income portfolio
Below-investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Below-investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At June 30, 2017, our corporate fixed income investment portfolio included below-investment grade and non-rated securities which, in total, comprised approximately 12 percent of our fixed income portfolio. Our below-investment grade and non-rated portfolio includes over 1,100 issuers, with the greatest single exposure being $157 million.

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

Critical Accounting Estimates
As of June 30, 2017, there were no material changes to our critical accounting estimates. For a full discussion of our critical accounting estimates, refer to Item 7 in our 2016 Form 10-K.

Reinsurance recoverable on ceded reinsurance

	June 30	December 31
(in millions of U.S. dollars)	2017	2016
Reinsurance recoverable on unpaid losses and loss expenses (1)	$12,485	$12,708
Reinsurance recoverable on paid losses and loss expenses (1)	873	869
Reinsurance recoverable on losses and loss expenses (1)	$13,358	$13,577
Reinsurance recoverable on policy benefits (1)	$198	$182

(1)	Net of provision for uncollectible reinsurance

We evaluate the financial condition of our reinsurers and potential reinsurers on a regular basis and also monitor concentrations of credit risk with reinsurers. The provision for uncollectible reinsurance is required principally due to the potential failure of reinsurers to indemnify us, primarily because of disputes under reinsurance contracts and insolvencies. The provision for uncollectible reinsurance is based on a default analysis applied to gross reinsurance recoverables, net of approximately $3.4 billion and $3.3 billion of collateral at June 30, 2017 and December 31, 2016, respectively. The decrease in reinsurance recoverable on losses and loss expenses was primarily due to collections relating to large losses, partially offset by crop activity.

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

The following table presents a roll-forward of our unpaid losses and loss expenses:

(in millions of U.S. dollars)	Gross Losses	Reinsurance Recoverable (1)	Net Losses
Balance at December 31, 2016	$60,540	$12,708	$47,832
Losses and loss expenses incurred	9,768	1,833	7,935
Losses and loss expenses paid	(10,186)	(2,157)	(8,029)
Foreign currency revaluation and other	272	101	171
Balance at June 30, 2017	$60,394	$12,485	$47,909

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

Asbestos and Environmental (A&E)
There was no significant A&E reserve activity during the three and six months ended June 30, 2017. A&E reserves are included in Corporate. Refer to our 2016 Form 10-K for further information on our A&E exposures.

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

Catastrophe management
We actively monitor our catastrophe risk accumulation around the world. The table below presents our modeled annual aggregate pre-tax probable maximum loss (PML), net of reinsurance, for 100-year and 250-year return periods for U.S. hurricane and California earthquake at June 30, 2017 and 2016. The table also presents Chubb’s corresponding share of pre-tax industry PMLs for each of the return periods for U.S. hurricane and California earthquake. For example, according to the model, for the 1-in-100 return period scenario, there is a one percent chance that our losses incurred in any year from U.S. hurricane events could be in excess of $2,919 million (or 5.8 percent of our total shareholders’ equity at June 30, 2017). We estimate that at such hypothetical loss levels, Chubb’s share of the aggregate industry PML would be approximately 2.0 percent.

	Modeled Annual Aggregate Net PML
	U.S. Hurricane				California Earthquake
	June 30			June 30	June 30			June 30
	2017			2016	2017			2016
(in millions of U.S. dollars, except for percentages)	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb	Chubb	% of Total Shareholders’ Equity	% of Industry	Chubb
1-in-100	$2,919	5.8%	2.0%	$3,310	$1,436	2.9%	3.7%	$1,504
1-in-250	$5,033	10.0%	2.5%	$5,717	$1,891	3.8%	3.1%	$2,114

The above modeled loss information at June 30, 2017 reflects our in-force portfolio at April 1, 2017. The June 30, 2017 modeled loss information reflects the April 1, 2017 reinsurance program (see Natural Catastrophe Property Reinsurance Program section below) as well as inuring reinsurance protection coverages.

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

Each year the RMA issues a final SRA for the subsequent reinsurance year. In June 2017, the RMA released the 2018 SRA which establishes the terms and conditions for the 2018 reinsurance year (i.e., July 1, 2017 through June 30, 2018) that replaced the 2017 SRA. There were no significant changes in the terms and conditions, and therefore the new SRA does not impact Chubb's outlook on the crop program relative to 2018.

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

Liquidity
We anticipate that positive cash flows from operations (underwriting activities and investment income) should be sufficient to cover cash outflows under most loss scenarios for the near term. In addition to cash from operations, routine sales of investments, and financing arrangements, we have agreements with a third-party bank provider which implemented two international multi-currency notional cash pooling programs to enhance cash management efficiency during periods of short-term timing mismatches between expected inflows and outflows of cash by currency. The programs allow us to optimize investment income by avoiding portfolio disruption. Should the need arise, we generally have access to capital markets and an available $1.5 billion letter of credit/revolver facility. At June 30, 2017, our usage of this letter of credit was $376 million. Our access to funds under an existing credit facility is dependent on the ability of the bank that is a party to the facility to meet its funding commitments. Our existing credit facility has a remaining term expiring in November 2017 and requires that we maintain certain financial covenants, all of which we met at June 30, 2017. Should our existing credit provider experience financial difficulty, we may be required to replace credit sources, possibly in a difficult market. If we cannot obtain adequate capital or sources of credit on favorable terms, on a timely basis, or at all, our business, operating results, and financial condition could be adversely affected. To date, we have not experienced difficulty accessing our credit facility. Refer to “Credit Facilities” in our 2016 Form 10-K for additional information.

The payment of dividends or other statutorily permissible distributions from our operating companies are subject to the laws and regulations applicable to each jurisdiction, as well as the need to maintain capital levels adequate to support the insurance and reinsurance operations, including financial strength ratings issued by independent rating agencies. During the six months ended June 30, 2017, we were able to meet all of our obligations, including the payments of dividends on our Common Shares, with our net cash flows.

We assess which subsidiaries to draw dividends from based on a number of factors. Considerations such as regulatory and legal restrictions as well as the subsidiary’s financial condition are paramount to the dividend decision. Chubb Limited received dividends of $450 million and $875 million from its Bermuda subsidiaries during the six months ended June 30, 2017 and 2016, respectively. Chubb Limited received dividends of $5.0 billion from its Bermuda subsidiaries in 2015, of which $2.7 billion were paid in 2015, while the remaining $2.3 billion were paid during the first quarter of 2016. These dividends were used to finance a portion of the Chubb Corp acquisition by making capital contributions to Chubb INA and Chubb Group Holdings, both subsidiaries of Chubb Limited.

The payment of any dividends from CGM or its subsidiaries is subject to applicable U.K. insurance laws and regulations. In addition, the release of funds by Syndicate 2488 to subsidiaries of CGM is subject to regulations promulgated by the Society of Lloyd’s. The U.S. insurance subsidiaries of Chubb INA Holdings Inc. (Chubb INA) may pay dividends, without prior regulatory approval, subject to restrictions set out in state law of the subsidiary’s domicile (or, if applicable, commercial domicile). Chubb INA’s international subsidiaries are also subject to insurance laws and regulations particular to the countries in which the subsidiaries operate. These laws and regulations sometimes include restrictions that limit the amount of dividends payable without prior approval of regulatory insurance authorities. Chubb Limited received no dividends from CGM or Chubb INA during the six months ended June 30, 2017 and 2016. Debt issued by Chubb INA is serviced by statutorily permissible distributions by Chubb INA’s insurance subsidiaries to Chubb INA as well as other group resources. Chubb INA received dividends of $1.6 billion and $1.2 billion from its subsidiaries during the six months ended June 30, 2017 and 2016, respectively.

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

Cash Flows
Our sources of liquidity include cash from operations, routine sales of investments, and financing arrangements. The following is a discussion of our cash flows for the six months ended June 30, 2017 and 2016.

Operating cash flows were $1.6 billion in the six months ended June 30, 2017, compared to $2.2 billion in the prior year period. The decrease in operating cash flow is due to higher taxes paid of $251 million in 2017, reflecting the timing of required estimated tax payments and balances due on prior years. Additionally, the 2016 tax payments were lower, reflecting the benefit from overpayments of taxes in 2015. Higher claims paid in 2017 compared to the prior year also reduced operating cash flow.

Cash from investing was $104 million in the six months ended June 30, 2017, compared to cash used for investing of $2.7 billion in the prior year period. The prior year included $14.3 billion for the purchase of Chubb Corp, which was largely funded by sales in our investment portfolio, including net proceeds in short-term investments. Cash used for financing was $1,443 million in the six months ended June 30, 2017, compared to $269 million in the prior year period. The current year included $500 million of repayments of long-term debt and $475 million of share repurchases. In addition, dividends paid in the current year were $646 million compared to $530 million in the prior year reflecting our higher outstanding share count following the Chubb Corp acquisition. The dividends paid in January 2016 were based on shareholders of record at December 31, 2015, which was prior to the issuance of 137 million shares in connection with the closing of the Chubb Corp acquisition on January 14, 2016.

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

In the current low interest rate environment, we use repurchase agreements as a low-cost alternative for short-term funding needs and to address short-term cash timing differences without disrupting our investment portfolio holdings. At June 30, 2017, there were $1.4 billion in repurchase agreements outstanding with various maturities over the next 7 months.

Capital Resources
Capital resources consist of funds deployed or available to be deployed to support our business operations.

	June 30	December 31
(in millions of U.S. dollars, except for ratios)	2017	2016
Short-term debt	$922	$500
Long-term debt	11,667	12,610
Total financial debt	12,589	13,110
Trust preferred securities	308	308
Total shareholders’ equity	50,349	48,275
Total capitalization	$63,246	$61,693
Ratio of financial debt to total capitalization	19.9%	21.3%
Ratio of financial debt plus trust preferred securities to total capitalization	20.4%	21.8%

Repurchase agreements are excluded from the table above and are disclosed separately from short-term debt in the Consolidated balance sheets. The repurchase agreements are collateralized borrowings where we maintain the right and ability to redeem the collateral on short notice, unlike short-term debt which comprises the current maturities of our long-term debt instruments.

As part of the Chubb Corp acquisition on January 14, 2016, we assumed Chubb Corp's senior and subordinated debt obligations, totaling $3.3 billion par value (fair valued at $3.8 billion at the acquisition date), which is guaranteed by Chubb Limited. Included in the debt obligations are junior subordinated capital securities of $1.0 billion. Prior to April 15, 2017, these securities carried a fixed interest rate of 6.375 percent. Effective April 15, 2017, these securities bear interest at a rate equal to the three-month LIBOR plus 2.25 percentage points. The current interest rate, at the time of this filing, on these securities is 3.55 percent. The scheduled maturity date for these securities is April 15, 2037.

In February 2017, Chubb INA Holdings Inc.’s $500 million of 5.7 percent senior notes matured and were fully paid. In 2017, we reclassified $300 million of the 5.8 percent senior notes (due to mature in March 2018), and $600 million of the 5.75 percent senior notes (due to mature in May 2018) from Long-term debt to Short-term debt in the Consolidated balance sheets.

For the six months ended June 30, 2017, we repurchased $475 million of Common Shares in a series of open market transactions under the Board of Directors (Board) share repurchase authorization. At June 30, 2017, there were 14,408,723 Common Shares in treasury with a weighted average cost of $116.25 per share. For the period July 1, 2017 through August 2, 2017, we repurchased 501,872 Common Shares for a total of $72 million in a series of open market transactions. At August 2, 2017, $453 million in share repurchase authorization remained through December 31, 2017.

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

At our May 2017 annual general meeting, our shareholders approved an annual dividend for the following year of up to $2.84 per share, or CHF 2.78 per share, calculated using the USD/CHF exchange rate as published in the Wall Street Journal on May 18, 2017, expected to be paid in four quarterly installments of $0.71 per share after the general meeting by way of a distribution from capital contribution reserves, transferred to free reserves for payment. The Board will determine the record and payment dates at which the annual dividend may be paid until the date of the 2018 annual general meeting, and is authorized to abstain from distributing a dividend at their discretion. The annual dividend approved in May 2017 represented an $0.08 per share increase ($0.02 per quarter) over the prior year dividend.

The following table represents dividends paid per Common Share to shareholders of record on each of the following dates:

Shareholders of record as of:	Dividends paid as of:
December 30, 2016	January 20, 2017	$0.69 (CHF 0.69)
March 31, 2017	April 21, 2017	$0.69 (CHF 0.69)
June 30, 2017	July 21, 2017	$0.71 (CHF 0.69)

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

The tables below are estimates of the sensitivities to instantaneous changes in economic inputs (e.g., equity shock, interest rate shock etc.) or actuarial assumptions at June 30, 2017 of the FVL and of the fair value of specific derivative instruments held (hedge value) to partially offset the risk in the variable annuity guarantee reinsurance portfolio. The following assumptions should be considered when using the below tables:

•	No changes to the benefit ratio used to establish benefit reserves at June 30, 2017

•	Equity shocks impact all global equity markets equally

•
Our liabilities are sensitive to global equity markets in the following proportions: 75 percent—85 percent U.S. equity, 10 percent—20 percent international equity ex-Japan, up to 10 percent Japan equity.

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

•	The hedge sensitivity is from June 30, 2017 market levels.

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

•
In addition, the tables below do not reflect the expected quarterly run rate of net income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. All else equal, if markets remain unchanged during the period, the Gross FVL will increase, resulting in a realized loss. The realized loss occurs primarily because, during the period, we will collect premium on the full population while only 69 percent of that population has become eligible to annuitize and generate a claim (since approximately 31 percent of policies are not eligible to annuitize until after June 30, 2017). This increases the Gross FVL because future premiums are lower by the amount collected in the quarter, and also because future claims are discounted for a shorter period. We refer to this increase in Gross FVL as “timing effect”. The unfavorable impact of timing effect on our Gross FVL in a quarter is not reflected in the sensitivity tables below. For this reason, when using the tables below to estimate the sensitivity of Gross FVL in the third quarter to various changes, it is necessary to assume an additional $5 million to $45 million increase in Gross FVL and realized losses. However, the impact to Net income is substantially mitigated because the majority of this realized loss is offset by the positive quarterly run rate of Life underwriting income generated by the variable annuity guarantee reinsurance portfolio if markets remain unchanged during the period. Note that both the timing effect and the quarterly run rate of Life underwriting income change over time as the book ages.

	Interest Rate Shock	Worldwide Equity Shock
	(in millions of U.S. dollars)	+10%	Flat	-10%	-20%	-30%	-40%
+100 bps	(Increase)/decrease in Gross FVL	$330	$228	$38	$(221)	$(538)	$(909)
	Increase/(decrease) in hedge value	(142)	—	142	285	427	570
	Increase/(decrease) in net income	$188	$228	$180	$64	$(111)	$(339)
Flat	(Increase)/decrease in Gross FVL	$190	$—	$(242)	$(546)	$(906)	$(1,315)
	Increase/(decrease) in hedge value	(142)	—	142	285	427	570
	Increase/(decrease) in net income	$48	$—	$(100)	$(261)	$(479)	$(745)
-100 bps	(Increase)/decrease in Gross FVL	$(88)	$(319)	$(604)	$(947)	$(1,341)	$(1,770)
	Increase/(decrease) in hedge value	(142)	—	142	285	427	570
	Increase/(decrease) in net income	$(230)	$(319)	$(462)	$(662)	$(914)	$(1,200)

	Sensitivities to Other Economic Variables	AA-rated Credit Spreads		Interest Rate Volatility		Equity Volatility
	(in millions of U.S. dollars)	+100 bps	-100 bps	+2%	-2%	+2%	-2%
	(Increase)/decrease in Gross FVL	$73	$(83)	$—	$—	$(10)	$9
	Increase/(decrease) in hedge value	—	—	—	—	—	—
	Increase/(decrease) in net income	$73	$(83)	$—	$—	$(10)	$9

	Sensitivities to Actuarial Assumptions			Mortality
	(in millions of U.S. dollars)			+20%	+10%	-10%	-20%
	(Increase)/decrease in Gross FVL			$29	$14	$(15)	$(30)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$29	$14	$(15)	$(30)

				Lapses
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$110	$58	$(64)	$(136)
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$110	$58	$(64)	$(136)

				Annuitization
	(in millions of U.S. dollars)			+50%	+25%	-25%	-50%
	(Increase)/decrease in Gross FVL			$(413)	$(223)	$227	$415
	Increase/(decrease) in hedge value			—	—	—	—
	Increase/(decrease) in net income			$(413)	$(223)	$227	$415

ITEM 4. Controls and Procedures
Chubb’s management, with the participation of Chubb’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Chubb’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2017. Based upon that evaluation, Chubb’s Chief Executive Officer and Chief Financial Officer concluded that Chubb’s disclosure controls and procedures are effective in allowing information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 to be recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Chubb’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In 2016, Chubb completed the acquisition of The Chubb Corporation. During the three months ended June 30, 2017, we continued to integrate the information technology environments of the two companies. There were no other changes to Chubb's internal controls over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Chubb's internal controls over financial reporting.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Issuer’s Repurchases of Equity Securities
The following table provides information with respect to purchases by Chubb of its Common Shares during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (3)
April 1 through April 30	586,714	$137.41	544,301	$786	million
May 1 through May 31	1,174,101	$138.96	1,056,924	$639	million
June 1 through June 30	787,154	$145.22	780,341	$525	million
Total	2,547,969	$140.54	2,381,566

(1)
This column represents open market share repurchases and the surrender to Chubb of Common Shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and the exercising of options by employees.

(2) The aggregate value of shares repurchased in the three months ended June 30, 2017 as part of the publicly announced plan was $335 million.
(3) Refer to Note 7 to the Consolidated Financial Statements for more information on the Chubb Limited securities repurchase authorization. For the period July 1, 2017 through August 2, 2017, we repurchased 501,872 Common Shares for a total of $72 million in a series of open market transactions. At August 2, 2017, $453 million in share repurchase authorization remained through December 31, 2017.

ITEM 6. Exhibits
Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHUBB LIMITED
(Registrant)

August 3, 2017	/s/ Evan G. Greenberg
Evan G. Greenberg
Chairman, President and Chief Executive Officer

August 3, 2017	/s/ Philip V. Bancroft
Philip V. Bancroft
Executive Vice President and Chief Financial Officer

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Number	Date Filed	Filed Herewith
3.1	Articles of Association of the Company, as amended	8-K	3.1	May 20, 2016

3.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

4.1	Articles of Association of the Company, as amended	8-K	4.1	May 20, 2016

4.2	Organizational Regulations of the Company, as amended	8-K	3.1	November 21, 2016

10.1*	Director Restricted Stock Award Terms under the Chubb Limited 2016 Long-Term Incentive Plan				X

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002				X

101.1
The following financial information from Chubb Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements
					X

* Management Contract or Compensation Plan